Form 10-Q
period 1996-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1996-05-14
CIK 912595

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from              to


                      Commission File Number: 1-12762


                 MID-AMERICA APARTMENT COMMUNITIES, INC.
           (Exact Name of Registrant as Specified in Charter)


        TENNESSEE                               62-1543819
(State of Incorporation)           (I.R.S. Employer Identification Number)


                      6584 POPLAR AVENUE, SUITE 340
                        MEMPHIS, TENNESSEE 38138
                (Address of principal executive offices)


                            (901) 682-6600
           Registrant's telephone number, including area code


           (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of
                                            Shares Outstanding
              Class                          at May 13, 1996
           ----------                       ------------------
      Common Stock, $.01 par value               10,940,962

                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995

          Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements

          Pro Forma Condensed Combined Statement of Operations of
           Mid-America Apartment Communities, Inc. for the three months ended March 31, 1995


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                     PART I.  Financial Information
                                 ITEM 1.

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
March 31, 1996 (Unaudited) and December 31, 1995

(Dollars in thousands)


                                                      1996        1995
                                                 ---------  ----------
                                ASSETS:

Real estate assets:
  Land                                           $  58,886   $  57,456
  Buildings and improvements                       523,468     507,586
  Furniture, fixtures and equipment                 10,446       9,916
  Construction in progress                           4,758       3,830
                                                 ---------   ---------
                                                   597,558     578,788
  Less accumulated depreciation                    (34,575)    (29,504)
                                                 ---------   ---------
     Real estate assets, net                       562,983     549,284

Cash and cash equivalents                            2,018       3,046
Restricted cash                                      6,332       4,118
Deferred financing costs, net                        2,918       2,225
Other assets                                         6,925       6,594
                                                 ---------   ---------
   Total assets                                  $ 581,176   $ 565,267
                                                 =========   =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
  Notes payable                                  $ 328,760   $ 307,939
  Accounts payable                                   1,146       1,403
  Accrued expenses and other liabilities             8,618      10,146
  Security deposits                                  2,443       2,452
                                                ----------   ---------
   Total liabilities                               340,967     321,940

Minority interest                                   40,448      41,049

Shareholders' equity:
  Preferred stock (authorized 5,000,000 shares)          -           -
  Common stock, $.01 par value (authorized 20,000,000
   shares;issued and outstanding 10,940,020 and
   10,936,832 shares at March 31, 1996 and
   December 31, 1995)                                  109         109
  Additional paid-in-capital                       208,733     208,670
  Unearned compensation                               (351)       (381)
  Accumulated deficit                               (8,730)     (6,120)
                                                 ---------   ---------
   Total shareholders' equity                      199,761     202,278
                                                 ---------   ---------
   Total liabilities and shareholders' equity    $ 581,176   $ 565,267
                                                 =========   =========

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Three months ended March 31, 1996 and 1995

(Unaudited)
(Dollars in thousands except per share data)



                                                   Three months ended March 31,
                                                   ----------------------------
                                                               1996        1995
                                                           --------    --------
Revenues:
  Rental                                                   $ 26,837    $ 19,968
  Other                                                         275         316
                                                           --------    --------
  Total revenues                                             27,112      20,284

Expenses:
  Personnel                                                   2,731       2,111
  Building repairs and maintenance                            1,123       1,042
  Real estate taxes and insurance                             2,986       2,294
  Utilities                                                   1,667       1,247
  Landscaping                                                   644         489
  Other operating                                             1,088         863
  Depreciation and amortization real estate assets            5,084       3,527
  Depreciation and amortization non-real estate assets           35          26
  General and administrative                                  1,706       1,126
  Interest                                                    6,236       5,106
  Amortization of deferred financing costs                      174         130
                                                           --------    --------
  Total expenses                                             23,474      17,961
                                                           --------    --------
Income before minority interest in operating partnership      3,638       2,323

Minority interest in operating partnership income               670         525
                                                           --------    --------
Net income                                                 $  2,968    $  1,798
                                                           ========    ========

Net income per common share                                $   0.27    $   0.21
                                                           ========    ========

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 1996 and 1995

(Dollars in thousands)
(Unaudited)

                                               Three months ended March 31,
                                               ----------------------------
                                                            1996       1995
                                                        --------   --------

Cash flows from operating activities:
  Net income                                            $  2,968   $  1,798
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                        5,323      3,716
      Minority interest in operating partnership income      670        525
      Changes in assets and liabilities:
          Restricted cash                                 (2,214)      (520)
          Other assets                                      (387)      (153)
          Accounts payable                                  (257)       113
          Accrued expenses and other liabilities          (1,528)       238
          Security deposits                                   (9)        22
                                                        --------   --------
      Net cash provided by operating activities            4,566      5,739

Cash flows from investing activities:
      Purchases of real estate assets                    (14,309)   (15,545)
      Improvements to properties                          (3,860)    (2,056)
      Construction of new units                             (601)    (2,911)
                                                        --------   --------
      Net cash used in investing activities              (18,770)   (20,512)

Cash flows from financing activities:
      Proceeds from notes payable                         39,490     19,147
      Principal payments on notes payable                (18,668)      (399)
      Deferred financing costs                              (863)       157
      Proceeds from issuances of common stock                 80          -
      Redemption of unitholder interests                     (37)         -
      Distributions to minority interest holders          (1,248)    (1,230)
      Dividends paid                                      (5,578)    (4,289)
                                                        --------   --------
      Net cash provided by financing activities           13,176     13,386
                                                        --------   --------
      Net increase decrease in cash and cash equivalents  (1,028)    (1,387)

Cash and cash equivalents, beginning of period             3,046      4,980
                                                        --------   --------
Cash and cash equivalents, end of period                $  2,018   $  3,593
                                                        ========   ========

Supplemental disclosure of cash flow information:
      Interest paid                                     $  5,956   $  4,529
                                                        ========   ========

See accompanying notes to consolidated financial statements.

               MID-AMERICA APARTMENT COMMUNITIES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

             THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date with the exception of Note 2 below. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The accompanying 1996 financial statements include the 12 apartment communities acquired through the June 29, 1995 merger of America First REIT, Inc. ("AFR"). The former stockholders of AFR were issued 2,331,030 shares of MAA common stock for their interests in AFR.
The operating results of the acquired properties were included in consolidated net income commencing July 1, 1995.

2.    Capital expenditures are those made for assets having a useful
life in excess of one year.   In conjunction with acquisitions of
properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard and/or stabilize.

In 1995, the Company completed a review of its capital expenditure and depreciation policy. Effective January 1, 1996, the Company implemented a new policy whose primary changes are as follows:
     a) increase minimum dollar amounts to capitalize from $500 to $1,000,
     b) for stabilized properties, capitalize replacement purchases for major appliances and carpeting of an entire unit which was previously expensed, and
     c) reduce depreciation life for certain assets from 20 years to 10 to 15 years.

The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment REITs in the industry and provides a better matching of expenses with the estimated benefit period. The policy has been implemented prospectively effective January 1, 1996.

3. Primary earnings per share is computed based upon 10,981,189 weighted average shares outstanding during the period from January 1, 1996 through March 31, 1996, and 8,627,636 for the period January 1, 1995 through March 31, 1995. Fully diluted earnings per share is not presented as the dilution is not materially different as compared to primary earnings per share.

At March 31, 1996, 10,940,020 common shares and 2,445,090 operating partnership units were outstanding, a total of 13,385,110. Additionally, MAAC has outstanding options of 340,150 shares of common stock which increased weighted average shares outstanding during the period January 1, 1996 through March 31, 1996 by 43,652 shares and the period January 1, 1995 through March 31, 1995 by 48,788 shares.

4.    Pro Forma Condensed Combined Statement of Operations (Unaudited)

On June 29, 1995, through the merger (the "Merger") of AFR, the Company acquired 12 apartment communities containing 3,212 units located in six states. This unaudited Pro Forma Condensed Combined Statement of
Operations is presented as if the Merger had been consummated on January 1, 1995 and as if the Company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the three months ended March 31, 1995. The Merger has been accounted for under the purchase method in accordance with Accounting Principles Board Opinion No. 16. In the opinion of the Company's management, all adjustments necessary to reflect the effects of these transaction have been made.

This unaudited Pro Forma Condensed Combined Statement of Operations is presented for comparative purposes only and is not necessarily indicative of what the actual result of operations of the Company would have been for the period presented had the transaction described above been consummated on January 1, 1995, nor does it purport to represent the results for future periods. This unaudited Pro Forma Condensed Combined Statement of Operations should be read in conjunction with, and is qualified in its entirety by, the respective historical consolidated financial statements and notes thereto of MAAC and of AFR.

Mid-America Apartment Communities, Inc.
Pro Forma Condensed Combined Statement of Operations for the three months ended March 31, 1995

(In thousands except per share data)
(Unaudited)


                                                     Historical   Pro Forma
                                                     ----------   ---------
Revenues:
  Rental                                               $ 19,968    $ 24,843
  Interest and other                                        316         353
                                                       --------    --------
      Total revenues                                     20,284      25,196

Expenses:
  Personnel                                               2,111       2,538
  Building repairs/maintenance, utilities,
    landscaping, and other operating                      3,641       4,820
  Real estate taxes and insurance                         2,294       2,776
  Depreciation and amortization - real estate assets      3,527       4,552
  Depreciation and amortization - non-real estate assets     26          34
  General and administrative                              1,126       1,290
  Interest                                                5,106       5,988
  Amortization of deferred financing costs                  130         130
                                                       --------    --------
      Total expenses                                     17,961      22,127

                                                       --------    --------
Net income before minority interest                       2,323       3,069

Minority interest                                           525         561

Net income before extraordinary items                  $  1,798    $  2,508
                                                       ========    ========

Net income per common share                            $   0.21    $   0.23
                                                       ========    ========

                      PART I.  Financial Information
                                ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
Overview

The following is a discussion of the consolidated financial condition and results of operations of Mid-America Apartment Communities, Inc. (the "Company") for the quarter ended March 31, 1996 and 1995. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.


Funds from Operations

Funds from Operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items and certain non-cash items, primarily depreciation and amortization. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity.
The Company believes that FFO is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable.

In March 1995, NAREIT modified the definition of FFO to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The Company implemented the new method of calculating FFO under the NAREIT-suggested adoption date of January 1, 1996. For the three months ended March 31, 1996, FFO increased by $2,872,000 or 49%, when compared to the same period a year earlier. The increase was primarily attributable to a $6,869,000 increase in rental revenues, which was partially offset by increases in expenses associated with the increase in the number of units owned by the Company.

On a per share basis, FFO increased 22.6% from $0.53 per share
(adjusted for new NAREIT FFO definition) for the three months ending March 31, 1995 to $0.65 per share for the same period in 1996.


Capital Expenditures

Capital expenditures are those made for assets having a useful life in excess of one year. In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard and/or stabilize.

In 1995, the Company completed a review of its capital expenditure and depreciation policy. Effective January 1, 1996, the Company implemented a new policy whose primary changes are as follows:
       a) Increase minimum dollar amounts to capitalize from $500 to $1,000,
       b) for stabilized properties, capitalize replacement purchases for major appliances and carpeting of an entire unit which was previously expensed, and
       c) reduce depreciation life for certain assets from 20 years to 10 to 15 years.

The Company feels the new policy is comparable to the policies currently being used by the majority of the largest apartment REITs in the industry. The policy has been implemented prospectively effective January 1, 1996.

The following table presents a reconciliation of 1995 net income to NAREITs New FFO definition and the new capitalization policy.

                 IMPACT OF NET ACCOUNTING CHANGES ON 1995 NET INCOME AND FFO
                                                                  Three Months Ending March 31, 1995
                                                                  ----------------------------------
                                                                                         With new
                                                                            With new     NAREIT FFO
                                                                            NAREIT FFO   definition and
FIRST QUARTER 1995:                                            As Reported  definition   capital policy
- -------------------------------------------------------        -----------  ----------   --------------
Net income before minority interest                                $ 2,323  $ 2,323      $ 2,323
Add:
  Change for capitalization policy as if in effect at 1/1/95           N/A      N/A          171
Less:
  Additional depreciation due for change in capitalization policy      N/A      N/A           34
                                                                   -------  -------      -------
Adjusted net income before minority interest                         2,323    2,323        2,460

Add:
   Depreciation and amortization of real estate assets               3,527    3,527        3,561
   Depreciation and amortization of non-real estate assets              26        -            -
   Amortization of deferred financing costs                            130        -            -
                                                                   -------  -------      -------
    FFO for the first quarter of 1995                              $ 6,006  $ 5,850      $ 6,021
                                                                   =======  =======      =======

FFO per average share for the first quarter of 1995                $  0.54  $  0.53      $  0.54
                                                                   =======  =======      =======



Results of Operations

Comparison of three months ended March 31, 1996 to the three months ended March 31, 1995

The total number of apartment units owned at March 31, 1996 was 18,660 in 71 apartment communities, compared to 14,854 in 59 communities at March 31, 1995. Rental revenue per average unit increased to $512 at March 31, 1996 from $487 at March 31, 1995. Weighted average occupancy at March 31, 1996 and 1995 was 95.4% and 93.9%, respectively.

For the 12,374 stabilized units owned on March 31, 1996 and 1995, occupancy increased 1.2% to 95.4%, and average rental rate per unit increased 3.8% to $505.93.

Total revenues for the period ended March 31, 1996 increased by $6,828,000 due primarily to (i) the acquisition of 13 properties since March 31, 1995, and (ii) $1,072,000, or 6.4% from rental revenue increases at 12,374 stabilized units owned throughout both periods.

Expenses increased by $5,513,000, of which was primarily attributable to (i) the 13 properties acquired since March 31, 1995, (ii) an increase in General and Administrative expense, interest expense and depreciation due to the continued growth of the Company, and (iii) $114,000 or a 1.8% increase in operating expenses at the 12,374 apartment stabilized units owned throughout both periods.

As a result of the foregoing, income before minority interest and extraordinary items for the three months ended March 31, 1996 increased $1,315,000 over the same period a year earlier.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased from $5,739,000 for the period January 1, 1995 through March 31, 1995 to $4,566,000 for the period January 1, 1996 through March 31, 1996. The decrease in net cash flow was primarily due to (i) an increase in restricted cash related to an increase in tax-exempt bond financing requiring additional cash reserves and increases in other mortgage escrows and replacement reserves and (ii) decrease in accrued expenses and other liabilities primarily for the payment of real estate taxes.

Net cash flow used in investing activities decreased from $20,512,000 in the period January 1, 1995 through March 31, 1995 to $18,770,000 for the period January 1, 1996 through March 31, 1996. During the first quarter of 1996, the 416-unit apartment community was acquired for the purchase price of $14,309,000 compared to 3 communities totaling 520 units at an aggregate purchase price of $15,545,000 for the period
January 1, 1995 through March 31, 1995. Capital improvements to existing properties totaled $3,860,000 in the period January 1, 1996 through March 31, 1996, compared to $2,056,000 for the period January 1, 1995 through March 31, 1995. $1,950,000 of capital improvements during the first quarter of 1996 was "required" capital expenditures, including carpet and appliances, and averaged $107 per unit. Construction in progress for new units decreased from $2,911,000 for the period January 1, 1995 through March 31, 1995 to $601,000 for the comparable period in 1996, due primarily to the completion of the 122-unit development in Jackson, Tennessee which began leasing during the third quarter of 1995.

Net cash flow provided by financing activities slightly decreased from $13,386,000 during the period January 1, 1995 through March 31, 1995 to $13,176,000 for the period January 1, 1996 through March 31, 1996.

The Company has incurred additional indebtedness of $39.5 million during the period January 1, 1996 through March 31, 1996 primarily from the
$16.5 million refunding of tax-exempt bonds secured by three apartment communities and $22.8 million from the new unsecured line of credit.
The Company paid off the $18 million secured line of credit. At March 31, 1996, the Company had $40.2 million of floating rate debt; all other debt (87.8%) was fixed rate term debt. Excluding the floating rate line of
credit, 94.4% of the debt was fixed rate.   The Company anticipates
that its interest payments for the 12 month period ending December 31, 1996 will approximate $24.7 million.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long term to meet operating requirements (including capital expenditures required to maintain the communities) and payment of distributions by the Company in accordance with REIT requirements.

Planned capital expenditures on property improvements and expansion projects for the full year 1996 presently total $21.8 million, of which $4.1 million was expended in the three month period ending
March 31, 1996.   The Company expects to meet its long term liquidity
requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-budgeted capital improvements, through long and medium term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Company's line of credit.


Insurance

In the opinion of management, property and casualty insurance is in place which provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company's liquidity, financial position, or results of operations.


Inflation

Substantially all of the resident leases at the properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse affects of inflation.

Risks Associated with Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E
of the Securities Exchange Act of 1934,  which  are intended to  be covered  by the safe harbors  created thereby. These  statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the apartment communities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties which are discussed below. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements
included in this Form 10-Q will  prove to  be accurate.   In  light  of the
significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


Risk Factors and Uncertainties including, but not limited to:

A)    risks   associated   with  competition   for acquisition
      opportunities, construction, lease-up and financing risks,

B)    real estate investment risks such as:
      (i) general risks related to the ability of the Company's properties to generate sufficient funds available for distribution to shareholder;
      (ii) operating risks such as competition from existing apartment communities, alternative housing and potential overbuilding of housing;
      (iii)dependence on the economies of the metropolitan areas where the Company's properties are located;
      (iv) increases in operating costs (including real estate taxes and insurance) due to inflation and other factors, which increases may not necessarily be offset by increased rents, and
      (v) potential losses in the event of a casualty or title loss that is not insured, insurable or economically insurable, all of which could adversely affect the value of the Company's apartment communities.

C) potential fluctuations in interest rates or the availability of debt capital impacting the cost of financing and the ability of the Company to refinance scheduled debt maturities,

D) potential increase in market interest rates that may result in higher yields on other financial instruments, which could adversely affect the market price of the Company's common stock, and

E) taxation of the Company as a regular corporation if it fails to qualify as a REIT in any taxable year.

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits or Reports on Form 8-K

           (a)  Exhibits

Exhibit #  Exhibit
- ---------  -------
       18  Letter re change in accounting principles

           (b)  Reports on Form 8-K

     Form  Events Reported   Financial Statements  Date of Report   Date Filed
     ----  ---------------   --------------------  --------------   ----------
     8-K   $16.52 million     N/A                  3/5/96           3/15/96
           refunding of
           tax-exempt bonds
           on St. Augustine
           Apartments.

     8-K   Purchase of        To be filed.         3/13/96          3/15/96
           Lakeside
           Apartments.


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:    May 14, 1996                GEORGE E. CATES
                                     -----------------------
                                     George E. Cates
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:    May 14, 1996                SIMON R.C. WADSWORTH
                                     -----------------------
                                     Simon R.C. Wadsworth
                                     Executive Vice President
                                     (Principal Financial and
                                     Accounting Officer)