Form 10-Q/A
period 1996-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1996-06-27
CIK 912595

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                 FORM 10-Q (A)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                        TABLE OF CONTENTS

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                        PART II - OTHER INFORMATION

Item 6.    Exhibits or Reports on Form 8-K

           (a)  Exhibits

Exhibit #  Exhibit
- ---------  -------
       27  Financial Data Schedule

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:    June 27, 1996               GEORGE E. CATES
                                     -----------------------
                                     George E. Cates
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:    June 27, 1996               SIMON R.C. WADSWORTH
                                     -----------------------
                                     Simon R.C. Wadsworth
                                     Executive Vice President
                                     (Principal Financial and
                                     Accounting Officer)