Form 10-Q
period 1996-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1996-08-14
CIK 912595

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

                                                  Number of
                                            Shares Outstanding
              Class                          at July 23, 1996
           ----------                       ------------------
      Common Stock, $.01 par value               10,944,182

                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 and
           December 31, 1995

          Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the three and six months ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

          Pro Forma Condensed Combined Statement of Operations of
           Mid-America Apartment Communities, Inc. for the six months ended June 30, 1995


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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                     PART I.  Financial Information
                                 ITEM 1.

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
June 30, 1996 (Unaudited) and December 31, 1995

(Dollars in thousands)


                                                    1996        1995
                                                 ---------  ----------
                                ASSETS:

Real estate assets:
  Land                                           $  56,539   $  57,456
  Buildings and improvements                       515,076     507,586
  Furniture, fixtures and equipment                 10,815       9,916
  Construction in progress                           5,454       3,830
                                                 ---------   ---------
                                                   587,884     578,788
  Less accumulated depreciation                    (39,299)    (29,504)
                                                 ---------   ---------
     Real estate assets, net                       548,585     549,284

Cash and cash equivalents                            2,455       3,046
Restricted cash                                     13,594       4,118
Deferred financing costs, net                        2,846       2,225
Other assets                                         6,732       6,594
                                                 ---------   ---------
   Total assets                                  $ 574,212   $ 565,267
                                                 =========   =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
  Notes payable                                  $ 321,745   $ 307,939
  Accounts payable                                   1,311       1,403
  Accrued expenses and other liabilities             9,809      10,146
  Security deposits                                  2,323       2,452
                                                ----------   ---------
   Total liabilities                               335,188     321,940

Minority interest                                   40,228      41,049

Shareholders' equity:
  Preferred stock (authorized 5,000,000 shares)          -           -
  Common stock, $.01 par value (authorized 20,000,000
   shares;issued and outstanding 10,940,962 and
   10,936,832 shares at June 30, 1996 and
   December 31, 1995, respectively                     109         109
  Additional paid-in-capital                       208,752     208,670
  Unearned compensation                               (320)       (381)
  Accumulated deficit                               (9,745)     (6,120)
                                                 ---------   ---------
   Total shareholders' equity                      198,796     202,278
                                                 ---------   ---------
   Total liabilities and shareholders' equity    $ 574,212   $ 565,267
                                                 =========   =========

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Three and six months ended June 30, 1996 and 1995

(Unaudited)
(Dollars in thousands except per share data)



                                                          Three months ended       Six months ended
                                                                June 30,               June 30,
                                                        ----------------------    -------------------
                                                           		1996        	1995	       1996	      1995

Revenues:
Rental                                              		   $ 26,950  	   $20,780  	  $53,787  	 $40,748
Other		                                                       364 	        342 	       639 	      658
                                                         --------      -------     -------    -------
Total revenues                                       		    27,314  	    21,122  	   54,426  	  41,406

Expenses:
Personnel                                             		    2,799  	     2,147  	    5,530  	   4,258
Building repairs and maintenance		                          1,287  	     1,279  	    2,410  	   2,321
Real estate taxes and insurance                       		    2,926  	     2,282  	    5,912  	   4,576
Utilities		                                                 1,488  	     1,199  	    3,155  	   2,446
Landscaping		                                                 738 	        532 	     1,382  	   1,021
Other operating		                                           1,147  	       782 	     2,235  	   1,645
Depreciation and amortization real estate assets            5,197  	     3,552  	   10,281  	   7,079
Depreciation and amortization non-real estate assets      		   35 	         26 	        70 	       52
General and administrative	                            	    1,373  	     1,007  	    3,079  	   2,133
Interest	                                              	    6,553  	     5,330  	   12,789  	  10,436
Amortization of deferred financing costs		                    142 	        137 	       316 	      267
                                                         --------      -------     -------    -------
Total expenses                                             23,685  	    18,273  	   47,159  	  36,234
						                                                   --------      -------     -------    -------
Income before gain on disposition of properties             3,629  	     2,849  	    7,267  	   5,172

Gain on disposition of properties                      	    1,966           	-	      1,966  	       -
						                                                   --------      -------     -------    -------
Income before minority interest in operating partnership			 5,595  	     2,849  	    9,233  	   5,172

Minority interest in operating partnership income       			 1,027         	650  	    1,697  	   1,175
                                                         --------      -------     -------    -------
Net income                                              	$	 4,568  	   $ 2,199   	 $ 7,536  	 $ 3,997
						                                                   ========      =======     =======    =======


Net income per common share                              $   0.41     	$  0.25 	   $  0.69 	  $  0.46
                                                         ========      =======     =======    =======

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 1996 and 1995

(Dollars in thousands)
(Unaudited)

                                                  Six months ended June 30,
                                               ----------------------------
                                                            1996       1995
                                                        --------   --------

Cash flows from operating activities:
  Net income                                            $  7,536   $  3,997
  Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                       10,728      7,463
      Minority interest in operating partnership income    1,697      1,175
      Gain on disposition of real estate assets           (1,966)         -

      Changes in assets and liabilities:
          Restricted cash                                 (9,476)      (584)
          Other assets                                      (235)       430
          Accounts payable                                   573        (80)
          Accrued expenses and other liabilities            (337)       149
          Security deposits                                 (129)        50
                                                        --------   --------
      Net cash provided by operating activities            8,391     12,600

Cash flows from investing activities:
      Purchases of real estate assets                    (14,309)   (15,561)
      Proceeds from dispositions of real estate assets    16,769          -
      Improvements to properties                          (9,327)    (2,693)
      Construction of new units                           (1,563)    (9,202)
      Payment for purchase of AFRI, net of cash acquired       -    (56,108)
                                                        --------   --------
      Net cash used in investing activities               (8,430)   (83,564)

Cash flows from financing activities:
      Proceeds from notes payable                         22,664     26,125
      Principal payments on notes payable                 (8,858)    (4,507)
      Deferred financing costs                              (760)       144
      Proceeds from issuances of common stock                 94     58,363
      Redemption of unitholder interests                     (37)         -
      Distributions to minority interest holders          (2,494)    (2,460)
      Dividends paid                                     (11,161)    (8,584)
                                                        --------   --------
      Net cash (used in) provided by financing activities   (552)    69,081
                                                        --------   --------
      Net decrease in cash and cash equivalents             (591)    (1,883)

Cash and cash equivalents, beginning of period             3,046      4,980
                                                        --------   --------
Cash and cash equivalents, end of period                $  2,455   $  3,097
                                                        ========   ========

Supplemental disclosure of cash flow information:
      Interest paid                                     $  12,202  $ 10,219
                                                        =========  ========

See accompanying notes to consolidated financial statements.

               MID-AMERICA APARTMENT COMMUNITIES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

               SIX MONTHS ENDED JUNE 30, 1996 AND 1995


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date with the exception of Note 2 below. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The accompanying 1996 financial statements include the 12 apartment communities acquired through the June 29, 1995 merger of America First REIT, Inc. ("AFR"). The former stockholders of AFR were issued 2,331,030 shares of MAA common stock for their interests in AFR.
The operating results of the acquired properties were included in consolidated net income commencing July 1, 1995.

2.    Capital expenditures are those made for assets having a useful
life in excess of one year.   In conjunction with acquisitions of
properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard and/or to stabilize.

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

3. Primary earnings per share is computed based upon 10,940,921 weighted average shares outstanding during the period from January 1, 1996 through June 30, 1996, and 8,668,720 for the period January 1, 1995 through June 30, 1995. Fully diluted earnings per share is not presented as the dilution is not materially different as compared to primary earnings per share.

At June 30, 1996, 10,940,962 common shares and 2,445,090 operating partnership units were outstanding, a total of 13,386,052. Additionally, MAAC has outstanding options of 340,150 shares of common stock which increased weighted average shares outstanding during the period January 1, 1996 through June 30, 1996 by 46,793 shares and the period January 1,
1995 through June 30, 1995 by 45,053 shares.

4.  Subsequent Events

PROPERTY ACQUISITIONS

On July 25, 1996, the Company acquired three apartment communities totaling 816 units. The total purchase price and closing costs totaled $32.1 million and was funded by $7.3 million cash from the sale in June 1996 of the Company's Laguna Pointe property and the balance by the Company's line of credit. Two of the acquisitions were used to defer the taxable gain made on the Laguna Pointe sale.

FINANCING

In July 1996, the Company increased its unsecured line of credit from $40 million to $65 million. The line continues to bear interest at 175 basis points over LIBOR.

5.    Pro Forma Condensed Combined Statement of Operations (Unaudited)

On June 29, 1995, through the merger (the "Merger") of AFR, the Company acquired 12 apartment communities containing 3,212 units located in six states. This unaudited Pro Forma Condensed Combined Statement of
Operations is presented as if the Merger had been consummated on January 1, 1995 and as if the Company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the six months ended June 30, 1995. The Merger has been accounted for under the purchase method in accordance with Accounting Principles Board Opinion No. 16. In the opinion of the Company's management, all adjustments necessary to reflect the effects of these transaction have been made.

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

Mid-America Apartment Communities, Inc.
Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1995

(In thousands except per share data)
(Unaudited)


                                                     Historical   Pro Forma
                                                     ----------   ---------
Revenues:
  Rental                                               $ 40,748    $ 50,536
  Interest and other                                        658         797
                                                       --------    --------
      Total revenues                                     41,406      51,333

Expenses:
  Personnel                                               4,258       5,181
  Building repairs/maintenance, utilities,
    landscaping, and other operating                      7,433      10,028
  Real estate taxes and insurance                         4,576       5,519
  Depreciation and amortization - real estate assets      7,079       9,148
  Depreciation and amortization - non-real estate assets     52          67
  General and administrative                              2,133       2,423
  Interest                                               10,436      12,164
  Amortization of deferred financing costs                  267         267
                                                       --------    --------
      Total expenses                                     36,234      44,797

                                                       --------    --------
Net income before minority interest                       5,172      6,536

Minority interest                                         1,175      1,194

Net income before extraordinary items                  $  3,997    $ 5,342
                                                       ========    =======

Net income per common share                            $   0.46    $  0.49
                                                       ========    =======

                      PART I.  Financial Information
                                ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of the consolidated financial condition and results of operations of Mid-America Apartment Communities, Inc. (the "Company") for the three and six months ended June 30, 1996 and 1995. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.


Funds from Operations

Funds from Operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, gain or loss from disposition of real estate assets and certain non-cash items,primarily depreciation and amortization. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity.

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

For the three months ended June 30, 1996, FFO increased by $2,422,000 or 38%, when compared to the same period a year earlier. The increase was primarily attributable to a $6,192,000 increase in revenues, which was partially offset by increases in expenses associated with the increase in the number of units owned by the Company. On a per share basis, FFO increased 15.8% from $0.57 per share (adjusted for new NAREIT FFO definition) for the three months ending June 30, 1995 to $0.66 per share for the same period in 1996.

For the six months ended June 30, 1996, FFO increased by $5,297,000 or 43%, when compared to the same period a year earlier. The increase was primarily attributable to a $13,020,000 increase in revenues, which was partially offset by increases in expenses associated with the increase in the number of units owned by the Company. On a per share basis, FFO increased 19.1% from $1.10 per share (adjusted for new NAREIT FFO definition) for the six months ending June 30, 1995 to $1.31 per share for the same period in 1996.


Capital Expenditures

Capital expenditures are those made for assets having a useful life in excess of one year. In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard and/or to stabilize.

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

The following table presents a reconciliation of 1995 net income to NAREITs New FFO definition and the new capitalization policy.


                IMPACT OF NET ACCOUNTING CHANGES ON 1995 NET INCOME AND FFO
                                        Three Months Ending June 30, 1995            Six Months Ending June 30, 1995
                                    -----------------------------------------   -----------------------------------------
                                                                     With new                                    With new
                                                    With new       NAREIT FFO                   With new       NAREIT FFO
                                                  NAREIT FFO  definition* and                 NAREIT FFO  definition* and
1995 DATA:                          As Reported  definition*   capital policy   As Reported  definition*   capital policy
- ----------------------------------  -----------  -----------  ---------------   -----------  -----------  ---------------

Net income before minority interest     $ 2,849      $ 2,849          $ 2,849       $ 5,172      $ 5,172          $ 5,172
 Change for capitalization policy
   as if in effect at 1/1/95                N/A          N/A              276           N/A          N/A              447
 Additional depreciation due for
   change in capitalization policy          N/A          N/A              (55)          N/A          N/A              (89)
                                        -------      -------          -------       -------      -------          -------
Adjusted net income before
  minority interest                       2,849        2,849            3,070         5,172        5,172            5,530

Depreciation and amortization of:
    Real estate assets                    3,552        3,552            3,607         7,079        7,079            7,168
    Non-real estate assets                   26            -                -            52            -                -
    Deferred financing costs                137            -                -           267            -                -
                                        -------      -------          -------       -------      -------          -------
    FFO                                 $ 6,564      $ 6,401          $ 6,677       $12,570      $12,251          $12,698
                                        =======      =======          =======       =======      =======          =======

1995 FFO per average share              $  0.59      $  0.57          $  0.60       $  1.13      $  1.10          $  1.14
                                        =======      =======          =======       =======      =======          =======

As recommended by NAREIT, the Company adopted the modified definition of FFO on January 1, 1996.

Results of Operations

   Comparison of three months ended June 30, 1996 to the three months ended June 30, 1995

The total number of apartment units owned at June 30, 1996 was 18,176 in 69 apartment communities, compared to 18,094 in 72 communities at June 30, 1995. Rental revenue per average unit increased to $517 at June 30, 1996 from $493 at June 30, 1995.
Weighted average occupancy at June 30, 1996 and 1995 was 93.7% and 94.2%, respectively. Weighted average occupancy for the quarter ended June 30, 1996 and 1995 was 94.4% and 93.7%, respectively.

For the 13,258 stabilized units owned on June 30, 1996 and 1995, weighted average occupancy was 93.9% and 94.7%, respectively. For the quarter ended June 30, 1996 and 1995, weighted average occupancy increased .6% to 94.7%. Average rental rate per unit increased 3.0% to $512.20 as of June 30, 1996 compared to a year earlier.

Total revenues for the quarter ended June 30, 1996 increased by $6,192,000 due primarily to (i) the acquisition of 13 properties on June 29, 1995, and (ii) $666,000, or 3.6% from rental revenue increases at
13,258  stabilized  units  owned  throughout  both periods.    Expenses
increased by $5,412,000, of which was primarily attributable to (i) the 13 properties acquired on June 29, 1995, (ii) an increase in general and administrative expense, interest expense and depreciation due to the continued growth of the Company, and (iii) $229,000 or a 3.3% increase
in  operating expenses   at   the  13,258  apartment  stabilized  units
owned throughout both periods. During the quarter ended June 30, 1996, the Company recorded a $1,966,000 gain for the disposition of two apartment communities.

As a result of the foregoing, income before minority interest for the three months ended June 30, 1996 increased $3,088,000 over the same period a year earlier.

  Comparison of six months ended June 30, 1996 to the six months ended June 30, 1995

The total number of apartment units owned at June 30, 1996 was 18,176 in 69 apartment communities, compared to 18,094 in 72 communities at June 30, 1995. Rental revenue per average unit increased to $517 at June 30, 1996 from $493 at June 30, 1995.
Weighted average occupancy at June 30, 1996 and 1995 was 93.7% and 94.2%, respectively. Weighted average occupancy for the six months ended June 30, 1996 and 1995 was 95.1% and 93.9%, respectively.

Total revenues for the six months ended June 30, 1996 increased by $13,020,000 due primarily to the acquisition of 13 properties on June 29, 1995. Expenses increased by $10,925,000, of which was primarily attributable to (i) the 13 properties acquired on June 29, 1995, and (ii) an increase in general and administrative expense and depreciation due to
the  continued  growth  of  the Company.    As  a percentage of revenues,
interest expense, real estate taxes and insurance, and personnel costs decreased for the six months ended June 30, 1996 compared to the same period a year earlier. During the six months ended June 30, 1996, the Company recorded a $1,966,000 gain for the disposition of two apartment communities.

As a result of the foregoing, income before minority interest for the six months ended June 30, 1996 increased $4,061,000 over the same period a year earlier.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased from $12,600,000 for the period January 1, 1995 through June 30, 1995 to $8,391,000 for the period January 1, 1996 through June 30, 1996. The decrease in net cash flow was primarily due to an increase in restricted cash due to (i) an increase in tax-exempt bond financing requiring additional cash reserves and increases in other mortgage escrows and replacement reserves and (ii) $7,354,000 held in an escrow account to complete a like-kind exchange (in July 1996) from the sale of the Laguna Pointe apartment community in June 1996. This decrease in cash provided was offset by an increase in net income of $3,539,000.

Net  cash  flow  used  in  investing  activities  decreased  from
$83,564,000 in the period January 1, 1995 through June  30,  1995 to
$8,430,000  for the period January 1, 1996 through  June  30, 1996.   The
decrease was primarily due to the sale of two apartment communities in May and June of 1996 for $16,769,000 and the purchase of 12 apartment communities through the June 29, 1995 merger of America
First REIT, Inc. ("AFR") for $56,108,000 (net of cash and liabilities assumed of $59,567,000). Capital improvements to existing properties totaled $9,327,000 in the period January 1, 1996 through June 30, 1996, compared to $2,693,000 for the same period in 1995. $3,626,000 of capital improvements during the first half of 1996 was for "recurring" capital expenditures, including carpet and appliances, and averaged $231 per unit, or $462 annualized. Construction in progress for new units decreased from $9,202,000 for the period January 1, 1995 through June 30, 1995 to $1,563,000 for the comparable period in 1996, due primarily to the completion of the 122-unit development in Jackson, Tennessee which began leasing during the third quarter of 1995.

Net cash flow (used in) provided by financing activities decreased from $69,081,000 during the period January 1, 1995 through June 30, 1995 to a negative $552,000 for the period January 1, 1996 through June 30, 1996 primarily due to the June 29, 1995 issuance of shares for proceeds net of issuance costs of $58,363,000 in exchange for all the outstanding shares of AFR.

The Company has incurred additional indebtedness of $22.7 million during the period January 1, 1996 through June 30, 1996 primarily from the $16.5 million refunding of tax-exempt bonds secured by three apartment communities and $23.7 million from the new unsecured line of credit. The Company paid off $18 million outstanding on the secured line of credit. At June 30, 1996, the Company had $40.8 million of floating rate debt; all other debt (87.3%) was fixed rate term debt. Excluding the floating rate line of credit, 94.3% of the debt was fixed rate. The weighted average interest rate at June 30, 1996 was 7.81%. The
Company anticipates that its interest payments for the 12 month period ending December 31, 1996 will approximate $26.5 million.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long term to meet operating requirements (including capital expenditures required to maintain the communities) and payment of distributions by the Company in accordance with REIT requirements.

Planned capital  expenditures  on  property  improvements and expansion projects for the full year 1996 presently total $22.2 million, of which $10.9 million was expended in the six month period ended
June 30, 1996.   The Company expects  to  meet  its long term liquidity
requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-budgeted capital improvements, through long and medium term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Company's line of credit.


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

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 2, 1996. At this meeting, the following matters were voted upon by the Company's shareholders:

1) Election of Directors

                                            Votes Cast
Name          Votes Cast in Favor   Against or Withheld   Absentions/Non Votes
- --------      -------------------   -------------------   --------------------
Class II Directors:
- -------------------
O. Mason Hawkins        8,899,901                38,074                      0
Michael B. Yanney       8,898,879                39,096                      0


The following directors continue in office following the meeting:


Name                  Term Expires
- ---------             ------------
George E. Cates               1997
Simon R.C. Wadsworth          1997
John J. Byrne, III            1998
Robert F. Fogelman            1998


2) Selection of Independent Auditors

The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1996 by the following vote:


         Votes Cast in Favor   Votes Cast Against   Absentions/Non Votes
                                  or Withheld
         -------------------   ------------------   --------------------
                   8,890,512               29,306                 18,157



Item 5.	Other Information

      		None.

Item 6.	Exhibits or Reports on Form 8-K

        (a)  Exhibits

      		None.

        (b)  Reports on Form 8-K



	Form	    Events Reported	         Financial Statements	 Date of Report	 Date Filed
 ------   ---------------------    --------------------- --------------  ----------
	8-K(A)  	Filing of audited       	Historical Summary of  	3-15-96  	    6-7-96
        		statements related to       Gross Income and
		        purchase of Lakeside       Operating Expenses
          Apartments.


	8-K     	Press release regarding           	N/A           	6-6-96 	     6-12-96
		        sale of Park at 58 and
          Laguna Point apartment
          communities.

        		Press release regarding            N/A	          6-11-96 	     6-12-96
        		signing of contract to
          purchase three apartment
          communities in Mississippi
          totaling 816 units.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              					MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:  August 14, 1996          	      /s/ GEORGE E. CATES
       -------------------             -----------------------------------
								                                   George E. Cates
                                   								Chairman of the Board and
                                   								Chief Executive Officer
                                   								(Principal Executive Officer)



Date:  August 14, 1996          	      /s/ SIMON R.C. WADSWORTH
       -------------------             -----------------------------------
                                   								Simon R.C. Wadsworth
                                   								Executive Vice President
                                   								(Principal Financial and
                                            Accounting Officer)