Form 10-Q/A
period 1996-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1996-08-19
CIK 912595

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


                                     MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:    August 18, 1996             GEORGE E. CATES
                                     -----------------------
                                     George E. Cates
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:    August 18, 1996             SIMON R.C. WADSWORTH
                                     -----------------------
                                     Simon R.C. Wadsworth
                                     Executive Vice President
                                     (Principal Financial and
                                     Accounting Officer)