Form 10-Q
period 1996-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1996-11-14
CIK 912595

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                                  Number of
                                            Shares Outstanding
              Class                          at October 24, 1996
           ----------                       ------------------
      Common Stock, $.01 par value               10,946,616

                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1996 and
           December 31, 1995

          Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

          Pro Forma Condensed Combined Statements of Operations of
           Mid-America Apartment Communities, Inc. for the nine months ended September 30, 1996 and 1995


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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                     PART I.  Financial Information
                                 ITEM 1.

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
September 30, 1996 (Unaudited) and December 31, 1995

(Dollars in thousands)


                                                    1996        1995
                                                 ---------  ----------
                                ASSETS:

Real estate assets:
  Land                                           $  59,747   $  57,456
  Buildings and improvements                       546,436     507,586
  Furniture, fixtures and equipment                 11,738       9,916
  Construction in progress                           6,575       3,830
                                                 ---------   ---------
                                                   624,496     578,788
  Less accumulated depreciation                    (44,590)    (29,504)
                                                 ---------   ---------
     Real estate assets, net                       579,906     549,284

Cash and cash equivalents                            2,943       3,046
Restricted cash                                      7,483       4,118
Deferred financing costs, net                        2,890       2,225
Other assets                                         6,893       6,594
                                                 ---------   ---------
   Total assets                                  $ 600,115   $ 565,267
                                                 =========   =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
  Notes payable                                  $ 347,541   $ 307,939
  Accounts payable                                   1,132       1,403
  Accrued expenses and other liabilities            13,128      10,146
  Security deposits                                  2,502       2,452
                                                ----------   ---------
   Total liabilities                               364,303     321,940

Minority interest                                   39,623      41,049

Shareholders' equity:
  Preferred stock (authorized 5,000,000 shares)          -           -
  Common stock, $.01 par value (authorized 20,000,000
   shares; issued and outstanding 10,946,016 and
   10,936,832 shares at September 30, 1996 and
   December 31, 1995, respectively)                    109         109
  Additional paid-in-capital                       208,862     208,670
  Unearned compensation                               (290)       (381)
  Accumulated deficit                              (12,492)     (6,120)
                                                 ---------   ---------
   Total shareholders' equity                      196,189     202,278
                                                 ---------   ---------
   Total liabilities and shareholders' equity    $ 600,115   $ 565,267
                                                 =========   =========

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Three and nine months ended September 30, 1996 and 1995

(Unaudited)
(Dollars in thousands except per share data)



                                                          Three months ended       Nine months ended
                                                             September 30,           September 30,
                                                        ----------------------    -------------------
                                                           		1996        	1995	       1996	      1995

Revenues:
Rental                                              		   $ 27,740  	   $26,094  	  $81,527  	 $66,842
Other		                                                       573 	        355 	     1,212      1,013
                                                         --------      -------     -------    -------
Total revenues                                       		    28,313  	    26,449  	   82,739  	  67,855

Expenses:
Personnel                                             		    2,995  	     2,716  	    8,525  	   6,974
Building repairs and maintenance		                          1,484  	     1,892  	    3,894  	   4,213
Real estate taxes and insurance                       		    2,900  	     2,867  	    8,812  	   7,443
Utilities		                                                 1,581  	     1,710  	    4,736  	   4,156
Landscaping		                                                 722 	        623 	     2,104  	   1,644
Other operating		                                           1,354  	     1,171       3,589  	   2,816
Depreciation and amortization real estate assets            5,296  	     4,556  	   15,577  	  11,635
Depreciation and amortization non-real estate assets      		   44 	         26 	       114 	       78
General and administrative	                            	    1,542  	     1,268  	    4,621  	   3,401
Interest	                                              	    6,713  	     6,143  	   19,502  	  16,579
Amortization of deferred financing costs		                    168 	        139 	       484 	      406
                                                         --------      -------     -------    -------
Total expenses                                             24,799  	    23,111  	   71,958  	  59,345
						                                                   --------      -------     -------    -------
Income before gain on disposition of properties             3,514  	     3,338  	   10,781  	   8,510

Gain on disposition of properties                        	    (22)          	-       1,944  	       -
						                                                   --------      -------     -------    -------
Income before minority interest in operating partnership			 3,492  	     3,338  	   12,725  	   8,510

Minority interest in operating partnership income         			 644         	616  	    2,341  	   1,791
                                                         --------      -------     -------    -------
Net income                                              	$	 2,848  	   $ 2,722  	 $ 10,384  	 $ 6,719
						                                                   ========      =======     =======    =======


Net income per common share                              $   0.26     	$  0.25 	   $  0.95 	  $  0.71
                                                         ========      =======     =======    =======

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and 1995

(Dollars in thousands)
(Unaudited)

                                                  Nine months ended September 30,
                                                  -------------------------------
                                                            1996        1995
                                                        --------    --------

Cash flows from operating activities:
  Net income                                            $  10,384   $  6,719
  Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                       16,264      12,203
      Minority interest in operating partnership income    2,341       1,791
      Gain on disposition of real estate assets           (1,944)          -

      Changes in assets and liabilities:
          Restricted cash                                 (3,365)      3,850
          Other assets                                      (299)     (1,547)
          Accounts payable                                  (271)      1,709
          Accrued expenses and other liabilities           2,982         519
          Security deposits                                   50          40
                                                        --------   ---------
      Net cash provided by operating activities           26,142      25,284

Cash flows from investing activities:
      Purchases of real estate assets                    (46,563)    (15,561)
      Proceeds from dispositions of real estate assets    16,749           -
      Improvements to properties                         (12,754)    (13,654)
      Construction of new units                           (1,981)     (4,511)
      Payment for purchase of AFRI, net of cash acquired       -       1,319
                                                        --------   ---------
      Net cash used in investing activities              (44,549)    (32,407)

Cash flows from financing activities:
      Proceeds from notes payable                         55,020     22,764
      Principal payments on notes payable                (15,418)    (1,558)
      Deferred financing costs                              (967)      (111)
      Proceeds from issuances of common stock                177          -
      Redemption of unitholder interests                     (26)         -
      Distributions to minority interest holders          (3,741)    (3,689)
      Dividends paid                                     (16,741)   (12,878)
                                                        --------   --------
      Net cash provided by financing activities           18,304      4,528
                                                        --------   --------
      Net decrease in cash and cash equivalents             (103)    (2,595)

Cash and cash equivalents, beginning of period             3,046      4,980
                                                        --------   --------
Cash and cash equivalents, end of period                $  2,943   $  2,385
                                                        ========   ========

Supplemental disclosure of cash flow information:
      Interest paid                                     $  18,178  $ 16,461
                                                        =========  ========

See accompanying notes to consolidated financial statements.

             MID-AMERICA APARTMENT COMMUNITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date with the exception of Note 2 below. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3. Primary earnings per share is computed based upon 10,944,683 weighted average shares outstanding during the period from January 1, 1996 through September 30, 1996, and 10,944,269 for the period January 1, 1995 through September 30, 1995. Fully diluted earnings per share is not presented as the dilution is not materially different as compared to primary earnings per share.

At September 30, 1996 10,946,016 common shares and 2,444,952 operating partnership units were outstanding, a total of 13,390,968. Additionally, MAAC has outstanding options of 340,150 shares of common stock which increased weighted average shares outstanding during the period January 1, 1996 through September 30, 1996 by 40,517 shares and the period January 1, 1995 through September 30, 1995 by 42,308 shares.

4.   Subsequent Events

Issuance  of  Series  A Cumulative Preferred Stock  and  Property
Acquisition

      On October 10, 1996, the Company sold 2,000,000 shares of its 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock") in a public offering. The $47,900,000 of net proceeds were used to acquire the 240-unit Napa Valley apartment community for approximately $9,700,000 and to pay down the Company's line of credit. The apartment community is located across the street from the Company's 260-unit Calais Forest apartment community in
Little   Rock,   Arkansas.

5.     Pro Forma Condensed Combined Statements of Operations (Unaudited)

The   unaudited  Pro  Forma  Condensed  Combined  Statement   of
Operations for the nine months ending September 30, 1996 has been prepared as if the 1996 acquisitions, dispositions, and the October issuance of the Series A Preferred Stock and the acquisition of Napa Valley apartments had occurred at the beginning of the period presented.

On  June 29, 1995, through the merger (the "Merger") of AFR,  the
Company acquired 12 apartment communities containing 3,212 units located in six states. The unaudited Pro Forma Condensed
Combined  Statement of Operations for the nine months ending
September 30, 1995 is presented as if the above transactions described and the Merger had been consummated on January 1, 1995. The Merger has been accounted for under the purchase method in accordance with Accounting Principles Board Opinion No. 16. The unaudited
Pro Forma Condensed Combined Statement of Operations for the nine months ending September 30, 1996 and 1995 have been prepared as if the Company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the nine months ended September 30, 1996 and 1995. In the opinion of the Company's management, all adjustments necessary to reflect the effects of these transaction have been made.

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

Mid-America Apartment Communities, Inc.
Pro Forma Condensed Combined Statements of Operations for the nine months ended September 30, 1996 and 1995

(In thousands except per share data)
(Unaudited)

                                                       Nine Months Ending         Nine Months Ending
                                                       September 30, 1996         September 30, 1995
                                                     ----------------------     ----------------------
                                                     Historical   Pro Forma     Historical   Pro Forma
                                                     ----------   ---------     ----------   ---------
Revenues:
  Rental                                               $ 81,527    $ 84,923       $ 66,842    $ 80,498
  Interest and other                                      1,212       1,223          1,013       1,225
                                                       --------    --------       --------    --------
      Total revenues                                     82,739      86,146         67,855      81,723

Expenses:
  Personnel                                               8,525       8,881          6,974       8,370
  Building repairs/maintenance, utilities,
    landscaping, and other operating                     14,323      14,735         12,829      15,620
  Real estate taxes and insurance                         8,812       9,172          7,443       8,933
  Depreciation and amortization - real estate assets     15,577      16,236         11,635      16,100
  Depreciation and amortization - non-real estate assets    114         117             78         117
  General and administrative                              4,621       4,655          3,401       4,007
  Interest                                               19,502      18,355         16,579      18,191
  Amortization of deferred financing costs                  484         484            406         436
                                                       --------    --------       --------    --------
      Total expenses                                     71,958      72,635         59,345      71,774

                                                       --------    --------       --------    --------
Income before gain on disposition of properties          10,781      13,511          8,510       9,949
Gain on disposition of properties                         1,944           -              -           -
                                                       --------    --------       --------    --------
Income before minority interest in
      operating partnership                              12,725      13,511          8,510       9,949

Minority interest in operating partnership                2,341       2,467          1,791       1,817

Net income                                             $ 10,384    $ 11,044       $  6,719    $  8,132
                                                       ========    ========       ========    ========

Net income per common share                            $   0.95    $   1.01       $   0.71    $   0.74
                                                       ========    ========       ========    ========

                      PART I.  Financial Information
                                ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of the consolidated financial condition and results of operations of Mid-America Apartment Communities, Inc. (the "Company") for the three and nine months ended September 30, 1996 and 1995. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.


Funds from Operations

Funds from Operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash items, primarily depreciation and amortization, less preferred stock dividends. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable.

In  March  1995,   NAREIT  modified the  definition   of  FFO  to
eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996.

For the three months ended September 30, 1996, FFO increased by $916,000 or 11.6%, when compared to the same period a year earlier. The increase was primarily attributable to a $1,864,000 increase in revenues, which was partially offset by increases in expenses associated with the increase in the number of units owned by the Company. On a per share basis, FFO increased 11.9% from $0.59 per share (adjusted only for new NAREIT FFO definition) for the three months ending September 30, 1995 to $0.66 per share for the same period in 1996.

For the nine months ended September 30, 1996, FFO increased by $6,213,000 or 30.8%, when compared to the same period a year earlier. The increase was primarily attributable to a $14,884,000 increase in revenues, which was partially offset by increases in expenses associated with the increase in the number of units owned by the Company. On a per share basis, FFO increased 16.6% from $1.69 per share (adjusted only for new NAREIT FFO definition) for the nine months ending September 30, 1995 to $1.97 per share for the same period in 1996.


Capital Expenditures

Capital expenditures are those made for assets having a useful life in excess of one year. In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items in order to bring the properties to the Company's quality standards and/or to stabilize.

Following a review of its capital expenditure and depreciation policy, effective January 1, 1996, the Company implemented a new policy of which the primary changes are as follows:
  a) Increase minimum dollar amounts to capitalize from $500 to $1,000,
  b) for stabilized properties, capitalize replacement purchases for major appliances and carpeting of an entire unit which was previously expensed, and
  c) reduce depreciation life for certain assets from 20 years to 10 to 15 years.

The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment REITs in the industry and provides a better matching of expenses with the estimated benefit period. The policy has been implemented prospectively effective January 1, 1996.

The following table presents the impact on 1995 net income of the
Company's  new  capitalization  policy  and  NAREIT's   new   FFO
definition.


Impact of Change in  Accounting Policy and NAREIT's new FFO Definition on 1995 Income
                                  (Unaudited)

                                     Three Months Ending September 30, 1995       Nine Months Ending September 30, 1995
                                    -----------------------------------------   -----------------------------------------
                                                                     With new                                    With new
                                                    With new       NAREIT FFO                   With new       NAREIT FFO
                                                  NAREIT FFO  definition* and                 NAREIT FFO  definition* and
1995 DATA:                          As Reported  definition*   capital policy   As Reported  definition*   capital policy
----------------------------------  -----------  -----------  ---------------   -----------  -----------  ---------------

Net income before minority interest     $ 3,338      $ 3,338          $ 3,338       $ 8,510      $ 8,510          $ 8,510
 Change for capitalization policy
   as if in effect at 1/1/95                  -            -              394             -            -              841
 Additional depreciation due to
   change in capitalization policy            -            -              (79)            -            -             (168)
                                        -------      -------          -------       -------      -------          -------
Adjusted net income before
  minority interest                       3,338        3,338            3,653         8,510        8,510            9,183

Depreciation and amortization of:
    Real estate assets                    4,556        4,556            4,635        11,635       11,635           11,803
    Non-real estate assets                   26            -                -            78            -                -
    Deferred financing costs                139            -                -           406            -                -
                                        -------      -------          -------       -------      -------          -------
    FFO                                 $ 8,059      $ 7,894          $ 8,288       $20,629      $20,145          $20,986
                                        =======      =======          =======       =======      =======          =======

1995 FFO per average share              $  0.60      $  0.59          $  0.61       $  1.73      $  1.69          $  1.75
                                        =======      =======          =======       =======      =======          =======

As recommended by NAREIT, the Company adopted the modified definition of FFO on January 1, 1996.



Results of Operations

Comparison of three months ended September 30, 1996 to the three months ended September 30, 1995

The total number of apartment units owned at September 30, 1996 was 18,992 in 72 apartment communities, compared to 18,157 in 70 communities at September 30, 1995. Rental revenue per average unit increased to $525.88 at September 30, 1996 from $504.89 at September 30, 1995. Weighted average occupancy at September 30, 1996 and 1995 was 98.1% and 96.8%, respectively.

For the 14,911 stabilized units owned on September 30, 1996 and 1995, weighted average occupancy was 98.0% and 97.0%, respectively. Average rental rate per unit increased 3.6% to $516.55 as of September 30, 1996 compared to a year earlier.

Total revenues for the quarter ended September 30, 1996 increased by $1,864,000 due primarily to the increased occupancy and average rental rates achieved of which $467,000, or 2.2% from revenue  increases  at 14,911 stabilized units  owned  throughout
both  periods.   Expenses  increased  by  $1,688,000,  which  was
primarily  attributable  to  (i)  an  increase  in  general   and
administrative expense due to opening of new training center, interest expense and depreciation due to the continued growth of the Company, and (ii) $41,000 or a 0.5% increase in operating
expenses   at   the  14,911  apartment  stabilized  units   owned
throughout  both  periods.   As a percentage  of  revenues,  real
estate taxes and insurance decreased for the three months ended September 30, 1996 compared to the same period a year earlier. Repair and maintenance expense decreased also as a percentage of revenue primarily due to a reduction in air conditioning, heating and interior painting costs which management contributes to its emphasis of training service technicians, and to the change in
the   capitalization  policy  detailed  above.    Utility   costs
decreased from 6.5% of revenue to 5.6% of revenue for the three months ended September 30, 1996 compared to the same period a year earlier due to the installation of 6,021 water meters and the completion of the electricity metering at Sailwinds of Lake Magdalene. During the quarter ended September 30, 1996, the
Company recorded $22,000 of expenses to reduce the previously recorded gain for the disposition of two apartment communities.

As a result of the foregoing, income before minority interest for the three months ended September 30, 1996 increased $154,000 over the same period a year earlier.


Comparison of nine months ended September 30, 1996 to the nine months ended September 30, 1995

The total number of apartment units owned at September 30, 1996 was 18,992 in 72 apartment communities, compared to 18,157 in 70 communities at September 30, 1995. Rental revenue per average unit increased to $525.88 at September 30, 1996 from $504.89 at September 30, 1995. Weighted average occupancy at September 30, 1996 and 1995 was 98.1% and 96.8%, respectively.

Total revenues for the nine months ended September 30, 1996 increased by $14,884,000 due primarily to the acquisition of 12 properties on June 29, 1995. Expenses increased by $12,613,000, which was primarily attributable to (i) the 12 properties acquired on June 29, 1995, and (ii) an increase in general and administrative expense due to the opening of the new training center, interest expense and depreciation due to the continued growth of the Company. As a percentage of revenues, real estate taxes and insurance and interest costs decreased for the nine months ended September 30, 1996 compared to the same period a year earlier while personnel costs, landscaping costs, and other operating costs increased an insignificant amount for these same periods. Repair and maintenance expense decreased also as a percentage of revenue primarily due to a reduction in air
conditioning,   heating  and  interior   painting   costs   which
management contributes to its emphasis of training service technicians, and to the change in the capitalization policy detailed above. Utility costs decreased from 6.1% of revenue to 5.7% of revenue for the nine months ended September 30, 1996
compared  to  the  same  period  a  year  earlier  due   to   the
installation of 6,021 water meters and the completion of the electricity metering at Sailwinds of Lake Magdalene. During the nine months ended September 30, 1996, the Company recorded a $1,944,000 gain for the disposition of two apartment communities.

As a result of the foregoing, income before minority interest for the  nine  months  ended September 30, 1996 increased  $4,215,000 over the same period a year earlier.


Liquidity and Capital Resources

Net cash provided by operating activities increased from $25,284,000 for the period January 1, 1995 through September 30,
1995 to $26,142,000 for the period January 1, 1996 through September 30, 1996. The increase in net cash flow was primarily due to an increase in net income and accrued expenses and liabilities. This increase in net cash flow provided by operating activities was offset by an increase in restricted cash due to an increase in tax-exempt bond financing requiring additional cash reserves and increases in other mortgage escrows and replacement reserves and the gain recorded for the disposition of two apartment communities.

Net cash used in investing activities increased from $32,407,000 in the period January 1, 1995 through September 30, 1995 to $44,549,000 for the period January 1, 1996 through September 30, 1996. The increase was primarily due to the acquisition of 1,232 apartment units in 1996 for $46,563,000 versus 520 apartment units in 1995 for $15,561,000. This increase in net cash flow used in investing activities was offset by the sale of two apartment communities in May and June of 1996 for $16,769,000. Capital improvements to existing properties totaled $12,754,000 in the period January 1, 1996 through September 30, 1996, compared to $13,654,000 for the same period in 1995. $5,380,000 of capital improvements during the nine months ending September 30, 1996 was for "recurring" capital expenditures, including carpet and appliances. For the 14,911 stabilized units, "recurring capital" averaged $322 per unit, or $429 annualized. Construction in progress for new units decreased from $4,511,000 for the period January 1, 1995 through September 30, 1995 to $1,981,000 for the comparable period in 1996, due primarily to the completion of the 122-unit development in Jackson, Tennessee which began leasing during the third quarter of 1995.

Net cash provided by financing activities increased from $4,528,000 during the period January 1, 1995 through September 30, 1995 to $18,304,000 for the period January 1, 1996 through September 30, 1996. During the nine months ended September 30, 1996, notes payable increased $55,020,000 due primarily to (i) $37,076,000 of net funds needed to acquire four apartment communities and (ii) $16,520,000 refunding of tax exempt bonds secured by three apartment communities . This increase in net cash flow provided by financing activities was offset by the $13,480,000 payoff of two mortgages that had matured and $3,863,000 of additional dividends paid due to the shares issued with the June 29, 1995 merger with AFR.

During 1996, the Company negotiated a $65,000,000 unsecured line of credit and paid off the $18 million outstanding on the secured line of credit. At September 30, 1996, the Company had $56,028,000 outstanding on the new line of credit. At September 30, 1996, the Company had $72,800,000 (including the line of credit)  of  floating rate debt at an average  interest  rate  of
6.88%; all other debt (79%) was fixed rate term debt at an average interest rate of 8.15%. Excluding the floating rate line of credit, 94.2% of the debt was fixed rate. The weighted average interest rate at September 30, 1996 for the $347,400,000 of notes payable was 7.88% with a maturity of 11 years.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long term to meet operating requirements (including capital expenditures required to maintain the communities) and payment of distributions by the Company in accordance with REIT requirements.

Planned capital expenditures on property improvements and expansion projects for the full year 1996 presently total $22.2 million, of which $15.3 million was expended in the nine month period ended September 30, 1996. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-
budgeted capital improvements, through long and medium term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Company's line of credit.

In October, the Company used the $47,900,000 of net proceeds from the Series A Preferred Stock which closed in October for the October 17, 1996 acquisition of Napa Valley apartments and the balance to reduce the amount outstanding on the unsecured line of credit. The Company is currently negotiating to increase the unsecured line of credit from $65,000,000 to $90,000,000 and anticipates to use the line of credit for future acquisitions and development. The Company anticipates that its interest payments for the 12 month period ending December 31, 1996 will approximate $25,700,000.


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


Risk Factors and Uncertainties including, but not limited to:

*      risks   associated   with  competition   for   acquisition
  opportunities, construction, lease-up and financing risks,

*    real estate investment risks such as:
     (i) general risks related to the ability of the Company's properties to generate sufficient funds available for distribution to shareholder;

     (ii) operating risks such as competition from existing apartment communities, alternative housing and potential overbuilding of housing;

     (iii) dependence on the economies of the metropolitan areas where the Company's properties are located;

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

* potential fluctuations in interest rates or the availability of debt capital impacting the cost of financing and the ability of the Company to refinance scheduled debt maturities,

* potential increase in market interest rates that may result in higher yields on other financial instruments, which could adversely affect the market price of the Company's common stock, and

* taxation of the Company as a regular corporation if it fails to qualify as a REIT in any taxable year.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits or Reports on Form 8-K

         (a)  Exhibits

         None.


         (b)  Reports on Form 8-K



Form   Events Reported      Financial Statements     Date of Report  Date Filed
----   ---------------      --------------------     --------------  ----------

8-K    Filing of audited    Historical Summary of    8-7-96           8-7-96
       statements related   Gross Income and
       to purchase          Operating Expenses
       Savannah Creek,
       Crosswinds, and
       Sutton Place Apartments


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MID-AMERICA APARTMENT COMMUNITIES, INC.



Date: November 14, 1996       /s/George E. Cates
      -------------------     -------------------------------------
                                 George E. Cates
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)



Date: November 14, 1996       /s/Simon R.C. Wadsworth
      -------------------     -------------------------------------
                                 Simon R.C. Wadsworth
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)