Form 10-K
period 1996-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1997-03-31
CIK 912595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996

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

    Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of Exchange
            Title of Class                      on Which Registered
 --------------------------------------       -----------------------
 Common Stock, par value $.01 per share       New York Stock Exchange


    Securities registered pursuant to Section 12 (g) of the Act:
                                None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                 [ X ] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of
this Form 10-K or any amendment to this Form 10-K.            [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($29.00 per share), as reported on the New York Stock Exchange, on March 21,
1997) was approximately $368,000,000 ( for purposes of this calculation, directors and executive officers are treated as affiliates).

The number of shares outstanding of the Registrant's Common Stock as of March 21, 1997, was 13,304,398 shares, of which approximately
720,715 were held by affiliates.

               MID-AMERICA APARTMENT COMMUNITIES, INC.


                          TABLE OF CONTENTS

  Item                                                          Page
                               PART I

  1.   Business                                                    1
  2.   Properties                                                  5
  3.   Legal Proceedings                                           9
  4.   Submission of Matters to Vote of Security Holders           9

                              PART II

  5.   Market for Registrant's Common Equity and Related           9
       Stockholder Matters
  6.   Selected Financial Data                                    10
  7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        12
  8.   Financial Statements and Supplementary Data                17
  9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                        17

                              PART III

  10.  Directors and Executive Officers of the Registrant         17
  11.  Executive Compensation                                     19
  12.  Security Ownership of Certain Beneficial Owners and        22
       Management
  13.  Certain Relationships and Related Transactions             23

                              PART IV

  14.  Exhibits, Financial Statement Schedule and Reports on      24
       Form 8-K

                                 PART I

ITEM 1.  BUSINESS

THE COMPANY

Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership REIT ("UPREIT") which owns and operates 76 apartment communities containing 20,154 apartment units in 12 states (the "Communities"), and has definitive agreements to acquire two additional apartment communities containing 616 apartment units. As measured by the number of apartment units owned, the Company is the sixth largest apartment REIT in the United States.

Founded in 1977 by George E. Cates, the Company's Chairman of the Board of Directors and Chief Executive Officer, the Company's predecessor grew from an operator of a single 252-unit apartment community in Memphis, Tennessee into a fully-integrated owner and operator of 5,580 apartment units in 22 apartment communities in four southeastern states immediately prior to the Company's initial public offering in February 1994 (the "Initial Offering"). Since the Initial Offering, the Company's portfolio has increased by 54 apartment communities containing 14,574 apartment units, including 12 apartment communities containing 3,212 apartment units acquired in the Company's merger with America First REIT, Inc. ("AFR") in June 1995 (the "AFR Merger") for an aggregate value of approximately $111 million (as measured by Common Stock issued and AFR debt assumed).

The Company's business is conducted principally through Mid-America Apartments, L.P., a Tennessee limited partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, holding, as of December 31, 1996, a 1% general partnership interest in the Operating Partnership. The
Company is also a limited partner in the Operating Partnership and as of December 31, 1996 held 4,253,448 common units of partnership interests, ("Common Units"), or 38.45% of all outstanding Common Units. The Company's wholly-owned qualified REIT subsidiary, MAC of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 1996, held 4,253,448 Common Units, or 38.45% of all outstanding Common Units.

In connection with the formation of the Operating Partnership and the Initial Offering, the Operating Partnership issued 2,460,413 Common Units to the former owners of Communities contributed to the Operating Partnership. The Common Units held by such former owners are redeemable by the holders, at their option, for shares of Common Stock on a one-for-one basis or, at the Company's option, for cash. The Company has filed a shelf registration statement relating to the offer and sale of the Common Units by the holders thereof. As of December 31, 1996, such former owners held 2,444,352 Common Units, or 22.1% of all outstanding Common Units.

Certain Communities are owned by limited partnerships of which the Operating Partnership and the Company or a wholly owned qualified REIT subsidiary are the only partners. In addition, the Company, directly or through six wholly owned qualified REIT subsidiaries, owns 15 Communities.

OPERATING PHILOSOPHY

MID-SIZE MARKET FOCUS. The Company focuses on owning, operating, and acquiring apartment communities in mid-size southeastern and Texas cities. The Company believes that these markets generally have been less susceptible to apartment overbuilding during past real estate investment cycles, and the Company believes that apartment communities in these markets offer attractive long-term investment returns. The Company seeks to acquire apartment communities in its existing markets and selected new markets where it believes there is less competition for acquisitions from other well-capitalized buyers. The Company believes it can acquire apartment units at a significant discount to estimated replacement cost in these markets. INTENSIVE MANAGEMENT FOCUS. The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs, with property managers being given the responsibility for monitoring market trends and the discretion to react to such trends. The Company has had demonstrable success in this regard as evidenced by:
(i) monthly rental per apartment unit was $529 at December 31, 1996 versus $508 at December 31, 1995, which represented a 4.1% increase;
(ii) average occupancy during 1996 was 95.4% versus 95.2% in 1995; and (iii) during 1996 the Company was able to decrease property operating expenses as a percentage of revenue principally through the installation of individual apartment unit water and utility meters.

DEDICATION TO CUSTOMER SERVICE. Management's experience is that maintaining a consistently high level of customer satisfaction leads to greater demand for the Company's apartment units, higher occupancy and rental rates, and increased long-term profitability. The Company, as part of its intense management focus, has implemented a practice of having highly trained property managers and service technicians on-site at each of the Communities. Management undertakes frequent resident surveys and focus groups, in order to measure customer satisfaction.

DECENTRALIZED OPERATIONAL STRUCTURE. The Company's operational structure is organized on a geographic basis. The Company's property managers have overall operating responsibility for their specific Communities. Property managers report to area managers or regional managers who, in turn, are accountable to the Company's President. Management believes that its decentralized operating structure capitalizes on specific market knowledge, increases personal accountability relative to a centralized structure and is beneficial in the acquisition, redevelopment and development process.

GROWTH STRATEGIES

The Company seeks to increase earnings per share and operating cash flow to maximize shareholder value through a balanced strategy of internal and external growth.

INTERNAL GROWTH STRATEGY. Management's goal is to maximize its return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Company (i) seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Communities and
(ii) manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

          * empowering the Company's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

          * implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain Communities;

          * ensuring that, through monthly inspections of all Communities by senior management and prompt attention to maintenance and recurring capital needs, the Communities are properly maintained;

          * improving the "curb appeal" of the Communities through extensive landscaping and exterior improvements and repositioning Communities from time to time to maintain market leadership positions;

         * investing heavily in training programs for its property-level personnel;

         * compensating all employees through performance-based compensation programs and stock ownership programs; and

         *  maintaining  a  hands-on management style  and  "flat"
organizational   structure  that  emphasizes   senior   management's
continued close contact with the market and employees.

EXTERNAL GROWTH STRATEGY. The Company's external growth strategy is to acquire and selectively develop additional apartment units and, when apartment communities no longer meet the Company's long-term strategic objectives or investment return goals, to dispose of those Communities. Through the UPREIT structure, the Company has the ability to acquire apartment communities through the issuance of UPREIT Units in tax-deferred exchanges with owners of such properties. Since the Initial Offering, the Company has grown by 14,574 apartment units, an increase of approximately 261% over the number of apartment units immediately prior to the Initial Offering. Typical attributes of apartment communities which the Company seeks to acquire are:

         * well-constructed properties having attractive locations, potential for increases in rental rates and occupancy, potential for reductions in operating costs and acquisition prices below estimated replacement cost;

         * properties with opportunities for internal growth through (i) market repositioning by means of property upgrades which typically include landscaping, selective refurbishing and the addition of amenities and (ii) realizing economies of scale in management and purchasing; and

         * properties located in the Company's existing markets and mid-size southeastern and Texas metropolitan areas having favorable market characteristics.

In addition, the Company develops new apartments when it believes it can achieve an attractive return on investment. Since the Initial Offering, the Company has completed the following development projects:

         * 122 apartment units constructed at the Woods of Post House in Jackson, Tennessee in close proximity to three other Communities;

         * 24 additional apartment units at the Reflection Pointe apartment community in Jackson, Mississippi; and

         * 32 additional apartment units at the Park Haywood apartment community in Greenville, South Carolina.

In the Fall of 1996, the Company commenced construction of a 234-unit expansion of the 384-unit Lincoln on the Green apartment community at the Tournament Players' Club at Southwind in Memphis, Tennessee. Construction of that expansion is expected to be completed in the Fall of 1997. Several other expansion and new development opportunities are currently being explored.

COMPLETED ACQUISITIONS. During 1996, the Company has acquired the following apartment communities (the "Completed Acquisitions") containing an aggregate of 1,760 apartment units (dollars in millions):


                                  NUMBER OF   ACQUISITION    CONTRACT
PROPERTY          MARKET              UNITS       DATE       PRICE (1)
--------------    ----------------    -----   -----------   ----------
Lakeside          Jacksonville, FL      416   3/12/96       $   14.1
Crosswinds        Jackson, MS           360   7/25/96           15.3
Savannah Creek    Memphis, TN           204   7/25/96            7.8
Sutton Place      Memphis, TN           252   7/25/96            8.9
Napa Valley       Little Rock, AR       240   10/17/96           9.5
Tiffany Oaks      Orlando, FL           288   12/17/96          10.1
                                      -----                 --------
  Total                               1,760                 $   65.7
                                      =====                 ========

(1) Excluding additional customary closing costs, including expenses and commissions.

COMPETITION

All of the Company's communities are located in developed areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The Company's properties compete with numerous other multifamily properties, the owners of which may have greater resources than the Company and whose management may have more experience than the Company's management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home market provide housing alternatives to potential residents of apartment communities.

RECENT DEVELOPMENTS

RECENT  ACQUISITIONS

Since December 31, 1996, the Company has acquired the following apartment communities (the "Recent Acquisitions") containing an aggregate of 874 apartment units (dollars in millions):


                                      NUMBER    ACQUISITION  CONTRACT
PROPERTY            MARKET           OF UNITS       DATE        PRICE
----------------    ---------------  --------   -----------  --------
Howell Commons      Greenville, SC       348     1/16/97       $ 13.0
Balcones Woods      Austin, TX           384     3/18/97         15.8
Westside Creek I    Little Rock, AR      142     3/28/97          6.1
                                         ---                   ------
    Total                                874                   $ 34.9
                                         ===                   ======

The Company funded the cash required to consummate the Recent Acquisitions with borrowings under the Company's unsecured bank line of credit (the "Credit Line").

PROPOSED ACQUISITIONS

The Company has entered into definitive agreements to purchase Woodhollow apartments containing 450 apartment units and Westside Creek Phase II ("Westside II") containing 166 apartment units. The seller of Westside II has the option to delay the closing of the sale for up to six months, during which period the Company will manage the property for a management fee equal to 4.5% of gross revenue from the property. The Company plans to fund the cash required to consummate the Proposed Acquisitions with borrowings under the Credit Line.

DISTRIBUTION INCREASE

In January 1997, the Company raised its quarterly distribution to common shareholders from $.51 per share to $.535 per share, effective with its distribution paid on January 31, 1997.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

In January 1997, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") pursuant to which the Company's shareholders will be permitted to acquire shares of Common Stock through the reinvestment of distributions on Common Stock and the Company's Series A Cumulative Preferred Stock ("Series A Preferred Stock") and through optional cash payments from shareholders. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 750,000 shares of Common Stock pursuant to the DRSPP. It is expected that shareholders of the Company may begin participating in the DRSPP commencing with the Company's April 1997 distribution to holders of Common Stock. See "Part II Item 5 Market for Registrant's Common Equity and Related Stockholder Matters".

COMMON STOCK OFFERING

In March 1997, the Company offered and sold to the public 2,300,000 shares of common stock, (the "Offering"). The net proceeds to the Company from the Offering totaled approximately $62.4 million after payment of all underwriting discounts and expenses of the Offering. The Company contributed the net proceeds of the Offering to the Operating Partnership in exchange for additional Common Units in the Operating Partnership. The Operating Partnership will use substantially all of the net proceeds to repay outstanding borrowings under the Credit Line and any excess will be used for general corporate purposes, including acquisitions. Amounts repaid under the Credit Line may be re-borrowed (subject to the terms and limits of the Credit Line) to finance acquisitions of additional apartment communities and for other corporate purposes.

ITEM 2.  PROPERTIES

The Company seeks to acquire apartment communities appealing to middle and upper income residents in mid-size cities in the southeastern United States and Texas. Approximately 64% of the
Company's apartment units are located in Tennessee, Florida and Texas markets. The Company's strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively "reposition" many of the apartment communities it acquires to raise occupancy levels and per unit average rentals. The average age of the Communities at December 31, 1996 was 12.8 years. The following table sets forth certain operating data regarding the Company for the periods indicated.


                                  1996      1995        1994
                                 ------    ------      ------
Apartment units at year end      19,280    18,219      14,333
Average monthly rental per
  apartment unit at year end       $529      $508        $482

Average occupancy for the year     95.4%     95.2%      95.5%



The following table sets forth selected financial and operating information on an historical basis for the 73 Communities owned at December 31, 1996:

The following table presents information concerning the properties at December 31, 1996:


                                                                      Approximate    Average
                                                Year                   Rentable        Unit
                                    Year     Management      Number      Area          Size
Property          Location       Completed   Commenced      Of Units  (Square Ft.)  (Square Ft.)
----------------  ---------------    ----    ---------      --------  ------------  ------------
Calais Forest     Little Rock, AR    1987        1994            260      194,928     750
Napa Valley       Little Rock, AR    1984        1996            240      183,120     763
Whispering Oaks   Little Rock, AR    1978        1994            206      192,422     934
                                                                ----    ---------   -----
                                                                 706      570,470     808
Tiffany Oaks      Altamonte
                   Springs, FL       1985        1996            288      234,144     813
Marsh Oaks        Atlantic Beach, FL 1986        1995            120       93,240     777
Anatole           Daytona Beach, FL  1986        1995            208      149,136     717
Cooper's Hawk     Jacksonville, FL   1987        1995            208      218,400   1,050
Lakeside          Jacksonville, FL   1985        1996            416      344,032     827
St. Augustine     Jacksonville, FL   1987        1995            400      304,400     761
Woodbridge at
 the Lake         Jacksonville, FL   1985        1994            188      166,000     883
Savannahs at
 James Landing    Melbourne, FL      1990        1995            256      238,592     932
Belmere           Tampa, FL          1984        1994            210      202,440     964
Sailwinds at
 Lake Magdalene   Tampa, FL          1975        1994            798      667,084     836
                                                               -----    ---------   -----
                                                               3,092    2,617,468     847

Shenandoah Ridge  Augusta, GA    1975/1982      1994             272      202,640     745
Hollybrook        Dalton, GA         1972        1994            158      188,640   1,194
                                                                ----    ---------   -----
                                                                 430      391,280     910

Lakepointe        Lexington, KY      1986        1994            118       90,614     768
Mansion, The      Lexington, KY      1987        1994            184      138,720     754
Village, The      Lexington, KY      1989        1994            252      182,716     725
Stonemill Village Louisville, KY     1985        1994            384      324,008     844
                                                                ----    ---------   -----
                                                                 938      736,058     785

Canyon Creek      St. Louis, MO      1987        1994            320      312,592     977

Riverhills        Grenada, MS        1972        1985             96       81,942     854
Advantages, The   Jackson, MS        1984        1991            252      199,136     790
Crosswinds        Jackson, MS    1988/1990      1996             360      443,160   1,231
Lakeshore Landing Jackson, MS        1974        1994            196      171,156     873
Pear Orchard      Jackson, MS        1985        1994            389      338,430     870
Pine Trails       Jackson, MS        1978        1988            120       98,560     821
Reflection Pointe Jackson, MS        1986        1988            296      254,856     861
Somerset Place    Jackson, MS        1981        1995            144      128,848     881
Woodridge         Jackson, MS        1987        1988            192      175,034     912
                                                               -----    ---------   -----
                                                               2,045    1,891,122     925

Woodstream        Greensboro, NC     1983        1994            304      217,186     714
Corners, The      Winston-Salem, NC  1982        1993            240      173,496     723
                                                               -----    ---------   -----
                                                                 544      390,682     718
Fairways at
 Royal Oak        Cincinnati, OH     1988        1994            214      214,477   1,002
Tanglewood        Anderson, SC       1980        1994            168      146,600     873
The Fairways      Columbia, SC       1992        1994            240      213,720     891
Highland Ridge    Greenville, SC     1984        1995            168      144,000     857
Park Haywood      Greenville, SC     1983        1993            208      152,256     732
Spring Creek      Greenville, SC     1984        1995            208      182,000     875
Runaway Bay       Mt. Pleasant, SC   1988        1995            208      177,840     855
                                                               -----    ---------   -----
                                                               1,200    1,016,416     847

Hamilton Pointe   Chattanooga, TN    1989        1992            362      256,716     711
Hidden Creek      Chattanooga, TN    1987        1988            300      259,152     864
Steeplechase      Chattanooga, TN    1986        1991            108       97,016     898
Oaks, The         Jackson, TN        1978        1993            100       87,512     875
Post House
 Jackson          Jackson, TN        1987        1989            150      163,640   1,091
Post House North  Jackson, TN        1987        1989            144      144,724   1,005
Williamsburg
  Village         Jackson, TN        1987        1994            148      121,412     820
Woods at Post
  House           Jackson, TN        1995        1995            122      118,922     975
Cedar Mill        Memphis, TN    1973/1986   1982/1994           276      297,794   1,079
Clearbrook
 Village          Memphis, TN        1974        1987            176      150,400     855
Crossings         Memphis, TN        1974        1991             80       89,968   1,125
EastView          Memphis, TN        1974        1984            432      356,480     825
Greenbrook        Memphis, TN        1986        1988          1,031      934,490     906
Hickory Farm      Memphis, TN        1985        1994            200      150,256     751
Kirby Station     Memphis, TN        1978        1994            371      310,742     838
Lincoln on the
 Green            Memphis, TN        1988        1994            384      293,664     765
McKellar Woods    Memphis, TN        1976        1988            624      589,776     945
Glen Eagles       Memphis, TN        1975        1990            184      189,560   1,030
Park Estate       Memphis, TN        1974        1977             81       95,751   1,182
Savannah Creek    Memphis, TN (8)    1989        1996            204      237,252   1,163
Sutton Place      Memphis, TN (8)    1991        1996            252      267,624   1,062
Winchester Square Memphis, TN        1973        1977            252      301,409   1,196
Brentwood Downs   Nashville, TN      1986        1994            286      220,166     770
Park at Hermitage Nashville, TN      1987        1995            440      392,480     892
                                                               -----    ---------   -----
                                                               6,707    6,126,906     914

Stassney Woods    Austin, TX         1985        1995            288      248,832     864
Travis Station    Austin, TX         1987        1995            304      249,888     822
Redford Park      Conroe, TX         1984        1994            212      153,744     725
Celery Stalk      Dallas, TX         1978        1994            410      552,220    1,347
Lodge at
 Timberglen       Dallas, TX         1984        1994            260      226,124     870
MacArthur Ridge   Irving, TX         1991        1994            248      210,393     848
Westborough       Katy, TX           1984        1994            274      197,264     720
Lane at Towne
 Crossing         Mesquite, TX       1983        1994            384      277,616     723
Cypresswood Court Spring, TX         1984        1994            208      160,672     772
Green Tree Place  Woodlands, TX      1984        1994            200      152,168     761
                                                               -----    ---------    ----
                                                               2,788    2,428,921     871

Township          Hampton, VA        1987        1995            296      248,048     838
                                                              ------   ----------    ----
Total                                                         19,280   16,944,440     879
                                                              ======   ==========    ====



The following table presents information concerning the properties at December 31, 1996:

                                                                  Encumbrances at
                                   Average       Average         December 31, 1995
                                  Rent Per      Occupancy   --------------------------
                                   Unit at        %  at     Mortgage
                                 December 31,  December 31, Principal Interest  Maturity
Property          Location          1996          1996      (000's)    Rate        Date
--------          --------       ------------  -----------  --------- --------  --------
Calais Forest     Little Rock, AR      $550        90.4%       $5,610   8.915%  12/01/99
Napa Valley       Little Rock, AR      $542        82.9%         -(2)     -(2)      -(2)
Whispering Oaks   Little Rock, AR      $489        90.8%       $3,000   8.915%  12/01/99
                                       ----        -----       ------
                                       $530        88.0%       $8,610
Tiffany Oaks      Altamonte
                   Springs, FL         $528        96.0%            -        -         -
Marsh Oaks        Atlantic Beach, FL   $501        99.2%         -(2)     -(2)      -(2)
Anatole           Daytona Beach, FL    $542        97.1%       $7,000   5.370%  09/01/05
Cooper's Hawk     Jacksonville, FL     $644        95.2%         -(7)     -(7)      -(7)
Lakeside          Jacksonville, FL     $556        95.4%         -(2)     -(2)      -(2)
St. Augustine     Jacksonville, FL     $518        95.0%         -(7)     -(7)      -(7)
Woodbridge at
 the Lake         Jacksonville, FL     $581        96.3%       $3,738     -(1)      -(1)
Savannahs at
 James Landing    Melbourne, FL        $554        96.1%         -(7)     -(7)      -(7)
Belmere           Tampa, FL            $592        97.1%         -(2)     -(2)      -(2)
Sailwinds at
 Lake Magdalene   Tampa, FL            $517        96.0%      $15,950   8.915%  12/01/99
                                       ----        -----      -------
                                       $545        96.0%      $26,688

Shenandoah Ridge  Augusta, GA          $434        92.3%         -(2)     -(2)      -(2)
Hollybrook        Dalton, GA           $554        94.9%       $2,520   8.915%  12/01/99
                                       ----        -----      -------
                                       $478        93.3%       $2,520

Lakepointe        Lexington, KY        $520        98.3%       $2,562   8.750%  06/15/97
Mansion, The      Lexington, KY        $529        95.7%       $4,140   8.915%  12/01/99
Village, The      Lexington, KY        $542        96.0%       $5,256   8.750%  06/15/97
Stonemill Village Louisville, KY       $545        91.1%         -(6)     -(6)      -(6)
                                       ----        -----       ------
                                       $538        94.2%      $11,958

Canyon Creek      St. Louis, MO        $521        90.9%         -(6)     -(6)      -(6)

Riverhills        Grenada, MS          $397        97.9%         $880   7.000%  05/01/13
Advantages, The   Jackson, MS          $462        91.3%         -(6)     -(6)      -(6)
Crosswinds        Jackson, MS          $588        96.7%         -(2)     -(2)      -(2)
Lakeshore Landing Jackson, MS          $493        95.4%         -(6)     -(6)      -(6)
Pear Orchard      Jackson, MS          $556        97.9%       $8,643  10.000%  11/01/97
Pine Trails       Jackson, MS          $459        99.2%       $1,396   7.000%  04/01/15
Reflection Pointe Jackson, MS          $536        95.6%       $6,073   6.600%  09/01/10
Somerset Place    Jackson, MS          $492        98.6%         -(2)     -(2)      -(2)
Woodridge         Jackson, MS          $499        95.8%       $4,840   6.500%  10/01/27
                                       ----        -----      -------
                                       $518        96.2%      $21,832

Woodstream        Greensboro, NC       $525        92.4%       $5,565   9.250%  12/01/98
Corners, The      Winston-Salem, NC    $519        95.4%       $4,406   7.850%  06/15/03
                                       ----        -----       ------
                                       $522        93.7%       $9,971
Fairways at
 Royal Oak        Cincinnati, OH       $570        98.1%         -(2)     -(2)      -(2)

Tanglewood        Anderson, SC         $518        92.9%       $2,651   7.600%  11/15/02
The Fairways      Columbia, SC         $541        96.3%       $7,674   8.500%  03/01/33
Highland Ridge    Greenville, SC       $476        91.7%          -(3)    -(3)      -(3)
Park Haywood      Greenville, SC       $479        93.8%          -(2)    -(2)      -(2)
Spring Creek      Greenville, SC       $504        97.6%          -(3)    -(3)      -(3)
Runaway Bay       Mt. Pleasant, SC     $632        93.8%          -(3)    -(3)      -(3)
                                       ----        -----      -------
                                       $527        94.5%      $10,325

Hamilton Pointe   Chattanooga, TN      $443        91.7%          -(6)    -(6)      -(6)
Hidden Creek      Chattanooga, TN      $458        90.0%          -(6)    -(6)      -(6)
Steeplechase      Chattanooga, TN      $522        96.3%          -(2)    -(2)      -(2)
Oaks, The         Jackson, TN          $470        95.0%          -(6)    -(6)      -(6)
Post House
Jackson           Jackson, TN          $548        93.3%       $5,179   8.170%  10/01/27
Post House North  Jackson, TN          $554        95.1%       $3,765   5.270%  09/01/25
Williamsburg
 Village          Jackson, TN          $507        97.3%          -(2)    -(2)      -(2)
Woods at
 Post House       Jackson, TN          $639        85.8%       $5,339   7.250%  09/01/35
Cedar Mill        Memphis, TN          $555        95.7%       $2,529     -(4)      -(4)
Clearbrook
 Village          Memphis, TN          $470        97.7%       $1,226   9.000%  04/01/08
Crossings         Memphis, TN          $597        98.8%          -(6)    -(6)      -(6)
EastView          Memphis, TN          $483        96.1%       $3,708   8.625%  12/01/99
Greenbrook        Memphis, TN          $481        96.6%      $15,743     -(5)      -(5)
Hickory Farm      Memphis, TN          $500        98.5%          -(6)    -(6)      -(6)
Kirby Station     Memphis, TN          $531        97.0%            -       -         -
Lincoln on the
 Green            Memphis, TN          $568        98.7%          -(2)    -(2)      -(2)
McKellar Woods    Memphis, TN          $447        96.3%       $8,501     -(5)      -(5)
Glen Eagles       Memphis, TN          $525        97.3%          -(6)    -(6)      -(6)
Park Estate       Memphis, TN          $654        98.8%       $1,497     -(5)      -(5)
Savannah Creek    Memphis, TN (8)      $557        99.0%          -(2)    -(2)      -(2)
Sutton Place      Memphis, TN (8)      $536        98.8%          -(2)    -(2)      -(2)
Winchester Square Memphis, TN          $541        96.4%          -(6)    -(6)      -(6)
Brentwood Downs   Nashville, TN        $612        96.2%       $6,678   8.915%  12/01/99
Park at Hermitage Nashville, TN        $568        98.0%       $8,385   5.790%  02/01/19
                                       ----        -----      -------
                                       $516        96.2%      $62,550

Stassney Woods    Austin, TX           $584        94.8%       $4,925   6.600%  10/01/19
Travis Station    Austin, TX           $528        95.4%       $4,355   6.600%  04/01/19
Redford Park      Conroe, TX           $474        94.8%       $3,000   9.006%  12/01/04
Celery Stalk      Dallas, TX           $619        92.2%       $8,460   9.006%  12/01/04
Lodge at
 Timberglen       Dallas, TX           $571        94.6%       $4,740   9.006%  12/01/04
MacArthur Ridge   Irving, TX           $674        91.1%       $7,648   7.400%  08/15/98
Westborough       Katy, TX             $479        92.3%       $3,958   9.006%  12/01/04
Lane at Towne
 Crossing         Mesquite, TX         $503        93.5%       $5,756   8.750%  01/01/98
Cypresswood Court Spring, TX           $500        94.7%       $3,330   9.006%  12/01/04
Green Tree Place  Woodlands, TX        $552        92.0%       $3,180   9.006%  12/01/04
                                       ----        -----      -------
                                       $552        93.5%      $49,352

Township          Hampton, VA          $552        93.9%      $10,800   8.750%  11/01/09
                                       ----        -----     --------
Total                                  $529        95.2%     $214,606
                                       ====        =====     ========

  (1) Encumbered by two mortgages with interest rates of 7.75% and maturities of September 7, 1999 and January 1, 2004.
  (2) Subject to a negative pledge pursuant to the agreement in respect of the Credit Line, with an outstanding balance of $30.4 million at December 31, 1996. The line had a variable interest rate at December 31, 1996 of 7.50%.
  (3) These three properties are encumbered by a $10.3 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.
  (4) Cedar Mill is encumbered by two mortgages with interest rates of 7.8% and 8.35% with maturities of February 4, 2004 and July 1, 2001 and Mendenhall Townhomes with a 8.65% loan maturing July 1, 2001.
  (5) Encumbered by three mortgages with interest rates of 7.8%, 7.55% and 8.35% and maturities of February 4, 2004, July 1, 2001 and July 1, 2001, respectively.
  (6)  These eleven  properties are encumbered by a $43.4 million mortgage.
  (7) These three properties are encumbered by a $16.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.
  (8) These properties are located in Desoto County, MS, a suburb of Memphis, TN. The Company considers the properties a part of the Memphis, TN market.

                                    6 - 8

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor the Communities is presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Communities properties, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the business, financial condition, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's shareholders during the fourth quarter of 1996.



                                PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock has been listed and traded on the NYSE under the symbol "MAA" since the Initial Offering in February 1994. On March 21, 1997, the reported last sale price of the Company's common stock on the NYSE was $29.00 per share and there were approximately 1,477 holders of record of the Common Stock. The Company estimates there are approximately 11,000 beneficial owners of the Common Stock. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the NYSE and the distributions declared by the Company with respect to the periods indicated.


                                 Sales Prices         Dividends
                              High          Low        Declared
                             ------        ------     ---------
            1995:
            First Quarter   $ 26.00       $ 25.75        $ .50
            Second Quarter    25.00         24.75          .50
            Third Quarter     24.75         24.625         .50
            Fourth Quarter    24.875        24.375         .51

            1996:
            First Quarter     26.625        24.00          .51
            Second Quarter    26.625        25.125         .51
            Third Quarter     25.875        23.875         .51
            Fourth Quarter    28.875        24.75          .535


The Company's current annual distribution rate with respect to the Common Stock is $2.14 per share. The actual distributions made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

The Company pays a preferential regular monthly distribution on the Series A Preferred Stock issued in October 1996 at an annual rate of $2.375 per share. No distribution may be made on the Common Stock unless all accrued distributions have been made with respect to the Series A Preferred Stock. No assurance can be given that the Company will be able to maintain its distribution rate on its Common Stock or make required distributions with respect to the Series A Preferred Stock.

In January 1997, the Company implemented the DRSPP under which holders of Common Stock (and Series A Preferred Stock) may elect automatically to reinvest their distributions in additional shares of Common Stock and/or to make optional purchases of Common Stock free of brokerage commissions and charges. Shares purchased directly from the Company will be purchased at up to a 3% discount from their fair market value at the Company's discretion. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of Common Stock or repurchase Common Stock in the open market.

Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds available for distribution of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for the Company and its predecessor. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the data for the periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

Mid - America  Apartment  Communities, Inc.
Selected  Financial  Data
(Dollars in thousands except per share and property data)



                                                     Year Ended December 31,
                                 -------------------------------------------------------
                                                          Historical
                                 -------------------------------------------------------
                                                                        (Predecessor)
                                                                     -------------------
                                       1996        1995     1994(1)      1993       1992
                                       ----        ----     -------      ----       ----
Operating Data:
---------------
Total revenues                   $  111,882   $  94,963    $ 51,207  $ 26,295   $ 22,194
Expenses:
    Property expenses  (2)           42,570      37,954      19,484    11,316      9,682
    General and administrative        6,154       4,851       3,613     1,402      1,112
    Interest                         25,766      22,684      10,233     7,448      7,524
    Depreciation and amortization    21,443      16,574       8,803     3,521      3,235
    Amortization of deferred
      financing costs                   661         593         296       199        109
Gain on disposition of properties     2,185           -           -         -          -
                                 ----------   ---------    --------  --------   --------
Income (loss) before minority
    interest in operating
    partnership income and
    extraordinary item               17,473      12,307       8,778         2,409        532
Net income                           14,260       9,810       6,944         2,542      1,090
Preferred dividends                     990           -           -           N/A        N/A
Net income available for
    common shares              $     13,270   $   9,810    $  6,944           N/A        N/A

Per Share Data:
---------------
Net income available for
    common shares              $       1.21   $    1.00    $   1.01           N/A        N/A
Dividends declared             $      2.065   $    2.01    $   1.71           N/A        N/A

Balance Sheet Data:
-------------------
Real estate owned, at cost     $    641,893   $ 578,788    $ 434,460    $ 125,269  $ 111,686
Real estate owned, net         $    592,335   $ 549,284    $ 421,074    $  98,029  $  87,969
Total assets                   $    611,199   $ 565,267    $ 439,233    $ 104,439  $  93,252
Total debt                     $    315,239   $ 307,939    $ 232,766    $ 105,594  $  95,036
Minority interest              $     39,238   $  41,049    $  43,709          N/A        N/A
Shareholders' equity
  (owners' deficit)            $    241,384   $ 202,278    $ 152,385    $  (4,684) $  (4,493)
Weighted average common
  shares and unit                    13,431      12,276        9,818          N/A        N/A

Other Data (at end of period):
------------------------------
Market capitalization
 (shares and units)           $     436,739   $ 331,238    $ 295,300          N/A        N/A
Ratio of total debt to
 total capitalization (3)             41.9%       48.2%        44.1%          N/A        N/A
Number of Properties                     73          70           54           22         19
Number of apartment units            19,280      18,219       14,333        5,580      5,064


(1) Operating data for 1994 includes 34 days of predecessor financial information and per share data for 1994 is for the period February 4, 1994 through December 31, 1994.
(2)  See discussion of the change in accounting policy during 1996 in
Note 1 to the Consolidated Financial Statements.
(3) Total capitalization is total debt and market capitalization of preferred shares, common shares and partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1996, 1995, and 1994. This discussion should be read in conjunction with all of the financial statements incorporated by reference into this Annual Report on Form 10-K. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash items, primarily depreciation and amortization, less preferred stock dividends. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The Company adopted this method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable.

For the year ended December 31, 1996, FFO increased by approximately $6,809,000 or 23.7%, when compared to the year earlier (adjusted only for the new NAREIT definition of FFO). The increase was primarily attributable to an approximate $16,919,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company. On a per share basis, FFO increased 8.6% from $2.44 per share (restated for the effect of adoption of the current NAREIT FFO definition and the change in accounting policy) for the year ended December 31, 1995 to $2.65 per share for the same period in 1996.

CAPITAL EXPENDITURES

Following a review of its capital expenditure and depreciation policy, effective January 1, 1996, the Company implemented a new policy of which the primary changes are as follows:

(a)  Increase minimum dollar amounts to capitalize from $500 to $1,000;

(b) For stabilized Communities (generally, Communities owned and operated by the Company for at least one year), capitalize replacement purchases for major appliances and carpeting of an entire apartment unit which was previously expensed; and

(c) Reduce depreciation life for certain assets from 20 years to 10 to 15 years.


The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment REITs and provides a better matching of expenses with the estimated benefit period. The Company's 1995 and 1994 financial statements were not restated for the effect of the change in accounting policy. The policy has been implemented prospectively effective January 1, 1996.

The following table presents the impact on 1995 net income of the Company's new capitalization policy and adoption of NAREIT's current definition of FFO.


                 IMPACT OF CHANGE IN ACCOUNTING POLICY
                 AND THE CURRENT NAREIT FFO DEFINITION

              (Dollars in thousands except per share data)

                                              Year Ended December 31, 1995
                                                     With Current      With Current
                                                        NAREIT           NAREIT FFO
                        Year Ended           As           FFO        definition and
                     December 31, 1996    Reported    definition     capital policy
                     -----------------    --------   ------------    --------------
Net income before             $ 17,473    $ 12,307       $ 12,307          $ 12,307
  minority interest
Change for
capitalization policy
  as if in effect at
  January 1,  1995                 N/A         N/A            N/A             1,243
Additional depreciation
  due to change in
  capitalization policy            N/A         N/A            N/A              (249)
                              --------    --------       --------          ---------
Adjusted net income
  before minority
  interest                    $ 17,473    $ 12,307       $ 12,307          $ 13,301
Preferred dividend
  distribution                     990           -              -                 -
Gain on disposition
  of properties                  2,185           -              -                 -
Depreciation and
  amortization of:
   Real estate assets           21,288      16,470         16,470            16,719
   Non-real estate assets            -         104              -                 -
   Deferred financing costs          -         593              -                 -
                              --------    --------       --------          --------
FFO                           $ 35,586    $ 29,474       $ 28,777          $ 30,020
                              ========    ========       ========          ========

FFO per share and common unit   $ 2.65      $ 2.40         $ 2.34            $ 2.44



RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED
DECEMBER 31, 1995

During the 1996 period, the Company acquired six apartment communities and sold three apartment communities. The total number of apartment units owned at December 31, 1996 was 19,280 in 73 apartment communities, compared to 18,219 in 70 communities at December 31, 1995. Average monthly rental per apartment unit increased to $529 at December 31, 1996 from $508 at December 30, 1995. Average occupancy for the years ended December 31, 1996 and 1995 was 95.4% and 95.2%, respectively.

Total revenues for 1996 increased by approximately $16,919,000, due primarily to (i) approximately $4,833,000 from the six Communities acquired in 1996, (ii) approximately $7,156,000 from a full years operation of the 15 Communities acquired in 1995, including the Communities acquired in the AFR Merger, (iii) approximately $4,363,000 from the Communities owned throughout both periods, and
(iv) approximately $567,000 from The Woods at Post House in Jackson, Tennessee which completed development in the Fall of 1995.

Property operating expenses for 1996 increased by approximately $4,616,000, due primarily to (i) approximately $1,686,000 from the six Communities acquired in 1996, (ii) approximately $2,746,000 from a full years operations of the 15 Communities acquired in 1995, including the Communities acquired in the AFR Merger, and (iii) approximately $234,000 from The Woods at Post House in Jackson, Tennessee which completed development in the Fall of 1995. These increases were offset by a decrease of approximately $51,000 from the Communities owned throughout both periods. Repair and maintenance expense decreased primarily due to the change in the capitalization policy described above. Utility costs decreased from 6.1% of revenue to 5.5% of revenue for the year ended December 31, 1996 compared to the same period a year earlier, due primarily to the installation of 6,400 individual apartment unit water meters and the completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

General and administrative expense increased in 1996 approximately $1,303,000 primarily due to the opening of the new training center and other expenses due to the continued growth of the company.

Depreciation and amortization expense increased primarily due to (i) approximately $893,000 from the six apartment communities acquired in 1996, (ii) approximately $1,346,000 from the 15 apartment communities acquired in 1995, including the Communities acquired in the AFR Merger, (iii) approximately $2,187,000 from additional capital expenditures on Communities owned throughout both periods, and (iv) approximately $443,000 from The Woods at Post House in Jackson, Tennessee which completed development in the Fall of 1995. Amortization of deferred financing costs and unamortized costs in excess of fair value of net assets acquired for 1996 were approximately $661,000 and approximately $192,000, respectively.

Interest expense increased approximately $3,082,000 during 1996 due primarily to apartment acquisitions. The Company reduced the average borrowing cost to 7.92% at December 31, 1996 as compared to 8.15% on December 31, 1995. The average maturity on the Company's debt was
9.9 years at both December 31, 1996 and 1995.

In 1996, the Company recorded an approximate $2,185,000 gain for the disposition of three apartment communities. As a result of the foregoing, income before minority interest for the year ended December 31, 1996 increased approximately $5,166,000 over the same period a year earlier.

COMPARISON  OF  YEAR  ENDED DECEMBER 31,  1995  TO  THE  YEAR  ENDED
DECEMBER 31, 1994   (THE COMPANY AND ITS PREDECESSOR)

The total number of apartment units owned at December 31, 1995 was 18,219 in 70 apartment communities, compared to 14,333 in 54 communities at December 31, 1994. Average monthly rental per apartment unit increased to $508 for 1995 from $482 for 1994. Average occupancy for 1995 and 1994 was 95.2% and 95.5%, respectively.

For the 10,268 apartment units owned on December 31, 1995 and 1994, average occupancy increased to 95.4% as compared to 92.8%, respectively, and the average monthly rental per apartment unit increased for this same period 6.2% to $499 from $470.

Total revenues for 1995 increased by approximately $43,756,000, due primarily to (i) approximately $13,966,000 from the 15 apartment communities acquired, including the Communities acquired in the AFR Merger, (ii) approximately $28,348,000 from a full year's operation of 32 Communities acquired in 1994, and (iii) approximately $1,442,000 from the Communities owned throughout both periods. In addition, the Company completed the development of The Woods at Post House in Jackson, Tennessee in the Fall of 1995.

Property operating expenses increased by approximately $18,470,000 over 1994. The increase primarily resulted from (i) approximately $5,514,000 of operating expense from the 15 apartment communities acquired in 1995, including the Communities acquired in the AFR Merger, (ii) approximately $12,243,000 for full year's operation of the 32 Communities acquired in 1994, and (iii) approximately $713,000 from the apartment communities owned throughout both periods. As a percentage of revenue, property operating expenses increased to 40.0% from 38.1% for the year ended December 31, 1995 and 1994, respectively. The 5,176 apartment units owned in the states  of  Florida and Texas acquired during 1994 and 1995  account for a 2.5% increase in the expense ratio. As anticipated in the acquisition forecasts, these apartment units have been more expensive to operate than the balance of the Communities. During 1995, approximately $1,374,000 was expensed for replacement of appliances and carpets compared to approximately $888,000 for 1994. General and administrative expenses decreased to 5.1% of revenues for 1995 from 7.1% for 1994 as a result of increased efficiencies from the economies of scale.

Depreciation and amortization expense increased primarily due to (i) an increase of approximately $2,017,000 from the 15 apartment communities acquired during 1995 and (ii) an increase of approximately $5,390,000 for a full year's operation of 32 apartment communities acquired during 1994. Amortization of deferred financing costs and unamortized costs in excess of fair value of net assets acquired for 1995 were approximately $593,000 and approximately $186,000, respectively.

Interest expense increased approximately $12,451,000 during 1995 due to apartment communities acquired during the year as well as a full year of operation for Communities acquired in 1994. The Company reduced the average borrowing cost to 8.15% at December 31, 1995 as compared to 8.45% on December 31, 1994. The average maturity on the Company's debt increased to 9.9 years from 8.7 years at December 31, 1995 and 1994, respectively.

As a result of the foregoing, income before minority interest and extraordinary items in 1995 increased by approximately $3,529,000 over 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased from approximately $34,289,000 for the year ended December 31, 1995 to approximately $38,018,000 for the year ended December 31, 1996. The increase in net cash flow was primarily due to an increase in net income, depreciation and amortization, and accrued expenses and liabilities. This increase in net cash flow provided by operating activities was offset by an increase in restricted cash due to an increase in tax-exempt bond financing requiring additional cash reserves and increases in other mortgage escrows and replacement reserves and the gain recorded for the disposition of three apartment communities.

Net cash flow used in investing activities increased from approximately $39,167,000 for the year ended December 31, 1995 to approximately $70,436,000 for the year ended December 31, 1996. The increase was primarily due to the acquisition of 1,760 apartment units in 1996 for approximately $66,258,000 as compared to the acquisition of 520 apartment units in 1995 for approximately $15,561,000. This increase in net cash flow used in investing activities was offset by the sale of three apartment communities in 1996 for approximately $17,096,000. Capital improvements to existing properties totaled approximately $18,437,000 for the year ended December 31, 1996, compared to approximately $19,233,000 for the same period in 1995. Of the $18,437,000 capital improvements approximately $6,979,000 was for recurring capital expenditures, including carpet and appliances, approximately $5,896,000 was for revenue enhancing projects, approximately $4,774,000 was for acquisition capital with the remaining balance for other miscellaneous spend, including corporate. For the stabilized apartment units, recurring capital expenditures averaged $413 per apartment unit. Construction in progress for new apartment units decreased from approximately $5,692,000 for the year ended December 31, 1995 to approximately $2,837,000 for the comparable period in 1996, due primarily to the completion of the 122-unit development in Jackson, Tennessee which began leasing during the third quarter of 1995.

Net cash flow provided by financing activities increased from approximately $2,944,000 during the year ended December 31, 1995 to approximately $33,425,000 for the year ended December 31, 1996.
During 1996, approximately $29,407,000 was provided by borrowings under the Credit Line and notes payable and approximately $47,768,000 was provided from the issuance of preferred shares. The principal uses of the cash included approximately $14,427,000 for the repayment of notes payable and approximately $28,302,000 for dividends and distributions.

At December 31, 1996, the Company had approximately $30,405,000 outstanding on the Credit Line. At December 31, 1996, the Company had approximately $47,243,000 (including the Credit Line) of floating rate debt at an average interest rate of 6.9%; all other debt was fixed rate term debt at an average interest rate of 8.1%.

The weighted average interest rate and weighted average maturity at December 31, 1996 for the approximately $315,239,000 of notes payable were 7.9% and 9.9 years, respectively. The Company used the approximately $47,768,000 of net proceeds from the Preferred Stock Offering, which closed in October, for the acquisitions of Napa Valley Apartments and Tiffany Oaks Apartments and used the balance to reduce the amount outstanding on the Credit Line. In December 1996, the Company increased its credit limit under the Credit Line from $65,000,000 to $90,000,000 and expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. In addition, in March 1997 the Company issued 2,300,000 shares of Common Stock in an underwritten public offering. The net proceeds from such offering were approximately $62.4 million, all of which were contributed to the Operating Partnership and utilized to repay outstanding borrowings under the Credit Line. The Credit Line is unsecured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to approximately $87,000,000 as of the date of this Annual Report on Form 10-K.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

Capital expenditures on property improvements and expansion projects for 1996 totaled approximately $21,274,000 with capital expenditures of approximately $27,400,000 planned for 1997 for property improvement and expansion projects. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Credit Line.

INSURANCE

In the opinion of management, property and casualty insurance is in place which provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company's liquidity, financial position, or results of operations.

INFLATION

Substantially all of the resident leases at the Communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the apartment communities. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-20 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.


                                PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Charter divides the Board of Directors into three classes as nearly equal in number as possible, with each class serving a term of three years. One class of Directors is elected by the shareholders of the Company at each annual meeting. The Board of Directors has set at seven the number of directors constituting the full Board of Directors. The current terms of two directors expire in this year, two expire in 1998 and three in 1999.

The Company's directors and executive officers are as follows:


Name                    Position                          Class      Term Expires
--------------------    -------------------------------   ---------  ------------
George E. Cates         Chief Executive Officer and       Class III      1997
                         Chairman of the Board
                         of Directors
H. Eric Bolton, Jr.     President, Chief Operating        Class II       1999
                         Officer and Director
Simon R.C. Wadsworth    Executive Vice President, Chief   Class III      1997
                         Financial Officer and Director
John J. Byrne, III      Independent Director              Class I        1998
Robert F. Fogelman      Independent Director              Class I        1998
O. Mason Hawkins        Independent Director              Class II       1999
Michael B. Yanney       Independent Director              Class II       1999


The following is a biographical summary of the experience of the directors and executive officers of the Company:

GEORGE E. CATES. Mr. Cates is the Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he has held since the Company's inception. Mr. Cates founded The Cates Company in 1977 and served as its president and chief executive officer until its merger with the Company in February 1994. Mr. Cates received a B.S. in industrial engineering from Georgia Tech. From 1970 to 1977, Mr. Cates was a shareholder and general manager of Walk Jones and Francis Mah, Inc., architects and engineers. Prior to that, he served in a number of manufacturing, sales and marketing positions with the Buckeye Cellulose division of Procter & Gamble. Mr. Cates is past Chairman of the Board of Memphis Light, Gas and Water Division, past president of the Memphis Apartment Council, past Vice Chairman of the Memphis and Shelby County Airport Authority and is currently a trustee of Rhodes College. Mr. Cates is also a director of First Tennessee National Corporation. Mr. Cates is 59 years old.

H. ERIC BOLTON, JR. Mr. Bolton has been an employee of the Company since 1994. Mr. Bolton joined the Company as its Vice-President of Development and was named Chief Operating Officer in February 1996. In December 1996, Mr. Bolton was appointed to serve as President of the Company and was appointed as a member of the Board of Directors of the Company in February 1997. Mr. Bolton has over 10 years of real estate experience and prior to joining the Company was Executive Vice President and Chief Financial Officer of Trammell Crow Realty Advisors. He received a B.BA. in accounting from the University of Memphis and an M.B.A. in finance and real estate from the University of North Texas. Mr. Bolton is 40 years old.

SIMON R. C. WADSWORTH. Mr. Wadsworth is Executive Vice President, Chief Financial Officer and a director of the Company. Mr. Wadsworth joined the Company in March 1994, but acted as a consultant to the Company from the time the Initial Offering was completed until being named to his current positions. Mr. Wadsworth is the President and 85% shareholder of TMF, Inc., an industrial equipment dealership which he acquired in 1981. Mr. Wadsworth spends less than two hours per week on TMF, Inc. business, which is managed by professional management. From 1976 to 1980, he was Director of Corporate Development for Holiday Inns, Inc., and from 1973 to 1976 was Budget Director for Royal Crown Companies. Mr. Wadsworth received a B.A. with honors from Cambridge University and an M.B.A. (concentrating in finance and accounting) from the Harvard Graduate School of Business. Mr. Wadsworth is 49 years old.

JOHN J. BYRNE, III. Mr. Byrne has served as an independent director of the Company since May 1995. Mr. Byrne founded Cirque Property L.C., a real estate acquisitions and property management company headquartered in Salt Lake City, Utah in 1986, and since that time has served as its President and Managing Member. Mr. Byrne is 37 years old.

ROBERT F. FOGELMAN. Mr. Fogelman has served as an independent director of the Company since July 1994 and has been President of Fogelman Investment Company, a privately-owned investment firm for more than five years. Mr. Fogelman received a B.S. degree in Economics from the Wharton School of Finance and Commerce at the University of Pennsylvania in 1958. Mr. Fogelman is 61 years old.

O. MASON HAWKINS. Mr. Hawkins has served as an independent director of the Company since October 1993 and is Chairman and Chief
Executive Officer of Southeastern Asset Management, Inc., a registered investment advisor co-founded by Mr. Hawkins in 1975 and presently having over $8 billion of assets under management. He is also a director of Longleaf Partners Funds, a registered investment company of which Southeastern Asset Management, Inc. serves as investment advisor. Mr. Hawkins received a B.S.B.A. degree from the University of Florida and a M.B.A. in Finance from the University of Georgia. He was a research analyst for Atlantic National Bank from 1972 to 1973, serving as Director of Research in 1973, and was a research analyst for First Tennessee Investment Management from 1974 to 1975, serving as Director of Research in 1975. He is a Chartered Financial Analyst. Mr. Hawkins is 49 years old.

MICHAEL B. YANNEY. Mr. Yanney has served as an independent director of the Company since the consummation of the AFR Merger in June 1995. Mr. Yanney served as Chairman and Chief Executive Officer of America First Companies since 1984. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. He is also a director of Burlington Northern Inc., Forest Oil Corporation, MFS Communications Company, Inc. and Lozier Corporation. Mr. Yanney is 63 years old.

ITEM 11.  EXECUTIVE COMPENSATION


Summary Compensation Table.


                                   Annual Compensation              Long Term Compensation
                              -----------------------------------  -----------------------
                                                       Other        Restricted
                                                       Annual         Stock
Name and Position      Year   Salary($)  Bonus($)  Compensation($)   Awards($)  Options(#)
-----------------      ----   ---------  --------  ---------------  ----------  ----------
George E. Cates        1996    $255,137       $--              $--         $--      25,000
  Chairman, Chief      1995     257,500    67,500               --          --          --
  Executive Officer    1994     225,000        --               --          --      90,000
  and Director
H. Eric Bolton         1996     136,670    15,770               --          --      15,000
  President, Chief     1995     108,400    20,800               --          --      12,500
  Operating Officer    1994      56,042        --               --          --       2,500
  and Director
Simon R. C. Wadsworth  1996     135,187        --               --          --      10,000
  Executive Vice       1995     131,400    36,000               --          --       2,500
  President, Chief     1994     120,000        --               --          --      30,000
  Financial Officer
  and Director


Option Grants during the year ending December 31, 1996. The following table provides information on option grants during the year ending December 31, 1996 to the executive officers listed in the table above.


                          Individual Grants
                          -----------------                                 Potential Realization
                                   % of Total                                    Value at
                                   Options                                    Assumed Rates of
                                  Granted to                                 Annual Stock Price
                                   Employees    Exercise                      Appreciation for
                        Options       in          Price      Expiration          Option Term
Name                    Granted   Fiscal Year   ($/Share)       Date            5%           10%
---------------------   -------   -----------   ---------       ----           ----         -----
George E. Cates         25,000       27.0%         $26.50      2/14/06      $416,643     $1,055,854
H. Eric Bolton          15,000       16.2%         $26.50      2/14/06      $250,136       $633,513
Simon R. C. Wadsworth   10,000       10.8%         $26.50      2/14/06      $166,657       $422,342


Aggregated Option Exercises through December 31, 1996. The following table provides information on options held by the executive officers listed above through December 31, 1996, and the value of each of their unexercised options at December 31, 1996. There were no stock options exercised in 1996.

                                               Number of Shares
                         Exercised Options        Underlying     Value of Unexercised
                         -----------------       Unexercised         In-the-Money
                         Shares                    Options             Options (1)
                        acquired     Value       Exercisable/         Exercisable/
Name                   on exercise  Realized     Unexercisable       Unexercisable
---------------------  -----------  --------   ----------------  --------------------
George E. Cates             --         --       26,000 / 79,000   $237,250 / $552,125
H. Eric Bolton              --         --        3,500 / 26,500    $13,500 / $79,313
Simon R. C. Wadsworth       --         --       12,500 / 30,000    $67,875 / $130,250

__________

(1) Based upon the closing price of the Company's Common Stock on the NYSE on December 31, 1996 of $28.875 per share.

Compensation of Directors

Directors who are employees of the Company or one of its subsidiaries do not receive additional remuneration as directors. In 1994, the Company's three initial independent directors were each awarded 2,500 shares of Common Stock for their services as director. The directors' rights in the Common Stock vest at the rate of 500 shares per year beginning in 1994. Each director is entitled to receive the distributions paid on his shares of Common Stock prior to vesting. Directors who cease to be directors will forfeit any shares not previously vested prior to the termination of that person's service on the board of directors. Mr. Yanney currently receives $15,000 per year as compensation for his service on the board of directors. Any independent directors elected to the board in the future will be paid annual compensation of $15,000. In 1996, each independent director was awarded options to acquire 1,000 shares of stock and committee chairmen were awarded an additional 1,000 options.

General

The Compensation Committee of the Board of Directors is composed of independent Directors. In 1996, it was composed of John J. Byrne, III, Robert F. Fogelman, O. Mason Hawkins, and Michael B. Yanney. The Compensation Committee is responsible for developing and communicating recommendations to the Board of Directors with respect to the Company's executive compensation policies, and determines, pursuant to authority delegated by the Board of Directors, the compensation (including stock options) to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

The Company is at a relatively early stage of its development. Consequently, the Compensation Committee does not believe it appropriate to base its compensation decisions solely on traditional financial measures of performance, including return on equity. Instead, the Compensation Committee has evaluated performance based primarily on growth in funds from operations per share, which industry analysts consider to be the primary measure of performance for an equity REIT.

The Company's executive officer compensation program is comprised of base salary, cash incentive bonus compensation, long-term incentive compensation in the form of stock options, and various benefits, including medical plans generally available to all employees of the Company.

Base Salary

Base salary levels for the Company's executive officers together with option grants and benefits are intended to be competitively set relative to other REITs of comparable size and stage of development in the Company's geographic area. In determining base salaries the Compensation Committee also takes into account individual experience and performance as well as specific issues relating to the Company.

Incentive Bonus Compensation

The Compensation Committee may periodically award bonuses to executives in order to provide a direct financial incentive, in the form of a cash bonus, to executives to achieve individual and Company objectives. The amount of the bonus is determined based upon the Compensation Committee's evaluation of each executive's performance and in accordance with employment agreements with certain executives.

Amended and Restated 1994 Restricted Stock and Stock Option Plan

The 1994 Restricted Stock and Stock Option Plan (the "1994 Plan") is the Company's long-term incentive plan for executive officers and other selected employees. The objective of the program is to retain and motivate executives to improve long-term stock performance. The Compensation Committee has the authority, within limitations set forth in the 1994 Plan, (i) to establish rules and regulations concerning the 1994 Plan, (ii) to determine the persons to whom Options and Restricted Stock may be granted (iii) to fix the number of shares of Common Stock to be covered by each Option and (iv) to set the terms and provisions of each Option to be granted and the vesting schedule for Restricted Stock. Stock options are generally granted at the prevailing market value and will only have value if the Company's stock increases.

Non-Qualified Executive Deferred Compensation Plan

In August, 1995, the Compensation Committee adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company's 401 (k) Savings Plan. Under the terms of the plan, key employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral with similar provisions as apply for the Company's 401 (k) Savings Plan. The plan is designed so that the employees' investment earnings under the non-qualified plan should be the same as the earning assets in the Company's 401 (k) Savings Plan.

Compensation of Chief Executive Officer

Mr. Cates' base salary was $255,000 for the year ended December 31, 1996. On February 4, 1994 the Company entered into a five-year employment agreement with Mr. Cates for an annual base compensation of $225,000, subject to any increases in base compensation approved by the Compensation Committee. The Compensation Committee considered the initial annual base salary of Mr. Cates to be competitive with comparable REITs in the Company's geographic area. The employment contract provides for certain severance payments in the event of death or disability or upon termination by the Company without cause or by the employee with cause. The agreement contains a non-competition provision which prohibits Mr. Cates, except as an officer or employee of the Company, from engaging directly or indirectly in the acquisition, development, operation, management, leasing or landscaping of any multifamily community. This prohibition extends to all multifamily communities wherever located, during the term of employment and to multifamily properties within 30 miles of any multifamily community owned by the Company after termination of such employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF THE COMPANY'S COMMON STOCK

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information as of March 21, 1997, regarding each person known to the Company to be the beneficial owner of more than five percent of its Common Stock:

                                           Amount and Nature of
Name and Address of Beneficial Owner       Beneficial Ownership    Percent of Class(1)
------------------------------------       --------------------    -------------------
Snyder Capital Management, Inc.                1,100,400 (2)             8.2%
  350  California Street, Suite 1460
  San Francisco, CA 94104-1436

__________

(1)  Based on 13,404,398 shares of Common Stock outstanding on March 21, 1997.
(2) The information set forth is based on a Schedule 13G filed by Snyder Capital Management, Inc. on February 14, 1997 that indicates that beneficial ownership of 1,100,400 shares of Common Stock, of which it has sole and dispositive power over 70,500 shares, shared voting power over 934,800 shares and shared dispositive power over 1,029,900 shares.


Security Ownership of Management

      The following table sets forth the beneficial ownership of the Company's Common Stock as of March 21, 1997 by (i) each director, (ii) each executive officer named in the Summary Compensation Table, and (iii) all directors and executive officers as a group:


                                        Amount and
                                         Nature of     Percent
                                        Beneficial       of
Name of Beneficial Owner                 Ownership     Class(1)
------------------------               -------------   --------
Robert F. Fogelman                       653,000 (2)     4.5 %
George E. Cates                          588,122 (3)     4.1
O. Mason Hawkins                         353,417 (4)     2.4
Michael B. Yanney                        132,051          *
John J. Byrne, III                        34,500          *
Simon R. C. Wadsworth                     34,620 (5)      *
H. Eric Bolton                            13,317 (6)      *
All Directors and Executive Officers
    as a Group (7 Persons)             1,809,027        12.5 %

__________

(1) Based on 13,404,398 shares of Common Stock outstanding on March 21, 1997, plus, with respect to each listed person (or all listed persons, as a group), the number of shares of Common Stock issuable by the Company to such person or group in exchange for Common Units in the Operating Partnership plus the number of shares of Common Stock issuable to such person (or group) in respect of currently exercisable options. The total number of shares used in calculating this percentage assumes that none of the Common Units or exercisable options held by other persons are redeemed for shares of Common Stock.
(2) Includes 82,500 shares owned directly by Mr. Fogelman and 570,500 shares that Mr. Fogelman has the current right to acquire upon redemption of Common Units.

(3) Includes 258,928 shares owned directly by Mr. Cates, 235,794 shares that Mr. Cates has the current right to acquire upon redemption of Common Units, 49,000 shares that Mr. Cates has the current right to acquire upon the exercise of options that are currently exercisable and 44,400 shares owned by the Company's ESOP over which Mr. Cates shares voting power. Excludes 2,123 shares owned by Mr. Cates' wife, over which Mr. Cates exercises no voting or investment power and with respect to which Mr. Cates disclaims beneficial ownership.
(4) Includes 194,799 shares owned directly by Mr. Hawkins and 158,618 shares that Mr. Hawkins has the current right to acquire upon redemption of Common Units.
(5) Includes 21,000 shares that Mr. Wadsworth has the current right to acquire upon the exercise of options that are currently exercisable.
(6) Includes 9,000 shares that Mr. Bolton has the current right to acquire upon the exercise of options that are currently exercisable.
*    Represents less than 1% of total.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from a partnership which owns the building where the Company's principal office is located. Mr. Cates has a 6.9% and Mr. Wadsworth a 4.2% interest in such partnership. The Company paid approximately $107,400 in rent, or $14.20 per average square foot (including concessions), for such office space during 1996, and has lease obligations of $616,800 for the remaining lease term. The Company believes the rental rate is a competitive rate for buildings in the area of Memphis in which the Company's headquarters are located.

All transactions involving related parties must be approved by a majority of the disinterested members of the Company's Board of Directors. The Company has, and expects to have, transactions in the ordinary course of its business with directors and officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report  on
  Form 10-K:
1.  Independent Auditors' Report                       F - 1
    Consolidated Balance Sheets as of December 31,     F - 2
    1996 and 1995
    Consolidated Statements of Operations for the
    years ended                                        F - 3
         December 31, 1996, 1995 and 1994
    Consolidated Statements of Shareholders' Equity
    for the years ended                                F - 4
         December 31, 1996, 1995  and 1994
    Consolidated Statements of Cash Flows for the
    years ended                                        F - 5
         December 31, 1996, 1995  and 1994
    Notes to Consolidated Financial Statements for     F - 6
    the years ended
         December 31, 1996, 1995 and 1994

2.  Financial Statement Schedule required to be filed
    by item 8 and Paragraph (d) of this item 14:
    Independent Auditors' Report                       F - 16
    Schedule III - Real Estate Investments and
    Accumulated Depreciation as of                     F - 17
         December 31, 1996

3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.


Exhibit
Number        Exhibit
-------       --------------
3.1*          Amended and Restated Charter of Registrant
3.2           Articles of Amendment to the Charter of Registrant
              dated January 28, 1994
3.3           Articles of Merger of America First REIT Advisory
              Company with and into the Registrant
3.4**         Articles of Amendment to the Amended and Restated
              Charter of Registrant Designating and Fixing the Rights
              and Preferences of  A Series of Shares of Preferred Stock
3.5*          Bylaws of the Registrant
4.1*          Form of Common Share Certificate
4.2**         Form of Series A Preferred Stock Certificate
4.3**         Articles of Amendment to the Amended and Restated
              Charter of Registrant Designating and Fixing the Rights
              and Preferences of A Series of Shares of Preferred Stock
10.1*         First Amended and Restated Agreement of Limited
              Partnership of the Operating Partnership
10.2          Amendment No. 1 to the First Amended and Restated
              Agreement of Limited Partnership of the Operating
              Partnership dated as of June 28, 1994
10.3          Amendment No. 2 to the First Amended and Restated
              Agreement of Limited Partnership of the Operating
              Partnership dated as of February 24, 1996
10.4          Amendment No. 3 to the First Amended and Restated
              Agreement of Limited Partnership of the Operating
              Partnership dated as of October 10, 1996
10.5          Amendment No. 4 to the First Amended and Restated
              Agreement of Limited Partnership of the Operating
              Partnership dated December 10, 1996, but effective as
              of February 24, 1996
10.6*         Supplemental Agreement with Respect to Transfer of
              Property and Delivery of Guaranty
10.7*         Employment Agreement (George E. Cates)
10.8*         1994 Restricted Stock and Stock Option Plan


10.9*         Indemnity Agreement and Agreement to Make Capital
              Contribution
10.10*        Supplemental Representations and Warranties Agreement
10.11***      Promissory Note of the Operating Partnership in favor
              of Leader Federal Bank for Savings (McKellar)
10.12***      Promissory Note of the Operating Partnership in favor
              of Leader Federal Bank for Savings (Park Estate)
10.13***      Promissory Note of the Operating Partnership in favor
              of Leader Federal Bank for Savings (Greenbrook)
10.14***      Promissory Note of the Operating Partnership in favor
              of Leader Federal Bank for Savings (Cedar Mill)
10.15***      Assignment of Rents and Leases by the Operating
              Partnership in favor of Leader Federal Bank for Savings
              (McKellar, Park Estate, Greenbrook, Cedar Mill)
10.16*****    Agreement and Plan of Merger among the Registrant, AFRI
              Merger Sub, Inc., America First REIT Advisory Company
              and America First REIT, Inc. dated as of February 24, 1995
10.17******   Agreement and Plan of Merger between the Registrant,
              America First Companies, L.L.C. and America First REIT
              Advisory Company dated as of February 24, 1995
10.18         Revolving Credit Agreement between the Registrant and
              AmSouth Bank of Alabama
10.19         Amendment No. 1 to Revolving Credit Agreement between
              the Registrant and AmSouth Bank of Alabama
23.1          Consent of KPMG Peat Marwick LLP
23.2          Opinion of KPMG Peat Marwick LLP on Schedule III (included in F pages of this Form 10-K)

-----------------------
*       Previously   filed  as  an  exhibit  to  the  Registration
        Statement on Form S-11 (SEC File No. 33-69434), as amended, of the Registrant and incorporated herein by reference.
**      Previously   filed  as  an  exhibit  to  the  Registration
        Statement on Form 8-A
***     Previously   filed  as  an  exhibit  to  the  Registration
        Statement on Form S-11 (SEC File No. 33-81970), as amended, of the Registrant and incorporated herein by reference.
**** Previously filed as an exhibit to the Current Report of the Registrant on Form 8-K as of December 3, 1994
***** Previously filed as an exhibit to the Current Report of the Registrant on Form 8-K as of March 3, 1995
****** Previously filed as an exhibit to the 1994 Annual Report of the Registrant on Form 10-K as of March 30, 1995

(b)  Reports on Form 8-K
     The following report was filed on Form 8-K by the registrant during the fourth quarter of 1996:

                                                          Date of
     Form                Events Reported                  Report
     ----   -----------------------------------------   -----------
      8-K   98.1% occupancy achieved                      10/15/96

      8-K   Announcement of Preferred Stock Offering
            with exhibit of Underwriting Agreement        10/15/96

      8-K   Announcement of declaration for third
            quarter common stock dividend.
            Announcement of plans to file a Dividend
            Reinvestment and Direct Stock Purchase Plan.  10/15/96

      8-K   Announcement of an apartment community
            disposition and acquisition.                  12/18/96

      8-K   Announcement of apartment community
            acquisition.                                  12/26/96


(c)  Exhibits:
     See Item 14(a)(3) above.

(d)  Financial Statement Schedules:
     See Item 14(a)(2) above.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MID-AMERICA APARTMENT COMMUNITIES, INC.


Date:   March 25, 1997            /s/ George E. Cates
     -------------------          ----------------------------
                                   George E. Cates
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  March 25, 1997            /s/ George E. Cates
     ------------------          ----------------------------
                                    George E. Cates
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  March 25, 1997            /s/ Simon R.C. Wadsworth
     ------------------          ----------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date:  March 26, 1997            /s/ H. Eric Bolton
     -----------------           ----------------------------
                                    H. Eric Bolton
                                    President and Chief Operating Officer


Date:_________________           ______________________________
                                    John J. Bynre, III
                                    Director


Date:  March 26, 1997            /s/ Robert F. Fogelman
     -----------------           ------------------------------
                                    Robert F. Fogelman
                                    Director


Date:  March 26, 1997            /s/ O. Mason Hawkins
     -----------------           ------------------------------
                                    O. Mason Hawkins
                                    Director


Date:_________________           ______________________________
                                    Michael B. Yanney
                                    Director

                      Independent Auditors' Report


The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-
year period ended December 31, 1996.   These financial statements are the
responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financials statements referred to above present fairly, in all material respects the financial position of the Company at December 31, 1996 and 1995, and the results of the Company's operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its accounting method to capitalize replacement purchases for major appliances and carpet in 1996.



KPMG Peat Marwick LLP

Memphis, Tennessee
February 14, 1997

Mid-America  Apartment  Communities,  Inc.
Consolidated  Balance  Sheets
December 31, 1996 and 1995
(Dollars in thousands)



                                            1996         1995
                                          ------       ------
Assets:

Real estate assets (note 3):
Land                                  $  61,150     $  57,456
Buildings and improvements              563,584       507,586
Furniture, fixtures and equipment        12,511         9,916
Construction in progress                  4,648         3,830
                                      ---------     ---------
                                        641,893       578,788
Less accumulated depreciation           (49,558)      (29,504)
                                      ---------     ---------
  Real estate assets, net               592,335       549,284

Cash and cash equivalents                 4,053         3,046
Restricted cash                           5,538         4,118
Deferred financing costs, net             2,984         2,225
Other assets                              6,289         6,594
                                      ---------    ----------
Total assets                          $ 611,199    $  565,267
                                      =========    ==========



Notes payable (note 3)                $ 315,239    $  307,939
Accounts payable                            744         1,403
Accrued expenses and other liabilities   12,182        10,146
Security deposits                         2,412         2,452
                                      ---------    ----------
Total liabilities                       330,577       321,940

Minority interest                        39,238        41,049

Commitments and contingencies (note 6)        -             -

Shareholders' equity:
Preferred stock, $.01 par value,
 5,000,000 shares authorized,
 2,000,000 shares at 9.5% Series A
 Cumulative Preferred Stock
 Liquidation Preference $25 per share,
 issued and outstanding                      20             -
Common stock, $.01 par value
 (authorized 20,000,000 shares;
 issued and outstanding 10,949,216
 and 10,936,832 shares at December 31,
 1996 and 1995, respectively                109           109
Additional paid-in capital              256,689       208,670
Unearned compensation                      (260)         (381)
Accumulated deficit                     (15,174)       (6,120)
                                      ---------     ---------
Total shareholders' equity              241,384       202,278
                                      ---------     ---------
Total liabilities and shareholders'
 equity                               $ 611,199     $ 565,267
                                      =========     =========

See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Years ended  December 31, 1996, 1995 and  1994

(Dollars  in  thousands  except  per  share  data)

                                               1996        1995         1994
                                               ----        ----         ----
Revenues:
Rental                                   $  110,090   $  93,509    $  50,181
Other                                         1,792       1,454        1,026
                                         ----------   ---------    ---------
Total revenues                              111,882      94,963       51,207

Expenses:
Personnel                                    11,702       9,798        5,145
Building repairs and maintenance              5,305       5,791        3,048
Real estate taxes and insurance              11,642      10,198        5,322
Utilities                                     6,148       5,753        2,526
Landscaping                                   2,910       2,361        1,294
Other operating                               4,863       4,053        2,149
Depreciation and amortization
  real estate assets                         21,288      16,470        8,747
Depreciation and amortization
  non-real estate assets                        155         104           56
General and administrative                    6,154       4,851        3,613
Interest                                     25,766      22,684       10,233
Amortization of deferred financing costs        661         593          296
                                          ---------   ---------    ---------
Total expenses                               96,594      82,656       42,429

Income before gain on disposition of
 properties, minority interest in
 operating partnership income and
 extraordinary item                          15,288      12,307        8,778

Gain on disposition of properties             2,185           -            -
                                          ---------   ---------    ---------
Income before minority interest in
 operating partnership income and
 extraordinary item                          17,473      12,307        8,778


Minority interest in operating
 partnership income                           3,213       2,497        2,319
                                          ---------   ---------    ---------
Net income before extraordinary item         14,260       9,810        6,459

Gain on extinguishment of debt  (note 3)          -           -          485
                                          ---------   ---------    ---------
Net income                                   14,260       9,810        6,944
Dividends on preferred shares                   990           -            -
                                         ----------   ---------    ---------
Net income available for common
 shareholders                            $   13,270   $   9,810    $   6,944
                                         ==========   =========    =========

Net income available per common share  (note 1):
------------------------------------------------
Before extraordinary items               $     1.21   $    1.00    $    0.94
Extraordinary items                               -           -         0.07
                                         ----------   ---------    ---------
Net income available per common share    $     1.21   $    1.00    $    1.01
                                         ==========   =========    =========

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1996, 1995 and 1994

(Dollars and shares in thousands)


                                                  Preferred Stock        Common Stock
                                                -------------------    ------------------
                                                Shares       Amount    Shares      Amount
PARTNERS' AND OWNERS' DEFICIT,
DECEMBER 31, 1993                                    -     $      -         -   $       -
Capital contributions (prior to IPO)                 -            -         -           -
Capital distributions (prior to IPO)                 -            -         -           -
Net proceeds of IPO, private placement and
 shares issued in exchange for interests
 in entities included in the Predecessor             -            -      5,154          52
Shares issued to Employee Stock Option Plan
 at the IPO date                                     -            -         22           -
Restricted shares issued to directors                -            -         10           -
Acquisition of interests in non-controlled
 entities included in the Predecessor
 or where cash consideration was involved            -            -          -           -
Adjustment for minority interest of unitholders
 in Operating Partnership at the IPO date            -            -          -           -
Net proceeds of secondary offering                   -            -      3,393          34
Adjustment for minority interest of unitholders
 in Operating Partnership at date of
 secondary offering                                  -            -          -           -
Amortization of unearned compensation                -            -          -           -
Dividends on common stock ($1.21 per share)          -            -          -           -
Net income                                           -            -          -           -
                                             ---------     --------  ---------  ----------
SHAREHOLDERS' EQUITY DECEMBER 31, 1994               -     $      -      8,579  $       86

Issuance of common shares                            -            -          5           -
Exercise of stock options                            -            -         10           -
Shares issued in exchange for units                  -            -         12           -
Shares issued in AFR Merger                          -            -      2,331          23
Amortization of unearned compensation                -            -          -           -
Dividends on common stock ($2.00 per share)          -            -          -           -
Net income                                           -            -          -           -
                                            ----------    ---------  ---------  ----------
SHAREHOLDERS' EQUITY DECEMBER 31, 1995               -    $       -     10,937  $      109

Issuance of common shares                            -            -         11           -
Issuance of preferred shares                     2,000           20          -           -
Exercise of stock options                            -            -          -
Shares issued in exchange for units                  -            -          1           -
Amortization of unearned compensation                -            -          -           -
Dividends on common stock ($2.04 per share)          -            -          -           -
Dividends on preferred stock ($0.495 per share)      -            -          -           -
Net income                                           -            -          -           -
                                            ----------   ----------  ---------  ----------
SHAREHOLDERS' EQUITY DECEMBER 31, 1996           2,000   $       20     10,949  $      109
                                            ==========   ==========  =========


See accompanying notes to consolidated financial statements.


                                              Additional                 Accumulated
                                                 Paid-In       Unearned     Earnings
                                                 Capital   Compensation    (Deficit)         Total
                                              ----------   ------------  -----------    ----------
PARTNERS' AND OWNERS' DEFICIT,
DECEMBER 31, 1993                             $        -   $        -   $    (4,684)    $  (4,684)
Capital contributions (prior to IPO)                   -            -            73            73
Capital distributions (prior to IPO)                   -            -        (2,257)       (2,257)
Net proceeds of IPO, private placement and
 shares issued in exchange for interests
 in entities included in the Predecessor          88,433            -            (3)        88,482
Shares issued to Employee Stock Option Plan
 at the IPO date                                     445         (445)            -              -
Restricted shares issued to directors                211         (211)            -              -
Acquisition of interests in non-controlled
 entities included in the Predecessor
 or where cash consideration was involved         24,737            -        12,100         36,837
Adjustment for minority interest of unitholders
 in Operating Partnership at the IPO date        (36,463)           -        (1,797)       (38,260)
Net proceeds of secondary offering                78,958            -             -         78,992
Adjustment for minority interest of unitholders
 in Operating Partnership at date of
 secondary offering                               (5,886)           -             -        (5,886)
Amortization of unearned compensation                  -          114             -           114
Dividends on common stock ($1.21 per share)            -            -        (7,970)       (7,970)
Net income                                             -            -         6,944         6,944
                                              ----------    ---------   -----------  ------------
SHAREHOLDERS' EQUITY DECEMBER 31, 1994        $  150,435    $    (542)  $     2,406  $    152,385

Issuance of common shares                            106           37             -           143
Exercise of stock options                            203            -             -           203
Shares issued in exchange for units                  200            -             -           200
Shares issued in AFR Merger                       57,726            -             -        57,749
Amortization of unearned compensation                  -          124             -           124
Dividends on common stock ($2.00 per share)            -            -       (18,336)      (18,336)
Net income                                             -            -         9,810         9,810
                                              ----------    ---------   -----------  ------------
SHAREHOLDERS' EQUITY DECEMBER 31, 1995        $  208,670    $    (381)  $    (6,120) $    202,278

Issuance of common shares                            277            -             -           277
Issuance of preferred shares                      47,748            -             -        47,768
Exercise of stock options                             (2)           -             -            (2)
Shares issued in exchange for units                   (4)           -             -            (4)
Amortization of unearned compensation                  -          121             -           121
Dividends on common stock ($2.04 per share)            -            -       (22,324)      (22,324)
Dividends on preferred stock ($0.495 per share)        -            -          (990)         (990)
Net income                                             -            -        14,260        14,260
                                              ----------    ---------   -----------  ------------
SHAREHOLDERS' EQUITY DECEMBER 31, 1996        $  256,689    $    (260)  $   (15,174) $    241,384
                                              ==========    =========   ===========  ============


See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Cash  Flow
Years ended December 31, 1996, 1995 and 1994
(Dollars in thousands)

                                                              1996         1995         1994
                                                              ----         ----         ----
  Cash flows from operating activities:
  ------------------------------------
  Net income                                              $ 14,260     $  9,810     $  6,944
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                             22,243       17,291        9,213
  Minority interest in operating partnership income          3,213        2,497        2,319
  Extraordinary item                                             -            -         (485)
  Gain on disposition of properties                         (2,185)           -            -
  Changes in assets and liabilities, net
    of effect from business combination:
      Restricted cash                                       (1,420)       6,333       (2,575)
      Other assets                                             (95)      (1,154)        (670)
      Accounts payable                                           6          (77)         630
      Accrued expenses and other liabilities                 2,036         (358)       4,793
      Security deposits                                        (40)         (53)       1,421
                                                          --------     --------     --------
  Net cash provided by operating activities                 38,018       34,289       21,590

  Cash flows from investing activities:
  ------------------------------------
  Purchases of real estate assets                          (66,258)     (15,561)    (217,310)
  Proceeds from dispositions of real estate assets          17,096            -            -
  Improvements to properties                               (18,437)     (19,233)      (6,557)
  Construction of units in progress                         (2,837)      (5,692)      (3,879)
  Net cash acquired from business combination                    -        1,319            -
                                                          --------     --------     --------
  Net cash used in investing activities                    (70,436)     (39,167)    (227,746)

  Cash flows from financing activities:
  ------------------------------------
  Proceeds from notes payable                               17,049       19,256      129,034
  Net increase in credit line                               12,358       18,047            -
  Principal payments on notes payable                      (14,427)     (10,928)     (65,975)
  Deferred financing costs                                  (1,256)        (484)      (2,459)
  Proceeds from issuances of preferred shares               47,768            -            -
  Proceeds from issuances of common shares                     271         346       167,474
  Redemption of unitholder interests                           (36)        (43)       (6,844)
  Capital contributions (Predecessor)                            -           -            73
  Capital distributions (Predecessor)                            -           -        (2,257)
  Distributions to unitholders                              (4,988)      (4,914)      (2,977)
  Dividends paid on common shares                          (22,324)     (18,336)      (7,970)
  Dvidends paid on preferred shares                           (990)           -            -
                                                         ---------     --------     --------
  Net cash provided by financing activities                 33,425        2,944      208,099
                                                         ---------     --------     --------
  Net increase (decrease) in cash and cash equivalents       1,007       (1,934)       1,943
  Cash and cash equivalents, beginning of period             3,046        4,980        3,037
                                                         ---------     --------     --------
  Cash and cash equivalents, end of period                $  4,053     $  3,046     $  4,980
                                                         =========     ========     ========

  Supplemental disclosure of cash flow information:
  ------------------------------------------------
     Interest paid                                        $ 25,262   $   22,362  $     9,968
  Supplemental disclosure of noncash investing activities:
  -------------------------------------------------------
     Increase in basis of properties acquired in
       connection with the formation transaction                 -            -  $    41,147
     Assumption (transfer) of debt related to
       property acquisitions (dispositions)               $ (7,680)           -  $    62,886
     Conversion of units for common shares                       -   $      200            -



  See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 1996, 1995 and 1994

1. Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee based self-administered and self-managed real estate investment trust which at December 31, 1996 owns and operates 73 apartments with 19,280 units in 12 states. The Company completed an initial public offering (the "IPO") and private placement of shares on February 4, 1994. Net proceeds were used to acquire a general partnership interest in Mid-America Apartments, L.P. ( the "Operating Partnership") which was formed to succeed substantially all of the interests in MAC Properties Group, (predecessor to the Company, "Predecessor"). The Company's business is conducted principally through the Operating Partnership. The Company completed a second public offering on August 26, 1994 and completed a merger with America First REIT, Inc. and America First REIT Advisory Company on June 30, 1995.

Basis of Presentation

The accompanying 1996 and 1995 financial statements include the accounts of the Company, the Operating Partnership, and other subsidiaries.
The 1994 financial statements include the accounts of the Company and Operating Partnership from February 4, 1994 (the "IPO date") through December 31, 1994 and the accounts of the Predecessor for the period January 1, 1994 through the IPO date. All significant intercompany accounts and transactions have been eliminated in consolidation.

As part of the formation transaction, purchase accounting was applied to the acquisition of all non-controlled interests and interests in which cash consideration was paid. This resulted in an increase of $41,147,000 in the historical cost basis of the related real estate assets. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that used in pooling of interests accounting.

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to the unitholders' ownership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The consolidated financial statements of the Company for the periods ending after the IPO have been adjusted for the minority interest in the Operating Partnership based on the weighted average shares of the Company plus partnership units outstanding during the period.

At the IPO date, the Company's Board established economic rights in respect of each unit of limited partnership interest in the Operating Partnership that were equivalent to the economic rights in respect of each share of common stock. Each unit is redeemable at the option of the holder thereof in exchange for one share of common stock. The Operating Partnership has followed the policy of paying the same per unit distribution in respect of the units as the per share distribution in respect of the common stock. The Operating Partnership agreement has been amended to allocate additional net income to the holders of units that would otherwise be the net income of the Company or another entity. Net income before minority interest of the Company for 1996 was allocated approximately 18% to holders of units and 82% to the Company.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
Revenue Recognition

The Company leases residential apartments under operating leases with terms of one year or less. Rental and other revenues are recorded when earned.

Cash and Cash Equivalents

The Company considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

Real Estate Assets and Depreciation

Real estate assets are carried at the lower of depreciated cost or net realizable value. Interest, property taxes, and other development costs incurred during construction is capitalized until completion. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost of interior painting, vinyl flooring, and blinds are expensed as incurred.

In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring, and blinds. These costs are capitalized.

Following a review of its capital expenditure and depreciation policy, effective January 1, 1996, the Company implemented a new policy of which the primary changes are as follows:

(a)  Increase minimum dollar amounts to capitalize from $500 to $1,000;
(b) For stabilized properties (generally, properties owned and operated by the Company for at least one year), capitalize replacement purchases for major appliances and carpeting of an entire apartment unit which was previously expensed; and
(c) Reduce depreciation life for certain assets from 20 years to 10 to 15 years.

The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment REITs and provides a better matching of expenses with the estimated benefit period. The Company's 1995 and 1994 financial statements were not restated for the effect of the change in accounting policy. The policy has been implemented prospectively effective January 1, 1996.

Depreciation is computed on a straight line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

The Company periodically evaluates its real estate assets for impairment based upon undiscounted cash flows and measures impairment based on fair value. This determination is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1996 the Company does not hold any assets which meet the impairment criteria.

Deferred Costs and Intangibles

Organization costs are amortized using the straight line method over 60 months. Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method. Unamortized cost in excess of fair value of net assets acquired is amortized using the straight line method over 30 years.

Partners' capital contributions, distributions and profit and loss with respect to entities included in the Predecessor

Prior to the IPO, partners' capital contributions, distributions and profit and loss were allocated in accordance with the terms of individual partnership agreements, which generally prescribed allocation in proportion to respective ownership interests. Certain agreements also provided for a preference return to limited partners.

Per Share Data

Primary earnings per share is computed based upon 10,986,316 and 9,818,804 weighted average shares outstanding for the years ending December 31, 1996 and 1995, respectively. For the period February 4, 1994 through December 31, 1994, primary earnings per share is computed based upon net income for that period and 6,534,327 weighted average shares outstanding.

At December 31, 1996 10,949,216 common shares and 2,444,352 units were outstanding, a total of 13,393,568. Additionally, the Company has outstanding options for 338,650 shares of common stock which increased weighted average shares outstanding during the years ended December 31, 1996 and 1995 by 43,792 and 40,987 shares, respectively and the period February 4, 1994 through December 31, 1994 by 42,956 shares.

Reclassification

Certain prior year amounts have been reclassified to conform with 1996 presentation. The reclasses had no effect on shareholders' equity or net income.

2.   Business Combination

On June 29, 1995, the Company completed the acquisition of America First REIT, Inc. and America First REIT Advisory Company ("AFR") accounted for using the purchase method of accounting. The Company exchanged 2,331,000 shares of its common stock, valued at $57,749,000, for all of the capital stock of AFR. The operating results of AFR are included in the accompanying statement of operations commencing July 1, 1995.

The fair value of assets acquired and liabilities assumed were as follows:


Fair value of assets acquired, primarily real estate asset    $ 109,999,000
Liabilities assumed                                              52,250,000
                                                              -------------
                            Net assets acquired               $  57,749,000
                                                              =============

3. Notes Payable and Credit Line

The Company has an unsecured bank line of credit (the "Credit Line") which may be drawn to $90 million depending upon the borrowing base made available by the Company. As of December 31, 1996, $30,405,000 was outstanding under this line. This two year line of credit expires in October 1998. Including the Credit Line, the Company has approximately $315.2 million and $307.9 million outstanding at December 31, 1996 and 1995 under notes payable. These notes (excluding the Credit Line) are secured by real estate assets and certain restricted cash accounts. As of December 31, 1996, the Company estimated that the weighted average interest rate on balances then outstanding was 7.9%, with an average maturity of 10 years. At December 31, 1996, 85% of outstanding debt was at a fixed interest rate, and 15% was at variable rates.

A portion of the proceeds of the IPO was used to repay certain debt attributable to the Predecessor, resulting in an extraordinary gain of $485,000, net of minority interest.

The notes payable and Credit Line at December 31, 1996 and 1995 are summarized as follows (dollars in millions):


                                    At December 31, 1996
                          ------------------------------------------
                              Actual         Average
                          Interest Rates   Interest Rate    Maturity       1996      1995
                         ----------------  -------------   -----------   -------   -------
Fixed Rate:
 Taxable                 6.50 - 10.00%        8.51%       1997 - 2035   $ 212.7   $ 225.9
 Tax-exempt               5.75 - 8.75%        6.55%       2009 - 2021      55.3      46.9
                                                                        -------   -------
                                                                        $ 268.0   $ 272.8

Variable Rate:
 Taxable Credit Line     LIBOR + 1.75%        7.50%          1998       $  30.4   $  18.0
 Tax-exempt               5.27 - 6.60%        5.79%       2005 - 2025      16.8      17.1
                                                                        -------   -------
                                                                        $  47.2   $  35.1
                                                                        -------   -------
                                                                        $ 315.2   $ 307.9
                                                                        =======   =======


Scheduled principal repayments on the notes payable and Credit Line at December 31, 1996 are as follows (dollars in thousands):


        Year      Amortization       Balloon Payments      Total
        ----      ------------       ----------------    ---------
        1997       $  2,498             $  16,314        $  18,812
        1998          2,727                48,966           51,693
        1999          2,913                40,545           43,458
        2000          2,799                     -            2,799
        2001          2,839                54,269           57,108
        Thereafter   73,082                68,287          141,369
                   --------             ---------        ---------
                   $ 86,858             $ 228,381        $ 315,239
                   ========             =========        =========


The   Company's  notes  payable  include  various  restrictive  financial
covenants.   The  Company was in compliance with these  covenants  as  of
December 31, 1996.

4.  Preferred Stock Offering

In October 1996, the Company offered and sold to the public 2,000,000 shares of Series A Preferred Stock at a price of $25.00 per share (the "Preferred Stock Offering"). The net proceeds of the Preferred Stock Offering totaled approximately $47.9 million. Preferential dividends are payable on the Series A Preferred Stock in the fixed annual amount of $2.375 per share, payable monthly.

5.  Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, rental receivable, accounts payable and accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value.

Fixed rate notes payable at December 31, 1996 and 1995 total $268.0 million and $272.8 million, respectively, and have an estimated fair value of $273.6 million and $281.6 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1996 and 1995. These notes were subject to prepayment penalties which would be required to retire these notes prior to maturity. The carrying value of variable rate notes payable at December 31, 1996 and 1995 total $47.2 million and $35.1, respectively, and reasonably approximates their fair value. Included in these variable rate notes are certain Multifamily Housing Renewal bonds with rates which are less than the prime lending rates at December 31, 1996 and 1995. Approximately $16.8 million in 1996 and $17.1 in 1995 of these mortgages are non-taxable and have lower rates than would be expected for taxable notes with similar terms.

The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.  Commitments and Contingencies

Neither the Company nor the Predecessor is presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Predecessor, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

The Company incurred lease expense relating to a five year aircraft lease agreement for the years ended December 31, 1996, 1995, and 1994 of $185,400, $185,400, and $61,800, respectively. During the first quarter of 1997, the Company began a new five year lease agreement whose scheduled annual lease payments are $194,400.

7.   Income Taxes

No provision for federal income taxes has been made in the accompanying consolidated financial statements. The Company has made an election to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Code. As a REIT, the Company generally is not subject to Federal income tax to the extent it distributes 95% of its REIT taxable income to its shareholders and meets certain other tests relating to the number of shareholders, types of assets and allocable income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to the Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

8.  Employee Benefit Plans

401 (k) Savings Plan

The  Company has adopted the Mid-America Apartment Communities, Inc.  401
(k) Savings Plan, a defined contribution plan that satisfies the requirements of Section 401 (a) and 401 (k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. The Company's contribution to this plan was $118,700 and $81,600 in 1996 and 1995, respectively, with no contribution in 1994.

Non-qualified Deferred Compensation Plan

The  Company has adopted a non-qualified deferred compensation  plan  for key employees who are not qualified for participation in the Company's 401 (k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees' investment earnings under the non-qualified plan should be the same as the earning assets in the Company's 401 (k) Savings Plan. The Company's match to this plan in 1996 and 1995 was $23,600 and $8,600, respectively, with no employer match in 1994.

Employee Stock Purchase Plan

The Company has adopted the Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the "ESPP") which provides a means for employees to purchase common stock of the Company. The board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 1996 and 1995, the ESPP purchased 3,176 and 2,710 shares, respectively, with no purchases made in 1994.

Employee Stock Ownership Plan

The Company has adopted the Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the "ESOP") which is a non-contributory stock bonus plan that satisfies the requirements of Section 401 (a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of Common Stock to the ESOP upon conclusion of the IPO. During 1996 and 1995, the Company contributed $276,000 and $186,000, respectively, to the ESOP which purchased an additional 8,208 and 5,148 shares, respectively, with no contributions made in 1994.

Stock Option Plan

The Company has adopted the 1994 Restricted Stock and Stock Option Plan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees. The Plan provides for the grant of options to purchase a specified number of shares of common stock ("Options") or grants of restricted shares of common stock
("Restricted Stock"). The Plan authorizes Options to buy a total of 500,000 shares of common stock. The Compensation Committee of the Board of Directors is responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and terms and conditions of Restricted Stock. During the first quarter of 1997, the Company amended the Plan to increase the shares authorized an increase from 500,000 to 1,000,000.

A summary of changes in Options for the three years ended December 31, 1996 follows:



                                                  Weighted Average
                                       Options     Exercise Price
                                       -------    ----------------
   Granted                              259,000       $ 20.34
   Forfeited                            (24,000)        19.75
                                        -------
   Outstanding at December 31, 1994     235,000         20.40

   Granted                               33,000         25.07
   Exercised                            (12,150)        19.75
   Forfeited                             (8,300)        19.75
                                        -------
   Outstanding at December 31, 1995     247,550         21.00

   Granted                               99,000         26.50
   Exercised                             (1,900)        19.75
   Forfeited                             (6,000)        19.75
                                        -------
   Outstanding at December 31, 1996     338,650         22.53
                                        =======

   Options exercisable:
       December 31, 1994                      -       $     -
       December 31, 1995                 34,850         20.63
       December 31, 1996                 84,050         20.82


Exercise prices for options outstanding as of December 31, 1996 ranged from $19.75 to $26.50. The weighted average remaining contractual life of those options is 7.8 years.

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25. The pro forma effect in 1996 to net income per common share was not considered material.

9.  Subsequent Events  (Unaudited)

Declaration of Dividend

The Company declared a fourth quarter common stock dividend of $.535 per share to be paid January 31, 1997 to holders of record on January 24, 1997.

Completed Acquisitions

Since December 31, 1996, the Company has acquired the following apartment communities (the "Completed Acquisitions") containing an aggregate of 874 apartment units (dollars in millions):


                                         NUMBER    ACQUISITION    CONTRACT
PROPERTY            MARKET             OF UNITS        DATE         PRICE
----------------    ---------------    --------    -----------    --------
Howell Commons      Greenville, SC          348      1/16/97       $ 13.0
Balcones Woods      Austin, TX              384      3/18/97         15.8
Westside Creek I    Little Rock, AR         142      3/28/97          6.1
                                            ---                    ------
  Total                                     874                    $ 34.9
                                            ===                    ======


The financial statements of the completed acquisitions are not included in the audited consolidated financial statements included herein.

Dividend Reinvestment and Stock Purchase Plan

In January 1997, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") pursuant to which the Company's shareholders will be permitted to acquire shares of Common Stock through the reinvestment of distributions on Common Stock and Series A Preferred Stock and through optional cash payments. The Company has 750,000 shares of Common Stock available to the DRSPP. It is expected that shareholders of the Company may begin participating in the DRSPP commencing with the Company's July 1997 dividends.

Common Stock Offering (the "Offering")

In March 1997, the Company issued 2,300,000 of common stock. The net cash proceeds to the Company were approximately $62.4 million after payment of all underwriting discounts and expenses of the offering. The Company contributed the net proceeds of the offering to the Operating
Partnership in exchange for additional interests in the Operating Partnership. The Operating Partnership will use substantially all of the net proceeds to repay outstanding borrowings under the Credit Line and any excess will be used for general corporate purposes, including acquisitions. Amounts repaid under the Credit Line may be re-borrowed (subject to the terms and limits of the Credit Line) to finance acquisitions of additional apartment communities and for other corporate purposes.

10.  Pro forma Condensed Combined Statements of Operations  (Unaudited)

This unaudited Pro Forma Condensed Combined Statements of Operations are presented as if the following transactions had been consummated on January 1, 1996 and 1995 (i) acquisition of 15 apartment communities in 1995, including the 12 acquired thtough the merger with AFR, (ii) acquisition of six apartment communities in 1996, (iii) dispositions of three apartment communities in 1996, (iv) acquisitions of three apartment communities in 1997, (v) definitive agreements for two 1997 acquisitions,
(vi) the October issuance of the Series A Preferred Stock, and (vii) the March 1997 issuance of 2,300,000 shares of Common Stock.

The unaudited Pro Forma Condensed Combined Statements of Operations for the years ending December 31, 1996 and 1995 have been prepared as if the Company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the years ended December 31, 1996 and 1995. In the opinion of the Company's management, all adjustments necessary to reflect the effects of these transaction have been made.

This unaudited Pro Forma Condensed Combined Statements of Operations is presented for comparative purposes only and is not necessarily indicative of what the actual result of operations of the Company would have been for the periods presented had the transactions described above been consummated on January 1, 1996 and 1995, nor does it purport to represent the results for future periods. This unaudited Pro Forma Condensed Combined Statements of Operations should be read in conjunction with, and is qualified in its entirety by, the respective historical consolidated financial statements and notes thereto of the Company and of AFR.

Mid - America  Apartment  Communities,  Inc.
Pro Forma Condensed Combined Statements of Operations for the years ended December 31, 1996 and 1995

(In thousands except per share data)
(Unaudited)


                                                1996                    1995
                                       ----------------------  ----------------------
                                       Historical   Pro Forma  Historical   Pro Forma
                                       ----------   ---------  ----------   ---------
Revenues:
  Rental                                $ 110,090   $ 123,516    $ 93,509   $ 119,394
  Interest and other                        1,792       2,176       1,454       2,175
                                        ---------   ---------    --------   ---------
      Total revenues                      111,882     125,692      94,963     121,569

Expenses:
  Personnel                                11,702      12,946       9,798      12,341
  Building repairs/maintenance, utilities,
    landscaping, and other operating       19,226      21,232      17,958      22,496
  Real estate taxes and insurance          11,642      13,082      10,198      13,053
  Depreciation and amortization
    - real estate assets                   21,288      23,820      16,470      21,814
  Depreciation and amortization
    - non-real estate assets                  155         177         104         132
  General and administrative                6,154       6,568       4,851       5,785
  Interest                                 25,766      24,535      22,684      24,302
  Amortization of deferred financing costs    661         679         593         596
                                          -------     -------     -------     -------
      Total expenses                       96,594     103,039      82,656     100,519
                                          -------     -------     -------     -------
Income before gain on dispositions
   of properties                           15,288      22,653      12,307      21,050

Gain on disposition of properties           2,185           -           -           -
                                           ------      ------      ------     -------
Income before minority interest in
  operating partnership income             17,473      22,653      12,307      21,050

Minority interest in operating
   partnership income                       3,213       3,532       2,497       3,282
                                           ------      ------      ------      ------
Net income                                 14,260      19,121       9,810      17,768
Dividends on preferred shares                 990       4,750           -       4,750
                                           ------      ------      ------      ------
Net income available for common
  shareholders                           $ 13,270    $ 14,371     $ 9,810    $ 13,018
                                         ========    ========     =======    ========

Net income available per common
   shareholders                                 -    $   1.08           -    $   0.98


11.  Selected Quarterly Financial Information (Unaudited)



Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)

(Dollars in thousands except per share data)


                                                          Year Ended December 31, 1996
                                                   ------------------------------------------
                                                      First      Second      Third     Fourth
                                                   --------    --------   --------   --------
Total revenues                                     $ 27,151    $ 27,361   $ 28,362   $ 29,008
Income before minority interest in operating
    partnership income and extraordinary item      $  3,638    $  5,595   $  3,492   $  4,748
Minority interest in operating partnership income  $    670    $  1,027   $    644   $    872
Net income available for common shares             $  2,968    $  4,568   $  2,848   $  2,886



Per share:
    Funds from operations *                        $   0.65    $   0.66   $  0.66    $   0.69
    Net income available for common shares         $   0.27    $   0.41   $  0.26    $   0.26
    Dividend declared                              $   0.51    $   0.51   $  0.51    $  0.535



                                                          Year Ended December 31, 1995
                                                   ------------------------------------------
                                                      First      Second      Third     Fourth
                                                   --------    --------   --------   --------
Total revenues                                     $ 20,316    $ 21,155   $ 26,483   $ 27,009
Income before minority interest in operating
    partnership income and extraordinary item      $  2,323    $  2,849   $  3,338   $  3,797
Minority interest in operating partnership income  $    525    $    650   $    616   $    706
Net income available for common shares             $  1,798    $  2,199   $  2,722   $  3,091


Per share:
    Funds from operations *                        $   0.53    $   0.57   $   0.59   $   0.64
    Net income available for common shares         $   0.21    $   0.25   $   0.25   $   0.28
    Dividend declared                              $   0.50    $   0.50   $   0.50   $   0.51



* See the definition of Funds from operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations". 1995 funds from operations restated to reflect 1996 NAREIT definition.

Independent Auditors' Report


 The Board of Directors and Shareholders
 Mid-America Apartment Communities, Inc.:


 Under date of February 14, 1997, we reported on the consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the annual report to shareholders. Our report refers to the Company's change in its accounting method to capitalize replacement purchases for major appliances and carpet in 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

 In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents, fairly in all material respects, the information set forth therein.



                             KPMG Peat Marwick LLP



 Memphis, Tennessee
 February 14, 1997

Mid-America  Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1996
(Dollars in thousands)



                                                                             Initial Cost
                                                                          ------------------
                                                                                    Building
                                                                                         and
Property Name                 Location                      Encumbrances    Land    fixtures
-------------                 -------------                 ------------  ------    --------
The Advantages                Jackson, MS                         - (1)   $  422      $3,727
McKellar Woods                Memphis, TN                         8,501      737      13,200
Pine Trails                   Clinton, MS                         1,396      178       2,728
Reflection Pointe             Jackson, MS                         6,073      710       8,770
Riverhills                    Grenada, MS                           880      153       2,092
Woodridge                     Jackson, MS                         4,840      471       5,522
Greenbrook                    Memphis, TN                        15,743    2,100      24,468
Hamilton Pointe               Chattanooga, TN                     - (1)      686       6,281
Hidden Creek                  Chattanooga, TN                     - (1)      895       8,098
Steeplechase                  Hixson, TN                           -(2)      217       1,957
Cedar Mill (7)                Memphis, TN                         2,529      475       6,546
Clearbrook Village            Memphis, TN                         1,226      260       3,658
Crossings                     Memphis, TN                         - (1)      554       2,216
Eastview                      Memphis, TN                         3,708      700       9,646
Gleneagles                    Memphis, TN                         - (1)      443       3,983
The Park Estate               Memphis, TN                         1,497      178       1,141
Winchester Square             Memphis, TN                         - (1)      350       7,279
Post House North              Jackson, TN                         3,765      381       4,299
Post House Jackson            Jackson, TN                         5,179      443       5,078
The Oaks                      Jackson, TN                         - (1)      177       1,594
The Corners                   Winston-Salem, NC                   4,406      685       6,165
Park Haywood                  Greenville, SC                       -(2)      325       2,925
Hickory Farm                  Memphis, TN                         - (1)      580       5,220
Lakeshore Landing             Jackson, MS                         - (1)      480       4,320
Woodstream                    Greensboro, NC                      5,565      953       8,599
Stonemill Village             Louisville, KY                      - (1)    1,169      10,518
Canyon Creek                  St. Louis, MO                       - (1)      880       7,923
Whispering Oaks               Little Rock, AR                     3,000      506       4,551
Pear Orchard                  Jackson, MS                         8,643    1,352      12,168
Celery Stalk                  Dallas, TX                          8,460    1,463      13,165
Lane at Towne Crossing        Mesquite, TX                        5,756    1,038       9,338
Hollybrook                    Dalton, GA                          2,520      405       3,646
Green Tree Place              Woodlands, TX                       3,180      539       4,850
Redford Park                  Conroe, TX                          3,000      509       4,580
MacArthur Ridge               Irving, TX                          7,648    1,131      10,183
Lincoln on the Green          Memphis, TN                          -(2)    1,498      13,484
Brentwood Downs               Nashville, TN                       6,678    1,193      10,739
Shenandoah Ridge              Augusta, GA                          -(2)      650       5,850
Westborough Crossing          Katy, TX                            3,958      677       6,091
Sailwinds at Lake Magdalene   Tampa, FL                          15,950    2,212      19,909
Woodbridge at the Lake        Jacksonville, FL                    3,738      645       5,804
Lakepointe                    Lexington, KY                       2,562      411       3,699
The Mansion                   Lexington, KY                       4,140      694       6,242
The Village                   Lexington, KY                       5,256      900       8,097
Cypresswood Court             Spring, TX                          3,330      577       5,190
The Lodge at Timberglen       Dallas, TX                          4,740      825       7,422
Calais Forest                 Little Rock, AR                     5,610    1,026       9,244
The Fairways                  Columbia, SC                        7,674      910       8,207
Kirby Station                 Memphis, TN                             -    1,148      10,337
Belmere                       Tampa, FL                            -(2)      851       7,667
Williamsburg Village          Jackson, TN                          -(2)      523       4,711
Fairways @ Royal Oak          Cincinnati, OH                       -(2)      814       7,335
Tanglewood                    Anderson, SC                        2,651      427       3,853
Woods at Post House           Jackson, TN                         5,339      240       6,839
Mid-America Apartment
  Communities, Inc.           Memphis, TN                             -        -         133
Somerset                      Jackson, MS                          -(2)      477       4,294
Highland Ridge                Greenville, SC                       -(3)      482       4,337
Spring Creek                  Greenville, SC                       -(3)      597       5,374
St. Augustine                 Jacksonville, FL                     -(4)    2,858       6,475
Cooper's Hawk                 Jacksonville, FL                     -(4)      854       7,500
Marsh Oaks                    Atlantic Beach, FL                   -(2)      244       2,829
Park at Hermitage             Nashville, TN                       8,385    1,524      14,800
Anatole                       Daytona Beach, FL                   7,000    1,227       5,879
The Savannahs                 Melbourne, FL                        -(4)      582       7,868
Stassney Woods                Austin, TX                          4,925    1,621       7,501
Travis Station                Austin, TX                          4,355    2,282       6,169
Runaway Bay                   Mt. Pleasant, SC                     -(3)    1,085       7,269
The Township                  Hampton, VA                        10,800    1,509       8,189
Lakeside                      Jacksonville, FL                     -(2)    1,431      12,883
Crosswinds                    Jackson, MS                          -(2)    1,535      13,826
Sutton Place                  HornLake, MS                         -(2)      894       8,053
Savannah Creek                Southaven, MS                        -(2)      778       7,013
Napa Valley                   Little Rock, AR                         -      960       8,642
Tiffany Oaks                  Altamonte Springs, FL                   -    1,024       9,219
Lincoln on the Green -        Memphis, TN
    Phase II                                                          -        -           -
                                                               --------  -------    --------
 Total                                                         $214,606  $60,730    $529,407
                                                               ========  =======    ========


Mid-America  Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1996
(Dollars in thousands)



                                             Cost capitalized            Gross amount
                                               subsequent to               carried at
                                                acquisition           December 31, 1996 (5)
                                             ----------------       ----------------------------
                                                    Building                Building
                                                         and                     and
Property Name                 Location        Land  fixtures        Land    fixtures       Total
--------------------          --------------- ----  --------        ----    --------     -------
The Advantages                Jackson, MS        -      $581        $422      $4,308      $4,730
McKellar Woods                Memphis, TN        -       582         737      13,782      14,519
Pine Trails                   Clinton, MS        -       310         178       3,038       3,216
Reflection Pointe             Jackson, MS     $140     1,771         850      10,541      11,391
Riverhills                    Grenada, MS        -       107         153       2,199       2,352
Woodridge                     Jackson, MS        -       162         471       5,684       6,155
Greenbrook                    Memphis, TN       25     1,905       2,125      26,373      28,498
Hamilton Pointe               Chattanooga, TN    -       574         686       6,855       7,541
Hidden Creek                  Chattanooga, TN    -       843         895       8,941       9,836
Steeplechase                  Hixson, TN         -     1,024         217       2,981       3,198
Cedar Mill (7)                Memphis, TN        -       895         475       7,441       7,916
Clearbrook Village            Memphis, TN        -       191         260       3,849       4,109
Crossings                     Memphis, TN        -       350         554       2,566       3,120
Eastview                      Memphis, TN        -       652         700      10,298      10,998
Gleneagles                    Memphis, TN        -     1,079         443       5,062       5,505
The Park Estate               Memphis, TN        -       613         178       1,754       1,932
Winchester Square             Memphis, TN        -       408         350       7,687       8,037
Post House North              Jackson, TN        -       446         381       4,745       5,126
Post House Jackson            Jackson, TN        -       292         443       5,370       5,813
The Oaks                      Jackson, TN        -       441         177       2,035       2,212
The Corners                   Winston-Salem,NC   -       254         685       6,419       7,104
Park Haywood                  Greenville, SC    35     2,088         360       5,013       5,373
Hickory Farm                  Memphis, TN        -       257         580       5,477       6,057
Lakeshore Landing             Jackson, MS        -       285         480       4,605       5,085
Woodstream                    Greensboro, NC     -       393         953       8,992       9,945
Stonemill Village             Louisville, KY     -       756       1,169      11,274      12,443
Canyon Creek                  St. Louis, MO    220     1,086       1,100       9,009      10,109
Whispering Oaks               Little Rock, AR    -     1,232         506       5,783       6,289
Pear Orchard                  Jackson, MS        -       599       1,352      12,767      14,119
Celery Stalk                  Dallas, TX         -       911       1,463      14,076      15,539
Lane at Towne Crossing        Mesquite, TX       -       725       1,038      10,063      11,101
Hollybrook                    Dalton, GA         -       533         405       4,179       4,584
Green Tree Place              Woodlands, TX      -       392         539       5,242       5,781
Redford Park                  Conroe, TX         -       519         509       5,099       5,608
MacArthur Ridge               Irving, TX         -       244       1,131      10,427      11,558
Lincoln on the Green          Memphis, TN        -       353       1,498      13,837      15,335
Brentwood Downs               Nashville, TN      -       362       1,193      11,101      12,294
Shenandoah Ridge              Augusta, GA        -     1,469         650       7,319       7,969
Westborough Crossing          Katy, TX           -       393         677       6,484       7,161
Sailwinds at Lake Magdalene   Tampa, FL          -     5,867       2,212      25,776      27,988
Woodbridge at the Lake        Jacksonville, FL   -       522         645       6,326       6,971
Lakepointe                    Lexington, KY      -       371         411       4,070       4,481
The Mansion                   Lexington, KY      -       391         694       6,633       7,327
The Village                   Lexington, KY      -       560         900       8,657       9,557
Cypresswood Court             Spring, TX         -       452         577       5,642       6,219
The Lodge at Timberglen       Dallas, TX         -     1,160         825       8,582       9,407
Calais Forest                 Little Rock, AR    -       810       1,026      10,054      11,080
The Fairways                  Columbia, SC       -       263         910       8,470       9,380
Kirby Station                 Memphis, TN        -     1,499       1,148      11,836      12,984
Belmere                       Tampa, FL          -       706         851       8,373       9,224
Williamsburg Village          Jackson, TN        -       316         523       5,027       5,550
Fairways @ Royal Oak          Cincinnati, OH     -       517         814       7,852       8,666
Tanglewood                    Anderson, SC       -       393         427       4,246       4,673
Woods at Post House           Jackson, TN        -       473         240       7,312       7,552
Mid-America Apartment
    Communities, Inc.         Memphis, TN        -     1,286           -       1,419       1,419
Somerset                      Jackson, MS        -       459         477       4,753       5,230
Highland Ridge                Greenville, SC     -        93         482       4,430       4,912
Spring Creek                  Greenville, SC     -       177         597       5,551       6,148
St. Augustine                 Jacksonville, FL   -     1,373       2,858       7,848      10,706
Cooper's Hawk                 Jacksonville, FL   -       348         854       7,848       8,702
Marsh Oaks                    Atlantic Beach, FL -       328         244       3,157       3,401
Park at Hermitage             Nashville, TN      -       637       1,524      15,437      16,961
Anatole                       Daytona Beach, FL  -       322       1,227       6,201       7,428
The Savannahs                 Melbourne, FL      -       539         582       8,407       8,989
Stassney Woods                Austin, TX         -       695       1,621       8,196       9,817
Travis Station                Austin, TX         -       501       2,282       6,670       8,952
Runaway Bay                   Mt. Pleasant, SC   -       338       1,085       7,607       8,692
The Township                  Hampton, VA        -        66       1,509       8,255       9,764
Lakeside                      Jacksonville, FL   -     1,232       1,431      14,115      15,546
Crosswinds                    Jackson, MS        -       423       1,535      14,249      15,784
Sutton Place                  HornLake, MS       -       259         894       8,312       9,206
Savannah Creek                Southaven, MS      -       163         778       7,176       7,954
Napa Valley                   Little Rock, AR    -       198         960       8,840       9,800
Tiffany Oaks                  Altamonte
                                  Springs, FL    -         -       1,024       9,219      10,243
Lincoln on the Green -        Memphis, TN
    Phase II                                     -     1,522           -       1,522       1,522
                                               ----  -------     -------    --------    --------
Total                                          $420  $51,336     $61,150    $580,743    $641,893



Mid-America  Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1996
(Dollars in thousands)

                                                                                                Life used
                                                                                                to compute
                                                                                               depreciation
                                                                                                 in latest
                                                            Accumulated             Date of       income
Property Name                 Location                      Depreciation     Net Construction  statement (6)
-----------------             ----------------              ------------ ------- ------------  -------------
The Advantages                Jackson, MS                         ($970) $ 3,760        1984    5 - 40
McKellar Woods                Memphis, TN                        (1,527)  12,992        1976    5 - 40
Pine Trails                   Clinton, MS                          (958)   2,258        1978    5 - 40
Reflection Pointe             Jackson, MS                          (898)  10,493        1986    5 - 40
Riverhills                    Grenada, MS                          (323)   2,029        1972    5 - 40
Woodridge                     Jackson, MS                          (537)   5,618        1987    5 - 40
Greenbrook                    Memphis, TN                        (2,792)  25,706        1986    5 - 40
Hamilton Pointe               Chattanooga, TN                      (825)   6,716        1989    5 - 40
Hidden Creek                  Chattanooga, TN                    (2,170)   7,666        1987    5 - 40
Steeplechase                  Hixson, TN                           (467)   2,731        1986    5 - 40
Cedar Mill (7)                Memphis, TN                          (898)   7,018   1973/1986    5 - 40
Clearbrook Village            Memphis, TN                          (411)   3,698        1974    5 - 40
Crossings                     Memphis, TN                          (547)   2,573        1974    5 - 40
Eastview                      Memphis, TN                        (1,234)   9,764        1974    5 - 40
Gleneagles                    Memphis, TN                        (1,343)   4,162        1975    5 - 40
The Park Estate               Memphis, TN                          (746)   1,186        1974    5 - 40
Winchester Square             Memphis, TN                          (832)   7,205        1973    5 - 40
Post House North              Jackson, TN                          (409)   4,717        1987    5 - 40
Post House Jackson            Jackson, TN                          (490)   5,323        1987    5 - 40
The Oaks                      Jackson, TN                          (236)   1,976        1978    5 - 40
The Corners                   Winston-Salem, NC                    (658)   6,446        1982    5 - 40
Park Haywood                  Greenville, SC                       (406)   4,967        1983    5 - 40
Hickory Farm                  Memphis, TN                          (570)   5,487        1985    5 - 40
Lakeshore Landing             Jackson, MS                          (471)   4,614        1974    5 - 40
Woodstream                    Greensboro, NC                       (870)   9,075        1983    5 - 40
Stonemill Village             Louisville, KY                     (1,110)  11,333        1985    5 - 40
Canyon Creek                  St. Louis, MO                        (849)   9,260        1987    5 - 40
Whispering Oaks               Little Rock, AR                      (548)   5,741        1978    5 - 40
Pear Orchard                  Jackson, MS                        (1,226)   12,893        1985    5 - 40
Celery Stalk                  Dallas, TX                         (1,303)   14,236        1978    5 - 40
Lane at Towne Crossing        Mesquite, TX                         (928)   10,173        1983    5 - 40
Hollybrook                    Dalton, GA                           (309)    4,275        1972    5 - 40
Green Tree Place              Woodlands, TX                        (463)    5,318        1984    5 - 40
Redford Park                  Conroe, TX                           (455)    5,153        1984    5 - 40
MacArthur Ridge               Irving, TX                           (899)  10,659        1991    5 - 40
Lincoln on the Green          Memphis, TN                        (1,180)  14,155        1988    5 - 40
Brentwood Downs               Nashville, TN                        (964)   11,330        1986    5 - 40
Shenandoah Ridge              Augusta, GA                          (607)    7,362        1982    5 - 40
Westborough Crossing          Katy, TX                             (551)    6,610        1984    5 - 40
Sailwinds at Lake Magdalene   Tampa, FL                          (2,138)   25,850        1975    5 - 40
Woodbridge at the Lake        Jacksonville, FL                     (526)    6,445        1985    5 - 40
Lakepointe                    Lexington, KY                        (331)    4,150        1986    5 - 40
The Mansion                   Lexington, KY                        (532)    6,795        1987    5 - 40
The Village                   Lexington, KY                        (713)    8,844        1989    5 - 40
Cypresswood Court             Spring, TX                           (458)    5,761        1984    5 - 40
The Lodge at Timberglen       Dallas, TX                           (700)    8,707        1984    5 - 40
Calais Forest                 Little Rock, AR                      (773)   10,307        1987    5 - 40
The Fairways                  Columbia, SC                         (641)    8,739        1992    5 - 40
Kirby Station                 Memphis, TN                          (875)   12,109        1978    5 - 40
Belmere                       Tampa, FL                            (619)    8,605        1984    5 - 40
Williamsburg Village          Jackson, TN                          (374)    5,176        1987    5 - 40
Fairways @ Royal Oak          Cincinnati, OH                       (560)    8,106        1988    5 - 40
Tanglewood                    Anderson, SC                         (300)    4,373        1980    5 - 40
Woods at Post House           Jackson, TN                          (510)    7,042        1995    5 - 40
Mid-America Apartment
    Communities, Inc.         Memphis, TN                          (520)     899         N/A      5
Somerset                      Jackson, MS                          (340)    4,890        1981    5 - 40
Highland Ridge                Greenville, SC                       (176)    4,736        1984    5 - 40
Spring Creek                  Greenville, SC                       (217)    5,931        1984    5 - 40
St. Augustine                 Jacksonville, FL                     (459)   10,247        1987    5 - 40
Cooper's Hawk                 Jacksonville, FL                     (436)    8,266        1987    5 - 40
Marsh Oaks                    Atlantic Beach, FL                   (176)    3,225        1986    5 - 40
Park at Hermitage             Nashville, TN                        (842)   16,119        1987    5 - 40
Anatole                       Daytona Beach, FL                    (346)    7,082        1986    5 - 40
The Savannahs                 Melbourne, FL                        (465)    8,524        1990    5 - 40
Stassney Woods                Austin, TX                           (453)    9,364        1985    5 - 40
Travis Station                Austin, TX                           (357)    8,595        1987    5 - 40
Runaway Bay                   Mt. Pleasant, SC                     (412)    8,280        1988    5 - 40
The Township                  Hampton, VA                          (435)    9,329        1987    5 - 40
Lakeside                      Jacksonville, FL                     (409)   15,137        1985    5 - 40
Crosswinds                    Jackson, MS                          (207)   15,577   1988/1990    5 - 40
Sutton Place                  HornLake, MS                         (122)    9,084        1991    5 - 40
Savannah Creek                Southaven, MS                        (105)    7,849        1989    5 - 40
Napa Valley                   Little Rock, AR                       (51)    9,749        1984    5 - 40
Tiffany Oaks                  Altamonte Springs, FL                   -    10,243        1985    5 - 40
Lincoln on the Green -        Memphis, TN
    Phase II                                                          -     1,522     (8)        5 - 40
                                                               --------- --------
Total                                                          ($49,558) $592,335
                                                               ========= ========

Note: This schedule excludes the 1996 dispositions of Summit Ridge, Laguna Point and Park @ 58.

(1) These 11 Properties are encumbered by a $43.4 million note payable.
(2) Subject to a negative pledge pursuant to the agreement in respect of the Credit Line, with an outstanding balance of $30,403 at December 31, 1996. The line had a variable interest rate at December 31, 1996 of 7.5%.
(3) These three properties are encumbered by a $10.3 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.
(4) These three properties are encumbered by a $16.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.
(5) The aggregate cost for Federal income tax purposes was approximately
    $639 million at December 31, 1996. The total gross amount of real estate assets for GAAP purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under generally accepted accounting principles.
(6) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.
(7) Includes adjacent 68-unit Mendenhall Townhomes.
(8) Lincoln Phase II is under construction - leasing to begin Second quarter 1997.

                                  F - 18 through 20

MID - AMERICA  APARTMENT  COMMUNITIES, INC.
Schedule III
Real Estate Investments and Accumulated Depreciation


A summary of activity for real estate investments and accumulated depreciation is as follows:



                                                 Years Ended December 31,
                                               ----------------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                  (Dollars in thousands)
Real estate investments:
Balance at beginning of year              $ 578,788   $ 434,460   $ 125,269
Acquisitions                                 66,258      15,561     280,196
Improvements                                 20,634      25,590      10,436
Assets acquired from business combination         -     103,177           -
Increase in basis as a result of
  applying purchase method accounting             -           -      41,147
Disposition of real estate assets           (23,787)          -           -
Write-off of fully depreciated assets             -           -     (22,588)
                                          ---------   ---------   ---------
Balance at end of year                    $ 641,893   $ 578,788   $ 434,460
                                          =========   =========   =========

Accumulated depreciation:
Balance at beginning of year               $ 29,504    $ 13,386    $ 27,240
Depreciation                                 21,249      16,118       8,734
Write-off of fully depreciated assets             -           -     (22,588)
Disposition of real estate assets            (1,195)          -           -
                                           --------    --------    --------
Balance at end of year                     $ 49,558    $ 29,504    $ 13,386
                                           ========    ========    ========
