Form 10-Q
period 1997-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1997-05-15
CIK 912595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                                FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from ________ to _______

                     Commission File Number: 1-12762


                 MID- AMERICA APARTMENT COMMUNITIES, INC.
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

                                                       [X] Yes   [  ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of Shares Outstanding
                Class                            at April 30, 1997
   ----------------------------            ----------------------------
   Common Stock, $.01 par value                      13,382,812

                             TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 and
           December 31, 1996

         Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements

         Pro Forma Condensed Consolidated Statements of Operations of
           Mid-America Apartment Communities, Inc. for the three months ended March 31, 1997 and 1996


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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                     PART I.  Financial Information
                               ITEM 1.

Mid-America  Apartment  Communities, Inc.
Consolidated  Balance  Sheets
March 31, 1997 (Unaudited) and December 31, 1996

(Dollars in thousands)



                                                        1997      1996
                                                      --------  --------
Assets:

Real estate assets:
  Land                                                $ 65,706  $ 61,150
  Buildings and improvements                           607,827   563,584
  Furniture, fixtures and equipment                     13,424    12,511
  Construction in progress                               6,766     4,648
                                                      --------  --------
                                                       693,723   641,893
  Less accumulated depreciation                        (55,447)  (49,558)
                                                      --------  --------
    Real estate assets, net                            638,276   592,335

Cash and cash equivalents                                3,194     4,053
Restricted cash                                          4,620     5,538
Deferred financing costs, net                            2,848     2,984
Other assets                                             7,390     6,289
                                                      --------  --------
   Total assets                                       $656,328  $611,199
                                                      ========  ========

Liabilities and Shareholders' equity:

Liabilities:
  Notes payable                                       $304,180  $315,239
  Accounts payable                                         860       744
  Accrued expenses and other liabilities                 9,235    12,182
  Security deposits                                      2,502     2,412
                                                      --------  --------
   Total liabilities                                   316,777   330,577

Minority interest                                       42,623    39,238

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, 2,000,000 shares at 9.5% Series A
    Cumulative Preferred Stock Liquidation Preference
    $25 per share, issued and outstanding                   20        20
  Common stock, $.01 par value (authorized 20,000,000
    shares; issued and outstanding 13,306,362 and
    10,949,216 shares at March 31, 1997 and
    December 31, 1996                                      133       109
  Additional paid-in capital                           315,363   256,689
  Unearned compensation                                   (230)     (260)
  Accumulated deficit                                  (18,358)  (15,174)
                                                      --------  --------
    Total shareholders' equity                         296,928   241,384
                                                      --------  --------
   Total liabilities and shareholders' equity         $656,328  $611,199
                                                      ========  ========

[FN]
       See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities, Inc.
Consolidated  Statements  of  Operations
Three months ended March 31, 1997 and 1996

(Dollars  in  thousands  except  per share  data)
(Unaudited)


                                                     Three months ended March 31,
                                                     ----------------------------
                                                                   1997      1996
                                                               --------  --------
Revenues:
  Rental                                                       $ 29,356  $ 26,837
  Other                                                             483       314
                                                               --------  --------
  Total revenues                                                 29,839    27,151

Expenses:
  Personnel                                                       3,109     2,770
  Building repairs and maintenance                                1,270     1,123
  Real estate taxes and insurance                                 3,144     2,986
  Utilities                                                       1,476     1,667
  Landscaping                                                       823       644
  Other operating                                                 1,252     1,088
  Depreciation and amortization real estate assets                5,895     5,084
  Depreciation and amortization non-real estate assets               42        35
  General and administrative                                      1,416     1,706
  Interest                                                        6,510     6,236
  Amortization of deferred financing costs                          198       174
                                                               --------  --------
  Total expenses                                                 25,135    23,513
                                                               --------  --------
Income before minority interest in operating partnership income   4,704     3,638

Minority interest in operating partnership income                   842       670
                                                               --------  --------
Net income                                                        3,862     2,968
Dividends on preferred shares                                     1,187         -
                                                               --------  --------
Net income available for common shareholders                   $  2,675  $  2,968
                                                               ========  ========

Net income available per common share                          $   0.23  $   0.27
                                                               ========  ========

[FN]
                 See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities, Inc.
Consolidated  Statements  of  Cash  Flow
Three months ended March 31, 1997 and 1996
(Dollars in thousands)
(Unaudited)

                                                                    1997      1996
                                                                --------  --------
Cash flows from operating activities:
  Net income                                                    $  3,862 $    2,968
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                6,180      5,323
      Minority interest in operating partnership income              842        670
      Changes in assets and liabilities:
          Restricted cash                                            918    (2,214)
          Other assets                                            (1,125)     (387)
          Accounts payable                                           116      (257)
          Accrued expenses and other liabilities                  (2,947)   (1,528)
          Security deposits                                           90        (9)
                                                                --------  --------
      Net cash provided by operating activities                    7,936     4,566

Cash flows from investing activities:
      Purchases of real estate assets                            (31,706)  (14,309)
      Improvements to properties                                  (3,770)   (3,860)
      Construction of units in progress                           (2,496)     (601)
                                                                --------  --------
      Net cash used in investing activities                      (37,972)  (18,770)

Cash flows from financing activities:
      Proceeds from notes payable                                      -    16,733
      Net increase (decrease) in credit line                     (24,348)    4,720
      Principal payments on notes payable                           (569)     (631)
      Deferred financing costs                                      (101)     (863)
      Proceeds from issuances of common shares                    62,556        80
      Redemption of unitholder interests                              (8)      (37)
      Distributions to unitholders                                (1,308)   (1,248)
      Dividends paid on common shares                             (5,858)   (5,578)
      Dvidends paid on preferred shares                           (1,187)        -
                                                                --------  --------
      Net cash provided by financing activities                   29,177    13,176
                                                                --------  --------
      Net decrease in cash and cash equivalent                      (859)   (1,028)
                                                                --------  --------
Cash and cash equivalents, beginning of period                     4,053     3,046
                                                                --------  --------
Cash and cash equivalents, end of period                        $  3,194  $  2,018
                                                                ========  ========


Supplemental disclosure of cash flow information:
   Interest paid                                                $  6,745  $  5,956
                                                                ========  ========
Supplemental disclosure of noncash investing and financing activities:
   Assumption of debt related to property acquisitions          $ 13,858         -
   Conversion of units for common shares                        $    870         -

[FN]
                 See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share is computed based upon 11,420,554 weighted average common shares outstanding during the period from January 1, 1997 through March 31, 1997, and 10,944,269 for the period January 1, 1996 through March 31, 1996. Fully diluted earnings per share is not presented as the dilution is not materially different as compared to primary earnings per share.

     At March 31, 1997 13,306,362 common shares and 2,389,613 operating partnership units were outstanding, a total of 15,695,975. Additionally, MAAC has outstanding options of 519,800 shares of common stock which increased weighted average shares outstanding during the period January 1, 1997 through March 31, 1997 by 69,979 shares and the period January 1, 1996 through March 31, 1996 by 43,652 shares.

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The objective of SFAS No. 128 is to simplify the computation and to make the U.S. standard more compatible with EPS standards of other countries and with that of the International Accounting Standards Committee. When adopted in the first quarter of 1998, the standard is not expected to have a material impact on the EPS computation of the Company.

3.   Subsequent Events

Property Acquisitions
      On April 10, 1997, the Company acquired the 450-unit Woodhollow apartment community located in Jacksonville, FL. The purchase price of $16.7 million was funded by the Company's credit line.

      On April 15, 1997, the Company acquired the 278-unit The Woods
apartment community located in Austin, TX.   The purchase price of $10
million was funded by the Company's credit line.

4.   Pro Forma Condensed Combined Statement of Operations (Unaudited)

This unaudited Pro Forma Condensed Combined Statements of Operations are presented as if the following transactions had been consummated on January 1, 1997 and 1996 (i) acquisition of six apartment communities in 1996, (ii) dispositions of three
apartment  communities  in  1996, (iii)  acquisitions   of six
apartment communities in 1997, (iv) definitive agreement for a 1997 acquisition, (v) the October issuance of the 9.5% Series A Cumulative Preferred Stock, and (vi) the March 1997 issuance of 2,300,000 shares of common stock.

The  unaudited   Pro  Forma Condensed  Combined  Statements of
Operations for the three months ending March 31, 1997 and 1996 have been prepared as if the Company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the three months ended March 31, 1997 and 1996. In the opinion of the Company's management, all adjustments necessary to reflect the effects of these transaction have been made.

This unaudited Pro Forma Condensed Combined Statements of
Operations is presented for comparative purposes only and is not necessarily indicative of what the actual result of operations of
the   Company   would  have been for the periods  presented   had
the transactions described above been consummated on January 1, 1997 and 1996, nor does it purport to represent the results for
future periods. This   unaudited Pro  Forma  Condensed  Combined
Statements of Operations should be read in conjunction with, and is qualified in its entirety by, the respective historical consolidated financial statements and notes thereto of the Company.

               Mid - America  Apartment Communities, Inc.
        Pro Forma Condensed Combined Statements of Operations for the three months ended March 31, 1997 and 1996

               (In thousands except per share data)
                           (Unaudited)


                                                                      1997                     1996
                                                             ----------------------    ----------------------
                                                             Historical   Pro Forma    Historical   Pro Forma
Revenues:
  Rental                                                      $  29,356   $  32,098     $  26,837   $  31,573
  Interest and other                                                483         559           314         469
                                                              ---------   ---------     ---------   ---------
      Total revenues                                             29,839      32,657        27,151      32,042

Expenses:
  Personnel                                                       3,109       3,349         2,770       3,259
  Building repairs/maintenance,
   utilities, landscaping, and other operating                    4,821       5,312         4,522       5,162
  Real estate taxes and insurance                                 3,144       3,457         2,986       3,535
  Depreciation and amortization - real estate assets              5,895       6,416         5,084       6,013
  Depreciation and amortization - non-real estate assets             42          46            35          42
  General and administrative                                      1,416       1,501         1,706       1,853
  Interest                                                        6,510       6,812         6,236       6,446
  Amortization of deferred financing costs                          198         204           174         179
                                                              ---------   ---------     ---------   ---------
      Total expenses                                             25,135      27,097        23,513      26,489

Income before minority interest in operating partnership income   4,704       5,560         3,638       5,553

Minority interest in operating partnership income                   842         847           670         846
                                                              ---------   ---------     ---------   ---------
Net income                                                        3,862       4,713         2,968       4,707
Dividends on preferred shares                                     1,187       1,187             -       1,187
                                                              ---------   ---------     ---------   ---------
Net income available for common shareholders                  $   2,675   $   3,526     $   2,968   $   3,520
                                                              =========   =========     =========   =========

Net income available per common share                                     $    0.26                 $    0.26
                                                                          =========                 =========


                    PART I.  Financial Information
                               ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

OVERVIEW

The  following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1997 and 1996. This discussion should be read in conjunction
with all of  the  financial statements  appearing  elsewhere  in   this
report.   These financial statements include all adjustments which  are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

For the three months ended March 31, 1997, FFO increased by approximately $690,000 or 8%, when compared to the year earlier. The increase was primarily attributable to an approximate $2,688,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company and $1,187,000 of dividend distributions to preferred shareholders from the October 1996 issuance of 9.5% Series A Cumulative Preferred Stock. On a per share basis, FFO increased 5% from $.65 per share for the three months ended March 31, 1996 to $.68 per share for the same period in 1997.

RESULTS OF OPERATIONS

COMPARISON  OF  THREE MONTHS  ENDED MARCH 31, 1997  TO  THE
THREE MONTHS ENDED MARCH 31, 1996

The total number of apartment units owned at March 31, 1997 was 20,394 in 77 apartment communities, compared to 18,660 in 71 communities at March 31, 1996. Average monthly rental per apartment unit increased to $532 at March 31, 1997 from $512 at March 31, 1996. Overall occupancy was 94.3% at March 31, 1997 compared to 95.4% for the exceptionally strong first quarter of a year ago.

Total revenues for the three months ended March 31, 1997 increased by approximately $2,688,000, due primarily to (i) approximately $2,677,000 from the communities acquired in 1996, (ii) approximately $509,000 from the communities acquired in 1997, and (iii) approximately $426,000 from the communities owned throughout both periods. This increase was offset by approximately $1,072,000 of revenues from the communities sold in 1996.

Property operating expenses for the three months ended March 31, 1997 increased by approximately $796,000, due primarily to (i) approximately $917,000 from the communities acquired in 1996, (ii) approximately $184,000 from the communities acquired in 1997, and (iii) approximately $295,000 from
the communities owned throughout both periods.   This  increase was  offset
by approximately $407,000 of expense from the communities sold in 1996. Utility costs decreased from 6.1% of revenue to 4.9% of revenue for the three months ended March 31, 1997 compared to the same period a year earlier, due primarily to the installation of approximately 6,700 individual apartment unit water meters and the completion of the individual
apartment  unit  electricity metering   at Sailwinds at Lake Magdalene.

General and administrative expense decreased for the three months ended March 31, 1997 compared to the same period a year earlier. Some of the reductions are one-time expense adjustments and the remaining decreases are primarily in the area of bonus expense, 1996 underabsorbed landscape costs held in general and administrative and reduced state and local taxes.

Depreciation and amortization expense increased approximately $818,000 for the three months ended March 31, 1997 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately
$546,000 from the communities acquired in 1996, (ii) approximately $69,000 from the communities acquired in 1997, and (iii) approximately $374,000 from the communities owned throughout both periods. This increase was offset by approximately $188,000 of expense from the communities sold in 1996.

Interest expense increased approximately $274,000 during the three months ended March 31, 1997 compared to the same period a year earlier due primarily to apartment acquisitions. The average borrowing cost of 7.9% and average maturity of 10 years on the Company's debt was the same for periods ending March 31, 1997 and 1996.

As a result of the foregoing, income before minority interest in operating partnership income increased $1,066,000 for the three months ended March 31, 1997 over the same period a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased from approximately $4,566,000 for the three months ended March 31, 1996 to approximately $7,936,000 for the three months ended March 31, 1997. The increase in net cash flow was primarily due to an increase in net income, depreciation and amortization, accounts payable and a decrease in restricted cash. This increase in net cash flow provided by operating activities was offset by an increase in other assets for earnest money escrows for future acquisitions and a decrease in accrued expenses and liabilities.

Net cash flow used in investing activities increased from approximately $18,770,000 for the three months ended March 31, 1997 to approximately $37,972,000 for the three months ended March 31, 1996. The increase was primarily due to the acquisition of 1,114 apartment units during the first three months of 1997 for approximately $31,706,000, net of debt assumed, as compared to the acquisition of 316 apartment units during the same period in 1996 for approximately $14,309,000.

Capital improvements to existing properties totaled approximately $3,770,000 for the three months ended March 31, 1997, compared to approximately $3,860,000 for the same period in 1996. Of the $3,770,000 capital improvements approximately $1,604,000 was for recurring capital expenditures, including carpet and appliances, approximately $1,575,000 was for revenue enhancing projects, approximately $507,000 was for acquisition capital with the remaining balance for other miscellaneous items. Annualizing the first quarter's spending for the stabilized apartment units, recurring capital expenditures averaged $346 per apartment unit, compared to $413 per unit for the full year 1996 and compared to a 1997 full year budget of $397 per unit. Construction in progress for new apartment units increased from approximately $601,000 for the three months ended March 31, 1996 to approximately $2,496,000 for the comparable period in 1997, due primarily to the development of the 234-unit expansion at Lincoln on the Green apartments in Memphis, Tennessee which is scheduled to begin leasing during the third quarter of 1997.

Net cash flow provided by financing activities increased from approximately $13,176,000 during the three months ended March 31, 1996 to approximately $29,177,000 for the same period in 1997. In March 1997, approximately $62,556,000 was provided from the Company's issuance of 2,300,000 shares
of common stock in an underwritten public offering.   The principal uses
of cash from financing activities included approximately $24,348,000 reducing the Company's credit line and approximately $8,353,000 for dividends and distributions.

At March 31, 1997, the Company had approximately $6,057,000 outstanding on the Company's unsecured $90,000,000 credit line. At March 31, 1997, the Company had approximately $22,895,000 (including the credit line) of floating rate debt at an average interest rate of 6.0%; all other debt was fixed rate term debt at an average interest rate of 8.1%. The weighted average interest rate and weighted average maturity at March 31, 1997 for the approximately $304,180,000 of notes payable were 7.9% and 10 years, respectively. The credit line is unsecured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the credit line. The Company expects to use the credit line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal
Revenue Code.

Capital expenditures on property improvements and expansion projects for 1997 are currently planned at approximately $29.8 million, including $11.6 million for the development of new units and $2.7 million for the six properties acquired during January through April 1997. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Company's credit line.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forwardlooking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations,including plans and objectives relating to capital expenditures and rehabilitation costs on the apartment communities. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits or Reports on Form 8-K

         (a)  Exhibits
         None.

         (b)  Reports on Form 8-K


Form      Events Reported                Financial Statements     Date of Report   Date Filed
------    ----------------------------   ---------------------    --------------   ----------
8-K(A)    Filing of audited statements   Historical Summary of        2-21-97        2-21-97
          related to purchase of         Gross Income and
          Tiffany Oaks Apartments.       Operating Expenses.

8-K       Purchase consumation of        To be filed.                 2-21-97        2-21-97
          Howell Commons Apartments.

8-K(A)    Filing of audited statements   Historical Summary of        3-17-97        3-18-97
          related to purchase of         Gross Income and
          Howell Commons Apartments.     Operating Expenses.

8-K       Announcement of sale of        Not applicable.              3-19-97        3-19-97
          2,000,000 shares of common
          stock.  Underwriting agreement
          attached as an exhibit.

          Purchase consumation of       To be filed.                  3-19-97        3-19-97
          Balcones Woods Apartments.


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  May 15, 1997                 /s/ GEORGE E. CATES
     ------------------             ---------------------------------
                                    George E. Cates
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 15, 1997                 /s/ SIMON R.C. WADSWORTH
     ------------------             ---------------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)