Form 10-Q
period 1997-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1997-08-14
CIK 912595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                                FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

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

                                                       [X] Yes   [  ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of Shares Outstanding
                Class                            at August 1, 1997
   ----------------------------            ----------------------------
   Common Stock, $.01 par value                      13,392,434

                             TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996

         Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Pro Forma Condensed Consolidated Statements of Operations of
           Mid-America Apartment Communities, Inc. for the three and six months ended June 30, 1997 and 1996


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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                     PART I.  Financial Information
                               ITEM 2.

Mid-America  Apartment  Communities, Inc.
Consolidated  Balance  Sheets
June 30, 1997 (Unaudited) and December 31, 1996

(Dollars in thousands)



                                                        1997      1996
                                                      --------  --------
Assets:

Real estate assets:
  Land                                                $ 69,938  $ 61,150
  Buildings and improvements                           646,970   563,584
  Furniture, fixtures and equipment                     14,180    12,511
  Construction in progress                              14,123     4,648
                                                      --------  --------
                                                       745,211   641,893
  Less accumulated depreciation                        (61,897)  (49,558)
                                                      --------  --------
    Real estate assets, net                            683,314   592,335

Cash and cash equivalents                                5,214     4,053
Restricted cash                                          5,271    5,538
Deferred financing costs, net                            2,751     2,984
Other assets                                             6,679     6,289
                                                      --------  --------
   Total assets                                       $703,229  $611,199
                                                      ========  ========

Liabilities and Shareholders' equity:

Liabilities:
  Notes payable                                       $347,897  $315,239
  Accounts payable                                       1,350       744
  Accrued expenses and other liabilities                11,877    12,182
  Security deposits                                      2,687     2,412
                                                      --------  --------
   Total liabilities                                   363,811   330,577

Minority interest                                       45,042    39,238

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, 2,000,000 shares at 9.5% Series A
    Cumulative Preferred Stock Liquidation Preference
    $25 per share, issued and outstanding                   20        20
  Common stock, $.01 par value (authorized 20,000,000
    shares; issued and outstanding 13,385,251 and
    10,949,216 shares at June 30, 1997 and
    December 31, 1996                                      134       109
  Additional paid-in capital                           317,253   256,689
  Other                                                   (919)     (260)
  Accumulated deficit                                  (22,112)  (15,174)
                                                      --------  --------
    Total shareholders' equity                         294,376   241,384
                                                      --------  --------
   Total liabilities and shareholders' equity         $703,229  $611,199
                                                      ========  ========

[FN]
       See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities, Inc.
Consolidated  Statements  of  Operations
Three and six months ended June 30, 1997 and 1996

(Dollars  in  thousands  except  per share  data)
(Unaudited)


                                       Three months ended June 30,   Six months ended June 30,
                                     ----------------------------    ------------------------
                                                   1997      1996        1997         1996
                                              ---------  --------   ---------    ---------
Revenues:
  Rental                                       $ 32,273  $ 26,950    $ 61,629    $ 53,787
  Other                                             447       411         930         725
                                               --------  --------    --------     ---------
  Total revenues                                 32,720    27,361      62,559      54,512

Expenses:
  Personnel                                       3,467     2,846       6,576       5,616
  Building repairs and maintenance                1,527     1,287       2,797       2,410
  Real estate taxes and insurance                 3,393     2,926       6,537       5,912
  Utilities                                       1,402     1,488       2,878       3,155
  Landscaping                                       973       738       1,796       1,382
  Other operating                                 1,600     1,147       2,852       2,235
  Depreciation and amortization of
      real estate assets                          6,455     5,197      12,350      10,281
  Depreciation and amortization of
         non-real estate assets                      43        35          85          70
  General and administrative                      1,600     1,373       3,016       3,079
  Interest                                        6,587     6,553      13,097      12,789
  Amortization of deferred financing costs          212       142         410         316
                                               --------  --------   ---------   ---------
  Total expenses                                 27,259    23,732      52,394      47,245
                                               --------  --------   ---------   ---------
Income before gain on disposition of properties   5,461     3,629      10,165       7,267

Gain on disposition of properties                     -     1,966           -       1,966

Income before minority interest in
     operating partnership income                 5,461     5,595      10,165       9,233

Minority interest in operating partnership income   908     1,027       1,750       1,697
                                               --------  --------   ---------   ---------
Net income                                        4,553     4,568       8,415       7,536
Dividends on preferred shares                     1,188         -       2,375           -
                                               --------  --------   ---------   ---------
Net income available for common shareholders   $  3,365  $  4,568    $  6,040   $   7,536
                                               ========  ========   =========   =========

Net income available per common share          $   0.25  $   0.41     $  0.48   $    0.69
                                               ========  ========   =========   =========

[FN]
                 See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities, Inc.
Consolidated  Statements  of  Cash  Flow
Six months ended June 30, 1997 and 1996
(Dollars in thousands)
(Unaudited)

                                                                    1997      1996
                                                                --------  --------
Cash flows from operating activities:
  Net income                                                    $  8,415 $    7,536
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                               12,906     10,728
      Minority interest in operating partnership income            1,750      1,697
      Gain on disposition of properties                                -     (1,966)
      Changes in assets and liabilities:
          Restricted cash                                            267     (9,476)
          Other assets                                              (447)      (235)
          Accounts payable                                           606        573
          Accrued expenses and other liabilities                    (305)      (337)
          Security deposits                                          275       (129)
                                                                --------    --------
      Net cash provided by operating activities                   23,467       8,391

Cash flows from investing activities:
      Purchases of real estate assets                            (63,846)    (14,309)
      Proceeds from dispositions of real estate assets                 -       9,089
      Improvements to properties                                  (8,809)     (9,327)
      Construction of units in progress                           (6,573)     (1,563)
                                                                --------   ---------
      Net cash used in investing activities                      (79,228)    (16,110)

Cash flows from financing activities:
      Proceeds from notes payable                                      -      17,039
      Net increase in credit line                                  9,761       5,625
      Principal payments on notes payable                         (1,193)     (1,178)
      Deferred financing costs                                      (217)       (760)
      Proceeds from issuances of common shares and units          66,576          94
      Redemption of unitholder interests                              (8)        (37)
      Distributions to unitholders                                (2,645)     (2,494)
      Dividends paid on common shares                            (12,977)    (11,161)
      Dvidends paid on preferred shares                           (2,375)          -
                                                                --------    --------
      Net cash provided by financing activities                   56,922       7,128
                                                                --------    --------
      Net decrease in cash and cash equivalent                     1,161        (591)
                                                                --------    --------
Cash and cash equivalents, beginning of period                     4,053       3,046
                                                                --------    --------
Cash and cash equivalents, end of period                        $  5,214    $  2,455
                                                                ========    ========


Supplemental disclosure of cash flow information:
   Interest paid                                                $  13,181   $ 12,202
                                                                ========    ========
Supplemental disclosure of noncash investing and financing activities:
   Assumption of debt related to property acquisitions          $ 24,090    $ (7,680)
   Conversion of units for common shares                        $    870           -
   Issuance of note receivable in exchange for
        common shares and units                                 $    720           -

[FN]
                 See accompanying notes to consolidated financial statements.

            MID-AMERICA APARTMENT COMMUNITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

             SIX MONTHS ENDED JUNE 30, 1997 AND 1996

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share is computed based upon 12,395,252 weighted average common shares outstanding during the period from January 1, 1997 through June 30, 1997, and 10,940,921 for the period January 1, 1996 through June 30, 1996. Fully diluted earnings per share is not presented as the dilution is not materially different as compared to primary earnings per share.

At June 30, 1997 13,385,251 common shares and 2,499,613 operating partnership units were outstanding, a total of 15,884,864. Additionally, MAAC has outstanding options of 519,400 shares of common stock which increased weighted average shares outstanding during the period January 1, 1997 through June 30, 1997 by 60,370 shares and the period January 1, 1996 through June 30, 1996 by 46,793 shares.

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

3.   Capital Transactions

During the quarter ending June 30, 1997, the Company issued 75,000 shares of restricted stock and 110,000 restricted units to certain executive officers of the Company at the then current market price. The Company received $4,081,000 cash and a $720,094 note receivable secured by the stock of the Company. The note bears interest at 7.5% per annum, has annual payments of $144,019 and has been classified as shareholders' equity in the accompanying consolidated balance sheet.

4.   Subsequent Events

On August 6, 1997, the Company acquired the 256-unit Austin Chase apartment community located in Macon, Georgia for $14 million less $10.2 million of assumed debt. The balance was funded by the Company's credit line.

On July 23, 1997, the Company acquired its corporate headquarters for $2.9 million. In connection with the acquisition, the Company formed a special committee of its external directors to negotiate the transaction on its behalf because certain executive officers of the Company were also partners in the partnership which owned the building. The consideration consisted of approximately $862,000 cash, $634,000 units ($28.50 per unit) and the assumption of an existing loan. Certain executive officers of the Company were partners in the partnership who owned the building and received 5,831 units of common shares connected with the exchange.


5.     Pro  Forma  Condensed  Combined  Statement  of  Operations
       (Unaudited)

This unaudited Pro Forma Condensed Combined Statements of Operations are presented as if the following transactions had been consummated on January 1, 1997 and 1996 (i) acquisition of six apartment communities in 1996, (ii) dispositions of three apartment communities in 1996, (iii) acquisitions of seven apartment communities during the first six months of 1997, (iv) definitive agreement for a 1997 acquisition, (v) the October issuance of the 9.5% Series A Cumulative Preferred Stock, and
(vi) the March 1997 issuance of 2,300,000 shares of common stock.

The unaudited Pro Forma Condensed Combined Statements of Operations for the six months ending June 30, 1997 and 1996 have been prepared as if the Company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the six months ended June 30, 1997 and 1996. In the opinion of the Company's management, all adjustments necessary to reflect the effects of these transaction have been made.

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

               Mid - America  Apartment Communities, Inc.
        Pro Forma Condensed Combined Statements of Operations for the six months ended June 30, 1997 and 1996

               (In thousands except per share data)
                           (Unaudited)


                                                                      1997                     1996
                                                             ----------------------    ----------------------
                                                             Historical   Pro Forma    Historical   Pro Forma
Revenues:
  Rental                                                      $  61,629   $  65,740     $  53,787   $  64,230
  Interest and other                                                930       1,891           725       1,065
                                                              ---------   ---------     ---------   ---------
      Total revenues                                             62,559      67,631        54,512      65,295

Expenses:
  Personnel                                                       6,576       6,861         5,616       6,605
  Building repairs/maintenance,
   utilities, landscaping, and other operating                   10,323      10,864         9,182      10,680
  Real estate taxes and insurance                                 6,537       7,104         5,912       7,092
  Depreciation and amortization
      - real estate assets                                       12,350      13,226        10,281      12,243
  Depreciation and amortization
      - non-real estate assets                                       85          90            70          69
  General and administrative                                      3,016       3,168         3,079       3,403
  Interest                                                       13,097      14,084        12,789      13,748
  Amortization of deferred financing costs                          410         416           316         322
                                                              ---------   ---------     ---------   ---------
      Total expenses                                             52,394      55,813        47,245      54,162

Income before minority interest in
      operating partnership income                               10,165      11,818         7,267      11,133

Minority interest in operating partnership income                 1,750       1,800         1,697       1,696
                                                              ---------   ---------     ---------   ---------
Net income                                                        8,415      10,018         5,570       9,437
Dividends on preferred shares                                     2,375       2,375             -       2,375
                                                              ---------   ---------     ---------   ---------
Net income available for common shareholders                  $   6,040   $   7,643     $   5,570   $   7,062
                                                              =========   =========     =========   =========

Net income available per common share                                     $    0.57                 $    0.53
                                                                          =========                 =========


 PART I.  Financial Information
                             ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 1997 and 1996. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

For the three months ended June 30, 1997, FFO increased by approximately $1,902,000 or 22%, when compared to the year earlier. The increase was primarily attributable to an approximate $5,359,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company and $1,188,000 of dividend distributions to preferred shareholders from the October 1996 issuance of 9.5% Series A Cumulative Preferred Stock. On a per share basis, FFO increased 3% from $.66 per share for the three months ended June 30, 1996 to $.68 per share for the same period in 1997.

For the six months ended June 30, 1997, FFO increased by approximately $2,592,000 or 15%, when compared to the year earlier. The increase was primarily attributable to an approximate $8,047,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company and $2,375,000 of dividend distributions to preferred shareholders from the October 1996 issuance of 9.5% Series A Cumulative Preferred Stock. On a per share basis, FFO increased 3% from $1.31 per share for the six months ended June 30, 1996 to $1.35 per share for the same period in 1997.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS  ENDED JUNE 30, 1997 TO THE THREE
MONTHS ENDED JUNE 30, 1996

The total number of apartment units owned at June 30, 1997 was 21,482 in 80 apartment communities, compared to 18,176 in 69 communities at June 30, 1996. Average monthly rental per apartment unit increased to $540 at June 30, 1997 from $517 at June 30, 1996. Overall occupancy was 94.1% at June 30, 1997 compared to 93.7% at June 30, 1996.

Total revenues for the three months ended June 30, 1997 increased by approximately $5,359,000, due primarily to (i) approximately $2,268,000 from the communities acquired in 1996, (ii) approximately $3,029,000 from the communities acquired in 1997, and (iii) approximately $842,000 from the communities owned throughout both periods. This increase was offset by approximately $730,000 of revenues from the communities sold in 1996.

Property operating expenses for the three months ended June 30, 1997 increased by approximately $1,930,000, due primarily to (i) approximately $766,000 from the communities acquired in 1996, (ii) approximately $1,170,000 from the communities acquired in 1997, and (iii) approximately $146,000 from the communities owned throughout both periods. This increase was offset by approximately $351,000 of expense from the communities sold in 1996. Utility costs decreased from 5.4% of revenue to 4.3% of revenue for the three months ended June 30, 1997 compared to the same period a year earlier, due primarily to the further installation of approximately 10,000 individual apartment unit water meters and the completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

General and administrative expense decreased from 5.0% of revenue to 4.9% of revenue for the three months ended June 30, 1997 compared to the same period a year earlier.

Depreciation and amortization expense increased approximately $1,336,000 for the three months ended June 30, 1997 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $474,000 from the communities acquired in 1996, (ii) approximately $595,000 from the communities acquired in 1997, and (iii) approximately $438,000 from the communities owned throughout both periods. This increase was offset by approximately $198,000 of expense from the communities sold in 1996.

Interest expense increased approximately $34,000 during the three months ended June 30, 1997 compared to the same period a year earlier. The average borrowing cost of the Company's debt was 7.9% at June 30, 1997 versus 7.8% in 1996. The average maturity of the Company's debt was 9 years at June 30, 1997.

As a result of the foregoing, income before gain on disposition of properties and minority interest in operating partnership income increased $1,832,000 for the three months ended June 30, 1997 over the same period a year earlier. During the three month period ending June 30, 1996, the Company recorded a gain for the disposition of two apartment communities of approximately $1,966,000.

COMPARISON  OF SIX MONTHS  ENDED JUNE 30, 1997  TO  THE  SIX
MONTHS ENDED JUNE 30, 1996

The total number of apartment units owned at June 30, 1997 was 21,482 in 80 apartment communities, compared to 18,176 in 69 communities at June 30, 1996. Average monthly rental per apartment unit increased to $540 at June 30, 1997 from $517 at June 30, 1996. Overall occupancy was 94.1% at June 30, 1997 compared to 93.7% at June 30, 1996.

Total revenues for the six months ended June 30, 1997 increased by approximately $8,047,000, due primarily to (i) approximately $4,944,000 from the communities acquired in 1996, (ii) approximately $3,538,000 from the communities acquired in 1997, and (iii) approximately $1,268,000 from the communities owned throughout both periods. This increase was offset by approximately $1,811,000 of revenues from the communities sold in 1996.

Property operating expenses for the six months ended June 30, 1997 increased by approximately $2,726,000, due primarily to (i) approximately $1,684,000 from the communities acquired in 1996, (ii) approximately $1,354,000 from the communities acquired in 1997, and (iii) approximately $441,000 from the communities owned throughout both periods. This increase was offset by approximately $758,000 of expense from the communities sold in 1996. Utility costs decreased from 5.8% of revenue to 4.6% of revenue for the six months ended June 30, 1997 compared to the same period a year earlier, due primarily to the further installation of approximately 10,000 individual apartment unit water meters and the completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

General and administrative expense decreased from 5.6% of revenue to 4.8% of revenue for the six months ended June 30, 1997
compared  to the same period a year earlier.   Some  of  the
reductions   are  one-time  expense  adjustments   and   the
remaining decreases are primarily in the area of bonus expense, 1996 underabsorbed landscape costs held in general and administrative and reduced state and local taxes.

Depreciation and amortization expense increased approximately $2,178,000 for the six months ended June 30, 1997 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $1,020,000 from the communities acquired in 1996, (ii) approximately $664,000 from the communities acquired in 1997, and (iii) approximately $830,000 from the communities owned throughout both periods. This increase was offset by approximately $387,000 of expense from the communities sold in 1996.

Interest expense increased approximately $308,000 during the six months ended June 30, 1997 compared to the same period a year earlier primarily due to acquisitions. The average borrowing cost of the Company's debt was 7.9% at June 30, 1997 versus 7.8% in 1996. The average maturity of the Company's debt was 9 years at June 30, 1997.

As a result of the foregoing, income before gain on disposition of properties and minority interest in operating partnership income increased $2,898,000 for the six months ended June 30, 1997 over the same period a year earlier. During the six month period ending June 30, 1996, the Company recorded a gain for the disposition of two apartment communities of approximately $1,966,000.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased from approximately $8,391,000 for the six months ended June 30, 1996 to approximately $22,747,000 for the six months ended June 30, 1997. The increase in net cash flow was primarily due to an increase in net income, depreciation and amortization, a gain on dispositions of two apartment communities in the second quarter of 1996 of $1,966,000 and a decrease in restricted cash due to $7,354,000 held in an escrow account in the second quarter of 1996 until the completion of a like-kind exchange in July 1996.

Net cash flow used in investing activities increased from approximately $16,110,000 for the six months ended June 30, 1997 to approximately $79,228,000 for the six months ended June 30, 1996. The increase was primarily due to the acquisition of 2,178 apartment units during the first six months of 1997 for approximately $63,846,000, net of debt assumed of $24,090,000, as compared to the acquisition of
316 apartment units during the same period in 1996 for approximately $14,309,000. Capital improvements to existing properties totaled approximately $8,809,000 for the six months ended June 30, 1997, compared to approximately $9,327,000 for the same period in 1996. Of the $8,809,000 capital improvements
approximately   $3,727,000   was   for   recurring   capital
expenditures, including carpet and appliances, approximately $3,169,000 was for revenue enhancing projects, approximately $1,731,000 was for acquisition capital with the remaining balance for other miscellaneous items. Recurring capital spending of $3,727,000, or $0.25 per share, reflecting the normal tendency to invest more capital in the first half of the year, and is in line with our forecast of $0.45 per share for the full year. Construction in progress for new apartment units increased from approximately $1,563,000 for
the   six  months  ended  June  30,  1996  to  approximately
$6,573,000 for the comparable period in 1997, due primarily to the development of the 234-unit expansion at Lincoln on the Green apartments in Memphis, Tennessee which began leasing during June 1997. We expect the development to be completed during the fourth quarter of 1997.

Net cash flow provided by financing activities increased from approximately $7,128,000 during the six months ended June 30, 1996 to approximately $57,641,000 for the same period in 1997. In March 1997, approximately $62,493,000 was provided from the Company's issuance of 2,300,000 shares of Common Stock in an underwritten public offering. In April 1997, approximately $4,803,000 was provided from the Company's issuance of restricted stock and restricted UPREIT
units to executives of the Company.    The principal  uses
of cash from financing activities were approximately $17,997,000 for dividends and distributions.

At June 30, 1997, the Company had approximately $47,925,000 outstanding on the Company's unsecured $90,000,000 credit line. At June 30, 1997, the Company had approximately $64,764,000 (including the credit line) of floating rate debt at an average interest rate of 7.1%; all other debt was fixed rate term debt at an average interest rate of 7.9%. The weighted average interest rate and weighted average maturity at June 30, 1997 for the approximately $347,897,000 of notes payable were 7.9% and 9 years, respectively. The credit line is unsecured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the credit line. The Company expects to use the credit line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

Capital expenditures on property improvements and expansion projects for 1997 are currently planned at approximately $31 million, including $11.6 million for the development of new units and $5.5 million to bring the seven properties acquired during the first six months of 1997 to Mid-America standard. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Company's credit line.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         The annual meeting of shareholders of the Company was held on June 24, 1997.

         George E. Cates, Simon R.C. Wadsworth and H. Eric Bolton were elected directors at the meeting by approximately 99% of the shares represented at the meeting.

         KPMG Peat Marwick LLP were ratified as the Company's independent auditors for 1997 by approximately 99% of the shares represented at the meeting.

         The Second Amended and Restated 1994 Restricted Stock and Stock Option Plan was approved by approximately 87% of the shares represented at the meeting.

Item 5.  Other Information
         None.

Item 6.  Exhibits or Reports on Form 8-K

         (a)  Exhibits
         None.

         (b)  Reports on Form 8-K


Form      Events Reported                Financial Statements     Date of Report   Date Filed
------    ----------------------------   ---------------------    --------------   ----------
8-K(A)    Filing of audited statements   Historical Summary of        5-19-97        5-19-97
          related to purchase of         Gross Income and
          Balcones Woods Apartments.       Operating Expenses.

8-K       Purchase consumation of        To be filed.                 6-5-97        6-5-97
          Oaks at Deerwood Apartments.

8-K(A)    Filing of audited statements   Historical Summary of        6-10-97        6-10-97
          related to purchase of         Gross Income and
          Westside I, Woodhollow,     Operating Expenses.
          and The Woods Apartments.



                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  August 11, 1997                 /s/ H. ERIC BOLTON
     ------------------             ---------------------------------
                                    H. Eric Bolton
                                    President and
                                    Chief Operating Officer
                                    (Principal Officer)


Date:  August 14, 1997                 /s/ SIMON R.C. WADSWORTH
     ------------------             ---------------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)