Form 10-Q/A
period 1997-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1997-09-09
CIK 912595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                                FORM 10-Q/A
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Item 1. of the registrant's Form 10-Q for the quarterly period ending June 30, 1997 is amended to include an updated Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 1997 and 1996.

As required, Item 1. in its entirety is included herein. There are no changes to the historical financial statements and footnotes.


Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996

         Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Pro Forma Condensed Consolidated Statements of Operations of
           Mid-America Apartment Communities, Inc. for the six months ended June 30, 1997 and 1996

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

              Mid - America  Apartment Communities, Inc.
        Pro Forma Condensed Combined Statements of Operations
           for the six  months ended June 30, 1997 and 1996

               (In thousands except per share data)
                           (Unaudited)


                                                                      1997                     1996
                                                             ----------------------    ----------------------
                                                             Historical   Pro Forma    Historical   Pro Forma
Revenues:
  Rental                                                      $  61,629   $  65,735     $  53,787   $  64,232
  Interest and other                                                930       1,044           725       1,068
                                                              ---------   ---------     ---------   ---------
      Total revenues                                             62,559      66,779        54,512      65,300

Expenses:
  Personnel                                                       6,576       6,932         5,616       6,601
  Building repairs/maintenance,
   utilities, landscaping, and other operating                   10,323      11,099         9,182      10,660
  Real estate taxes and insurance                                 6,537       7,025         5,912       7,090
  Depreciation and amortization
      - real estate assets                                       12,350      13,147        10,281      12,305
  Depreciation and amortization
      - non-real estate assets                                       85          91            70          70
  General and administrative                                      3,016       3,143         3,079       3,402
  Interest                                                       13,097      14,084        12,789      13,621
  Amortization of deferred financing costs                          410         416           316         322
                                                              ---------   ---------     ---------   ---------
      Total expenses                                             52,394      55,937        47,245      54,071

Income before gain on disposition of properties                  10,165      10,842         7,267      11,229

Gain on disposition of properties                                     -           -         1,966           -
                                                              ---------   ---------     ---------   ---------
Income before minority interest in
      operating partnership income                               10,165      10,842         9,233      11,229

Minority interest in operating partnership income                 1,750       1,651         1,697       1,710
                                                              ---------   ---------     ---------   ---------
Net income                                                        8,415       9,191         7,536       9,519
Dividends on preferred shares                                     2,375       2,375             -       2,375
                                                              ---------   ---------     ---------   ---------
Net income available for common shareholders                  $   6,040   $   6,816     $   7,536   $   7,144
                                                              =========   =========     =========   =========

Net income available per common share                                     $    0.51                 $    0.53
                                                                          =========                 =========


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MID-AMERICA APARTMENT COMMUNITIES, INC.


Date:  September 9, 1997            /s/ SIMON R.C. WADSWORTH
     --------------------           ---------------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)