Form 10-Q
period 1997-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1997-11-13
CIK 912595

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

         For the transition period from              to

                 Commission File Number: 1-12762

             MID-AMERICA APARTMENT COMMUNITIES, INC.
       --------------------------------------------------
       (Exact Name of Registrant as Specified in Charter)

        TENNESSEE                                   62-1543819
------------------------                -------------------------------
(State of Incorporation)                (I.R.S. Employer Identification
                                                                Number)

                  6584 POPLAR AVENUE, SUITE 340
                    MEMPHIS, TENNESSEE 38138
            (Address of principal executive offices)

                         (901) 682-6600
       Registrant's telephone number, including area code

-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
                 Class                      at October 31, 1997
      ----------------------------      ----------------------------
      Common Stock, $.01 par value               16,903,512

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
              and December 31, 1996

          Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I.  Financial Information
ITEM 1.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Balance  Sheets
September 30, 1997 (Unaudited) and December 31, 1996

(Dollars in thousands)


                                                      1997             1996
                                                ----------        ---------
Assets:

Real estate assets:
  Land                                          $  74,046         $  61,150
  Buildings and improvements                      676,012           563,584
  Furniture, fixtures and equipment                15,114            12,511
  Construction in progress                         18,373             4,648
                                                ---------         ---------
                                                  783,545           641,893
  Less accumulated depreciation                   (68,639)          (49,558)
                                                ---------         ---------
     Real estate assets, net                      714,906           592,335

Cash and cash equivalents                           5,782             4,053
Restricted cash                                     6,187             5,538
Deferred financing costs, net                       2,603             2,984
Other assets                                        7,813             6,289
                                                ---------         ---------
   Total assets                                 $ 737,291         $ 611,199
                                                =========         =========

Liabilities and Shareholders' equity:

Liabilities:
  Notes payable                                 $ 382,058         $ 315,239
  Accounts payable                                  1,387               744
  Accrued expenses and other liabilities           15,133            12,182
  Security deposits                                 2,831             2,412
                                                ---------         ---------
   Total liabilities                              401,409           330,577


Minority interest                                  45,383            39,238

Shareholders' equity:
  Preferred stock, $.01 par value,
   5,000,000 shares authorized,
   2,000,000 shares at 9.5% Series A
   Cumulative Preferred Stock
   Liquidation Preference $25 per share,               20                20
  Common stock, $.01 par value
   (authorized 20,000,000 shares;
   issued and outstanding 13,394,932
   and 10,949,216 shares at
   September 30, 1997 and December 31, 1996           134              109
  Additional paid-in capital                      317,422          256,689
  Other                                              (889)            (260)
  Accumulated deficit                             (26,188)         (15,174)
                                                ---------        ---------
   Total shareholders' equity                     290,499          241,384
                                                ---------        ---------
   Total liabilities and shareholders' equity   $ 737,291        $ 611,199
                                                =========        =========

[FN]
See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Three and nine months ended September 30, 1997 and  1996

(Dollars  in  thousands  except  per  share  data)
(Unaudited)


                                              Three months ended     Nine months ended
                                                 September 30,         September 30,
                                              -------------------   -------------------
                                                  1997       1996       1997       1996
                                              --------   --------   --------   --------

Revenues:
  Rental                                      $ 33,759   $ 27,740   $ 95,388   $ 81,527
  Other                                            636        622      1,566      1,347
                                              --------   --------   --------   --------
  Total revenues                                34,395     28,362     96,954     82,874

Expenses:
  Personnel                                      3,703      3,044     10,279      8,660
  Building repairs and maintenance               1,949      1,484      4,746      3,894
  Real estate taxes and insurance                3,662      2,900     10,199      8,812
  Utilities                                      1,658      1,581      4,536      4,736
  Landscaping                                      892        722      2,688      2,104
  Other operating                                1,628      1,354      4,480      3,589
  Depreciation and amortization
     real estate assets                          6,739      5,296     19,089     15,577
  Depreciation and amortization
     non-real estate assets                         46         44        131        114
  General and administrative                     1,691      1,542      4,707      4,621
  Interest                                       7,174      6,713     20,271     19,502
  Amortization of deferred financing               168        168        578        484
                                             ---------  ---------  ---------   --------
  Total expenses                                29,310     24,848     81,704     72,093

Income before gain on disposition of assets      5,085      3,514     15,250     10,781

Gain on disposition of properties                             (22)                1,944
                                             ---------  ---------  ---------   --------
Income before minority interest in
    operating partnership income                 5,085      3,492     15,250     12,725

Minority interest in operating
    partnership income                             822        644      2,572      2,341
                                             ---------  ---------  ---------   --------
Net income                                       4,263      2,848     12,678     10,384
Dividends on preferred shares                    1,187          -      3,562          -
                                             ---------  ---------  ---------   --------
Net income available for common shareholders $   3,076  $   2,848  $   9,116   $ 10,384
                                             =========  =========  =========   ========

Net income available per common share        $    0.23 $    0.26   $    0.71 $   0.95
                                             ========= =========   ========= ========

[FN]
See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Cash  Flow
Nine months ended September 30, 1997 and 1996
(Dollars in thousands)
(Unaudited)


                                                           1997        1996
                                                      ---------   ---------
Cash flows from operating activities:
Net income                                            $  12,678   $  10,384
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          19,889      16,264
  Minority interest in operating partnership income       2,572       2,341
  Gain on disposition of properties                           -      (1,944)
  Changes in assets and liabilities:
    Restricted cash                                        (649)     (3,365)
    Other assets                                         (1,597)       (299)
    Accounts payable                                        643        (271)
    Accrued expenses and other liabilities                2,951       2,982
    Security deposits                                       419          50
                                                       --------   ---------
  Net cash provided by operating activities              36,906      26,142

Cash flows from investing activities:
  Purchases of real estate assets                       (72,737)    (46,563)
  Proceeds from dispositions of real estate asset             -       9,069
  Improvements to properties                            (14,207)    (12,754)
  Construction of units in progress                      (9,644)     (1,981)
                                                       --------   ---------
  Net cash used in investing activities                 (96,588)    (52,229)

Cash flows from financing activities:
  Proceeds from notes payable                                 -      17,039
  Net increase in credit line                            41,064      37,981
  Principal payments on notes payable                   (18,441)     (7,738)
  Deferred financing costs                                 (237)       (967)
  Proceeds from issuances of common shares and units     66,718         177
  Redemption of unitholder interests                         (8)        (26)
  Distributions to unitholders                           (3,994)     (3,741)
  Dividends paid on common shares                       (20,129)    (16,741)
  Dividends paid on preferred shares                     (3,562)          -
                                                      ---------   ---------
  Net cash provided by financing activities              61,411      25,984
                                                      ---------   ---------
  Net increase (decrease) in cash and cash equivalents    1,729        (103)
Cash and cash equivalents, beginning of period            4,053       3,046
                                                      ---------   ---------
Cash and cash equivalents, end of period              $   5,782   $   2,943
                                                      =========   =========

Supplemental disclosure of cash flow information:
   Interest paid                                      $ 20,519    $  18,178

Supplemental disclosure of noncash investing activities:
   Assumption (transfer) of debt related to
     property acquisitions (dispositions)             $ 44,196    $ (7,680)
   Issuance of units related to property acquisitions $   (880)          -
   Conversion of units for common shares              $    870           -
   Issuance of note receivable in exchange for
     common shares and units                          $    720           -


[FN]
See accompanying notes to consolidated financial statements.

              MID-AMERICA APARTMENT COMMUNITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share is computed based upon 12,731,190 weighted average common shares outstanding during the period from January 1, 1997 through September 30, 1997, and 10,944,281 for the period January 1, 1996 through September 30, 1996. Fully diluted earnings per share is not presented as the dilution is not materially different as compared to primary earnings per share.

At September 30, 1997 13,394,932 common shares and 2,527,821 operating partnership units were outstanding, a total of 15,922,753. Additionally, MAAC has outstanding options of 519,400 shares of common stock which increased weighted average shares outstanding during the period January 1, 1997 through September 30, 1997 by 61,559 shares and the period January 1, 1996 through September 30, 1996 by 37,892 shares.

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

3.   Recent Development

The   Company  has  entered  into  an  Agreement  and   Plan   of
Reorganization with Flournoy Development Company.  In  connection
with the merger, the Company will issue 2,038,214 shares of   the
Company's common stock and UPREIT units (convertible to MAAC common stock) and will assume certain indebtedness. The merger is anticipated to close during the fourth quarter of 1997. The combined company will be an entirely self-advised and self-managed REIT operating as and trading under MAA, the NYSE stock symbol of Mid-America Apartment Communities, Inc.

The financial statements of the proposed merger transaction are not included in the consolidated financial statements herein, but are included in filings made by the Company on Form 8-K dated September 17, 1997 as amended and filed on November 6, 1997.

4.   Subsequent Events

On  October 6, 1997, the Company received net proceeds  of  $98.2 for the issuance of 3,499,300 shares of common stock at $29 11/16 per share in an underwritten public offering. Managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., and Morgan Keegan & Company, Inc.

On November 3, 1997, the Company acquired the 194-unit
Hermitage at Beechtree apartment community located in Cary, North
Carolina for $8.9 million. The purchase was funded by the Company's credit line.

On November 6, 1997, the Company announced its intent to offer and sell 1,600,000 shares of its Series B Cumulative Preferred
Stock with a liquidation preference of $25 per share.

On November 12, 1997, the Company acquired the 192-unit Sterling
Ridge apartment community located in Augusta, Georgia for $7.7 million cash, including a bond assumption of $4.8 million. The cash portion of the purchase was funded by the Company's credit line.

                 PART I.  Financial Information
                             ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 1997 and 1996. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

For the three months ended September 30, 1997, FFO increased by approximately $1,827,000 or 21%, when compared to the year earlier. The increase was primarily attributable to an approximate $6,033,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company and $1,187,000 of dividend distributions to preferred shareholders from the October 1996 issuance of 9.5% Series A Cumulative Preferred Stock. On a per share basis, FFO increased 2% from $.66 per share for the three months ended September 30, 1996 to $.67 per share for the same period in 1997.

For the nine months ended September 30, 1997, FFO increased by approximately $4,419,000 or 17%, when compared to the year earlier. The increase was primarily attributable to an approximate $14,080,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company and $3,562,000 of dividend distributions to preferred shareholders from the October 1996 issuance of 9.5% Series A Cumulative Preferred Stock. On a per share basis, FFO increased 3% from $1.97 per share for the nine months ended September 30, 1996 to $2.02 per share for the same period in 1997.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS  ENDED SEPTEMBER 30, 1997 TO  THE
THREE MONTHS ENDED SEPTEMBER 30, 1996

The total number of apartment units owned at September 30, 1997 was 22,085 in 82 apartment communities, compared to 18,992 in 72 communities at September 30, 1996. Average monthly rental per apartment unit increased to $546 at September 30, 1997 from $526 at September 30, 1996. Overall occupancy was 95.8% at September 30, 1997 compared to 98.1% at September 30, 1996. The Company pursued a different fall lease up program for 1997 aimed at minimizing the use of rental rate concessions.

Total revenues for the three months ended September 30, 1997 increased by approximately $6,033,000, due primarily to (i) approximately $1,275,000 from the communities acquired in 1996, (ii) approximately $4,059,000 from the communities acquired in 1997, and (iii) approximately $978,000 from the
communities  owned throughout both periods.   This  increase
was offset by approximately the loss of $306,000 of revenues from the communities sold in 1996.

Property operating expenses for the three months ended September 30, 1997 increased by approximately $2,407,000,
due   primarily  to  (i)  approximately  $390,000  from  the
communities acquired in 1996, (ii) approximately  $1,627,000
from   the   communities  acquired  in   1997,   and   (iii)
approximately $455,000 from the communities owned throughout
both  periods.   This increase was offset  by  approximately
$211,000 of expense reduction resulting from the communities sold in 1996. Utility costs decreased from 5.6% of revenue to 4.8% of revenue for the three months ended September 30, 1997 compared to the same period a year earlier, due primarily to the further installation of approximately 10,000 individual apartment unit water meters and the completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

General and administrative expense decreased from 5.4% of revenue to 4.9% of revenue for the three months ended September 30, 1997 compared to the same period a year earlier. Some of the decreases are primarily in the area of bonus expense and reduced state and local taxes.

Depreciation and amortization expense increased approximately $1,445,000 for the three months ended September 30, 1997 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $306,000 from the communities acquired in 1996, (ii) approximately $831,000 from the communities acquired in 1997, and (iii) approximately $378,000 from the communities owned throughout both periods. This increase was offset by approximately $76,000 of expense from the communities sold in 1996.

Interest expense increased approximately $461,000 during the three months ended September 30, 1997 compared to the same period a year earlier primarily due to increased borrowings to fund property acquisitions.

As a result of the foregoing, income before gain on disposition of properties and minority interest in operating partnership income increased $1,571,000 for the three months ended September 30, 1997 over the same period a year earlier.

COMPARISON  OF NINE MONTHS ENDED SEPTEMBER 30, 1997  TO  THE
NINE MONTHS ENDED SEPTEMBER  30, 1996

The total number of apartment units owned at September 30, 1997 was 22,085 in 82 apartment communities, compared to 18,992 in 72 communities at September 30, 1996. Average monthly rental per apartment unit increased to $546 at September 30, 1997 from $526 at September 30, 1996. Overall occupancy was 95.8% at September 30, 1997 compared to 98.1% at September 30, 1996. The Company pursued a different fall lease up program for 1997 aimed at minimizing the use of rental rate concessions.

Total revenues for the nine months ended September 30, 1997 increased by approximately $14,080,000, due primarily to (i) approximately $6,219,000 from the communities acquired in 1996, (ii) approximately $7,598,000 from the communities acquired in 1997, and (iii) approximately $2,246,000 from the communities owned throughout both periods. This increase was offset by the loss of approximately $2,118,000 of revenues from the communities sold in 1996.

Property operating expenses for the nine months ended September 30, 1997 increased by approximately $5,133,000, due primarily to (i) approximately $2,073,000 from the communities acquired in 1996, (ii) approximately $2,981,000 from the communities acquired in 1997, and (iii) approximately $896,000 from the communities owned throughout both periods. This increase was offset by approximately $980,000 of expense reductions resulting from the communities sold in 1996.
Utility costs decreased from 5.7% of revenue to 4.7% of revenue for the nine months ended September 30, 1997 compared to the same period a year earlier, due primarily to the further installation of approximately 10,000 individual apartment unit water meters and the completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

General and administrative expense decreased from 5.6% of revenue to 4.9% of revenue for the nine months ended September 30, 1997 compared to the same period a year earlier. The reductions result from one-time expense adjustments and the remaining decreases are primarily in the area of bonus expense and reduced state and local taxes.

Depreciation and amortization expense increased approximately $3,623,000 for the nine months ended September 30, 1997 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $1,325,000 from the communities acquired in 1996, (ii) approximately $1,497,000 from the communities acquired in 1997, and (iii) approximately $1,208,000 from the communities owned throughout both periods. This increase was offset by approximately $463,000 of expense from the communities sold in 1996.

Interest expense increased approximately $769,000 during the nine months ended September 30, 1997 compared to the same period a year earlier primarily due to increased borrowings to fund property acquisitions.

As a result of the foregoing, income before gain on disposition of properties and minority interest in operating partnership income increased $4,469,000 for the nine months ended September 30, 1997 over the same period a year earlier. During the nine month period ending September 30, 1996, the Company recorded a gain from the disposition of two apartment communities of approximately $1,944,000.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased from approximately $26,142,000 for the nine months ended September 30, 1996 to approximately $36,906,000 for the nine months ended September 30, 1997. The increase in net cash flow was primarily due to an increase in net income, depreciation and amortization, other assets, and a decrease in restricted cash.

Net  cash  flow used in investing activities increased  from
approximately   $52,229,000  for  the  nine   months   ended
September 30, 1997 to approximately $96,588,000 for the nine months ended September 30, 1996. The increase was primarily due to the acquisition of 2,744 apartment units during the first nine months of 1997 for approximately $71,496,000, net of debt assumed of $44,196,000, and issuances of units of $880,000, as compared to the acquisition of 1,232 apartment units during the same period in 1996 for approximately $46,563,000. In July 1997, the company acquired land of $1,241,000 for phase 1 of a 740-unit Reserve at Dexter Lake
development.    Also,  net  cash  flow  used  in   investing
activities during 1996 was offset by the $9,069,000 received
from   the  sale  of  two  apartment  communities.   Capital
improvements to existing properties totaled approximately $14,207,000 for the nine months ended September 30, 1997, compared to approximately $12,754,000 for the same period in 1996. Of the $14,207,000 capital improvements approximately $5,896,000 was for recurring capital expenditures, including carpet and appliances, approximately $4,394,000 was for revenue enhancing projects, approximately $3,633,000 was for acquisition capital with the remaining balance for other
miscellaneous   items.   Recurring   capital   spending   of
$5,896,000, or $0.39 per share, reflects the Company's practice of investing relatively more capital in the first nine months of the year. Construction in progress for new apartment units increased from approximately $1,981,000 for the nine months ended September 30, 1996 to approximately $9,644,000 for the comparable period in 1997, due primarily to the development of the 234-unit expansion at Lincoln on the Green apartments in Memphis, Tennessee which began leasing during September 1997. We expect the development to be completed during the fourth quarter of 1997.

Net cash flow provided by financing activities increased from approximately $25,984,000 during the nine months ended September 30, 1996 to approximately $61,411,000 for the same period in 1997. In March 1997, approximately $62,493,000 was provided from the Company's issuance of 2,300,000 shares of Common Stock in an underwritten public offering. In April 1997, approximately $4,801,000 was provided from the Company's issuance of restricted stock and restricted UPREIT units to executives of the Company. Additional cash flow provided by financing activities was provided from an increase on the Company's line of credit of approximately $41,064,000. This increase was offset by approximately $18,441,000 principal repayments and $27,685,000 for dividends and distributions.

At   September  30,  1997,  the  Company  had  approximately
$71,469,000 outstanding on the Company's unsecured $90,000,000 credit line. At September 30, 1997, the Company had approximately $89,437,000 (including the credit line) of floating rate debt at an average interest rate of 7.2%; all other debt was fixed rate term debt at an average interest rate of 8%. The weighted average interest rate and weighted average maturity at September 30, 1997 for the approximately $382,058,000 of notes payable were 7.8% and 8 years, respectively. The credit line is unsecured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the credit line. The Company expects to use the credit line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds.

The Company has entered into a commitment letter with Morgan Stanley Mortgage Capital Inc. ("MS Mortgage Capital") pursuant to which MS Mortgage Capital has agreed to loan up to $150 million to a newly-formed special purpose subsidiary limited partnership of the Company (the "Special Purpose Subsidiary") pursuant to the terms of a short-term promissory note (the "Bridge Loan"). The Bridge Loan will mature 90 days after funding (the "Bridge Maturity Date") but in no event later than February 16, 1998, provided that the Special Purpose Subsidiary may extend the maturity for up to an additional
90 days to a date not later than May 15, 1998. The Bridge Loan will bear interest at the one-month LIBOR plus 1.0%, payable monthly. After the Bridge Maturity Date, the interest rate shall be LIBOR plus 5.0%. The Bridge Loan will be secured by 21 of the Communities (the "Contributed Communities"), which will be contributed by the operating partnership of the Company to the Special Purpose Subsidiary and five communities from Flournoy Properties Group, which will be acquired by the Special Purpose Subsidiary in the Reorganization. The operating partnership of the Company will be the sole limited partner of the Special Purpose Subsidiary and a wholly-owned subsidiary of the Company will be the sole general partner of the Special Purpose Subsidiary. The net proceeds from the Bridge Loan will be utilized to repay certain indebtedness in connection with the Reorganization. The Special Purpose Subsidiary may issue certain First Mortgage Bonds, the net proceeds of which will be utilized to repay the Bridge Loan. Moreover, the Company has entered into commitment letters pursuant to which it intends to borrow an aggregate of up to $147.5 million from various lenders which will be used for property acquisitions and for general corporate purposes. Such commitments include (i) an approximate $100 million revolving credit line, which will accrue interest at a variable rate and will be secured by certain Communities and communities from Flournoy Properties Group, and (ii) an approximate $47.5 million term loan which will accrue interest at a fixed rate, will mature in 2004, and will be secured by certain Communities and communities from Flournoy Properties Group.

In connection with the Reorganization, the Company and its operating partnership are obligated under the Plan of Reorganization to repay at the time of closing certain indebtedness of Flournoy Properties Group, which at September 30, 1997 totaled approximately $213.1, and shall assume (either expressly or by operation of law) certain indebtedness of Flournoy Properties Group, which at September 30, 1997 totaled approximately $93.3 million.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

Capital expenditures on property improvements and expansion projects for 1997 are currently planned at approximately $34.5 million, including $13.6 million for the development of new units and $6.7 million to bring the acquired properties to Mid-America standard during the stabilization period. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Company's credit line.

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

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.   Exhibits or Reports on Form 8-K

      (a)  Exhibits

      None.

      (b)  Reports on Form 8-K



  Form    Events Reported                 Financial Statements    Date of Report   Date Filed
--------  ----------------------------    ---------------------   --------------   ----------
 8-K(A)   Filing of audited statements    Historical Summary of      7-29-97        7-29-97
          related to purchase of          Gross Income and
          Oaks at Deerwood Apartments.    Operating Expenses.

 8-K      Purchase consummation of                N/A                8-19-97        8-19-97
          Austin Chase Apartments.

 8-K      Announcement of merger              To be filed.           9-19-97        9-19-97
          between Registrant and
          Flournoy Development
          Company.  Agreement and
          Plan of Reorganization was
          attached.

 8-K     Information regarding the        Audited historical        9-17-97         9-30-97
         business and properties of       financials of FDC,
         Flournoy Development             unaudited historical
         Company ("FDC").                 financials of FDC, and
                                          unaudited pro forma
                                          financials of Registrant.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:  November 10, 1997             /s/ H. ERIC BOLTON
       ----------------------        --------------------------
                                         H. Eric Bolton
                                         President and Chief Operating Officer
                                        (Principal Officer)



Date:  November 10, 1997             /s/ SIMON R.C. WADSWORTH
       ----------------------        ---------------------------
                                         Simon R.C. Wadsworth
                                         Executive Vice President
                                        (Principal Financial and
                                         Accounting Officer)