Form 10-Q/A
period 1997-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-02-04
CIK 912595

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

This Form 10-Q has been amended to exclude pro forma financial data.



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

                    PART 1.  Financial Information
                               ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

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

                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  February 4, 1998             /s/ GEORGE E. CATES
     --------------------           ---------------------------------
                                    George E. Cates
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 4, 1998             /s/ SIMON R.C. WADSWORTH
     --------------------           ---------------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)