Form 10-Q/A
period 1997-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-02-04
CIK 912595

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

The attached form 10-Q has been amended to exclude pro forma financial data.


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

                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  February 4, 1998             /s/ George E. Cates
     ------------------             ---------------------------------
                                    George E. Cates
                                    Chief Executive Officer
                                    (Principal Officer)


Date:  February 4, 1998             /s/ SIMON R.C. WADSWORTH
     ------------------             ---------------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)