Form 10-K
period 1997-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-03-31
CIK 912595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

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

                                                  Name of Exchange
             Title of Each Class                 on Which Registered
   Common Stock, par value $.01 per share          New York Stock
                                                      Exchange
  Series A Cumulative Preferred Stock, par         New York Stock
            value $.01 per share                      Exchange
 Series B Cumulative Preferred Stock, Series       New York Stock
         B, par value $.01 per share                  Exchange

    Securities registered pursuant to Section 12 (g) of the Act:
                                None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                [ X ]  [  ] No
                                                     Yes
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this
Form 10-K.                                                  [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($28.19 per share), as reported on the New York Stock Exchange, on March 13,
1998) was approximately $469,000,000 ( for purposes of this calculation, directors and executive officers are treated as affiliates).

The number of shares outstanding of the Registrant's Common Stock as of March 13, 1998, was 18,553,931 shares, of which approximately
1,923,087 were held by affiliates.

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
       Form 8-K

                                 PART I

ITEM 1.  BUSINESS

THE COMPANY

Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust, ("REIT") ("UPREIT") which owns and operates 115 apartment communities containing 30,912
apartment  units  in  13  states  (the  "Communities"),  has   2,660
apartment units under construction in 7 new communities and 5 additions to existing communities, and a further 804 apartment units in various stages of development. The Company has entered into definitive agreements to acquire three additional apartment communities containing 624 apartment units, of which negotiations are still in progress.

Founded in 1977 by George E. Cates, the Company's Chairman of the Board of Directors and Chief Executive Officer, the Company's predecessor grew from an operator of a single 252-unit apartment community in Memphis, Tennessee into a fully-integrated owner and operator of 5,580 apartment units in 22 apartment communities in four southeastern states immediately prior to the Company's initial public offering in February 1994 (the "Initial Offering"). Since the Initial Offering, the Company's portfolio has increased by 93 apartment communities containing 25,332 apartment units, including
1) 12 apartment communities containing 3,212 apartment units acquired in the Company's merger with America First REIT, Inc. ("AFR") in June 1995 (the "AFR Merger") for an aggregate value of approximately $111 million (as measured by Common Stock issued and AFR debt assumed) and 2) 30 apartment communities containing 7,691 apartments acquired in the company's merger with Flournoy Development Company and related partnerships ("FDC") on November 25, 1997 (the "FDC Merger") for an aggregate value of $423 million. The FDC Merger resulted in the establishment of Flournoy Service Corporation ("FSC"), the name of which was later changed to Flournoy Development Corporation, of which the Company owns 100% of the non-voting common stock, specifically to own and operate the third-party construction, brokerage and management activities formerly conducted by FDC. At least 95% of the after tax cash flow after intercompany interest expense of this subsidiary is distributed to Mid-America Apartments, L.P., a Tennessee limited partnership (the "Operating Partnership") through its ownership of the non-voting common stock in FSC, with the 5% balance to the owners of FSC's common stock, consisting of Mr. Cates and John F. Flournoy, the Vice-Chairman of the Company. FSC did not make a distribution to Messrs. Cates and Flournoy in 1997 and does not currently anticipate a distribution in 1998. The operations of FSC include the management of 43 properties with 4,971 apartment units owned by third party investors, and the development and construction of properties for third parties. The Company believes that this structure is permitted under the terms of the Internal Revenue Code and also provides the most economic benefit to its shareholders.

The Company's business is conducted principally through the Operating Partnership. The Company is the sole general partner of the Operating Partnership, holding, as of December 31, 1997, 181,844 Common Units or a 1% general partnership interest in the Operating Partnership. The Company's wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 1997, held 15,736,248 Common Units, or 81.1% of all outstanding Common Units.

In connection with the formation of the Operating Partnership and the Initial Offering, the Operating Partnership issued 2,460,413 Common Units to the former owners of Communities contributed to the Operating Partnership. The Common Units held by such former owners are redeemable by the holders, at their option, for shares of Common Stock on a one-for-one basis or, at the Company's option, for cash. The Company has filed a shelf registration statement relating to the offer and sale of the Common Units by the holders thereof. As of December 31, 1997, such former owners held 2,384,097 Common Units. In subsequent transactions and acquisitions of properties, including in the FDC Merger, an additional 553,205 Common Units have been issued, resulting in a total of 2,937,302 Common Units being owned by outside investors.

Certain Communities are owned by limited partnerships of which the Operating Partnership and the Company or a wholly owned qualified REIT subsidiary are the only partners. The Company, directly or through seven wholly owned qualified REIT subsidiaries, owns 19 Communities. The Company also has established Mid-America Capital Partners, L.P., a single-purpose entity formed in 1997 to own 26 apartment communities containing 5,947 apartment units, of which the Operating Partnership owns a 99% limited partnership interest and the Company, through a subsidiary, owns a 1% General Partnership interest

OPERATING PHILOSOPHY

MID-SIZE MARKET FOCUS. The Company focuses on owning, operating, developing, constructing and acquiring apartment communities in mid-size southeastern and Texas cities. The Company believes that these markets generally have been less susceptible to apartment overbuilding during past real estate investment cycles, and the Company believes that apartment communities in these markets offer attractive long-term investment returns. The Company seeks to develop and acquire apartment communities in its existing markets and selected new markets where it believes there is less competition for acquisitions or new construction from other well-capitalized buyers. The Company believes it can acquire apartment units at a significant discount to estimated replacement cost in these markets and through its experience construct and develop apartments at a reasonable investment cost to generate higher returns on investment than is available in large metropolitan areas.

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

EXTERNAL GROWTH STRATEGY. The Company's external growth strategy is to acquire and develop additional apartment units and, when apartment communities no longer meet the Company's long-term strategic objectives or investment return goals, to dispose of those Communities. Through the Company's umbrella partnership REIT
("UPREIT") structure, the Company has the ability to acquire apartment communities through the issuance of UPREIT Units in tax-deferred exchanges with owners of such properties. Since the Initial Offering, the Company has grown by 25,332 apartment units, an increase of approximately 454% over the number of apartment units immediately prior to the Initial Offering. Typical attributes of apartment communities which the Company seeks to acquire are:

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

The Company develops new apartments when it believes it can achieve an attractive return on investment substantially above the rate of return of acquisitions. In November the Company acquired, through the FDC Merger, Flournoy Development Company, a builder and developer of multifamily apartments with 30 years of experience owning, managing, developing and building apartments. As a result of this merger, the Company has significantly expanded its commitment to new development. The Company has established higher investment return criteria for new development than it maintains for acquisitions and generally expects that its new development program will generate higher stabilized returns on investment than most acquisition opportunities. Since the Initial Offering, the Company has completed the following development projects:

* 122 apartment units constructed at the Woods of Post House in Jackson, Tennessee in close proximity to three other Communities;

* 24 additional apartment units at the Reflection Pointe apartment community in Jackson, Mississippi; and

* 32 additional apartment units at the Park Haywood apartment community in Greenville, South Carolina.

In 1997, the Company substantially completed construction of a 234-unit expansion of the 384-unit Lincoln on the Green apartment community at the Tournament Players' Club at Southwind in Memphis, Tennessee. The development of expansion for Lincoln on the Green was managed successfully and began by Flournoy Development Company prior to the merger with the Company. The Company currently has a development pipeline of 3,466 apartments that are in various stages of construction and development, of which 1,690 are anticipated to be completed in 1998. It is likely that additional opportunities will be identified for development in late 1998 and 1999.

COMPLETED ACQUISITIONS. During 1997, the Company acquired the following apartment communities (the "Completed Acquisitions") containing an aggregate of 3,314 apartment units (dollars in millions):

                                     NUMBER
                                       OF      DATE OF     CONTRACT
PROPERTY           MARKET             UNITS  ACQUISITION   PRICE (1)
----------------   ----------------  ------  -----------  ----------
Howell Commons     Greenville, SC       348     1/15/97      $  13.0
Balcones Woods     Austin, TX           384     3/18/97         15.8
Westside Creek I   Little Rock, AR      142     3/28/97          6.1
Fairways at
     Hartland      Bowling Green, KY    240     3/31/97         10.4
Woodhollow         Jacksonville, FL     450     4/10/97         16.7
The Woods          Austin, TX           278     4/15/97         10.0
Hunters' Ridge     Jacksonville, FL     336     5/29/97         15.2
Austin Chase       Macon, GA            256      8/5/97         14.0
Westside Creek II  Little Rock, AR      166     9/24/97          6.5
Woodwinds          Aiken, SC            144     9/30/97          5.0
Hermitage at
     Beechtree     Cary, NC             194     11/3/97          8.9
Sterling Ridge     Augusta, GA          192    11/13/97          7.7
Colony at
     South Park    Aiken, SC            184    11/25/97          7.5
                                      -----                  -------
Total                                 3,314                  $ 136.8
                                      =====                  =======

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

RECENT DEVELOPMENTS

RECENT  ACQUISITIONS

Since December 31, 1997, the Company has acquired the following apartment communities (the "Recent Acquisitions") containing an aggregate of 392 apartment units (dollars in millions):

                             NUMBER   ACQUISITION CONTRACT
PROPERTY         MARKET     OF UNITS     DATE       PRICE
----------   -------------- --------  ----------- --------
Walden Run   McDonough, GA    240        2/5/98    $ 13.4
Van Mark     Huntsville, AL   152       2/26/98       5.1
                            --------              --------
    Total                     392                  $ 18.5
                            ========              ========

The Company funded the cash required to consummate the Recent Acquisitions with borrowings under the Company's bank line of credit.

PROPOSED ACQUISITIONS

The Company has entered into definitive agreements to purchase the 200-unit Eagle Ridge apartments in Birmingham, Alabama, the 204-unit Village Apartments at Carrollwood in Tampa, Florida and the 220-unit Georgetown Grove Apartments in Savannah, Georgia. The Company plans to fund the cash required to consummate the Proposed Acquisitions with issuance of Umbrella Partnership units, borrowings under the Credit Line and assumption of existing mortgages. There are remaining issues to negotiate on these contracts and there can be no assurance that these acquisitions will close.

DEVELOPMENT

The  Company's  Board of Directors has approved the  development  of
three   apartment   communities  totaling  702  units   located   in
Montgomery, Alabama, Murfreesboro, Tennessee, and Panama City, Florida; the Board has also approved the development of a 124-unit addition to the Company's St Augustine property in Jacksonville, Florida. The total estimated cost of these projects is $50.5 million to be invested in 1998 and 1999.

The Company has a total of 1,762 apartments in pre-development or in-depth feasibility review. If all these are developed, together with the 1,070 apartments under construction and the 634 apartments under construction and lease-up, the total planned investment in new development in 1998 is $118 million, with an additional $70 million to complete the projects in 1999. The Company has several additional projects in earlier stages of feasibility study, and it anticipates that the additional apartment communities will be approved for development later in 1998 which will require additional funding in 1999.


DISTRIBUTION INCREASE

In January 1998, the Company raised its quarterly distribution to common shareholders from $.535 per share to $.55 per share, effective with its distribution paid on January 30, 1998.




ITEM 2.  PROPERTIES

The Company seeks to acquire and develop apartment communities appealing to middle and upper income residents in mid-size cities in the southeastern United States and Texas. Approximately 71% of the
Company's   apartment  units  are  located  in   Georgia,   Florida,
Tennessee, and Texas markets. The Company's strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively "reposition" many of the apartment communities it acquires to raise occupancy levels and per unit average rentals. The average age of the Communities at December 31, 1997 was 12.2 years. The following table sets forth certain operating data regarding the Company for the periods indicated excluding development communities.


                                        1997       1996        1995
                                      -------    -------     -------
Apartment units at year end            30,468     19,280      18,219

Average monthly rental per
   apartment unit at year end           $568       $529        $508

Average occupancy for the year          93.9%      95.4%      95.2%







The following table presents information concerning the properties at December 31, 1997:



                                                                    Year
                                                        Year     Management
Property                       Location              Completed   Commenced

Paddock Club-Huntsville        Huntsville, AL           1989        1997

Calais Forest                  Little Rock, AR          1987        1994
Napa Valley                    Little Rock, AR          1984        1996
Westside Creek I               Little Rock, AR          1984        1997
Westside Creek II              Little Rock, AR          1986        1997
Whispering Oaks                Little Rock, AR          1978        1994


Tiffany Oaks                   Altamonte Springs, FL    1985        1996
Marsh Oaks                     Atlantic Beach, FL       1986        1995
Paddock Club - Brandon         Brandon, FL              1997        1997
Anatole                        Daytona Beach, FL        1986        1995
Cooper's Hawk                  Jacksonville, FL         1987        1995
Hunter's Ridge at Deerwood     Jacksonville, FL         1987        1997
Lakeside                       Jacksonville, FL         1985        1996
Paddock Club-Jacksonville I    Jacksonville, FL         1989        1997
Paddock Club-Jacksonville II   Jacksonville, FL         1996        1997
Paddock Club-JacksonvilleIII   Jacksonville, FL         1997        1997
St. Augustine                  Jacksonville, FL         1987        1995
Woodbridge at the Lake         Jacksonville, FL         1985        1994
Woodhollow                     Jacksonville, FL         1986        1997
Paddock Club-Lakeland I        Lakeland, FL             1988        1997
Paddock Club-Lakeland II       Lakeland, FL             1990        1997
Savannahs at James Landing     Melbourne, FL            1990        1995
Paddock Park-Ocala I           Ocala, FL                1986        1997
Paddock Park-Ocala II          Ocala, FL                1988        1997
Paddock Club-Tallahassee I     Tallahassee, FL          1990        1997
Paddock Club-Tallahassee II    Tallahassee, FL          1995        1997
Belmere                        Tampa, FL                1984        1994
Sailwinds at Lake Magdalene    Tampa, FL                1975        1994


Hidden Oaks I                  Albany, GA               1979        1997
Hidden Oaks II                 Albany, GA               1980        1997
Regency Club                   Albany, GA               1983        1997
High Ridge                     Athens, GA               1987        1997
Shenandoah Ridge               Augusta, GA           1975/1984      1994
Sterling Ridge                 Augusta, GA              1986        1997
Westbury Creek                 Augusta, GA              1984        1997
Fountain Lake                  Brunswick, GA            1983        1997
Park Walk                      College Park, GA         1985        1997
2000 Wynnton                   Columbus, GA             1983        1997
Riverwind                      Columbus, GA             1983        1997
Whisperwood                    Columbus, GA           1980-86       1997
Whisperwood Spa & Club         Columbus, GA             1988        1997
Willow Creek                   Columbus, GA           1968-78       1997
Hollybrook                     Dalton, GA               1972        1994
Whispering Pines I             LaGrange, GA             1982        1997
Whispering Pines II            LaGrange, GA             1984        1997
Westbury Springs               Lilburn, GA              1983        1997
Austin Chase                   Macon, GA                1996        1997
The Vistas                     Macon, GA                1985        1997
Wildwood I                     Thomasville, GA          1980        1997
Wildwood II                    Thomasville, GA          1984        1997
Hidden Lake I                  Union City, GA           1985        1997
Hidden Lake II                 Union City, GA           1987        1997
Three Oaks I                   Valdosta, GA             1983        1997
Three Oaks II                  Valdosta, GA             1984        1997
Southland Station I            Warner Robins, GA        1987        1997
Southland Station II           Warner Robins, GA        1990        1997
Terraces at Towne Lake         Woodstock, GA            1997        1997


Fairways at Hartland           Bowling Green, KY        1996        1997
Paddock Club Florence          Florence, KY             1994        1997
Lakepointe                     Lexington, KY            1986        1994
Mansion, The                   Lexington, KY            1987        1994
Village, The                   Lexington, KY            1989        1994
Stonemill Village              Louisville, KY           1985        1994


Canyon Creek                   St. Louis, MO            1987        1994

Riverhills                     Grenada, MS              1972        1985
Advantages, The                Jackson, MS              1984        1991
Crosswinds                     Jackson, MS           1988/1989      1996
Lakeshore Landing              Jackson, MS              1974        1994
Pear Orchard                   Jackson, MS              1985        1994
Pine Trails                    Jackson, MS              1978        1988
Reflection Pointe              Jackson, MS              1986        1988
Somerset Place                 Jackson, MS              1981        1995
Woodridge                      Jackson, MS              1987        1988


Hermitage at Beechtree         Cary, NC                 1988        1997
Woodstream                     Greensboro, NC           1983        1994
Corners, The                   Winston-Salem, NC        1982        1993


Fairways at Royal Oak          Cincinnati, OH           1988        1994

Colony at Southpark            Aiken, SC              1989/91       1997
Woodwinds                      Aiken, SC                1988        1997
Tanglewood                     Anderson, SC             1980        1994
The Fairways                   Columbia, SC             1992        1994
Paddock Club-Columbia I        Columbia, SC             1989        1997
Paddock Club-Columbia II       Columbia, SC             1995        1997
Highland Ridge                 Greenville, SC           1984        1995
Howell Commons                 Greenville, SC         1986/88       1997
Paddock Club - Greenville      Greenville, SC           1996        1997
Park Haywood                   Greenville, SC           1983        1993
Spring Creek                   Greenville, SC           1984        1995
Runaway Bay                    Mt. Pleasant, SC         1988        1995
Park Place                     Spartanburg, SC          1987        1997


Hamilton Pointe                Chattanooga, TN          1989        1992
Hidden Creek                   Chattanooga, TN          1987        1988
Steeplechase                   Chattanooga, TN          1986        1991
Windridge                      Chattanooga, TN          1984        1997
Oaks, The                      Jackson, TN              1978        1993
Post House Jackson             Jackson, TN              1987        1989
Post House North               Jackson, TN              1987        1989
Williamsburg Village           Jackson, TN              1987        1994
Woods at Post House            Jackson, TN              1995        1995
Cedar Mill                     Memphis, TN           1973/1986   1982/1994
Clearbrook Village             Memphis, TN              1974        1987
Crossings                      Memphis, TN              1974        1991
EastView                       Memphis, TN              1974        1984
Glen Eagles                    Memphis, TN              1975        1990
Greenbrook                     Memphis, TN              1986        1988
Hickory Farm                   Memphis, TN              1985        1994
Kirby Station                  Memphis, TN              1978        1994
Lincoln on the Green           Memphis, TN              1988        1994
Lincoln on the Green II        Memphis, TN              1997        1997
McKellar Woods                 Memphis, TN              1976        1988
Park Estate                    Memphis, TN              1974        1977
River Trace I                  Memphis, TN              1981        1977
River Trace II                 Memphis, TN              1985        1977
Savannah Creek                 Memphis, TN (8)          1989        1996
Sutton Place                   Memphis, TN (8)          1991        1996
Winchester Square              Memphis, TN              1973        1977
Brentwood Downs                Nashville, TN            1986        1994
Park at Hermitage              Nashville, TN            1987        1995


Balcones Woods                 Austin, TX               1983        1997
Stassney Woods                 Austin, TX               1985        1995
Travis Station                 Austin, TX               1987        1995
Woods                          Austin, TX               1977        1997
Redford Park                   Conroe, TX               1984        1994
Celery Stalk                   Dallas, TX               1978        1994
Lodge at Timberglen            Dallas, TX               1984        1994
MacArthur Ridge                Irving, TX               1991        1994
Westborough                    Katy, TX                 1984        1994
Lane at Towne Crossing         Mesquite, TX             1983        1994
Cypresswood Court              Spring, TX               1984        1994
Green Tree Place               Woodlands, TX            1984        1994


Township                       Hampton, VA              1987        1995
Total



                                                                Approximate   Average
                                                                  Rentable      Unit
                                                       Number       Area        Size
Property                       Location               Of Units  (Square Ft.)(Square Ft.)

Paddock Club-Huntsville        Huntsville, AL               200     211,576    1,058

Calais Forest                  Little Rock, AR              260     194,928     750
Napa Valley                    Little Rock, AR              240     183,216     763
Westside Creek I               Little Rock, AR              142     148,030    1,042
Westside Creek II              Little Rock, AR              166     156,646     944
Whispering Oaks                Little Rock, AR              206     192,422     934
                                                          1,014     875,242     863

Tiffany Oaks                   Altamonte Springs, FL        288     234,224     813
Marsh Oaks                     Atlantic Beach, FL           120      93,280     777
Paddock Club - Brandon         Brandon, FL                  308     358,600    1,164
Anatole                        Daytona Beach, FL            208     149,136     717
Cooper's Hawk                  Jacksonville, FL             208     218,400    1,050
Hunter's Ridge at Deerwood     Jacksonville, FL             336     294,888     878
Lakeside                       Jacksonville, FL             416     344,192     827
Paddock Club-Jacksonville I    Jacksonville, FL             200     216,016    1,080
Paddock Club-Jacksonville II   Jacksonville, FL             120     132,280    1,102
Paddock Club-JacksonvilleIII   Jacksonville, FL             120     130,544    1,088
St. Augustine                  Jacksonville, FL             400     304,400     761
Woodbridge at the Lake         Jacksonville, FL             188     166,000     883
Woodhollow                     Jacksonville, FL             450     342,162     760
Paddock Club-Lakeland I        Lakeland, FL                 200     217,704    1,089
Paddock Club-Lakeland II       Lakeland, FL                 264     283,365    1,073
Savannahs at James Landing     Melbourne, FL                256     238,592     932
Paddock Park-Ocala I           Ocala, FL                    200     202,282    1,011
Paddock Park-Ocala II          Ocala, FL                    280     290,496    1,037
Paddock Club-Tallahassee I     Tallahassee, FL              192     208,000    1,083
Paddock Club-Tallahassee II    Tallahassee, FL              112     124,720    1,114
Belmere                        Tampa, FL                    210     202,440     964
Sailwinds at Lake Magdalene    Tampa, FL                    798     667,084     836
                                                          5,874   5,418,805     923

Hidden Oaks I                  Albany, GA                   128     132,096    1,032
Hidden Oaks II                 Albany, GA                   112     114,624    1,023
Regency Club                   Albany, GA                   100      80,200     802
High Ridge                     Athens, GA                   160     186,608    1,166
Shenandoah Ridge               Augusta, GA                  272     222,800     819
Sterling Ridge                 Augusta, GA                  192     156,232     814
Westbury Creek                 Augusta, GA                  120     106,998     892
Fountain Lake                  Brunswick, GA                100     118,046    1,180
Park Walk                      College Park, GA             124     112,776     909
2000 Wynnton                   Columbus, GA                  72      66,056     917
Riverwind                      Columbus, GA                  44      40,304     916
Whisperwood                    Columbus, GA                 506     610,876    1,207
Whisperwood Spa & Club         Columbus, GA                 348     380,044    1,092
Willow Creek                   Columbus, GA                 285     246,668     866
Hollybrook                     Dalton, GA                   158     188,640    1,194
Whispering Pines I             LaGrange, GA                 120     123,904    1,033
Whispering Pines II            LaGrange, GA                  96      98,572    1,027
Westbury Springs               Lilburn, GA                  150     137,744     918
Austin Chase                   Macon, GA                    256     293,016    1,144
The Vistas                     Macon, GA                    144     153,792    1,068
Wildwood I                     Thomasville, GA              120     123,904    1,033
Wildwood II                    Thomasville, GA               96     101,152    1,054
Hidden Lake I                  Union City, GA               160     171,192    1,070
Hidden Lake II                 Union City, GA               160     154,000     963
Three Oaks I                   Valdosta, GA                 120     123,904    1,033
Three Oaks II                  Valdosta, GA                 120     129,200    1,077
Southland Station I            Warner Robins, GA            160     186,704    1,167
Southland Station II           Warner Robins, GA            144     168,704    1,172
Terraces at Towne Lake         Woodstock, GA                264     286,968    1,087
                                                          4,831   5,015,724     979

Fairways at Hartland           Bowling Green, KY            240     251,180    1,047
Paddock Club Florence          Florence, KY                 200     207,036    1,035
Lakepointe                     Lexington, KY                118      90,614     768
Mansion, The                   Lexington, KY                184     138,720     754
Village, The                   Lexington, KY                252     182,716     725
Stonemill Village              Louisville, KY               384     324,008     844
                                                          1,378   1,194,274     867

Canyon Creek                   St. Louis, MO                320     312,592     977

Riverhills                     Grenada, MS                   96      81,942     854
Advantages, The                Jackson, MS                  252     199,136     790
Crosswinds                     Jackson, MS                  360     443,200    1,231
Lakeshore Landing              Jackson, MS                  196     171,156     873
Pear Orchard                   Jackson, MS                  389     338,400     870
Pine Trails                    Jackson, MS                  120      98,560     821
Reflection Pointe              Jackson, MS                  296     254,856     861
Somerset Place                 Jackson, MS                  144     126,848     881
Woodridge                      Jackson, MS                  192     175,034     912
                                                          2,045   1,889,132     924

Hermitage at Beechtree         Cary, NC                     194     169,776     875
Woodstream                     Greensboro, NC               304     217,186     714
Corners, The                   Winston-Salem, NC            240     173,496     723
                                                            738     560,458     759

Fairways at Royal Oak          Cincinnati, OH               214     214,477    1,002

Colony at Southpark            Aiken, SC                    184     174,800     950
Woodwinds                      Aiken, SC                    144     165,188    1,147
Tanglewood                     Anderson, SC                 168     146,600     873
The Fairways                   Columbia, SC                 240     213,720     891
Paddock Club-Columbia I        Columbia, SC                 200     218,872    1,094
Paddock Club-Columbia II       Columbia, SC                 136     144,720    1,064
Highland Ridge                 Greenville, SC               168     144,000     857
Howell Commons                 Greenville, SC               348     292,840     841
Paddock Club - Greenville      Greenville, SC               208     212,104    1,020
Park Haywood                   Greenville, SC               208     156,776     754
Spring Creek                   Greenville, SC               208     182,000     875
Runaway Bay                    Mt. Pleasant, SC             208     177,840     855
Park Place                     Spartanburg, SC              184     195,312    1,061
                                                          2,604   2,424,772     931

Hamilton Pointe                Chattanooga, TN              362     256,716     711
Hidden Creek                   Chattanooga, TN              300     259,152     864
Steeplechase                   Chattanooga, TN              108      98,602     913
Windridge                      Chattanooga, TN              174     238,704    1,372
Oaks, The                      Jackson, TN                  100      87,512     875
Post House Jackson             Jackson, TN                  150     163,640    1,091
Post House North               Jackson, TN                  144     144,724    1,005
Williamsburg Village           Jackson, TN                  148     121,412     820
Woods at Post House            Jackson, TN                  122     118,922     975
Cedar Mill                     Memphis, TN                  276     297,794    1,079
Clearbrook Village             Memphis, TN                  176     150,400     855
Crossings                      Memphis, TN                   80      89,968    1,125
EastView                       Memphis, TN                  432     356,480     825
Glen Eagles                    Memphis, TN                  184     189,560    1,030
Greenbrook                     Memphis, TN                1,031     934,490     906
Hickory Farm                   Memphis, TN                  200     150,256     751
Kirby Station                  Memphis, TN                  371     310,173     836
Lincoln on the Green           Memphis, TN                  384     293,664     765
Lincoln on the Green II        Memphis, TN                  182     241,280    1,031
McKellar Woods                 Memphis, TN                  624     589,776     945
Park Estate                    Memphis, TN                   82      95,751    1,182
River Trace I                  Memphis, TN                  244     205,780     843
River Trace II                 Memphis, TN                  196     194,864     994
Savannah Creek                 Memphis, TN (8)              204     237,200    1,162
Sutton Place                   Memphis, TN (8)              252     267,600    1,062
Winchester Square              Memphis, TN                  252     301,409    1,196
Brentwood Downs                Nashville, TN                286     220,166     770
Park at Hermitage              Nashville, TN                440     392,480     892
                                                          7,504   7,008,475     934

Balcones Woods                 Austin, TX                   384     313,756     817
Stassney Woods                 Austin, TX                   288     248,832     864
Travis Station                 Austin, TX                   304     249,888     822
Woods                          Austin, TX                   278     213,970     770
Redford Park                   Conroe, TX                   212     153,744     725
Celery Stalk                   Dallas, TX                   410     552,220    1,347
Lodge at Timberglen            Dallas, TX                   260     226,124     870
MacArthur Ridge                Irving, TX                   248     210,393     848
Westborough                    Katy, TX                     274     197,264     720
Lane at Towne Crossing         Mesquite, TX                 384     277,616     723
Cypresswood Court              Spring, TX                   208     160,672     772
Green Tree Place               Woodlands, TX                200     152,168     761
                                                          3,450   2,956,647     766

Township                       Hampton, VA                  296     248,048     838
Total                                                    30,468  28,082,174     910



                                                      Average     Average
                                                      Rent Per   Occupancy
                                                      Unit at      %  at
                                                    December 31,December 31,
Property                       Location                 1997        1997

Paddock Club-Huntsville        Huntsville, AL          $595        96.0%

Calais Forest                  Little Rock, AR         $561        96.2%
Napa Valley                    Little Rock, AR         $543        90.0%
Westside Creek I               Little Rock, AR         $631        93.7%
Westside Creek II              Little Rock, AR         $589        95.2%
Whispering Oaks                Little Rock, AR         $500        94.2%
                                                       $559        93.8%

Tiffany Oaks                   Altamonte Springs, FL   $563        97.9%
Marsh Oaks                     Atlantic Beach, FL      $525        98.3%
Paddock Club - Brandon         Brandon, FL             $747        97.0%
Anatole                        Daytona Beach, FL       $544        97.6%
Cooper's Hawk                  Jacksonville, FL        $644        96.6%
Hunter's Ridge at Deerwood     Jacksonville, FL        $570        93.8%
Lakeside                       Jacksonville, FL        $559        91.8%
Paddock Club-Jacksonville I    Jacksonville, FL        $704        90.0%
Paddock Club-Jacksonville II   Jacksonville, FL        $728        95.0%
Paddock Club-JacksonvilleIII   Jacksonville, FL        $751        59.0%
St. Augustine                  Jacksonville, FL        $528        90.3%
Woodbridge at the Lake         Jacksonville, FL        $593        95.2%
Woodhollow                     Jacksonville, FL        $566        92.9%
Paddock Club-Lakeland I        Lakeland, FL            $648        97.0%
Paddock Club-Lakeland II       Lakeland, FL            $650        96.0%
Savannahs at James Landing     Melbourne, FL           $575        96.9%
Paddock Park-Ocala I           Ocala, FL               $603        94.0%
Paddock Park-Ocala II          Ocala, FL               $653        94.0%
Paddock Club-Tallahassee I     Tallahassee, FL         $660        94.0%
Paddock Club-Tallahassee II    Tallahassee, FL         $679        86.0%
Belmere                        Tampa, FL               $603        98.1%
Sailwinds at Lake Magdalene    Tampa, FL               $533        96.9%
                                                       $601        94.1%

Hidden Oaks I                  Albany, GA              $430        95.0%
Hidden Oaks II                 Albany, GA              $432        96.0%
Regency Club                   Albany, GA              $388        84.0%
High Ridge                     Athens, GA              $743        96.0%
Shenandoah Ridge               Augusta, GA             $442        86.0%
Sterling Ridge                 Augusta, GA             $529        95.3%
Westbury Creek                 Augusta, GA             $540        93.0%
Fountain Lake                  Brunswick, GA           $748        81.0%
Park Walk                      College Park, GA        $623        94.0%
2000 Wynnton                   Columbus, GA            $431        96.0%
Riverwind                      Columbus, GA            $432        95.0%
Whisperwood                    Columbus, GA            $598        95.0%
Whisperwood Spa & Club         Columbus, GA            $594        95.0%
Willow Creek                   Columbus, GA            $462        92.0%
Hollybrook                     Dalton, GA              $578        93.0%
Whispering Pines I             LaGrange, GA            $553        83.0%
Whispering Pines II            LaGrange, GA            $552        94.0%
Westbury Springs               Lilburn, GA             $631        99.0%
Austin Chase                   Macon, GA               $646        96.9%
The Vistas                     Macon, GA               $583        90.0%
Wildwood I                     Thomasville, GA         $470        98.0%
Wildwood II                    Thomasville, GA         $509        98.0%
Hidden Lake I                  Union City, GA          $626        95.0%
Hidden Lake II                 Union City, GA          $616        90.0%
Three Oaks I                   Valdosta, GA            $519        92.0%
Three Oaks II                  Valdosta, GA            $537        94.0%
Southland Station I            Warner Robins, GA       $603        87.0%
Southland Station II           Warner Robins, GA       $624        93.0%
Terraces at Towne Lake         Woodstock, GA           $765        96.0%
                                                       $572        93.1%

Fairways at Hartland           Bowling Green, KY       $554        92.1%
Paddock Club Florence          Florence, KY            $716        84.0%
Lakepointe                     Lexington, KY           $531        98.3%
Mansion, The                   Lexington, KY           $528        96.7%
Village, The                   Lexington, KY           $560        96.4%
Stonemill Village              Louisville, KY          $552        88.5%
                                                       $573        91.9%

Canyon Creek                   St. Louis, MO           $525        94.1%

Riverhills                     Grenada, MS             $392        85.4%
Advantages, The                Jackson, MS             $445        95.2%
Crosswinds                     Jackson, MS             $604        95.8%
Lakeshore Landing              Jackson, MS             $500        95.9%
Pear Orchard                   Jackson, MS             $547        97.2%
Pine Trails                    Jackson, MS             $491        85.8%
Reflection Pointe              Jackson, MS             $556        92.9%
Somerset Place                 Jackson, MS             $491        95.8%
Woodridge                      Jackson, MS             $513        93.2%
                                                       $524        94.3%

Hermitage at Beechtree         Cary, NC                $648        94.8%
Woodstream                     Greensboro, NC          $528        93.1%
Corners, The                   Winston-Salem, NC       $532        95.8%
                                                       $561        94.4%

Fairways at Royal Oak          Cincinnati, OH          $592        96.3%

Colony at Southpark            Aiken, SC               $548        97.0%
Woodwinds                      Aiken, SC               $580        88.2%
Tanglewood                     Anderson, SC            $515        89.9%
The Fairways                   Columbia, SC            $563        95.8%
Paddock Club-Columbia I        Columbia, SC            $689        96.0%
Paddock Club-Columbia II       Columbia, SC            $735        93.0%
Highland Ridge                 Greenville, SC          $479        95.2%
Howell Commons                 Greenville, SC          $497        95.1%
Paddock Club - Greenville      Greenville, SC          $697        84.0%
Park Haywood                   Greenville, SC          $487        92.3%
Spring Creek                   Greenville, SC          $505        96.2%
Runaway Bay                    Mt. Pleasant, SC        $655        93.8%
Park Place                     Spartanburg, SC         $601        80.0%
                                                       $574        92.4%

Hamilton Pointe                Chattanooga, TN         $455        94.2%
Hidden Creek                   Chattanooga, TN         $489        86.3%
Steeplechase                   Chattanooga, TN         $539        92.6%
Windridge                      Chattanooga, TN         $657        91.0%
Oaks, The                      Jackson, TN             $484        95.0%
Post House Jackson             Jackson, TN             $567        93.3%
Post House North               Jackson, TN             $566        95.9%
Williamsburg Village           Jackson, TN             $523        98.0%
Woods at Post House            Jackson, TN             $634        95.1%
Cedar Mill                     Memphis, TN             $552        96.7%
Clearbrook Village             Memphis, TN             $495        96.6%
Crossings                      Memphis, TN             $618        100.0%
EastView                       Memphis, TN             $490        96.3%
Glen Eagles                    Memphis, TN             $556        94.0%
Greenbrook                     Memphis, TN             $498        92.9%
Hickory Farm                   Memphis, TN             $504        97.0%
Kirby Station                  Memphis, TN             $560        98.1%
Lincoln on the Green           Memphis, TN             $586        91.4%
Lincoln on the Green II        Memphis, TN             $681        42.9%
McKellar Woods                 Memphis, TN             $443        98.4%
Park Estate                    Memphis, TN             $673        97.6%
River Trace I                  Memphis, TN             $496        95.0%
River Trace II                 Memphis, TN             $533        95.0%
Savannah Creek                 Memphis, TN (8)         $590        99.5%
Sutton Place                   Memphis, TN (8)         $566        99.2%
Winchester Square              Memphis, TN             $575        93.7%
Brentwood Downs                Nashville, TN           $633        94.1%
Park at Hermitage              Nashville, TN           $588        91.6%
                                                       $537        93.5%

Balcones Woods                 Austin, TX              $656        96.4%
Stassney Woods                 Austin, TX              $585        94.1%
Travis Station                 Austin, TX              $537        96.4%
Woods                          Austin, TX              $671        95.0%
Redford Park                   Conroe, TX              $488        90.6%
Celery Stalk                   Dallas, TX              $640        93.9%
Lodge at Timberglen            Dallas, TX              $574        94.6%
MacArthur Ridge                Irving, TX              $696        96.8%
Westborough                    Katy, TX                $502        97.4%
Lane at Towne Crossing         Mesquite, TX            $521        95.6%
Cypresswood Court              Spring, TX              $510        91.8%
Green Tree Place               Woodlands, TX           $566        94.5%
                                                       $584        94.9%

Township                       Hampton, VA             $571        88.5%
Total                                                  $566        93.6%



                                                    Encumbrances at
                                                    December 31, 1997
                                                      Mortgage
                                                     Principal    Interest    Maturity
Property                       Location               (000's)       Rate        Date

Paddock Club-Huntsville        Huntsville, AL              -(2)      -(2)        -(2)

Calais Forest                  Little Rock, AR           $5,610       8.915%   12/01/99
Napa Valley                    Little Rock, AR                          -(9)     -(9)
Westside Creek I               Little Rock, AR                          -(9)     -(9)
Westside Creek II              Little Rock, AR           $4,958       8.760%   10/01/06
Whispering Oaks                Little Rock, AR           $3,000       8.915%   12/01/99
                                                        $13,568

Tiffany Oaks                   Altamonte Springs, FL                    -(9)     -(9)
Marsh Oaks                     Atlantic Beach, FL                       -(9)     -(9)
Paddock Club - Brandon         Brandon, FL                              -(2)     -(2)
Anatole                        Daytona Beach, FL         $7,000       5.510%   12/01/27
Cooper's Hawk                  Jacksonville, FL                         -(7)     -(7)
Hunter's Ridge at Deerwood     Jacksonville, FL                         -(2)     -(2)
Lakeside                       Jacksonville, FL                         -(9)     -(9)
Paddock Club-Jacksonville I    Jacksonville, FL                         -(10)    -(10)
Paddock Club-Jacksonville II   Jacksonville, FL                         -(10)    -(10)
Paddock Club-JacksonvilleIII   Jacksonville, FL                         -(10)    -(10)
St. Augustine                  Jacksonville, FL                         -(7)     -(7)
Woodbridge at the Lake         Jacksonville, FL          $3,672         -(1)     -(1)
Woodhollow                     Jacksonville, FL         $10,149       7.500%   09/01/02
Paddock Club-Lakeland I        Lakeland, FL                             -(10)    -(10)
Paddock Club-Lakeland II       Lakeland, FL                             -(10)    -(10)
Savannahs at James Landing     Melbourne, FL                            -(7)     -(7)
Paddock Park-Ocala I           Ocala, FL                  $6,805      6.500%   10/01/08
Paddock Park-Ocala II          Ocala, FL                                -(2)     -(2)
Paddock Club-Tallahassee I     Tallahassee, FL                          -(2)     -(2)
Paddock Club-Tallahassee II    Tallahassee, FL           $4,727       8.500%   04/01/36
Belmere                        Tampa, FL                                -(9)     -(9)
Sailwinds at Lake Magdalene    Tampa, FL                $15,950       8.915%   12/01/99
                                                        $48,303

Hidden Oaks I                  Albany, GA                   -           -           -
Hidden Oaks II                 Albany, GA                $2,470       8.000%   02/01/21
Regency Club                   Albany, GA                   -           -           -
High Ridge                     Athens, GA                               -(9)     -(9)
Shenandoah Ridge               Augusta, GA                              -(9)     -(9)
Sterling Ridge                 Augusta, GA               $4,805       8.750%   04/01/17
Westbury Creek                 Augusta, GA               $3,207       7.594%   11/01/24
Fountain Lake                  Brunswick, GA             $3,005       7.750%   04/01/24
Park Walk                      College Park, GA          $3,438       6.370%   11/01/25
2000 Wynnton                   Columbus, GA                 -           -           -
Riverwind                      Columbus, GA                 -           -           -
Whisperwood                    Columbus, GA                             -(2)     -(2)
Whisperwood Spa & Club         Columbus, GA                             -(2)     -(2)
Willow Creek                   Columbus, GA                             -(9)     -(9)
Hollybrook                     Dalton, GA                $2,520       8.915%   12/01/99
Whispering Pines I             LaGrange, GA              $2,770       7.750%   01/01/23
Whispering Pines II            LaGrange, GA              $2,561       6.150%   12/01/24
Westbury Springs               Lilburn, GA               $4,307       7.500%   07/01/23
Austin Chase                   Macon, GA                $10,182       7.300%   05/01/98
The Vistas                     Macon, GA                 $4,130       6.230%   03/01/28
Wildwood I                     Thomasville, GA           $2,112       7.500%   12/01/20
Wildwood II                    Thomasville, GA           $2,046       6.573%   07/01/24
Hidden Lake I                  Union City, GA            $4,583       6.340%   12/01/26
Hidden Lake II                 Union City, GA                           -(9)     -(9)
Three Oaks I                   Valdosta, GA              $2,894       7.500%   02/01/22
Three Oaks II                  Valdosta, GA              $2,978       6.259%   07/01/24
Southland Station I            Warner Robins, GA                        -(9)     -(9)
Southland Station II           Warner Robins, GA            -           -           -
Terraces at Towne Lake         Woodstock, GA            $15,246       8.200%   01/01/37
                                                        $73,254

Fairways at Hartland           Bowling Green, KY         $4,697       8.875%   05/01/00
Paddock Club Florence          Florence, KY              $9,723       7.250%   02/01/36
Lakepointe                     Lexington, KY                            -(9)     -(9)
Mansion, The                   Lexington, KY             $4,140       8.915%   12/01/99
Village, The                   Lexington, KY                            -(9)     -(9)
Stonemill Village              Louisville, KY                           -(6)     -(6)
                                                        $18,560

Canyon Creek                   St. Louis, MO                            -(6)     -(6)

Riverhills                     Grenada, MS                 $851       7.000%   05/01/13
Advantages, The                Jackson, MS                              -(6)     -(6)
Crosswinds                     Jackson, MS                              -(9)     -(9)
Lakeshore Landing              Jackson, MS                              -(6)     -(6)
Pear Orchard                   Jackson, MS                              -(9)     -(9)
Pine Trails                    Jackson, MS               $1,357       7.000%   04/01/15
Reflection Pointe              Jackson, MS               $5,882       5.500%   12/01/27
Somerset Place                 Jackson, MS                              -(9)     -(9)
Woodridge                      Jackson, MS               $4,789       6.500%   10/01/27
                                                        $12,879

Hermitage at Beechtree         Cary, NC                                 -(9)     -(9)
Woodstream                     Greensboro, NC            $5,491       9.250%   12/01/98
Corners, The                   Winston-Salem, NC         $4,306       7.850%   06/15/03
                                                         $9,797

Fairways at Royal Oak          Cincinnati, OH                           -(9)     -(9)

Colony at Southpark            Aiken, SC                    -           -           -
Woodwinds                      Aiken, SC                 $3,532       8.840%   06/01/05
Tanglewood                     Anderson, SC              $2,576       7.600%   11/15/02
The Fairways                   Columbia, SC              $7,641       8.500%   03/01/33
Paddock Club-Columbia I        Columbia, SC                             -(2)     -(2)
Paddock Club-Columbia II       Columbia, SC                             -(2)     -(2)
Highland Ridge                 Greenville, SC                           -(3)     -(3)
Howell Commons                 Greenville, SC                           -(9)     -(9)
Paddock Club - Greenville      Greenville, SC                           -(2)     -(2)
Park Haywood                   Greenville, SC                           -(9)     -(9)
Spring Creek                   Greenville, SC                           -(3)     -(3)
Runaway Bay                    Mt. Pleasant, SC                         -(3)     -(3)
Park Place                     Spartanburg, SC                          -(9)     -(9)
                                                        $13,749

Hamilton Pointe                Chattanooga, TN                          -(6)     -(6)
Hidden Creek                   Chattanooga, TN                          -(6)     -(6)
Steeplechase                   Chattanooga, TN                          -(9)     -(9)
Windridge                      Chattanooga, TN           $5,558       6.314%   12/01/24
Oaks, The                      Jackson, TN                              -(6)     -(6)
Post House Jackson             Jackson, TN               $5,140       8.170%   10/01/27
Post House North               Jackson, TN               $3,680       5.750%   09/01/25
Williamsburg Village           Jackson, TN                              -(9)     -(9)
Woods at Post House            Jackson, TN               $5,313       7.250%   09/01/35
Cedar Mill                     Memphis, TN               $2,487         -(4)     -(4) & (6)
Clearbrook Village             Memphis, TN               $1,162       9.000%   05/01/08
Crossings                      Memphis, TN                              -(6)     -(6)
EastView                       Memphis, TN               $3,286       8.630%   12/01/99
Glen Eagles                    Memphis, TN                              -(6)     -(6)
Greenbrook                     Memphis, TN              $15,477         -(5)     -(5)
Hickory Farm                   Memphis, TN                              -(6)     -(6)
Kirby Station                  Memphis, TN                              -(9)     -(9)
Lincoln on the Green           Memphis, TN                              -(10)    -(10)
Lincoln on the Green II        Memphis, TN                  -           -           -
McKellar Woods                 Memphis, TN               $8,357         -(5)     -(5)
Park Estate                    Memphis, TN               $1,471         -(5)     -(5)
River Trace I                  Memphis, TN               $5,832       7.500%   02/01/22
River Trace II                 Memphis, TN               $5,739       6.380%   02/01/26
Savannah Creek                 Memphis, TN (8)                          -(9)     -(9)
Sutton Place                   Memphis, TN (8)                          -(9)     -(9)
Winchester Square              Memphis, TN                              -(6)     -(6)
Brentwood Downs                Nashville, TN             $6,678       8.915%   12/01/99
Park at Hermitage              Nashville, TN             $8,190       5.790%   02/01/19
                                                        $78,370

Balcones Woods                 Austin, TX                $8,986       7.630%   11/01/03
Stassney Woods                 Austin, TX                $4,825       6.600%   04/01/19
Travis Station                 Austin, TX                $4,265       6.600%   04/01/19
Woods                          Austin, TX                               -(2)     -(2)
Redford Park                   Conroe, TX                $3,000       9.006%   12/01/04
Celery Stalk                   Dallas, TX                $8,460       9.006%   12/01/04
Lodge at Timberglen            Dallas, TX                $4,740       9.006%   12/01/04
MacArthur Ridge                Irving, TX                $7,524       7.400%   08/15/98
Westborough                    Katy, TX                  $3,958       9.006%   12/01/04
Lane at Towne Crossing         Mesquite, TX              $5,696       8.750%   01/01/98
Cypresswood Court              Spring, TX                $3,330       9.006%   12/01/04
Green Tree Place               Woodlands, TX             $3,180       9.006%   12/01/04
                                                        $57,964

Township                       Hampton, VA                              -(2)     -(2)
Total                                                  $326,444


[FN]
  (1) Encumbered by two mortgages with interest rates of 7.75% and maturities of September 7, 1999 and January 1, 2004.
  (2) Encumbered by the Credit Line, with an outstanding balance of $45.2 million at December 31, 1997. The line had a variable interest rate at December 31, 1997 of 7.07%.
  (3) These three properties are encumbered by a $10.3 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.
  (4) Cedar Mill is encumbered by two mortgages with interest rates of 7.8% and 8.35%, with maturities of February 4, 2004 and July 1, 2001 and Mendenhall Townhomes with a 8.65% loan maturing July 1, 2001.
  (5) Encumbered by three mortgages with interest rates of 7.8%, 7.55% and 8.35% and maturities of February 4, 2004, July 1, 2001 and
       July 1, 2001, respectively.
  (6) These twelve properties are encumbered by a $43.4 million mortgage with a maturity of July 1, 2001 and an average interest rate of 8.65%.
  (7) These three properties are encumbered by a $16.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.
  (8) These properties are located in Desoto County, MS, a suburb of Memphis, TN. The Company considers the properties part of the Memphis, TN market.
  (9) These 26 properties are encumbered by a $140 million loan with a maturity of March 3, 2003 and an average interest rate of 6.62%.
 (10)  These six properties are encumbered by a $47.5 million mortgage.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of shareholders in November 1997 for the following purposes:

Proposal 1:    To approve an amendment to the Company's Charter to
increase the number of authorized shares of Common Stock from 20 million shares to 50 million shares.

Proposal 2:    To approve an amendment to the Company's Charter to
increase the number of authorized shares of Preferred Stock from 5 million shares to 20 million shares.

                                        Votes Cast   Votes Cast
                                        Votes Cast   Against or   Abstentions/
                                         In Favor     Withheld      Non Votes
                                        ----------   ----------   ------------
Votes cast by holders of Common Stock:
--------------------------------------

       Proposal 1                       12,648,206    2,231,956         99,670
       Proposal 2                        8,736,016    2,610,523        131,468

Votes cast by holders of 9.5%
Series A Cumulative Preferred Stock:
------------------------------------

       Proposal 2                        1,060,289       71,026         24,025





                                PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock has been listed and traded on the NYSE under the symbol "MAA" since the Initial Offering in February 1994. On March 13, 1998, the reported last sale price of the Company's common stock on the NYSE was $28.13 per share and there were approximately 1,640 holders of record of the Common Stock. The Company estimates there are approximately 16,000 beneficial owners of the Common Stock. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the NYSE and the distributions declared by the Company with respect to the periods indicated.

                              Sales Prices
                            ----------------          Dividends
                            High         Low           Declared
                         ---------   ---------        ---------
      1996:
      -----
      First Quarter      $ 26.875     $ 24.00           $ .51
      Second Quarter       26.625       25.00             .51
      Third Quarter        25.875       23.75             .51
      Fourth Quarter       28.875       24.625            .535

      1997:
      -----
      First Quarter      $ 29.750     $ 27.625            .535
      Second Quarter       28.875       25.00             .535
      Third Quarter        30.500       26.625            .535
      Fourth Quarter       30.063       26.625            .55



The Company's current annual distribution rate with respect to the Common Stock is $2.20 per share. The actual distributions made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

The Company pays a preferential regular monthly distribution on the Series A Preferred Stock issued in October 1996 and the Series B Preferred Stock issued in November 1997 at an annual rate of $2.375 per share and $2.21875 per share, respectively. No distribution may be made on the Common Stock unless all accrued distributions have been made with respect to the Series A and Series B Preferred Stock. No assurance can be given that the Company will be able to maintain its distribution rate on its Common Stock or make required distributions with respect to the Series A or Series B Preferred Stock.

In 1997, the Company implemented the DRSPP under which holders of Common Stock (and Series A and Series B Preferred Stock) may elect automatically to reinvest their distributions in additional shares of Common Stock and/or to make optional purchases of Common Stock free of brokerage commissions and charges. Shares purchased directly from the Company will be purchased at up to a 3% discount from their fair market value at the Company's discretion. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of Common Stock or repurchase Common Stock in the open market.

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



Mid - America  Apartment  Communities, Inc.
Selected  Financial  Data
(Dollars in thousands except per share and property data)



                                                                  Year Ended December 31,
                                               ----------------------------------------------------
                                                                      Historical
                                               ----------------------------------------------------
                                                                                        (Predecessor)

                                                    1997       1996      1995     1994 (1)     1993
                                               ---------  ---------  ---------  ---------  --------
Operating Data:
--------------
Total revenues                                  $139,116   $111,882    $94,963    $51,207    $26,295

Expenses:
  Property expenses  (2)                          52,404     42,570     37,954     19,484     11,316
  General and administrative                       6,602      6,154      4,851      3,613      1,402
  Interest                                        28,943     25,766     22,684     10,233      7,448
  Depreciation and amortization                   27,737     21,443     16,574      8,803      3,521
  Amortization of deferred financing costs           888        661        593        296        199
Gain on disposition of properties                   -         2,185          -          -          -
Income before minority interest in operating
   partnership income and extraordinary item      22,542     17,473     12,307      8,778      2,409
Extraordinary item                                (8,622)         -          -        485          -
Net income                                        11,227     14,260      9,810      6,944      2,542
Deferred dividends                                 5,252        990          -          -        N/A
Net income available for common shareholders      $5,975    $13,270     $9,810     $6,944        N/A

Per Share Data:
--------------
Basic and diluted:
  Before extraordinary item                       $1.05      $1.21      $1.00      $0.94        N/A
  Extraordinary item                             ($0.62)     $0.00      $0.00      $0.07        N/A
                                                  ---------------------------------------------------
  Net income available per common share           $0.43      $1.21      $1.00      $1.01        N/A
                                                 ===================================================
Dividends declared                                $2.16      $2.07      $2.01      $1.71        N/A



Balance Sheet Data:
------------------
Real estate owned, at cost                     $1,211,693   $641,893   $578,788   $434,460   $125,269
Real estate owned, net                         $1,134,704   $592,335   $549,284   $421,074    $98,029
Total assets                                   $1,194,070   $611,199   $565,267   $439,233   $104,439
Total debt                                       $632,213   $315,239   $307,939   $232,766   $105,594
Minority interest                                 $62,865    $39,238    $41,049    $43,709        N/A
Shareholders' equity (owners' deficit)           $461,500   $241,384   $202,278   $152,385    ($4,684)
Weighted average common shares (000's)            $13,897    $10,938     $9,772     $6,484        N/A

Other Data (at end of period):
-----------------------------
Market capitalization (shares and units)         $710,175   $436,739   $331,238   $295,300        N/A
Ratio of total debt to total capitalization(3)      47.1%      41.9%      48.2%      44.1%        N/A
Number of Properties                                  116         73         70         54         22
Number of apartment units                          30,579     19,280     18,219     14,333      5,580


[FN]
(1) Operating data for 1994 includes 34 days of predecessor financial information and per share data for 1994 is for the period February 4, 1994 through December 31, 1994.
(2) See discussion of the change in accounting policy during 1996 in Note 1 to the Consolidated Financial Statements.
(3) Total capitalizati on is total debt and market capitalization of preferred shares, common shares and partnership units.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1997, 1996, and 1995. This discussion should be read in conjunction with all of the financial statements included in this Annual Report on Form 10-K. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash items, primarily depreciation and amortization, less preferred stock dividends. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The Company adopted this method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

For the year ended December 31, 1997, FFO increased by approximately $8,102,000 or 22%, when compared to the year ended December 31, 1996. The increase was primarily attributable to an approximate $27,233,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company. On a per share basis, FFO increased approximately 3% from $2.66 per share for the year ended December 31, 1996 to $2.73 per share for the same period in 1997.

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


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
DECEMBER 31, 1996

During the 1997 period, the Company acquired 12 communities containing 3,314 apartment units. In addition, through the November 25, 1997 merger with Flournoy Development Company ("FDC"), the Company acquired 32 communities containing 8,641 apartment units including 950 apartment units under development. The total number of apartment units owned at December 31, 1997 was 30,468 in 115 apartment communities, compared to 19,280 in 73 communities at December 31, 1996. Average monthly rental per apartment unit increased to $549 at December 31, 1997 from $529 at December 31, 1996 for the Company's properties owned prior to the merger. For the communities owned prior to the merger, average occupancy for the years ended December 31, 1997 and 1996 was 94.5% and 95.4%, respectively. For the properties acquired through the FDC Merger, average monthly rental per apartment unit was $613 and average occupancy was 92.2% at December 31, 1997.

Total revenues for 1997 increased by approximately $27,234,000, due primarily to (i) approximately $12,743,000 from the 12 Communities acquired in 1997, (ii) approximately $5,342,000 from the 30 completed Communities acquired through the FDC Merger, (iii) approximately $6,759,000 from a full years operation of the six Communities acquired in 1996, (iii) approximately $2,113,000 from the Communities owned throughout both periods, and (iv) approximately $277,000 from The Woods at Post House in Jackson, Tennessee which completed development in the Fall of 1995 and Lincoln on the Green phase II in Memphis, Tennessee which completed development early 1998.

Property operating expenses for 1997 increased by approximately $9,834,000, due primarily to (i) approximately $4,929,000 from the 12 Communities acquired in 1997, (ii) approximately $1,938,000 from the 30 completed Communities acquired through the FDC Merger, (iii) approximately $2,298,000 from a full years operation of the six Communities acquired in 1996, (iii) approximately $583,000 from the Communities owned throughout both periods, and (iv) approximately $86,000 from The Woods at Post House which completed development in the Fall of 1995 and Lincoln on the Green phase II. Utility costs decreased from 5.5% of revenue to 4.6% of revenue for the year ended December 31, 1997 compared to the same period a year earlier, due primarily to over 13,000 units now submetered for water usage and continued benefits from the 1996 completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

General and administrative expense increased $448,000 for the year ended December 31, 1997 compared to December 31, 1996 and decreased from 5.5% of revenue to 4.8% of revenue for the year ended December 31, 1997 compared to the same period a year earlier. The reductions result from $122,000 transfer of landscape overhead to property costs, $156,000 reduced state and local taxes and increased operating efficiencies of a larger operation.

Depreciation and amortization expense increased primarily due to (i) approximately $2,503,000 from the 12 Communities acquired in 1997,
(ii) approximately $1,247,000 from the 30 completed Communities acquired through the FDC Merger, (iii) approximately $1,493,000 from a full years operation of the six Communities acquired in 1996,
(iii) approximately $1,224,000 from additional capital expenditures on Communities owned throughout both periods, and (iv) approximately $54,000 from The Woods at Post House and Lincoln on the Green phase II. Amortization of deferred financing costs and unamortized costs in excess of fair value of net assets acquired for 1997 were approximately $888,000 and approximately $309,000, respectively.

Interest expense increased approximately $3,177,000 during 1997 due primarily to apartment acquisitions. The Company reduced its average borrowing cost to 7.41% at December 31, 1997 as compared to 7.92% on December 31, 1996. The average maturity on the Company's debt was
10.2 and 9.9 years at December 31, 1997 and 1996, respectively. In 1997, the Company recorded an approximate $8,622,000 loss on early extinguishment of debt, net of minority interest, primarily from the repayment of certain debt in connection with the FDC Merger.

Income before minority interest for the year ended December 31, 1997 increased approximately $5,069,000 over the same period a year earlier.


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

Property operating expenses for 1996 increased by approximately $4,616,000, due primarily to (i) approximately $1,686,000 from the six Communities acquired in 1996, (ii) approximately $2,746,000 from a full year's operations of the 15 Communities acquired in 1995, including the Communities acquired in the AFR Merger, and
(iii) approximately $234,000 from The Woods at Post House. These increases were offset by a decrease of approximately $51,000 from the Communities owned throughout both periods. Repair and maintenance expense decreased primarily due to the Company's change in the capitalization policy to conform with policies currently used by the majority of the largest apartment REITs. Utility costs decreased from 6.1% of revenue to 5.5% of revenue for the year ended December 31, 1996 compared to the same period a year earlier, due primarily to the installation of 6,400 individual apartment unit water meters and the completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

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

In 1996, the Company recorded an approximate $2,185,000 gain for the disposition of three apartment communities. The dispositions were structured as tax-deferred exchanges for federal tax purposes. As a result of the foregoing, income before minority interest for the year ended December 31, 1996 increased approximately $5,166,000 over the same period a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from approximately $38,018,000 for the year ended December 31, 1996 to approximately $44,797,000 for the year ended December 31, 1997. The increase in net cash flow was primarily due to an increase in depreciation and amortization less an extraordinary loss recorded due to the early extinguishment of certain debt.

Net cash used in investing activities increased from approximately $70,436,000 for the year ended December 31, 1996 to approximately $138,263,000 for the year ended December 31, 1997. The increase was primarily due to the acquisition of 3,314 apartment units in 1997 for approximately $76,287,000 as compared to the acquisition of 1,760 apartment units in 1996 for approximately $66,258,000. This increase in net cash flow used in investing activities was partially offset by the sale of three apartment communities in 1996 for approximately $17,096,000. Capital improvements to existing properties totaled approximately $20,205,000 for the year ended December 31, 1997, compared to approximately $18,437,000 for the same period in 1996. Of the $20,205,000 capital improvements approximately $7,743,000 was for recurring capital expenditures, including carpet and appliances, approximately $6,112,000 was for revenue enhancing projects, approximately $5,557,000 was for acquisition capital with the remaining balance for other miscellaneous expenditures, including corporate. Recurring capital expenditures averaged $0.47 per share in 1997. Construction in progress for new apartment units increased from approximately $2,837,000 for the year ended December 31, 1996 to approximately $16,093,000 for the comparable period in 1997, due primarily to the completion of the 234-unit development at Lincoln on the Green in Memphis, Tennessee which began leasing during 1997 and other developments including $1,685,000 for the 254-unit Reserve at Dexter Lake, $1,273,000 for the 288-unit Mandarin, $879,000 for the 154-unit phase II addition for Whisperwood Spa and $789,000 for the 316-unit Terraces at Fieldstone.

Net cash provided by financing activities increased from approximately $33,425,000 during the year ended December 31, 1996 to approximately $104,218,000 for the year ended December 31, 1997. During 1997, approximately $202,320,000 was provided by borrowings under the Credit Line and notes payable and approximately $46,635,000 was provided from the issuance of preferred shares. The principal uses of the cash included approximately $30,021,000 for the repayment of notes payable and approximately $39,771,000 for dividends and distributions.

At December 31, 1997, the Company had approximately $45,225,000 outstanding on the Credit Line. At December 31, 1997, the Company had approximately $63,200,000 (including the Credit Line) of floating rate debt at an average interest rate of 6.5%; all other debt was fixed rate term debt at an average interest rate of 7.8%.

The weighted average interest rate and weighted average maturity at December 31, 1997 for the approximately $632,213,000 of notes payable were 7.4% and 10.2 years, respectively. The Company used the approximately $46,635,000 of net proceeds from the Preferred Stock Offering, which closed in November, for the acquisitions of the 192-unit Sterling Ridge apartment community in Augusta, Georgia and the 184-unit Colony at South Park apartment community in Aiken, South Carolina and used the balance to reduce the amount outstanding on the Credit Line. In November 1997, the Company increased its credit limit under the Credit Line from $90,000,000 to $110,000,000 and in March 1998 increased the credit limit to $200,000,000. The Company expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. In March 1997 the Company issued 2,300,000 shares of Common Stock in an underwritten public offering. The net proceeds from such offering were approximately $62.5 million, all of which were contributed to the Operating Partnership and utilized to repay outstanding borrowings under the Credit Line. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to approximately $44,300,000 as of the date of this Annual Report on Form 10-K.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

During  1997,  capital  expenditures were approximately  $20,205,000
for   property  improvements  and  $16,093,000   for   the
development of new units. For 1998, the Company plans approximately $27,000,000 for property improvements and $120,000,000 for development of new units. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Credit Line.

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

YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. During 1997, the Company developed a plan to deal with the Year 2000 issue. Management has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve potential issues. The Company has reviewed our core mainframe systems and application subsystems and have obtained the Year 2000 compliant releases and are developing the installation and testing plan for each of these applications. The Company has corresponded with our third party service providers and other providers of software and hardware for certification of their compliance with Year 2000 issues. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management has assessed the Year 2000 compliance expense and believe that the related potential effect on the Company's business, financial condition and results of operations should be immaterial. The Company is expensing all costs associated with the Year 2000 as the costs are incurred.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-21 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.


                                PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 23, 1997, the Company acquired its corporate headquarters for $2,912,000. In connection with the acquisition, the Company formed a special committee of its external directors to negotiate the transaction on its behalf because certain executive officers of the Company were also partners in the partnership which owned the building. The consideration consisted of approximately $862,000 cash, 22,246 Operating Partnership Units valued at $634,000 ($28.50 per unit) and the assumption of an existing loan. Certain executive officers of the Company were partners in the partnership who owned the building and received 5,831 units of common shares connected with the exchange.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report  on
  Form 10-K:
1.  Independent Auditors' Report                       F - 1
    Consolidated Balance Sheets as of December 31,     F - 2
    1997 and 1996
    Consolidated Statements of Operations for the
    years ended                                        F - 3
         December 31, 1997, 1996 and 1995
    Consolidated Statements of Shareholders' Equity
    for the years ended                                F - 4
         December 31, 1997, 1996  and 1995
    Consolidated Statements of Cash Flows for the
    years ended                                        F - 5
         December 31, 1997, 1996  and 1995
    Notes to Consolidated Financial Statements for     F - 6
    the years ended
         December 31, 1997, 1996 and 1995

2.  Financial Statement Schedule required to be filed
    by item 8 and Paragraph (d) of this item 14:
    Independent Auditors' Report                       F - 17
    Schedule III - Real Estate Investments and
    Accumulated Depreciation as of                     F - 18
         December 31, 1997

3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.


Item 16.  Exhibits.

Exhibit
Numbers   Exhibit Description
-------   -------------------
2.1* Agreement and Plan of Reorganization made as of September 15, 1997 by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Flournoy Development Company

3.1       Amended   and   Restated   Charter  of  Mid-America   Apartment
          Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994

3.2****** Articles  of Amendment to the Charter of Mid-America  Apartment
          Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994

3.3 Articles of Merger of The Cates Company with and into Mid-America Apartment Communities, Inc. dated February 2, 1994, as filed with the Tennessee Secretary of State on February 3, 1994

3.4****** Articles  of Merger of America First REIT Advisory  Company,  a
          Nebraska corporation, with and into Mid-America Apartment Communities, Inc., a Tennessee corporation, dated June 29, 1995, as filed with the Tennessee Secretary of State on June 29, 1995

3.5** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996

3.6 Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

3.7*** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

3.8 Articles of Merger of Flournoy Development Company (a Georgia corporation) with and into Mid-America Apartment Communities, Inc. (a Tennessee corporation) dated November 21, 1997, as filed with the Tennessee Secretary of State on November 25, 1997


3.9 Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated December 15, 1997, as filed with the Tennessee Secretary of State on December 31, 1997

3.10      Bylaws of Mid-America Apartment Communities, Inc.

4.1       Form of Common Share Certificate

4.2****   Form of 9.5% Series A Cumulative Preferred Stock Certificate

4.3*****  Form of 8 7/8% Series B Cumulative Preferred Stock Certificate

4.4** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996

4.5*** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

10.1 Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership

10.2 Employment Agreement between Mid-America Apartment Communities, Inc. and George E. Cates

10.3       1994 Restricted Stock and Stock Option Plan

10.4******* Promissory Note of the Operating Partnership in favor of
            Leader Federal Bank for Savings     (McKellar)

10.5******* Promissory Note of the Operating Partnership in favor of Leader
            Federal Bank for Savings (Park Estate)

10.6******* Promissory Note of the Operating Partnership in favor of Leader
            Federal Bank for Savings (Greenbrook)

10.7******* Promissory Note of the Operating Partnership in favor of Leader
            Federal Bank for Savings (Cedar Mill)

10.8******* Assignment of Rents and Leases by the Operating Partnership in
            favor of Leader Federal Bank for Savings (McKellar, Park Estate, Greenbrook, Cedar Mill)

10.9        Revolving Credit Agreement between the Registrant and
            AmSouth Bank of Alabama

10.10 Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America


11.1        Statement  re:  computation  of  per  share earnings
             (included within the Form 10-K)

12.1 Statement re: computation of ratios (definition of ratios used are disclosed as footnotes on the related table(s) within the Form 10-K

21.1        List of Subsidiaries

23.1        Consent of KPMG Peat Marwick LLP

23.2 Opinion of KPMG Peat Marwick LLP on Schedule III (included in F pages of this Form 10-K)

27.1        Financial Data Schedule
_____________________
* Filed as Exhibit 10.20 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 19, 1997 (Commission File No. 1-12762)

** Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 11, 1996

*** Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on November 19, 1997

**** Filed as Exhibit 3 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 11, 1996

***** Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form 8-A filed with the Commission on November 19, 1997

****** Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K as of March 31, 1997

******* Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-81970), as amended, of the Registrant and incorporated herein by reference.

(b)  Reports on Form 8-K
     The following report was filed on Form 8-K by the registrant during the fourth quarter of 1996:
                                                       Date of
     Form                Events Reported               Report
     ------     --------------------------------       -------
     8-K    Announcement of two apartment              10/07/97
            acquisitions and the sale of Common Stock

     8-K/A  Combined Financial Statements for          11/06/97
            Flournoy Properties Group for the years
            ended  December 31, 1996, 1995, and 1994
            (Audited) and six months ended June 30,
            1997 and 1996 (Unaudited).  Pro Forma
            Condensed Combined Financial Statements
            for the Registrant and Subsidiaries for
            the year ended December 31, 1996 and six months ended June 30, 1997 (Unaudited).

     8-K/A  Combined Financial Statements for          11/14/97
            Flournoy Properties Group for the years
            ended  December 31, 1996, 1995, and 1994
            (Audited) and six months ended September
            30, 1997 and 1996 (Unaudited).  Pro Forma
            Condensed Combined Financial Statements
            for the Registrant and Subsidiaries for
            the year ended December 31, 1996 and six months ended September 30, 1997
            (Unaudited).

     8-K/A  Audited historical summary of gross        11/20/97
            income and operating expenses for two
            apartment acquisitions.

     8-K    Announcement of an apartment community     11/20/97
            acquisition and the related audited
            historical summary of gross income and
            operating expenses.

     8-K Announcement of an apartment acquisition, 11/21/97 the sale of preferred stock and the related underwriting agreement.

(c)  Exhibits:
     See Item 14(a)(3) above.
(d)  Financial Statement Schedules:
     See Item 14(a)(2) above.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MID-AMERICA APARTMENT COMMUNITIES, INC.


Date:   March 30, 1998______          /s/ George E. Cates___________
                                       George E. Cates
                                       Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:   March 30, 1998
                                 /s/ George E. Cates__________
                                 George E. Cates
                                 Chairman of the Board and Chief
                                 Executive Officer
                                 (Principal Executive Officer)


Date:   March 30, 1998          /s/ Simon R.C. Wadsworth______
                                 Simon R.C. Wadsworth
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)


Date:   March 30, 1998          /s/ H. Eric Bolton
                                 H. Eric Bolton
                                 President and Chief Operating Officer


Date:   March 25, 1998          /s/ John F. Flournoy
                                 John F. Flournoy
                                 Vice-Chairman of the Board and Chief Executive
                                   Officer, Flournoy Development Company


Date:   March 24, 1998          /s/ John J. Byrne,III
                                 John J. Byrne, III
                                 Director


Date:   March 30, 1998          /s/ Robert F. Fogelman
                                 Robert F. Fogelman
                                 Director


Date:   March 24, 1998          /s/ John S. Grinalds
                                 John S. Grinalds
                                 Director


Date:   March 23, 1998          /s/ O. Mason Hawkins
                                 O. Mason Hawkins
                                 Director



                      Independent Auditors' Report


The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in
the three-year period ended December 31, 1997.   These financial
statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financials statements referred to above present fairly, in all material respects the financial position of the Company at December 31, 1997 and 1996, and the results of the Company's operations and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its accounting method to capitalize replacement purchases for major appliances and carpet in 1996.



                                             /s/ KPMG Peat Marwick LLP

Memphis, Tennessee
March 27, 1998


Mid-America  Apartment  Communities,  Inc.
Consolidated  Balance  Sheets
December 31, 1997 and 1996
(Dollars in thousands)


                                                        1997        1996
                                                  ----------   ----------
Assets:
------
Real estate assets (note 3):
  Land                                              $109,800     $61,150
  Buildings and improvements                       1,027,853     563,584
  Furniture, fixtures and equipment                   21,886      12,511
                                                  ----------  -----------
                                                   1,159,539     637,245
  Less accumulated depreciation                      (76,129)    (49,558)
                                                  ----------  -----------
       Apartment properties, net                   1,083,410     587,687

  Construction in progress                            33,717       4,648
  Land held for future development                     8,849           0
  Commercial properties, net                           8,728           0
                                                  ----------  ----------
  Real estate assets, net                          1,134,704     592,335


Cash and cash equivalents                             14,805       4,053
Restricted cash                                       13,397       5,538
Deferred financing costs, net                          5,700       2,984
Other assets                                          25,464       6,289
                                                  ----------  ----------
   Total assets                                   $1,194,070    $611,199
                                                  ==========  ==========


Liabilities and Shareholders' equity:
------------------------------------
Liabilities:
  Notes payable (note 3)                            $632,213    $315,239
  Accounts payable                                    10,098         744
  Accrued expenses and other liabilities              22,885      12,182
  Security deposits                                    4,509       2,412
                                                  ----------  ----------
   Total liabilities                                 669,705     330,577

Minority interest                                     62,865      39,238

Commitments and Contingencies (note 5)                  -           -


Shareholders' equity:

Preferred stock, $.01 par value,
 $25 per share liquidation preference,
 20,000,000 shares authorized
 2,000,000 shares at 9.5% Series A Cumulative             20          20
 1,938,830 shares at 8.875% Series B Cumulative           19           0
Common stock, $.01 par value (authorized
 50,000,000 shares); issued and outstanding
 18,479,046 and 10,949,216 shares at
 December 31, 1997 and 1996, respect                     185         109
Additional paid-in capital                            500,492     256,689
Other                                                    (845)       (260)
Accumulated deficit                                   (38,371)    (15,174)
                                                   ----------  ----------
     Total shareholders' equity                       461,500     241,384
                                                   ----------  ----------
     Total liabilities and shareholders' equity    $1,194,070    $611,199
                                                   ==========  ==========


See accompanying notes to consolidated financial statements.


Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Years ended  December 31, 1997, 1996 and  1995
(Dollars  in  thousands  except  per  share  data)


                                                    1997      1996      1995
                                                 --------  --------  --------
Revenues:
  Rental                                         $135,673  $110,090   $93,509
  Other                                             3,279     1,792     1,454
  Management and
       development income, net                        164         0         0
                                                 --------  --------  --------
  Total revenues                                  139,116   111,882    94,963
                                                 --------  --------  --------

Expenses:
  Personnel                                        14,623    11,702     9,798
  Building repairs and maintenance                  6,811     5,305     5,791
  Real estate taxes and insurance                  14,465    11,642    10,198
  Utilities                                         6,341     6,148     5,753
  Landscaping                                       3,684     2,910     2,361
  Other operating                                   6,480     4,863     4,053
  Depreciation and amortization                    27,737    21,443    16,574
  General and administrative                        6,602     6,154     4,851
  Interest                                         28,943    25,766    22,684
  Amortization of deferred financing costs            888       661       593
                                                 --------  --------  --------
  Total expenses                                  116,574    96,594    82,656
                                                 --------  --------  --------

Income before gain on disposition of
 properties, minority interest in operating
 partnership income and extraordinary item         22,542    15,288    12,307

 Gain on disposition of properties                    -       2,185       -
                                                 --------  --------  --------
Income before minority interest in operating
  partnership income and extraordinary item        22,542    17,473    12,307
                                                 --------  --------  --------

Minority interest in operating
  partnership income                                2,693     3,213     2,497
                                                 --------  --------  --------
Net income before extraordinary item               19,849    14,260     9,810
                                                 --------  --------  --------
Extraordinary item: loss on early
  extinguishment of debt (note 3)                  (8,622)      -         -
                                                 --------  --------  --------
Net Income                                         11,227    14,260     9,810

Dividends on preferred shares                       5,252       990       -
                                                 --------  --------  --------
Net income available for common shareholders       $5,975   $13,270    $9,810
                                                 ========  ========  ========

Net income available per common share (note 7)

Basic:    Before extraordinary item                 $ 1.05   $ 1.21      $ 1.00
                 Extraordinary item                  (0.62)       -         -
                 Net income available per comm      $ 0.43   $ 1.21      $ 1.00

Diluted:  Before extraordinary item                 $ 1.05    $ 1.21     $ 1.00
                 Extraordinary item                  (0.62)       -         -
                 Net income available per comm      $ 0.43    $ 1.21     $ 1.00

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)


                                                    Series A   Series B     Common
                                                   Preferred  Preferred      Stock
                                                       Stock      Stock     Amount
                                                   ---------  ---------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1994              $   -      $   -      $     86

Issuance of common shares                               -          -          -
Exercise of stock options                               -          -          -
Shares issued in exchange for units                     -          -          -
Shares issued in AFR Merger                             -          -            23
Amortization of unearned compensation                   -          -          -
Dividends on common stock ($2.00 per share)             -          -          -
Net income                                              -          -          -
                                                   ---------  ---------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1995              $   -      $   -      $    109

Issuance of common shares                               -          -          -
Issuance of preferred shares                              20       -          -
Exercise of stock options                               -          -          -
Shares issued in exchange for units                     -          -          -
Amortization of unearned compensation                   -          -          -
Dividends on common stock ($2.04 per share)             -          -          -
Dividends on preferred stock                            -          -          -
Net income                                              -          -          -
                                                   ---------  --------- ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1996              $     20   $      0  $    109

Issuance of common shares                               -          -            59
Issuance of Series B preferred shares                   -            19       -
Exercise of stock options                               -          -          -
Notes receivable issued for shares and units (Note      -          -          -
Shares issued in exchange for units                     -          -             1
Shares issued in FDC Merger                             -          -            16
Adjustment for minority interest of Unitholders
  resulting from:
  Common Stock Offerings                                -          -          -
  FDC Merger                                            -          -          -
  Other                                                 -          -          -
Amortization of unearned compensation                   -          -          -
Dividends on common stock ($2.14 per share)             -          -          -
Dividends on preferred stock                            -          -          -
Net income                                              -          -          -
                                                   ---------  ---------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1997                   $20        $19       $185
                                                   =========  =========  =========

See accompanying notes to consolidated financial statements.




                                                  Additional            Accumulated
                                                     Paid-In               Earnings
                                                     Capital      Other   (Deficit)      Total
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1994              $150,435      ($542)     $2,406   $152,385

Issuance of common shares                                106         37         -          143
Exercise of stock options                                203        -           -          203
Shares issued in exchange for units                      200        -           -          200
Shares issued in AFR Merger                           57,726        -           -       57,749
Amortization of unearned compensation                    -          124         -          124
Dividends on common stock ($2.00 per share)              -          -       (18,336)   (18,336)
Net income                                               -          -         9,810      9,810
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1995              $208,670      ($381)    ($6,120)  $202,278

Issuance of common shares                                277        -          -           277
Issuance of preferred shares                          47,748        -          -        47,768
Exercise of stock options                                 (2)       -          -            (2)
Shares issued in exchange for units                       (4)       -          -            (4)
Amortization of unearned compensation                    -          121        -           121
Dividends on common stock ($2.04 per share)              -          -       (22,324)   (22,324)
Dividends on preferred stock                             -          -          (990)      (990)
Net income                                               -          -        14,260     14,260
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1996              $256,689      ($260)   ($15,174)  $241,384

Issuance of common shares                            163,514        -          -       163,573
Issuance of Series B preferred shares                 46,633        -          -        46,652
Exercise of stock options                                (31)       -          -           (31)
Notes receivable issued for shares and units (Note       -         (706)       -          (706)
Shares issued in exchange for units                      973        -          -           974
Shares issued in FDC Merger                           44,374        -          -        44,390
Adjustment for minority interest of Unitholders
  resulting from:
   Common Stock Offerings                            (10,008)       -          -       (10,008)
  FDC Merger                                            (834)       -          -          (834)
  Other                                                 (818)       -          -          (818)
Amortization of unearned compensation                    -          121        -           121
Dividends on common stock ($2.14 per share)              -          -       (29,172)   (29,172)
Dividends on preferred stock                             -          -        (5,252)    (5,252)
Net income                                               -          -        11,227     11,227
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1997              $500,492      ($845)   ($38,371)  $461,500
                                                   =========  =========  ==========  =========





Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Cash  Flow
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                                       1997      1996      1995
                                                     -------   -------   -------
Cash flows from operating activities:
------------------------------------
 Net income                                          $11,227   $14,260    $9,810
 Adjustments to reconcile net income to
    net cash provided by operating activity:
 Depreciation and amortization                        28,746    22,243    17,291
 Minority interest in operating partnership income     2,693     3,213     2,497
 Extraordinary item                                    8,622       -         -
 Gain on disposition of properties                       -      (2,185)      - -
 Changes in assets and liabilities, net
   of effect from business combination:
     Restricted cash                                  (1,214)   (1,420)    6,333
     Other assets                                     (1,341)      (95)   (1,154)
     Accounts payable                                    140         6       (77)
     Accrued expenses and other liabilities           (4,550)    2,036      (358)
     Security deposits                                   474       (40)      (53)
                                                      ------    ------    ------
Net cash provided by operating activities             44,797    38,018    34,289

Cash flows from investing activities:
------------------------------------
  Purchases of real estate assets                    (76,287)  (66,258)  (15,561)
  Proceeds from dispositions of real estate assets       -      17,096         -
  Improvements to properties                         (20,205)  (18,437)  (19,233)
  Construction of units in progress
    and future development                           (16,093)   (2,837)   (5,692)
  Net cash (paid in) acquired from
    business combination                             (25,678)      -       1,319
                                                    --------   -------   -------
Net cash used in investing activities               (138,263)  (70,436)  (39,167)

Cash flows from financing activities:
------------------------------------
  Proceeds from notes payable                        187,500    17,049    19,256
  Net increase  in credit line                        14,820    12,358    18,047
  Principal payments on notes payable               (267,003)  (14,427)  (10,928)
  Deferred financing costs                            (3,813)   (1,256)     (484)
  Proceeds from issuances of
    common shares and units                          165,858       271       346
  Proceeds from issuances of preferred shares         46,635    47,768         -
  Redemption of unitholder interests                      (8)      (36)      (43)
  Distributions to unitholders                        (5,347)   (4,988)   (4,914)
  Dividends paid on common shares                    (29,172)  (22,324)  (18,336)
  Dividends paid on preferred shares                  (5,252)     (990)        -
                                                     -------   -------   -------
Net cash provided by financing activities            104,218    33,425     2,944
                                                     -------   -------   -------
Net increase(decrease)in cash and cash equivalents    10,752    55,282     1,007    (1,934)
                                                     -------   -------   -------
Cash and cash equivalents, beginning of period         4,053     3,046     4,980
                                                     -------   -------   -------
Cash and cash equivalents, end of period             $14,805    $4,053    $3,046
                                                     =======   =======   =======

Supplemental disclosure of cash flow information:
------------------------------------------------
Interest paid                                        $27,468   $25,262   $22,362
                                                     -------   -------   -------

Supplemental disclosure of
                    noncash investing activities:
------------------------------------------------
Increase in basis of properties acquired in
   connection with the business combination          $ 58,359  $   -     $   -
Assumption (transfer) of debt related to
   property acquisitions (dispositions)              $ 63,690  $(7,680)  $   -
Issuance of units related to property acquisitions   $    880  $   -     $   -
Conversion of units for common shares                $    973  $   -     $   200
Issuance of note receivable in exchange for
   common shares and units                           $    706  $   -     $   -

See Accompanying Notes to consolidated financial statements.


Mid-America  Apartment  Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31,  1997,  1996  and  1995


1. Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America  Apartment  Communities, Inc.  (the  "Company")  is  a  self-
administrated and self-managed real estate investment trust which owns, develops, acquires and operates multifamily apartment communities in the southeastern United States and Texas. The Company owns and operates 115 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the "Operating Partnership") and its
subsidiary, Mid-America Capital Partners, L.P. ("MACP"). MACP is a recently formed special purpose entity established to issue first mortgage bonds. In addition to owning and operating apartment communities, the Company conducts third party property management and construction and development activities through its service corporation, Flournoy Development Corporation.


Basis of Presentation

The accompanying financial statements include the accounts of the Company, the Operating Partnership, and other subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the
holders  of  Class  A  Common  Units of the Operating  Partnership.   The
Company is the sole general partner of the Operating Partnership. Net income is allocated to the Minority Interests based on their respective ownership percentage of the Operating Partnership as described below. Issuance of additional Common Shares or Operating Partnership Units changes the ownership of both the Minority Interests and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

The Company's Board established economic rights in respect of each unit of limited partnership interest in the Operating Partnership that were equivalent to the economic rights in respect of each share of common stock. Each unit is redeemable at the option of the holder thereof in exchange for one share of common stock. The Operating Partnership has followed the policy of paying the same per unit distribution in respect of the units as the per share distribution in respect of the common stock. Prior to 1997, the Operating Partnership agreement provided for the allocation of additional net income to the holders of Class A units that would otherwise be the net income of the Company or another entity. Effective January 1, 1997 the Operating Partnership agreement was amended to eliminate the additional allocation of income to the unitholders. Operating Partnership net income for 1997 was allocated approximately 17.9% to holders of Class A Common Units and 82.1% to the Company.

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

In addition to leasing the owned Communities, the Company provides property management services for affiliated Section 42 Housing Tax Credit multifamily properties ("Section 42") and conventional properties. Property management revenue is recorded on the accrual method of accounting as earned.

The Company receives development and construction fees related to the development of the affiliated Section 42 properties. Development and construction income is recognized as earned as the property is developed and certain operating and financing performance conditions are met. Development income is not recognized to the extent that requirements exist to invest a portion of such development fees in the partnership entities from which the fees are earned.

Construction contract revenues, which are presented net of construction contract costs in the accompanying statements of operations, are recognized using the percentage-of-completion method. Under this method, the percentage of contract revenue to be recognized currently is computed based upon that percentage of estimated total revenue that incurred costs to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Revisions in cost and revenue estimates are reflected in the period in which the facts, which require the revision, become known. When revised cost estimates indicate a loss on an individual contract, the total estimated loss is provided for currently in its entirety without regard to the percentage of completion.

Cash and Cash Equivalents

The Company considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

Real Estate Assets and Depreciation

Real estate assets are carried at the lower of depreciated cost or net realizable value. Interest, property taxes, and other development costs incurred during construction is capitalized until completion. Interest of $388,000 and $91,000 was capitalized in 1997 and 1996, respectively. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost of interior painting, vinyl flooring, and blinds are expensed as incurred.

In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring, and blinds. These costs are capitalized.

Following a review of its capital expenditure and depreciation policy, effective January 1, 1996, the Company implemented a new policy of which the primary changes were (i) to increase minimum dollar amounts to capitalize from $500 to $1,000; (ii) for stabilized properties (generally, properties owned and operated by the Company for at least one year), to capitalize replacement purchases for major appliances and carpeting of an entire apartment unit which was previously expensed; and
(iii) to reduce the depreciation life of certain assets from 20 years to 10 to 15 years.

The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment REITs and provides a better matching of expenses with the estimated benefit period. The Company's 1995 financial statements were not restated for the effect of the change in accounting policy. The policy has been implemented prospectively effective January 1, 1996. The effect of the change in depreciable lives was not material to consolidated net income of the Company.

Depreciation is computed on a straight line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment. Depreciation expense includes $195,000, $155,000 and $104,000 in 1997, 1996 and 1995 which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of funds from operations computations, as expenses in the calculation of net income.

The Company periodically evaluates its real estate assets for impairment based upon undiscounted cash flows and measures impairment based on fair value. This determination is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1997 the Company does not hold any assets which meet the impairment criteria.

Real Estate Held for Development or Sale

Real estate held for development or sale, which consists primarily of sites intended for future multifamily developments, is stated at the lower of aggregate cost or fair value. The cost includes the purchase price of the land, construction, and development costs and fees, as well as capitalized interest and loan fees.

Deferred Costs and Intangibles

Organization costs are amortized using the straight line method over 60 months. Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method. Unamortized cost in excess of fair value of net assets acquired is amortized using the straight line method over a range of 8 to 30 years.

Recent Accounting Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard in 1998.

Also in June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, effective for years beginning after December 15, 1997. This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for the newly identified segments are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this accounting standard in 1998.

Reclassification

Certain prior year amounts have been reclassified to conform with 1997 presentation. The reclassifications had no effect on shareholders' equity or net income available for common shareholders.

2.   Business Combinations

On  November  25,  1997, the Company completed the merger  with  Flournoy
Development Company and related entities ("FDC") (the "FDC Merger") accounted for using the purchase method of accounting. Total consideration consisted of $88,271,000, including 1,550,311 shares of common stock and 412,110 Operating Partnership units in Mid-America Apartments, L.P., valued at $56,213,000 ($28.6875 per share and unit), $29,608,000 cash and transaction costs of approximately $2,450,000. The Company may also issue additional shares of Common Stock (the "Contingent Value Shares") having a value of up to $7,500,000 if certain agreed upon conditions are satisfied during calendar years 1998, 1999 and 2000. When and if issued, the Contingent Value Shares will be recorded as additional purchase consideration based upon the fair value of the Common Stock at the date of issuance. The operating results of FDC are included in the accompanying statement of operations commencing November 25, 1997.

The assets acquired and liabilities assumed in connection with the merger were recorded at their respective fair values as follows:

     Fair value of assets acquired,
           primarily real estate assets        $  411,397,000
     Liabilities assumed                          335,326,000
                                              ---------------
          Net assets acquired                  $   76,071,000
                                              ===============


The following unaudited summarized pro forma consolidated financial information has been prepared as if the FDC Merger, various other insignificant acquisitions ( 13 in 1997 and 6 in 1996) and dispositions (3 in 1996) of properties during the periods presented and various financing transaction entered into in connection with the acquisitions had occurred as of the beginning of the periods presented. In management's opinion, the summarized pro forma consolidated financial information does not purport to present what actual results would have been had the above transactions occurred on January 1, 1996, or to project results for any future period. The amounts presented for the years ended December 31, 1997 and 1996 are in thousands except for share amounts (unaudited):

                                                   1997       1996
                                              ---------  ---------
Total Revenues                                $ 195,748  $ 188,290

Net income before extraordinary item          $  22,104   $ 23,160
Extraordinary item, net of minority interest    (7,866)        -
Dividends on preferred shares                   (9,052)    (9,052)
                                              ---------  ---------
Net income available for common shareholders  $  5,186    $ 14,108
                                              =========  =========

Per common share amounts:
-------------------------
Basic net income before extraordinary item      $ 0.71      $ 0.76
     per common share
Basic net income available per common share     $ 0.28      $ 0.76


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

The fair value of assets acquired and liabilities assumed were as follows:

  Fair value of assets acquired,
     primarily real estate assets             $ 109,999,000

  Liabilities assumed                            52,250,000
                                              -------------
        Net assets acquired                   $  57,749,000
                                              =============




3. Borrowings

During 1997, the Company entered into a new $110 million line of credit agreement (the "Credit Line") which expires in November 1999. The Credit Line is secured by certain of the properties, bears interest at LIBOR plus 1.25% (7.07% at December 31, 1997), and has various restrictive financial covenants. At December 31, 1997, $45.2 million was outstanding under the Credit Line. At December 31, 1996, $30.4 million was outstanding under a $90 million line of credit, which was replaced by the Credit Line.

At December 31, 1997 MACP had indebtedness of $140 million to Morgan Stanley Mortgage Capital Inc. pursuant to a short-term promissory note (the MSMC Loan). The 26 Communities, with a net book value of $213.6 million at December 31, 1997, owned by MACP are pledged to secure the MSMC Loan. The MSMC Loan has a variable interest rate of LIBOR plus 1.00% (6.72% at December 31, 1997). The MSMC Loan was repaid subsequent to December 31, 1997. See note 11.

The Company has approximately $447.0 million and $284.8 million at December 31, 1997 and 1996 under various mortgage notes payable. These notes are secured by real estate assets and certain restricted cash accounts.

As of December 31, 1997, the Company estimated that the weighted average interest rate on the Company's debt was 7.41% with an average maturity of
10.2 years. These estimates consider the effect of the MSMC Loan repayment discussed in note 11.

During 1997, the Company extinguished a bond note, resulting in an extraordinary loss of $771,000. At consummation of the merger with FDC, the Company repaid certain debt primarily attributable to FDC, resulting in an extraordinary loss of $7,851,000, net of minority interest.

The following tables summarize the Company's indebtedness at December 31, 1997. The tables are prepared as if the issuance of the commercial mortgage pass-through certificates and repayment of the MSMC Loan which occurred in 1998 (see note 11) had occurred at December 31, 1997:

                         At December 31, 1997
                -----------------------------------
                   Actual       Average
                  Interest     Interest
                    Rates        Rate     Maturity       1997     1996
                                                    (dollars in millions)
Fixed Rate:
  Taxable       6.50 - 10.625%   8.06%   1998 - 2037  $ 479.0  $ 212.7
  Tax-exempt    5.75 - 8.75%     6.36%   2008 - 2028     90.0     55.3
----------------------------------------------------------------------
                                                      $ 569.0  $ 268.0
Variable Rate:
  Taxable       7.07 - 7.22%     6.88%   1998 - 2009  $  46.6  $  30.4
  Tax-exempt    5.50 - 5.75%     5.56%   2025 - 2027     16.6     16.8
----------------------------------------------------------------------
                                                      $  63.2  $  47.2
----------------------------------------------------------------------
                                                      $ 632.2  $ 315.2
======================================================================



   Year             Amortization   Balloon Payments           Total
---------           ------------   ----------------           -----
                        (dollars in thousands)
   1998                 $  4,146          $  18,564       $  22,710
   1999                    4,299             90,339          94,638
   2000                    4,088              4,525           8,613
   2001                    4,191             54,256          58,447
   2002                    4,373             11,233          15,606
   Thereafter            178,147            154,052         332,199
-------------------------------------------------------------------
                       $ 199,244          $ 432,969       $ 632,213
-------------------------------------------------------------------


The   Company's  indebtedness  includes  various  restrictive   financial
covenants.   The  Company believes that it was in compliance  with  these covenants as of December 31, 1997.


4.  Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, rental receivable, accounts payable and accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value.

Fixed rate notes payable at December 31, 1997 and 1996 total $569.0 million and $268.0 million, respectively, and reasonably approximates the estimated fair value (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1997 and 1996. These notes were subject to prepayment penalties, in the event of repayment prior to maturity. The carrying value of variable rate notes payable at December 31, 1997 and 1996 total $63.2 million and $47.2 million, respectively, and reasonably approximates their fair value. Included in these variable rate notes are certain Multifamily Housing Renewal bonds with rates which are less than the prime lending rates at December 31, 1997 and 1996. Approximately $16.6 million in 1997 and $16.8 million in 1996 of these mortgages are non-taxable and have lower rates than would be expected for taxable notes with similar terms.

The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5.  Commitments and Contingencies

The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

The Company incurred lease expense relating to a five year aircraft lease agreement for the years ended December 31, 1997, 1996, and 1995 of $187,000, $185,400, and $185,400, respectively.

6.  Income Taxes

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

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 1996 and 1995 and the estimated taxability for 1997:

                                  1997       1996       1995
                                ------     ------     ------
      Per common share
        Ordinary income         $ 1.16     $ 1.50     $ 1.45
        Capital gains                -        .02          -
        Return of capital         0.98        .52        .55

                                ----------------------------
             Total              $ 2.14     $ 2.04     $ 2.00
                                ============================


7.   Shareholders' Equity

Series A Preferred Stock

Series A Cumulative Preferred Stock ("Series A Preferred Stock") has a $25.00 per share liquidation preference and a preferential cummulative annual distribution of $2.375 per share, payable monthly. The Company issued 2,000,000 Series A Preferred share in October 1996 and received net proceeds of $47.8 million.

Series B Preferred Stock

Series B Cumulative Preferred Stock ("Series B Preferred Stock") has a $25.00 per share liquidation preference and a preferential cummulative annual distribution of $2.21875 per share, payable monthly. In November 1997 the Company issued 1,938,830 Series B shares and received net proceeds of $46.7 million.

Common Stock Offerings

In March 1997 the Company issued 2,300,000 shares of Common Stock and received net proceeds of $62.5 million. In October 1997 the Company issued 3,499,000 shares of Common Stock and received net proceeds of $98.2 million. The Company contributed the net proceeds of the offerings to the Operating Partnership in exchange for additional Common Units in the Operating Partnership.

Dividend Reinvestment and Stock Purchase Plan

In January 1997, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") pursuant to which the Company's shareholders will be permitted to acquire shares of Common Stock through the reinvestment of distributions on Common Stock, Series A Preferred Stock, Series B Preferred Stock and through optional cash payments from shareholders. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 750,000 shares of Common Stock pursuant to the DRSPP. During 1997, 24,785 shares of Common Stock were acquired by shareholders pursuant to the DRSPP.

Earnings Per Share and Dividend Data

The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements for periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of this statement.

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995.


                                                   1997       1996      1995
                                                   ----       ----      ----
Basic:
------
Net income before preferred dividends
   and extraordinary item                        $ 19,849   $ 14,260  $ 9,810
Dividends on preferred shares                      (5,252)    (990)       -
                                                 ----------------------------
Net income available for common
   shareholders before extraordinary item        $ 14,597   $ 13,270  $ 9,810
Extraordinary item                                 (8,622)        -       -
                                                 ----------------------------
Net income available for common shareholders     $  5,975   $ 13,720  $ 9,810
                                                 ============================


Average common shares outstanding                  13,892     10,938    9,772

Basic earnings per share:
-------------------------
Net income available per common share
       before extraordinary item                  $  1.05    $  1.21   $ 1.00
Extraordinary item                                  (0.62)        -       -
                                                 ----------------------------
Net income available per common share             $  0.43    $  1.21   $ 1.00
                                                 ============================

Diluted:
--------
Net income before preferred dividends
    and extraordinary item                       $ 19,849   $ 14,260  $ 9,810
Dividends on preferred shares                      (5,252)      (990)     -
                                                 ----------------------------
Net income available for common shareholders
   before extraordinary item                     $ 14,597   $ 13,270  $ 9,810
Extraordinary item                                 (8,622)       -        -
                                                 ----------------------------
Net income available for common shareholders     $  5,975   $ 13,270  $ 9,810
                                                 ============================

Average common shares outstanding                  13,892     10,938    9,772

Effect of dilutive stock options                       63         45       42
                                                 ----------------------------
Average dilutive common shares outstanding         13,955     10,983    9,814
                                                 ============================

Diluted earnings per share:
---------------------------
Net income available per common share
     before extraordinary item                    $  1.05    $  1.21  $  1.00
Extraordinary item                                  (0.62)        -        -
                                                 ----------------------------
Net income available per common share             $  0.43    $  1.21  $  1.00
                                                 ============================



[FN]
The computation of earnings per share does not include the Contingent Value Shares which may be issued in 1998, 1999, and 2000 due to the conditions for issuance of the shares have not been satisfied.


8.  Employee Benefit Plans

401 (k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. The Company's contribution to this plan was $154,300, $118,700 and $81,600 in 1997, 1996 and 1995,
respectively.

Non-qualified Deferred Compensation Plan

The  Company has adopted a non-qualified deferred compensation  plan  for key employees who are not qualified for participation in the Company's 401 (k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees' investment earnings under the non-qualified plan should be the same as the earning assets in the Company's 401 (k) Savings Plan. The Company's match to this plan in 1997, 1996 and 1995 was $18,600, $23,600 and $8,600, respectively.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the "ESPP") provides a means for employees to purchase common stock of the Company. The board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 1997, 1996 and 1995, the ESPP purchased 2,758, 3,176 and 2,710 shares, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the "ESOP") which is a non-contributory stock bonus plan that satisfies the requirements of Section 401 (a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of Common Stock to the ESOP upon conclusion of the IPO. During 1997, 1996 and 1995, the Company contributed $344,000, $276,000 and $186,000, respectively, to the ESOP which purchased an additional 11,921, 8,208 and 5,148 shares, respectively.

Stock Option Plan

The Company has adopted the 1994 Restricted Stock and Stock Option Plan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees. The Plan provides for the grant of options to purchase a specified number of shares of common stock ("Options") or grants of restricted shares of common stock ("Restricted Stock"). The Plan also allows the Company to grant options to purchase Operating Partnership units at the price of the Common Stock on the New York Stock Exchange on the day prior to issuance of the units (the "LESOP Provision"). The Plan authorizes Options to buy a total of 500,000 shares of common stock. The Compensation Committee of the Board of Directors is responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and terms and conditions of Restricted Stock. During the first quarter of 1997, the Company amended the Plan to increase the shares authorized an increase from 500,000 to 1,000,000 and to remove the restriction on the number of options that may be issued, subject to overall plan limits.

In 1997 the Company granted options to certain executives and other officers to purchase 96,000 shares of Common Stock and 110,000 Operating Partnership units pursuant to the LESOP Provision. In 1997 options to purchase 75,000 shares of common stock and 110,000 Operating Partnership units were exercised and the Company advanced a portion of
the  purchase  price  of  these shares and  units.   The  employee
advances mature five years from date of issuance and accrue interest, payable in arrears, at a rate of 7.0% per annum. At December 31, 1997, the outstanding principal balance on the employee advances was approximately $700,000 and is recorded in the Company's statement of shareholders' equity. The Company entered into supplemental bonus agreements
with   the  employees which are intended to fund the payment of the advances
over a five year period.   Under  the  terms  of  the  supplemental   bonus
agreements, the Company will pay cash bonuses to these employees equal to 20% of the original note balance on each anniversary date of the notes.
The bonuses are limited to 15% of the aggregate purchase price of the common shares and units.

A summary of changes in Options to acquire shares of Common Stock and Operating Partnership Units for the three years ended December 31, 1997 follows:

                                                 Weighted Average
                                      Options     Exercise Price
                                      -------    ----------------

 Outstanding at December 31, 1994       235,000            20.40

Granted                                 33,000             25.07
Exercised                              (12,150)            19.75
Forfeited                               (8,300)            22.02
                                      --------
 Outstanding at December 31, 1995      247,550             21.00

Granted                                 99,000             26.50
Exercised                               (1,900)            19.75
Forfeited                               (6,000)            25.81
                                      --------
 Outstanding at December 31, 1996      338,650             22.53

Granted                                416,500             29.46
Exercised                             (218,625)            28.17
Forfeited                              (13,025)            27.91
                                      --------
 Outstanding at December 31, 1997      523,500             25.40
                                      ========

Options exercisable:
    December 31, 1995                   34,850           $ 20.63
    December 31, 1996                   84,050             20.82
    December 31, 1997                  140,500             21.71


Exercise prices for options outstanding as of December 31, 1997 ranged from $19.75 to $29.50. The weighted average remaining contractual life of those options is 8 years.

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25. The pro forma effects in 1997 and 1996 to net income per common share were not considered material.


9.  Financial Instruments with Off-Balance Sheet Risk

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Partnership occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

In  anticipation of the March 6, 1998 financing transaction discussed  in
Note 11 "Subsequent Events (Unaudited)", the Partnership entered into four separate interest rate contracts in 1997 with notional amounts aggregating $140 million. As of December 31, 1997 the fair value of these interest rate contracts, based on broker estimates, was an unrealized loss of approximately $1.1 million ($1.4 million realized loss as of March 6, 1998). Unrealized changes in the market value of interest rate contracts are deferred until the hedged transaction is consumated and realized gains and losses resulting from changes in the market value of these contacts are deferred and amortized into interest expense over the life of the related debt issuance.

10. Related Party Transaction

During 1997 the Company acquired its corporate headquarters building for $2,912,000 from a partnership whose partners included certain executive officers of the Company. The consideration paid consisted of $862,000 cash, 22,246 Operating Partnership Units valued at $634,000 ($28.50 per unit) and the assumption of an existing loan. Prior to acquisition the Company leased the building from the partnership.

11.  Subsequent Events  (Unaudited)

Declaration of Dividend

The Company declared a fourth quarter common stock dividend of $.55 per share to be paid January 30, 1998 to holders of record on January 23, 1998.

Completed Acquisitions

Since December 31, 1997, the Company has acquired the following apartment communities (the "Completed Acquisitions") containing an aggregate of 392 apartment units (dollars in millions):

                                    NUMBER OF  ACQUISITION   CONTRACT
  PROPERTY            MARKET          UNITS        DATE       PRICE
  --------            ------        --------   -----------   --------
  Walden Run    McDonough, GA          240        2/5/98      $ 13.4
  Van Mark      Huntsville, AL         152       2/26/98         5.1
                                    --------                 --------
  Total                                392                    $ 18.5
                                    ========                 ========


The financial statements of the completed acquisitions are not included in the audited consolidated financial statements included herein.

Financing Transactions

On March 6, 1998, MACP completed the sale of $142,000,000 of first mortgage bonds (the "MACP Bonds") secured by liens on 26 properties owned by MACP. The MACP Bonds were issued to Mid-America Finance, Inc., a wholly owned qualified REIT subsidiary of the Company, which deposited MACP Bonds into a grantor trust (the "Trust"). The Trust issued commercial mortgage pass-through certificates representing beneficial ownership of the MACP Bonds. The five year fixed rate non-amortizing certificates bear interest at 6.376%. The net proceeds to the Company were approximately $139.2 million after payment of initial discount, underwriters' fees, costs of rate lock and other expenses. The Company used the net proceeds of the MACP Bonds to repay the MSMC Loan.

On March 13, 1998, the Company issued mortgages of $36.2 million, refinancing $29.04 million of existing loans. These new mortgages are fixed at 7.00% and will amortize over 25 years and will balloon in 2005.

On March 16, 1998, the Company increased its line of credit from $110 million to $200 million with terms substantially the same as before.



11.  Selected Quarterly Financial Information (Unaudited)
Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)


                                                                     Year Ended December 31, 1997
                                                                     ----------------------------
                                                            First(2)    Second(2)   Third(2)    Fourth
                                                           --------     --------    --------    --------
Total revenues                                              $29,839      $32,720    $34,395      $42,162
Income before minority interest in operating
   partnership income and extraordinary item                 $4,704       $5,461     $5,085       $7,292
Minority interest in operating partnership income              $527         $651       $620         $895
Extraordinary item, net of minority interest                    -            -          -        ($8,622)
Net income (loss) available for common shareholders          $2,990       $3,622     $3,278      ($3,915)


Per share:
Basic and diluted per share (1):
Net income available per common shares
     Before extraordinary item                                $0.26        $0.27      $0.24        $0.27
     Extraordinary item                                       $0.00        $0.00      $0.00       ($0.50)
                                                             ---------------------------------------------
     Net income available per common share                    $0.26        $0.27      $0.24       ($0.23)
                                                             =============================================
Dividend declared                                             $0.535       $0.535     $0.535       $0.550



                                                                   Year Ended December 31, 1996
                                                                   ----------------------------
                                                              First       Second        Third       Fourth
                                                          ---------      -------      -------      -------
Total revenues                                              $27,151      $27,361      $28,362      $29,008
Income before minority interest in operating
    partnership income and extraordinary item                $3,638       $5,595       $3,492       $4,748
Minority interest in operating partnership income              $670       $1,027         $644         $872
Net income available for common shareholders                 $2,968       $4,568       $2,848       $2,886


Per share:
Basic and diluted per share (1):
Net income available per common shares
     Before extraordinary item                                $0.27        $0.42        $0.26        $0.26
     Extraordinary item                                       $0.00        $0.00        $0.00        $0.00
                                                            ----------------------------------------------
     Net income available per common share                    $0.27        $0.42        $0.26        $0.26
                                                            ==============================================

    Dividend declared                                         $0.510       $0.510       $0.510       $0.535




[FN]
(1) Earnings per share have been restated for the effect of implementing, in the quarter ended December 31, 1997 SFAS No. 128, "Earnings per Share".
(2) During the quarter ended December 31, 1997, the Operating Partnership Agreement was amended to eliminate, effective January 1, 1997, the additional allocation of income to the Class A Common unitholders. The amounts previously reported for prior quarters during 1997 have been restated for the effect of this amendment. The effect of this amendment was to increase net income available for common shareholders approximately $315, $257 and $200 and to increase net income available per common share by $ 0.03, $ 0.02, and $ 0.02 for the first, second and third quarters of 1997.




                            Independent Auditors' Report


 The Board of Directors and Shareholders
 Mid-America Apartment Communities, Inc.:


 Under date of March 27, 1998, we reported on the consolidated balance sheets of Mid-America Apartment Communities, Inc. (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the annual report to shareholders. Our report refers to the Company's change in its accounting method to capitalize replacement purchases for major appliances and carpet in 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

 In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents, fairly in all material respects, the information set forth therein.



                                          /s/ KPMG Peat Marwick LLP



 Memphis, Tennessee
 March 27, 1998



Mid-America  Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1997
(Dollars in thousands)



                                                                          Initial Cost
                                                                      ---------------------
                                                                                 Building
                                                                                      and
Property Name                     Location            Encumbrances       Land    Fixtures
---------------                   -------------       ------------    -------    ----------
The Advantages                    Jackson, MS                - (1)       $422     $3,727
McKellar Woods                    Memphis, TN                8,357        737     13,200
Pine Trails                       Clinton, MS                1,357        178      2,728
Reflection Pointe                 Jackson, MS                5,882        710      8,770
Riverhills                        Grenada, MS                  851        153      2,092
Woodridge                         Jackson, MS                4,789        471      5,522
Greenbrook                        Memphis, TN               15,477      2,100     24,468
Hamilton Pointe                   Chattanooga, TN            - (1)        686      6,281
Hidden Creek                      Chattanooga, TN            - (1)        895      8,098
Steeplechase                      Hixson, TN                  -(9)        217      1,957
Cedar Mill (7)                    Memphis, TN                2,487        475      6,546
Clearbrook Village                Memphis, TN                1,162        260      3,658
Crossings                         Memphis, TN                - (1)        554      2,216
Eastview                          Memphis, TN                3,286        700      9,646
Gleneagles                        Memphis, TN                - (1)        443      3,983
The Park Estate                   Memphis, TN                1,471        178      1,141
Winchester Square                 Memphis, TN                - (1)        350      7,279
Post House North                  Jackson, TN                3,680        381      4,299
Post House Jackson                Jackson, TN                5,140        443      5,078
The Oaks                          Jackson, TN                - (1)        177      1,594
The Corners                       Winston-Salem, NC          4,306        685      6,165
Park Haywood                      Greenville, SC              -(9)        325      2,925
Hickory Farm                      Memphis, TN                - (1)        580      5,220
Lakeshore Landing                 Jackson, MS                - (1)        480      4,320
Woodstream                        Greensboro, NC             5,491        953      8,599
Stonemill Village                 Louisville, KY             - (1)      1,169     10,518
Canyon Creek                      St. Louis, MO              - (1)        880      7,923
Whispering Oaks                   Little Rock, AR            3,000        506      4,551
Pear Orchard                      Jackson, MS                 -(9)      1,352     12,168
Celery Stalk                      Dallas, TX                 8,460      1,463     13,165
Lane at Towne Crossing            Mesquite, TX               5,696      1,038      9,338
Hollybrook                        Dalton, GA                 2,520        405      3,646
Green Tree Place                  Woodlands, TX              3,180        539      4,850
Redford Park                      Conroe, TX                 3,000        509      4,580
MacArthur Ridge                   Irving, TX                 7,524      1,131     10,183
Lincoln on the Green              Memphis, TN                -(10)      1,498     13,484
Brentwood Downs                   Nashville, TN              6,678      1,193     10,739
Shenandoah Ridge                  Augusta, GA                 -(9)        650      5,850
Westborough Crossing              Katy, TX                   3,958        677      6,091
Sailwinds at Lake Magdalene       Tampa, FL                 15,950      2,212     19,909
Woodbridge at the Lake            Jacksonville, FL           3,672        645      5,804
Lakepointe                        Lexington, KY               -(9)        411      3,699
The Mansion                       Lexington, KY              4,140        694      6,242
The Village                       Lexington, KY               -(9)        900      8,097
Cypresswood Court                 Spring, TX                 3,330        577      5,190
The Lodge at Timberglen           Dallas, TX                 4,740        825      7,422
Calais Forest                     Little Rock, AR            5,610      1,026      9,244
The Fairways                      Columbia, SC               7,641        910      8,207
Kirby Station                     Memphis, TN                 -(9)      1,148     10,337
Belmere                           Tampa, FL                   -(9)        851      7,667
Williamsburg Village              Jackson, TN                 -(9)        523      4,711
Fairways @ Royal Oak              Cincinnati, OH              -(9)        814      7,335
Tanglewood                        Anderson, SC               2,576        427      3,853
Woods at Post House               Jackson, TN                5,313        240      6,839
Somerset                          Jackson, MS                 -(9)        477      4,294
Highland Ridge                    Greenville, SC              -(3)        482      4,337
Spring Creek                      Greenville, SC              -(3)        597      5,374
St. Augustine                     Jacksonville, FL            -(4)      2,858      6,475
Cooper's Hawk                     Jacksonville, FL            -(4)        854      7,500
Marsh Oaks                        Atlantic Beach, FL          -(9)        244      2,829
Park at Hermitage                 Nashville, TN              8,190      1,524     14,800
Anatole                           Daytona Beach, FL          7,000      1,227      5,879
The Savannahs                     Melbourne, FL               -(4)        582      7,868
Stassney Woods                    Austin, TX                 4,825      1,621      7,501
Travis Station                    Austin, TX                 4,265      2,282      6,169
Runaway Bay                       Mt. Pleasant, SC            -(3)      1,085      7,269
The Township                      Hampton, VA                 -(2)      1,509      8,189
Lakeside                          Jacksonville, FL            -(9)      1,431     12,883
Crosswinds                        Jackson, MS                 -(9)      1,535     13,826
Sutton Place                      HornLake, MS                -(9)        894      8,053
Savannah Creek                    Southaven, MS               -(9)        778      7,013
Napa Valley                       Little Rock, AR             -(9)        960      8,642
Tiffany Oaks                      Altamonte Springs, FL       -(9)      1,024      9,219
Lincoln on the Green -II          Memphis, TN                    -          -      6,999
Howell Commons                    Greenville, SC              -(9)      1,304     11,740
Balcones Woods                    Austin, TX                 8,986      1,598     14,398
Westside Creek I                  Little Rock, AR             -(9)        616      5,559
Fairways at Hartland              Bowling Green, KY          4,697      1,038      9,342
Woodhollow                        Jacksonville, FL          10,149      1,686     15,179
The Woods                         Austin, TX                  -(2)      1,012      9,120
Hunters Ridge at Deerwood         Jacksonville, FL            -(2)      1,533     13,835
Austin Chase                      Macon, GA                 10,182      1,409     12,687
Westside Creek II                 Little Rock, AR            4,958        654      5,904
Woodwinds                         Aiken, SC                  3,532        503      4,540
Hermitage at Beechtree            Cary, NC                    -(9)        900      8,099
Sterling Ridge                    Augusta, GA                4,805        772      6,949
Colony at Southpark               Aiken, SC                 -             757      6,820
Fountain Lake                     Brunswick, GA              3,005        502      4,551
Hidden Lake I                     Union City, GA             4,583        675      6,128
Hidden Lake II                    Union City, GA              -(9)        621      5,587
Hidden Oaks I                     Albany, GA                -             364      3,300
Hidden Oaks II                    Albany, GA                 2,470        306      2,774
High Ridge                        Athens, GA                  -(9)        884      7,958
Paddock Club Columbia I           Columbia, SC                -(2)      1,040      9,360
Paddock Club Huntsville           Huntsville, AL              -(2)        830      7,470
Paddock Club Jacksonville I       Jacksonville, FL           -(10)        963      8,739
Paddock Club Lakeland I           Lakeland, FL               -(10)        951      8,630
Paddock Club Lakeland II          Lakeland, FL               -(10)      1,303     11,822
Paddock Club Tallahassee I        Tallahassee, FL             -(2)        950      8,550
Paddock Park I                    Ocala, FL                  6,805        901      8,177
Paddock Park II                   Ocala, FL                   -(2)      1,383     12,547
Park Place                        Spartanburg, SC             -(9)        723      6,504
Park Walk                         College Park, GA           3,438        536      4,859
Regency Club                      Albany, GA                -             198      1,795
River Trace I                     Memphis, TN                5,832        881      7,996
River Trace II                    Memphis, TN                5,739        741      6,727
Riverwind                         Columbus, GA              -             108        979
Southland Station I               Warner Robins, GA           -(9)        777      6,992
Southland Station II              Warner Robins, GA         -             693      6,292
Three Oaks I                      Valdosta, GA               2,894        462      4,188
Three Oaks II                     Valdosta, GA               2,978        460      4,170
The Vistas                        Macon, GA                  4,130        595      5,403
Westbury Creek                    Augusta, GA                3,207        400      3,626
Westbury Springs                  Lilburn, GA                4,307        665      6,038
Whispering Pines I                LaGrange, GA               2,770        454      4,116
Whispering Pines II               LaGrange, GA               2,561        370      3,354
Whisperwood                       Columbus, GA                -(2)      2,330     20,970
Whisperwood Spa I                 Columbus, GA                -(2)      1,510     13,590
Wildwood I                        Thomasville, GA            2,112        438      3,971
Wildwood II                       Thomasville, GA            2,046        372      3,372
Willow Creek                      Columbus, GA                -(9)        614      5,523
Windridge                         Chattanooga, TN            5,558        817      7,416
2000 Wynnton                      Columbus, GA              -             192      1,741
Paddock Club Tallahassee II       Tallahassee, FL            4,727        530      4,805
Paddock Club Jacksonville II      Jacksonville, FL           -(10)        689      6,255
Paddock Club Columbia II          Columbia, SC                -(2)        800      7,200
Paddock Club Florence             Florence, KY               9,723      1,209     10,969
Paddock Club Greenville           Greenville, SC              -(2)      1,200     10,800
Paddock Club Brandon I            Brandon, FL                 -(2)      2,100     18,900
Terraces at Towne Lake I          Woodstock, GA             15,246      1,689     15,321
Paddock Club Jacksonville III     Jacksonville, FL           -(10)        642      5,756
                                                          --------   --------  ---------
Total apartments                                           326,444    109,380    975,666

Other real estate assets:
------------------------
Commercial properties, net        Various                    2,844        682      7,187
Construction in progress          Various                     -(2)      9,259     24,458
Land held for future developments Various                      -        7,991        858
                                                          --------   --------  ---------
Total other                                                  2,844     17,932     32,503
                                                          --------   --------  ---------
Total real estate assets                                  $329,288   $127,312 $1,008,169
                                                          ========   ========  =========




Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1997
(Dollars in thousands)


                                                             Cost capitalized             Gross amount
                                                               Subsequent to                carried at
                                                                Acquisition           December 31, 1997 (5)
                                                             -----------------     ---------------------------
                                                                     Building              Building
                                                                          and                   and
Property Name                     Location                    Land   fixtures       Land   fixtures      Total
---------------------             --------------              ----   --------      -----   --------      -----
The Advantages                    Jackson, MS                   -        $704       $422     $4,431     $4,853
McKellar Woods                    Memphis, TN                   -       1,295        737     14,495     15,232
Pine Trails                       Clinton, MS                   -         464        178      3,192      3,370
Reflection Pointe                 Jackson, MS                  140      2,129        850     10,899     11,749
Riverhills                        Grenada, MS                   -         177        153      2,269      2,422
Woodridge                         Jackson, MS                   -         231        471      5,753      6,224
Greenbrook                        Memphis, TN                   25      3,438      2,125     27,906     30,031
Hamilton Pointe                   Chattanooga, TN               -         718        686      6,999      7,685
Hidden Creek                      Chattanooga, TN               -       1,050        895      9,148     10,043
Steeplechase                      Hixson, TN                    -       1,087        217      3,044      3,261
Cedar Mill (7)                    Memphis, TN                   -       1,101        475      7,647      8,122
Clearbrook Village                Memphis, TN                   -         391        260      4,049      4,309
Crossings                         Memphis, TN                   -         443        554      2,659      3,213
Eastview                          Memphis, TN                   -       1,084        700     10,730     11,430
Gleneagles                        Memphis, TN                   -       1,238        443      5,221      5,664
The Park Estate                   Memphis, TN                   -         737        178      1,878      2,056
Winchester Square                 Memphis, TN                   -         713        350      7,992      8,342
Post House North                  Jackson, TN                   -         560        381      4,859      5,240
Post House Jackson                Jackson, TN                   -         437        443      5,515      5,958
The Oaks                          Jackson, TN                   -         531        177      2,125      2,302
The Corners                       Winston-Salem, NC             -         459        685      6,624      7,309
Park Haywood                      Greenville, SC                35      2,250        360      5,175      5,535
Hickory Farm                      Memphis, TN                   -         337        580      5,557      6,137
Lakeshore Landing                 Jackson, MS                   -         466        480      4,786      5,266
Woodstream                        Greensboro, NC                -         558        953      9,157     10,110
Stonemill Village                 Louisville, KY                -         945      1,169     11,463     12,632
Canyon Creek                      St. Louis, MO                220      1,414      1,100      9,337     10,437
Whispering Oaks                   Little Rock, AR               -       1,422        506      5,973      6,479
Pear Orchard                      Jackson, MS                   -         982      1,352     13,150     14,502
Celery Stalk                      Dallas, TX                    -       1,104      1,463     14,269     15,732
Lane at Towne Crossing            Mesquite, TX                  -         899      1,038     10,237     11,275
Hollybrook                        Dalton, GA                    -         767        405      4,413      4,818
Green Tree Place                  Woodlands, TX                 -         465        539      5,315      5,854
Redford Park                      Conroe, TX                    -         624        509      5,204      5,713
MacArthur Ridge                   Irving, TX                    -         473      1,131     10,656     11,787
Lincoln on the Green              Memphis, TN                   -         660      1,498     14,144     15,642
Brentwood Downs                   Nashville, TN                 -         563      1,193     11,302     12,495
Shenandoah Ridge                  Augusta, GA                   -       1,678        650      7,528      8,178
Westborough Crossing              Katy, TX                      -         491        677      6,582      7,259
Sailwinds at Lake Magdalene       Tampa, FL                     -       6,667      2,212     26,576     28,788
Woodbridge at the Lake            Jacksonville, FL              -         659        645      6,463      7,108
Lakepointe                        Lexington, KY                 -         571        411      4,270      4,681
The Mansion                       Lexington, KY                 -         529        694      6,771      7,465
The Village                       Lexington, KY                 -         757        900      8,854      9,754
Cypresswood Court                 Spring, TX                    -         582        577      5,772      6,349
The Lodge at Timberglen           Dallas, TX                    -       1,309        825      8,731      9,556
Calais Forest                     Little Rock, AR               -       1,042      1,026     10,286     11,312
The Fairways                      Columbia, SC                  -         327        910      8,534      9,444
Kirby Station                     Memphis, TN                   -       1,753      1,148     12,090     13,238
Belmere                           Tampa, FL                     -         808        851      8,475      9,326
Williamsburg Village              Jackson, TN                   -         407        523      5,118      5,641
Fairways @ Royal Oak              Cincinnati, OH                -         617        814      7,952      8,766
Tanglewood                        Anderson, SC                  -         477        427      4,330      4,757
Woods at Post House               Jackson, TN                   -         474        240      7,313      7,553
Somerset                          Jackson, MS                   -         523        477      4,817      5,294
Highland Ridge                    Greenville, SC                -         178        482      4,515      4,997
Spring Creek                      Greenville, SC                -         276        597      5,650      6,247
St. Augustine                     Jacksonville, FL              -       1,582      2,858      8,057     10,915
Cooper's Hawk                     Jacksonville, FL              -         479        854      7,979      8,833
Marsh Oaks                        Atlantic Beach, FL            -         459        244      3,288      3,532
Park at Hermitage                 Nashville, TN                 -         825      1,524     15,625     17,149
Anatole                           Daytona Beach, FL             -         422      1,227      6,301      7,528
The Savannahs                     Melbourne, FL                 -         670        582      8,538      9,120
Stassney Woods                    Austin, TX                    -         823      1,621      8,324      9,945
Travis Station                    Austin, TX                    -         616      2,282      6,785      9,067
Runaway Bay                       Mt. Pleasant, SC              -         442      1,085      7,711      8,796
The Township                      Hampton, VA                   -         125      1,509      8,314      9,823
Lakeside                          Jacksonville, FL              -       2,034      1,431     14,917     16,348
Crosswinds                        Jackson, MS                   -         830      1,535     14,656     16,191
Sutton Place                      HornLake, MS                  -         537        894      8,590      9,484
Savannah Creek                    Southaven, MS                 -         365        778      7,378      8,156
Napa Valley                       Little Rock, AR               -         448        960      9,090     10,050
Tiffany Oaks                      Altamonte Springs, FL         -         500      1,024      9,719     10,743
Lincoln on the Green -II          Memphis, TN                   -       5,827        -       12,826     12,826
Howell Commons                    Greenville, SC                -         316      1,304     12,056     13,360
Balcones Woods                    Austin, TX                    -       1,010      1,598     15,408     17,006
Westside Creek I                  Little Rock, AR               -         180        616      5,739      6,355
Fairways at Hartland              Bowling Green, KY             -         466      1,038      9,808     10,846
Woodhollow                        Jacksonville, FL              -         562      1,686     15,741     17,427
The Woods                         Austin, TX                    -         163      1,012      9,283     10,295
Hunters Ridge at Deerwood         Jacksonville, FL              -         849      1,533     14,684     16,217
Austin Chase                      Macon, GA                     -           6      1,409     12,693     14,102
Westside Creek II                 Little Rock, AR               -          13        654      5,917      6,571
Woodwinds                         Aiken, SC                     -          31        503      4,571      5,074
Hermitage at Beechtree            Cary, NC                      -           7        900      8,106      9,006
Sterling Ridge                    Augusta, GA                   -          24        772      6,973      7,745
Colony at Southpark               Aiken, SC                     -           3        757      6,823      7,580
Fountain Lake                     Brunswick, GA                 -         281        502      4,832      5,334
Hidden Lake I                     Union City, GA                -           5        675      6,133      6,808
Hidden Lake II                    Union City, GA                -           3        621      5,590      6,211
Hidden Oaks I                     Albany, GA                    -           2        364      3,302      3,666
Hidden Oaks II                    Albany, GA                    -           2        306      2,776      3,082
High Ridge                        Athens, GA                    -           2        884      7,960      8,844
Paddock Club Columbia I           Columbia, SC                  -           3      1,040      9,363     10,403
Paddock Club Huntsville           Huntsville, AL                -           3        830      7,473      8,303
Paddock Club Jacksonville I       Jacksonville, FL              -           1        963      8,740      9,703
Paddock Club Lakeland I           Lakeland, FL                  -           6        951      8,636      9,587
Paddock Club Lakeland II          Lakeland, FL                  -                  1,303     11,822     13,125
Paddock Club Tallahassee I        Tallahassee, FL               -           7        950      8,557      9,507
Paddock Park I                    Ocala, FL                     -           9        901      8,186      9,087
Paddock Park II                   Ocala, FL                     -          13      1,383     12,560     13,943
Park Place                        Spartanburg, SC               -           2        723      6,506      7,229
Park Walk                         College Park, GA              -           4        536      4,863      5,399
Regency Club                      Albany, GA                    -           3        198      1,798      1,996
River Trace I                     Memphis, TN                   -           4        881      8,000      8,881
River Trace II                    Memphis, TN                   -           3        741      6,730      7,471
Riverwind                         Columbus, GA                  -                    108        979      1,087
Southland Station I               Warner Robins, GA             -          14        777      7,006      7,783
Southland Station II              Warner Robins, GA             -           3        693      6,295      6,988
Three Oaks I                      Valdosta, GA                  -           8        462      4,196      4,658
Three Oaks II                     Valdosta, GA                  -           4        460      4,174      4,634
The Vistas                        Macon, GA                     -                    595      5,403      5,998
Westbury Creek                    Augusta, GA                   -                    400      3,626      4,026
Westbury Springs                  Lilburn, GA                   -           1        665      6,039      6,704
Whispering Pines I                LaGrange, GA                  -           1        454      4,117      4,571
Whispering Pines II               LaGrange, GA                  -                    370      3,354      3,724
Whisperwood                       Columbus, GA                  -          17      2,330     20,987     23,317
Whisperwood Spa I                 Columbus, GA                  -           9      1,510     13,599     15,109
Wildwood I                        Thomasville, GA               -           1        438      3,972      4,410
Wildwood II                       Thomasville, GA               -           1        372      3,373      3,745
Willow Creek                      Columbus, GA                  -           3        614      5,526      6,140
Windridge                         Chattanooga, TN               -           2        817      7,418      8,235
2000 Wynnton                      Columbus, GA                  -           0        192      1,741      1,933
Paddock Club Tallahassee II       Tallahassee, FL               -           0        530      4,805      5,335
Paddock Club Jacksonville II      Jacksonville, FL              -           -        689      6,255      6,944
Paddock Club Columbia II          Columbia, SC                  -           1        800      7,201      8,001
Paddock Club Florence             Florence, KY                  -           -      1,209     10,969     12,178
Paddock Club Greenville           Greenville, SC                -           -      1,200     10,800     12,000
Paddock Club Brandon I            Brandon, FL                   -           -      2,100     18,900     21,000
Terraces at Towne Lake I          Woodstock, GA                 -           -      1,689     15,321     17,010
Paddock Club Jacksonville III     Jacksonville, FL              -           -        640      5,756      6,396

Total apartments                                               420     74,073    109,800  1,049,739  1,159,549
                                                             -----    -------    -------  ---------  ---------

Other real estate assets:
-------------------------
Commercial properties, net        Various                       -       1,719        682      8,906      9,562
Construction in progress          Various                       -                  9,259     24,458     33,717
Land held for future developments Various                       -                  7,991        858      8,849
                                                             -----    -------    -------  ---------  ---------
Total other                                                      0      1,719     17,932     34,222     52,128
                                                             -----    -------    -------  ---------  ---------
Total real estate assets                                      $420    $75,792   $127,732 $1,083,961 $1,211,669
                                                             =====    =======    =======  =========  =========


Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1997
(Dollars in thousands)

                                                                                           Life used
                                                                                           to compute
                                                                                           depreciation
                                                                                           in latest
                                                       Accumulated              Date of    income
Property Name                     Location             Depreciation    Net    Construction statement(6)
------------------------          -------------        ------------   ------- ------------ -----------
The Advantages                    Jackson, MS              ($1,118)    $3,735        1984  5 - 40
McKellar Woods                    Memphis, TN               (2,105)    13,124        1976  5 - 40
Pine Trails                       Clinton, MS               (1,088)     2,282        1978  5 - 40
Reflection Pointe                 Jackson, MS               (1,265)    10,484        1986  5 - 40
Riverhills                        Grenada, MS                 (440)     1,982        1972  5 - 40
Woodridge                         Jackson, MS                 (729)     5,495        1987  5 - 40
Greenbrook                        Memphis, TN               (3,885)    26,146        1986  5 - 40
Hamilton Pointe                   Chattanooga, TN           (1,062)     6,623        1989  5 - 40
Hidden Creek                      Chattanooga, TN           (2,447)     7,596        1987  5 - 40
Steeplechase                      Hixson, TN                  (576)     2,685        1986  5 - 40
Cedar Mill (7)                    Memphis, TN               (1,257)     6,865  1973/1986   5 - 40
Clearbrook Village                Memphis, TN                 (575)     3,734        1974  5 - 40
Crossings                         Memphis, TN                 (643)     2,570        1974  5 - 40
Eastview                          Memphis, TN               (1,709)     9,721        1974  5 - 40
Gleneagles                        Memphis, TN               (1,567)     4,097        1975  5 - 40
The Park Estate                   Memphis, TN                 (816)     1,240        1974  5 - 40
Winchester Square                 Memphis, TN               (1,149)     7,193        1973  5 - 40
Post House North                  Jackson, TN                 (589)     4,651        1987  5 - 40
Post House Jackson                Jackson, TN                 (680)     5,278        1987  5 - 40
The Oaks                          Jackson, TN                 (322)     1,980        1978  5 - 40
The Corners                       Winston-Salem, NC           (900)     6,409        1982  5 - 40
Park Haywood                      Greenville, SC              (583)     4,952        1983  5 - 40
Hickory Farm                      Memphis, TN                 (781)     5,356        1985  5 - 40
Lakeshore Landing                 Jackson, MS                 (659)     4,607        1974  5 - 40
Woodstream                        Greensboro, NC            (1,210)     8,900        1983  5 - 40
Stonemill Village                 Louisville, KY            (1,562)    11,070        1985  5 - 40
Canyon Creek                      St. Louis, MO             (1,200)     9,237        1987  5 - 40
Whispering Oaks                   Little Rock, AR             (806)     5,673        1978  5 - 40
Pear Orchard                      Jackson, MS               (1,717)    12,785        1985  5 - 40
Celery Stalk                      Dallas, TX                (1,852)    13,880        1978  5 - 40
Lane at Towne Crossing            Mesquite, TX              (1,345)     9,930        1983  5 - 40
Hollybrook                        Dalton, GA                  (501)     4,317        1972  5 - 40
Green Tree Place                  Woodlands, TX               (671)     5,183        1984  5 - 40
Redford Park                      Conroe, TX                  (662)     5,051        1984  5 - 40
MacArthur Ridge                   Irving, TX                (1,291)    10,496        1991  5 - 40
Lincoln on the Green              Memphis, TN               (1,696)    13,946        1988  5 - 40
Brentwood Downs                   Nashville, TN             (1,394)    11,101        1986  5 - 40
Shenandoah Ridge                  Augusta, GA                 (930)     7,248        1982  5 - 40
Westborough Crossing              Katy, TX                    (809)     6,450        1984  5 - 40
Sailwinds at Lake Magdalene       Tampa, FL                 (3,377)    25,411        1975  5 - 40
Woodbridge at the Lake            Jacksonville, FL            (789)     6,319        1985  5 - 40
Lakepointe                        Lexington, KY               (501)     4,180        1986  5 - 40
The Mansion                       Lexington, KY               (797)     6,668        1987  5 - 40
The Village                       Lexington, KY             (1,067)     8,687        1989  5 - 40
Cypresswood Court                 Spring, TX                  (682)     5,667        1984  5 - 40
The Lodge at Timberglen           Dallas, TX                (1,063)     8,493        1984  5 - 40
Calais Forest                     Little Rock, AR           (1,177)    10,135        1987  5 - 40
The Fairways                      Columbia, SC                (960)     8,484        1992  5 - 40
Kirby Station                     Memphis, TN               (1,367)    11,871        1978  5 - 40
Belmere                           Tampa, FL                   (960)     8,366        1984  5 - 40
Williamsburg Village              Jackson, TN                 (578)     5,063        1987  5 - 40
Fairways @ Royal Oak              Cincinnati, OH              (876)     7,890        1988  5 - 40
Tanglewood                        Anderson, SC                (469)     4,288        1980  5 - 40
Woods at Post House               Jackson, TN                 (934)     6,619        1995  5 - 40
Somerset                          Jackson, MS                 (540)     4,754        1981  5 - 40
Highland Ridge                    Greenville, SC              (348)     4,649        1984  5 - 40
Spring Creek                      Greenville, SC              (433)     5,814        1984  5 - 40
St. Augustine                     Jacksonville, FL            (869)    10,046        1987  5 - 40
Cooper's Hawk                     Jacksonville, FL            (758)     8,075        1987  5 - 40
Marsh Oaks                        Atlantic Beach, FL          (315)     3,217        1986  5 - 40
Park at Hermitage                 Nashville, TN             (1,449)    15,700        1987  5 - 40
Anatole                           Daytona Beach, FL           (600)     6,928        1986  5 - 40
The Savannahs                     Melbourne, FL               (807)     8,313        1990  5 - 40
Stassney Woods                    Austin, TX                  (787)     9,158        1985  5 - 40
Travis Station                    Austin, TX                  (624)     8,443        1987  5 - 40
Runaway Bay                       Mt. Pleasant, SC            (710)     8,086        1988  5 - 40
The Township                      Hampton, VA                 (729)     9,094        1987  5 - 40
Lakeside                          Jacksonville, FL          (1,026)    15,322        1985  5 - 40
Crosswinds                        Jackson, MS                 (738)    15,453  1988/1990   5 - 40
Sutton Place                      HornLake, MS                (436)     9,048        1991  5 - 40
Savannah Creek                    Southaven, MS               (372)     7,784        1989  5 - 40
Napa Valley                       Little Rock, AR             (374)     9,676        1984  5 - 40
Tiffany Oaks                      Altamonte Springs, FL       (332)    10,411        1985  5 - 40
Lincoln on the Green -II          Memphis, TN                 (106)    12,720        1997  5 - 40
Howell Commons                    Greenville, SC              (380)    12,980  1986/1988   5 - 40
Balcones Woods                    Austin, TX                  (385)    16,621        1983  5 - 40
Westside Creek I                  Little Rock, AR             (149)     6,206        1984  5 - 40
Fairways at Hartland              Bowling Green, KY           (247)    10,599        1996  5 - 40
Woodhollow                        Jacksonville, FL            (412)    17,015        1986  5 - 40
The Woods                         Austin, TX                  (215)    10,080        1977  5 - 40
Hunters Ridge at Deerwood         Jacksonville, FL            (308)    15,909        1987  5 - 40
Austin Chase                      Macon, GA                   (186)    13,916        1996  5 - 40
Westside Creek II                 Little Rock, AR              (52)     6,519        1986  5 - 40
Woodwinds                         Aiken, SC                    (40)     5,034        1988  5 - 40
Hermitage at Beechtree            Cary, NC                     (47)     8,959        1988  5 - 40
Sterling Ridge                    Augusta, GA                  (41)     7,704        1986  5 - 40
Colony at Southpark               Aiken, SC                    (20)     7,560  1989/1991   5 - 40
Fountain Lake                     Brunswick, GA                (16)     5,318        1983  5 - 40
Hidden Lake I                     Union City, GA               (21)     6,787        1985  5 - 40
Hidden Lake II                    Union City, GA               (21)     6,190        1987  5 - 40
Hidden Oaks I                     Albany, GA                   (11)     3,655        1979  5 - 40
Hidden Oaks II                    Albany, GA                   (10)     3,072        1980  5 - 40
High Ridge                        Athens, GA                   (29)     8,815        1987  5 - 40
Paddock Club Columbia I           Columbia, SC                 (33)    10,370        1989  5 - 40
Paddock Club Huntsville           Huntsville, AL               (26)     8,277        1989  5 - 40
Paddock Club Jacksonville I       Jacksonville, FL             (30)     9,673        1989  5 - 40
Paddock Club Lakeland I           Lakeland, FL                 (30)     9,557        1988  5 - 40
Paddock Club Lakeland II          Lakeland, FL                 (41)    13,084        1990  5 - 40
Paddock Club Tallahassee I        Tallahassee, FL              (30)     9,477        1990  5 - 40
Paddock Park I                    Ocala, FL                    (28)     9,059        1986  5 - 40
Paddock Park II                   Ocala, FL                    (44)    13,899        1988  5 - 40
Park Place                        Spartanburg, SC              (22)     7,207        1987  5 - 40
Park Walk                         College Park, GA             (17)     5,382        1985  5 - 40
Regency Club                      Albany, GA                    (6)     1,990        1983  5 - 40
River Trace I                     Memphis, TN                  (28)     8,853        1981  5 - 40
River Trace II                    Memphis, TN                  (23)     7,448        1985  5 - 40
Riverwind                         Columbus, GA                  (3)     1,084        1983  5 - 40
Southland Station I               Warner Robins, GA            (21)     7,762        1987  5 - 40
Southland Station II              Warner Robins, GA            (22)     6,966        1990  5 - 40
Three Oaks I                      Valdosta, GA                 (15)     4,643        1983  5 - 40
Three Oaks II                     Valdosta, GA                 (15)     4,619        1984  5 - 40
The Vistas                        Macon, GA                    (19)     5,979        1985  5 - 40
Westbury Creek                    Augusta, GA                  (13)     4,013        1984  5 - 40
Westbury Springs                  Lilburn, GA                  (21)     6,683        1983  5 - 40
Whispering Pines I                LaGrange, GA                 (14)     4,557        1982  5 - 40
Whispering Pines II               LaGrange, GA                 (12)     3,712        1984  5 - 40
Whisperwood                       Columbus, GA                 (74)    23,243  1981/1986   5 - 40
Whisperwood Spa I                 Columbus, GA                 (48)    15,061        1988  5 - 40
Wildwood I                        Thomasville, GA              (14)     4,396        1980  5 - 40
Wildwood II                       Thomasville, GA              (12)     3,733        1984  5 - 40
Willow Creek                      Columbus, GA                 (26)     6,116  1971/1977   5 - 40
Windridge                         Chattanooga, TN              (26)     8,209        1984  5 - 40
2000 Wynnton                      Columbus, GA                  (6)     1,927        1983  5 - 40
Paddock Club Tallahassee II       Tallahassee, FL              (17)     5,318        1995  5 - 40
Paddock Club Jacksonville II      Jacksonville, FL             (22)     6,922        1996  5 - 40
Paddock Club Columbia II          Columbia, SC                 (25)     7,976        1995  5 - 40
Paddock Club Florence             Florence, KY                 (38)    12,140        1994  5 - 40
Paddock Club Greenville           Greenville, SC               (38)    11,962        1996  5 - 40
Paddock Club Brandon I            Brandon, FL                  (66)    20,934        1997  5 - 40
Terraces at Towne Lake I          Woodstock, GA                (53)    16,957        1997  5 - 40
Paddock Club Jacksonville III     Jacksonville, FL             (20)     6,376        1997  5 - 40
rounding???                                                    (20)       (17)
                                                           -------- ---------
Total apartments                                           (76,129) 1,083,410

Other real estate assets:
-------------------------
Commercial properties, net        Various                     (860)     8,728    Various   5 - 40
Construction in progress          Various                              33,717     N/A        N/A
Land held for future developments Various                               8,849     N/A        N/A
                                                           -------- ---------
Total other                                                   (860)    51,294
                                                           -------- ---------
Total real estate assets                                  ($76,989)$1,134,704
                                                           ======== =========



[FN]
(1) These 12 Properties are encumbered by a $43.4 million note payable.
(2) Subject to a negative pledge pursuant to the agreement in respect of the Credit Line, with an outstanding balance of $45.2 million at December 31, 1997. The line had a variable interest rate at December 31, 1997 of 7.07%.
(3) These three properties are encumbered by a $10.3 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.
(4) These three properties are encumbered by a $16.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.
(5) The aggregate cost for Federal income tax purposes was approximately
    $1,115 million at December 31, 1997. The total gross amount of real estate assets for GAAP purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under generally accepted accounting principles.
(6) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.
(7) Includes adjacent 68-unit Mendenhall Townhomes.
(8) Lincoln Phase II is under construction -  completed First quarter 1998.
(9) These 26 communities are encumbered by a $140 million MSMC loan with an average interest rate of 6.62%.
(10) These six communities are encumbered by a $47.5 million note payable.

MID - AMERICA  APARTMENT  COMMUNITIES, INC.
Schedule III
Real Estate Investments and Accumulated Depreciation


A summary of activity for real estate investments and accumulated depreciation is as follows:


                                       Years Ended December 31,
                                    -----------------------------
                                       1997      1996      1995
                                    --------  --------  --------
                                       (Dollars in thousands)

Real estate investments:
    Balance at beginning of year    $ 641,893  $ 578,788  $ 434,460
    Acquisitions                      140,858     66,258     15,561
    Improvements and development       36,298     20,634     25,590
    Assets acquired from business
      combination                     392,644          -    103,177
    Disposition of real estate
      assets                                -    (23,787)         -
                                  -----------  ---------  ---------
    Balance at end of year        $ 1,211,693  $ 641,893  $ 578,788
                                  ===========  =========  =========


Accumulated depreciation:
    Balance at beginning of year     $ 49,558   $ 29,504   $ 13,386
    Depreciation                       27,431     21,249     16,118
    Disposition of real estate
      assets                                -     (1,195)         -
                                  -----------   --------   --------
    Balance at end of year           $ 76,989   $ 49,558   $ 29,504
                                  ===========   ========   ========


[FN]
    The Company's consolidated balance sheet at December 31, 1997 includes accumulated depreciation of $860 thousand in the caption "Commercial properties, net".