Form 10-K/A
period 1997-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-04-02
CIK 912595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K/A

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

The 1997 Annual Report on Form 10-K is amended to include Financial Data Schedules.


Item 16.  Exhibits.

Exhibit
Numbers     Exhibit Description
-------      -------------------
2.1*         Agreement  and Plan of Reorganization made as of September  15,
             1997  by  and  among Mid-America Apartments, L.P.,  Mid-America
             Apartment Communities, Inc. and Flournoy Development Company

3.1********  Amended   and   Restated   Charter  of  Mid-America   Apartment
             Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994

3.2******    Articles  of Amendment to the Charter of Mid-America  Apartment
             Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994

3.3********  Articles  of  Merger of The Cates Company with  and  into  Mid-
             America Apartment Communities, Inc. dated February 2, 1994, as filed with the Tennessee Secretary of State on February 3, 1994

3.4******    Articles  of Merger of America First REIT Advisory  Company,  a
             Nebraska  corporation,  with  and  into  Mid-America  Apartment
             Communities,  Inc.,  a Tennessee corporation,  dated  June  29,
             1995,  as filed with the Tennessee Secretary of State  on  June
             29, 1995

3.5** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996

3.6********  Mid-America  Apartment Communities, Inc. Articles of  Amendment
             to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

3.7*** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

3.8********  Articles  of Merger of Flournoy Development Company (a  Georgia
             corporation) with and into Mid-America Apartment Communities, Inc. (a Tennessee corporation) dated November 21, 1997, as filed with the Tennessee Secretary of State on November 25, 1997


3.9********  Mid-America  Apartment Communities, Inc. Articles of  Amendment
             to the Amended and Restated Charter dated December 15, 1997, as filed with the Tennessee Secretary of State on December 31, 1997

3.10******** Bylaws of Mid-America Apartment Communities, Inc.

4.1********* Form of Common Share Certificate

4.2****      Form of 9.5% Series A Cumulative Preferred Stock Certificate

4.3*****     Form of 8 7/8% Series B Cumulative Preferred Stock Certificate

4.4** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996

4.5*** Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

10.1*******  Second Amended and Restated Agreement of Limited Partnership of
             Mid-America Apartments, L.P., a Tennessee limited partnership

10.2*********Employment Agreement between Mid-America Apartment Communities,
             Inc. and George E. Cates

10.3*********1994 Restricted Stock and Stock Option Plan

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

10.9********* Revolving Credit Agreement between the Registrant and
              AmSouth Bank of Alabama

10.10******** Note Purchase Agreement of the Operating Partnership and
              the Registrant and Prudential Insurance Company of America


11.1 Statement re: computation of per share earnings (included within the Form 10-K)

12.1 Statement re: computation of ratios (definition of ratios used are disclosed as footnotes on the related table(s) within the Form 10-K)

21.1*********  List of Subsidiaries

23.1*********  Consent of KPMG Peat Marwick LLP

23.2 Opinion of KPMG Peat Marwick LLP on Schedule III (included in F pages of this Form 10-K)

27.1           Financial Data Schedule (for year ended December 31, 1997)

27.2           Financial Data Schedule (for year ended December 31, 1996)

27.3           Financial Data Schedule (for year ended December 31, 1995)
_____________________
* Filed as Exhibit 10.20 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 19, 1997 (Commission File No. 1-12762)

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

******** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-69434), as amended, of the Registrant and incorportated herein by reference.

********* Filed as and exhibit to the 1997 Annual Report of the Registrant on Form 10-K as of March 31, 1998


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