Form 10-K/A
period 1997-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-04-27
CIK 912595

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                         AMENDMENT NO. 2  to

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

                                                  Name of Exchange
             Title of Each Class                 on Which Registered
 Common Stock, par value $.01 per share        New York Stock Exchange
  Series A Cumulative Preferred Stock,         New York Stock Exchange
        par value $.01 per share
 Series B Cumulative Preferred Stock,          New York Stock Exchange
        par value $.01 per share

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

               MID-AMERICA APARTMENT COMMUNITIES, INC.


                          TABLE OF CONTENTS

  Item                                                          Page
                               PART I

  1.   Business                                                    1
  2.   Properties                                                  6
  3.   Legal Proceedings                                          12
  4.   Submission of Matters to Vote of Security Holders          12

                              PART II

  5.   Market for Registrant's Common Equity and Related
       Stockholder Matters                                        13
  6.   Selected Financial Data                                    14
  7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        16
  8.   Financial Statements and Supplementary Data                21
  9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                        21

                              PART III

  10.  Directors and Executive Officers of the Registrant         21
  11.  Executive Compensation                                     21
  12.  Security Ownership of Certain Beneficial Owners and
       Management                                                 21
  13.  Certain Relationships and Related Transactions             21

                              PART IV

  14.  Exhibits, Financial Statement Schedule and Reports on
       Form 8-K                                                   22

The registrant hereby amends the following items, financial statements and other portions of its Annual Report on Form 10-K for the year ended December 31, 1997 primarily for the three areas set forth below. The entire Annual Report on Form 10-K for the year ended December 31, 1997, including those items not amended is included in this amendment.

ITEM 6. SELECTED FINANCIAL DATA
Caption entitled "Deferred dividends" has been corrected to read
"Preferred dividends". Dollar signs have been omitted from the "Weighted average common shares (000's)" columns and the 1997 number of shares has been changed from 13,897 to 13,892.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"Liquidity and Capital Resources" has been expanded to include a discussion of the October 1997 issuance of 3.499 million shares of common stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K In section (a) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 have been revised to include a column for the number of Common Shares. The Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 have been revised to correct the amount of "Net increase (decrease) in cash and cash equivalents".

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

COMPLETED  ACQUISITIONS.     During 1997, the Company acquired  the
following 12 apartment communities (the "Completed Acquisitions") containing an aggregate of 3,314 apartment units (dollars in millions):

                                        NUMBER
                                          OF      DATE OF     CONTRACT
PROPERTY              LOCATION          UNITS   ACQUISITION   PRICE (1)
----------------      ----------------  ------  -----------  ----------
1.  Howell Commons    Greenville, SC       348     1/15/97      $  13.0
2.  Balcones Woods    Austin, TX           384     3/18/97         15.8
3.  Westside Creek I  Little Rock, AR      142     3/28/97          6.1
4.  Fairways at
     Hartland         Bowling Green, KY    240     3/31/97         10.4
5.   Woodhollow       Jacksonville, FL     450     4/10/97         16.7
6.  The Woods         Austin, TX           278     4/15/97         10.0
7.  Hunters' Ridge    Jacksonville, FL     336     5/29/97         15.2
8.  Austin Chase      Macon, GA            256      8/5/97         14.0
Westside Creek II     Little Rock, AR      166     9/24/97          6.5
9.  Woodwinds         Aiken, SC            144     9/30/97          5.0
10.  Hermitage at
     Beechtree        Cary, NC             194     11/3/97          8.9
11.  Sterling Ridge   Augusta, GA          192    11/13/97          7.7
12.  Colony at
     South Park       Aiken, SC            184    11/25/97          7.5
                                         -----                  -------
Total                                    3,314                  $ 136.8
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

RECENT DEVELOPMENTS

RECENT  ACQUISITIONS

Since December 31, 1997, the Company has acquired the following apartment communities (the "Recent Acquisitions") containing an aggregate of 392 apartment units (dollars in millions):

                             NUMBER   ACQUISITION CONTRACT
PROPERTY       LOCATION     OF UNITS     DATE       PRICE
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


                                        1997       1996        1995
                                      -------    -------     -------
Apartment units at year end            30,468     19,280      18,219

Average monthly rental per
   apartment unit at year end           $568       $529        $508

Average occupancy for the year          94.7%      95.4%      95.2%







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
Total



                                                                Approximate   Average
                                                                  Rentable      Unit
                                                       Number       Area        Size
Property                       Location               Of Units  (Square Ft.)(Square Ft.)

Paddock Club-Huntsville        Huntsville, AL               200     211,576   1,058

Calais Forest                  Little Rock, AR              260     194,928     750
Napa Valley                    Little Rock, AR              240     183,216     763
Westside Creek I               Little Rock, AR              142     148,030   1,042
Westside Creek II              Little Rock, AR              166     156,646     944
Whispering Oaks                Little Rock, AR              206     192,422     934
                                                         ------    --------  ------
                                                          1,014     875,242     863

Tiffany Oaks                   Altamonte Springs, FL        288     234,224     813
Marsh Oaks                     Atlantic Beach, FL           120      93,280     777
Paddock Club - Brandon         Brandon, FL                  308     358,600   1,164
Anatole                        Daytona Beach, FL            208     149,136     717
Cooper's Hawk                  Jacksonville, FL             208     218,400   1,050
Hunter's Ridge at Deerwood     Jacksonville, FL             336     294,888     878
Lakeside                       Jacksonville, FL             416     344,192     827
Paddock Club-Jacksonville I    Jacksonville, FL             200     216,016   1,080
Paddock Club-Jacksonville II   Jacksonville, FL             120     132,280   1,102
Paddock Club-JacksonvilleIII   Jacksonville, FL             120     130,544   1,088
St. Augustine                  Jacksonville, FL             400     304,400     761
Woodbridge at the Lake         Jacksonville, FL             188     166,000     883
Woodhollow                     Jacksonville, FL             450     342,162     760
Paddock Club-Lakeland I        Lakeland, FL                 200     217,704   1,089
Paddock Club-Lakeland II       Lakeland, FL                 264     283,365   1,073
Savannahs at James Landing     Melbourne, FL                256     238,592     932
Paddock Park-Ocala I           Ocala, FL                    200     202,282   1,011
Paddock Park-Ocala II          Ocala, FL                    280     290,496   1,037
Paddock Club-Tallahassee I     Tallahassee, FL              192     208,000   1,083
Paddock Club-Tallahassee II    Tallahassee, FL              112     124,720   1,114
Belmere                        Tampa, FL                    210     202,440     964
Sailwinds at Lake Magdalene    Tampa, FL                    798     667,084     836
                                                         ------   ---------  ------
                                                          5,874   5,418,805     923

Hidden Oaks I                  Albany, GA                   128     132,096    1,032
Hidden Oaks II                 Albany, GA                   112     114,624    1,023
Regency Club                   Albany, GA                   100      80,200      802
High Ridge                     Athens, GA                   160     186,608    1,166
Shenandoah Ridge               Augusta, GA                  272     222,800      819
Sterling Ridge                 Augusta, GA                  192     156,232      814
Westbury Creek                 Augusta, GA                  120     106,998      892
Fountain Lake                  Brunswick, GA                100     118,046    1,180
Park Walk                      College Park, GA             124     112,776      909
2000 Wynnton                   Columbus, GA                  72      66,056      917
Riverwind                      Columbus, GA                  44      40,304      916
Whisperwood                    Columbus, GA                 506     610,876    1,207
Whisperwood Spa & Club         Columbus, GA                 348     380,044    1,092
Willow Creek                   Columbus, GA                 285     246,668      866
Hollybrook                     Dalton, GA                   158     188,640    1,194
Whispering Pines I             LaGrange, GA                 120     123,904    1,033
Whispering Pines II            LaGrange, GA                  96      98,572    1,027
Westbury Springs               Lilburn, GA                  150     137,744      918
Austin Chase                   Macon, GA                    256     293,016    1,144
The Vistas                     Macon, GA                    144     153,792    1,068
Wildwood I                     Thomasville, GA              120     123,904    1,033
Wildwood II                    Thomasville, GA               96     101,152    1,054
Hidden Lake I                  Union City, GA               160     171,192    1,070
Hidden Lake II                 Union City, GA               160     154,000      963
Three Oaks I                   Valdosta, GA                 120     123,904    1,033
Three Oaks II                  Valdosta, GA                 120     129,200    1,077
Southland Station I            Warner Robins, GA            160     186,704    1,167
Southland Station II           Warner Robins, GA            144     168,704    1,172
Terraces at Towne Lake         Woodstock, GA                264     286,968    1,087
                                                          -----   ---------  -------
                                                          4,831   5,015,724      979

Fairways at Hartland           Bowling Green, KY            240     251,180    1,047
Paddock Club Florence          Florence, KY                 200     207,036    1,035
Lakepointe                     Lexington, KY                118      90,614      768
Mansion, The                   Lexington, KY                184     138,720      754
Village, The                   Lexington, KY                252     182,716      725
Stonemill Village              Louisville, KY               384     324,008      844
                                                          -----   ---------  -------
                                                          1,378   1,194,274      867

Canyon Creek                   St. Louis, MO                320     312,592      977

Riverhills                     Grenada, MS                   96      81,942      854
Advantages, The                Jackson, MS                  252     199,136      790
Crosswinds                     Jackson, MS                  360     443,200    1,231
Lakeshore Landing              Jackson, MS                  196     171,156      873
Pear Orchard                   Jackson, MS                  389     338,400      870
Pine Trails                    Jackson, MS                  120      98,560      821
Reflection Pointe              Jackson, MS                  296     254,856      861
Somerset Place                 Jackson, MS                  144     126,848      881
Woodridge                      Jackson, MS                  192     175,034      912
                                                          -----   ---------  -------
                                                          2,045   1,889,132      924

Hermitage at Beechtree         Cary, NC                     194     169,776      875
Woodstream                     Greensboro, NC               304     217,186      714
Corners, The                   Winston-Salem, NC            240     173,496      723
                                                          -----   ---------  -------
                                                            738     560,458      759

Fairways at Royal Oak          Cincinnati, OH               214     214,477    1,002

Colony at Southpark            Aiken, SC                    184     174,800      950
Woodwinds                      Aiken, SC                    144     165,188    1,147
Tanglewood                     Anderson, SC                 168     146,600      873
The Fairways                   Columbia, SC                 240     213,720      891
Paddock Club-Columbia I        Columbia, SC                 200     218,872    1,094
Paddock Club-Columbia II       Columbia, SC                 136     144,720    1,064
Highland Ridge                 Greenville, SC               168     144,000      857
Howell Commons                 Greenville, SC               348     292,840      841
Paddock Club - Greenville      Greenville, SC               208     212,104    1,020
Park Haywood                   Greenville, SC               208     156,776      754
Spring Creek                   Greenville, SC               208     182,000      875
Runaway Bay                    Mt. Pleasant, SC             208     177,840      855
Park Place                     Spartanburg, SC              184     195,312    1,061
                                                          -----   ---------  -------
                                                          2,604   2,424,772      931

Hamilton Pointe                Chattanooga, TN              362     256,716      711
Hidden Creek                   Chattanooga, TN              300     259,152      864
Steeplechase                   Chattanooga, TN              108      98,602      913
Windridge                      Chattanooga, TN              174     238,704    1,372
Oaks, The                      Jackson, TN                  100      87,512      875
Post House Jackson             Jackson, TN                  150     163,640    1,091
Post House North               Jackson, TN                  144     144,724    1,005
Williamsburg Village           Jackson, TN                  148     121,412      820
Woods at Post House            Jackson, TN                  122     118,922      975
Cedar Mill                     Memphis, TN                  276     297,794    1,079
Clearbrook Village             Memphis, TN                  176     150,400      855
Crossings                      Memphis, TN                   80      89,968    1,125
EastView                       Memphis, TN                  432     356,480      825
Glen Eagles                    Memphis, TN                  184     189,560    1,030
Greenbrook                     Memphis, TN                1,031     934,490      906
Hickory Farm                   Memphis, TN                  200     150,256      751
Kirby Station                  Memphis, TN                  371     310,173      836
Lincoln on the Green           Memphis, TN                  384     293,664      765
Lincoln on the Green II        Memphis, TN                  182     241,280    1,031
McKellar Woods                 Memphis, TN                  624     589,776      945
Park Estate                    Memphis, TN                   82      95,751    1,182
River Trace I                  Memphis, TN                  244     205,780      843
River Trace II                 Memphis, TN                  196     194,864      994
Savannah Creek                 Memphis, TN (8)              204     237,200    1,162
Sutton Place                   Memphis, TN (8)              252     267,600    1,062
Winchester Square              Memphis, TN                  252     301,409    1,196
Brentwood Downs                Nashville, TN                286     220,166      770
Park at Hermitage              Nashville, TN                440     392,480      892
                                                          -----   ---------  -------
                                                          7,504   7,008,475      934

Balcones Woods                 Austin, TX                   384     313,756      817
Stassney Woods                 Austin, TX                   288     248,832      864
Travis Station                 Austin, TX                   304     249,888      822
Woods                          Austin, TX                   278     213,970      770
Redford Park                   Conroe, TX                   212     153,744      725
Celery Stalk                   Dallas, TX                   410     552,220    1,347
Lodge at Timberglen            Dallas, TX                   260     226,124      870
MacArthur Ridge                Irving, TX                   248     210,393      848
Westborough                    Katy, TX                     274     197,264      720
Lane at Towne Crossing         Mesquite, TX                 384     277,616      723
Cypresswood Court              Spring, TX                   208     160,672      772
Green Tree Place               Woodlands, TX                200     152,168      761
                                                          -----   ---------  -------
                                                          3,450   2,956,647      766

Township                       Hampton, VA                  296     248,048      838
                                                         ------  ----------  -------
Total                                                    30,468  28,082,174      910
                                                         ======  ==========  =======


                                                      Average     Average
                                                      Rent Per   Occupancy
                                                      Unit at      %  at
                                                    December 31,December 31,
Property                       Location                 1997        1997

Paddock Club-Huntsville        Huntsville, AL          $595        96.0%

Calais Forest                  Little Rock, AR         $561        96.2%
Napa Valley                    Little Rock, AR         $543        90.0%
Westside Creek I               Little Rock, AR         $631        93.7%
Westside Creek II              Little Rock, AR         $589        95.2%
Whispering Oaks                Little Rock, AR         $500        94.2%
                                                       ----        -----
                                                       $559        93.8%

Tiffany Oaks                   Altamonte Springs, FL   $563        97.9%
Marsh Oaks                     Atlantic Beach, FL      $525        98.3%
Paddock Club - Brandon         Brandon, FL             $747        97.0%
Anatole                        Daytona Beach, FL       $544        97.6%
Cooper's Hawk                  Jacksonville, FL        $644        96.6%
Hunter's Ridge at Deerwood     Jacksonville, FL        $570        93.8%
Lakeside                       Jacksonville, FL        $559        91.8%
Paddock Club-Jacksonville I    Jacksonville, FL        $704        90.0%
Paddock Club-Jacksonville II   Jacksonville, FL        $728        95.0%
Paddock Club-JacksonvilleIII   Jacksonville, FL        $751        59.0%
St. Augustine                  Jacksonville, FL        $528        90.3%
Woodbridge at the Lake         Jacksonville, FL        $593        95.2%
Woodhollow                     Jacksonville, FL        $566        92.9%
Paddock Club-Lakeland I        Lakeland, FL            $648        97.0%
Paddock Club-Lakeland II       Lakeland, FL            $650        96.0%
Savannahs at James Landing     Melbourne, FL           $575        96.9%
Paddock Park-Ocala I           Ocala, FL               $603        94.0%
Paddock Park-Ocala II          Ocala, FL               $653        94.0%
Paddock Club-Tallahassee I     Tallahassee, FL         $660        94.0%
Paddock Club-Tallahassee II    Tallahassee, FL         $679        86.0%
Belmere                        Tampa, FL               $603        98.1%
Sailwinds at Lake Magdalene    Tampa, FL               $533        96.9%
                                                       ----        -----
                                                       $601        94.1%

Hidden Oaks I                  Albany, GA              $430        95.0%
Hidden Oaks II                 Albany, GA              $432        96.0%
Regency Club                   Albany, GA              $388        84.0%
High Ridge                     Athens, GA              $743        96.0%
Shenandoah Ridge               Augusta, GA             $442        86.0%
Sterling Ridge                 Augusta, GA             $529        95.3%
Westbury Creek                 Augusta, GA             $540        93.0%
Fountain Lake                  Brunswick, GA           $748        81.0%
Park Walk                      College Park, GA        $623        94.0%
2000 Wynnton                   Columbus, GA            $431        96.0%
Riverwind                      Columbus, GA            $432        95.0%
Whisperwood                    Columbus, GA            $598        95.0%
Whisperwood Spa & Club         Columbus, GA            $594        95.0%
Willow Creek                   Columbus, GA            $462        92.0%
Hollybrook                     Dalton, GA              $578        93.0%
Whispering Pines I             LaGrange, GA            $553        83.0%
Whispering Pines II            LaGrange, GA            $552        94.0%
Westbury Springs               Lilburn, GA             $631        99.0%
Austin Chase                   Macon, GA               $646        96.9%
The Vistas                     Macon, GA               $583        90.0%
Wildwood I                     Thomasville, GA         $470        98.0%
Wildwood II                    Thomasville, GA         $509        98.0%
Hidden Lake I                  Union City, GA          $626        95.0%
Hidden Lake II                 Union City, GA          $616        90.0%
Three Oaks I                   Valdosta, GA            $519        92.0%
Three Oaks II                  Valdosta, GA            $537        94.0%
Southland Station I            Warner Robins, GA       $603        87.0%
Southland Station II           Warner Robins, GA       $624        93.0%
Terraces at Towne Lake         Woodstock, GA           $765        96.0%
                                                       ----        -----
                                                       $572        93.1%

Fairways at Hartland           Bowling Green, KY       $554        92.1%
Paddock Club Florence          Florence, KY            $716        84.0%
Lakepointe                     Lexington, KY           $531        98.3%
Mansion, The                   Lexington, KY           $528        96.7%
Village, The                   Lexington, KY           $560        96.4%
Stonemill Village              Louisville, KY          $552        88.5%
                                                       ----        -----
                                                       $573        91.9%

Canyon Creek                   St. Louis, MO           $525        94.1%

Riverhills                     Grenada, MS             $392        85.4%
Advantages, The                Jackson, MS             $445        95.2%
Crosswinds                     Jackson, MS             $604        95.8%
Lakeshore Landing              Jackson, MS             $500        95.9%
Pear Orchard                   Jackson, MS             $547        97.2%
Pine Trails                    Jackson, MS             $491        85.8%
Reflection Pointe              Jackson, MS             $556        92.9%
Somerset Place                 Jackson, MS             $491        95.8%
Woodridge                      Jackson, MS             $513        93.2%
                                                       ----        -----
                                                       $524        94.3%

Hermitage at Beechtree         Cary, NC                $648        94.8%
Woodstream                     Greensboro, NC          $528        93.1%
Corners, The                   Winston-Salem, NC       $532        95.8%
                                                       ----        -----
                                                       $561        94.4%

Fairways at Royal Oak          Cincinnati, OH          $592        96.3%

Colony at Southpark            Aiken, SC               $548        97.0%
Woodwinds                      Aiken, SC               $580        88.2%
Tanglewood                     Anderson, SC            $515        89.9%
The Fairways                   Columbia, SC            $563        95.8%
Paddock Club-Columbia I        Columbia, SC            $689        96.0%
Paddock Club-Columbia II       Columbia, SC            $735        93.0%
Highland Ridge                 Greenville, SC          $479        95.2%
Howell Commons                 Greenville, SC          $497        95.1%
Paddock Club - Greenville      Greenville, SC          $697        84.0%
Park Haywood                   Greenville, SC          $487        92.3%
Spring Creek                   Greenville, SC          $505        96.2%
Runaway Bay                    Mt. Pleasant, SC        $655        93.8%
Park Place                     Spartanburg, SC         $601        80.0%
                                                       ----        -----
                                                       $574        92.4%

Hamilton Pointe                Chattanooga, TN         $455        94.2%
Hidden Creek                   Chattanooga, TN         $489        86.3%
Steeplechase                   Chattanooga, TN         $539        92.6%
Windridge                      Chattanooga, TN         $657        91.0%
Oaks, The                      Jackson, TN             $484        95.0%
Post House Jackson             Jackson, TN             $567        93.3%
Post House North               Jackson, TN             $566        95.9%
Williamsburg Village           Jackson, TN             $523        98.0%
Woods at Post House            Jackson, TN             $634        95.1%
Cedar Mill                     Memphis, TN             $552        96.7%
Clearbrook Village             Memphis, TN             $495        96.6%
Crossings                      Memphis, TN             $618        100.0%
EastView                       Memphis, TN             $490        96.3%
Glen Eagles                    Memphis, TN             $556        94.0%
Greenbrook                     Memphis, TN             $498        92.9%
Hickory Farm                   Memphis, TN             $504        97.0%
Kirby Station                  Memphis, TN             $560        98.1%
Lincoln on the Green           Memphis, TN             $586        91.4%
Lincoln on the Green II        Memphis, TN             $681        42.9%
McKellar Woods                 Memphis, TN             $443        98.4%
Park Estate                    Memphis, TN             $673        97.6%
River Trace I                  Memphis, TN             $496        95.0%
River Trace II                 Memphis, TN             $533        95.0%
Savannah Creek                 Memphis, TN (8)         $590        99.5%
Sutton Place                   Memphis, TN (8)         $566        99.2%
Winchester Square              Memphis, TN             $575        93.7%
Brentwood Downs                Nashville, TN           $633        94.1%
Park at Hermitage              Nashville, TN           $588        91.6%
                                                       ----        -----
                                                       $537        93.5%

Balcones Woods                 Austin, TX              $656        96.4%
Stassney Woods                 Austin, TX              $585        94.1%
Travis Station                 Austin, TX              $537        96.4%
Woods                          Austin, TX              $671        95.0%
Redford Park                   Conroe, TX              $488        90.6%
Celery Stalk                   Dallas, TX              $640        93.9%
Lodge at Timberglen            Dallas, TX              $574        94.6%
MacArthur Ridge                Irving, TX              $696        96.8%
Westborough                    Katy, TX                $502        97.4%
Lane at Towne Crossing         Mesquite, TX            $521        95.6%
Cypresswood Court              Spring, TX              $510        91.8%
Green Tree Place               Woodlands, TX           $566        94.5%
                                                       ----        -----
                                                       $584        94.9%

Township                       Hampton, VA             $571        88.5%
                                                       ----        -----
Total                                                  $568        93.9%
                                                       ====        =====


                                                    Encumbrances at December 31, 1997
                                                    ---------------------------------
                                                      Mortgage
                                                     Principal    Interest    Maturity
Property                       Location               (000's)       Rate        Date

Paddock Club-Huntsville        Huntsville, AL              -(2)      -(2)        -(2)

Calais Forest                  Little Rock, AR           $5,610       8.915%   12/01/99
Napa Valley                    Little Rock, AR                          -(9)     -(9)
Westside Creek I               Little Rock, AR                          -(9)     -(9)
Westside Creek II              Little Rock, AR           $4,958       8.760%   10/01/06
Whispering Oaks                Little Rock, AR           $3,000       8.915%   12/01/99
                                                        -------
                                                        $13,568

Tiffany Oaks                   Altamonte Springs, FL                    -(9)     -(9)
Marsh Oaks                     Atlantic Beach, FL                       -(9)     -(9)
Paddock Club - Brandon         Brandon, FL                              -(2)     -(2)
Anatole                        Daytona Beach, FL         $7,000       5.510%   12/01/27
Cooper's Hawk                  Jacksonville, FL                         -(7)     -(7)
Hunter's Ridge at Deerwood     Jacksonville, FL                         -(2)     -(2)
Lakeside                       Jacksonville, FL                         -(9)     -(9)
Paddock Club-Jacksonville I    Jacksonville, FL                         -(10)    -(10)
Paddock Club-Jacksonville II   Jacksonville, FL                         -(10)    -(10)
Paddock Club-JacksonvilleIII   Jacksonville, FL                         -(10)    -(10)
St. Augustine                  Jacksonville, FL                         -(7)     -(7)
Woodbridge at the Lake         Jacksonville, FL          $3,672         -(1)     -(1)
Woodhollow                     Jacksonville, FL         $10,149       7.500%   09/01/02
Paddock Club-Lakeland I        Lakeland, FL                             -(10)    -(10)
Paddock Club-Lakeland II       Lakeland, FL                             -(10)    -(10)
Savannahs at James Landing     Melbourne, FL                            -(7)     -(7)
Paddock Park-Ocala I           Ocala, FL                  $6,805      6.500%   10/01/08
Paddock Park-Ocala II          Ocala, FL                                -(2)     -(2)
Paddock Club-Tallahassee I     Tallahassee, FL                          -(2)     -(2)
Paddock Club-Tallahassee II    Tallahassee, FL           $4,727       8.500%   04/01/36
Belmere                        Tampa, FL                                -(9)     -(9)
Sailwinds at Lake Magdalene    Tampa, FL                $15,950       8.915%   12/01/99
                                                        -------
                                                        $48,303

Hidden Oaks I                  Albany, GA                   -           -           -
Hidden Oaks II                 Albany, GA                $2,470       8.000%   02/01/21
Regency Club                   Albany, GA                   -           -           -
High Ridge                     Athens, GA                               -(9)     -(9)
Shenandoah Ridge               Augusta, GA                              -(9)     -(9)
Sterling Ridge                 Augusta, GA               $4,805       8.750%   04/01/17
Westbury Creek                 Augusta, GA               $3,207       7.594%   11/01/24
Fountain Lake                  Brunswick, GA             $3,005       7.750%   04/01/24
Park Walk                      College Park, GA          $3,438       6.370%   11/01/25
2000 Wynnton                   Columbus, GA                 -           -           -
Riverwind                      Columbus, GA                 -           -           -
Whisperwood                    Columbus, GA                             -(2)     -(2)
Whisperwood Spa & Club         Columbus, GA                             -(2)     -(2)
Willow Creek                   Columbus, GA                             -(9)     -(9)
Hollybrook                     Dalton, GA                $2,520       8.915%   12/01/99
Whispering Pines I             LaGrange, GA              $2,770       7.750%   01/01/23
Whispering Pines II            LaGrange, GA              $2,561       6.150%   12/01/24
Westbury Springs               Lilburn, GA               $4,307       7.500%   07/01/23
Austin Chase                   Macon, GA                $10,182       7.300%   05/01/98
The Vistas                     Macon, GA                 $4,130       6.230%   03/01/28
Wildwood I                     Thomasville, GA           $2,112       7.500%   12/01/20
Wildwood II                    Thomasville, GA           $2,046       6.573%   07/01/24
Hidden Lake I                  Union City, GA            $4,583       6.340%   12/01/26
Hidden Lake II                 Union City, GA                           -(9)     -(9)
Three Oaks I                   Valdosta, GA              $2,894       7.500%   02/01/22
Three Oaks II                  Valdosta, GA              $2,978       6.259%   07/01/24
Southland Station I            Warner Robins, GA                        -(9)     -(9)
Southland Station II           Warner Robins, GA            -           -           -
Terraces at Towne Lake         Woodstock, GA            $15,246       8.250%   01/01/37
                                                        -------
                                                        $73,254

Fairways at Hartland           Bowling Green, KY         $4,697       8.875%   05/01/00
Paddock Club Florence          Florence, KY              $9,723       7.250%   02/01/36
Lakepointe                     Lexington, KY                            -(9)     -(9)
Mansion, The                   Lexington, KY             $4,140       8.915%   12/01/99
Village, The                   Lexington, KY                            -(9)     -(9)
Stonemill Village              Louisville, KY                           -(6)     -(6)
                                                        -------
                                                        $18,560

Canyon Creek                   St. Louis, MO                            -(6)     -(6)

Riverhills                     Grenada, MS                 $851       7.000%   05/01/13
Advantages, The                Jackson, MS                              -(6)     -(6)
Crosswinds                     Jackson, MS                              -(9)     -(9)
Lakeshore Landing              Jackson, MS                              -(6)     -(6)
Pear Orchard                   Jackson, MS                              -(9)     -(9)
Pine Trails                    Jackson, MS               $1,357       7.000%   04/01/15
Reflection Pointe              Jackson, MS               $5,882       5.500%   12/01/27
Somerset Place                 Jackson, MS                              -(9)     -(9)
Woodridge                      Jackson, MS               $4,789       6.500%   10/01/27
                                                        -------
                                                        $12,879

Hermitage at Beechtree         Cary, NC                                 -(9)     -(9)
Woodstream                     Greensboro, NC            $5,491       9.250%   12/01/98
Corners, The                   Winston-Salem, NC         $4,306       7.850%   06/15/03
                                                        -------
                                                         $9,797

Fairways at Royal Oak          Cincinnati, OH                           -(9)     -(9)

Colony at Southpark            Aiken, SC                    -           -           -
Woodwinds                      Aiken, SC                 $3,532       8.840%   06/01/05
Tanglewood                     Anderson, SC              $2,576       7.600%   11/15/02
The Fairways                   Columbia, SC              $7,641       8.500%   03/01/33
Paddock Club-Columbia I        Columbia, SC                             -(2)     -(2)
Paddock Club-Columbia II       Columbia, SC                             -(2)     -(2)
Highland Ridge                 Greenville, SC                           -(3)     -(3)
Howell Commons                 Greenville, SC                           -(9)     -(9)
Paddock Club - Greenville      Greenville, SC                           -(2)     -(2)
Park Haywood                   Greenville, SC                           -(9)     -(9)
Spring Creek                   Greenville, SC                           -(3)     -(3)
Runaway Bay                    Mt. Pleasant, SC                         -(3)     -(3)
Park Place                     Spartanburg, SC                          -(9)     -(9)
                                                        -------
                                                        $13,749

Hamilton Pointe                Chattanooga, TN                          -(6)     -(6)
Hidden Creek                   Chattanooga, TN                          -(6)     -(6)
Steeplechase                   Chattanooga, TN                          -(9)     -(9)
Windridge                      Chattanooga, TN           $5,558       6.314%   12/01/24
Oaks, The                      Jackson, TN                              -(6)     -(6)
Post House Jackson             Jackson, TN               $5,140       8.170%   10/01/27
Post House North               Jackson, TN               $3,680       5.750%   09/01/25
Williamsburg Village           Jackson, TN                              -(9)     -(9)
Woods at Post House            Jackson, TN               $5,313       7.250%   09/01/35
Cedar Mill                     Memphis, TN               $2,487         -(4) & (6)    -(4) & (6)
Clearbrook Village             Memphis, TN               $1,162       9.000%   05/01/08
Crossings                      Memphis, TN                              -(6)     -(6)
EastView                       Memphis, TN               $3,286       8.630%   12/01/99
Glen Eagles                    Memphis, TN                              -(6)     -(6)
Greenbrook                     Memphis, TN              $15,477         -(5)     -(5)
Hickory Farm                   Memphis, TN                              -(6)     -(6)
Kirby Station                  Memphis, TN                              -(9)     -(9)
Lincoln on the Green           Memphis, TN                              -(10)    -(10)
Lincoln on the Green II        Memphis, TN                  -           -           -
McKellar Woods                 Memphis, TN               $8,357         -(5)     -(5)
Park Estate                    Memphis, TN               $1,471         -(5)     -(5)
River Trace I                  Memphis, TN               $5,832       7.500%   02/01/22
River Trace II                 Memphis, TN               $5,739       6.380%   02/01/26
Savannah Creek                 Memphis, TN (8)                          -(9)     -(9)
Sutton Place                   Memphis, TN (8)                          -(9)     -(9)
Winchester Square              Memphis, TN                              -(6)     -(6)
Brentwood Downs                Nashville, TN             $6,678       8.915%   12/01/99
Park at Hermitage              Nashville, TN             $8,190       5.790%   02/01/19
                                                        -------
                                                        $78,370

Balcones Woods                 Austin, TX                $8,986       7.630%   11/01/03
Stassney Woods                 Austin, TX                $4,825       6.600%   04/01/19
Travis Station                 Austin, TX                $4,265       6.600%   04/01/19
Woods                          Austin, TX                               -(2)     -(2)
Redford Park                   Conroe, TX                $3,000       9.006%   12/01/04
Celery Stalk                   Dallas, TX                $8,460       9.006%   12/01/04
Lodge at Timberglen            Dallas, TX                $4,740       9.006%   12/01/04
MacArthur Ridge                Irving, TX                $7,524       7.400%   08/15/98
Westborough                    Katy, TX                  $3,958       9.006%   12/01/04
Lane at Towne Crossing         Mesquite, TX              $5,696       8.750%   01/01/98
Cypresswood Court              Spring, TX                $3,330       9.006%   12/01/04
Green Tree Place               Woodlands, TX             $3,180       9.006%   12/01/04
                                                        -------
                                                        $57,964

Township                       Hampton, VA                              -(2)     -(2)
                                                       --------
Total                                                  $326,444
                                                       ========

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



Mid - America  Apartment  Communities, Inc.
Selected  Financial  Data
(Dollars in thousands except per share and property data)



                                                                  Year Ended December 31,
                                               ----------------------------------------------------
                                                                      Historical
                                               ----------------------------------------------------
                                                                                        (Predecessor)

                                                    1997       1996      1995     1994 (1)     1993
                                               ---------  ---------  ---------  ---------  --------
Operating Data:
--------------
Total revenues                                  $139,116   $111,882    $94,963    $51,207    $26,295

Expenses:
  Property expenses  (2)                          52,404     42,570     37,954     19,484     11,316
  General and administrative                       6,602      6,154      4,851      3,613      1,402
  Interest                                        28,943     25,766     22,684     10,233      7,448
  Depreciation and amortization                   27,737     21,443     16,574      8,803      3,521
  Amortization of deferred financing costs           888        661        593        296        199
Gain on disposition of properties                   -         2,185          -          -          -
Income before minority interest in operating
   partnership income and extraordinary item      22,542     17,473     12,307      8,778      2,409
Extraordinary item                                (8,622)         -          -        485          -
Net income                                        11,227     14,260      9,810      6,944      2,542
Preferred dividends                                5,252        990          -          -        N/A
Net income available for common shareholders      $5,975    $13,270     $9,810     $6,944        N/A

Per Common Share Data:
----------------------
Basic and diluted:
  Before extraordinary item                       $1.05      $1.21      $1.00      $0.94        N/A
  Extraordinary item                             ($0.62)     $0.00      $0.00      $0.07        N/A
                                                  ---------------------------------------------------
  Net income available per common share           $0.43      $1.21      $1.00      $1.01        N/A
                                                 ===================================================
Dividends declared per common share              $2.155     $2.065      $2.01      $1.71        N/A



Balance Sheet Data:
------------------
Real estate owned, at cost                     $1,211,693   $641,893   $578,788   $434,460   $125,269
Real estate owned, net                         $1,134,704   $592,335   $549,284   $421,074    $98,029
Total assets                                   $1,194,070   $611,199   $565,267   $439,233   $104,439
Total debt                                       $632,213   $315,239   $307,939   $232,766   $105,594
Minority interest                                 $62,865    $39,238    $41,049    $43,709        N/A
Shareholders' equity (owners' deficit)           $461,500   $241,384   $202,278   $152,385    ($4,684)
Weighted average common shares (000's)             13,892     10,938      9,772      6,484        N/A

Other Data (at end of period):
-----------------------------
Market capitalization (shares and units)         $710,175   $436,739   $331,238   $295,300        N/A
Ratio of total debt to total capitalization(3)      47.1%      41.9%      48.2%      44.1%        N/A
Number of properties                                  116         73         70         54         22
Number of apartment units                          30,579     19,280     18,219     14,333      5,580


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

For the year ended December 31, 1997, FFO increased by approximately $9,246,000 or 26%, when compared to the year ended December 31, 1996. The increase was primarily attributable to an approximate $27,234,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company. On a per share basis, FFO increased approximately 3% from $2.65 per share for the year ended December 31, 1996 to $2.73 per share for the same period in 1997.

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


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
DECEMBER 31, 1996

During the 1997 period, the Company acquired 12 communities containing 3,314 apartment units. In addition, through the November 25, 1997 merger with Flournoy Development Company ("FDC"), the Company acquired 32 communities containing 8,641 apartment units including 950 apartment units under development. The total number of apartment units owned at December 31, 1997 was 30,579 in 116 apartment communities, compared to 19,280 in 73 communities at December 31, 1996. Average monthly rental per apartment unit increased to $549 at December 31, 1997 from $529 at December 31, 1996 for the Company's properties owned prior to the merger. For the communities owned prior to the merger, average occupancy for the years ended December 31, 1997 and 1996 was 94.5% and 95.4%, respectively. For the properties acquired through the FDC Merger, average monthly rental per apartment unit was $613 and average occupancy was 92.2% at December 31, 1997.

Total revenues for 1997 increased by approximately $27,234,000, due primarily to (i) approximately $12,743,000 from the 12 Communities acquired in 1997, (ii) approximately $5,342,000 from the 30 completed Communities acquired through the FDC Merger, (iii) approximately $6,759,000 from a full years operation of the six Communities acquired in 1996, (iv) approximately $2,113,000 from
the   Communities   owned   throughout  both   periods,   and   (v)
approximately $277,000 from The Woods at Post House in Jackson, Tennessee which completed development in the Fall of 1995 and Lincoln on the Green phase II in Memphis, Tennessee which completed development early 1998.

Property operating expenses for 1997 increased by approximately $9,834,000, due primarily to (i) approximately $4,929,000 from the 12 Communities acquired in 1997, (ii) approximately $1,938,000 from the 30 completed Communities acquired through the FDC Merger, (iii) approximately $2,298,000 from a full years operation of the six Communities acquired in 1996, (iv) approximately $583,000 from the Communities owned throughout both periods, and (v) approximately $86,000 from The Woods at Post House which completed development in the Fall of 1995 and Lincoln on the Green phase II. Utility costs decreased from 5.5% of revenue to 4.6% of revenue for the year ended December 31, 1997 compared to the same period a year earlier, due primarily to over 13,000 units now submetered for water usage and continued benefits from the 1996 completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

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

Depreciation and amortization expense increased primarily due to (i) approximately $2,503,000 from the 12 Communities acquired in 1997,
(ii) approximately $1,247,000 from the 30 completed Communities acquired through the FDC Merger, (iii) approximately $1,493,000 from a full years operation of the six Communities acquired in 1996,
(iv)  approximately $1,224,000 from additional capital expenditures
on    Communities   owned   throughout  both   periods,   and   (v)
approximately $54,000 from The Woods at Post House and Lincoln on the Green phase II. Amortization of deferred financing costs and unamortized costs in excess of fair value of net assets acquired for 1997 were approximately $888,000 and approximately $309,000, respectively.

Interest expense increased approximately $3,177,000 during 1997 due primarily to apartment acquisitions and the FDC merger. The Company reduced its average borrowing cost to 7.41% at December 31, 1997 as compared to 7.92% on December 31, 1996. The average maturity on the Company's debt was 10.2 and 9.9 years at December 31, 1997 and 1996,
respectively.   In 1997,  the Company recorded an approximate $8,622,000
loss on early extinguishment of debt, net of minority interest, primarily from the repayment of certain debt in connection with the FDC Merger.

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

The weighted average interest rate and weighted average maturity at December 31, 1997 for the approximately $632,213,000 of notes payable were 7.4% and 10.2 years, respectively. The Company used the approximately $46,635,000 of net proceeds from the Preferred Stock Offering, which closed in November, for the acquisitions of the 192-unit Sterling Ridge apartment community in Augusta, Georgia and the 184-unit Colony at South Park apartment community in Aiken, South Carolina and used the balance to reduce the amount outstanding on the Credit Line. In November 1997, the Company increased its credit limit under the Credit Line from $90,000,000 to $110,000,000 and in March 1998 increased the credit limit to $200,000,000. The Company expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. During 1997 the Company issued 5,799,000 shares of Common Stock in underwritten public offerings. The net proceeds from such offerings totaled approximately $160.7 million, all of which were contributed to the Operating Partnership and utilized to repay
outstanding borrowings under the Credit Line.   The Credit  Line  is
secured   and  is  subject  to  borrowing  base  calculations   that
effectively reduce the maximum amount that may be borrowed under the Credit Line to approximately $44,300,000 as of the date of this Annual Report on Form 10-K.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

During 1997, capital expenditures were approximately $20,205,000 for property improvements and $16,093,000 for the development of new units. For 1998, the Company plans approximately $27,000,000 for property improvements and $120,000,000 for development of new units. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-
recurring   capital  expenditures,  through  long  and   medium-term
collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Credit Line.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-24 of this Annual Report on Form 10-K.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report  on
  Form 10-K:
1.  Independent Auditors' Report                                      F - 1
    Consolidated Balance Sheets as of December 31, 1997 and 1996 F - 2 Consolidated Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                             F - 3
    Consolidated Statements of Shareholders' Equity for the
         years ended December 31, 1997, 1996  and 1995                F - 4
    Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996  and 1995                            F - 5
    Notes to Consolidated Financial Statements for the years
         ended December 31, 1997, 1996 and 1995                       F - 6

2.  Financial Statement Schedule required to be filed
    by item 8 and Paragraph (d) of this item 14:
    Independent Auditors' Report                                      F - 19
    Schedule III - Real Estate Investments and
      Accumulated Depreciation as of December 31, 1997                F - 20

3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.


Item 16.  Exhibits.

Exhibit
Numbers   Exhibit Description
-------   -------------------
2.1*      Agreement  and Plan of Reorganization made as of September  15,
          1997 by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Flournoy Development Company
3.1       Amended   and   Restated   Charter  of  Mid-America   Apartment
          Communities, Inc. dated as of January 10, 1994, as  filed  with the Tennessee Secretary of State on January 25, 1994
3.2****** Articles  of Amendment to the Charter of Mid-America  Apartment
          Communities, Inc. dated as of January 28, 1994, as  filed  with the Tennessee Secretary of State on January 28, 1994
3.3 Articles of Merger of The Cates Company with and into Mid-America Apartment Communities, Inc. dated February 2, 1994, as filed with the Tennessee Secretary of State on February 3, 1994 3.4****** Articles of Merger of America First REIT Advisory Company, a
          Nebraska corporation, with and into Mid-America Apartment Communities, Inc., a Tennessee corporation, dated June 29,
          1995,  as filed with the Tennessee Secretary of State  on  June
          29, 1995
3.5**     Mid-America  Apartment Communities, Inc. Articles of  Amendment
          to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of  October  9, 1996, as filed with the Tennessee Secretary  of
          State on October 10, 1996
3.6       Mid-America  Apartment Communities, Inc. Articles of  Amendment
          to the Amended and Restated Charter dated November 17, 1997, as filed  with  the Tennessee Secretary of State on  November  18,
          1997
3.7***    Mid-America  Apartment Communities, Inc. Articles of  Amendment
          to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of  November 17, 1997, as filed with the Tennessee Secretary of
          State on November 18, 1997
3.8 Articles of Merger of Flournoy Development Company (a Georgia corporation) with and into Mid-America Apartment Communities,
          Inc.  (a  Tennessee corporation) dated November  21,  1997,  as filed  with  the Tennessee Secretary of State on  November  25,
          1997
3.9       Mid-America  Apartment Communities, Inc. Articles of  Amendment
          to the Amended and Restated Charter dated December 15, 1997, as filed  with  the Tennessee Secretary of State on  December  31,
          1997
3.10      Bylaws of Mid-America Apartment Communities, Inc.
4.1       Form of Common Share Certificate
4.2****   Form of 9.5% Series A Cumulative Preferred Stock Certificate
4.3*****  Form of 8 7/8% Series B Cumulative Preferred Stock Certificate
4.4**     Mid-America  Apartment Communities, Inc. Articles of  Amendment
          to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of  October  9, 1996, as filed with the Tennessee Secretary  of
          State on October 10, 1996
4.5***    Mid-America  Apartment Communities, Inc. Articles of  Amendment
          to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Preferred Stock dated as of  November 17, 1997, as filed with the Tennessee Secretary of
          State on November 18, 1997
10.1 Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership
10.2      Employment Agreement between Mid-America Apartment Communities,
          Inc. and George E. Cates
10.3       1994 Restricted Stock and Stock Option Plan
10.4******* Promissory Note of the Operating Partnership in favor of
            Leader Federal Bank for Savings     (McKellar)
10.5******* Promissory Note of the Operating Partnership in favor of Leader
            Federal Bank for Savings (Park Estate)
10.6******* Promissory Note of the Operating Partnership in favor of Leader
            Federal Bank for Savings (Greenbrook)
10.7******* Promissory Note of the Operating Partnership in favor of Leader
            Federal Bank for Savings (Cedar Mill)
10.8******* Assignment of Rents and Leases by the Operating Partnership in
            favor of Leader Federal Bank for Savings (McKellar, Park Estate, Greenbrook, Cedar Mill)
10.9        Revolving Credit Agreement between the Registrant and
            AmSouth Bank of Alabama
10.10       Note Purchase Agreement of the Operating Partnership and
            the Registrant and Prudential Insurance Company of America
10.11 Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America
11.1        Statement  re:  computation  of  per  share earnings
             (included within the Form 10-K)
12.1        Statement re: computation of ratios (definition of ratios  used are disclosed as footnotes on the related table(s) within the Form 10-K)
21.1        List of Subsidiaries
23.1        Consent of KPMG Peat Marwick LLP
23.2        Opinion of KPMG Peat Marwick LLP on Schedule III (included in F pages of this Form 10-K)
27.1        Financial Data Schedule
_____________________
*         Filed  as  Exhibit 10.20 to the Registrant's Current Report  on
          Form 8-K, filed with the Commission on September 19, 1997 (Commission File No. 1-12762)
** Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 11, 1996
*** Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Commission on November 19, 1997
**** Filed as Exhibit 3 to the Registrant's Registration Statement on Form 8-A filed with the Commission on October 11, 1996
***** Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form 8-A filed with the Commission on November 19, 1997
****** Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K as of March 31, 1997
*******   Filed as an exhibit to the Registration Statement on Form  S-11
          (SEC File No. 33-81970), as amended, of the Registrant and incorporated herein by reference.

(b)  Reports on Form 8-K
     The following report was filed on Form 8-K by the registrant during the fourth quarter of 1997:
                                                       Date of
     Form                Events Reported               Report
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


                             MID-AMERICA APARTMENT COMMUNITIES, INC.


Date:   April 14, 1998______          /s/ George E. Cates___________
                                       George E. Cates
                                       Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:   April 14, 1998
                                 /s/ George E. Cates__________
                                 George E. Cates
                                 Chairman of the Board and Chief
                                 Executive Officer
                                 (Principal Executive Officer)


Date:   April 14, 1998          /s/ Simon R.C. Wadsworth______
                                 Simon R.C. Wadsworth
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)


Date:   April 14, 1998          /s/ H. Eric Bolton
                                 H. Eric Bolton
                                 President and Chief Operating Officer


Date:   ______________          /s/ John F. Flournoy
                                 John F. Flournoy
                                 Vice-Chairman of the Board and Chief Executive
                                   Officer, Flournoy Development Company


Date:   _______________          /s/ John J. Byrne,III
                                 John J. Byrne, III
                                 Director


Date:    April 13, 1998          /s/ Robert F. Fogelman
                                 Robert F. Fogelman
                                 Director


Date:   April 13, 1998           /s/ John S. Grinalds
                                 John S. Grinalds
                                 Director


Date:   ________________         /s/ O. Mason Hawkins
                                 O. Mason Hawkins
                                 Director



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


Shareholders' equity:

Preferred stock, $.01 par value,
 $25 per share liquidation preference,
 20,000,000 shares authorized
 2,000,000 shares at 9.5% Series A Cumulative             20          20
 1,938,830 shares at 8.875% Series B Cumulative           19           0
Common stock, $.01 par value (authorized
 50,000,000 shares); issued and outstanding
 18,479,046 and 10,949,216 shares at
 December 31, 1997 and 1996, respect                     185         109
Additional paid-in capital                           500,492     256,689
Other                                                   (845)       (260)
Accumulated deficit                                  (38,371)    (15,174)
                                                   ----------  ----------
     Total shareholders' equity                      461,500     241,384
                                                  -----------  ----------
     Total liabilities and shareholders' equity   $1,194,070    $611,199
                                                  ===========  ==========


See accompanying notes to consolidated financial statements.


Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Years ended  December 31, 1997, 1996 and  1995
(Dollars  in  thousands  except  per  share  data)


                                                    1997      1996      1995
                                                 --------  --------  --------
Revenues:
  Rental                                         $135,673  $110,090   $93,509
  Other                                             3,279     1,792     1,454
  Management and development income, net              164         0         0
                                                 --------  --------  --------
  Total revenues                                  139,116   111,882    94,963
                                                 --------  --------  --------

Expenses:
  Personnel                                        14,623    11,702     9,798
  Building repairs and maintenance                  6,811     5,305     5,791
  Real estate taxes and insurance                  14,465    11,642    10,198
  Utilities                                         6,341     6,148     5,753
  Landscaping                                       3,684     2,910     2,361
  Other operating                                   6,480     4,863     4,053
  Depreciation and amortization                    27,737    21,443    16,574
  General and administrative                        6,602     6,154     4,851
  Interest                                         28,943    25,766    22,684
  Amortization of deferred financing costs            888       661       593
                                                 --------  --------  --------
  Total expenses                                  116,574    96,594    82,656
                                                 --------  --------  --------

Income before gain on disposition of
 properties, minority interest in operating
 partnership income and extraordinary item         22,542    15,288    12,307

 Gain on disposition of properties                    -       2,185       -
                                                 --------  --------  --------
Income before minority interest in operating
  partnership income and extraordinary item        22,542    17,473    12,307
                                                 --------  --------  --------

Minority interest in operating
  partnership income                                2,693     3,213     2,497
                                                 --------  --------  --------
Net income before extraordinary item               19,849    14,260     9,810
                                                 --------  --------  --------
Extraordinary item: loss on early
  extinguishment of debt (note 3)                  (8,622)      -         -
                                                 --------  --------  --------
Net Income                                         11,227    14,260     9,810

Dividends on preferred shares                       5,252       990       -
                                                 --------  --------  --------
Net income available for common shareholders       $5,975   $13,270    $9,810
                                                 ========  ========  ========

Net income available per common share (note 7)

Basic:    Before extraordinary item                 $ 1.05   $ 1.21      $ 1.00
          Extraordinary item                         (0.62)       -         -
                                                    ------   ------      ------
          Net income available per common share     $ 0.43   $ 1.21      $ 1.00
                                                    ======   ======      ======

Diluted:  Before extraordinary item                 $ 1.05    $ 1.21     $ 1.00
          Extraordinary item                         (0.62)       -         -
                                                    ------    ------     ------
          Net income available per common share     $ 0.43    $ 1.21     $ 1.00
                                                    ======    ======     ======

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)


                                                    Series A   Series B
                                                   Preferred  Preferred      Common Stock
                                                       Stock      Stock     Shares   Amount
                                                   ---------  ---------  --------- --------
SHAREHOLDERS' EQUITY DECEMBER 31, 1994              $   -      $   -         8,579  $    86

Issuance of common shares                               -          -             5        -
Exercise of stock options                               -          -            10        -
Shares issued in exchange for units                     -          -            12        -
Shares issued in AFR Merger                             -          -         2,331       23
Amortization of unearned compensation                   -          -             -        -
Dividends on common stock ($2.00 per share)             -          -             -        -
Net income                                              -          -             -        -
                                                   ---------  ---------  ---------  --------
SHAREHOLDERS' EQUITY DECEMBER 31, 1995              $   -      $   -        10,937  $    109

Issuance of common shares                               -          -            11         -
Issuance of Series A preferred shares                     20       -             -         -
Exercise of stock options                               -          -             -         -
Shares issued in exchange for units                     -          -             1         -
Amortization of unearned compensation                   -          -             -         -
Dividends on common stock ($2.04 per share)             -          -             -         -
Dividends on preferred stock                            -          -             -         -
Net income                                              -          -             -         -
                                                   ---------  --------- ---------   --------
SHAREHOLDERS' EQUITY DECEMBER 31, 1996              $     20   $   -        10,949  $    109

Issuance of common shares                               -          -         5,911        59
Issuance of Series B preferred shares                   -            19          -         -
Exercise of stock options                               -          -             9         -
Notes receivable issued for shares and units (Note 8)   -          -             -         -
Shares issued in exchange for units                     -          -            60         1
Shares issued in FDC Merger                             -          -         1,550        16
Adjustment for minority interest of Unitholders
  resulting from:
  Common Stock Offerings                                -          -             -         -
  FDC Merger                                            -          -             -         -
  Other                                                 -          -             -         -
Amortization of unearned compensation                   -          -             -         -
Dividends on common stock ($2.14 per share)             -          -             -         -
Dividends on preferred stock                            -          -             -         -
Net income                                              -          -             -         -
                                                   ---------  ---------  ---------  --------
SHAREHOLDERS' EQUITY DECEMBER 31, 1997                   $20        $19     18,479  $    185
                                                   =========  =========  =========  =========

See accompanying notes to consolidated financial statements.




                                                  Additional            Accumulated
                                                     Paid-In               Earnings
                                                     Capital      Other   (Deficit)      Total
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1994              $150,435      ($542)     $2,406   $152,385

Issuance of common shares                                106         37         -          143
Exercise of stock options                                203        -           -          203
Shares issued in exchange for units                      200        -           -          200
Shares issued in AFR Merger                           57,726        -           -       57,749
Amortization of unearned compensation                    -          124         -          124
Dividends on common stock ($2.00 per share)              -          -       (18,336)   (18,336)
Net income                                               -          -         9,810      9,810
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1995              $208,670      ($381)    ($6,120)  $202,278

Issuance of common shares                                277        -          -           277
Issuance of Series A preferred shares                  47,748        -          -        47,768
Exercise of stock options                                 (2)       -          -            (2)
Shares issued in exchange for units                       (4)       -          -            (4)
Amortization of unearned compensation                    -          121        -           121
Dividends on common stock ($2.04 per share)              -          -       (22,324)   (22,324)
Dividends on preferred stock                             -          -          (990)      (990)
Net income                                               -          -        14,260     14,260
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1996              $256,689      ($260)   ($15,174)  $241,384

Issuance of common shares                            163,531        -          -       163,590
Issuance of Series B preferred shares                 46,616        -          -        46,635
Exercise of stock options                                (31)       -          -           (31)
Notes receivable issued for shares and units (Note       -         (706)       -          (706)
Shares issued in exchange for units                      973        -          -           974
Shares issued in FDC Merger                           44,374        -          -        44,390
Adjustment for minority interest of Unitholders
  resulting from:
   Common Stock Offerings                            (10,008)       -          -       (10,008)
   FDC Merger                                           (834)       -          -          (834)
   Other                                                (818)       -          -          (818)
Amortization of unearned compensation                    -          121        -           121
Dividends on common stock ($2.14 per share)              -          -       (29,172)   (29,172)
Dividends on preferred stock                             -          -        (5,252)    (5,252)
Net income                                               -          -        11,227     11,227
                                                   ---------  ---------  ----------  ---------
SHAREHOLDERS' EQUITY DECEMBER 31, 1997              $500,492      ($845)   ($38,371)  $461,500
                                                   =========  =========  ==========  =========





Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Cash  Flow
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                                       1997      1996      1995
                                                     -------   -------   -------
Cash flows from operating activities:
------------------------------------
 Net income                                          $11,227   $14,260    $9,810
 Adjustments to reconcile net income to
    net cash provided by operating activity:
 Depreciation and amortization                        28,746    22,243    17,291
 Minority interest in operating partnership income     2,693     3,213     2,497
 Extraordinary item                                    8,622       -         -
 Gain on disposition of properties                       -      (2,185)      - -
 Changes in assets and liabilities, net
   of effect from business combination:
     Restricted cash                                  (1,214)   (1,420)    6,333
     Other assets                                     (1,341)      (95)   (1,154)
     Accounts payable                                    140         6       (77)
     Accrued expenses and other liabilities           (4,550)    2,036      (358)
     Security deposits                                   474       (40)      (53)
                                                      ------    ------    ------
Net cash provided by operating activities             44,797    38,018    34,289

Cash flows from investing activities:
------------------------------------
  Purchases of real estate assets                    (76,287)  (66,258)  (15,561)
  Proceeds from dispositions of real estate assets       -      17,096         -
  Improvements to properties                         (20,205)  (18,437)  (19,233)
  Construction of units in progress
    and future development                           (16,093)   (2,837)   (5,692)
  Net cash (paid in) acquired from
    business combination                             (25,678)      -       1,319
                                                    --------   -------   -------
Net cash used in investing activities               (138,263)  (70,436)  (39,167)

Cash flows from financing activities:
------------------------------------
  Proceeds from notes payable                        187,500    17,049    19,256
  Net increase  in credit line                        14,820    12,358    18,047
  Principal payments on notes payable               (267,003)  (14,427)  (10,928)
  Deferred financing costs                            (3,813)   (1,256)     (484)
  Proceeds from issuances of
    common shares and units                          165,858       271       346
  Proceeds from issuances of preferred shares         46,635    47,768         -
  Redemption of unitholder interests                      (8)      (36)      (43)
  Distributions to unitholders                        (5,347)   (4,988)   (4,914)
  Dividends paid on common shares                    (29,172)  (22,324)  (18,336)
  Dividends paid on preferred shares                  (5,252)     (990)        -
                                                     -------   -------   -------
Net cash provided by financing activities            104,218    33,425     2,944
                                                     -------   -------   -------
Net increase (decrease) in cash and cash equivalents  10,752     1,007    (1,934)
                                                     -------   -------   -------
Cash and cash equivalents, beginning of period         4,053     3,046     4,980
                                                     -------   -------   -------
Cash and cash equivalents, end of period             $14,805    $4,053    $3,046
                                                     =======   =======   =======

Supplemental disclosure of cash flow information:
------------------------------------------------
Interest paid                                        $27,468   $25,262   $22,362
                                                     -------   -------   -------

Supplemental disclosure of noncash investing activities:
-------------------------------------------------------
Increase in basis of properties acquired in
   connection with the business combination          $ 58,359  $   -     $   -
Assumption (transfer) of debt related to
   property acquisitions (dispositions)              $ 63,690  $(7,680)  $   -
Issuance of units related to property acquisitions   $    880  $   -     $   -
Conversion of units for common shares                $    973  $   -     $   200
Issuance of note receivable in exchange for
   common shares and units                           $    706  $   -     $   -

See Accompanying Notes to consolidated financial statements.


Mid-America  Apartment  Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31,  1997,  1996  and  1995


1. Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America  Apartment  Communities, Inc.  (the  "Company")  is  a  self-
administrated and self-managed real estate investment trust which owns, develops, acquires and operates multifamily apartment communities in the southeastern United States and Texas. The Company owns and operates 116 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the "Operating Partnership") and its
subsidiary, Mid-America Capital Partners, L.P. ("MACP"). MACP is a recently formed special purpose entity established to issue first mortgage bonds. In addition to owning and operating apartment communities, the Company conducts third party property management and construction and development activities through its service corporation, Flournoy Development Corporation.


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
                                              ===============


The following unaudited summarized pro forma consolidated financial information has been prepared as if the FDC Merger, various other insignificant acquisitions ( 12 in 1997 and 6 in 1996) and dispositions (3 in 1996) of properties during the periods presented and various financing transaction entered into in connection with the acquisitions had occurred as of the beginning of the periods presented. In management's opinion, the summarized pro forma consolidated financial information does not purport to present what actual results would have been had the above transactions occurred on January 1, 1996, or to project results for any future period. The amounts presented for the years ended December 31, 1997 and 1996 are in thousands except for share amounts (unaudited):

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
                                              =========  =========

Per common share amounts:
-------------------------
Basic net income before extraordinary item
 per common share                               $ 0.71      $ 0.76
Basic net income available per common share     $ 0.28      $ 0.76


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

The following tables summarize the Company's indebtedness at December 31, 1997. The tables are prepared as if the issuance of the commercial mortgage pass-through certificates and repayment of the MSMC Loan which occurred in 1998 (see note 11) had occurred at December 31, 1997:

                         At December 31, 1997
                -----------------------------------
                   Actual       Average
                  Interest     Interest
                    Rates        Rate     Maturity       1997     1996
                                                    (dollars in millions)
Fixed Rate:
  Taxable       6.50 - 10.625%   8.06%   1998 - 2037  $ 479.0  $ 212.7
  Tax-exempt    5.75 - 8.75%     6.36%   2008 - 2028     90.0     55.3
----------------------------------------------------------------------
                                                      $ 569.0  $ 268.0
Variable Rate:
  Taxable       7.07 - 7.22%     7.07%   1998 - 2009  $  46.6  $  30.4
  Tax-exempt    5.50 - 5.75%     5.56%   2025 - 2027     16.6     16.8
----------------------------------------------------------------------
                                                      $  63.2  $  47.2
----------------------------------------------------------------------
                                                      $ 632.2  $ 315.2
======================================================================


Scheduled principal repayments on the borrowings at December 31, 1997 are as follows (dollars in thousands):



   Year             Amortization   Balloon Payments           Total
---------           ------------   ----------------           -----

   1998                 $  4,146          $  18,564       $  22,710
   1999                    4,299             90,339          94,638
   2000                    4,088              4,525           8,613
   2001                    4,191             54,256          58,447
   2002                    4,373             11,233          15,606
   Thereafter            178,147            254,052         432,199
-------------------------------------------------------------------
                       $ 199,244          $ 432,969       $ 632,213
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

Fixed  rate   notes  payable at December 31, 1997 and 1996  total  $569.0 million and $268.0 million, respectively, and have an estimated fair value of $559.9 million and $273.6 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1997 and 1996. These notes were subject to prepayment penalties, in the event of repayment
prior to maturity.   The carrying  value of variable rate notes payable at
December 31, 1997 and 1996 total $63.2 million and $47.2 million, respectively, and reasonably approximates their fair value. Included in these variable rate notes are certain Multifamily Housing Renewal bonds with rates which are less than the prime lending rates at December 31,
1997 and 1996.   Approximately $16.6  million  in 1997 and $16.8 million
in 1996 of these mortgages are non-taxable and have lower rates than would be expected for taxable notes with similar terms.

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

                                  1997       1996       1995
                                ------     ------     ------
      Per common share
        Ordinary income         $ 1.16     $ 1.50     $ 1.45
        Capital gains                -        .02          -
        Return of capital          .98        .52        .55
                                ----------------------------
             Total              $ 2.14     $ 2.04     $ 2.00
                                ============================


7.   Shareholders' Equity

Series A Preferred Stock

Series A Cumulative Preferred Stock ("Series A Preferred Stock") has a $25.00 per share liquidation preference and a preferential cummulative
annual  distribution of $2.375 per share, payable monthly.   The  Company
issued 2,000,000 Series A Preferred shares in October 1996 and received net proceeds of $47.8 million.

Series B Preferred Stock

Series B Cumulative Preferred Stock ("Series B Preferred Stock") has a $25.00 per share liquidation preference and a preferential cummulative annual distribution of $2.21875 per share, payable monthly. In November 1997 the Company issued 1,938,830 Series B Preferred shares and received net proceeds of $46.7 million.

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

Completed Acquisitions

Since December 31, 1997, the Company has acquired the following apartment communities (the "Completed Acquisitions") containing an aggregate of 392 apartment units (dollars in millions):

                                    NUMBER OF  ACQUISITION   CONTRACT
  PROPERTY      LOCATION                UNITS         DATE      PRICE
  --------      ------------        --------   -----------   --------
  Walden Run    McDonough, GA          240        2/5/98      $ 13.4
  Van Mark      Huntsville, AL         152       2/26/98         5.1
                                    --------                 --------
  Total                                392                    $ 18.5
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


                                                                     Year Ended December 31, 1997
                                                                     ----------------------------
                                                            First(2)    Second(2)   Third(2)    Fourth
                                                           --------     --------    --------    --------
Total revenues                                              $29,839      $32,720    $34,395      $42,162
Income before minority interest in operating
   partnership income and extraordinary item                 $4,704       $5,461     $5,085       $7,292
Minority interest in operating partnership income              $527         $651       $620         $895
Extraordinary item, net of minority interest                    -            -          -        ($8,622)
Net income (loss) available for common shareholders          $2,990       $3,622     $3,278      ($3,915)


Per common share:
Basic and diluted per common share (1):
Net income available per common shares
     Before extraordinary item                                $0.26        $0.27      $0.24        $0.27
     Extraordinary item                                       $0.00        $0.00      $0.00       ($0.50)
                                                             ---------------------------------------------
     Net income available per common share                    $0.26        $0.27      $0.24       ($0.23)
                                                             =============================================
Dividend declared per common share                            $0.535       $0.535     $0.535       $0.55



                                                                   Year Ended December 31, 1996
                                                                   ----------------------------
                                                              First       Second        Third       Fourth
                                                          ---------      -------      -------      -------
Total revenues                                              $27,151      $27,361      $28,362      $29,008
Income before minority interest in operating
    partnership income                                       $3,638       $5,595       $3,492       $4,748
Minority interest in operating partnership income              $670       $1,027         $644         $872
Net income available for common shareholders                 $2,968       $4,568       $2,848       $2,886


Per common share:
Basic and diluted per common share (1):
Net income available per common share                         $0.27        $0.42        $0.26        $0.26
                                                          ================================================

Dividend declared per common share                            $0.51        $0.51        $0.51       $0.535




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



                                          /s/ KPMG Peat Marwick LLP



 Memphis, Tennessee
 March 27, 1998



Mid-America  Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1997
(Dollars in thousands)



                                                                          Initial Cost
                                                                      ---------------------
                                                                                 Building
                                                                                      and
Property Name                     Location            Encumbrances       Land    Fixtures
---------------                   -------------       ------------    -------    ----------
The Advantages                    Jackson, MS                - (1)       $422     $3,727
McKellar Woods                    Memphis, TN                8,357        737     13,200
Pine Trails                       Clinton, MS                1,357        178      2,728
Reflection Pointe                 Jackson, MS                5,882        710      8,770
Riverhills                        Grenada, MS                  851        153      2,092
Woodridge                         Jackson, MS                4,789        471      5,522
Greenbrook                        Memphis, TN               15,477      2,100     24,468
Hamilton Pointe                   Chattanooga, TN            - (1)        686      6,281
Hidden Creek                      Chattanooga, TN            - (1)        895      8,098
Steeplechase                      Hixson, TN                  -(9)        217      1,957
Cedar Mill (7)                    Memphis, TN                2,487 & (1)  475      6,546
Clearbrook Village                Memphis, TN                1,162        260      3,658
Crossings                         Memphis, TN                - (1)        554      2,216
Eastview                          Memphis, TN                3,286        700      9,646
Gleneagles                        Memphis, TN                - (1)        443      3,983
The Park Estate                   Memphis, TN                1,471        178      1,141
Winchester Square                 Memphis, TN                - (1)        350      7,279
Post House North                  Jackson, TN                3,680        381      4,299
Post House Jackson                Jackson, TN                5,140        443      5,078
The Oaks                          Jackson, TN                - (1)        177      1,594
The Corners                       Winston-Salem, NC          4,306        685      6,165
Park Haywood                      Greenville, SC              -(9)        325      2,925
Hickory Farm                      Memphis, TN                - (1)        580      5,220
Lakeshore Landing                 Jackson, MS                - (1)        480      4,320
Woodstream                        Greensboro, NC             5,491        953      8,599
Stonemill Village                 Louisville, KY             - (1)      1,169     10,518
Canyon Creek                      St. Louis, MO              - (1)        880      7,923
Whispering Oaks                   Little Rock, AR            3,000        506      4,551
Pear Orchard                      Jackson, MS                 -(9)      1,352     12,168
Celery Stalk                      Dallas, TX                 8,460      1,463     13,165
Lane at Towne Crossing            Mesquite, TX               5,696      1,038      9,338
Hollybrook                        Dalton, GA                 2,520        405      3,646
Green Tree Place                  Woodlands, TX              3,180        539      4,850
Redford Park                      Conroe, TX                 3,000        509      4,580
MacArthur Ridge                   Irving, TX                 7,524      1,131     10,183
Lincoln on the Green              Memphis, TN                -(10)      1,498     13,484
Brentwood Downs                   Nashville, TN              6,678      1,193     10,739
Shenandoah Ridge                  Augusta, GA                 -(9)        650      5,850
Westborough Crossing              Katy, TX                   3,958        677      6,091
Sailwinds at Lake Magdalene       Tampa, FL                 15,950      2,212     19,909
Woodbridge at the Lake            Jacksonville, FL           3,672        645      5,804
Lakepointe                        Lexington, KY               -(9)        411      3,699
The Mansion                       Lexington, KY              4,140        694      6,242
The Village                       Lexington, KY               -(9)        900      8,097
Cypresswood Court                 Spring, TX                 3,330        577      5,190
The Lodge at Timberglen           Dallas, TX                 4,740        825      7,422
Calais Forest                     Little Rock, AR            5,610      1,026      9,244
The Fairways                      Columbia, SC               7,641        910      8,207
Kirby Station                     Memphis, TN                 -(9)      1,148     10,337
Belmere                           Tampa, FL                   -(9)        851      7,667
Williamsburg Village              Jackson, TN                 -(9)        523      4,711
Fairways @ Royal Oak              Cincinnati, OH              -(9)        814      7,335
Tanglewood                        Anderson, SC               2,576        427      3,853
Woods at Post House               Jackson, TN                5,313        240      6,839
Somerset                          Jackson, MS                 -(9)        477      4,294
Highland Ridge                    Greenville, SC              -(3)        482      4,337
Spring Creek                      Greenville, SC              -(3)        597      5,374
St. Augustine                     Jacksonville, FL            -(4)      2,858      6,475
Cooper's Hawk                     Jacksonville, FL            -(4)        854      7,500
Marsh Oaks                        Atlantic Beach, FL          -(9)        244      2,829
Park at Hermitage                 Nashville, TN              8,190      1,524     14,800
Anatole                           Daytona Beach, FL          7,000      1,227      5,879
The Savannahs                     Melbourne, FL               -(4)        582      7,868
Stassney Woods                    Austin, TX                 4,825      1,621      7,501
Travis Station                    Austin, TX                 4,265      2,282      6,169
Runaway Bay                       Mt. Pleasant, SC            -(3)      1,085      7,269
The Township                      Hampton, VA                 -(2)      1,509      8,189
Lakeside                          Jacksonville, FL            -(9)      1,431     12,883
Crosswinds                        Jackson, MS                 -(9)      1,535     13,826
Sutton Place                      HornLake, MS                -(9)        894      8,053
Savannah Creek                    Southaven, MS               -(9)        778      7,013
Napa Valley                       Little Rock, AR             -(9)        960      8,642
Tiffany Oaks                      Altamonte Springs, FL       -(9)      1,024      9,219
Lincoln on the Green -II          Memphis, TN                    -          -      6,999
Howell Commons                    Greenville, SC              -(9)      1,304     11,740
Balcones Woods                    Austin, TX                 8,986      1,598     14,398
Westside Creek I                  Little Rock, AR             -(9)        616      5,559
Fairways at Hartland              Bowling Green, KY          4,697      1,038      9,342
Woodhollow                        Jacksonville, FL          10,149      1,686     15,179
The Woods                         Austin, TX                  -(2)      1,012      9,120
Hunters Ridge at Deerwood         Jacksonville, FL            -(2)      1,533     13,835
Austin Chase                      Macon, GA                 10,182      1,409     12,687
Westside Creek II                 Little Rock, AR            4,958        654      5,904
Woodwinds                         Aiken, SC                  3,532        503      4,540
Hermitage at Beechtree            Cary, NC                    -(9)        900      8,099
Sterling Ridge                    Augusta, GA                4,805        772      6,949
Colony at Southpark               Aiken, SC                 -             757      6,820
Fountain Lake                     Brunswick, GA              3,005        502      4,551
Hidden Lake I                     Union City, GA             4,583        675      6,128
Hidden Lake II                    Union City, GA              -(9)        621      5,587
Hidden Oaks I                     Albany, GA                -             364      3,300
Hidden Oaks II                    Albany, GA                 2,470        306      2,774
High Ridge                        Athens, GA                  -(9)        884      7,958
Paddock Club Columbia I           Columbia, SC                -(2)      1,040      9,360
Paddock Club Huntsville           Huntsville, AL              -(2)        830      7,470
Paddock Club Jacksonville I       Jacksonville, FL           -(10)        963      8,739
Paddock Club Lakeland I           Lakeland, FL               -(10)        951      8,630
Paddock Club Lakeland II          Lakeland, FL               -(10)      1,303     11,822
Paddock Club Tallahassee I        Tallahassee, FL             -(2)        950      8,550
Paddock Park I                    Ocala, FL                  6,805        901      8,177
Paddock Park II                   Ocala, FL                   -(2)      1,383     12,547
Park Place                        Spartanburg, SC             -(9)        723      6,504
Park Walk                         College Park, GA           3,438        536      4,859
Regency Club                      Albany, GA                -             198      1,795
River Trace I                     Memphis, TN                5,832        881      7,996
River Trace II                    Memphis, TN                5,739        741      6,727
Riverwind                         Columbus, GA              -             108        979
Southland Station I               Warner Robins, GA           -(9)        777      6,992
Southland Station II              Warner Robins, GA         -             693      6,292
Three Oaks I                      Valdosta, GA               2,894        462      4,188
Three Oaks II                     Valdosta, GA               2,978        460      4,170
The Vistas                        Macon, GA                  4,130        595      5,403
Westbury Creek                    Augusta, GA                3,207        400      3,626
Westbury Springs                  Lilburn, GA                4,307        665      6,038
Whispering Pines I                LaGrange, GA               2,770        454      4,116
Whispering Pines II               LaGrange, GA               2,561        370      3,354
Whisperwood                       Columbus, GA                -(2)      2,330     20,970
Whisperwood Spa I                 Columbus, GA                -(2)      1,510     13,590
Wildwood I                        Thomasville, GA            2,112        438      3,971
Wildwood II                       Thomasville, GA            2,046        372      3,372
Willow Creek                      Columbus, GA                -(9)        614      5,523
Windridge                         Chattanooga, TN            5,558        817      7,416
2000 Wynnton                      Columbus, GA              -             192      1,741
Paddock Club Tallahassee II       Tallahassee, FL            4,727        530      4,805
Paddock Club Jacksonville II      Jacksonville, FL           -(10)        689      6,255
Paddock Club Columbia II          Columbia, SC                -(2)        800      7,200
Paddock Club Florence             Florence, KY               9,723      1,209     10,969
Paddock Club Greenville           Greenville, SC              -(2)      1,200     10,800
Paddock Club Brandon I            Brandon, FL                 -(2)      2,100     18,900
Terraces at Towne Lake I          Woodstock, GA             15,246      1,689     15,321
Paddock Club Jacksonville III     Jacksonville, FL           -(10)        642      5,756
                                                          --------   --------  ---------
Total apartments                                           326,444    109,380    975,666

Other real estate assets:
------------------------
Commercial properties, net        Various                    2,844        682      7,187
Construction in progress          Various                     -(2)      9,259     24,458
Land held for future developments Various                      -        7,991        858
                                                          --------   --------  ---------
Total other                                                  2,844     17,932     32,503
                                                          --------   --------  ---------
Total real estate assets                                  $329,288   $127,312 $1,008,169
                                                          ========   ========  =========




Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1997
(Dollars in thousands)


                                                             Cost capitalized             Gross amount
                                                               Subsequent to                carried at
                                                                Acquisition           December 31, 1997 (5)
                                                             -----------------     ---------------------------
                                                                     Building              Building
                                                                          and                   and
Property Name                     Location                    Land   fixtures       Land   fixtures      Total
---------------------             --------------              ----   --------      -----   --------      -----
The Advantages                    Jackson, MS                   -        $704       $422     $4,431     $4,853
McKellar Woods                    Memphis, TN                   -       1,295        737     14,495     15,232
Pine Trails                       Clinton, MS                   -         464        178      3,192      3,370
Reflection Pointe                 Jackson, MS                  140      2,129        850     10,899     11,749
Riverhills                        Grenada, MS                   -         177        153      2,269      2,422
Woodridge                         Jackson, MS                   -         231        471      5,753      6,224
Greenbrook                        Memphis, TN                   25      3,438      2,125     27,906     30,031
Hamilton Pointe                   Chattanooga, TN               -         718        686      6,999      7,685
Hidden Creek                      Chattanooga, TN               -       1,050        895      9,148     10,043
Steeplechase                      Hixson, TN                    -       1,087        217      3,044      3,261
Cedar Mill (7)                    Memphis, TN                   -       1,101        475      7,647      8,122
Clearbrook Village                Memphis, TN                   -         391        260      4,049      4,309
Crossings                         Memphis, TN                   -         443        554      2,659      3,213
Eastview                          Memphis, TN                   -       1,084        700     10,730     11,430
Gleneagles                        Memphis, TN                   -       1,238        443      5,221      5,664
The Park Estate                   Memphis, TN                   -         737        178      1,878      2,056
Winchester Square                 Memphis, TN                   -         713        350      7,992      8,342
Post House North                  Jackson, TN                   -         560        381      4,859      5,240
Post House Jackson                Jackson, TN                   -         437        443      5,515      5,958
The Oaks                          Jackson, TN                   -         531        177      2,125      2,302
The Corners                       Winston-Salem, NC             -         459        685      6,624      7,309
Park Haywood                      Greenville, SC                35      2,250        360      5,175      5,535
Hickory Farm                      Memphis, TN                   -         337        580      5,557      6,137
Lakeshore Landing                 Jackson, MS                   -         466        480      4,786      5,266
Woodstream                        Greensboro, NC                -         558        953      9,157     10,110
Stonemill Village                 Louisville, KY                -         945      1,169     11,463     12,632
Canyon Creek                      St. Louis, MO                220      1,414      1,100      9,337     10,437
Whispering Oaks                   Little Rock, AR               -       1,422        506      5,973      6,479
Pear Orchard                      Jackson, MS                   -         982      1,352     13,150     14,502
Celery Stalk                      Dallas, TX                    -       1,104      1,463     14,269     15,732
Lane at Towne Crossing            Mesquite, TX                  -         899      1,038     10,237     11,275
Hollybrook                        Dalton, GA                    -         767        405      4,413      4,818
Green Tree Place                  Woodlands, TX                 -         465        539      5,315      5,854
Redford Park                      Conroe, TX                    -         624        509      5,204      5,713
MacArthur Ridge                   Irving, TX                    -         473      1,131     10,656     11,787
Lincoln on the Green              Memphis, TN                   -         660      1,498     14,144     15,642
Brentwood Downs                   Nashville, TN                 -         563      1,193     11,302     12,495
Shenandoah Ridge                  Augusta, GA                   -       1,678        650      7,528      8,178
Westborough Crossing              Katy, TX                      -         491        677      6,582      7,259
Sailwinds at Lake Magdalene       Tampa, FL                     -       6,667      2,212     26,576     28,788
Woodbridge at the Lake            Jacksonville, FL              -         659        645      6,463      7,108
Lakepointe                        Lexington, KY                 -         571        411      4,270      4,681
The Mansion                       Lexington, KY                 -         529        694      6,771      7,465
The Village                       Lexington, KY                 -         757        900      8,854      9,754
Cypresswood Court                 Spring, TX                    -         582        577      5,772      6,349
The Lodge at Timberglen           Dallas, TX                    -       1,309        825      8,731      9,556
Calais Forest                     Little Rock, AR               -       1,042      1,026     10,286     11,312
The Fairways                      Columbia, SC                  -         327        910      8,534      9,444
Kirby Station                     Memphis, TN                   -       1,753      1,148     12,090     13,238
Belmere                           Tampa, FL                     -         808        851      8,475      9,326
Williamsburg Village              Jackson, TN                   -         407        523      5,118      5,641
Fairways @ Royal Oak              Cincinnati, OH                -         617        814      7,952      8,766
Tanglewood                        Anderson, SC                  -         477        427      4,330      4,757
Woods at Post House               Jackson, TN                   -         474        240      7,313      7,553
Somerset                          Jackson, MS                   -         523        477      4,817      5,294
Highland Ridge                    Greenville, SC                -         178        482      4,515      4,997
Spring Creek                      Greenville, SC                -         276        597      5,650      6,247
St. Augustine                     Jacksonville, FL              -       1,582      2,858      8,057     10,915
Cooper's Hawk                     Jacksonville, FL              -         479        854      7,979      8,833
Marsh Oaks                        Atlantic Beach, FL            -         459        244      3,288      3,532
Park at Hermitage                 Nashville, TN                 -         825      1,524     15,625     17,149
Anatole                           Daytona Beach, FL             -         422      1,227      6,301      7,528
The Savannahs                     Melbourne, FL                 -         670        582      8,538      9,120
Stassney Woods                    Austin, TX                    -         823      1,621      8,324      9,945
Travis Station                    Austin, TX                    -         616      2,282      6,785      9,067
Runaway Bay                       Mt. Pleasant, SC              -         442      1,085      7,711      8,796
The Township                      Hampton, VA                   -         125      1,509      8,314      9,823
Lakeside                          Jacksonville, FL              -       2,034      1,431     14,917     16,348
Crosswinds                        Jackson, MS                   -         830      1,535     14,656     16,191
Sutton Place                      HornLake, MS                  -         537        894      8,590      9,484
Savannah Creek                    Southaven, MS                 -         365        778      7,378      8,156
Napa Valley                       Little Rock, AR               -         448        960      9,090     10,050
Tiffany Oaks                      Altamonte Springs, FL         -         500      1,024      9,719     10,743
Lincoln on the Green -II          Memphis, TN                   -       5,827        -       12,826     12,826
Howell Commons                    Greenville, SC                -         316      1,304     12,056     13,360
Balcones Woods                    Austin, TX                    -       1,010      1,598     15,408     17,006
Westside Creek I                  Little Rock, AR               -         180        616      5,739      6,355
Fairways at Hartland              Bowling Green, KY             -         466      1,038      9,808     10,846
Woodhollow                        Jacksonville, FL              -         562      1,686     15,741     17,427
The Woods                         Austin, TX                    -         163      1,012      9,283     10,295
Hunters Ridge at Deerwood         Jacksonville, FL              -         849      1,533     14,684     16,217
Austin Chase                      Macon, GA                     -           6      1,409     12,693     14,102
Westside Creek II                 Little Rock, AR               -          13        654      5,917      6,571
Woodwinds                         Aiken, SC                     -          31        503      4,571      5,074
Hermitage at Beechtree            Cary, NC                      -           7        900      8,106      9,006
Sterling Ridge                    Augusta, GA                   -          24        772      6,973      7,745
Colony at Southpark               Aiken, SC                     -           3        757      6,823      7,580
Fountain Lake                     Brunswick, GA                 -         281        502      4,832      5,334
Hidden Lake I                     Union City, GA                -           5        675      6,133      6,808
Hidden Lake II                    Union City, GA                -           3        621      5,590      6,211
Hidden Oaks I                     Albany, GA                    -           2        364      3,302      3,666
Hidden Oaks II                    Albany, GA                    -           2        306      2,776      3,082
High Ridge                        Athens, GA                    -           2        884      7,960      8,844
Paddock Club Columbia I           Columbia, SC                  -           3      1,040      9,363     10,403
Paddock Club Huntsville           Huntsville, AL                -           3        830      7,473      8,303
Paddock Club Jacksonville I       Jacksonville, FL              -           1        963      8,740      9,703
Paddock Club Lakeland I           Lakeland, FL                  -           6        951      8,636      9,587
Paddock Club Lakeland II          Lakeland, FL                  -                  1,303     11,822     13,125
Paddock Club Tallahassee I        Tallahassee, FL               -           7        950      8,557      9,507
Paddock Park I                    Ocala, FL                     -           9        901      8,186      9,087
Paddock Park II                   Ocala, FL                     -          13      1,383     12,560     13,943
Park Place                        Spartanburg, SC               -           2        723      6,506      7,229
Park Walk                         College Park, GA              -           4        536      4,863      5,399
Regency Club                      Albany, GA                    -           3        198      1,798      1,996
River Trace I                     Memphis, TN                   -           4        881      8,000      8,881
River Trace II                    Memphis, TN                   -           3        741      6,730      7,471
Riverwind                         Columbus, GA                  -                    108        979      1,087
Southland Station I               Warner Robins, GA             -          14        777      7,006      7,783
Southland Station II              Warner Robins, GA             -           3        693      6,295      6,988
Three Oaks I                      Valdosta, GA                  -           8        462      4,196      4,658
Three Oaks II                     Valdosta, GA                  -           4        460      4,174      4,634
The Vistas                        Macon, GA                     -                    595      5,403      5,998
Westbury Creek                    Augusta, GA                   -                    400      3,626      4,026
Westbury Springs                  Lilburn, GA                   -           1        665      6,039      6,704
Whispering Pines I                LaGrange, GA                  -           1        454      4,117      4,571
Whispering Pines II               LaGrange, GA                  -                    370      3,354      3,724
Whisperwood                       Columbus, GA                  -          17      2,330     20,987     23,317
Whisperwood Spa I                 Columbus, GA                  -           9      1,510     13,599     15,109
Wildwood I                        Thomasville, GA               -           1        438      3,972      4,410
Wildwood II                       Thomasville, GA               -           1        372      3,373      3,745
Willow Creek                      Columbus, GA                  -           3        614      5,526      6,140
Windridge                         Chattanooga, TN               -           2        817      7,418      8,235
2000 Wynnton                      Columbus, GA                  -           0        192      1,741      1,933
Paddock Club Tallahassee II       Tallahassee, FL               -           0        530      4,805      5,335
Paddock Club Jacksonville II      Jacksonville, FL              -           -        689      6,255      6,944
Paddock Club Columbia II          Columbia, SC                  -           1        800      7,201      8,001
Paddock Club Florence             Florence, KY                  -           -      1,209     10,969     12,178
Paddock Club Greenville           Greenville, SC                -           -      1,200     10,800     12,000
Paddock Club Brandon I            Brandon, FL                   -           -      2,100     18,900     21,000
Terraces at Towne Lake I          Woodstock, GA                 -           -      1,689     15,321     17,010
Paddock Club Jacksonville III     Jacksonville, FL              -           -        640      5,756      6,396
                                                             -----    -------    -------  ---------  ---------
Total apartments                                               420     74,073    109,800  1,049,739  1,159,549
                                                             -----    -------    -------  ---------  ---------

Other real estate assets:
-------------------------
Commercial properties, net        Various                       -       1,719        682      8,906      9,588
Construction in progress          Various                       -                  9,259     24,458     33,717
Land held for future developments Various                       -                  7,991        858      8,849
                                                             -----    -------    -------  ---------  ---------
Total other                                                      0      1,719     17,932     34,222     52,154
                                                             -----    -------    -------  ---------  ---------
Total real estate assets                                      $420    $75,792   $127,732 $1,083,961 $1,211,693
                                                             =====    =======    =======  =========  =========


Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation at December 31, 1997
(Dollars in thousands)

                                                                                           Life used
                                                                                           to compute
                                                                                           depreciation
                                                                                           in latest
                                                       Accumulated              Date of    income
Property Name                     Location             Depreciation    Net    Construction statement(6)
------------------------          -------------        ------------   ------- ------------ -----------
The Advantages                    Jackson, MS              ($1,118)    $3,735        1984  5 - 40
McKellar Woods                    Memphis, TN               (2,105)    13,124        1976  5 - 40
Pine Trails                       Clinton, MS               (1,088)     2,282        1978  5 - 40
Reflection Pointe                 Jackson, MS               (1,265)    10,484        1986  5 - 40
Riverhills                        Grenada, MS                 (440)     1,982        1972  5 - 40
Woodridge                         Jackson, MS                 (729)     5,495        1987  5 - 40
Greenbrook                        Memphis, TN               (3,885)    26,146        1986  5 - 40
Hamilton Pointe                   Chattanooga, TN           (1,062)     6,623        1989  5 - 40
Hidden Creek                      Chattanooga, TN           (2,447)     7,596        1987  5 - 40
Steeplechase                      Hixson, TN                  (576)     2,685        1986  5 - 40
Cedar Mill (7)                    Memphis, TN               (1,257)     6,865  1973/1986   5 - 40
Clearbrook Village                Memphis, TN                 (575)     3,734        1974  5 - 40
Crossings                         Memphis, TN                 (643)     2,570        1974  5 - 40
Eastview                          Memphis, TN               (1,709)     9,721        1974  5 - 40
Gleneagles                        Memphis, TN               (1,567)     4,097        1975  5 - 40
The Park Estate                   Memphis, TN                 (816)     1,240        1974  5 - 40
Winchester Square                 Memphis, TN               (1,149)     7,193        1973  5 - 40
Post House North                  Jackson, TN                 (589)     4,651        1987  5 - 40
Post House Jackson                Jackson, TN                 (680)     5,278        1987  5 - 40
The Oaks                          Jackson, TN                 (322)     1,980        1978  5 - 40
The Corners                       Winston-Salem, NC           (900)     6,409        1982  5 - 40
Park Haywood                      Greenville, SC              (583)     4,952        1983  5 - 40
Hickory Farm                      Memphis, TN                 (781)     5,356        1985  5 - 40
Lakeshore Landing                 Jackson, MS                 (659)     4,607        1974  5 - 40
Woodstream                        Greensboro, NC            (1,210)     8,900        1983  5 - 40
Stonemill Village                 Louisville, KY            (1,562)    11,070        1985  5 - 40
Canyon Creek                      St. Louis, MO             (1,200)     9,237        1987  5 - 40
Whispering Oaks                   Little Rock, AR             (806)     5,673        1978  5 - 40
Pear Orchard                      Jackson, MS               (1,717)    12,785        1985  5 - 40
Celery Stalk                      Dallas, TX                (1,852)    13,880        1978  5 - 40
Lane at Towne Crossing            Mesquite, TX              (1,345)     9,930        1983  5 - 40
Hollybrook                        Dalton, GA                  (501)     4,317        1972  5 - 40
Green Tree Place                  Woodlands, TX               (671)     5,183        1984  5 - 40
Redford Park                      Conroe, TX                  (662)     5,051        1984  5 - 40
MacArthur Ridge                   Irving, TX                (1,291)    10,496        1991  5 - 40
Lincoln on the Green              Memphis, TN               (1,696)    13,946        1988  5 - 40
Brentwood Downs                   Nashville, TN             (1,394)    11,101        1986  5 - 40
Shenandoah Ridge                  Augusta, GA                 (930)     7,248        1982  5 - 40
Westborough Crossing              Katy, TX                    (809)     6,450        1984  5 - 40
Sailwinds at Lake Magdalene       Tampa, FL                 (3,377)    25,411        1975  5 - 40
Woodbridge at the Lake            Jacksonville, FL            (789)     6,319        1985  5 - 40
Lakepointe                        Lexington, KY               (501)     4,180        1986  5 - 40
The Mansion                       Lexington, KY               (797)     6,668        1987  5 - 40
The Village                       Lexington, KY             (1,067)     8,687        1989  5 - 40
Cypresswood Court                 Spring, TX                  (682)     5,667        1984  5 - 40
The Lodge at Timberglen           Dallas, TX                (1,063)     8,493        1984  5 - 40
Calais Forest                     Little Rock, AR           (1,177)    10,135        1987  5 - 40
The Fairways                      Columbia, SC                (960)     8,484        1992  5 - 40
Kirby Station                     Memphis, TN               (1,367)    11,871        1978  5 - 40
Belmere                           Tampa, FL                   (960)     8,366        1984  5 - 40
Williamsburg Village              Jackson, TN                 (578)     5,063        1987  5 - 40
Fairways @ Royal Oak              Cincinnati, OH              (876)     7,890        1988  5 - 40
Tanglewood                        Anderson, SC                (469)     4,288        1980  5 - 40
Woods at Post House               Jackson, TN                 (934)     6,619        1995  5 - 40
Somerset                          Jackson, MS                 (540)     4,754        1981  5 - 40
Highland Ridge                    Greenville, SC              (348)     4,649        1984  5 - 40
Spring Creek                      Greenville, SC              (433)     5,814        1984  5 - 40
St. Augustine                     Jacksonville, FL            (869)    10,046        1987  5 - 40
Cooper's Hawk                     Jacksonville, FL            (758)     8,075        1987  5 - 40
Marsh Oaks                        Atlantic Beach, FL          (315)     3,217        1986  5 - 40
Park at Hermitage                 Nashville, TN             (1,449)    15,700        1987  5 - 40
Anatole                           Daytona Beach, FL           (600)     6,928        1986  5 - 40
The Savannahs                     Melbourne, FL               (807)     8,313        1990  5 - 40
Stassney Woods                    Austin, TX                  (787)     9,158        1985  5 - 40
Travis Station                    Austin, TX                  (624)     8,443        1987  5 - 40
Runaway Bay                       Mt. Pleasant, SC            (710)     8,086        1988  5 - 40
The Township                      Hampton, VA                 (729)     9,094        1987  5 - 40
Lakeside                          Jacksonville, FL          (1,026)    15,322        1985  5 - 40
Crosswinds                        Jackson, MS                 (738)    15,453  1988/1990   5 - 40
Sutton Place                      HornLake, MS                (436)     9,048        1991  5 - 40
Savannah Creek                    Southaven, MS               (372)     7,784        1989  5 - 40
Napa Valley                       Little Rock, AR             (374)     9,676        1984  5 - 40
Tiffany Oaks                      Altamonte Springs, FL       (332)    10,411        1985  5 - 40
Lincoln on the Green -II          Memphis, TN                 (106)    12,720        1997  5 - 40
Howell Commons                    Greenville, SC              (380)    12,980  1986/1988   5 - 40
Balcones Woods                    Austin, TX                  (385)    16,621        1983  5 - 40
Westside Creek I                  Little Rock, AR             (149)     6,206        1984  5 - 40
Fairways at Hartland              Bowling Green, KY           (247)    10,599        1996  5 - 40
Woodhollow                        Jacksonville, FL            (412)    17,015        1986  5 - 40
The Woods                         Austin, TX                  (215)    10,080        1977  5 - 40
Hunters Ridge at Deerwood         Jacksonville, FL            (308)    15,909        1987  5 - 40
Austin Chase                      Macon, GA                   (186)    13,916        1996  5 - 40
Westside Creek II                 Little Rock, AR              (52)     6,519        1986  5 - 40
Woodwinds                         Aiken, SC                    (40)     5,034        1988  5 - 40
Hermitage at Beechtree            Cary, NC                     (47)     8,959        1988  5 - 40
Sterling Ridge                    Augusta, GA                  (41)     7,704        1986  5 - 40
Colony at Southpark               Aiken, SC                    (20)     7,560  1989/1991   5 - 40
Fountain Lake                     Brunswick, GA                (16)     5,318        1983  5 - 40
Hidden Lake I                     Union City, GA               (21)     6,787        1985  5 - 40
Hidden Lake II                    Union City, GA               (21)     6,190        1987  5 - 40
Hidden Oaks I                     Albany, GA                   (11)     3,655        1979  5 - 40
Hidden Oaks II                    Albany, GA                   (10)     3,072        1980  5 - 40
High Ridge                        Athens, GA                   (29)     8,815        1987  5 - 40
Paddock Club Columbia I           Columbia, SC                 (33)    10,370        1989  5 - 40
Paddock Club Huntsville           Huntsville, AL               (26)     8,277        1989  5 - 40
Paddock Club Jacksonville I       Jacksonville, FL             (30)     9,673        1989  5 - 40
Paddock Club Lakeland I           Lakeland, FL                 (30)     9,557        1988  5 - 40
Paddock Club Lakeland II          Lakeland, FL                 (41)    13,084        1990  5 - 40
Paddock Club Tallahassee I        Tallahassee, FL              (30)     9,477        1990  5 - 40
Paddock Park I                    Ocala, FL                    (28)     9,059        1986  5 - 40
Paddock Park II                   Ocala, FL                    (44)    13,899        1988  5 - 40
Park Place                        Spartanburg, SC              (22)     7,207        1987  5 - 40
Park Walk                         College Park, GA             (17)     5,382        1985  5 - 40
Regency Club                      Albany, GA                    (6)     1,990        1983  5 - 40
River Trace I                     Memphis, TN                  (28)     8,853        1981  5 - 40
River Trace II                    Memphis, TN                  (23)     7,448        1985  5 - 40
Riverwind                         Columbus, GA                  (3)     1,084        1983  5 - 40
Southland Station I               Warner Robins, GA            (21)     7,762        1987  5 - 40
Southland Station II              Warner Robins, GA            (22)     6,966        1990  5 - 40
Three Oaks I                      Valdosta, GA                 (15)     4,643        1983  5 - 40
Three Oaks II                     Valdosta, GA                 (15)     4,619        1984  5 - 40
The Vistas                        Macon, GA                    (19)     5,979        1985  5 - 40
Westbury Creek                    Augusta, GA                  (13)     4,013        1984  5 - 40
Westbury Springs                  Lilburn, GA                  (21)     6,683        1983  5 - 40
Whispering Pines I                LaGrange, GA                 (14)     4,557        1982  5 - 40
Whispering Pines II               LaGrange, GA                 (12)     3,712        1984  5 - 40
Whisperwood                       Columbus, GA                 (74)    23,243  1981/1986   5 - 40
Whisperwood Spa I                 Columbus, GA                 (48)    15,061        1988  5 - 40
Wildwood I                        Thomasville, GA              (14)     4,396        1980  5 - 40
Wildwood II                       Thomasville, GA              (12)     3,733        1984  5 - 40
Willow Creek                      Columbus, GA                 (26)     6,115  1971/1977   5 - 40
Windridge                         Chattanooga, TN              (26)     8,209        1984  5 - 40
2000 Wynnton                      Columbus, GA                  (6)     1,927        1983  5 - 40
Paddock Club Tallahassee II       Tallahassee, FL              (17)     5,318        1995  5 - 40
Paddock Club Jacksonville II      Jacksonville, FL             (22)     6,922        1996  5 - 40
Paddock Club Columbia II          Columbia, SC                 (25)     7,976        1995  5 - 40
Paddock Club Florence             Florence, KY                 (38)    12,140        1994  5 - 40
Paddock Club Greenville           Greenville, SC               (38)    11,962        1996  5 - 40
Paddock Club Brandon I            Brandon, FL                  (66)    20,934        1997  5 - 40
Terraces at Towne Lake I          Woodstock, GA                (53)    16,957        1997  5 - 40
Paddock Club Jacksonville III     Jacksonville, FL             (20)     6,376        1997  5 - 40
                                                           -------- ---------
Total apartments                                           (76,129) 1,083,410

Other real estate assets:
-------------------------
Commercial properties, net        Various                     (860)     8,728    Various   5 - 40
Construction in progress          Various                              33,717     N/A        N/A
Land held for future developments Various                               8,849     N/A        N/A
                                                           -------- ---------
Total other                                                   (860)    51,294
                                                           -------- ---------
Total real estate assets                                  ($76,989)$1,134,704
                                                           ======== =========



[FN]
(1) These 12 Properties are encumbered by a $43.4 million note payable.
(2) Encumbered by the Credit Line, with an outstanding balance of $45.2 million and a variable interest rate at December 31, 1997 of 7.07%.
(3) These three properties are encumbered by a $10.3 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.
(4) These three properties are encumbered by a $16.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.
(5) The aggregate cost for Federal income tax purposes was approximately $1,115 million at December 31, 1997. The total gross amount of real estate assets for GAAP purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under generally accepted accounting principles.
(6) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.
(7) Includes adjacent 68-unit Mendenhall Townhomes.
(8) Lincoln Phase II is under construction -  completed First quarter 1998.
(9) These 26 communities are encumbered by a $140 million MSMC loan with an average interest rate of 6.62%.
(10)These six communities are encumbered by a $47.5 million note payable with a maturity of December 15, 2004 and a interest rate of 7.04%.



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