Form 10-Q
period 1998-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-05-15
CIK 912595

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

         For the transition period from              to

                 Commission File Number: 1-12762
                 -------------------------------

             MID-AMERICA APARTMENT COMMUNITIES, INC.
             ---------------------------------------
       (Exact Name of Registrant as Specified in Charter)

   TENNESSEE                                      62-1543819
   ---------                                      ----------
(State of Incorporation)             (I.R.S. Employer Identification Number)


                  6584 POPLAR AVENUE, SUITE 340
                    MEMPHIS, TENNESSEE 38138
                    ------------------------
            (Address of principal executive offices)

                         (901) 682-6600
                         --------------
       Registrant's telephone number, including area code

                 -----------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       [X] Yes   [  ]No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
                 Class                       at April 30, 1998
                 -----                    ----------------------
      Common Stock, $.01 par value               18,651,118

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1998
        and December 31, 1997

        Consolidated Statements of Operations
        for the three months ended March 31, 1998 and 1997

        Consolidated Statements of Cash Flows
        for the three months ended March 31, 1998 and 1997

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

PART I.  Financial Information
ITEM 1.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Balance  Sheets
March 31, 1998 (Unaudited) and December 31, 1997

(Dollars in thousands)
                                                      1998         1997
                                                  ----------   ----------
Assets:
=======

Real estate assets:
  Land                                            $  111,671   $  109,800
  Buildings and improvements                       1,045,636    1,027,853
  Furniture, fixtures and equipment                   22,552       21,886
-------------------------------------------------------------------------
                                                   1,179,859    1,159,539
  Less accumulated depreciation                      (86,517)     (76,129)
-------------------------------------------------------------------------
                                                   1,093,342    1,083,410
  Construction in progress                            51,153       33,717
  Land held for future development                     7,860        8,849
  Commercial properties, net                           9,048        8,728
-------------------------------------------------------------------------
  Real estate assets, net                          1,161,403    1,134,704


Cash and cash equivalents                             12,415       14,805
Restricted cash                                       13,621       13,397
Deferred financing costs, net                          9,517        5,700
Other assets                                          25,551       25,464
-------------------------------------------------------------------------
     Total assets                                 $1,222,507   $1,194,070
=========================================================================


Liabilities and Shareholders' equity:
=====================================

Liabilities:
  Notes payable                                   $  666,132   $  632,213
  Accounts payable                                    11,487       10,098
  Accrued expenses and other liabilities              17,999       22,885
  Security deposits                                    4,683        4,509
-------------------------------------------------------------------------
     Total liabilities                               700,301      669,705


Minority interest                                     64,559       62,865


Shareholders' equity:
  Preferred stock, $.01 par value, 20,000,000
  shares authorized, $25 per share
  liquidation preference:
       2,000,000 shares at 9.5%
         Series A Cumulative                              20           20
       1,938,830 shares at 8.875%
         Series B Cumulative                              19           19

  Common stock, $.01 par value (authorized
  50,000,000 shares; issued and outstanding
  18,610,912 and 18,476,046 shares at
  March 31, 1998 and December 31, 1997,
  respectively)                                          186          185
  Additional paid-in capital                         501,907      500,492
  Other                                               (1,935)        (845)
  Accumulated deficit                                (42,550)     (38,371)
-------------------------------------------------------------------------
   Total shareholders' equity                        457,647      461,500
-------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $1,222,507   $1,194,070
=========================================================================


See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated  Statements  of  Operations
Three months ended March 31, 1998 and 1997

(Dollars  in  thousands  except  per  share  data)
(Unaudited)

                                               Three months ended March 31,
                                               ----------------------------
                                                     1998         1997
                                                  ----------   ----------
Revenues:
   Rental                                          $  49,930    $  29,356
   Other                                                 670          483
   Management and development income, net                382            -
-------------------------------------------------------------------------
     Total revenues                                   50,982       29,839
-------------------------------------------------------------------------

Expenses:
   Personnel                                           5,538        3,109
   Building repairs and maintenance                    1,973        1,270
   Real estate taxes and insurance                     5,399        3,144
   Utilities                                           2,254        1,476
   Landscaping                                         1,170          823
   Other operating                                     2,189        1,252
   Depreciation and amorization                       10,842        5,937
   General and administrative                          2,616        1,416
   Interest                                           10,988        6,510
   Amortization of deferred financing costs              546          198
-------------------------------------------------------------------------
Total expenses                                        43,515       25,135

-------------------------------------------------------------------------
Income before minority interest in operating
  partnership income and extraordinary item            7,467        4,704
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Minority interest in operating partnership income        421          527
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Net income before extraordinary item                   7,046        4,177
-------------------------------------------------------------------------

Extraordinary item-
   loss on early extinguishment of debt                 (371)           -
-------------------------------------------------------------------------

Net income                                             6,675        4,177
Dividends on preferred shares                          2,263        1,187
-------------------------------------------------------------------------
Net income available for common shareholders      $    4,412    $   2,990
=========================================================================



See accompanying notes to consolidated financial statements.


          Continued


Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Three months ended March 31, 1998 and  1997

(Dollars  in  thousands  except  per  share  data)
(Unaudited)



Net income available per common share:

-------------------------------------------------------------------------
Basic (in thousands):
   Average common shares outstanding                  18,551       11,417
=========================================================================

Basic earnings per share:
        Net income available per common share
          before extraordinary item                $    0.26    $    0.26
        Extraordinary item                             (0.02)         -
-------------------------------------------------------------------------
        Net Income available per common share      $    0.24    $    0.26
=========================================================================

Diluted (in thousands):
   Average common shares outstanding                  18,551       11,417
   Effect of dilutive stock options                       62           72
-------------------------------------------------------------------------
   Average dilutive common shares outstanding         18,613       11,489
=========================================================================

Diluted earnings per share:
        Net income available per common share
          before extraordinary item                $    0.26    $    0.26
        Extraordinary item                             (0.02)         -
-------------------------------------------------------------------------
        Net income available per common share      $    0.24    $    0.26
=========================================================================



       See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Cash  Flow
Three months ended March 31, 1998 and 1997
(Dollars in thousands)
(Unaudited)

                                                     1998         1997
                                                  ----------   ----------
Cash flows from operating activities:
   Net income                                     $    6,675   $    4,177
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   11,460        6,180
      Minority interest in operating
       partnership income                                421          527
      Extraordinary item                                 371            -
      Changes in assets and liabilities:
         Restricted cash                                (224)         918
         Other assets                                   (456)      (1,125)
         Accounts payable                              1,389          116
         Accrued expenses and other liabilities       (4,886)      (2,947)
         Security deposits                               174           90
-------------------------------------------------------------------------
      Net cash provided by operating activities       14,924        7,936

Cash flows from investing activities:
      Purchases of real estate assets                (18,714)     (31,706)
      Improvements to properties                      (6,685)      (3,770)
      Construction of units in progress
         and future development                      (11,688)      (2,496)
-------------------------------------------------------------------------
      Net cash used in investing activities          (37,087)     (37,972)

Cash flows from financing activities:
      Proceeds from notes payable                    189,000            -
      Net increase (decrease) in credit line          20,573      (24,348)
      Principal payments on notes payable           (175,654)        (569)
      Deferred financing costs                        (3,235)        (101)
      Proceeds from issuances
       of common shares and units                      2,532       62,556
      Redemption of unitholder interest                    -           (8)
      Distributions to unitholders                    (1,477)      (1,308)
      Dividends paid on common shares                 (9,703)      (5,858)
      Dividends paid on preferred shares              (2,263)      (1,187)
-------------------------------------------------------------------------
      Net cash provided by financing activities       19,773       29,177
-------------------------------------------------------------------------
      Net decrease in cash and cash equivalents       (2,390)        (859)
-------------------------------------------------------------------------
Cash and cash equivalents, beginning of period        14,805        4,053
-------------------------------------------------------------------------
Cash and cash equivalents, end of period          $   12,415   $    3,194
=========================================================================

Supplemental disclosure of
  cash flow information:
   Interest paid                                  $   11,019   $    6,745

Supplemental disclosure of noncash investing
  and financing activities:
   Assumption of debt
     related to property acquisitions             $        -   $   13,858
   Conversion of units for common shares          $      131   $      870
   Issuance of advances in exchange
     for common shares and units                  $    1,450   $        -



See accompanying notes to consolidated financial statements.

                  MID-AMERICA APARTMENT COMMUNITIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual
consolidated financial  statements  of  Mid-America   Apartment
Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

2.     Borrowing Transactions

On March 6, 1998 the Company, through one of its subsidiaries, issued $142 million aggregate principal amount of 6.376% Bonds Due 2003 (the Bonds). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the mortgaged properties. The net proceeds from the sale of the Bonds were applied to the bridge notes payable and utilized to fund costs of the offering.

In anticipation of the March 6, 1998 Bond issuance discussed above, the Company entered into four separate interest rate contracts in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average interest rate of 6.62%. On March 6, 1998 the Company realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts are amortized into interest expense over the life of the related debt issuance.

3.     Capital Transactions

During  the three months ended March 31, 1998, the Company issued
50,000 shares of stock and 100,000 units to certain executive officers of the Company at the then current market price.
The Company received approximately $3,583,000 cash and advanced the employees approximately $632,000 secured by the stock of the Company. The advances bear interest at 7.0% per annum, have annual payments of approximately $126,000 and have been recorded in shareholders' equity in the accompanying consolidated balance sheet.

Additionally, the Company issued 60,000 shares of stock to certain other officers of the Company at the then current market price.
The Company received approximately $817,500 cash and advanced the employees approximately $817,500. The advances bear interest of 7.5% and 8.25% per annum and are secured by the stock of the Company. The 7.5% advances have annual payments of approximately $49,050 and have been classified as shareholders' equity in the accompanying consolidated balance sheet. The 8.25% advances have no annual payments and have been classified as other assets in the accompanying consolidated balance sheet.

In addition, the Company has agreed to pay a bonus to the executive officers for as long as they remain employed by the Company in an amount equal to the debt service on the advances from the Company.
The advances will become due and payable and the bonus will terminate if the employees voluntarily terminate their employment with the Company. The Company has agreed to pay a bonus to the other officers amounting to a total of $49,050 annually for five years; these advances will become due and payable if the employees terminate their employment with the company.


4.     Earnings per Share

The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements for periods ending after December 31, 1997.
All prior period earnings per share data has been restated to conform with the provisions of this statement.

At March 31, 1998, 18,610,912 common shares and 3,031,194 operating partnership units were outstanding, a total of 21,642,106. Additionally, MAAC has outstanding options of 833,737 and 519,800 shares of common stock at March 31, 1998 and 1997.

5.     Subsequent Events

Property Acquisitions
---------------------

On May 6, 1998, the Company acquired the 200-unit Eagle Ridge apartment community located in Birmingham, AL for $8.4 million less $6.4 million of assumed debt. The balance was paid in UPREIT units and cash funded by the Company's credit line.

                  PART I.  Financial Information
                             ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash items, primarily depreciation and amortization, less preferred stock dividends. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. FFO should not be considered as an alternative to net income or any other GAAP
measurement   of  performance,  as  an  indicator  of   operating
performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets
and  accounts  payable.   The Company's calculation  of  FFO  may
differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $24,000 and $42,000 at March 31, 1998 and 1997 which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of funds from operations computations, as expenses in the calculation of net income.

For the three months ended March 31, 1998, FFO increased by approximately $6,610,000 or 70%, when compared to the three months ended March 31, 1997. The increase was primarily attributable to an approximate $21,143,000 increase in revenues, which was partially offset by increases in expenses mainly associated with the increase in the number of apartment units owned by the Company. On a per share basis, FFO increased approximately 10% from $.68 per share for the three months ended March 31, 1997 to $.75 per share for the same period in 1998.


RESULTS OF OPERATIONS

COMPARISON  OF  THREE MONTHS ENDED MARCH 31, 1998  TO  THE  THREE
MONTHS ENDED MARCH 31, 1997

The total number of apartment units owned at March 31, 1998 was 31,307 in 118 apartment communities, compared to 20,394 in 77 communities at March 31, 1997. In addition, through the November 25, 1997 merger with Flournoy Development Company ("FDC"), the Company acquired 32 communities containing 8,641 apartment units including 950 apartment units under development. The FDC Merger was accounted for using the purchase method. Accordingly, the operating results for these 32 communities are included in the Company's financial statements for periods subsequent to November 25, 1997. Average monthly rental per apartment unit increased to $572 at March 31, 1998 from $532 at March 31, 1997. Overall occupancy at March 31, 1998 and 1997 was 94.6% and 94.3%, respectively. For the properties acquired through the FDC merger, average monthly rental per apartment unit was $613 and average occupancy was 92.9% at March 31, 1998.

Total revenues for 1998 increased by approximately $21,143,000, due primarily to (i) approximately $5,158,000 from the 12 Communities acquired in 1997, (ii) approximately $13,603,000 from the 30 completed Communities acquired through the FDC Merger,
(iii) approximately $363,000 from the 2 Communities acquired in 1998, (iv) approximately $1,431,000 from the Communities owned throughout both periods, (v) approximately $206,000 from Lincoln on the Green phase II in Memphis, Tennessee which completed
development   in  1998  and  (vi) approximately  $382,000   from
management and development income, net.

Property operating expenses for 1998 increased by approximately $7,449,000, due primarily to (i) approximately $1,865,000 from
the   12   Communities  acquired  in  1997,  (ii)   approximately
$4,805,000 from the 30 completed Communities acquired through the
FDC   merger,  (iii)   approximately  $140,000   from   the   2
Communities acquired in 1998, (iv) approximately $525,000  from
the   Communities   owned  throughout  both  periods,   and   (v)
approximately $114,000 from Lincoln on the Green phase II in Memphis, Tennessee which completed development in 1998. Utility costs decreased from 4.9% of revenue to 4.4% of revenue for the three months ended March 31, 1998 compared to the same period a year earlier, due primarily to over 13,000 units now submetered for water usage.

General and  administrative expense increased by approximately
$1,200,000 for the three months ended March 31, 1998 compared to March 31, 1997. Of the increase, approximately $443,000 was attributable to overhead resulting from the FDC Merger and $180,000 from additional incentive accruals for property level personnel. Approximately $195,000 is due to the timing of certain airplane and landscape expenses which occured earlier in 1998 than in 1997. Other increases include $85,000 of additional accounting expense, and other increases in employee benefits and training due to the increased size of the business.

Depreciation and amortization expense increased by approximately $5,253,000 primarily due to (i) approximately $1,122,000 from the 12 Communities acquired in 1997, (ii) approximately $3,141,000 from the 30 completed Communities acquired through the FDC
Merger,  (iii)   approximately $85,000 from the 2  Communities
acquired in 1998, (iv) approximately $771,000 from additional capital expenditures on Communities owned throughout both periods, and (v) approximately $134,000 from Lincoln on the Green phase II. Amortization of deferred financing costs and unamortized costs in excess of fair value of net assets acquired for the three months ended March 31, 1998 were approximately $546,000 and approximately $364,000, respectively.

Interest expense increased approximately $4,478,000 during the three months ended March 31, 1998 due primarily to apartment acquisitions and new financing transactions related to the FDC merger. The Company reduced its average borrowing cost to 7.2% at March 31, 1998 as compared to 7.9% on March 31, 1997. The average maturity on the Company's debt was 11.3 and 10.0 years at March
31,  1998  and  1997, respectively.    In the three months  ended
March 31, 1998 the Company recorded a loss of approximately $371,000 on early extinguishment of debt, net of minority interest, primarily from the repayment of certain debt in connection with the FDC Merger.

As a result of the foregoing, income before minority interest in operating partnership income for the three months ended March 31, 1998 increased approximately $2,763,000 over the same period a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from approximately $7,936,000 for the three months ended March 31, 1997 to approximately $14,924,000 for the three months ended March 31, 1998. The increase in net cash flow was primarily due to an increase in depreciation and amortization less an extraordinary loss recorded due to the early extinguishment of certain debt.

Net   cash   used   in   investing  activities   decreased   from
approximately $37,972,000 for the three months ended March 31, 1997 to approximately $37,087,000 for the three months ended March 31, 1998. The increase was primarily due to the acquisition of 392 apartment units in 1998 for approximately $18,714,000 as compared to the acquisition of 1,114 apartment units in 1997 for approximately $31,706,000. Capital improvements to existing properties totaled approximately $6,685,000 for the three months ended March 31, 1998, compared to approximately $3,770,000 for the same period in 1997.
Of  the $6,685,000 capital improvements approximately $1,330,000 was for recurring capital expenditures, including carpet and appliances, approximately $1,015,000 was for revenue enhancing projects, approximately $4,250,000 was for acquisition capital with the remaining balance for corporate and other miscellaneous expenditures. Recurring capital expenditures for the three months ended March 31, 1998 averaged six cents per share, compared to
35 cents per share anticipated for the full year 1998 and compared to 1997's full year of 47 cents per share.  Construction  in progress  for  new  apartment units increased from  approximately
$2,496,000  for  the  three  months  ended  March 31, 1997   to
approximately $11,688,000 for the comparable period in 1998, due primarily to developments in process including $861,000 for the 254-unit Reserve at Dexter Lake in Memphis, TN, $1,586,000 for the 288-unit Mandarin in Jacksonville, FL, $1,562,000 for the
154-unit phase II addition for Whisperwood Spa in Columbus, GA, $2,354,000 for the 192-unit phase II addition for a community in Huntsville, AL and $2,683,000 for the 316-unit Terraces at
Fieldstone in Conyers, GA.

Net cash provided by financing activities decreased from approximately $29,177,000 during the three months ended March 31, 1997 to approximately $19,773,000 for the three months ended March 31, 1998. On March 6, 1998 the Partnership issued $142,000,000 aggregate principal amount of 6.376% Bonds Due 2003 (the Bonds). The net proceeds from the sale of the Bonds were applied to the bridge notes payable and utilized to fund costs of the offering. Additionally, the Company refinanced approximately $29,100,000 of various rate notes payable with a new $36,200,000 seven year amortizing note payable at 7.0%. Additionally, during the three months ended 1998, approximately $20,573,000 was provided by borrowings under the Credit Line. The primary use of cash was approximately $175,654,000 for the repayment of notes payable and approximately $13,443,000 for dividends and distributions.

At March 31, 1998, the Company had approximately $65,798,000 outstanding on the Credit Line. At March 31, 1998, the Company had approximately $93,136,000 (including the Credit Line) of floating rate debt at an average interest rate of 6.5%; all other debt was fixed rate term debt at an average interest rate of 7.3%. The weighted average interest rate and weighted average maturity at March 31, 1998 for the approximately $666,106,000 of notes payable were 7.2% and 11.3 years, respectively. In March 1998, the Company increased its credit limit under the Credit Line from $110,000,000 to $200,000,000. The Company expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to approximately $130,812,000 as of the date of this report.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

1998 capital expenditures at existing owned properties (including upgrades to the three properties purchased this year) are currently planned as follows:

Recurring capital at stabilized properties           $  8,410,000
Revenue enhancing projects at stabilized properties 9,773,000 Capital improvements to pre-stabilized properties
  (includes $10,827,000 at former FDC properties)      16,472,000
                                                     ------------
Total for existing owned properties                  $ 34,655,000
                                                     ============

The Company anticipates investing a total of $118 million during 1998 in the development of new apartment units. The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company and the Credit Line.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the apartment communities. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits or Reports on Form 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K


                                                         Date         Date
Form   Events Reported          Financial Statements     of Report    Filed
----   ---------------          --------------------     ---------    ------
8-K(A) Information regarding    Audited historical       2-5-98       2-5-98
       the business and         financials of FDC,
       properties of            unaudited historical
       Flournoy Development     financial of FDC, and
       Company ("FDC").         unaudited proforma
                                financials of Registrant

8-K    Purchase consumation     Not applicable.          2-5-98       2-19-98
       Walden Run Apartments.

       Resignation of           Not applicable.          2-5-98       2-19-98
       Michael B. Yanney as
       independent director.

8-K    Purchase consumation     To be filed.             2-26-98      3-13-98
       Van Mark Apartments.

8-K    Appointment of           Not applicable           4-16-98      4-30-98
       Ralph Horn as
       independent director.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:  May 15, 1998              /s/ GEORGE E. CATES
       ------------              ---------------------------------
                                     George E. Cates
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:  May 15, 1998              /s/ SIMON R.C. WADSWORTH
       ------------              ---------------------------------
                                     Simon R.C. Wadsworth
                                     Executive Vice President
                                     (Principal Financial and
                                      Accounting Officer)