Form 10-Q
period 1998-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-08-14
CIK 912595

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
                 Class                        at July 31, 1998
          -------------------           ----------------------------
      Common Stock, $.01 par value               18,796,331

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets as of  June 30, 1998 and
                December 31, 1997

          Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows for the six
                months ended June 30, 1998 and  1997

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I.  Financial Information
ITEM 1.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Balance  Sheets
June 30, 1998 (Unaudited) and December 31, 1997

(Dollars in thousands)
                                                     1998         1997
                                               ----------   ----------
Assets:

Real estate assets:
Land                                           $  116,276    $ 109,800
Buildings and improvements                      1,094,828    1,027,853
Furniture, fixtures and equipment                  23,826       21,886
                                               ----------   ----------
                                                1,234,930    1,159,539
Less accumulated depreciation                     (96,383)     (76,129)
                                               ----------   ----------
                                                1,138,547    1,083,410

Construction in progress                           43,741       33,717
Land held for future development                    3,003        8,849
Commercial properties, net                          8,824        8,728
                                               ----------   ----------
   Real estate assets, net                      1,194,115    1,134,704

Cash and cash equivalents                          12,706       14,805
Restricted cash                                    11,423       13,397
Deferred financing costs, net                       9,334        5,700
Other assets                                       24,176       25,264
                                               ----------   ----------
 Total assets                                  $1,251,754   $1,193,870
                                               ==========   ==========
Liabilities and Shareholders' equity:

Liabilities:
Notes payable                                  $  648,927   $  632,213
Accounts payable                                    7,764       10,098
Accrued expenses and other liabilities             22,781       22,885
Security deposits                                   4,737        4,509
                                               ----------   ----------
 Total liabilities                                684,209      669,705
                                               ----------   ----------

Minority interest                                  63,016       62,865

Shareholders' equity:
Preferred stock, $.01 par value,
 20,000,000 shares authorized,
 $25 per share liquidation preference:
   2,000,000 shares at 9.5% Series A Cumulative        20           20
   1,938,830 shares at 8.875% Series B Cumulative      19           19
   2,000,000 shares at 9.375% Series C Cumulative      20            -
Common stock, $.01 par value
(authorized 50,000,000 shares; issued and
 outstanding 18,784,769 and 18,476,046 shares at
 June 30,1998 and December 31, 1997,
 respectively)                                        188          185
Additional paid-in capital                        555,332      500,492
Other                                              (2,180)      (1,045)
Accumulated deficit                               (48,870)     (38,371)
                                               ----------  -----------
 Total shareholders' equity                       504,529      461,300
                                               ----------  -----------
 Total liabilities and
      shareholders' equity                     $1,251,754  $ 1,193,870
                                               ==========  ===========

[FN]
See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Three and six months ended June 30, 1998 and  1997

(Dollars  in  thousands  except  per  share  data)
(Unaudited)


                      Three months ended June 30,  Six months ended June 30,
                      ---------------------------  ------------------------
                            1998          1997        1998          1997
                         --------     --------      --------      --------
Revenues:
  Rental                 $ 51,113     $ 32,273      $101,043      $ 61,629
  Other                       788          447         1,458           930
  Management and
     development
    income, net               265            0           647             0
                         --------     --------      --------      --------
  Total revenues           52,166       32,720       103,148        62,559
                         --------     --------      --------      --------
Expenses:
  Personnel                 6,007        3,467        11,545         6,576
  Building repairs
    and maintenance         2,455        1,527         4,428         2,797
  Real estate taxes
    and insurance           5,367        3,393        10,766         6,537
  Utilities                 2,174        1,402         4,428         2,878
  Landscaping               1,259          973         2,429         1,796
  Other operating           1,979        1,600         4,168         2,852
  Depreciation and
     amortization          11,242        6,498        22,084        12,435
  General and
      administrative        2,377        1,600         4,993         3,016
  Interest                 11,676        6,587        22,664        13,097
  Amortization ofdeferred
      financing costs         593          212         1,139           410
                         --------     --------      --------      --------
  Total expenses           45,129       27,259        88,644        52,394
                         --------     --------      --------      --------
Income before gain on
  disposition of
  properties,minority
  interest in operating
  partnership income and
  extraordinary item        7,037        5,461        14,504        10,165
                         --------     --------      --------      --------
Gain on disposition
   of properties              422            0           422             0
                         --------     --------      --------      --------
Income before minority
   interest in operating
   partnership income and
   extraordinary item       7,459        5,461        14,926        10,165
                         --------     --------      --------      --------
Minority interest in
   operating partnership
   income                     746          651         1,167         1,178
                         --------     --------      --------      --------
Net income before
   extraordinary item       6,713        4,810        13,759         8,987
                         --------     --------      --------      --------
Extraordinary item -
   loss on debt
   extinguishment            (619)           0          (990)            0
                         --------     --------      --------      --------
Net income                  6,094        4,810        12,769         8,987

Dividends on preferred
   shares                   2,276        1,188         4,539         2,375
                         --------     --------      --------      --------
Net income available for
  common shareholders    $  3,818     $  3,622      $  8,230      $  6,612
                         ========     ========      ========      ========

                                 (Continued)

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations (Continued)
Three and six months ended June 30, 1998 and  1997

(Dollars  in  thousands  except  per  share  data)
(Unaudited)



                      Three months ended June 30,  Six months ended June 30,
                       ---------------------------  -------------------------
                            1998         1997          1998          1997
                           ------       ------        ------        ------
Net income available
 per common share:

Basic (in thousands):
  Average common
  shares outstanding       18,693       13,356        18,622        12,392
                           ------       ------        ------        ------
Basic earnings per share:
  Net income available
  per common share before
  extraordinary item       $  .24       $  .27        $  .50        $  .53

  Extraordinary item         (.04)           0          (.06)            0
                           ------       ------        ------        ------
  Net income available
  per common share         $  .20       $  .27        $  .44        $  .53
                           ======       ======        ======        ======

Diluted (in thousands):
  Average common
  shares outstanding       18,693       13,356        18,622        12,392

  Effect of dilutive
  stock options                48           54            55            63
                           ------       ------        ------        ------
  Average dilutive common
  shares outstanding       18,741       13,410        18,677        12,455
                           ======       ======        ======        ======

Diluted earnings per share:

  Net income available
  per common share before
  extraordinary item       $  .24       $  .27        $  .49        $  .53

  Extraordinary item         (.04)           0          (.05)            0
                           ------       ------        ------        ------
  Net income available
  per common share         $  .20       $  .27        $  .44        $  .53
                           ======       ======        ======        ======
[FN]

See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Cash  Flow
Six months ended June 30, 1998 and 1997
(Dollars in thousands)
(Unaudited)

                                                       1998       1997
                                                       ----       ----

Cash flows from operating activities:
  Net income                                       $ 12,769   $  8,987
  Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation and amortization                  23,369     12,906
      Minority interest in operating
        partnership income                            1,167      1,178
      Extraordinary item                                990          -
      Gain on disposition of properties                (422)         -
      Changes in assets and liabilities:
          Restricted cash                             1,974        267
          Other assets                                  294       (447)
          Accounts payable                           (2,360)       606
          Accrued expenses and other
            liabilities                                (122)      (305)
          Security deposits                             228        275
                                                   --------   --------
      Net cash provided by operating activities      37,887     23,467
                                                   --------   --------
Cash flows from investing activities:
      Purchases of real estate assets               (22,786)   (63,846)
      Proceeds from disposition of
        real estate assets                            5,435          -
      Improvements to properties                    (10,290)    (8,809)
      Construction of units in progress
        and future development                      (35,392)    (6,573)
                                                   --------   --------
      Net cash used in investing activities         (63,033)   (79,228)
                                                   --------   --------
Cash flows from financing activities:
      Proceeds from notes payable                   218,764          -
      Net change in credit line                     (24,295)     9,761
      Principal payments on notes payable          (195,659)    (1,193)
      Deferred financing costs                       (4,979)      (217)
      Proceeds from issuances of
        common shares and units                       8,613     66,576
      Proceeds from issuance of
        preferred shares                             48,330          -
      Redemption of unitholder interests               (104)        (8)
      Distributions to unitholders                   (3,089)    (2,645)
      Dividends paid on common shares               (19,995)   (12,977)
      Dividends paid on preferred shares             (4,539)    (2,375)
                                                   --------   --------
      Net cash provided by financing activities      23,047     56,922
                                                   --------   --------
      Net increase (decrease) in cash
        and cash equivalents                         (2,099)     1,161
                                                   --------   --------
Cash and cash equivalents,
  beginning of period                                14,805      4,053

Cash and cash equivalents, end of period           $ 12,706   $  5,214
                                                   ========   ========

Supplemental disclosure of cash flow information:
   Interest paid                                   $ 23,038    $13,181

Supplemental disclosure of noncash investing
  and financing activities:
   Assumption of debt related to
     property acquisitions                          $16,964    $24,090
   Conversion of units for common shares            $   774    $   870
   Issuance of units related to property
     acquisitions                                   $   338    $     -
   Issuance of advances in exchange for
     common shares and units                        $ 1,952    $   720

[FN]
See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.        Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk or as interest rate protection that hedges the interest rate risk of the Company's variable rate debt by locking the effective rate on portions of outstanding line of credit ("Credit Line").

During the fourth quarter of 1997, the Company amended the Operating Partnership agreement, retroactive to January 1, 1997, which eliminated the allocation of certain additional net income from the Company to the Operating Partnership. As a result of this amendment, minority interest in the operating partnership for the prior year has been restated.

2.   Borrowing Transactions

On March 6, 1998 the Company, through one of its subsidiaries, issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the Bonds). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the mortgaged properties. The net proceeds from the sale of the Bonds were applied to the bridge notes payable and utilized to fund costs of the issuance.

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

3.   Capital Transactions

During  March, the Company issued 50,000 shares of  common  stock and 100,000 umbrella parntership units to certain executive officers
of the Company at the then current market  price.   The   Company
received approximately $3,583,000  cash  and  advanced   the   employees
approximately $632,000 secured by the common stock of the Company. The advances bear interest at 5.59% per annum, have annual principal payments of approximately $126,000 and have been recorded in shareholders' equity in the accompanying consolidated balance sheet.

Additionally, the Company issued 60,000 shares of common stock to certain other officers of the Company at the then current  market
price.   The  Company received approximately  $817,500  cash  and
advanced the employees approximately $817,500.  The advances bear interest of 7.5% and 8.25% per annum and are secured by the stock
of   the  Company.   The   advances   have  annual principal payments of
approximately   $49,050 and have been classified as shareholders'
equity in the accompanying consolidated balance sheet.

In addition, the Company has agreed to pay a bonus to the executive officers for as long as they remain employed by the Company in an amount equal to the debt service on the advances from the Company. The advances will become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company. The Company has agreed to pay a bonus to the other officers amounting to a total of $49,050 annually for five years; these advances will become due and payable if the employees terminate their employment with the Company.

During May, the Company issued an additional 100,000 shares of common stock to certain executive officers of the Company at the then current market price. The Company received approximately $2,316,250 cash and advanced the employees approximately $408,750 secured by the common stock of the Company. The advances bear interest at 5.69% per annum, and have been recorded in shareholder's equity in the accompanying consolidated balance sheet.

In  a public offering completed June 25, 1998, the company issued
2.0 million shares of its Series C Cumulative Preferred Stock ("Series C Preferred Stock") at $25 per share for net proceeds of approximately $48.3 million. The issue bears a dividend payable quarterly at the annual rate of 9.375%, and is redeemable after June 30, 2003 at a liquidation preference of $25 per share. The securities have no stated maturity date and will not be subject to any sinking fund or other mandatory redemption by the Company. The Series C Preferred Stock is not convertible into the Company's common stock or any other security of the Company, and will be listed in the New York Stock Exchange under the symbol "MAA PrC". The Company used the net proceeds to pay down its Credit Line and to provide funds to acquire and develop additional apartment units.

4.   Real Estate Transactions

Property Acquisitions

On February 5, 1998, the Company acquired the 240-unit Walden Run apartment community located in McDonough, Georgia for $13.4 million in cash funded by borrowings under the Company's Credit Line.

On February 26, 1998 the Company acquired the 152-unit Abbington
Place (formerly named Van Mark) apartment community located in Huntsville, Alabama for $5.1 million in cash funded by borrowings under the Company's Credit Line.

On May 6, 1998, the Company acquired the 200-unit Eagle Ridge apartment community located in Birmingham, Alabama for $8.4 million less $6.4 million of assumed debt. The remaining $2.0 million was paid in UPREIT units and cash funded by the Company's Credit Line.

On May 29, 1998, the Company acquired the 220-unit Georgetown Grove apartment community located in Savannah, Georgia. The property was purchased for $12.8 million consisting of the assumption of existing debt of $10.5 million and cash of $2.3 million funded by the Company's Credit Line.

Property Disposition

On June 9, 1998, the Company sold the 212-unit Redford Park apartment community located in Conroe, Texas for a total sales price of $5.8 million. For financial reporting purposes, the transaction involved a gain on disposition of approximately $422,000 and a loss on early extinguishment of debt of approximately $540,000, included in the accompanying financial statements as an extraordinary item, net of minority interest.


5.   Earnings Per Share

The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements for periods ending after December 31, 1997. All prior period earnings per share data has been restated to conform with the provisions of this statement.

At June 30, 18,784,769 common shares and 3,007,716 operating partnership units were outstanding, a total of 21,792,485.
Additionally, MAAC has outstanding options for 833,337 and 516,325 shares of common stock at June 30, 1998 and 1997.


6.   Reclassification

Certain prior year amounts have been reclassified to conform with 1998 presentation. The reclassifications had no effect on shareholders' equity or net income available for common shareholders.


7.   Recent Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued effective for years beginning after June 15, 1999. This new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard in 2000.

8.   Subsequent Events

On July 21, 1998, the Company purchased the 1,001-unit L&B Apartment Portfolio for approximately $38.3 million, which included Courtyards at Campbell and Deer Run in Dallas, Texas, Highwood in Plano, Texas, and Northwood Place in Arlington, Texas. The transaction was all cash which was funded through the Company's Credit Line.

PART I.  Financial Information
ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 1998 and 1997. This discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at June 30, 1998 was 31,791 in 120 apartment communities, compared to 21,482 in 80 communities at June 30, 1997. Through the November 25, 1997 merger with Flournoy Development Company ("FDC"), the Company acquired 30 communities containing 8,641 apartment units including 950 apartment units under development. The FDC Merger was accounted for using the purchase method of accounting. Accordingly, the operating results for these 30 communities are included in the Company's financial statements for periods subsequent to November 25, 1997.

Average monthly rental per apartment unit increased to $575 at June 30, 1998 from $540 at June 30, 1997. Overall occupancy at June 30, 1998 and 1997 was 94.9% and 94.1%, respectively. For the properties acquired through the FDC merger, average monthly rental per apartment unit was $617 and average occupancy was 94.5% at June 30, 1998.

FUNDS FROM OPERATIONS

Funds   from   operations  ("FFO")  represents  net   income
(computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and
certain   non-cash   items,   primarily   depreciation   and
amortization, less preferred stock dividends. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating
performance  or  as  an  alternative  to  cash  flows   from
operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that
such   calculation   reflects  cash  flow   from   operating
activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and
accounts  payable.   The Company's calculation  of  FFO  may
differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $148,000 and $43,000 for the three months ended June 30, 1998 and 1997, respectively, and $172,000 and $85,000 for the six months ended June 30, 1998 and 1997, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of funds from operations computations, as expenses in the calculation of net income.

For the three months ended June 30, 1998, FFO increased by approximately $5,127,000 or 48%, when compared to the three months ended June 30, 1997. The increase was primarily attributable to an approximate $19,446,000 increase in revenues, which was partially offset by additional expenses mainly associated with the increase in the number of apartment units owned by the Company. On a per share basis, FFO increased approximately 8% from $.68 per share for the three months ended June 30, 1997 to $.73 per share for the same period in 1998.

For the six months ended June 30, 1998, FFO increased by approximately $11,737,000 or 58%, when compared to the six months ended June 30, 1997. The increase was primarily attributable to an approximate $40,589,000 increase in revenues, which was partially offset by additional expenses mainly associated with the increase in the number of apartment units owned by the Company. On a per share basis, FFO increased approximately 9% from $1.36 per share for the six months ended June 30, 1997 to $1.48 per share for the same period in 1998.

Funds from operations (FFO) for the three and six months ending June 30, 1998 and 1997 are calculated as follows: (dollars in thousands):


                                    Three months ending   Six months ending
                                          June 30,             June 30,
                                    -------------------  -------------------
                                        1998       1997      1998       1997
                                    --------   --------  --------   --------
Net income available for
   common shareholders              $  3,818   $  3,622  $  8,230   $  6,612
Depreciation and amortization
   of real estate assets              11,094      6,455    21,912     12,350
Minority interest                        746        651     1,167      1,178
Gain on disposition of properties       (422)         -      (422)         -
Extraordinary items                      619          -       990          -
                                     -------    -------   -------    -------
Funds from Operations               $ 15,855   $ 10,728  $ 31,877   $ 20,140
                                     =======    =======   =======    =======

Funds from Operations
    per common share                $   0.73   $   0.68  $   1.48   $   1.36
                                    ========   ========  ========   ========


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THE  THREE
MONTHS ENDED JUNE 30, 1997

Total revenues for 1998 increased by approximately $19,446,000 due primarily to (i) approximately $2,670,000 from the 12 communities acquired in 1997, (ii) approximately $13,230,000 from the 30 completed communities acquired through the FDC Merger, (iii) approximately $1,044,000 from the 4 communities acquired in 1998, (iv) approximately $1,296,000 from the communities owned at December 31, 1996, (v) approximately $952,000 from the development units completed in 1998 and (vi) approximately $265,000 from management and development income, net.

Property   operating   expenses  for   1998   increased   by
approximately $6,879,000, due primarily to (i) approximately $926,000 from the 12 communities acquired in 1997, (ii) approximately $4,663,000 from the 30 completed communities
acquired   through  the  FDC  merger,  (iii)   approximately
$371,000 from the 4 communities acquired in 1998, (iv) approximately $501,000 from the communities owned at December 31, 1996, and (v) approximately $398,000 from the development units completed in 1998. As a percentage of revenues, operating expenses decreased to 36.9% for the three months ended June 30, 1998 from 37.8% for the same period last year. This decrease reflects slight relative reductions in taxes and insurance, utility, and landscaping expenses.

General and administrative expense increased by approximately $777,000 for the three months ended June 30, 1998, but decreased as a percentage of revenues to 4.6% from 4.9% for the same period last year. The increase in cost is primarily attributable to additional overhead, professional fees and training costs associated with the growth of the business due to the FDC merger and other property acquisitions.

Depreciation   and   amortization   expense   increased   by
approximately $4,744,000 primarily due to (i) approximately $627,000 from the 12 communities acquired in 1997, (ii) approximately $3,077,000 from the 30 completed communities
acquired   through  the  FDC  Merger,  (iii)   approximately
$230,000 from the 4 communities acquired in 1998, (iv) approximately $573,000 from additional capital expenditures
on   communities  owned at December 31, 1996,  and  (v)
approximately  $179,000  from  development  units  completed
during the 1998.   Amortization of costs in excess of
fair value of net assets acquired for the three months ended June 30, 1998 was approximately $365,000.

Interest expense increased approximately $5,089,000 during the three months ended June 30, 1998 due primarily to property acquisitions and new financing transactions related to the FDC merger. The Company reduced its average borrowing cost to 7.2% at June 30, 1998 as compared to 7.9% at June 30, 1997. The average maturity on the Company's debt was
12.2 and 9.0 years at June 30, 1998 and 1997, respectively.

The gain on disposition of assets for the three months ended June 30, 1998, was related to the sale of Redford Park Apartments, which was offset by a loss on early extinguishment of the related debt. For the three months ended June 30, 1998 the Company recorded a total extraordinary loss of approximately $619,000 on the early extinguishment of debt, net of minority interest, related primarily to repayment of the mortgage for Redford Park Apartments and the refunding of bonds secured by Sterling Ridge Apartments.

As a result of the foregoing, income before minority interest in operating partnership income for the three months ended June 30, 1998 increased approximately $1,998,000 or 37% over the same period a year earlier.

COMPARISON  OF  SIX MONTHS ENDED JUNE 30, 1998  TO  THE  SIX
MONTHS ENDED JUNE 30, 1997

Total   revenues   for  1998  increased   by   approximately
$40,589,000, due primarily to (i) approximately $7,825,000 from the 12 communities acquired in 1997, (ii) approximately $27,183,000 from the 30 completed communities acquired through the FDC Merger, (iii) approximately $1,407,000 from the 4 communities acquired in 1998, (iv) approximately $2,027,000 from the communities owned at December 31, 1996,
(v) approximately $1,409,000 from the development units completed in 1998 and (vi) approximately $647,000 from management and development income, net.

Property operating expenses for 1998 increased by approximately $14,328,000, due primarily to (i) approximately $2,791,000 from the 12 communities acquired in 1997, (ii) approximately $9,468,000 from the 30 completed communities acquired through the FDC merger, (iii) approximately $511,000 from the 4 communities acquired in 1998, (iv) approximately $825,000 from the communities owned at December 31, 1996, and (v) approximately $679,000 from the development units completed in 1998. As a percentage of revenues, operating expenses decreased slightly to 36.6% for the six months ended June 30, 1998 from 37.5% for the same period last year. This decrease reflects slight relative reductions in repair and maintenance, utility, and landscaping expenses.

General and administrative expense increased by approximately $1,977,000 for the six months ended June 30, 1998, but remained relatively constant at 4.8% of revenues. The increase in cost is primarily attributable to additional overhead, professional fees and training costs associated with the growth of the business due to the FDC merger and other property acquisitions.

Depreciation   and   amortization   expense   increased   by
approximately $9,649,000 primarily due to (i) approximately $1,749,000 from the 12 communities acquired in 1997, (ii) approximately $6,203,000 from the 30 completed communities
acquired   through  the  FDC  Merger,  (iii)   approximately
$313,000  from  the  4 communities acquired  in  1998,  (iv)
approximately    $1,020,000    from    additional    capital
expenditures on  communities owned at December 31, 1996,
and   (v)  approximately  $352,000  from  development  units
completed during the 1998. Amortization of costs in excess of fair value of net assets acquired for the six months ended June 30, 1998 was approximately $731,000.

Interest expense increased approximately $9,567,000 during the six months ended June 30, 1998 due primarily to property acquisitions and new financing transactions related to the FDC merger. The Company reduced its average borrowing cost to 7.2% at June 30, 1998 as compared to 7.9% at June 30, 1997. The average maturity on the Company's debt was 12.2 and 9.0 years at June 30, 1998 and 1997, respectively.

The gain on disposition of assets for the six months ended June 30, 1998, was related to the sale of Redford Park Apartments, which was offset by a loss on early extinguishment of the related debt. For the six months ended June 30, 1998 the Company recorded a total extraordinary loss of approximately $990,000 on the early extinguishment of debt, net of minority interest, related primarily to repayment of the mortgage for Redford Park Apartments and certain other debt.

As a result of the foregoing, income before minority interest in operating partnership income for the six months ended June 30, 1998 increased approximately $4,761,000 or 47% over the same period a year earlier.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from approximately $23,467,000 for the six months ended June 30, 1997 to approximately $ 37,887,000 for the six months ended June 30, 1998. The increase in net cash flow was primarily related to growth in net income and depreciation and amortization due to the FDC merger and other property acquisitions.

Net cash used in investing activities decreased from approximately $79,228,000 for the six months ended June 30, 1997 to approximately $63,033,000 for the six months ended June 30, 1998. The decrease was primarily due to the acquisition of 1,830 apartment units in 1997 for approximately $63,846,000, net of debt acquired, as compared to the acquisition of 812 apartment units in 1998 for approximately $22,786,000, net of debt acquired. Capital improvements to existing properties totaled approximately $10,290,000 for the six months ended June 30, 1998, compared to approximately $8,809,000 for the same period in 1997. Of the $10,290,000 capital improvements approximately $3,303,000 was for recurring capital expenditures, including carpet and appliances, approximately $2,717,000 was for revenue enhancing projects, approximately $3,836,000 was for acquisition capital with the remaining balance for corporate and other miscellaneous expenditures. Recurring capital expenditures for the six months ended June 30, 1998 averaged
15   cents  per  share,  compared  to  25 cents  per  share
for the same period in 1997 and compared  to  1997's
full  year  of 47 cents per share. Construction in  progress
for   new   apartment  units  increased  from  approximately
$6,573,000 for the six months ended June 30, 1997 to approximately $35,392,000 for the comparable period in 1998. The Company currently has under construction or in initial lease-up 10 new communities and additions to 6 existing communities that will contain an aggregate of 3,819 units, of which 1,024 units have been completed and are in lease-up. The Company's communities in various stages of development and lease-up are summarized as follows ($'s in 000's):


                                                                        Estimated
                                      Total   Units   Est.    Current   Cost to
Location                             Units    Compl.  Cost    Yr Costs  Complete
-------------------  --------------- ------   ------ -------  --------  --------
Paddock Club III     Jacksonville,FL    120     120  $ 6,244       0           0
Lincoln on Green II  Memphis,TN         234     234   13,890    1,131          0
Paddock Club         Mandarin,          288     288   16,431    2,359         16
Enclave Whisperwood  Columbus,GA        154     154    9,057    2,654        741

Completing,leasing:
Paddock Club II      Huntsville,AL      192     144   10,806    4,513        803
Terraces at
  Fieldstone         Conyers,GA         316      84   17,509    7,565      6,984

Under Construction:
Paddock Club         Gainesville,FL     264           17,756    4,576     11,046
Reserve at
  Dexter Lake        Memphis, TN        252           16,846    5,947      9,110
Terraces at
  Towne Lake II      Cherokee,GA        238           14,289    1,468     11,480
Paddock Club         Brandon,FL         132            8,227      429      6,985
Paddock Club         Montgomery,AL      208           13,680      412     12,350
Paddock Club         Panama City,FL     254           15,526    2,053     13,260

Pre-development:
St. Augustine II     Jacksonville,FL    124            7,226      238      6,804
Paddock Club         Murfreesboro,TN    240           15,253      219     15,034
Terraces at
  Bellevue           Nashville,TN       433           30,781      107     30,674
Terraces at
  Haymaker           Lexington,KY       370           30,607      348     30,259
Other land and
  development                                                    1,373
                                      -----  ------ --------   -------  --------
                                      3,819   1,024 $244,128   $35,392  $155,546
                                      -----  ------ --------   -------  --------


Net  cash  provided by financing activities  decreased  from approximately $56,922,000 during the six months  ended  June
30,  1997  to approximately $23,047,000 for the  six  months
ended  June  30,  1998.   On March 6, 1998  the  Partnership
issued  $142,000,000 aggregate principal  amount  of  6.376%
Bonds due 2003 (the Bonds).  The net proceeds from the  sale of  the  Bonds were applied to the bridge notes payable  and
utilized to fund costs of the issuance.   Additionally,  the
Company refinanced approximately $29,100,000 of various rate notes  payable with a new $36,200,000 seven year  amortizing note  payable  at  7.0%, and acquired a new short-term  note payable  for $25,000,000 at 6.4% which was used to pay  down the Credit Line.  The Company also refunded $4,760,000 of
bonds secured by Sterling Ridge Apartments.  The new thirty
year bonds have a variable interest rate (currently 5.5%)
compared to the previous fixed rate of 8.75%.  Due to these
transactions, the sources and
uses  of  cash related to notes payable and the Credit  Line during  the  period  virtually offset.  Issuance  of  equity offerings  and dividend distributions were the  majority  of the decrease as compared to the 1997.  During the six months ended June 30, 1998, the Company received total proceeds  of
approximately    $56,943,000   from   equity   transactions,
comprised  of  an issuance of its Series C Preferred  shares
(approximately  $48,330,000) and issuance of  common  shares and  units (approximately $8,613,000), a decrease  from  the proceeds  of  approximately  $66,576,000  from  issuance  of common shares and units during the six months ended June 30,
1997.   Additionally, total distributions for  dividends  on
common  and  preferred  shares  increased  to  approximately
$24,534,000  for the six months ended June  30,  1998,  from approximately $15,352,000.

At  June 30, 1998, the Company had approximately $20,930,000 outstanding on the Credit Line and approximately $78,004,000
(including the Credit Line) of floating rate debt at an average interest rate of 6.1%; all other debt was fixed rate term debt at an average interest rate of 7.3%. The weighted average interest rate and weighted average maturity at June
30, 1998 for the approximately $648,927,000 of notes payable were 7.2% and 12.2 years, respectively. In March 1998, the Company increased its credit limit under the Credit Line from $110,000,000 to $200,000,000. The Company expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to approximately $143,389,000 as of the date of this report.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal
Revenue Code.

Actual  and planned capital expenditures for development  of
communities,    acquisition   of   assets   and    community
improvements for 1998 are summarized below:

                                          Actual    Current
                                         To Date    Forecast
                                     -----------  ------------
Community development                $35,392,000  $100,000,000
Property acquisitions                 40,008,000   130,000,000
Recurring capital at stabilized
  properties                           3,303,000     8,377,000
Revenue enhancing projects at          2,717,000     9,763,000
  stabilized properties
Capital improvements to pre-
  stabilized properties (includes
  $2,357,000 for former FDC
  properties)                          3,836,000     5,232,000
Corporate additions and improvements     434,000       500,000
                                     -----------  ------------
                                     $85,690,000  $253,872,000
                                     ===========  ============

The   Company  expects  to  meet  its  long  term  liquidity
requirements,  such as scheduled mortgage  debt  maturities, property developments and acquisitions, expansions and  non-
recurring capital expenditures, through long and medium-term collateralized  and uncollateralized fixed rate  borrowings, issuance  of  debt  or additional equity securities  in  the
Company and the Credit Line.


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

YEAR 2000

The Company has conducted a review of its computer operating systems  and  has  identified  those  areas  that  could  be affected by the "Year 2000" issue and has developed  a  plan
to   resolve  this  issue.  The  Company  believes  that  by
modifying  certain existing hardware and  software  and,  in other cases, converting to new application systems, the Year
2000 problem can be resolved without significant operational
difficulties.    The    Company   has    initiated    formal
communications  with  all  of its significant  suppliers  to determine  the  extent  to  which  the  Company's  interface systems  are vulnerable to those third parties'  failure  to
remediate  their  own  Year  2000  issues.   Management  has
assessed  the Year 2000 compliance expense and believe  that the  related  potential  effect on the  Company's  business, financial  condition  and results of  operations  should  be
immaterial.   The Company is expensing all costs  associated
with the Year 2000 issue as the costs are incurred.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations contains certain forward-
looking statements within the meaning of Section 27A of  the
Securities Act of 1933, as amended, and Section 21E  of  the
Securities  Exchange  Act of 1934,  as  amended,  which  are intended  to be covered by the safe harbors created thereby.
These  statements  include  the  plans  and  objectives   of
management  for  future  operations,  including  plans   and
objectives    relating   to   capital    expenditures    and
rehabilitation costs on the apartment communities.  Although the  Company  believes that the assumptions  underlying  the
forward-looking  statements  are  reasonable,  any  of   the
assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of  the  significant uncertainties inherent in the  forward-
looking  statements included herein, the inclusion  of  such information  should not be regarded as a  representation  by the  Company  or  any other person that the  objectives  and plans of the Company will be achieved.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on June 4, 1998.

         John J. Byrne, III, Robert F. Fogelman, John F. Flournoy and John S. Grinalds were elected directors at the meeting by approximately 99% of the shares represented at the meeting.

         KPMG Peat Marwick LLP was ratified the Company's independent auditors for 1998 by approximately 99% of the shares represented at the meeting.

Item 5.  Other Information

         None.

Item 6.   Exhibits or Reports on Form 8-K
         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

                                                              Date of  Date
 Form   Events Reported               Financial Statements    Report   Filed
------  ------------------            --------------------    -------  -------
8-K(A)  Filing of audited statements  Historical Summary of   2-26-98  5-26-98
        related to purchase of        Gross Income and Direct
        Van Mark Apartments.          Operating Expenses.

8-K     Purchase consummation of      To be filed.            5-8-98   5-26-98
        Eagle Ridge Apartments.

8-K     Purchase consummation of            To be filed.      5-29-98  6-12-98
        Georgetown Grove Apartments.

8-K Pro Forma financial information Unaudited ProForma        6-12-98  6-12-98
        for Flournoy Development    Condensed Combined
        Company merger, recent      Statement of Operations
        acquisitions, and debt      For the Year Ended
        equity transactions.        December 31, 1997.


8-K     Information regarding           Not applicable.       3-6-98   6-16-98
        documents filed for
        Mid-America Capital Partners,
        L.P., a wholly owned special
        Purpose entity.

8-K    Sale of Redford Park Apartments. Not applicable.       6-9-98   6-24-98

8-K    Information regarding issuance   Not applicable.       6-26-98  6-29-98
       of Series C Preferred shares.

       Information regarding anticipated Not applicable.      6-26-98  6-29-98
       Acquisition of four Texas
       apartment communities.

       Resignation of John J. Byrne, III Not applicable.   6-26-98  6-29-98
       as independent director.

8-K    Underwriters agreement relating  Not applicable.       6-25-98  7-1-98
       to issuance of Series C Preferred
       shares.

8-K    Appointment of Michael Starnes   Not applicable.       7-20-98  7-28-98
       as independent director.

8-K(A) Filing of audited statements     Historical Summary of  5-8-98  7-30-98
       related to purchase of           Gross Income and Direct
       Eagle Ridge Apartments.          Operating Expenses.

8-K(A) Filing of audited statements     Historical Summary of 5-29-9   8-12-98
       related to purchase of           Gross Income and Direct
       Georgetown Grove Apartments.     Operating Expenses.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MID-AMERICA APARTMENT COMMUNITIES,
INC.
Date:   August  14, 1998
                                 Simon R.C. Wadsworth
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
Accounting Officer)


