Form 10-Q
period 1998-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1998-11-16
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
         Class                                            at October 31, 1998
----------------------------                        ----------------------------
Common Stock, $.01 par value                                 18,839,998

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                    Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997

                    Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                         PART I. Financial Information
                                    ITEM 1.

                    Mid-America Apartment Communities, Inc.
                          Consolidated Balance Sheets
              September 30, 1998 (Unaudited) and December 31, 1997

                             (Dollars in thousands)
                                                             1998        1997
Assets:                                                   ---------   ---------

Real estate assets:
      Land                                                $ 121,320   $ 109,800
      Buildings and improvements                          1,142,973   1,027,853
      Furniture, fixtures and equipment                      24,876      21,886
--------------------------------------------------------------------------------
                                                          1,289,169   1,159,539
      Less accumulated depreciation                        (107,647)    (76,129)
--------------------------------------------------------------------------------
                                                          1,181,522   1,083,410
      Construction in progress                               71,794      33,717
       Land held for future development                       3,209       8,849
       Commercial properties, net                             9,044       8,728
--------------------------------------------------------------------------------
          Real estate assets, net                         1,265,569   1,134,704

Cash and cash equivalents                                    11,532      14,805
Restricted cash                                              10,735      13,397
Deferred financing costs, net                                 8,830       5,700
Other assets                                                 25,238      25,264
--------------------------------------------------------------------------------
        Total assets                                     $1,321,904  $1,193,870
--------------------------------------------------------------------------------

Liabilities and Shareholders' equity:

Liabilities:
      Notes payable                                        $722,948    $632,213
      Accounts payable                                        7,304      10,098
      Accrued expenses and other liabilities                 27,069      22,885
      Security deposits                                       4,882       4,509
--------------------------------------------------------------------------------
        Total liabilities                                   762,203     669,705

Minority interest                                            61,613      62,865

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares
        authorized, $25 per share liquidation preference:
        2,000,000 shares at 9.5% Series A Cumulative             20          20
        1,938,830 shares at 8.875% Series B Cumulative           19          19
        2,000,000 shares at 9.375% Series C Cumulative           20           -
      Common stock, $.01 par value (authorized
        50,000,000 shares; issued and outstanding
        18,815,854 and 18,476,046 shares at September 30,
        1998 and December 31, 1997, respectively)               188         185
      Additional paid-in capital                            555,647     500,492
      Other                                                  (2,318)     (1,045)
      Accumulated deficit                                   (55,488)    (38,371)
--------------------------------------------------------------------------------
        Total shareholders' equity                          498,088     461,300
--------------------------------------------------------------------------------
        Total liabilities and shareholders' equity       $1,321,904  $1,193,870
================================================================================

          See accompanying notes to consolidated financial statements.

                    Mid-America Apartment Communities, Inc.
                     Consolidated Statements of Operations
            Three and nine months ended September 30, 1998 and 1997

                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                      Three months ended    Nine months ended
                                         September 30,         September 30,
                                     -------------------  ---------------------
                                        1998      1997       1998        1997
                                     --------  --------   ---------   ---------
Revenues:
      Rental                         $ 54,363  $ 33,759   $ 155,406   $ 95,388
      Other                               909       636       2,367      1,566
      Management and development
        income, net                       814         -       1,461          -
-------------------------------------------------------------------------------
      Total revenues                   56,086    34,395     159,234     96,954
-------------------------------------------------------------------------------

Expenses:
      Personnel                         6,255     3,703      17,800     10,279
      Building repairs and
        maintenance                     2,866     1,949       7,294      4,746
      Real estate taxes and
        insurance                       5,504     3,662      16,270     10,199
      Utilities                         2,610     1,658       7,038      4,536
      Landscaping                       1,304       892       3,733      2,688
      Other operating                   2,480     1,628       6,648      4,480
      Depreciation and amortization    11,657     6,785      33,741     19,220
      General and administrative        3,423     1,691       8,416      4,707
      Interest                         11,630     7,174      34,294     20,271
      Amortization of deferred
        financing costs                   593       168       1,732        578
-------------------------------------------------------------------------------
      Total expenses                   48,322    29,310     136,966     81,704

-------------------------------------------------------------------------------
Income before gain on disposition of
    properties, minority interest in
    operating partnership income and
    extraordinary item                  7,764     5,085      22,268     15,250
-------------------------------------------------------------------------------
Gain on disposition of properties           -         -         422          -
-------------------------------------------------------------------------------
Income before minority interest in
    operating partnership income and
    extraordinary item                  7,764     5,085      22,690     15,250
-------------------------------------------------------------------------------
Minority interest in operating
    partnership income                    610       620       1,777      1,798
-------------------------------------------------------------------------------
Net income before extraordinary item    7,154     4,465      20,913     13,452
-------------------------------------------------------------------------------
Extraordinary item  - loss on debt
     extinguishment                         -         -        (990)          -
-------------------------------------------------------------------------------
Net income                              7,154     4,465      19,923     13,452
Dividends on preferred shares           3,435     1,187       7,974      3,562
-------------------------------------------------------------------------------

Net income available for common
     shareholders                     $ 3,719   $ 3,278    $ 11,949    $ 9,890
===============================================================================

                                  (Continued)

                    Mid-America Apartment Communities, Inc.
               Consolidated Statements of Operations (Continued)
            Three and nine months ended September 30, 1998 and 1997

                  (Dollars in thousands except per share data)
                                  (Unaudited)



                                     Three months ended      Nine months ended
                                         September 30,          September 30,
                                     ------------------    -------------------
                                        1998      1997       1998       1997
                                     --------   -------    -------    --------
Net income available per common share:
------------------------------------------------------------------------------
  Basic (in thousands):
        Average common shares
          outstanding                  18,802    13,389     18,684     12,728
------------------------------------------------------------------------------
  Basic earnings per share:
        Net income available per
          common share before
          extraordinary item           $ 0.20    $ 0.24     $ 0.69     $ 0.78
        Extraordinary item                  -         -      (0.05)         -
------------------------------------------------------------------------------
        Net income available per
          common share                 $ 0.20    $ 0.24     $ 0.64     $ 0.78
------------------------------------------------------------------------------
  Diluted (in thousands):
        Average common shares
          outstanding                  18,802    13,389     18,684     12,728
        Effect of dilutive stock
          options                          40        64         50         63
------------------------------------------------------------------------------
        Average dilutive common
          shares outstanding           18,842    13,453     18,734     12,791
------------------------------------------------------------------------------
  Diluted earnings per share:
        Net income available per
          common share before
          extraordinary item           $ 0.20    $ 0.24     $ 0.69     $ 0.77

        Extraordinary item                  -         -      (0.05)         -
------------------------------------------------------------------------------
        Net income available
          per common share             $ 0.20    $ 0.24     $ 0.64     $ 0.77
==============================================================================

          See accompanying notes to consolidated financial statements.

                    Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Cash Flow
                 Nine months ended September 30, 1998 and 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                              1998       1997
Cash flows from operating activities:                      --------   --------
     Net income                                            $ 19,923   $ 13,452
     Adjustments to reconcile net income to
       net cash provided by operating activities:
             Depreciation and amortization                   35,473     19,875
             Unearned stock compensation                        356        105
             Minority interest in operating
               partnership income                             1,777      1,798
             Extraordinary item                                 990          -
             Gain on disposition of properties                 (422)         -
             Changes in assets and liabilities:
                 Restricted cash                              2,662       (649)
                 Other assets                                (1,079)    (1,597)
                 Accounts payable                            (2,794)       643
                 Accrued expenses and other liabilities       4,184      2,951
                 Security deposits                              373        419
-------------------------------------------------------------------------------
             Net cash provided by operating activities       61,443     36,997
Cash flows from investing activities:
             Purchases of real estate assets                (61,294)   (72,737)
             Proceeds from disposition of real
               estate assets                                  5,438          -
             Improvements to properties                     (19,333)   (14,207)
             Construction of units in progress
               and future development                       (70,587)    (9,644)
-------------------------------------------------------------------------------
             Net cash used in investing activities         (145,776)   (96,588)
Cash flows from financing activities:
             Net change in credit line                       58,394     41,064
             Proceeds from notes payable                    218,759          -
             Principal payments on notes payable           (204,349)   (18,441)
             Deferred financing costs                        (5,068)      (237)
             Proceeds from issuances of common
               shares and units                               8,588     66,627
             Proceeds from issuance of preferred shares      47,974          -
             Redemption of unitholder interests                (150)        (8)
             Distributions to unitholders                    (4,775)    (3,994)
             Dividends paid on common shares                (30,339)   (20,129)
             Dividends paid on preferred shares              (7,974)    (3,562)
-------------------------------------------------------------------------------
             Net cash provided by financing activities       81,060     61,320
-------------------------------------------------------------------------------
             Net increase (decrease) in cash and
               cash equivalents                              (3,273)     1,729
-------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period               14,805      4,053
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $ 11,532    $ 5,782
===============================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                           $ 34,453   $ 20,519
Supplemental disclosure of noncash investing
  and financing activities:
   Assumption of debt related to  property
     acquisitions                                          $ 16,965   $ 44,196
   Conversion of units to common shares                     $ 1,119      $ 870
   Issuance of units related to property
     acquisitions                                             $ 338      $ 880
   Issuance of advances in exchange for
     common shares and units                                $ 1,952      $ 720

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.                Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk or as interest rate protection that hedges the interest rate risk of the Companys variable rate debt by locking the effective rate on portions of the outstanding line of credit (Credit Line).

During the fourth quarter of 1997, the Company amended the Operating Partnership agreement, retroactive to January 1, 1997, which eliminated the allocation of certain additional net income from the Company to the Operating Partnership. As a result of this amendment, minority interest in the Operating Partnership for the prior year has been restated.

2.       Borrowing Transactions

On March 6, 1998 the Company, through one of its subsidiaries, issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the mortgaged properties. The net proceeds from the sale of the Bonds were applied to the bridge notes payable and utilized to fund costs of the issuance.


In anticipation of the March 6, 1998 Bond issuance discussed above, the Company entered into four separate interest rate contracts in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average interest rate of 6.62%. On March 6, 1998 the Company realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts is being amortized into interest expense over the life of the related debt issuance.

3.       Capital Transactions

During March 1998, the Company issued 50,000 shares of common stock and 100,000 umbrella partnership units ("UPREIT" units) to certain executive officers of the Company at the then current market price of $28.0625 per share and $28.125 per share, respectively. The Company received approximately $3,583,000 cash and advanced the employees approximately $632,000 secured by the common stock and UPREIT units of the Company. The advances bear interest at 5.59% per annum, have annual principal payments of approximately $126,000 and have been classified as a reduction to shareholders' equity in the accompanying consolidated balance sheet.

Additionally in May 1998, the Company issued 60,000 shares of common stock to certain other officers of the Company at the then current market price of $27.25 per share. The Company received approximately $817,500 cash and advanced the employees approximately $817,500. The advances bear interest at 7.5% and 8.25% per annum and are secured by the stock of the Company. The advances have annual principal payments of approximately $49,050 and have been classified as a reduction to shareholders' equity in the accompanying consolidated balance sheet.

In addition, the Company has agreed to pay a bonus to the executive officers for as long as they remain employed by the Company in an amount equal to the debt service on the advances from the Company. The advances will become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company. The Company has agreed to pay a bonus to the other officers amounting to a total of $49,050 annually for five years. The advances will become due and payable if the employees terminate their employment with the Company.

During May 1998, the Company issued an additional 100,000 shares of common stock to certain other executive officers of the Company at the then current market price of $27.25. The Company received approximately $2,316,250 cash and advanced the employees approximately $408,750 secured by the common stock of the Company. The advances bear interest at 5.69% per annum, and have been classified as a reduction to shareholder's equity in the accompanying consolidated balance sheet.

In a public offering completed June 30, 1998, the company issued 2.0 million shares of its Series C Cumulative Preferred Stock ("Series C Preferred Stock") at $25 per share for net proceeds of approximately $48.0 million. The issue bears a dividend payable quarterly at the annual rate of 9.375%, and is redeemable after June 30, 2003 at a liquidation preference of $25 per share. The securities have no stated maturity date and will not be subject to any sinking fund or other mandatory redemption by the Company. The Series C Preferred Stock is not convertible into the Company's common stock or any other security of the Company, and is listed in the New York Stock Exchange under the symbol "MAA PrC". The Company used the net proceeds to pay down its Credit Line and to provide funds to acquire and develop additional apartment units.

4.       Real Estate Transactions

Property Acquisitions

On February 5, 1998, the Company acquired the 240-unit Walden Run apartment community located in McDonough, Georgia for $13.4 million in cash funded by borrowings under the Company's Credit Line.

On February 26, 1998 the Company acquired the 152-unit Abbington Place (formerly named Van Mark) apartment community located in Huntsville, Alabama for $5.1 million in cash funded borrowings under the Company's Credit Line.

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

On July 21, 1998, the Company acquired the 1,001-unit L&B Apartment Portfolio for approximately $38.3 million, which included Courtyards at Campbell and Deer Run in Dallas, Texas, Highwood in Plano, Texas, and Northwood Place in Arlington, Texas. The transaction was all cash, which was funded through the Company's Credit Line.

Property Disposition

On June 9, 1998, the Company sold the 212-unit Redford Park apartment community located in Conroe, Texas for a total sales price of $5.8 million. For financial reporting purposes, the transaction involved a gain on disposition of approximately $422,000 and a loss on early extinguishment of debt of approximately $455,000, included in the accompanying financial statements as an extraordinary item, net of minority interest.


5.       Earnings Per Share

The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements for periods ending after December 31, 1997. All prior period earnings per share data has been restated to conform with the provisions of this statement.

At September 30 1998, 18,815,854 common shares and 2,990,257 operating partnership units were outstanding, a total of 21,806,111 shares and units. Additionally, MAAC has outstanding options for 833,337 and 519,400 shares of common stock at September 30, 1998 and 1997.

6.        Reclassification

Certain prior year amounts have been reclassified to conform with 1998 presentation. The reclassifications had no effect on net income available for common shareholders.

7.       Recent Accounting Pronouncements

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with this statement in 1998.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued effective for years beginning after June 15, 1999. This new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard in 2000.

8.       Subsequent Events

On October 19, 1998, the Company purchased the 204-unit Village of Carrollwood Apartments in Tampa, Florida for approximately $8 million. The transaction included a loan assumption of approximately $5.8 million, with a portion of the equity paid in the form of UPREIT units.

                        PART I. Financial Information
                                    ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 1998 and 1997. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at September 30, 1998 was 33,009 in 125 apartment communities, compared to 22,085 in 82 communities at September 30, 1997. Through the November 25, 1997 merger with Flournoy Development Company ("FDC"), the Company acquired 30 communities containing 8,641 apartment units including 950 apartment units under development. The FDC Merger was accounted for using the purchase method of accounting. Accordingly, the operating results for these 30 communities are included in the Company's financial statements for periods subsequent to November 25, 1997.

Average monthly rental per apartment unit increased to $587 at September 30, 1998 from $547 at September 30, 1997. Overall occupancy at September 30, 1998 and 1997 was 94.3% and 95.8%, respectively. For the properties acquired through the FDC merger, average monthly rental per apartment unit was $623 and average occupancy was 93.8% at September 30, 1998.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash items, primarily depreciation and amortization, less preferred stock dividends. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $221,000 and $130,000 at September 30, 1998 and 1997, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of funds from operations computations, as expenses in the calculation of net income.

For the three months ended September 30, 1998, FFO increased by approximately $5,300,000 or 50%, when compared to the three months ended September 30, 1997. The increase was primarily attributable to an approximate $21,691,000 increase in revenues, which was partially offset by additional expenses mainly associated with the increase in the number of apartment units owned by the Company.

For the nine months ended September 30, 1998, FFO increased by approximately $17,037,000 or 55%, when compared to the nine months ended September 30, 1997. The increase was primarily attributable to an approximate $62,280,000 increase in revenues, which was partially offset by additional expenses mainly associated with the increase in the number of apartment units owned by the Company.

Funds from operations (FFO) for the three and nine months ending September 30, 1998 and 1997 are calculated as follows (dollars in thousands):

                                    Three months ending      Nine months ending
                                        September 30,           September 30,
                                  ----------------------  ---------------------
                                  ---------- ----------- ---------- ----------
                                     1998       1997        1998         1997
                                  ---------- ----------- ---------- ----------
Net income available for common
  shareholders                      $ 3,719     $ 3,278   $ 11,949    $ 9,890
Depreciation and amortization of
  real estate assets                 11,608       6,739     33,520     19,089
Minority interest                       610         620      1,777      1,798
Gain on disposition of properties         -           -       (422)         -
Extraordinary items                       -           -        990          -
                                  ---------- ----------- ---------- ----------

Funds from Operations              $ 15,937    $ 10,637   $ 47,814   $ 30,777
                                  ========== =========== ========== ==========

Weighted average shares and units:
  Basic                              21,803      15,904     21,673     15,199
  Diluted                            21,842      15,969     21,723     15,262


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for 1998 increased by approximately  $21,691,000 due primarily to
(i) approximately $1,646,000 from the 12 communities acquired in 1997, (ii) approximately $13,125,000 from the 30 completed communities acquired through the FDC Merger, (iii) approximately $2,835,000 from the 8 communities acquired in 1998, (iv) approximately $1,584,000 from the communities owned at December 31, 1996, (v) approximately $1,687,000 from the development units completed in 1998 and (vi) approximately $814,000 from management and development income, net.

Property operating expenses for 1998 increased by approximately $7,527,000, due primarily to (i) approximately $574,000 from the 12 communities acquired in 1997, (ii) approximately $4,673,000 from the 30 completed communities acquired through the FDC merger, (iii) approximately $1,028,000 from the 8 communities acquired in 1998, (iv) approximately $677,000 from the communities owned at December 31, 1996, and (v) approximately $577,000 from the development units completed in 1998. As a percentage of revenues, operating expenses decreased to 37.5% for the three months ended September 30, 1998 from 39.2% for the same period last year.

General and administrative expense increased by approximately $1,732,000 for the three months ended September 30, 1998. The increase in cost is primarily due to the extension of standard company benefits ranging from 401k and ESOP to incentive bonuses and comprehensive insurance benefits for twice as many employee associates as we had formerly, before the Flournoy merger. The Company has also added some new functions and expanded others to improve the management and quality of our business. These additions are a one-time step up to increase productivity for continued growth.

Depreciation and amortization expense increased by approximately $5,297,000 primarily due to (i) approximately $408,000 from the 12 communities acquired in 1997, (ii) approximately $2,831,000 from the 30 completed communities acquired through the FDC Merger, (iii) approximately $451,000 from the 8 communities acquired in 1998, (iv) approximately $1,331,000 from additional capital expenditures on communities owned at December 31, 1996, and (v) approximately $276,000 from development units completed during the 1998. Amortization of costs in excess of fair value of net assets acquired for the three months ended September 30, 1998 was approximately $365,000.

Interest expense increased approximately $4,456,000 during the three months ended September 30, 1998 due primarily to property acquisitions and new financing transactions related to the FDC merger.

As a result of the foregoing, income before minority interest in operating partnership income and extraordinary item for the three months ended September 30, 1998 increased approximately $2,679,000 or 53% over the same period a year earlier.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for 1998 increased by approximately $62,280,000, due primarily to
(i) approximately $9,514,000 from the 12 communities acquired in 1997, (ii) approximately $39,911,000 from the 30 completed communities acquired through the FDC Merger, (iii) approximately $4,241,000 from the 8 communities acquired in 1998, (iv) approximately $3,616,000 from the communities owned at December 31, 1996, (v) approximately $3,537,000 from the development units completed in 1998 and (vi) approximately $1,461,000 from management and development income, net.

Property operating expenses for 1998 increased by approximately $21,855,000, due primarily to (i) approximately $3,386,000 from the 12 communities acquired in 1997, (ii) approximately $14,141,000 from the 30 completed communities acquired through the FDC merger, (iii) approximately $1,538,000 from the 8 communities acquired in 1998, (iv) approximately $1,378,000 from the communities owned at December 31, 1996, and (v) approximately $1,412,000 from the development units completed in 1998. As a percentage of revenues, operating expenses decreased to 36.9% for the nine months ended September 30, 1998 from 38.1% for the same period last year.

General and administrative expense increased by approximately $3,709,000 for the nine months ended September 30, 1998. The increase in cost is primarily due to the extension of standard company benefits ranging from 401k and ESOP to incentive bonuses and comprehensive insurance benefits for twice as many employee associates as we had formerly, before the Flournoy merger. The Company has also added some new functions and expanded others to improve the management and quality of our business. These additions are a one-time step up to increase productivity for continued growth.

Depreciation and amortization expense increased by approximately $15,675,000 primarily due to (i) approximately $2,205,000 from the 12 communities acquired in 1997, (ii) approximately $9,050,000 from the 30 completed communities acquired through the FDC Merger, (iii) approximately $766,000 from the 8 communities acquired in 1998, (iv) approximately $2,925,000 from additional capital expenditures on communities owned at December 31, 1996, and (v) approximately $729,000 from development units completed during the 1998. Amortization of costs in excess of fair value of net assets acquired for the nine months ended September 30, 1998 was approximately $1,096,000.

Interest expense increased approximately $14,023,000 during the nine months ended September 30, 1998 due primarily to property acquisitions and new financing transactions related to the FDC merger.

The gain on disposition of assets for the nine months ended September 30, 1998, is related to the sale of Redford Park Apartments, which was offset by a loss on early extinguishment of the related debt. For the nine months ended September 30, 1998 the Company recorded a total extraordinary loss of approximately $990,000 on the early extinguishment of debt, net of minority interest, related primarily to repayment of the mortgage for Redford Park Apartments and certain other debt.

As a result of the foregoing, income before minority interest in operating partnership income and extraordinary item for the nine months ended September 30, 1998 increased approximately $7,440,000 or 49% over the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from approximately $36,906,000 for the nine months ended September 30, 1997 to approximately $61,087,000 for the nine months ended September 30, 1998. The increase in net cash flow was primarily related to growth in net income and depreciation and amortization due to the FDC merger and other property acquisitions.

Net cash used in investing activities increased from approximately $96,588,000 for the nine months ended September 30, 1997 to approximately $145,776,000 for the nine months ended September 30, 1998. The increase was primarily related to an additional $60,943,000 in spending on development and construction of apartment units, as compared to the same period last year, due to the increased capacity and activity gained with the FDC merger. The Company currently has under construction or in initial lease-up 9 new communities and additions to 7 existing communities that will contain an aggregate of 3,819 units, of which 1,240 units have been completed and are in lease-up.

As of September 30, 1998, the Company's communities in various stages of development and lease-up are summarized as follows ($'s in 000's):


                                             Total    Units   Budgeted  Costs to
Property                  Location           Units    Compl   Cost      Date
----------------------    ----------------   -----    -----   -------   -------
Completed developments:
Paddock Club III          Jacksonville, FL    120      120     $6,347    $6,347
Lincoln on Green II       Memphis, TN         234      234     13,890    13,890
Paddock Club              Mandarin, FL        288      288     16,450    16,450
Enclave Whisperwood       Columbus, GA        154      154      8,681     8,431
Paddock Club II           Huntsville, AL      192      192     10,875    10,825

Completing, leasing:
Terraces at Fieldstone    Conyers, GA         316      188     17,492    15,744
Paddock Club              Gainesville, FL     264       64     17,766    12,121

Under Construction:
Reserve at Dexter Lake    Memphis, TN         252        -     16,867    10,644
Terraces at T. Lake II    Cherokee, GA        238        -     14,252     6,684
Paddock Club II           Brandon, FL         132        -      8,227     2,957
Paddock Club              Montgomery, AL      208        -     13,670     4,108
Paddock Club              Panama City, FL     254        -     15,509     5,624
Paddock Club              Murfreesboro, TN    240        -     15,253     1,532

Pre-development:
St. Augustine at the
 Lake II                  Jacksonville, FL    124        -      7,226       391
Grand View                Nashville, TN       433        -     33,328     3,137
Grand Reserve             Lexington, KY       370        -     29,957     2,415
--------------------------------------------------------------------------------
                                            3,819    1,240   $245,790  $121,300
================================================================================

Capital improvements to existing properties totaled approximately $19,359,000 for the nine months ended September 30, 1998, compared to approximately $14,207,000 for the same period last year. The increase was mainly due to the additional units acquired through the FDC merger and other acquisitions. Recurring capital expenditures for the nine months ended September 30, 1998 averaged 24 cents per share, compared to 39 cents per share for the same period in 1997 and compared to 1997's full year of 47 cents per share.

Actual capital expenditures for development of communities, acquisition of assets and community improvements for 1998 are summarized below:

                                                                       Actual
(in 000's)                                                            To Date
                                                                    ----------
New apartment development                                             $70,586
Property acquisitions                                                  78,597
Recurring capital at stabilized properties                              5,124
Revenue enhancing projects at stabilized properties                     4,907
   Capital improvements to pre-stabilized properties
      (includes $3,940,000 for former FDC properties)
                                                                        8,075
Corporate additions and improvements                                    1,253
                                                                    ----------
                                                                     $168,542
                                                                    ==========

Net cash provided by financing activities increased from approximately $61,411,000 during the nine months ended September 30, 1997 to approximately $81,416,000 for the nine months ended September 30, 1998. On March 6, 1998 the Partnership issued $142,000,000 aggregate principal amount of 6.376% Bonds due 2003 (the Bonds). The net proceeds from the sale of the Bonds were applied to the bridge notes payable and utilized to fund costs of the offering. Additionally, the Company refinanced approximately $29,100,000 of various rate notes payable with a new $36,200,000 seven year amortizing note payable at 7.0%, and acquired a new short-term note payable for $25,000,000 at 6.4% which was used to pay down the Credit Line. The Company also refunded $4,760,000 of bonds secured by Sterling Ridge Apartments. The new thirty year bonds have a variable interest rate (currently 5.25%) compared to the previous fixed rate of 8.75%. The Company received approximately $17,330,000 of additional funding from the Credit Line during the nine months ended September 30, 1998 as compared to the same period last year, which was primarily used to fund the additional development and construction.

During the nine months ended September 30, 1998, the Company received total net proceeds of approximately $56,918,000 from equity transactions, comprised of an issuance of its Series C Preferred shares on June 30, 1998 (approximately $47,974,000) and issuance of common shares and units (approximately $8,944,000), a decrease from the proceeds of approximately $66,718,000 from issuance of common shares and units during the nine months ended September 30, 1997. Additionally, total distributions for dividends on common shares, units and preferred shares increased to approximately $43,088,000 for the nine months ended September 30, 1998, from approximately $27,685,000, primarily related to
i) the additional common shares and units outstanding related to the FDC merger,
ii) an increase in dividends declared on common shares from $.535 per share to $.55 per share beginning in the third quarter of 1997, and iii) the additional Series B and Series C Cumulative Preferred shares outstanding during the nine months ended September 30, 1998.

At September 30, 1998, the Company had approximately $103,619,000 outstanding on the Credit Line and approximately $160,741,000 (including the Credit Line) of floating rate debt at an average interest rate of 6.3%; all other debt was fixed rate term debt at an average interest rate of 7.3%. The weighted average interest rate and weighted average maturity at September 30, 1998 for the approximately $722,948,000 of notes payable were 7.1% and 10.8 years, respectively, as compared to 7.8% and 8.0 years at September 30, 1997. In March 1998, the Company increased its credit limit under the Credit Line from $110,000,000 to $200,000,000. The Company expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to approximately $176,372,000 as of September 30, 1998.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, and the Credit Line.

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

                    None.

Item 3.           Defaults Upon Senior Securities

                    None.

Item 4.           Submission of Matters to a Vote of Security Holders

                    None.

Item 5.           Other Information

                    None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as part of this form:

                     (27.1) Financial Data Schedule for the period ended 9/30/98

                     (27.2) Financial Data Schedule for the period ended 9/30/97

                  (b)  Reports on Form 8-K
                                                          Date of
Form  Events Reported               Financial Statements   Report     Date Filed
----- ---------------------------   --------------------  --------    ----------
8-K   Purchase consummation
      of  Village at Carrollwood    Not applicable.       10-19-98     11-02-98
      Apartments.


8-K(A)Filing of audited statements  Historical Summary     7-20-98      9-29-98
      related to purchase of        of Gross Revenues
      Deer Run, Courtyards at       and Direct Operating
      Campbell, Highwood,           Expenses.
      and Northwood Place
      Apartments.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MID-AMERICA APARTMENT COMMUNITIES, INC.



Date:   November  14, 1998              /s/ Simon R.C. Wadsworth
      -----------------------           --------------------------------
                                            Simon R.C. Wadsworth
                                            Executive Vice President and
                                            Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)