Form 10-K405
period 1998-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1999-04-01
CIK 912595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-12762

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                    NAME OF EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
-------------------------------------             ------------------------
  Common Stock, par value $.01 per share          New York Stock Exchange

Series A Cumulative Preferred Stock,
       par value $.01 per share                   New York Stock Exchange

Series B Cumulative Preferred Stock,
       par value $.01 per share                   New York Stock Exchange

   Series C Cumulative Redeemable
Preferred Stock, par value $.01 per share         New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($22.625 per share), as reported on the New York Stock Exchange, on March 1, 1999) was approximately $380,000,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

     The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999, was 18,916,423 shares, of which approximately 2,143,525 were held by affiliates.

================================================================================

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                               TABLE OF CONTENTS

ITEM                                             PAGE
---------                                        ----

                        PART I

 1.      Business.............................

 2.      Properties...........................

 3.      Legal Proceedings....................

 4.      Submission of Matters to Vote of
           Security Holders...................


                        PART II

 5.      Market for Registrant's Common Equity
           and Related Stockholder Matters....

 6.      Selected Financial Data..............

 7.      Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................

 7.A.    Quantitative and Qualitative
           Disclosures About Market Risk......

 8.      Financial Statements and
           Supplementary Data.................

 9.      Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............

                       PART III

10.      Directors and Executive Officers of
           the Registrant.....................

11.      Executive Compensation...............

12.      Security Ownership of Certain
           Beneficial Owners and Management...

13.      Certain Relationships and Related
           Transactions.......................

                        PART IV

14.      Exhibits, Financial Statement
           Schedule and Reports on Form 8-K...

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership ("UPREIT") real estate investment trust, ("REIT") which, as of December 31, 1998, owns and operates 129 apartment communities containing 33,831 apartment units in 13 states, primarily in the Southeast, Midwest and Texas (the "Communities"). The Company currently has 3,489 apartment units in various stages of construction, development and pre-development in 10 new communities and 3 additions to existing communities

     Founded in 1977 by George E. Cates, the Company's Chairman of the Board of Directors and Chief Executive Officer, the Company's predecessor grew from an operator of a single 252-unit apartment community in Memphis, Tennessee into a fully-integrated owner and operator of 5,580 apartment units in 22 apartment communities in four southeastern states immediately prior to the Company's initial public offering in February 1994 (the "Initial Offering"). Since the Initial Offering, the Company's portfolio has increased by 107 apartment communities containing 28,251 apartment units, including 12 apartment communities containing 3,212 apartment units acquired in the Company's merger with America First REIT, Inc. ("AFR") in June 1995 (the "AFR Merger") for an aggregate value of approximately $111 million (as measured by Common Stock issued and AFR debt assumed) and 30 apartment communities containing 7,691 apartments acquired in the company's merger with Flournoy Development Company and related partnerships ("FDC") on November 25, 1997 (the "FDC Merger") for an aggregate value of $423 million. The FDC Merger resulted in the establishment of Flournoy Service Corporation ("FSC"), whose name was later changed to Flournoy Development Corporation, to own and operate the third-party construction, brokerage and management activities formerly conducted by FDC. The operations of FSC include the management of 42 properties with 5,131 apartment units owned by third party investors, and the development and construction of properties for the Company and for third parties. The Company believes that this structure is permitted under the terms of the Internal Revenue Code and is the most economically beneficial structure for these activities from a shareholder's perspective.

     The Company's business is conducted principally through the Mid-America Apartments, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, holding, as of December 31, 1998, 193,271 Common Units or a 1% general partnership interest in the Operating Partnership. The Company's wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 1998, held 16,122,085 Common Units, or 83.4% of all outstanding Common Units.

     In connection with the formation of the Operating Partnership and the Initial Offering, the Operating Partnership issued 2,460,413 Common Units to the former owners of Communities contributed to the Operating Partnership. The Common Units held by such former owners are redeemable by the holders, at their option, for shares of Common Stock on a one-for-one basis or, at the Company's option, for cash. The Company has an effective shelf registration statement relating to the resale of the Common Stock issuable in exchange for the Common Units by the holders thereof. As of December 31, 1998, such former owners held 2,301,963 Common Units. In subsequent transactions and acquisitions of properties, including in the FDC Merger, an additional 709,817 Common Units have been issued, resulting in a total of 3,011,780 Common Units being owned by outside investors.

     Certain Communities are owned by limited partnerships of which the Operating Partnership and the Company or a wholly owned qualified REIT subsidiary are the only partners. The Company, directly or through 9 wholly owned qualified REIT subsidiaries, owns 103 Communities. The Company also has established Mid-America Capital Partners, L.P., a single-purpose limited partnership formed in 1997 to own 26 apartment communities containing 5,949 apartment units, of which the Operating Partnership owns a 99% limited partnership interest and the Company, through a subsidiary, owns a 1% general partnership interest.

OPERATING PHILOSOPHY

     DIVERSIFIED MARKET FOCUS. The Company focuses on owning, operating, developing, constructing and acquiring apartment communities mainly throughout the southeast, mid west and Texas. The Company seeks to develop and acquire apartment communities in its existing markets and selected new markets where it believes there is less competition for acquisitions or new construction.

     INTENSIVE MANAGEMENT FOCUS. The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs, with property managers and regional management being given the responsibility for monitoring market trends and the discretion to react to such trends.

     DEDICATION TO CUSTOMER SERVICE. Management's experience is that maintaining a consistently high level of customer satisfaction leads to greater demand for the Company's apartment units, higher occupancy and rental rates, and increased long-term profitability. The Company, as part of its intense management focus, has established regional training facilities to develop and improve the skills of on-site personnel. Management believes that this commitment to training and excellence in associates ultimately translates to higher customer satisfaction. Also, management undertakes resident surveys and focus groups, in order to measure customer satisfaction.

     DECENTRALIZED OPERATIONAL STRUCTURE. The Company's operational structure is organized on a decentralized basis. The Company's property managers have overall operating responsibility for their specific Communities. Property managers report to area managers or regional managers who, in turn, are accountable to the Company's President and Chief Operating Officer. Management believes that its decentralized operating structure capitalizes on specific market knowledge, increases personal accountability relative to a centralized structure and is beneficial in the acquisition, redevelopment and development process.

GROWTH STRATEGIES

     The Company seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

     OPERATING GROWTH STRATEGY. Management's goal is to maximize its return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Company seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Communities and manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

      o empowering the Company's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

      o implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain Communities;

      o ensuring that, through monthly inspections of all Communities by senior management and prompt attention to maintenance and recurring capital needs as well as defined preventive maintenance programs conducted quarterly at each property, the Communities are properly maintained;

      o improving the "curb appeal" of the Communities through extensive landscaping and exterior improvements and repositioning Communities from time to time to maintain market leadership positions;

      o investing heavily in training programs for its property level personnel;

      o compensating employees through performance-based compensation and stock ownership programs; and

      o maintaining a hands-on management style and "flat" organizational structure that emphasizes senior management's continued close contact with the market and employees.

     DEVELOPMENT AND ACQUISITION GROWTH STRATEGY. The Company's growth strategy also includes developing and acquiring additional apartment units that meet the Company's disciplined capital investment and return criteria, and when apartments no longer meet the Company's long-term strategic objectives or investment criteria, to dispose of those Communities. Since the Initial Offering, the Company has grown by 28,251 apartment units, an increase of approximately 500% over the number of apartment units immediately prior to the Initial Offering.

     DEVELOPMENT STRATEGY. The Company's present emphasis is development instead of acquisitions because of the higher long term investment returns generated by development. Through the November 1997 FDC Merger, the Company acquired a fully integrated developer and builder of multifamily apartments with over 31 years of experience. Utilizing internal development capabilities adds properties to the portfolio at a lower overall cost because the Company captures the profit normally paid to an external contractor. As a result of the increased yield on these internally developed properties, the Company has significantly expanded its commitment to new development. The Company has established higher investment return criteria for new development than for acquisitions and generally expects that its development program will produce higher quality assets and generate substantially higher stabilized returns on investment than most acquisition opportunities.

     In 1998 the Company completed the development of the following 950 apartment units which are currently in various stages of lease-up:

      o  288 unit Paddock Club in Mandarin, Florida

      o  154 unit Enclave at Whisperwood in Columbus, Georgia

      o  192 unit Phase II expansion of the Paddock Club at Huntsville, Alabama

      o  316 unit Terraces at Fieldstone in Conyers, Georgia

     Including the recently announced development projects discussed in "Recent Developments" below, the Company currently has a total of 3,489 apartment units in various stages of development, construction, and pre-development, of which 1,570 are scheduled to be completed in 1999 with the remainder in 2000 and 2001. The Company is continuously seeking opportunities for development in markets which meet its disciplined investment strategy and return criteria. The Company has several additional projects, totaling approximately 1,850 planned apartment units, in various stages of feasibility study, and it anticipates that several of these additional apartment communities will be approved for development later in 1999, which will require additional funding in 1999, 2000 and 2001. The Company anticipates a total capital investment in this development pipeline of approximately $125 million in 1999 and approximately $120 million in 2000. These projects are expected to be funded by the Company's line of credit ("Credit Line"), selective property dispositions and possible joint venture transactions.

     ACQUISITION STRATEGY. An additional strategy of the Company is to acquire apartment communities that meet its investment criteria and long-term strategic objectives. Through the Company's UPREIT structure, the Company has the ability to acquire apartment communities through the issuance of Operating Partnership Units in tax-deferred exchanges with owners of such properties. Typically, the Company seeks to acquire well-constructed communities with acquisition prices below estimated replacement cost and with the potential to achieve rental rate and occupancy increases, as well as operating expense reductions through the application of the Company's intense management focus. Currently the Company believes development of additional apartments is more attractive and produces higher investment returns than the acquisition of properties. Most apartment communities that the Company has identified as available for acquisition do not meet the Company's investment objectives, and the present status of capital markets have raised the threshold for yields. The Company does not anticipate any significant investment in acquisition properties in 1999.

     The following apartment communities (the "Completed Acquisitions") containing an aggregate of 2,129 apartment units were acquired during 1998 (dollars in millions):

                                                                  NUMBER        DATE OF       CONTRACT
              PROPERTY                        LOCATION           OF UNITS     ACQUISITION     PRICE(1)     CONSIDERATION(2)
-------------------------------------  -----------------------   ---------    ------------    ---------    ----------------
Walden Run...........................  McDonough, GA                 240            2/5/98      $13.4            Cash
Abbington Place......................  Huntsville, AL                152           2/26/98        5.1            Cash
Eagle Ridge..........................  Birmingham, AL                200            5/6/98        8.4       Cash and Units
Georgetown Grove.....................  Savannah, GA                  220           5/29/98       12.8            Cash
Courtyards at Campbell...............  Dallas, TX                    231           7/21/98        9.8            Cash
Deer Run.............................  Dallas, TX                    304           7/21/98       12.5            Cash
Highwood.............................  Plano, TX                     196           7/21/98        8.6            Cash
Northwood............................  Arlington, TX                 270           7/21/98        7.4            Cash
Links at Carrollwood.................  Tampa, FL                     204          10/19/98        8.0           Units
Island Retreat.......................  St. Simons, GA                112          11/25/98        5.1           Units
                                                                 ---------                    ---------
                                                                   2,129                        $91.1
                                                                 =========                    =========

------------

(1) Excluding additional customary closing costs, including expenses and commissions.

(2) "Units" refers to Common units in the Company's Operating Partnership.

COMPETITION

     All of the Company's Communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The Company's properties compete with numerous other multifamily properties, the owners of which may have greater resources than the Company and whose management may have more experience than the Company's management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.

RECENT DEVELOPMENTS

  JOINT VENTURE AGREEMENT

     In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC, a subsidiary of an investment management firm located in New York City, to own and operate apartment communities. The Company simultaneously sold 6 apartment communities to the newly formed Joint Venture for approximately $65 million cash. The Company will retain a 33 percent ownership interest in the Joint Venture and will continue to manage the properties for a fee. The Company invested approximately $4.0 million in the Joint Venture and loaned the Joint Venture $3.0 million at an interest rate of 10% for the life of the entity. The net proceeds from the transaction will be used to pay down the Company's Credit Line. The agreement provides that income and cash flows generated by the Joint Venture be allocated based on the respective ownership interest. The Company will account for its investment in the Joint Venture using the equity method of accounting. The Company plans to sell an additional 4 apartment communities to the Joint Venture later in the year. The proceeds of any such transaction are expected to be used to pay down the Company's Credit Line.

  DEVELOPMENT

     Subsequent to December 31, 1998, the Company's Board of Directors approved the development of the following two new apartment communities totaling 674 units:

      o 320-unit Kenwood Club at the Park located in Katy, Texas at an estimated cost of $18,129,000 with an anticipated construction start in April 1999

      o 354-unit Sandstone Creek located in Overland Park, Kansas at an estimated cost of $27,514,000 which is expected to commence construction in late summer 1999

     These projects are expected to be funded through the Company's Credit Line and potential joint venture transactions.

  DISTRIBUTION INCREASE

     In January 1999, the Company raised its quarterly distribution to common shareholders from $.55 per share to $.575 per share, effective with its distribution paid on January 30, 1999.

ITEM 2.  PROPERTIES

     The Company seeks to acquire and develop apartment communities appealing to middle and upper income residents in mid-size cities in the southeastern United States and Texas. Approximately 72% of the Company's apartment units are located in Georgia, Florida, Tennessee, and Texas markets. The Company's strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively "reposition" many of the apartment communities it acquires to raise occupancy levels and per unit average rentals. The average age of the Communities at December 31, 1998 was 12.6 years.

     The following table sets forth certain operating data regarding the company for the periods indicated excluding development communities:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Apartment units at year end..........     33,831     30,579     19,280
Average monthly rental per
  apartment..........................       $582       $549       $529
Average occupancy for the year.......       94.5%      93.6%      95.4%

     The following table sets forth certain historical information on an historical basis for the 129 Communities owned at December 31, 1998:

         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Eagle Ridge..........................  Birmingham, AL            1986         1998            200         181,400           907
Abbington Place......................  Huntsville, AL            1987         1998            152         162,792         1,071
Paddock Club -- Huntsville...........  Huntsville, AL            1989         1997            200         211,576         1,058
Paddock Club -- Huntsville II........  Huntsville, AL            1998         1997            192         212,736         1,108
                                                                                         ----------   -------------   -------------
                                                                                              744         768,528         4,144
                                                                                         ----------   -------------   -------------
Calais Forest........................  Little Rock, AR           1987         1994            260         194,928           750
Napa Valley..........................  Little Rock, AR           1984         1996            240         183,216           763
Westside Creek I.....................  Little Rock, AR           1984         1997            142         148,030         1,042
Westside Creek II....................  Little Rock, AR           1986         1997            166         156,646           944
Whispering Oaks......................  Little Rock, AR           1978         1994            206         192,422           934
                                                                                         ----------   -------------   -------------
                                                                                            1,014         875,242           863
                                                                                         ----------   -------------   -------------
Tiffany Oaks.........................  Altamonte Springs, FL     1985         1996            288         234,224           813
Marsh Oaks...........................  Atlantic Beach, FL        1986         1995            120          93,280           777
Paddock Club -- Brandon..............  Brandon, FL               1997         1997            308         358,600         1,164
Anatole..............................  Daytona Beach, FL         1986         1995            208         149,136           717
Cooper's Hawk........................  Jacksonville, FL          1987         1995            208         218,400         1,050
Hunter's Ridge at Deerwood...........  Jacksonville, FL          1987         1997            336         294,888           878
Lakeside.............................  Jacksonville, FL          1985         1996            416         344,192           827
Paddock Club -- Jacksonville I.......  Jacksonville, FL          1989         1997            200         216,016         1,080
Paddock Club -- Jacksonville II......  Jacksonville, FL          1996         1997            120         132,280         1,102
Paddock Club -- Jacksonville III.....  Jacksonville, FL          1997         1997            120         130,544         1,088
Paddock Club -- Mandarin.............  Jacksonville, FL          1998         1998            288         330,336         1,147
St. Augustine........................  Jacksonville, FL          1987         1995            400         304,400           761
Woodbridge at the Lake...............  Jacksonville, FL          1985         1994            188         166,000           883
Woodhollow...........................  Jacksonville, FL          1986         1997            450         342,162           760
Paddock Club -- Lakeland I...........  Lakeland, FL              1988         1997            200         217,704         1,089
Paddock Club -- Lakeland II..........  Lakeland, FL              1990         1997            264         283,365         1,073
Savannahs at James Landing...........  Melbourne, FL             1990         1995            256         238,592           932
Paddock Park -- Ocala I..............  Ocala, FL                 1986         1997            200         202,282         1,011
Paddock Park -- Ocala II.............  Ocala, FL                 1988         1997            280         290,496         1,037
Paddock Club -- Tallahassee I........  Tallahassee, FL           1990         1997            192         208,000         1,083
Paddock Club -- Tallahassee II.......  Tallahassee, FL           1995         1997            112         124,720         1,114
Belmere..............................  Tampa, FL                 1984         1994            210         202,440           964
Links at Carrollwood.................  Tampa, FL                 1980         1998            204         190,536           934
Sailwinds at Lake Magdalene..........  Tampa, FL                 1975         1994            798         667,084           836
                                                                                         ----------   -------------   -------------
                                                                                            6,366       5,939,677           933
                                                                                         ----------   -------------   -------------
Hidden Oaks I........................  Albany, GA                1979         1997            128         132,096         1,032
Hidden Oaks II.......................  Albany, GA                1980         1997            112         114,624         1,023
Regency Club.........................  Albany, GA                1983         1997            100          80,200           802
High Ridge...........................  Athens, GA                1987         1997            160         186,608         1,166

                                                                                     ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                   DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY     --------------------------------------------
                                          UNIT AT          % AT        MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,    PRINCIPAL      INTEREST          MATURITY
PROPERTY                                   1998            1998         (000'S)         RATE              DATE
-------------------------------------  -------------   -------------   ---------     -----------     --------------
Eagle Ridge..........................      $ 583            97.50%      $ 6,402            8.250%          07/01/28
Abbington Place......................      $ 532            93.42%        --   (2)       --     (2)        --       2)
Paddock Club -- Huntsville...........      $ 601            89.00%        --   (2)       --     (2)        --       2)
Paddock Club -- Huntsville II........      $ 682            93.75%        --   (2)       --     (2)        --       2)
                                       -------------   -------------   ---------
                                           $ 603             93.4%      $ 6,402
                                       -------------   -------------   ---------
Calais Forest........................      $ 567            90.38%      $ 5,610            8.915%          12/01/99
Napa Valley..........................      $ 550            87.50%        --   (7)       --     (7)        --       7)
Westside Creek I.....................      $ 609            91.23%        --   (7)       --     (7)        --       7)
Westside Creek II....................      $ 609            91.23%      $ 4,918            8.760%          10/01/06
Whispering Oaks......................      $ 523            92.72%      $ 3,000            8.915%          12/01/99
                                       -------------   -------------   ---------
                                           $ 567             90.4%      $13,528
                                       -------------   -------------   ---------
Tiffany Oaks.........................      $ 589            97.92%        --   (7)       --     (7)        --       7)
Marsh Oaks...........................      $ 544           100.00%        --   (7)       --     (7)        --       7)
Paddock Club -- Brandon..............      $ 775            99.03%        --   (2)       --     (2)        --       2)
Anatole..............................      $ 565            97.60%      $ 7,000         5.625% &(2)      12/01/27 & 2)
Cooper's Hawk........................      $ 598            96.63%        --   (5)       --     (5)        --       5)
Hunter's Ridge at Deerwood...........      $ 598            94.64%        --   (10)      --     (10)       --        0)
Lakeside.............................      $ 580            94.47%        --   (7)       --     (7)        --       7)
Paddock Club -- Jacksonville I.......      $ 712            95.00%        --   (8)       --     (8)        --       8)
Paddock Club -- Jacksonville II......      $ 712            95.00%        --   (8)       --     (8)        --       8)
Paddock Club -- Jacksonville III.....      $ 755            95.00%        --   (8)       --     (8)        --       8)
Paddock Club -- Mandarin.............      $ 744            95.83%        --   (2)       --     (2)        --       2)
St. Augustine........................      $ 539            95.00%        --   (5)       --     (5)        --       5)
Woodbridge at the Lake...............      $ 604            96.81%      $ 3,600          --     (1)        --       1)
Woodhollow...........................      $ 583            93.56%      $ 9,973            7.500%          09/01/02
Paddock Club -- Lakeland I...........      $ 679            94.39%        --   (8)       --     (8)        --       8)
Paddock Club -- Lakeland II..........      $ 679            94.39%        --   (8)       --     (8)        --       8)
Savannahs at James Landing...........      $ 594            92.19%        --   (5)       --     (5)        --       5)
Paddock Park -- Ocala I..............      $ 656            95.41%      $ 6,805            6.500%          10/01/08
Paddock Park -- Ocala II.............      $ 656            95.41%        --   (2)       --     (2)        --       2)
Paddock Club -- Tallahassee I........      $ 671            95.40%        --   (2)       --     (2)        --       2)
Paddock Club -- Tallahassee II.......      $ 671            95.40%      $ 4,710            8.500%          04/01/36
Belmere..............................      $ 624            97.14%        --   (7)       --     (7)        --       7)
Links at Carrollwood.................      $ 649            81.37%      $ 5,793            8.750           02/01/03
Sailwinds at Lake Magdalene..........      $ 550            95.49%      $15,950            8.915%          12/01/99
                                       -------------   -------------   ---------
                                           $ 624             95.1%      $53,831
                                       -------------   -------------   ---------
Hidden Oaks I........................      $ 448            86.66%
Hidden Oaks II.......................      $ 448            86.66%      $ 2,429            8.000%          02/01/21
Regency Club.........................      $ 391            72.00%        --   (7)       --     (7)        --       7)
High Ridge...........................      $ 756            98.13%

         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Shenandoah Ridge.....................  Augusta, GA            1975/1984       1994            272         222,800           819
Bradford Pointe (Sterling Ridge).....  Augusta, GA               1986         1997            192         156,232           814
Westbury Creek.......................  Augusta, GA               1984         1997            120         106,998           892
Fountain Lake........................  Brunswick, GA             1983         1997            100         118,046         1,180
Island Retreat.......................  St. Simons Island, GA     1978         1998            112         129,584         1,157
Park Walk............................  College Park, GA          1985         1997            124         112,776           909
Enclave at Whisperwood...............  Columbus, GA              1998         1998            154         189,728         1,232
2000 Wynnton.........................  Columbus, GA              1983         1997             72          66,056           917
Riverwind............................  Columbus, GA              1983         1997             44          40,304           916
Whisperwood..........................  Columbus, GA            1980-86        1997            506         610,876         1,207
Whisperwood Spa & Club...............  Columbus, GA              1988         1997            348         380,044         1,092
Willow Creek.........................  Columbus, GA            1968-78        1997            285         246,668           866
Terraces at Fieldstone...............  Conyers, GA               1998         1998            316         351,076         1,111
Hollybrook...........................  Dalton, GA                1972         1994            158         188,640         1,194
Whispering Pines I...................  LaGrange, GA              1982         1997            120         123,904         1,033
Whispering Pines II..................  LaGrange, GA              1984         1997             96          98,572         1,027
Westbury Springs.....................  Lilburn, GA               1983         1997            150         137,744           918
Walden Run...........................  McDonough, GA             1997         1998            240         271,200         1,130
Austin Chase.........................  Macon, GA                 1996         1997            256         293,016         1,144
The Vistas...........................  Macon, GA                 1985         1997            144         153,792         1,068
Georgetown Grove.....................  Savannah, GA              1997         1998            220         239,800         1,090
Wildwood I...........................  Thomasville, GA           1980         1997            120         123,904         1,033
Wildwood II..........................  Thomasville, GA           1984         1997             96         101,152         1,054
Hidden Lake I........................  Union City, GA            1985         1997            160         171,192         1,070
Hidden Lake II.......................  Union City, GA            1987         1997            160         154,000           963
Three Oaks I.........................  Valdosta, GA              1983         1997            120         123,904         1,033
Three Oaks II........................  Valdosta, GA              1984         1997            120         129,200         1,077
Southland Station I..................  Warner Robins, GA         1987         1997            160         186,704         1,167
Southland Station II.................  Warner Robins, GA         1990         1997            144         168,704         1,172
Terraces at Towne Lake...............  Woodstock, GA             1997         1997            264         286,968         1,087
Terraces at Towne Lake II............  Woodstock, GA             1997         1997            112         286,968         1,087
                                                                                         ----------   -------------   -------------
                                                                                            5,985       5,015,724           838
                                                                                         ----------   -------------   -------------
Fairways at Hartland.................  Bowling Green, KY         1996         1997            240         251,180         1,047
Paddock Club Florence................  Florence, KY              1994         1997            200         207,036         1,035
Lakepointe...........................  Lexington, KY             1986         1994            118          90,614           768
Mansion, The.........................  Lexington, KY             1987         1994            184         138,720           754
Village, The.........................  Lexington, KY             1989         1994            252         182,716           725
Stonemill Village....................  Louisville, KY            1985         1994            384         324,008           844
                                                                                         ----------   -------------   -------------
                                                                                            1,378       1,194,274           867
                                                                                         ----------   -------------   -------------
Canyon Creek.........................  St. Louis, MO             1987         1994            320         312,592           977
                                                                                         ----------   -------------   -------------

                                                                                      ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                    DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY     ---------------------------------------------
                                          UNIT AT          % AT        MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,    PRINCIPAL     INTEREST            MATURITY
PROPERTY                                   1998            1998         (000'S)        RATE                DATE
-------------------------------------  -------------   -------------   ---------     ---------        --------------
Shenandoah Ridge.....................      $ 457            94.12%        --   (7)     --   (7)             --       7)
Bradford Pointe (Sterling Ridge).....      $ 537            93.75%      $ 4,760         5.10% & (2)       06/01/28 & 2)
Westbury Creek.......................      $ 558            94.17%      $ 3,167        7.594%               11/01/24
Fountain Lake........................      $ 765            87.00%      $ 2,969        7.750%               03/01/03
Island Retreat.......................      $ 699            85.71%      $ 3,453        7.215%               03/01/03
Park Walk............................      $ 641            97.58%      $ 3,392        6.370%               11/01/25
Enclave at Whisperwood...............      $ 744            96.75%        --   (2)     --   (2)             --       2)
2000 Wynnton.........................      $ 442            97.22%        --           --                   --
Riverwind............................      $ 455            97.73%        --           --                   --
Whisperwood..........................      $ 604            95.08%        --   (2)     --   (2)             --       2)
Whisperwood Spa & Club...............      $ 604            95.08%        --   (2)     --   (2)             --       2)
Willow Creek.........................      $ 485            91.23%        --   (7)     --   (7)             --       7)
Terraces at Fieldstone...............      $ 808            55.96%        --   (2)     --   (2)             --       2)
Hollybrook...........................      $ 595            95.57%      $ 2,520        8.915%               12/01/99
Whispering Pines I...................      $ 556            91.20%      $ 2,737        7.750%               01/01/23
Whispering Pines II..................      $ 556            91.20%      $ 2,523        6.150%               12/01/24
Westbury Springs.....................      $ 642            99.33%      $ 4,249        7.500%               07/01/23
Walden Run...........................      $ 712            97.92%        --   (2)     --   (2)             --       2)
Austin Chase.........................      $ 667            99.22%        --   (10)    --   (10)            --        0)
The Vistas...........................      $ 593            91.67%      $ 4,074        6.230%               03/01/28
Georgetown Grove.....................      $ 710            98.64%      $10,505        7.750%               07/01/37
Wildwood I...........................      $ 504            94.90%      $ 2,074        7.500%               12/01/20
Wildwood II..........................      $ 504            94.90%      $ 2,016        6.573%               07/01/24
Hidden Lake I........................      $ 649            94.06%      $ 4,521        6.340%               12/01/26
Hidden Lake II.......................      $ 649            94.06%        --   (7)     --   (7)             --       7)
Three Oaks I.........................      $ 532            95.00%      $ 2,849        7.500%               02/01/22
Three Oaks II........................      $ 532            95.00%      $ 2,933        6.259%               07/01/24
Southland Station I..................      $ 622            97.69%        --   (7)     --   (7)             --       7)
Southland Station II.................      $ 622            97.69%        --           --                   --
Terraces at Towne Lake...............      $ 796            95.45%      $15,191        8.250%               01/10/37
Terraces at Towne Lake II............      $ 810            22.32%
                                       -------------   -------------   ---------
                                           $ 618             90.9%      876,362
                                       -------------   -------------   ---------
Fairways at Hartland.................      $ 568            89.58%      $ 4,627       8.875%                05/01/00
Paddock Club Florence................      $ 740            93.50%      $ 9,673       7.250%                02/01/36
Lakepointe...........................      $ 539            93.22%        --   (7)     --   (7)             --       7)
Mansion, The.........................      $ 548            91.85%      $ 4,140        8.915%               12/01/99
Village, The.........................      $ 583            92.06%        --   (7)     --   (7)             --       7)
Stonemill Village....................      $ 565            89.32%        --   (4)     --   (4)             --       4)
                                       -------------   -------------   ---------
                                           $ 590             91.1%      $18,441
                                       -------------   -------------   ---------
Canyon Creek.........................      $ 546            94.69%        --   (4)     --   (4)             --       4)
                                       -------------   -------------   ---------

         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Riverhills...........................  Grenada, MS               1972         1985             96          81,942           854
Advantages, The......................  Jackson, MS               1984         1991            252         199,136           790
Crosswinds...........................  Jackson, MS            1988/1989       1996            360         443,200         1,231
Lakeshore Landing....................  Jackson, MS               1974         1994            196         171,156           873
Pear Orchard.........................  Jackson, MS               1985         1994            389         338,400           870
Pine Trails..........................  Jackson, MS               1978         1988            120          98,560           821
Reflection Pointe....................  Jackson, MS               1986         1988            296         254,856           861
Somerset Place.......................  Jackson, MS               1981         1995            144         126,848           881
Woodridge............................  Jackson, MS               1987         1988            192         175,034           912
                                                                                         ----------   -------------   -------------
                                                                                            2,045       1,889,132           924
                                                                                         ----------   -------------   -------------
Hermitage at Beechtree...............  Cary, NC                  1988         1997            194         169,776           875
Woodstream...........................  Greensboro, NC            1983         1994            304         312,186           714
Corners, The.........................  Winston-Salem, NC         1982         1993            240         173,496           723
                                                                                         ----------   -------------   -------------
                                                                                              738         560,458           759
                                                                                         ----------   -------------   -------------
Fairways at Royal Oak................  Cincinnati, OH            1988         1994            214         214,477         1,002
                                                                                         ----------   -------------   -------------
Colony at South Park.................  Aiken, SC               1989/91        1997            184         174,800           950
Woodwinds............................  Aiken, SC                 1988         1997            144         165,188         1,147
Tanglewood...........................  Anderson, SC              1980         1994            168         146,600           873
The Fairways.........................  Columbia, SC              1992         1994            240         213,720           891
Paddock Club -- Columbia I...........  Columbia, SC              1989         1997            200         218,872         1,094
Paddock Club -- Columbia II..........  Columbia, SC              1995         1997            136         144,720         1,064
Highland Ridge.......................  Greenville, SC            1984         1995            168         144,000           857
Howell Commons.......................  Greenville, SC          1986/88        1997            348         292,840           841
Paddock Club -- Greenville...........  Greenville, SC            1996         1997            208         212,104         1,020
Park Haywood.........................  Greenville, SC            1983         1993            208         156,776           754
Spring Creek.........................  Greenville, SC            1984         1995            208         182,000           875
Runaway Bay..........................  Mt. Pleasant, SC          1988         1995            208         177,840           855
Park Place...........................  Spartanburg, SC           1987         1997            184         195,312         1,061
                                                                                         ----------   -------------   -------------
                                                                                            2,604       2,424,772           931
                                                                                         ----------   -------------   -------------
Hamilton Pointe......................  Chattanooga, TN           1989         1992            362         256,716           711
Hidden Creek.........................  Chattanooga, TN           1987         1988            300         259,152           864
Steeplechase.........................  Chattanooga, TN           1986         1991            108          98,602           913
Windridge............................  Chattanooga, TN           1984         1997            174         238,704         1,372
Oaks, The............................  Jackson, TN               1978         1993            100          87,512           875
Post House Jackson...................  Jackson, TN               1987         1989            150         163,640         1,091
Post House North.....................  Jackson, TN               1987         1989            144         144,724         1,005
Williamsburg Village.................  Jackson, TN               1987         1994            148         121,412           820
Woods at Post House..................  Jackson, TN               1995         1995            122         118,922           975
Cedar Mill...........................  Memphis, TN            1973/1986    1982/1994          276         297,794         1,079

                                                                                       ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                     DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY     -----------------------------------------------

                                          UNIT AT          % AT        MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,    PRINCIPAL       INTEREST            MATURITY
PROPERTY                                   1998            1998         (000'S)          RATE                DATE
-------------------------------------  -------------   -------------   ---------       ---------        --------------
Riverhills...........................      $ 395            97.92%      $   819          7.000%               05/01/13
Advantages, The......................      $ 457            95.24%        --   (4)       --   (4)             --      (4)
Crosswinds...........................      $ 612            88.06%        --   (7)       --   (7)             --      (7)
Lakeshore Landing....................      $ 522            93.37%        --   (4)       --   (4)             --      (4)
Pear Orchard.........................      $ 568            90.49%        --   (7)       --   (7)             --      (7)
Pine Trails..........................      $ 531            87.50%      $ 1,315          7.000%               04/01/15
Reflection Pointe....................      $ 589            90.20%      $ 5,882           5.35% & (2)       12/01/27 &(2)
Somerset Place.......................      $ 504            93.06%        --   (7)       --   (7)             --      (7)
Woodridge............................      $ 523            96.35%      $ 4,735         6.5000%               10/01/27
                                       -------------   -------------   ---------
                                           $ 542             91.8%      $12,750
                                       -------------   -------------   ---------
Hermitage at Beechtree...............      $ 671            95.36%        --   (7)       --   (7)             --      (7)
Woodstream...........................      $ 439            98.68%        --   (2)       --   (2)             --      (2)
Corners, The.........................      $ 554            96.67%      $ 4,198          7.850%               06/15/03
                                       -------------   -------------   ---------
                                           $ 578             97.2%      $ 4,198
                                       -------------   -------------   ---------
Fairways at Royal Oak................      $ 601            90.19%        --   (7)       --   (7)             --      (7)
                                       -------------   -------------   ---------
Colony at South Park.................      $ 577            98.90%        --   (2)       --   (2)             --      (2)
Woodwinds............................      $ 599            97.22%      $ 3,500          8.840%               06/01/05
Tanglewood...........................      $ 531            94.05%      $ 2,496          7.600%               11/15/02
The Fairways.........................      $ 604            93.75%      $ 7,605          8.500%               03/01/33
Paddock Club -- Columbia I...........      $ 736            88.69%        --   (2)       --   (2)             --      (2)
Paddock Club -- Columbia II..........      $ 736            88.69%        --   (2)       --   (2)             --      (2)
Highland Ridge.......................      $ 479            93.45%        --   (3)       --   (3)             --      (3)
Howell Commons.......................      $ 505            92.82%        --   (7)       --   (7)             --      (7)
Paddock Club -- Greenville...........      $ 699            92.79%        --   (2)       --   (2)             --      (2)
Park Haywood.........................      $ 500            91.35%        --   (7)       --   (7)             --      (7)
Spring Creek.........................      $ 515            95.67%        --   (3)       --   (3)             --      (3)
Runaway Bay..........................      $ 681            96.15%        --   (3)       --   (3)             --      (3)
Park Place...........................      $ 594            92.93%        --   (7)       --   (7)             --      (7)
                                       -------------   -------------   ---------
                                           $ 591             93.5%      $13,601
                                       -------------   -------------   ---------
Hamilton Pointe......................      $ 462            94.20%        --   (4)       --   (4)             --      (4)
Hidden Creek.........................      $ 491            86.33%        --   (4)       --   (4)             --      (4)
Steeplechase.........................      $ 550            94.44%        --   (7)       --   (7)             --      (7)
Windridge............................      $ 675            97.70%      $ 5,477          6.314%               12/01/24
Oaks, The............................      $ 501            94.00%        --   (4)       --   (4)             --      (4)
Post House Jackson...................      $ 578            88.67%      $ 5,098          8.170%               10/01/27
Post House North.....................      $ 605            95.14%      $ 3,585          5.750%               09/01/25
Williamsburg Village.................      $ 539            93.92%        --   (7)       --   (7)             --      (7)
Woods at Post House..................      $ 633            96.72%      $ 5,285          7.250%               09/01/35
Cedar Mill...........................      $ 564            95.29%        --   (4) & (9)   -- (4) & (9)       --      (4) & (9)


         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Clearbrook Village...................  Memphis, TN               1974         1987            176         150,400           855
Crossings............................  Memphis, TN               1974         1991             80          89,968         1,125
EastView.............................  Memphis, TN               1974         1984            432         356,480           825
Glen Eagles..........................  Memphis, TN               1975         1990            184         189,560         1,030
Greenbrook...........................  Memphis, TN               1986         1988          1,031         934,490           906
Hickory Farm.........................  Memphis, TN               1985         1994            200         150,256           751
Kirby Station........................  Memphis, TN               1978         1994            371         310,173           836
Lincoln on the Green.................  Memphis, TN               1988         1994            384         293,664           765
Lincoln on the Green II..............  Memphis, TN               1997         1997            234         241,280         1,031
McKellar Woods.......................  Memphis, TN               1976         1988            624         589,776           945
Park Estate..........................  Memphis, TN               1974         1977             82          95,751         1,182
Reserve at Dexter Lake...............  Memphis, TN               1998         1998             96          99,936         1,041
River Trace I........................  Memphis, TN               1981         1977            244         205,780           843
River Trace II.......................  Memphis, TN               1985         1977            196         194,864           994
Savannah Creek.......................  Memphis, TN(6)            1989         1996            205         237,200         1,162
Sutton Place.........................  Memphis, TN(6)            1991         1996            253         267,600         1,062
Winchester Square....................  Memphis, TN               1973         1977            252         301,409         1,196
Brentwood Downs......................  Nashville, TN             1986         1994            286         220,166           770
Park at Hermitage....................  Nashville, TN             1987         1995            440         392,480           892
                                                                                         ----------   -------------   -------------
                                                                                            7,654       7,108,411           929
                                                                                         ----------   -------------   -------------
Northwood............................  Arlington, TX             1980         1998            270         224,100           830
Balcones Woods.......................  Austin, TX                1983         1997            384         313,756           817
Stassney Woods.......................  Austin, TX                1985         1995            288         248,832           864
Travis Station.......................  Austin, TX                1987         1995            304         249,888           822
Woods................................  Austin, TX                1977         1997            278         213,970           770
Celery Stalk.........................  Dallas, TX                1978         1994            410         552,220         1,347
Courtyards at Campbell...............  Dallas, TX                1986         1998            231         167,475           725
Deer Run.............................  Dallas, TX                1985         1998            304         206,720           680
Lodge at Timberglen..................  Dallas, TX                1984         1994            260         226,124           870
MacArthur Ridge......................  Irving, TX                1991         1994            248         210,393           848
Westborough..........................  Katy, TX                  1984         1994            274         197,264           720
Lane at Towne Crossing...............  Mesquite, TX              1983         1994            384         277,616           723
Highwood.............................  Plano, TX                 1983         1996            196         156,800           800
Cypresswood Court....................  Spring, TX                1984         1994            208         160,672           772
Green Tree Place.....................  Woodlands, TX             1984         1994            200         152,168           761
                                                                                         ----------   -------------   -------------
                                                                                            4,239       3,557,998           839
                                                                                         ----------   -------------   -------------
Township.............................  Hampton, VA               1987         1995            296         248,048           838
                                                                                         ----------   -------------   -------------
TOTAL COMPLETED PROPERTIES...........                                                      33,597      30,109,309           896
                                                                                         ==========   =============   =============

                                                                                       ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                     DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY      ---------------------------------------------
                                          UNIT AT          % AT         MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,     PRINCIPAL        INTEREST           MATURITY
PROPERTY                                   1998            1998          (000'S)           RATE               DATE
-------------------------------------  -------------   -------------    ---------        ---------          ---------
Clearbrook Village...................      $ 515            97.16%       $ 1,091            9.000%           05/01/08
Crossings............................      $ 639            95.00%         --   (4)         --   (4)           --     (4)
EastView.............................      $ 495            98.38%       $ 2,827            8.630%           12/01/99
Glen Eagles..........................      $ 557            97.28%         --   (4)         --   (4)           --     (4)
Greenbrook...........................      $ 520            94.57%         --   (9)         --   (9)           --     (9)
Hickory Farm.........................      $ 525           100.00%         --   (4)         --   (4)           --     (4)
Kirby Station........................      $ 571            96.23%         --   (7)         --   (7)           --     (7)
Lincoln on the Green.................      $ 603            91.41%         --   (8)         --   (8)           --     (8)
Lincoln on the Green II..............      $ 753            86.75%         --               --                 --
McKellar Woods.......................      $ 465            93.59%         --   (9)         --   (9)           --     (9)
Park Estate..........................      $ 690           100.00%         --   (9)         --   (9)           --     (9)
Reserve at Dexter Lake...............      $ 787            39.58%         --   (2)         --   (2)           --     (2)
River Trace I........................      $ 537            95.00%       $ 5,664            6.380%           02/01/22
River Trace II.......................      $ 537            95.00%       $ 5,664            6.380%           02/01/26
Savannah Creek.......................      $ 606            96.10%         --   (7)         --   (7)           --     (7)
Sutton Place.........................      $ 593            93.28%         --   (7)         --   (7)           --     (7)
Winchester Square....................      $ 576            94.05%         --   (4)         --   (4)           --     (4)
Brentwood Downs......................      $ 655            93.01%       $ 6,678             8.91%           12/01/99
Park at Hermitage....................      $ 595            94.77%       $ 7,985            5.790%           02/01/19
                                       -------------   -------------    ---------
                                           $ 558             93.7%       $49,433
                                       -------------   -------------    ---------
Northwood............................      $ 553            94.81%         --   (2)         --   (2)           --     (2)
Balcones Woods.......................      $ 673            96.09%       $ 8,804            7.630%           11/01/03
Stassney Woods.......................      $ 597            97.57%       $ 4,715            6.600%           10/01/19
Travis Station.......................      $ 554            97.04%       $ 4,165            6,600%           04/01/19
Woods................................      $ 702            96.40%         --   (2)         --   (2)           --     (2)
Celery Stalk.........................      $ 650            93.17%       $ 8,460           9.006%            12/01/04
Courtyards at Campbell...............      $ 667            96.10%         --   (2)         --   (2)           --     (2)
Deer Run.............................      $ 602            94.08%         --   (2)         --   (2)           --     (2)
Lodge at Timberglen..................      $ 611            94.23%       $ 4,740            9.006%           12/01/04
MacArthur Ridge......................      $ 708            97.58%         --   (2)         --   (2)           --     (2)
Westborough..........................      $ 507            94.89%       $ 3,958            9.006%           12/01/04
Lane at Towne Crossing...............      $ 532            94.01%         --   (2)         --   (2)           --     (2)
Highwood.............................      $ 690            87.76%         --   (2)         --   (2)           --     (2)
Cypresswood Court....................      $ 535            96.15%       $ 3,330            9.006%           12/01/04
Green Tree Place.....................      $ 591            97.50%       $ 3,180            9.006%           12/01/04
                                       -------------   -------------    ---------
                                           $ 611             95.2%        41,352
                                       -------------   -------------    ---------
Township.............................      $ 581            91.55%       $10,800             5.10% & (2)     02/01/28 & (2)
                                       -------------   -------------    ---------
TOTAL COMPLETED PROPERTIES...........      $ 597             94.1%       300,698
                                       =============   =============    =========

                                                   (FOOTNOTES ON FOLLOWING PAGE)

DEVELOPMENT PROPERTIES:
Paddock Club -- Gainsville...........  Gainsville, FL            1998          --             180         199,800         1,110
Paddock Club -- Panama City..........  Panama City, FL           1998          --              54          60,372         1,118
Terraces at Fieldstone...............  Conyers, GA               1998          --             316         351,076         1,111
Terraces at Towne Lake II............  Woodstock, GA             1997          --             112         121,744         1,087
Reserve at Dexter Lake...............  Memphis, TN                --          1998             96          99,936         1,041
                                                                                         ----------   -------------   -------------
Total Development Properties.........                                                         758         832,928         1,099
                                                                                         ----------   -------------   -------------
TOTAL PROPERTIES.....................                                                      33,831      31,672,637           936
                                                                                         ==========   =============   =============

DEVELOPMENT PROPERTIES:
Paddock Club -- Gainsville...........      $ 822            46.67%
Paddock Club -- Panama City..........      $ 682            22.22%
Terraces at Fieldstone...............      $ 808            55.06%
Terraces at Towne Lake II............      $ 810            22.32%
Reserve at Dexter Lake...............      $ 787            39.58%
                                       -------------   -------------
Total Development Properties.........      $ 800             43.9%
                                       -------------   -------------
TOTAL PROPERTIES.....................      $ 595             93.0%
                                       =============   =============

------------

 (1) Encumbered by two mortgages with interest rates of 7.75% and maturities of September 7, 1999 and January 1, 2004.

 (2) Encumbered by the Credit Line, with an outstanding balance of $117 million and a variable interest rate of 7.00% at December 31, 1998.

 (3) These three properties are encumbered by a $10.1 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.

 (4) These twelve properties are encumbered by a $43.4 million mortgage with an interest rate of 8.65%, maturing July 01, 2001.

 (5) These three properties are encumbered by a $16.4 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.

 (6) These two properties are located in Desoto County, MS, a suburb of Memphis, TN. The Company considers the properties a part of the Memphis, TN market.

 (7) These 26 communities are encumbered by a $142 million loan with a maturity of March 3, 2003 and an average interest rate of 6.376%.

 (8) These six properties are encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 7.04%.

 (9) These 4 properties, and one commercial building, are encumbered by a $35.8 million mortgage with a maturity of April 1, 2005.

(10) These two properties are encumbered by a $14 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%.

ITEM 3.  LEGAL PROCEEDINGS

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

     None.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been listed and traded on the NYSE under the symbol "MAA" since the Initial Offering in February 1994. On March 15, 1999, the reported last sale price of the Company's common stock on the NYSE was $22.9375 per share and there were approximately 1,710 holders of record of the Common Stock. The Company estimates there are approximately 16,000 beneficial owners of the Common Stock. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the NYSE and the distributions declared by the Company with respect to the periods indicated.

                                           SALES PRICES
                                       --------------------   DIVIDENDS
                                         HIGH        LOW       DECLARED
                                       ---------  ---------   ----------
1997:
First Quarter........................  $  29.750  $  27.625     $ .535
Second Quarter.......................     28.875      25.00       .535
Third Quarter........................     30.500     26.625       .535
Fourth Quarter.......................     30.063     26.625        .55
1998:
First Quarter........................  $  29.875  $  27.500     $  .55
Second Quarter.......................     29.063     25.625        .55
Third Quarter........................     28.000     22.938        .55
Fourth Quarter.......................     26.000     22.625       .575

     The Company's current annual distribution rate with respect to the Common Stock is $2.30 per share. The actual distributions made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

     The Company pays a preferential regular monthly distribution on the Series A Preferred Stock issued in October 1996, the Series B Preferred Stock issued in November 1997, the Series C Preferred Stock issued in June 1998, and the Series E Preferred Stock issued in December 1998 at annual rates of $2.375, $2.21875, $2.34375 and $2.375 per share, respectively. No distribution may be made on the Common Stock unless all accrued distributions have been made with respect each series of preferred stock. No assurance can be given that the Company will be able to maintain its distribution rate on its Common Stock or make required distributions with respect to the Series A, Series B, Series C, and Series E Preferred Stock.

     In 1997, the Company implemented the Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") under which holders of Common Stock (and Series A, Series B, Series C and Series E Preferred Stock) may elect automatically to reinvest their distributions in additional shares of Common Stock and/or to make optional purchases of Common Stock free of brokerage commissions and charges. Shares purchased directly from the Company will be purchased at up to a 3% discount from their fair market value at the Company's discretion. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of Common Stock or repurchase Common Stock in the open market.

     In 1999, the Company implemented the Direct Stock Purchase and Distribution Reinvestment Plan (the "DSPDRP") which is has terms substantially similar to the above DRSPP, except for certain additional benefits offered relating to purchase of the Company's common shares. This plan is intended to replace the DRSPP, and its participants will be automatically enrolled in the new plan.

     Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds available for distribution of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data on an historical basis for the Company. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1998         1997        1996       1995       1994(1)
                                       -----------  -----------  ---------  ---------    --------
OPERATING DATA:
Total revenues.......................  $   215,543  $   139,116  $ 111,882  $  94,963    $ 51,207
Expenses:
    Property expenses................       79,917       52,404     42,570     37,954      19,484
    General and administrative.......       11,960        6,602      6,154      4,851       3,613
    Interest.........................       45,704       28,943     25,766     22,684      10,233
    Depreciation and amortization....       46,021       27,737     21,443     16,574       8,803
    Amortization of deferred
     financing costs.................        2,348          888        661        593         296
Gain on disposition of properties....          408      --           2,185     --           --
                                       -----------  -----------  ---------  ---------    --------
Income before minority interest in
  operating partnership income and
  extraordinary item.................       30,001       22,542     17,473     12,307       8,778
Extraordinary item...................         (990)      (8,622)    --         --             485
                                       -----------  -----------  ---------  ---------    --------
Net income...........................       26,757       11,227     14,260      9,810       6,944
Preferred dividends..................       11,430        5,252        990     --           --
                                       -----------  -----------  ---------  ---------    --------
Net income available for common
  shareholders.......................  $    15,327  $     5,975  $  13,270  $   9,810    $  6,944
                                       ===========  ===========  =========  =========    ========
PER SHARE DATA:
Basic and diluted:
    Before extraordinary item........  $      0.87  $      1.05  $    1.21  $    1.00    $   0.94
    Extraordinary item...............        (0.05)       (0.62)    --         --            0.07
                                       -----------  -----------  ---------  ---------    --------
    Net income available per common
     share...........................  $      0.82  $      0.43  $    1.21  $    1.00    $   1.01
                                       ===========  ===========  =========  =========    ========
Dividends declared...................  $     2.225  $     2.155  $   2.065  $    2.01    $   1.71
BALANCE SHEET DATA:
Real estate owned, at cost...........  $ 1,434,733  $ 1,211,693  $ 641,893  $ 578,788    $434,460
Real estate owned, net...............  $ 1,315,368  $ 1,134,704  $ 592,335  $ 549,284    $421,074
Total assets.........................  $ 1,366,427  $ 1,193,870  $ 611,199  $ 565,267    $439,233
Total debt...........................  $   753,427  $   632,213  $ 315,239  $ 307,939    $232,766
Minority interest....................  $    61,441  $    62,865  $  39,238  $  41,049    $ 43,709
Shareholders' equity.................  $   517,299  $   461,500  $ 241,384  $ 202,278    $152,385
Weighted average common shares
  (000's):
    Basic............................       18,725       13,892     10,938      9,772       6,484
    Diluted..........................       18,770       13,955     10,983      9,814       6,526
OTHER DATA (AT END OF PERIOD):
Market capitalization (shares and
  units).............................  $   670,123  $   710,175  $ 436,739  $ 331,238    $295,300
Ratio of total debt to total
  capitalization(2)..................         52.9%        47.1%      41.9%      48.2%       44.1%
Number of properties owned...........          129          116         73         70          54
Number of apartment units owned......       33,831       30,579     19,280     18,219      14,333

------------

(1) Operating data for 1994 includes 34 days of predecessor financial information and per share data for 1994 is for the period February 4, 1994 through December 31, 1994.

(2) Total capitalization is total debt and market capitalization of preferred shares, common shares and partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1998, 1997, and 1996. This discussion should be read in conjunction with all of the financial statements included in this Annual Report on Form 10-K.

     The total number of apartment units owned at December 31, 1998 was 33,831 in 129 communities, compared to the 30,579 units in 116 communities owned at December 31, 1997 and 19,280 in 73 communities owned at December 31, 1996. The average monthly rental per apartment unit increased to $582 for December 31, 1998 from $549 for December 31, 1997 and $529 for December 31, 1996. Overall occupancy at December 31, 1998, 1997 and 1996 was 94.1%, 94.3% and 95.8%,
respectively.

  FUNDS FROM OPERATIONS

     Funds from operations ("FFO") increased during 1998 by $19,097,000 or 43% to $63,993,000 verses $44,896,000 for 1997. FFO for 1996 was $35,586,000. The
following is a reconciliation of net income available for common shareholders' to FFO.

                                         1998       1997       1996
                                       ---------  ---------  ---------
Net income available for common
  shareholders'......................  $  15,327  $   5,975  $  13,270
Plus depreciation and amortization of
  real estate assets.................     45,776     27,542     21,288
Plus extraordinary items, net of
  minority interest..................        990      8,622     --
Plus minority interest in operating
  partnership........................      2,254      2,693      3,213
Less gain on sale of real estate.....        408     --          2,185
Plus other non-recurring items.......         54         64     --
                                       ---------  ---------  ---------
     FFO.............................  $  63,993  $  44,896  $  35,586
                                       =========  =========  =========

     FFO represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, certain non-recurring items and certain non-cash items, primarily depreciation and amortization, less preferred stock dividends. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

RESULTS OF OPERATIONS

  COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
     DECEMBER 31, 1997

     During 1998 the Company acquired 10 apartment communities containing 2,129 apartment units and completed development of 1,335 total apartment units in 6 new communities and 4 existing communities. Also, the Company sold one community containing 212 units.

     Total revenues for 1998 increased by $76,427,000, due primarily to (i) $7,735,000 from the 10 communities acquired in 1998, (ii) $49,386,000 from the 30 completed communities acquired through the FDC Merger, (iii) $10,717,000 from a full years operation of the 12 communities acquired in 1997, (iv) $5,410,000 from new development communities completed in late 1997 and 1998, and (v) $3,116,000 from communities owned throughout both periods. The remaining net increase is mainly related to a full year of FSC management and development activities.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 1998 increased by $27,513,000, due primarily to (i) $3,201,000 from the 10 Communities acquired in 1998, (ii) $17,480,000 from the 30 completed Communities acquired through the FDC Merger, (iii) $3,715,000 from a full years operation of the 12 Communities acquired in 1997, (iv) $2,013,000 from new development communities completed in 1997 and 1998, and (v) $1,348,000 from communities owned throughout both periods. As a percentage of rental revenues, property operating expenses decreased from 38.6% in 1997 to 37.9% in 1998. Personnel costs increased as a percentage of rental revenues from 10.8% in 1997 to 11.4% in 1998, due primarily to increased staffing to support the additional apartment units acquired in the FDC Merger and to produce a smooth lease-up of newly developed apartment units. As new development units are delivered, they require management, leasing, and maintenance staff to complete lease-up on schedule and to provide customer service. The ratio of personnel costs to revenues improves as a development community achieves stabilized occupancy. In 1998 repair and maintenance costs decreased to 4.8% of rental revenues as compared to 5.0% in 1997 which is primarily the current benefits of the Company's long standing commitment to spend adequate capital toward maintaining properties as well as the addition of the development units to the portfolio which require less repair and maintenance. Also in 1998, utilities costs decreased to 4.5% of rental revenue as compared to 4.7% for the same period in 1997 mainly due to continued savings from the Company's program to submeter units for water usage.

     General and administrative expense increased $5,358,000 for 1998 compared to 1997. This increase is mainly attributable to the increase in the number of employees due to the FDC Merger and the addition or expansion of certain functions to improve productivity and the quality of the Company's management. These additions are a one-time increase related to the acquisition and integration of FDC and preparation for continued future growth.

     Depreciation and amortization expense increased $18,284,000 from 1997 to 1998 due primarily to additional depreciation expense of (i) $1,549,000 from the 10 Communities acquired in 1998, (ii) $10,050,000 from the 30 completed Communities acquired through the FDC Merger, (iii) $2,583,000 from a full year operation of the 12 Communities acquired in 1997, (iv) $998,000 from development communities completed in 1997 and 1998, and (v) $2,055,000 from the communities owned throughout both periods. Also, amortization of deferred financing costs was $2,348,000 and $888,000 for 1998 and 1997, respectively. The majority of the increase is due to additional financing costs related to the restructuring of the Credit Line and the Bonds issued by the Company's special purpose subsidiary. Amortization of costs in excess of fair value of net assets acquired was $1,474,000 and $309,000, for 1998 and 1997, respectively, which are included in depreciation and amortization in the accompanying consolidated statement of operations.

     Interest expense increased $16,761,000 during 1998 due primarily to additional funding required for apartment acquisitions, development projects, and the FDC Merger. The Company reduced its average borrowing cost to 7.11% at December 31, 1998 as compared to 7.41% on December 31, 1997. The average maturity on the Company's debt was 10.9 years and 10.2 years at December 31, 1998 and 1997, respectively.

     For the year ended December 31, 1998 the Company recorded a gain on disposition of assets of $408,000 related to the sale of Redford Park Apartments, which also resulted in a loss on early extinguishment of the related debt. The Company recorded a total extraordinary loss of $990,000, net of minority interest, for 1998 related to the repayment of the mortgage for Redford Park Apartments and certain other debt.

     As a result of the foregoing, income before minority interest and extraordinary item for the year ended December 31, 1998 increased $7,459,000 over the same period a year earlier.

  COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
     DECEMBER 31, 1996

     During the 1997 period, the Company acquired 12 communities containing 3,314 apartment units. In addition, through the November 25, 1997 merger with Flournoy Development Company, the Company acquired 30 communities containing 8,641 apartment units including 950 apartment units under development. The total number of apartment units owned at December 31, 1997 was 30,579 in 116 apartment communities, compared to 19,280 in 73 communities at December 31, 1996. Average monthly rental per apartment unit increased to $549 at December 31, 1997 from $529 at December 31, 1996 for the Company's properties owned prior to the merger. For the communities owned prior to the merger, average occupancy for the years ended December 31, 1997 and 1996 was 94.5% and 95.4%, respectively. For the properties acquired through the FDC Merger, average monthly rental per apartment unit was $613 and average occupancy was 92.2% at December 31, 1997.

     Total revenues for 1997 increased by $27,234,000, due primarily to (i) $12,743,000 from the 12 Communities acquired in 1997, (ii) $5,342,000 from the 30 completed Communities acquired through the FDC Merger, (iii) $6,759,000 from a full years operation of the six Communities acquired in 1996, (iv) $2,113,000 from the Communities owned throughout both periods, and (v) $277,000 from The Woods at Post House in Jackson, Tennessee which completed development in the Fall of 1995 and Lincoln on the Green phase II in Memphis, Tennessee which completed development early 1998.

     Property operating expenses for 1997 increased by $9,834,000, due primarily to (i) $4,929,000 from the 12 Communities acquired in 1997, (ii) $1,938,000 from the 30 completed Communities acquired through the FDC Merger, (iii) $2,298,000 from a full years operation of the six Communities acquired in 1996, (iv) $583,000 from the Communities owned throughout both periods, and (v) $86,000 from The Woods at Post House which completed development in the Fall of 1995 and Lincoln on the Green phase II. Utility costs decreased from 5.6% of rental revenue to 4.7% of rental revenue for the year ended December 31, 1997 compared to the same period a year earlier, due primarily to over 13,000 units now submetered for water usage and continued benefits from the 1996 completion of the individual apartment unit electricity metering at Sailwinds at Lake Magdalene.

     General and administrative expense increased $448,000 for 1997 compared to 1996 and decreased from 5.6% of rental revenue to 4.8% of rental revenue for the year ended December 31, 1997 compared to the same period a year earlier.

     Depreciation and amortization expense increased primarily due to (i) $2,503,000 from the 12 Communities acquired in 1997, (ii) $1,247,000 from the 30 completed Communities acquired through the FDC Merger, (iii) $1,493,000 from a full years operation of the six Communities acquired in 1996, (iv) $1,224,000 from additional capital expenditures on Communities owned throughout both periods, and (v) $54,000 from The Woods at Post House and Lincoln on the Green phase II. Amortization of deferred financing costs and cost in excess of fair value of net assets acquired for 1997 were $888,000 and $309,000, respectively.

     Interest expense increased $3,177,000 during 1997 due primarily to apartment acquisitions and the FDC Merger. The Company reduced its average borrowing cost to 7.41% at December 31, 1997 as compared to 7.92% at December 31, 1996. The average maturity on the Company's debt was 10.2 and 9.9 years at December 31, 1997 and 1996, respectively. In 1997, the Company recorded an $8,622,000 loss on early extinguishment of debt, net of minority interest, primarily from the repayment of certain debt in connection with the FDC Merger.

     Income before minority interest and extraordinary item for the year ended December 31, 1997 increased $5,069,000 over the same period a year earlier.

  LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased from $44,918,000 for the year ended December 31, 1997 to $80,405,000 for the year ended December 31, 1998. The increase in net cash flow was primarily due to increased earnings and cash flow from the apartments units acquired and developed during 1998 and the latter portion of 1997.

     Net cash used in investing activities increased from $138,263,000 for the year ended December 31, 1997 to $198,607,000 for the year ended December 31, 1998. The increase was primarily related to an additional $91,870,000 spending on development and construction of apartment communities, as compared to the same period last year. The Company currently has under development, construction or pre-development 3,489 new apartment units in 10 new communities and 3 additions to existing communities. Of this total, 502 units have been completed and are in initial lease-up, and an additional 1,570 are planned to be completed during 1999.

     The following table summarizes the Company's communities in various stages of lease-up, construction, development, and pre-development as of December 31, 1998 (Dollars in 000's):

                                                                                                ANTICIPATED     ANTICIPATED
                                                              TOTAL     BUDGETED    COSTS TO       FINISH         INITIAL
                                             LOCATION         UNITS       COST        DATE          DATE         OCCUPANCY
                                       ---------------------  ------    ---------   ---------   ------------    ------------
COMPLETED COMMUNITIES
IN LEASE-UP:
Paddock Club III.....................  Jacksonville, FL         120     $  6,347    $   6,347     3Q 1997         3Q 1997
Lincoln on the Green II..............  Memphis, TN              234       13,890       13,890     4Q 1997         3Q 1997
Paddock Club Mandarin................  Mandarin, FL             288       16,448       16,448     2Q 1998         4Q 1997
Enclave at Whisperwood...............  Columbus, GA             154        8,681        8,647     2Q 1998         1Q 1998
Paddock Club Huntsville..............  Huntsville, AL           192       10,938       10,938     1Q 1998         1Q 1998
Terraces at Fieldstone...............  Conyers, GA              316       17,458       16,878     2Q 1998         2Q 1998
                                                              ------    ---------   ---------
                                                              1,304     $ 73,762    $  73,148
                                                              ======    =========   =========
DEVELOPMENT COMMUNITIES
IN LEASE-UP:
Paddock Club Gainesville.............  Gainesville, FL          264       17,713       15,838     1Q 1999         3Q 1998
Reserve at Dexter Lake...............  Memphis, TN              252       17,029       14,818     2Q 1999         4Q 1998
Terraces at Towne Lake II............  Cherokee County, GA      238       14,165       10,987     1Q 1999         4Q 1998
Paddock Club Montgomery..............  Montgomery, AL           208       13,814        9,693     2Q 1999         1Q 1999
Paddock Club Panama City.............  Panama City, FL          254       15,486       11,667     2Q 1999         4Q 1998
Paddock Club Brandon II..............  Brandon, FL              132        8,313        6,541     1Q 1999         1Q 1999
                                                              ------    ---------   ---------
                                                              1,348       86,520       69,544
                                                              ------    ---------   ---------
UNDER CONSTRUCTION
Paddock Club Murfreesboro............  Murfreesboro, TN         240       15,281        4,220     4Q 1998         2Q 1999
Grand Reserve Lexington..............  Lexington, KY            370       29,963        3,432     3Q 2000         3Q 1999
                                                              ------    ---------   ---------
                                                                610       45,244        7,652
                                                              ------    ---------   ---------
IN PRE-DEVELOPMENT
St. Augustine at the Lake II.........  Jacksonville, FL         124        7,247          461     4Q 1999         3Q 1999
Grande View..........................  Nashville, TN            433       33,328        3,364     4Q 2000         1Q 2000
Sandstone Creek......................  Overland Park, KS        354       27,514       --         4Q 2000         1Q 2000
Kenwood Club.........................  Katy, TX                 320       18,210       --         3Q 2000         1Q 2000
Paddock Club Melbourne...............  Melbourne, FL            300       18,536       --         3Q 2000         4Q 1999
                                                              ------    ---------   ---------
                                                              1,531      104,835        3,825
                                                              ------    ---------   ---------
Total Development Communities........                         3,489     $236,599    $  81,021
                                                              ======    =========   =========

                                       ANTICIPATED
                                        STABILIZA-
                                           TION
                                       ------------
COMPLETED COMMUNITIES
IN LEASE-UP:
Paddock Club III.....................    2Q 1998
Lincoln on the Green II..............    3Q 1998
Paddock Club Mandarin................    1Q 1999
Enclave at Whisperwood...............    3Q 1998
Paddock Club Huntsville..............    4Q 1998
Terraces at Fieldstone...............    4Q 1999
DEVELOPMENT COMMUNITIES
IN LEASE-UP:
Paddock Club Gainesville.............    4Q 1999
Reserve at Dexter Lake...............    4Q 1999
Terraces at Towne Lake II............    4Q 1999
Paddock Club Montgomery..............    4Q 1999
Paddock Club Panama City.............    4Q 1999
Paddock Club Brandon II..............    4Q 1999
UNDER CONSTRUCTION
Paddock Club Murfreesboro............    3Q 2000
Grand Reserve Lexington..............    2Q 2001
IN PRE-DEVELOPMENT
St. Augustine at the Lake II.........    2Q 2000
Grande View..........................    3Q 2001
Sandstone Creek......................    2Q 2001
Kenwood Club.........................    2Q 2001
Paddock Club Melbourne...............    4Q 2000
Total Development Communities........

     Capital improvements to existing properties totaled $32,336,000 for the year ended December 31, 1998, compared to $20,205,000 for 1997. The increase is mainly due to the increased number of units from acquisitions and development. Actual capital expenditures for property improvements during 1998 are summarized below (in 000's):

Recurring capital at stabilized
  properties.........................      8,585
Revenue enhancing projects at
  stabilized properties..............     10,098
Capital improvements to
  pre-stabilized properties..........     13,653
                                        ---------
                                          32,336
                                        =========

     Net cash provided by financing activities increased from $104,097,000 during the year ended December 31, 1997 to $110,634,000 1998. During 1998, $71,789,000 additional borrowing was provided under the Credit Line which was primarily used to fund acquisition and development of apartment communities. On March 6, 1998, the Company issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the Bonds). The net proceeds from the sale of the Bonds were utilized to repay the related bridge notes payable and utilized to fund the costs of the offering. Additionally, the Company refinanced $29 million of various rate notes payable with a new $36 million seven year amortizing note payable at 7.0%, and acquired a new short-term note payable for $25 million at 6.4% which was used to pay down the Credit Line. The Company also refunded $4,760,000 of bonds secured by Sterling Ridge Apartments and $14,040,000 of bonds secured by Hunters Ridge of Deerwood apartments.

     During 1998, the Company received total net proceeds from equity transactions of $82.4 million, comprised mainly of $48.0 million from the issuance of its Series C Preferred shares, $24.7 million from a private placement of its Series E Preferred shares and $9.6 million from the issuance of common shares and units. This was a decrease from the total proceeds of $212.4 million received in 1997, comprised of $165.7 million from issuance of common shares and units and $46.6 million from issuance of the Series B Preferred shares. Additionally, total distributions for dividends on common shares, units and preferred shares increased to $58.6 million in 1998 from $39.8 million in 1997 primarily related to the additional common shares issued in November 1997 and the additional dividends related to the Series B and Series C Preferred shares that were outstanding during 1998.

     At December 31, 1998, the Company had $117.0 million outstanding on the Credit Line. At December 31, 1998, the Company had $174.0 million (including the Credit Line) of floating rate debt at an average interest rate of 6.6%; all other debt was fixed rate term debt at an average interest rate of 7.3%. In March 1998, the Company increased its credit limit under the Credit Line from $110 million to $200 million. The Company expects to use the Credit Line for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to $191.9 million as of March 31, 1999.

     The weighted average interest rate and weighted average maturity at December 31, 1998 for the $753.4 million of notes payable were 7.11% and 10.9 years, respectively.

     The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

     The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, sale of assets, potential joint venture transactions and the Credit Line.

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

  YEAR 2000 ISSUE

     In older computer programs, to conserve storage space, only two digits were used to identify the year. This set up has created a date sequence problem. The computer may not know that 00 comes after 99, moreover it may not know if

00 is 1900 or 2000 ("Y2K"). The business risk of this problem is that calculations or processes that are date dependent may not yield the correct answer or work at all.

     Software vendors have certified all of the mission critical applications; these vendors provide the software used for financial, network, property management and telephone systems used by the Company. The Company does not own any in-house development programs that require replacing or re-writing of code.

     The Company has performed a thorough assessment of its personal computers and desktop software. All mission critical desktop hardware and software are believed to be compliant. Remediation of non-compliant hardware and software (none of which is mission-critical) will be completed by June 1999.

     The Company estimates that the total Y2K project cost is nominal, as systems have been upgraded and become Y2K compliant as part of its normal course of business. The Company believes that its Y2K initiatives are adequate to address reasonably likely Y2K issues.

     Management believes that hardware and software upgrades made over the last few years will reduce the possibility of interruptions to the operation. However, the Company is dependent on the utilities infrastructure within the United States. In the Company's view, the worst case scenario would be that the Company might experience disruption in its operations if any of the third-party suppliers reported a system failure.

     The Y2K contingency plan is the final phase of the project. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. Although the Company believes that its contingency plans and Y2K project will reduce the risk of significant operations disruption, due to general uncertainty over Y2K readiness of the Company's third-party suppliers, the Company is unable to determine at this time whether the consequences of the Y2K system failures will have a material impact.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued effective for years beginning after June 15, 1999. This new statement is not expected to have a material impact on the Company's consolidated financial statements. The Company plans to adopt this accounting standard in 2000.

  RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to acquisition and development of apartment communities, future expenditures for development projects, capital expenditures, and rehabilitation costs on the apartment communities. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including resident defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 1998, 53% of the Company's total capitalization consisted of borrowings. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 77% of the Company's outstanding debt was subject to fixed rates with a weighted average of 7.3% at December 31, 1998. An additional 3% of the Company's outstanding debt at December 31, 1998 was effectively locked at an interest rate of 5.82% through an interest rate swap agreement for a notional amount of $25 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date (Dollars in 000's).

                                                                                                   TOTAL         FAIR
                                         1999        2000       2001       2002        2003      THEREAFTER     VALUE
                                       ---------  ----------  ---------  ---------  ----------   ----------   ----------
LIABILITIES
Long-term Debt Fixed Rate............  $  42,778  $    5,165  $  48,933  $  17,083  $  159,586    $ 305,845   $  582,400
Average interest rate................       7.28%       7.11%       6.8%      6.94%       6.90%        7.10%
Variable Rate........................  $  25,000  $  117,013     --         --          --        $  32,024   $  174,037
Average interest rate................       6.62%       6.61%      5.32%      5.32%       5.32%      --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-25 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 23, 1997, the Company acquired its corporate headquarters for $2,912,000. In connection with the acquisition, the Company formed a special committee of its external directors to negotiate the transaction on its behalf because certain executive officers of the Company were also partners in the partnership which owned the building. The consideration consisted of $862,000 cash, 22,246 UPREIT units valued at $634,000 ($28.50 per unit) and the assumption of an existing loan. Certain executive officers of the Company were partners in the partnership who owned the building and received 5,831 UPREIT units in connection with the exchange.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

1.       Independent Auditors' Report.........   F-1
         Consolidated Balance Sheets as of
           December 31, 1998 and 1997.........   F-2
         Consolidated Statements of Operations
           for the years ended December 31,
           1998, 1997 and 1996................   F-3
         Consolidated Statements of
           Shareholders' Equity for the years
           ended December 31, 1998, 1997 and
           1996...............................   F-5
         Consolidated Statements of Cash Flows
           for the years ended December 31,
           1998, 1997 and 1996................   F-6
         Notes to Consolidated Financial
           Statements for the years ended
           December 31, 1998, 1997 and 1996...   F-7
2.       Financial Statement Schedule required
           to be filed by item 8 and Paragraph
           (d) of this item 14:
         Schedule III -- Real Estate
           Investments and Accumulated
           Depreciation as of
           December 31, 1998..................    F-24
         The exhibits required by Item 601 of
           Regulation S-K, except as otherwise
           noted, have been filed with
           previous reports by the registrant
           and are herein incorporated by
           reference.
3.

        EXHIBIT
        NUMBERS                  EXHIBIT DESCRIPTION
-------------------------------------------------------------
           3.1+     --  Amended and Restated Charter of
                        Mid-America Apartment Communities,
                        Inc. dated as of January 10, 1994, as
                        filed with the Tennessee Secretary of
                        State on January 25, 1994
           3.2******--  Articles of Amendment to the Charter
                        of Mid-America Apartment Communities,
                        Inc. dated as of January 28, 1994, as
                        filed with the Tennessee Secretary of
                        State on January 28, 1994
           3.3**        Mid-America Apartment Communities,
                        Inc. Articles of Amendment to the
                        Amended and Restated Charter
                        Designating and Fixing the Rights and
                        Preferences of A Series of Preferred
                        Stock dated as of October 9, 1996, as
                        filed with the Tennessee Secretary of
                        State on October 10, 1996
           3.4+     --  Mid-America Apartment Communities,
                        Inc. Articles of Amendment to the
                        Amended and Restated Charter dated
                        November 17, 1997, as filed with the
                        Tennessee Secretary of State on
                        November 18, 1997
           3.5***   --  Mid-America Apartment Communities,
                        Inc. Articles of Amendment to the
                        Amended and Restated Charter
                        Designating and Fixing the Rights and
                        Preferences of A Series of Preferred
                        Stock dated as of November 17, 1997,
                        as filed with the Tennessee Secretary
                        of State on November 18, 1997
           3.6+     --  Mid-America Apartment Communities,
                        Inc. Articles of Amendment to the
                        Amended and Restated Charter dated
                        December 15, 1997, as filed with the
                        Tennessee Secretary of State on
                        December 31, 1997
           3.7+     --  Bylaws of Mid-America Apartment
                        Communities, Inc.
           3.8++    --  Mid-America Apartment Communities,
                        Inc. Articles of Amendment to the
                        Amended and Restated Charter dated
                        June 25, 1998, as filed with the
                        Tennessee Secretary of State in June
                        1998
           3.9       -- Mid-America Apartment Communities,
                        Inc. Articles of Amendment to the
                        Amended and Restated Charter in
                        December 1998, as filed with the
                        Tennessee Secretary of State in
                        December 1998
           4.1+     --  Form of Common Share Certificate
           4.2****  --  Form of 9.5% Series A Cumulative
                        Preferred Stock Certificate
           4.3***** --  Form of 8 7/8% Series B Cumulative
                        Preferred Stock Certificate
           4.4+++  --   Form of 9.375% Series C Cumulative
                        Preferred Stock Certificate
           4.5       -- Form of 9.5% Series E Cumulative
                        Preferred Stock Certificate
           4.6       -- Shareholders' Rights Plan dated March
                        1, 1999
          10.1+     --  Second Amended and Restated Agreement
                        of Limited Partnership of Mid-America
                        Apartments, L.P., a Tennessee limited
                        partnership
          10.2+     --  Employment Agreement between
                        Mid-America Apartment Communities,
                        Inc. and George E. Cates
          10.3+     --  1994 Restricted Stock and Stock
                        Option Plan
          10.4       -- Revolving Credit Agreement between
                        the Registrant and AmSouth Bank of
                        Alabama
          10.5+     --  Note Purchase Agreement of the
                        Operating Partnership and the
                        Registrant and Prudential Insurance
                        Company of America
          10.6+     --  Amendment 1 to Note Purchase
                        Agreement of the Operating
                        Partnership and the Registrant and
                        Prudential Insurance Company of
                        America
          11.1       -- Statement re: computation of per
                        share earnings (included within the
                        Form 10-K)
          12.1       -- Statement re: computation of ratios
                        (definition of ratios used are
                        disclosed as footnotes on the related
                        table(s) within the Form 10-K)
          21.1       -- List of Subsidiaries
          23.1       -- Consent of KPMG LLP
          27.1       -- Financial Data Schedule

------------

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

      + Filed as an exhibit to the 1997 Annual Report of the Registrant on Form
        10-K for the year ended December 31, 1997

     ++ Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form
        8-A filed with the Commission on June 25, 1998

    +++ Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form
        8-A filed with the Commission on June 25, 1998

(b)  Reports on Form 8-K

     The following report was filed on Form 8-K by the registrant during the fourth quarter of 1998:

                                                         DATE OF
FORM            EVENTS REPORTED                           REPORT
------------------------------------------               --------

 8-K acquisition Announcement of an apartment            10/19/98

 8-K acquisition Announcement of an apartment            11/25/98

 8-K Plan Announcement of Shareholder Rights             12/21/98

(c)Exhibits:

       See Item 14(a)(3) above.

(d)Financial Statement Schedules:

       See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MID-AMERICA APARTMENT
                                             COMMUNITIES, INC.

Date: March 29, 1999                         /s/GEORGE E. CATES
                                             GEORGE E. CATES
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                             EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Date: March 29, 1999                      /s/GEORGE E. CATES
                                          GEORGE E. CATES
                                          CHAIRMAN OF THE BOARD AND CHIEF
                                          EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

Date: March 29, 1999                      /s/SIMON R.C. WADSWORTH
                                          SIMON R.C. WADSWORTH
                                          EXECUTIVE VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)

Date: March 29, 1999                      /s/H. ERIC BOLTON
                                          H. ERIC BOLTON
                                          PRESIDENT AND CHIEF OPERATING OFFICER

Date:
                                          JOHN F. FLOURNOY
                                          VICE-CHAIRMAN OF THE BOARD AND CHIEF
                                          EXECUTIVE
                                          OFFICER, FLOURNOY DEVELOPMENT COMPANY

Date: March 29, 1999                      /s/ROBERT F. FOGELMAN
                                          ROBERT F. FOGELMAN
                                          DIRECTOR

Date: March 29, 1999                      /s/JOHN S. GRINALDS
                                          JOHN S. GRINALDS
                                          DIRECTOR

Date: March 29, 1999                      /s/O. MASON HAWKINS
                                          O. MASON HAWKINS
                                          DIRECTOR

Date: March 29, 1999                      /s/RALPH HORN
                                          RALPH HORN
                                          DIRECTOR

Date: March 29, 1999                      /s/MICHAEL S. STARNES
                                          MICHAEL S. STARNES
                                          DIRECTOR

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
  Mid-America Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the "Company") as of December
31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company as of December 31, 1998 and 1997, and the results of the operations and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Memphis, Tennessee
February 26, 1999

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                        YEARS ENDED DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
ASSETS:
REAL ESTATE ASSETS:
     Land............................  $    124,912  $    109,800
     Buildings and improvements......     1,184,611     1,027,853
     Furniture, fixtures and
      equipment......................        26,779        21,886
     Construction in progress........        75,776        33,717
                                       ------------  ------------
                                          1,412,078     1,193,256
     Less accumulated depreciation...      (117,773)      (76,129)
                                       ------------  ------------
                                          1,294,305     1,117,127
     Land held for future
      development....................        11,781         8,849
     Commercial properties, net......         9,282         8,728
                                       ------------  ------------
          REAL ESTATE ASSETS, NET....     1,315,368     1,134,704
Cash and cash equivalents............         7,237        14,805
Restricted cash......................         9,282        13,397
Deferred financing costs, net........        10,359         5,700
Other assets.........................        24,181        25,264
                                       ------------  ------------
          TOTAL ASSETS...............  $  1,366,427  $  1,193,870
                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Notes payable...................  $    753,427  $    632,213
     Accounts payable................        10,384        10,098
     Accrued expenses and other
      liabilities....................        18,959        22,885
     Security deposits...............         4,917         4,509
                                       ------------  ------------
          TOTAL LIABILITIES..........       787,687       669,705
MINORITY INTEREST....................        61,441        62,865
Shareholders' equity:
     Preferred stock, $.01 par value,
      20,000,000 shares authorized,
      $25 per share liquidation
      preference:
          2,000,000 shares at 9.5%
              Series A Cumulative....            20            20
          1,938,830 shares at 8.875%
              Series B Cumulative....            19            19
          2,000,000 shares at 9.375%
              Series C Cumulative....            20       --
          1,000,000 shares at 9.5%
              Series E Cumulative....            10       --
     Common stock, $.01 par value
      (authorized 50,000,000 shares;
      issued and outstanding
      18,879,691 and 18,476,046
      shares December 31, 1998 and
      1997, respectively)............           189           185
Additional paid-in capital...........       583,154       500,492
Other................................        (2,237)       (1,045)
     Accumulated deficit.............       (63,876)      (38,371)
                                       ------------  ------------
          TOTAL SHAREHOLDERS'
              EQUITY.................       517,299       461,300
                                       ------------  ------------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY...  $  1,366,427  $  1,193,870
                                       ============  ============

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                          1998        1997        1996
                                       ----------  ----------  ----------
Revenues:
     Rental..........................  $  210,591  $  135,673  $  110,090
     Other...........................       3,111       3,279       1,792
     Management and development
       income, net...................       1,841         164      --
                                       ----------  ----------  ----------
     Total revenues..................     215,543     139,116     111,882
Expenses:
     Personnel.......................      24,053      14,623      11,702
     Building repairs and
       maintenance...................      10,030       6,811       5,305
     Real estate taxes and
       insurance.....................      22,459      14,465      11,642
     Utilities.......................       9,376       6,341       6,148
     Landscaping.....................       5,009       3,684       2,910
     Other operating.................       8,990       6,480       4,863
     Depreciation and amortization...      46,021      27,737      21,443
     General and administrative......      11,960       6,602       6,154
     Interest........................      45,704      28,943      25,766
     Amortization of deferred
       financing costs...............       2,348         888         661
                                       ----------  ----------  ----------
     Total expenses..................     185,950     116,574      96,594
                                       ----------  ----------  ----------
Income before gain on disposition of
  properties, minority interest in
  operating partnership income and
  extraordinary item.................      29,593      22,542      15,288
Gain on disposition of properties....         408      --           2,185
                                       ----------  ----------  ----------
Income before minority interest in
  operating partnership income and
  extraordinary item.................      30,001      22,542      17,473
Minority interest in operating
  partnership income.................       2,254       2,693       3,213
                                       ----------  ----------  ----------
Income before extraordinary item.....      27,747      19,849      14,260
Extraordinary item -- loss on debt
  extinguishment, net of minority
  interest...........................        (990)     (8,622)     --
                                       ----------  ----------  ----------
Net income...........................      26,757      11,227      14,260
Dividends on preferred shares........      11,430       5,252         990
Net income available for common
  shareholders.......................  $   15,327  $    5,975  $   13,270
                                       ==========  ==========  ==========
Net income available per common
  share:
Basic (in thousands):
     Average common shares
       outstanding...................      18,725      13,892      10,938
                                       ==========  ==========  ==========
BASIC EARNINGS PER SHARE:
       Net income available per
          common share before
          extraordinary item.........  $     0.87  $     1.05  $     1.21
       Extraordinary item, net.......       (0.05)      (0.62)     --
                                       ----------  ----------  ----------
       Net income available per
          common share...............  $     0.82  $     0.43  $     1.21
                                       ==========  ==========  ==========
Diluted (in thousands):
     Average common shares
       outstanding...................      18,725      13,892      10,938
     Effect of dilutive stock
       options.......................          45          63          45
                                       ----------  ----------  ----------
     Average dilutive common shares
       outstanding...................      18,770      13,955      10,983
                                       ==========  ==========  ==========
DILUTED EARNINGS PER SHARE:
       Net income available per
          common share before
          extraordinary item.........  $     0.87  $     1.05  $     1.21
       Extraordinary item, net.......       (0.05)      (0.62)     --
                                       ----------  ----------  ----------
       Net income available per
          common share...............  $     0.82  $     0.43  $     1.21
                                       ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                              ACCUMULATED
                                         PREFERRED STOCK        COMMON STOCK        ADDITIONAL                DISTRIBUTIONS
                                       -------------------   -------------------      PAID-IN                 IN EXCESS OF
                                        SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL       OTHER      NET INCOME
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1995............     --         $--        10,937    $ 109      $ 208,670    $    (381)    $ (6,120)
Issuance of common shares............     --          --            11     --              277       --           --
Issuance of Series A preferred
  shares.............................      2,000      20        --         --           47,748       --           --
Exercise of stock options............     --          --        --         --               (2)      --           --
Shares issued in exchange for
  units..............................     --          --             1     --               (4)      --           --
Amortization of unearned
  compensation.......................     --          --        --         --           --              121       --
Dividends on common stock
  ($2.04 per share)..................     --          --        --         --           --           --          (22,324)
Dividends on preferred stock.........     --          --        --         --           --           --             (990)
Net income...........................     --          --        --         --           --           --           14,260
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1996............      2,000      20        10,949      109        256,689         (260)     (15,174)
Issuance of common shares............     --          --         5,911       59        163,531       --           --
Issuance of Series B preferred
  shares.............................      1,939      19        --         --           46,616       --           --
Exercise of stock options............     --          --             9     --              (31)      --           --
Notes receivable issued for shares
  and units (Note 8).................     --          --        --         --           --             (906)      --
Shares issued in exchange for
  units..............................     --          --            60        1            973       --           --
Shares issued in FDC Merger..........     --          --         1,550       16         44,374       --           --
Adjustment for minority interest of
  Unitholders resulting from:
    Common Stock Offerings...........     --          --        --         --          (10,008)      --           --
    FDC Merger.......................     --          --        --         --             (834)      --           --
    Other............................     --          --        --         --             (818)      --           --
Amortization of unearned
  compensation.......................     --          --        --         --           --              121       --
Dividends on common stock
  ($2.14 per share)..................     --          --        --         --           --           --          (29,172)
Dividends on preferred stock.........     --          --        --         --           --           --           (5,252)
Net income...........................     --          --        --         --           --           --           11,227
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1997............      3,939      39        18,479      185        500,492       (1,045)     (38,371)
Issuance of common shares............     --          --           308        4          7,953       --           --
Issuance of Series C preferred
  shares.............................      2,000      20        --         --           48,060       --           --
Issuance of Series E preferred
  shares.............................      1,000      10        --         --           24,735       --           --
Exercise of stock options............     --          --             5     --              129       --           --
Notes receivable issued for shares
  and units (Note 8).................     --          --        --         --                        (1,458)      --
Payments received on notes receivable
  (Note 8)...........................     --          --        --         --                           145       --
Shares issued in exchange for
  units..............................     --          --            86                   1,785       --           --
Amortization of unearned
  compensation.......................     --          --        --         --           --              121       --
Dividends on common stock
  ($2.20 per share)..................     --          --        --         --           --           --          (40,832)
Dividends on preferred stock.........     --          --        --         --           --           --          (11,430)
Net income...........................     --          --        --         --           --           --           26,757
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1998............      6,939     $69        18,878    $ 189      $ 583,154    $  (2,237)    $(63,876)
                                       =========   =======   =========   =======    ===========   =========   ============


                                         TOTAL
                                       ---------
BALANCE DECEMBER 31, 1995............  $ 202,278
Issuance of common shares............        277
Issuance of Series A preferred
  shares.............................     47,768
Exercise of stock options............         (2)
Shares issued in exchange for
  units..............................         (4)
Amortization of unearned
  compensation.......................        121
Dividends on common stock
  ($2.04 per share)..................    (22,324)
Dividends on preferred stock.........       (990)
Net income...........................     14,260
                                       ---------
BALANCE DECEMBER 31, 1996............    241,384
Issuance of common shares............    163,590
Issuance of Series B preferred
  shares.............................     46,635
Exercise of stock options............        (31)
Notes receivable issued for shares
  and units (Note 8).................       (906)
Shares issued in exchange for
  units..............................        974
Shares issued in FDC Merger..........     44,390
Adjustment for minority interest of
  Unitholders resulting from:
    Common Stock Offerings...........    (10,008)
    FDC Merger.......................       (834)
    Other............................       (818)
Amortization of unearned
  compensation.......................        121
Dividends on common stock
  ($2.14 per share)..................    (29,172)
Dividends on preferred stock.........     (5,252)
Net income...........................     11,227
                                       ---------
BALANCE DECEMBER 31, 1997............    461,300
Issuance of common shares............      7,957
Issuance of Series C preferred
  shares.............................     48,080
Issuance of Series E preferred
  shares.............................     24,745
Exercise of stock options............        129
Notes receivable issued for shares
  and units (Note 8).................     (1,458)
Payments received on notes receivable
  (Note 8)...........................        145
Shares issued in exchange for
  units..............................      1,785
Amortization of unearned
  compensation.......................        121
Dividends on common stock
  ($2.20 per share)..................    (40,832)
Dividends on preferred stock.........    (11,430)
Net income...........................     26,757
                                       ---------
BALANCE DECEMBER 31, 1998............  $ 517,299
                                       =========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                            1998       1997       1996
                                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................  $  26,757  $  11,227  $  14,260
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization...     48,369     28,746     22,243
        Amortization of unearned stock
          compensation..................        121        121     --
        Minority interest in operating
          partnership income............      2,254      2,693      3,213
        Extraordinary item..............        990      8,622     --
        Gain on disposition of
          properties....................       (408)    --         (2,185)
        Changes in assets and
          liabilities:
            Restricted cash.............      4,115     (1,214)    (1,420)
            Other assets................      1,044     (1,341)       (95)
            Accounts payable............        786        140          6
            Accrued expenses and other
              liabilities...............     (4,031)    (4,550)     2,036
            Security deposits...........        408        474        (40)
                                          ---------  ---------  ---------
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES....................     80,405     44,918     38,018
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of real estate
          assets........................    (63,732)   (76,287)   (66,258)
        Proceeds from disposition of
          real estate assets............      5,424     --         17,096
        Improvements to properties......    (32,336)   (20,205)   (18,437)
        Construction of units in
          progress and future
          development...................   (107,963)   (16,093)    (2,837)
        Net cash paid in business
          combination...................     --        (25,678)    --
                                          ---------  ---------  ---------
        NET CASH USED IN INVESTING
          ACTIVITIES....................   (198,607)  (138,263)   (70,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net change in credit line.......     71,789     14,820     12,358
        Proceeds from notes payable.....    232,799    187,500     17,049
        Principal payments on notes
          payable.......................   (210,571)  (267,003)   (14,427)
        Payment of deferred financing
          costs.........................     (7,097)    (3,813)    (1,256)
        Proceeds from issuances of
          common shares and units.......      9,586    165,737        271
        Proceeds from issuance of
          preferred shares..............     72,825     46,635     47,768
        Redemption of unitholder
          interests.....................       (150)        (8)       (36)
        Distributions to unitholders....     (6,285)    (5,347)    (4,988)
        Dividends paid on common
          shares........................    (40,832)   (29,172)   (22,324)
        Dividends paid on preferred
          shares........................    (11,430)    (5,252)      (990)
                                          ---------  ---------  ---------
        NET CASH PROVIDED BY FINANCING
          ACTIVITIES....................    110,634    104,097     33,425
                                          ---------  ---------  ---------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS..........     (7,568)    10,752      1,007
                                          ---------  ---------  ---------
Cash and cash equivalents, beginning of
  period................................     14,805      4,053      3,046
                                          ---------  ---------  ---------
Cash and cash equivalents, end of
  period................................  $   7,237  $  14,805  $   4,053
                                          =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid.......................  $  45,607  $  27,468  $  25,262
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Increase in basis of properties
      acquired in connection with
      business combination..............     --      $  58,359     --
    Assumption (transfer) of debt
      related to property
      acquisitions......................  $  26,231  $  63,690  $  (7,680)
    Conversion of units for common
      shares............................  $   1,785  $     974     --
    Issuance of units related to
      property acquisitions.............  $   1,911  $     880     --
    Issuance of advances in exchange for
      common shares and units...........  $   1,458  $     906     --
    Interest expense capitalized........  $   4,265  $     388  $      91

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND FORMATION OF THE COMPANY

     Mid-America Apartment Communities, Inc. ("Mid-America") is a self-administrated and self-managed real estate investment trust which owns, develops, constructs, acquires and operates multifamily apartment communities mainly in the southeast and the midwest United States and Texas. The company owns and operates 129 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the "Operating Partnership") and its subsidiary, Mid-America Capital Partners, L.P. ("MACP"). MACP is a special purpose entity established in 1997 to issue first mortgage bonds. In addition to owning and operating apartment communities, the company conducts third party property management, construction and development activities through its service corporation, Flournoy Development Corporation.

  BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Mid-America, the Operating Partnership, and other subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  MINORITY INTEREST

     Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership ("Operating Partnership Units") Mid-America is the sole general partner of the Operating Partnership. Net income is allocated to the minority interest based on their respective ownership percentage of the Operating Partnership as described below. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the minority interest and Mid-America. Such transactions and the proceeds are treated as capital transactions and result in an allocation between shareholders' equity and minority interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

     The Company's Board established economic rights in respect of each Operating Partnership Unit that were equivalent to the economic rights in respect of each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect of the units as the per share distribution in respect of the common stock. Prior to 1997, the Operating Partnership agreement provided for the allocation of additional net income to the holders of Operating Partnership Units that would otherwise be the net income of the Mid-America. Effective January 1, 1997 the Operating Partnership agreement was amended to eliminate the additional allocation of income to the unitholders. Operating Partnership net income for 1998 was allocated 15.6% to holders of Operating Partnership Units and 84.4% to Mid-America. Operating Partnership net income for 1997 was allocated 17.9% to holders of Operating Partnership Units and 82.1% to Mid-America.

  USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REVENUE RECOGNITION

     The Company leases multifamily residential apartments under operating leases with terms of one year or less. Rental and other revenues are recorded when earned.

     In addition to leasing the owned Communities, the Company provides property management services for Section 42 Housing Tax Credit multifamily properties and conventional properties. Property management revenue is recorded on the accrual method of accounting as earned.

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

     The Company receives development and construction fees related to the development of third party properties. Development fees and construction income are recognized as earned as the property is developed and certain operating and financing performance conditions are met.

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

     In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard. including the cost of replacement appliances, carpet, interior painting, vinyl flooring, and blinds. These costs are capitalized.

     Depreciation is computed on a straight line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

     The Company periodically evaluates its real estate assets for impairment based upon undiscounted cash flows and measures impairment based on fair value. This determination is dependent primarily on the Company's estimates of occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1998 the Company does not hold any assets which management believes meet the impairment criteria.

     Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported on the accompanying balance sheet as "construction in progress" during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

completed unit's portion of total estimated development costs for the project are transferred to land, buildings and furniture, fixtures and equipment as real estate held for investment.

     Capitalization of interest, property taxes, insurance and allocated development overhead costs ceases upon the transfer, and the assets are depreciated over their estimated useful lives. Total interest capitalized during 1998, 1997 and 1996 was $4,265,000, $388,000 and $91,000 respectively.

  REAL ESTATE HELD FOR FUTURE DEVELOPMENT

     Real estate held for future development consists primarily of sites intended for future multifamily developments and is stated at the lower of cost or fair value less its cost to sell.

  DEFERRED COSTS AND OTHER INTANGIBLES

     Organization costs are amortized using the straight line method over 60 months. Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method. Cost in excess of fair value of net assets acquired is amortized using the straight line method over a range of 8 to 30 years.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for years beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Although the Company adopted this standard in 1998, none of the items identified for presentation under the statement are currently applicable to the Company.

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

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with 1998 presentation. The reclassification had no effect on net income available for common shareholders.

2.  BUSINESS COMBINATION

     On November 25, 1997, the Company completed the merger with Flournoy Development Company and related entities ("FDC") (the "FDC Merger") accounted for using the purchase method of accounting. Total consideration consisted of $88,271,000, including 1,550,311 shares of common stock and 412,110 Class A common units of the Operating Partnership, valued at $56,213,000 ($28.6875 per share and unit), $29,608,000 cash and transaction costs of approximately $2,450,000. The Company may also issue additional shares of Common Stock (the "Contingent Value Shares") having a value of up to $7,500,000 if certain agreed upon conditions are satisfied during calendar years 1998, 1999 and 2000. When and if issued, the Contingent Value Shares will be recorded as additional purchase consideration based upon the fair value of the Common Stock at the date of issuance. No Contingent Value Shares were issued during 1998. The operating results of FDC are included in the accompanying statement of operations commencing November 25, 1997.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The assets acquired and liabilities assumed in connection with the merger were recorded at their respective fair values as follows:

Fair value of assets acquired,
  primarily real estate assets.......  $   411,397,000
Liabilities assumed..................      335,326,000
                                       ---------------
     Net assets acquired.............  $    76,071,000
                                       ===============

     The following unaudited summarized pro forma consolidated financial information has been prepared as if the FDC Merger, various other insignificant acquisitions of properties during the periods presented and various financing transaction entered into in connection with the acquisitions had occurred as of the beginning of the period presented. The Company had no significant property acquisitions during 1998. In management's opinion, the summarized pro forma consolidated financial information does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented for the year ended December 31, 1997 are in thousands except for share amounts (unaudited):

Total revenues.......................  $       195,748
                                       ===============
Net income before extraordinary
  item...............................  $        22,104
Extraordinary item, net of minority
  interest...........................           (7,866)
Dividends on preferred shares........           (9,052)
                                       ---------------
     Net income available for common
       shareholders..................  $         5,186
                                       ===============
Per common share amounts:
Basic and diluted net income before
  extraordinary item per common
  share..............................  $          0.71
Basic and diluted net income
  available per common share.........  $          0.28

3.  BORROWINGS

     During 1998, the Company increased the borrowing limit of its Credit Line from $110 million to $200 million. The Credit Line is secured by certain of the properties, bears interest at LIBOR plus 1.35% (7.0% at December 31, 1998), expires in November 1999, and has various restrictive financial covenants. The Company had $117.0 million and $45.2 million outstanding under the Credit Line as of December 31, 1998 and 1997, respectively.

     The Company had approximately $612.0 million and $447.0 million at December 31, 1998 and 1997, respectively, outstanding under various mortgage notes and bonds payable secured by real estate assets and certain restricted cash accounts.

     At December 31, 1997, the Company, through one of its subsidiaries, had indebtedness of $140 million to Morgan Stanley Capital Inc. pursuant to a short-term promissory note (the "Bridge Loan"). The Bridge Loan was secured by 26 properties owned by the subsidiary.

     On March 26, 1998, the Company, issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The net proceeds from the sale of the Bonds were applied to the Bride Loan and utilized to fund costs of the issuance. The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the 26 mortgaged properties, with a net book value of $210.9 million at December 31, 1998.

     During 1998, the Company refinanced approximately $29.1 million of various notes payable with a $36.2 million, seven year amortizing note payable at 7.0% and acquired a new short-term note payable for $25.0 million with a fixed rate of 6.4% which was used to pay down the Credit Line. The Company also

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

refunded $4.8 million of bonds secured by its Sterling Ridge Apartments. The new 30 year bonds have a variable interest rate of 5.1% at December 31, 1998, as compared to the previous fixed rate of 8.75%. Additionally, the Company refunded $14.0 million of bonds secured by its Hunters Ridge Apartments. The Company incurred costs of $449,000, net of minority interest, for these combined transactions which is included in "Extraordinary item -- loss on early extinguishment of debt" in the accompanying financial statements along with $455,000 related to extinguishment of debt due to the sale of real estate and $86,000 related to refinancing of the Bridge Loan mentioned above.

     In anticipation of the March 6, 1998 Bond issuance discussed above, the Company entered four separate forward interest rate lock agreements in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average rate of 6.62%. On March 6, 1998 the Company realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts is being amortized into interest expense over the life of the related debt issuance.

     During 1997, the Company extinguished a bond note, resulting in an extraordinary loss of $771,000. At consummation of the merger with FDC, the Company repaid certain debt primarily attributable to FDC, resulting in an extraordinary loss of $7,851,000, net of minority interest.

     As of December 31, 1998, the Company estimated that the weighted average interest rate on the Company's debt was 7.11% with an average maturity of 10.9 years.

     The following tables summarize the Company's indebtedness at December 31, 1998.

                                                      AT DECEMBER 31, 1998
                                        ------------------------------------------------
                                            ACTUAL            AVERAGE
                                        INTEREST RATES     INTEREST RATE       MATURITY      1998       1997
                                        --------------     --------------     ----------   ---------  ---------
                                                                                               (DOLLARS IN
                                                                                                MILLIONS)
Fixed Rate:
     Taxable.........................     6.376-10.625%         7.508%         1999-2037   $   481.5  $   479.0
     Tax-exempt......................      5.281-7.594%         6.089%         2008-2028        97.9       90.0
                                                                                           ---------  ---------
                                                                                           $   579.4  $   569.0
Variable Rate:
     Taxable.........................        6.375-7.0%         6.890%         1999-2000   $   142.0  $    46.6
     Tax-exempt......................       5.10-5.625%          5.31%         2025-2028        32.0       16.6
                                                                                           ---------  ---------
                                                                                           $   174.0  $    63.2
                                                                                           ---------  ---------
                                                                                           $   753.4  $   632.2
                                                                                           =========  =========

     Scheduled principal repayments on the borrowings at December 31, 1998 are as follows (dollars in thousands):

YEAR                                    AMORTIZATION      BALLOON PAYMENTS     TOTAL
-------------------------------------   ------------      ----------------   ----------
1999.................................     $  4,980            $ 37,898       $   42,878
2000.................................        5,275             --                 5,275
2001.................................        5,532              43,400           48,932
2002.................................        5,780              11,303           17,083
2003.................................        5,466             154,120          159,586
Thereafter...........................      189,015             290,658          479,673
                                        ------------      ----------------   ----------
                                          $216,048            $537,379       $  753,427
                                        ============      ================   ==========

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's indebtedness includes various restrictive financial covenants. The Company believes that it was in compliance with these covenants as of December 31, 1998.

4.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

     Fixed rate notes payable at December 31, 1998 and 1997 total $579.4 million and $569.0 million, respectively, and have an estimated fair value of $569.3 million and $559.9 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1998 and 1997. These notes were subject to prepayment penalties in the event of repayment prior to maturity, which were not considered in determining their estimated fair value. The carrying value of variable rate notes payable in December 31, 1998 and 1997 total $174.0 million and $63.2 million, respectively, and reasonably approximates their fair value because the related variable interest rates reasonably approximate market rates. Included in these variable rate notes are certain Multifamily Housing Renewal bonds with rates which are less than the prime lending rates at December 31, 1998 and 1997. Approximately $32.0 million in 1998 and $16.6 million in 1997 of these mortgages are non-taxable and have lower rates than would be expected for taxable notes with similar terms.

     The Company has an interest rate swap agreement for $25 million notional amount which was outstanding as of December 31, 1998. The effective rate on the contract reasonably approximated market rates at December 31, 1998.

     The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

     The Company leases an aircraft to facilitate transportation between its properties. In 1998, the Company entered a new five year aircraft lease which generally provides for the Company to pay maintenance, insurance, and certain other operating costs of the leased property. The agreement has been accounted for as an operating lease. The Company incurred lease expense relating to aircraft lease agreements for the years ended December 31, 1998, 1997, and 1996 of $138,000, $187,000, and $185,400, respectively.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company qualifies for taxation as a REIT, the Company may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 1997 and 1996 and the estimated taxability for 1998.

                                        1998     1997     1996
                                        -----    -----    -----
Per common share
     Ordinary income.................   $1.28    $1.16    $1.50
     Capital gains...................    --       --        .02
     Return of capital...............     .92      .98      .52
                                        -----    -----    -----
          Total......................   $2.20    $2.14    $2.04
                                        =====    =====    =====

7.  SHAREHOLDERS EQUITY

  SERIES A PREFERRED STOCK

     Series A Cumulative Preferred Stock ("Series A Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. The Company issued 2,000,000 Series A Preferred shares in October 1996 and received net proceeds of $47.8 million.

  SERIES B PREFERRED STOCK

     Series B Cumulative Preferred Stock ("Series B Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly. In November 1997 the Company issued 1,938,830 Series B Preferred shares and received net proceeds of $46.6 million.

  SERIES C PREFERRED STOCK

     Series C Cumulative Redeemable Preferred Stock ("Series C Preferred
Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.34375 per share, payable quarterly. In June 1998 the Company issued 2,000,000 Series C Preferred shares and received net proceeds of $48.1 million.

  SERIES D PREFERRED STOCK -- SHAREHOLDERS RIGHTS PLAN

     During December 1998, the Board of Directors authorized a Shareholders Rights Plan (the "Rights Plan"). In implementing the Rights Plan, the Board declared a distribution of one right for each of the Company's outstanding common shares which would become exercisable only if a person or group (the "Acquiring Person") becomes the beneficial owner of 10% or more of the common shares or announces a tender or exchange offer that would result in ownership of 10% of the Company's common shares. The rights will trade with the Company's common stock until exercisable. Each holder of a right, other than the Acquiring Person, is in that event entitled to purchase one common share of the Company for each right at one half of the then current price.

  SERIES E PREFERRED STOCK

     Series E Cumulative Preferred Stock ("Series E Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. In December 1998 the Company issued 1,000,000 Series E Preferred shares in a direct placement with a

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

private investor. The Company received net proceeds of $24.7 million. After five years, the securities may be required by the purchaser to be redeemed by the Company in cash or common stock, at the Company's option, at the then market price.

  COMMON STOCK OFFERINGS

     In March 1997 the Company issued 2,300,000 shares of Common Stock and received net proceeds of $62.5 million. In October 1997 the Company issued 3,499,000 shares of Common Stock and received net proceeds of $98.2 million. The Company contributed the net proceeds of the offerings to the Operating Partnership in exchange for additional Operating Partnership Units.

  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") pursuant to which the Company's shareholders will be permitted to acquire shares of Common Stock through the reinvestment of distributions on Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series E Preferred Stock and through optional cash payments from shareholders. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 750,000 shares of Common Stock pursuant to the DRSPP. Common Stock shares totaling 62,175 and 24,785 were acquired by shareholders pursuant to the DRSPP during 1998 and 1997, respectively. As described in Note 12, in January 1999 the Company adopted the Direct Stock Purchase and Dividend Reinvestment Plan (the "DSPDRP") which will replace the current DRSPP plan.

  EARNINGS PER SHARE

     The computation of basic earnings per share is based on the weighted, average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares oustanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996 is presented on the Consolidated Statement of Operations.

     The computation of earnings per share does not include the Contingent Value Shares which may be issued in 1998, 1999, and 2000 due to the fact that the conditions for issuance of the shares have been satisfied. Also, the Series E Preferred Shares, which are convertible five years from the date of issuance, and approximately 750,000 options to acquire common shares are not included in the calculation because the assumed conversion would be anti-dilutive.

8.  EMPLOYEE BENEFIT PLANS

  401(K) SAVINGS PLAN

     The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. The Company's contribution to this plan was $318,200, $154,300 and $118,700 in 1998, 1997 and 1996, respectively.

  NON-QUALIFIED DEFERRED COMPENSATION PLAN

     The Company has adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company's 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees' investment earnings under the non-qualified plan

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

should be the same as the earning assets in the Company's 401(k) Savings Plan. The company's match to this plan in 1998, 1997 and 1996 was $19,100, $18,600 and $23,600, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

     The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the "ESPP") provides a means for employees to purchase common stock of the Company. The board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 1998, 1997 and 1996, the ESPP purchased 5,242, 2,758 and 3,176 shares, respectively.

  EMPLOYEE STOCK OWNERSHIP PLAN

     The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the "ESOP") which is a non-contributory stock bonus plan that satisfies the requirements of Section 401 (a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of Common Stock to the ESOP upon conclusion of the IPO. During 1998, 1997 and 1996, the Company contributed $448,300, $344,000 and $276,000, respectively, to the ESOP which purchased an additional 17,156, 11,921 and 8,208 shares, respectively.

  STOCK OPTION PLAN

     The Company has adopted the 1994 Restricted Stock and Stock Option Plan (the "Plan') to provide incentives to attract and retain independent directors, executive officers and key employees. The Plan provides for the grant of options to purchase a specified number of shares of common stock ("Options") or grants of restricted shares of common stock ("Restricted Stock"). The Plan also allows the Company to grant options to purchase Operating Partnership Units at the price of the Common Stock on the New York Stock Exchange on the day prior to issuance of the units (the "LESOP Provision"). During the first quarter of 1997, the Company amended the Plan to increase the shares authorized from 500,000 to 1,000,000 and to remove the restriction on the number of options that may be issued, subject to overall plan limits.

     The Compensation Committee of the Board of Directors is responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and terms and conditions of Restricted Stock. In 1997 the Company granted options to certain executive and other officers to purchase 96,000 shares of Common Stock and 110,000 Operating Partnership Units pursuant to the LESOP Provision. In 1997 options to purchase 75,000 shares of common stock and 110,000 Operating Partnership Units were exercised and the Company advanced a portion of the purchase price of these shares and units. The employee advances mature five years from date of issuance and accrue interest, payable in arrears, at a rate of 7.0% per annum and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets. The Company entered into supplemental bonus agreements with the employees which are intended to fund the payment of the advances over a five year period. Under the terms of the supplemental bonus agreements, the Company will pay cash bonuses to these employees equal to 20% of the original note balance on each anniversary date of the advances. The bonuses are limited to 15% of the aggregate purchase price of the common shares and units.

     During March 1998, the Company issued 50,000 shares of common stock at the then market price of $28.0625 and 100,000 Operating Partnership Units to certain executive officers of the Company at the then current market price of $28.125 per share. The Company received approximately $3,583,000 cash and advanced the employees approximately $632,000 secured by the common stock and Operating Partnership Units of the Company. The advances bear interest at 5.59% per annum, have annual principal payments of

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $126,000 and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     During May 1998, the Company issued an additional 100,000 shares of common stock to certain executive officers of the Company at the then market price of $27.25. The Company received approximately $2,316,250 cash and advanced the employees approximately $408,750 secured by the common stock of the Company. The advances bear interest at 5.68% per annum, and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     In addition, the Company has agreed to pay a bonus to the executive officers mentioned above for as long as they remain employed by the Company in an amount equal to the debt service on the advances from the Company. The advances will become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company.

     Additionally throughout 1998 and 1997, the Company issued 69,000 shares of common stock to certain other officers of the Company at the market price on the date of issuance which ranges from $25.38 to $27.25 per share. The Company received approximately $900,000 cash and advanced the employees approximately $900,000. The advances bear interest at 7.5% and 8.25% per annum, are secured by the stock of the Company and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets. The Company has agreed to pay an annual bonus for five years to these officers amounting to 3% of the original purchase price of the shares. The advances will become due and payable if the employees terminate their employment with the Company.

     At December 31, 1998 and 1997, the total outstanding principal balance on the employee advances was approximately $2,219,000 and $906,000 respectively, and is presented as a reduction of the Company's statements of shareholders' equity.

     A summary of changes in Options to acquire shares of Common Stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 1998 is as follows:

                                                        WEIGHTED AVERAGE
                                        OPTIONS          EXERCISE PRICE
                                       ----------       ----------------
Outstanding at December 31, 1995.....     247,550            $21.00
     Granted.........................      99,000             26.50
     Exercised.......................      (1,900)            19.75
     Forfeited.......................      (6,000)            25.81
                                       ----------
Outstanding at December 31, 1996.....     338,650             22.53
     Granted.........................     416,500             29.46
     Exercised.......................    (218,625)            28.17
     Forfeited.......................     (13,025)            27.91
                                       ----------
Outstanding at December 31, 1997.....     523,500             25.40
     Granted.........................     663,250             28.78
     Exercised.......................    (338,581)            28.28
     Forfeited.......................     (52,850)            27.81
                                       ----------
Outstanding at December 31, 1998.....     795,319             26.87
                                       ==========
Options exercisable:
     December 31, 1996...............      84,050            $20.82
     December 31, 1997...............     140,500             21.71
     December 31, 1998...............     208,769             23.19

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Exercise prices for options outstanding as of December 31, 1998 ranged from $19.75 to $29.50. The weighted average remaining contractual life of those options is 8.1 years.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25. The pro forma effects of stock options granted in 1998 and 1997, excluding the shares issued under the LESOP provision, to net income per common share were $0.01 and $0.01, respectively. There was no impact to earnings per share in 1996.

9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk or as protection to hedge the interest rate risk of the Company's variable rate debt by locking the effective rate on portions of the outstanding line of credit (the "Credit Line").

     In 1998 the Company entered an Interest Rate Swap Agreement which expires on August 15, 2003 that effectively locks the interest rate the Company pays on a portion of its Credit Line. As of December 31, 1998, $25 million notional amount was outstanding on this agreement with a fixed interest rate paid by the Company of 5.28%.

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

11.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. At December 31, 1998, the Company owned and operated 129 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 1998, 1997, and 1996 (in 000's):

                                          1998        1997        1996
                                       ----------  ----------  ----------
Multifamily rental revenues..........  $  210,591  $  135,673  $  110,090
Other multifamily revenues...........       2,248       1,426       1,595
Reconciling items to consolidated
  revenues:
Management and development income,
  net................................       1,841         164      --
Interest income and other revenues...         863       1,853         197
                                       ----------  ----------  ----------
       Total segment revenues........  $  215,543  $  139,116  $  111,882
                                       ==========  ==========  ==========
Multifamily net operating income.....     132,922      84,695      69,115
Reconciling items to net income:
     Management and development
       income, net...................       1,841         164      --
     Interest income and other
       revenues......................         863       1,853         197
     Interest expense................     (45,704)    (28,943)    (25,766)
     General and administrative
       expenses......................     (11,960)     (6,602)     (6,154)
     Depreciation and amortization...     (46,021)    (27,737)    (21,443)
     Amortization of deferred
       financing costs...............      (2,348)       (888)       (661)
     Gain/(Loss) from disposition of
       properties....................         408      --           2,185
     Extraordinary items, net........        (990)     (8,622)     --
     Minority interest...............      (2,254)     (2,693)     (3,213)
     Dividends on Preferred Shares...     (11,430)     (5,252)       (990)
                                       ----------  ----------  ----------
       Net income available for
          common shareholders........  $   15,327  $    5,975  $   13,270
                                       ==========  ==========  ==========

                                           1998          1997
                                       ------------  ------------
ASSETS
Multifamily real estate assets.......  $  1,412,078  $  1,193,256
Accumulated
  depreciation -- multifamily
  assets.............................      (117,773)      (76,129)
                                       ------------  ------------
                                          1,294,305     1,117,127
Land held for future development.....        11,781         8,849
Commercial properties, net...........         9,282         8,728
Cash and Restricted Cash.............        16,519        28,202
Other assets.........................        35,540        30,964
                                       ------------  ------------
     Total Assets....................  $  1,366,427  $  1,193,870
                                       ============  ============

                                         1998       1997       1996
                                       ---------  ---------  ---------
Total expenditures for property
  additions..........................  $  32,336  $  20,205  $  18,437
                                       =========  =========  =========

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  SUBSEQUENT EVENTS (UNAUDITED)

  DECLARATION OF DIVIDEND

     The Company declared a 1998 fourth quarter common stock dividend of $.575 per share to be paid January 29, 1999 to holders of record on January 22, 1999.

  DEVELOPMENT ACTIVITIES

     Since December 31, 1998, the Company has announced plans to develop four apartment communities, two of which were recently approved by the Board of Directors, representing a total investment of $99 million over the next two years. The development communities include Sandstone Creek, in Overland Park, Kansas (354 units) expected to commence in late summer of 1999; Kenwood Club, in Katy Texas (320 units) expected to commence in April; Paddock Club, in Melbourne, Florida (300 units) expected to commence in April of 1999; and Grande View, in Nashville, Tennessee (433 units) already under construction.

  DIRECT STOCK PURCHASE AND DISTRIBUTION REINVESTMENT PLAN

     In January 1999 the Company adopted the DSPDRP pursuant to which the Company's shareholders have the ability to reinvest all or part of distribution from Mid-America common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. Also the plan provides the opportunity for shareholders to buy additional shares through an optional cash investment. This plan is intended to replace the current DRSPP, and participants of the current plan will be automatically enrolled in the new plan.

  JOINT VENTURE AGREEMENT

     In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC, a subsidiary of an investment management firm located in New York City, to own and operate apartment communities. The Company simultaneously sold 6 apartments communities to the newly formed Joint Venture for approximately $65 million in cash. The Company will retain a 33 percent ownership in the Joint Venture and will continue to manage the properties for a fee. The Company invested approximately $4.0 million in the Joint Venture and loaned the Joint Venture approximately $3.0 million at an interest rate of 10% for the life of the entity. The net proceeds from the transaction will be used to pay down the Company's Credit Line. The agreement provides that income and cash flows generated by the Joint Venture be allocated based on respective ownership percentages. The Company will account for its investment in the joint venture using the equity method of accounting. The Company plans to sell an additional 4 apartment communities to the Joint Venture later in the year. The proceeds of any such transaction are expected to be used to pay down the Company's Credit Line.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

MID-AMERICA APARTMENT COMMUNITIES, INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                              YEAR ENDED DECEMBER 31, 1998
                                       -------------------------------------------
                                         FIRST      SECOND      THIRD      FOURTH
                                       ---------    -------   ---------    -------
Total revenues.......................  $  50,982    $51,113   $  54,363    $59,085
Income before minority interest in
  operating partnership income and
  extraordinary item.................  $   7,467    $ 7,459   $   7,764    $ 7,311
Minority interest in operating
  partnership income.................  $     421    $   746   $     610    $   477
Extraordinary item, net of minority
  interest...........................  $    (371)   $  (619)  $  --        $ --
Net income (loss) available for
  common shareholders................  $   4,412    $ 3,818   $   3,719    $ 3,378
Per share:
Basic and diluted per share:
Net income available per common
  shares
     Before extraordinary item.......  $    0.26    $  0.24   $    0.20    $  0.18
     Extraordinary item..............  $   (0.02)   $ (0.04)  $  --        $ --
                                       ---------    -------   ---------    -------
     Net income available per common
       share.........................  $    0.24    $  0.20   $    0.20    $  0.18
                                       =========    =======   =========    =======
Dividend declared....................  $    0.55    $  0.55   $    0.55    $ 0.575

                                              YEAR ENDED DECEMBER 31, 1998
                                       -------------------------------------------
                                       FIRST(1)     SECOND(1) THIRD(1)     FOURTH(1)
                                       ---------    -------   ---------    -------
Total revenues.......................  $  29,839    $32,720   $  34,395    $42,162
Income before minority interest in
  operating partnership income and
  extraordinary item.................  $   4,704    $ 5,461   $   5,085    $ 7,292
Minority interest in operating
  partnership income.................  $     527    $   651   $     620    $   895
Extraordinary item, net of minority
  interest...........................  $  --        $ --      $  --        $(8,622)
Net income (loss) available for
  common shareholder.................  $   2,990    $ 3,622   $   3,278    $(3,915)
Per share:
Basic and diluted per share:
Net income available per common
  shares
     Before extraordinary item.......  $    0.26    $  0.27   $    0.24    $  0.27
     Extraordinary item..............  $  --        $ --      $  --        $ (0.50)
                                       ---------    -------   ---------    -------
     Net income available per common
       share.........................  $    0.26    $  0.27   $    0.24    $ (0.23)
                                       =========    =======   =========    =======
Dividend declared....................  $   0.535    $ 0.535   $   0.535    $  0.55

------------

(1) During the quarter ended December 31, 1997, the Operating Partnership Agreement was amended to eliminate, effective January 1, 1997, the additional allocation of income to the Class A Common unitholders. The amounts previously reported for prior quarters during 1997 have been restated for the effect of this amendment. The effect of this amendment was to increase net income available for shareholders approximately $315, $257 and $200 and to increase net income available per common share by $0.03, $0.02, and $0.02 for the first, second and third quarters of 1997.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                       GROSS
                                                                                                                       AMOUNT
                                                                                                                       CARRIED
                                                                                                                       AT
                                                                                                   COST CAPITALIZED    DECEMBER
                                                                                                    SUBSEQUENT TO       31,
                                                                               INITIAL COST          ACQUISITION       1998(5)
                                                                           --------------------   ------------------   ------
                                                                                      BUILDING             BUILDING
                                                                                         AND                  AND
PROPERTY NAME                          LOCATION            ENCUMBRANCES      LAND     FIXTURES     LAND    FIXTURES     LAND
-------------------------------------  ------------------  -------------   --------   ---------   ------   ---------   ------
The Advantages.......................  Jackson, MS             --     (1)  $    422   $   3,727   $    0   $     834   $  422
McKellar Woods.......................  Memphis, TN             --     (8)       737      13,200        0       1,661      737
Pine Trails..........................  Clinton, MS           $   1,315          178       2,728        0         625      178
Reflection Pointe....................  Jackson, MS           $   5,882          710       8,770      140       2,313      850
Riverhills...........................  Grenada, MS           $     819          153       2,092        0         275      153
Woodridge............................  Jackson, MS           $   4,735          471       5,522        0         369      471
Greenbrook...........................  Memphis, TN             --     (8)     2,100      24,468       25       6,034    2,125
Hamilton Pointe......................  Chattanooga, TN         --     (1)       686       6,281        0         993      686
Hidden Creek.........................  Chattanooga, TN         --     (1)       895       8,098        0       1,218      895
Steeplechase.........................  Hixson, TN              --     (9)       217       1,957        0       1,174      217
Cedar Mill(7)........................  Memphis, TN             --     (1 &(8)   475       6,546        0       1,323      475
Clearbrook Village...................  Memphis, TN           $   1,091          260       3,658        0         612      260
Crossings............................  Memphis, TN             --     (1)       554       2,216        0         551      554
Eastview.............................  Memphis, TN           $   2,827          700       9,646        0       1,390      700
Gleneagles...........................  Memphis, TN             --     (1)       443       3,983        0       1,467      443
The Park Estate......................  Memphis, TN             --     (8)       178       1,141        0         857      178
Winchester Square....................  Memphis, TN             --     (1)       350       7,279        0         958      350
Post House North.....................  Jackson, TN           $   3,585          381       4,299        0         716      381
Post House Jackson...................  Jackson, TN           $   5,098          443       5,078        0         552      443
The Oaks.............................  Jackson, TN             --     (1)       177       1,594        0         640      177
The Corners..........................  Winston-Salem, NC     $   4,198          685       6,165        0         566      685
Park Haywood.........................  Greenville, SC          --     (9)       325       2,925       35       2,459      360
Hickory Farm.........................  Memphis, TN             --     (1)       580       5,220        0         465      580
Lakeshore Landing....................  Jackson, MS             --     (1)       480       4,320        0         627      480
Woodstream...........................  Greensboro, NC          --     (2)       953       8,599        0         758      953
Stonemill Village....................  Louisville, KY          --     (1)     1,169      10,518        0       1,239    1,169
Canyon Creek.........................  St. Louis, MO           --     (1)       880       7,923      220       1,691    1,100
Whispering Oaks......................  Little Rock, AR       $   3,000          506       4,551        0       1,552      506
Pear Orchard.........................  Jackson, MS             --     (9)     1,352      12,168        0       1,228    1,352
Celery Stalk.........................  Dallas, TX            $   8,460        1,463      13,165        0       1,925    1,463
Lane at Towne Crossing...............  Mesquite, TX            --     (2)     1,038       9,338        0       1,187    1,038
Hollybrook...........................  Dalton, GA            $   2,520          405       3,646        0         916      405
Green Tree Place.....................  Woodlands, TX         $   3,180          539       4,850        0         623      539
MacArthur Ridge......................  Irving, TX              --     (2)     1,131      10,183        0         612    1,131
Lincoln on the Green.................  Memphis, TN             --     (10)    1,498      13,484        0         854    1,498
Brentwood Downs......................  Nashville, TN         $   6,678        1,193      10,739        0         664    1,193
Shenandoah Ridge.....................  Augusta, GA             --     (9)       650       5,850        0       1,820      650
Westborough Crossing.................  Katy, TX              $   3,958          677       6,091        0         681      677
Sailwinds at Lake Magdalene..........  Tampa, FL             $  15,950        2,212      19,909        0       7,748    2,212


                                                                                                           LIFE USED
                                                                                                          TO COMPUTE
                                                                                                         DEPRECIATION
                                       BUILDING                                                            IN LATEST
                                          AND                  ACCUMULATED                  DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION      NET     CONSTRUCTION    STATEMENT(6)
-------------------------------------  ---------   ---------   ------------   ---------  -------------   -------------
The Advantages.......................  $   4,561   $   4,983        (1,273)       3,710     1984           5 - 40
McKellar Woods.......................     14,861      15,598        (2,768)      12,830     1976           5 - 40
Pine Trails..........................      3,353       3,531        (1,209)       2,322     1978           5 - 40
Reflection Pointe....................     11,083      11,933        (1,657)      10,276     1986           5 - 40
Riverhills...........................      2,367       2,520          (563)       1,957     1972           5 - 40
Woodridge............................      5,891       6,362          (926)       5,436     1987           5 - 40
Greenbrook...........................     30,502      32,627        (5,132)      27,495     1986           5 - 40
Hamilton Pointe......................      7,274       7,960        (1,315)       6,645     1989           5 - 40
Hidden Creek.........................      9,316      10,211        (2,743)       7,468     1987           5 - 40
Steeplechase.........................      3,131       3,348          (693)       2,655     1986           5 - 40
Cedar Mill(7)........................      7,869       8,344        (1,638)       6,706   1973/1986        5 - 40
Clearbrook Village...................      4,270       4,530          (761)       3,769     1974           5 - 40
Crossings............................      2,767       3,321          (749)       2,572     1974           5 - 40
Eastview.............................     11,036      11,736        (2,225)       9,511     1974           5 - 40
Gleneagles...........................      5,450       5,893        (1,810)       4,083     1975           5 - 40
The Park Estate......................      1,998       2,176          (897)       1,279     1974           5 - 40
Winchester Square....................      8,237       8,587        (1,499)       7,088     1973           5 - 40
Post House North.....................      5,015       5,396          (778)       4,618     1987           5 - 40
Post House Jackson...................      5,630       6,073          (885)       5,188     1987           5 - 40
The Oaks.............................      2,234       2,411          (419)       1,992     1978           5 - 40
The Corners..........................      6,731       7,416        (1,161)       6,255     1982           5 - 40
Park Haywood.........................      5,384       5,744          (789)       4,955     1983           5 - 40
Hickory Farm.........................      5,685       6,265        (1,002)       5,263     1985           5 - 40
Lakeshore Landing....................      4,947       5,427          (870)       4,557     1974           5 - 40
Woodstream...........................      9,357      10,310        (1,567)       8,743     1983           5 - 40
Stonemill Village....................     11,757      12,926        (2,041)      10,885     1985           5 - 40
Canyon Creek.........................      9,614      10,714        (1,585)       9,129     1987           5 - 40
Whispering Oaks......................      6,103       6,609        (1,083)       5,526     1978           5 - 40
Pear Orchard.........................     13,396      14,748        (2,252)      12,496     1985           5 - 40
Celery Stalk.........................     15,090      16,553        (2,426)      14,127     1978           5 - 40
Lane at Towne Crossing...............     10,525      11,563        (1,788)       9,775     1983           5 - 40
Hollybrook...........................      4,562       4,967          (718)       4,249     1972           5 - 40
Green Tree Place.....................      5,473       6,012          (890)       5,122     1984           5 - 40
MacArthur Ridge......................     10,795      11,926        (1,710)      10,216     1991           5 - 40
Lincoln on the Green.................     14,338      15,836        (2,236)      13,600     1988           5 - 40
Brentwood Downs......................     11,403      12,596        (1,852)      10,744     1986           5 - 40
Shenandoah Ridge.....................      7,670       8,320        (1,276)       7,044     1982           5 - 40
Westborough Crossing.................      6,772       7,449        (1,083)       6,366     1984           5 - 40
Sailwinds at Lake Magdalene..........     27,657      29,869        (4,734)      25,135     1975           5 - 40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                          GROSS
                                                                                                                          AMOUNT
                                                                                                                          CARRIED
                                                                                                                          AT
                                                                                                      COST CAPITALIZED    DECEMBER
                                                                                                       SUBSEQUENT TO       31,
                                                                                  INITIAL COST          ACQUISITION       1998(5)
                                                                              --------------------   ------------------   ------
                                                                                         BUILDING             BUILDING
                                                                                            AND                  AND
PROPERTY NAME                          LOCATION               ENCUMBRANCES      LAND     FIXTURES     LAND    FIXTURES     LAND
-------------------------------------  ---------------------  -------------   --------   ---------   ------   ---------   ------
Woodbridge at the Lake...............  Jacksonville, FL         $   3,600          645       5,804        0         903      645
Lakepointe...........................  Lexington, KY              --     (9)       411       3,699        0         622      411
The Mansion..........................  Lexington, KY            $   4,140          694       6,242        0         877      694
The Village..........................  Lexington, KY              --     (9)       900       8,097        0         908      900
Cypresswood Court....................  Spring, TX               $   3,330          577       5,190        0         738      577
The Lodge at Timberglen..............  Dallas, TX               $   4,740          825       7,422        0       1,572      825
Calais Forest........................  Little Rock, AR          $   5,610        1,026       9,244        0       1,223    1,026
The Fairways.........................  Columbia, SC             $   7,605          910       8,207        0         446      910
Kirby Station........................  Memphis, TN                --     (9)     1,148      10,337        0       1,994    1,148
Belmere..............................  Tampa, FL                  --     (9)       851       7,667        0       1,036      851
Williamsburg Village.................  Jackson, TN                --     (9)       523       4,711        0         501      523
Fairways @ Royal Oak.................  Cincinnati, OH             --     (9)       814       7,335        0         796      814
Tanglewood...........................  Anderson, SC             $   2,496          427       3,853        0         628      427
Woods at Post House..................  Jackson, TN              $   5,285          240       6,839        0         542      240
Somerset.............................  Jackson, MS                --     (9)       477       4,294        0         606      477
Highland Ridge.......................  Greenville, SC             --     (3)       482       4,337        0         406      482
Spring Creek.........................  Greenville, SC             --     (3)       597       5,374        0         420      597
St. Augustine........................  Jacksonville, FL           --     (4)     2,858       6,475        0       1,765    2,858
Cooper's Hawk........................  Jacksonville, FL           --     (4)       854       7,500        0         585      854
Marsh Oaks...........................  Atlantic Beach, FL         --     (9)       244       2,829        0         557      244
Park at Hermitage....................  Nashville, TN            $   7,985        1,524      14,800        0       1,338    1,524
Anatole..............................  Daytona Beach, FL        $   7,000        1,227       5,879        0         577    1,227
The Savannahs........................  Melbourne, FL              --     (4)       582       7,868        0         976      582
Stassney Woods.......................  Austin, TX               $   4,715        1,621       7,501        0       1,016    1,621
Travis Station.......................  Austin, TX               $   4,165        2,282       6,169        0         857    2,282
Runaway Bay..........................  Mt. Pleasant, SC           --     (3)     1,085       7,269        0         527    1,085
The Township.........................  Hampton, VA              $  10,800        1,509       8,189        0         523    1,509
Lakeside.............................  Jacksonville, FL           --     (9)     1,431      12,883      288       2,287    1,719
Crosswinds...........................  Jackson, MS                --     (9)     1,535      13,826        0         935    1,535
Sutton Place.........................  HornLake, MS               --     (9)       894       8,053        0         678      894
Savannah Creek.......................  Southaven, MS              --     (9)       778       7,013        0         499      778
Napa Valley..........................  Little Rock, AR            --     (9)       960       8,642        0         579      960
Tiffany Oaks.........................  Altamonte Springs, FL      --     (9)     1,024       9,219        0         692    1,024
Lincoln on the Green -- II...........  Memphis, TN                --                 0       6,999        0       6,974        0
Howell Commons.......................  Greenville, SC             --     (9)     1,304      11,740        0         508    1,304
Balcones Woods.......................  Austin, TX               $   8,804        1,598      14,398        0       1,317    1,598
Westside Creek I.....................  Little Rock, AR            --     (9)       616       5,559        0         392      616
Fairways at Hartland.................  Bowling Green, KY        $   4,627        1,038       9,342        0         620    1,038
Woodhollow...........................  Jacksonville, FL         $   9,973        1,686      15,179        0       1,087    1,686


                                                                                                           LIFE USED
                                                                                                          TO COMPUTE
                                                                                                         DEPRECIATION
                                       BUILDING                                                            IN LATEST
                                          AND                  ACCUMULATED                  DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION      NET     CONSTRUCTION    STATEMENT(6)
-------------------------------------  ---------   ---------   ------------   ---------  -------------   -------------
Woodbridge at the Lake...............      6,707       7,352        (1,065)       6,287     1985           5 - 40
Lakepointe...........................      4,321       4,732          (694)       4,038     1986           5 - 40
The Mansion..........................      7,119       7,813        (1,081)       6,732     1987           5 - 40
The Village..........................      9,005       9,905        (1,442)       8,463     1989           5 - 40
Cypresswood Court....................      5,928       6,505          (908)       5,597     1984           5 - 40
The Lodge at Timberglen..............      8,994       9,819        (1,455)       8,364     1984           5 - 40
Calais Forest........................     10,467      11,493        (1,606)       9,887     1987           5 - 40
The Fairways.........................      8,653       9,563        (1,288)       8,275     1992           5 - 40
Kirby Station........................     12,331      13,479        (1,893)      11,586     1978           5 - 40
Belmere..............................      8,703       9,554        (1,314)       8,240     1984           5 - 40
Williamsburg Village.................      5,212       5,735          (793)       4,942     1987           5 - 40
Fairways @ Royal Oak.................      8,131       8,945        (1,207)       7,738     1988           5 - 40
Tanglewood...........................      4,481       4,908          (657)       4,251     1980           5 - 40
Woods at Post House..................      7,381       7,621        (1,371)       6,250     1995           5 - 40
Somerset.............................      4,900       5,377          (750)       4,627     1981           5 - 40
Highland Ridge.......................      4,743       5,225          (528)       4,697     1984           5 - 40
Spring Creek.........................      5,794       6,391          (663)       5,728     1984           5 - 40
St. Augustine........................      8,240      11,098        (1,297)       9,801     1987           5 - 40
Cooper's Hawk........................      8,085       8,939        (1,095)       7,844     1987           5 - 40
Marsh Oaks...........................      3,386       3,630          (468)       3,162     1986           5 - 40
Park at Hermitage....................     16,138      17,662        (2,089)      15,573     1987           5 - 40
Anatole..............................      6,456       7,683          (867)       6,816     1986           5 - 40
The Savannahs........................      8,844       9,426        (1,163)       8,263     1990           5 - 40
Stassney Woods.......................      8,517      10,138        (1,140)       8,998     1985           5 - 40
Travis Station.......................      7,026       9,308          (910)       8,398     1987           5 - 40
Runaway Bay..........................      7,796       8,881        (1,018)       7,863     1988           5 - 40
The Township.........................      8,712      10,221        (1,030)       9,191     1987           5 - 40
Lakeside.............................     15,170      16,889        (1,708)      15,181     1985           5 - 40
Crosswinds...........................     14,761      16,296        (1,319)      14,977   1988/1990        5 - 40
Sutton Place.........................      8,731       9,625          (782)       8,843     1991           5 - 40
Savannah Creek.......................      7,512       8,290          (665)       7,625     1989           5 - 40
Napa Valley..........................      9,221      10,181          (722)       9,459     1984           5 - 40
Tiffany Oaks.........................      9,911      10,935          (724)      10,211     1985           5 - 40
Lincoln on the Green -- II...........     13,973      13,973          (680)      13,293     1997           5 - 40
Howell Commons.......................     12,248      13,552          (828)      12,724   1986/1988        5 - 40
Balcones Woods.......................     15,715      17,313        (1,001)      16,312     1983           5 - 40
Westside Creek I.....................      5,951       6,567          (372)       6,195     1984           5 - 40
Fairways at Hartland.................      9,962      11,000          (618)      10,382     1996           5 - 40
Woodhollow...........................     16,266      17,952        (1,048)      16,904     1986           5 - 40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                       GROSS
                                                                                                                       AMOUNT
                                                                                                                       CARRIED
                                                                                                                       AT
                                                                                                   COST CAPITALIZED    DECEMBER
                                                                                                    SUBSEQUENT TO       31,
                                                                               INITIAL COST          ACQUISITION       1998(5)
                                                                           --------------------   ------------------   ------
                                                                                      BUILDING             BUILDING
                                                                                         AND                  AND
PROPERTY NAME                          LOCATION            ENCUMBRANCES      LAND     FIXTURES     LAND    FIXTURES     LAND
-------------------------------------  ------------------  -------------   --------   ---------   ------   ---------   ------
The Woods............................  Austin, TX              --     (2)     1,012       9,120        0       1,121    1,012
Hunters Ridge at Deerwood............  Jacksonville, FL        --     (11)    1,533      13,835        0         159    1,533
Austin Chase.........................  Macon, GA               --     (11)    1,409      12,687        0        (503)   1,409
Westside Creek II....................  Little Rock, AR       $   4,918          654       5,904        0         230      654
Woodwinds............................  Aiken, SC             $   3,500          503       4,540        0         265      503
Hermitage at Beechtree...............  Cary, NC                --     (9)       900       8,099        0         539      900
Bradford Pointe (Sterling Ridge).....  Augusta, GA           $   4,760          772       6,949        0         301      772
Colony at SoutHPark..................  Aiken, SC               --     (2)       757       6,820        0         337      757
Fountain Lake........................  Brunswick, GA         $   2,969          502       4,551        0         676      502
Hidden Lake I........................  Union City, GA        $   4,521          675       6,128        0         263      675
Hidden Lake II.......................  Union City, GA          --     (9)       621       5,587        0         154      621
Hidden Oaks I........................  Albany, GA              --               364       3,300        0        (333)     364
Hidden Oaks II.......................  Albany, GA            $   2,429          306       2,774        0        (169)     306
High Ridge...........................  Athens, GA              --     (9)       884       7,958        0         170      884
Paddock Club Columbia I..............  Columbia, SC            --     (2)     1,040       9,360        0         162    1,040
Paddock Club Huntsville..............  Huntsville, AL          --     (2)       830       7,470        0         248      830
Paddock Club Jacksonville I..........  Jacksonville, FL        --     (10)      963       8,739        0         133      963
Paddock Club Lakeland I..............  Lakeland, FL            --     (10)      951       8,630        0         529      951
Paddock Club Lakeland II.............  Lakeland, FL            --     (10)    1,303      11,822        0         218    1,303
Paddock Club Tallahassee I...........  Tallahassee, FL         --     (2)       950       8,550        0         155      950
Paddock Park I.......................  Ocala, FL             $   6,805          901       8,177        0         362      901
Paddock Park II......................  Ocala, FL               --     (2)     1,383      12,547        0         372    1,383
Park Place...........................  Spartanburg, SC         --     (9)       723       6,504        0         482      723
Park Walk............................  College Park, GA      $   3,392          536       4,859        0         206      536
Regency Club.........................  Albany, GA              --               198       1,795        0      (1,193)     198
River Trace I........................  Memphis, TN           $   5,743          881       7,996        0         388      881
River Trace II.......................  Memphis, TN           $   5,664          741       6,727        0         254      741
Riverwind............................  Columbus, GA            --               108         979        0         179      108
Southland Station I..................  Warner Robins, GA       --     (9)       777       6,992        0         383      777
Southland Station II.................  Warner Robins, GA       --               693       6,292        0          87      693
Three Oaks I.........................  Valdosta, GA          $   2,849          462       4,188        0         247      462
Three Oaks II........................  Valdosta, GA          $   2,933          460       4,170        0         170      460
The Vistas...........................  Macon, GA             $   4,074          595       5,403        0         173      595
Westbury Creek.......................  Augusta, GA           $   3,167          400       3,626        0         324      400
Westbury Springs.....................  Lilburn, GA           $   4,249          665       6,038        0         311      665
Whispering Pines I...................  LaGrange, GA          $   2,737          454       4,116        0         154      454
Whispering Pines II..................  LaGrange, GA          $   2,523          370       3,354        0         159      370
Whisperwood..........................  Columbus, GA            --     (2)     2,330      20,970        0         890    2,330
Whisperwood Spa I....................  Columbus, GA            --     (2)     1,510      13,590        0         234    1,510


                                                                                                           LIFE USED
                                                                                                          TO COMPUTE
                                                                                                         DEPRECIATION
                                       BUILDING                                                            IN LATEST
                                          AND                  ACCUMULATED                  DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION      NET     CONSTRUCTION    STATEMENT(6)
-------------------------------------  ---------   ---------   ------------   ---------  -------------   -------------
The Woods............................     10,241      11,253          (567)      10,686     1977           5 - 40
Hunters Ridge at Deerwood............     13,994      15,527          (102)      15,425     1987           5 - 40
Austin Chase.........................     12,184      13,593          (106)      13,487     1996           5 - 40
Westside Creek II....................      6,134       6,788          (265)       6,523     1986           5 - 40
Woodwinds............................      4,805       5,308          (208)       5,100     1988           5 - 40
Hermitage at Beechtree...............      8,638       9,538          (339)       9,199     1988           5 - 40
Bradford Pointe (Sterling Ridge).....      7,250       8,022          (288)       7,734     1986           5 - 40
Colony at SoutHPark..................      7,157       7,914          (268)       7,646   1989/1991        5 - 40
Fountain Lake........................      5,227       5,729          (207)       5,522     1983           5 - 40
Hidden Lake I........................      6,391       7,066          (240)       6,826     1985           5 - 40
Hidden Lake II.......................      5,741       6,362          (218)       6,144     1987           5 - 40
Hidden Oaks I........................      2,967       3,331          (130)       3,201     1979           5 - 40
Hidden Oaks II.......................      2,605       2,911          (110)       2,801     1980           5 - 40
High Ridge...........................      8,128       9,012          (306)       8,706     1987           5 - 40
Paddock Club Columbia I..............      9,522      10,562          (361)      10,201     1989           5 - 40
Paddock Club Huntsville..............      7,718       8,548          (291)       8,257     1989           5 - 40
Paddock Club Jacksonville I..........      8,872       9,835          (341)       9,494     1989           5 - 40
Paddock Club Lakeland I..............      9,159      10,110          (344)       9,766     1988           5 - 40
Paddock Club Lakeland II.............     12,040      13,343          (457)      12,886     1990           5 - 40
Paddock Club Tallahassee I...........      8,705       9,655          (335)       9,320     1990           5 - 40
Paddock Park I.......................      8,539       9,440          (328)       9,112     1986           5 - 40
Paddock Park II......................     12,919      14,302          (500)      13,802     1988           5 - 40
Park Place...........................      6,986       7,709          (259)       7,450     1987           5 - 40
Park Walk............................      5,065       5,601          (190)       5,411     1985           5 - 40
Regency Club.........................        602         800           (73)         727     1983           5 - 40
River Trace I........................      8,384       9,265          (315)       8,950     1981           5 - 40
River Trace II.......................      6,981       7,722          (265)       7,457     1985           5 - 40
Riverwind............................      1,158       1,266           (40)       1,226     1983           5 - 40
Southland Station I..................      7,375       8,152          (275)       7,877     1987           5 - 40
Southland Station II.................      6,379       7,072          (245)       6,827     1990           5 - 40
Three Oaks I.........................      4,435       4,897          (167)       4,730     1983           5 - 40
Three Oaks II........................      4,340       4,800          (163)       4,637     1984           5 - 40
The Vistas...........................      5,576       6,171          (208)       5,963     1985           5 - 40
Westbury Creek.......................      3,950       4,350          (147)       4,203     1984           5 - 40
Westbury Springs.....................      6,349       7,014          (234)       6,780     1983           5 - 40
Whispering Pines I...................      4,270       4,724          (161)       4,563     1982           5 - 40
Whispering Pines II..................      3,513       3,883          (131)       3,752     1984           5 - 40
Whisperwood..........................     21,860      24,190          (821)      23,369   1981/1986        5 - 40
Whisperwood Spa I....................     13,824      15,334          (530)      14,804     1988           5 - 40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                        GROSS
                                                                                                                       AMOUNT
                                                                                                                       CARRIED
                                                                                                                         AT
                                                                                                    COST CAPITALIZED   DECEMBER
                                                                                                     SUBSEQUENT TO       31,
                                                                                 INITIAL COST         ACQUISITION      1998(5)
                                                                              -------------------   ----------------   -------
                                                                                        BUILDING            BUILDING
                                                                                           AND                AND
PROPERTY NAME                          LOCATION               ENCUMBRANCES     LAND     FIXTURES    LAND    FIXTURES    LAND
-------------------------------------  ---------------------  -------------   -------   ---------   -----   --------   -------
Wildwood I...........................  Thomasville, GA          $   2,074         438       3,971      0          81       438
Wildwood II..........................  Thomasville, GA          $   2,016         372       3,372      0          87       372
Willow Creek.........................  Columbus, GA               --     (9)      614       5,523      0         399       614
Windridge............................  Chattanooga, TN          $   5,477         817       7,416      0         169       817
2000 Wynnton.........................  Columbus, GA               --              192       1,741      0         133       192
Paddock Club Tallahassee II..........  Tallahassee, FL          $   4,710         530       4,805      0          71       530
Paddock Club Jacksonville II.........  Jacksonville, FL           --     (10)     689       6,255      0          41       689
Paddock Club Columbia II.............  Columbia, SC               --     (2)      800       7,200      0          88       800
Paddock Club Florence................  Florence, KY             $   9,673       1,209      10,969      0         244     1,209
Paddock Club Greenville..............  Greenville, SC             --     (2)    1,200      10,800      0         102     1,200
Paddock Club Brandon I...............  Brandon, FL                --     (2)    2,100      18,900      0          32     2,100
Terraces at Towne Lake I.............  Woodstock, GA            $  15,191       1,689      15,321      0          19     1,689
Paddock Club Jacksonville III........  Jacksonville, FL           --     (10)     642       5,756      0         113       642
Paddock Club Huntsville II...........  Huntsville, AL             --     (2)      909      10,152      0           8       909
Paddock Club Mandarin................  Jacksonville, FL           --     (2)    1,410      14,967      0          54     1,410
Enclave at Whisperwood...............  Columbus, GA               --     (2)      450       8,162      0          11       450
Terraces at Fieldstone...............  Conyers, GA                --     (2)    1,284      15,655      0           6     1,284
Walden Run...........................  McDonough, GA              --     (2)    1,347      12,132      0         200     1,347
Abbington Place at SoutHPoint........  Huntsville, AL             --     (2)      524       4,724      0         397       524
Eagle Ridge..........................  Birmingham, AL           $   6,402         851       7,667      0         132       851
Georgetown Grove.....................  Savannah, GA             $  10,505       1,288      11,579      0          17     1,288
Courtyards at Campbell...............  Dallas, TX                 --     (2)      988       8,893      0          65       988
Deer Run.............................  Dallas, TX                 --     (2)    1,252      11,271      0          53     1,252
Highwood.............................  Plano, TX                  --     (2)      864       7,783      0          71       864
Northwood Place......................  Arlington, TX              --     (2)      746       6,716      0         129       746
Links at Carrollwood.................  Tampa, FL                $   5,793         817       7,355      0          21       817
Island Retreat.......................  St. Simons Island, GA    $   3,453         510       4,594      0           0       510
                                                              -------------   -------   ---------   -----   --------   -------
Total Completed Communities.................................    $ 300,698     122,111   1,102,736    708     103,264   122,819
                                                              -------------   -------   ---------   -----   --------   -------


                                                                                                         LIFE USED
                                                                                                        TO COMPUTE
                                                                                                       DEPRECIATION
                                       BUILDING                                                          IN LATEST
                                         AND                 ACCUMULATED                  DATE OF         INCOME
PROPERTY NAME                          FIXTURES    TOTAL     DEPRECIATION      NET     CONSTRUCTION    STATEMENT(6)
-------------------------------------  --------   --------   ------------   ---------  -------------   -------------
Wildwood I...........................     4,052      4,490         (154)        4,336     1980           5 - 40
Wildwood II..........................     3,459      3,831         (132)        3,699     1984           5 - 40
Willow Creek.........................     5,922      6,536         (221)        6,315   1971/1977        5 - 40
Windridge............................     7,585      8,402         (290)        8,112     1984           5 - 40
2000 Wynnton.........................     1,874      2,066          (70)        1,996     1983           5 - 40
Paddock Club Tallahassee II..........     4,876      5,406         (186)        5,220     1995           5 - 40
Paddock Club Jacksonville II.........     6,296      6,985         (240)        6,745     1996           5 - 40
Paddock Club Columbia II.............     7,288      8,088         (275)        7,813     1995           5 - 40
Paddock Club Florence................    11,213     12,422         (425)       11,997     1994           5 - 40
Paddock Club Greenville..............    10,902     12,102         (413)       11,689     1996           5 - 40
Paddock Club Brandon I...............    18,932     21,032         (722)       20,310     1997           5 - 40
Terraces at Towne Lake I.............    15,340     17,029         (584)       16,445     1997           5 - 40
Paddock Club Jacksonville III........     5,869      6,511         (156)        6,355     1997           5 - 40
Paddock Club Huntsville II...........    10,160     11,069         (133)       10,936     1998           5 - 40
Paddock Club Mandarin................    15,021     16,431         (202)       16,229     1998           5 - 40
Enclave at Whisperwood...............     8,173      8,623         (107)        8,516     1998           5 - 40
Terraces at Fieldstone...............    15,661     16,945          (75)       16,870     1998           5 - 40
Walden Run...........................    12,332     13,679         (396)       13,283     1997           5 - 40
Abbington Place at SoutHPoint........     5,121      5,645         (144)        5,501     1987           5 - 40
Eagle Ridge..........................     7,799      8,650         (182)        8,468     1986           5 - 40
Georgetown Grove.....................    11,596     12,884         (238)       12,646     1997           5 - 40
Courtyards at Campbell...............     8,958      9,946         (131)        9,815     1986           5 - 40
Deer Run.............................    11,324     12,576         (166)       12,410     1985           5 - 40
Highwood.............................     7,854      8,718         (115)        8,603     1983           5 - 40
Northwood Place......................     6,845      7,591         (100)        7,491     1980           5 - 40
Links at Carrollwood.................     7,376      8,193          (63)        8,130     1980           5 - 40
Island Retreat.......................     4,594      5,104          (13)        5,091     1978           5 - 40
                                       --------   --------   ------------   ---------
Total Completed Communities..........  1,206,000  1,328,819    (117,730)    1,211,089
                                       --------   --------   ------------   ---------

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                      GROSS
                                                                                                                      AMOUNT
                                                                                                                     CARRIED
                                                                                                                        AT
                                                                                                 COST CAPITALIZED    DECEMBER
                                                                                                   SUBSEQUENT TO       31,
                                                                              INITIAL COST          ACQUISITION      1998(5)
                                                                          --------------------   -----------------   --------
                                                                                     BUILDING             BUILDING
                                                                                        AND                 AND
PROPERTY NAME                          LOCATION           ENCUMBRANCES      LAND     FIXTURES     LAND    FIXTURES     LAND
-------------------------------------  -----------------  -------------   --------   ---------   ------   --------   --------
CONSTRUCTION OF UNITS IN LEASE-UP:
Reserve at Dexter Lake...............  Memphis, TN            --     (2)       519       4,671               9,907        519
Paddock Club Gainesville.............  Gainesville, FL        --     (2)       989       8,900               6,204        989
Terraces at Towne Lake II............  Woodstock, GA          --               400       3,600               7,177        400
Paddock Club Panama City.............  Panama City, FL        --               185       1,668               9,996        185
                                                          -------------   --------   ---------   ------   --------   --------
Total Construction of units in lease-up.................    $       0     $  2,093   $  18,839   $    0   $ 33,284   $  2,093
CONSTRUCTION OF UNITS IN PROCESS:
Paddock Club Brandon II..............  Brandon, FL            --     (2)         0           0               6,635          0
Paddock Club Montgomery I............  Montgomery, AL         --                 0           0               9,840          0
Paddock Club Murfreesboro............  Murfreesboro, TN       --                 0           0               4,279          0
Grand Reserve Lexington..............  Lexingon, KY           --                 0           0               3,489          0
Grand View Nashville.................  Nashville, TN          --                 0           0               3,429          0
Paddock Club Melbourne...............  Melbourne, FL          --                 0           0                 900          0
St. Augustine II.....................  Jacksonville, FL       --                 0           0                 471          0
                                                          -------------   --------   ---------   ------   --------   --------
Total Construction of Units in process..................    $       0     $      0   $       0   $    0   $ 29,043   $      0
                                                          -------------   --------   ---------   ------   --------   --------
Total Apartments........................................    $ 300,698     $124,204   $1,121,575  $  708   $165,591   $124,912
                                                          -------------   --------   ---------   ------   --------   --------
Land held for future development.....  Various                --             3,392       4,551      725      3,113      4,117
Commercial properties................  Various              $   1,441          300       2,636               7,938        300
                                                          -------------   --------   ---------   ------   --------   --------
Total other.............................................    $   1,441        3,692       7,187      725     11,051      4,417
                                                          -------------   --------   ---------   ------   --------   --------
Total Real Estate Assets................................    $ 302,139     $127,896   $1,128,762  $1,433   $176,642   $129,329
                                                          =============   ========   =========   ======   ========   ========


                                                                                                           LIFE USED
                                                                                                          TO COMPUTE
                                                                                                         DEPRECIATION
                                       BUILDING                                                            IN LATEST
                                          AND                  ACCUMULATED                  DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION      NET     CONSTRUCTION    STATEMENT(6)
-------------------------------------  ---------   ---------   ------------   ---------  -------------   -------------
CONSTRUCTION OF UNITS IN LEASE-UP:
Reserve at Dexter Lake...............     14,578      15,097             0       15,097     1999           5 - 40
Paddock Club Gainesville.............     15,104      16,093           (43)      16,050     1999           5 - 40
Terraces at Towne Lake II............     10,777      11,177             0       11,177     1999             N/A
Paddock Club Panama City.............     11,664      11,849             0       11,849     1999             N/A
                                       ---------   ---------   ------------   ---------
Total Construction of units in lease-  $  52,123   $  54,216    $      (43)   $  54,173
CONSTRUCTION OF UNITS IN PROCESS:
Paddock Club Brandon II..............      6,635       6,635             0        6,635      --              N/A
Paddock Club Montgomery I............      9,840       9,840             0        9,840      --              N/A
Paddock Club Murfreesboro............      4,279       4,279             0        4,279      --              N/A
Grand Reserve Lexington..............      3,489       3,489             0        3,489      --              N/A
Grand View Nashville.................      3,429       3,429             0        3,429      --              N/A
Paddock Club Melbourne...............        900         900             0          900      --              N/A
St. Augustine II.....................        471         471             0          471      --              N/A
                                       ---------   ---------   ------------   ---------
Total Construction of Units in proces  $  29,043   $  29,043    $        0    $  29,043
                                       ---------   ---------   ------------   ---------
Total Apartments.....................  $1,287,166  $1,412,078   ($ 117,773)   $1,294,305
                                       ---------   ---------   ------------   ---------
Land held for future development.....      7,664      11,781             0       11,781      N/A             N/A
Commercial properties................     10,574      10,874        (1,592)       9,282    Various         5 - 40
                                       ---------   ---------   ------------   ---------
Total other..........................     18,238      22,655        (1,592)      21,063
                                       ---------   ---------   ------------   ---------
Total Real Estate Assets.............  $1,305,404  $1,434,733   ($ 119,365)   $1,315,368
                                       =========   =========   ============   =========

------------

Note: This schedule excludes the 1998 disposition of Redford Park, Conroe,
TX.

 (1) These twelve properties are encumbered by a $43.4 million note payable with an interest rate of 8.65% at December 31, 1998, maturing July 1, 2001.

 (2) Encumbered by the Credit Line, with an outstanding balance of $117 million at December 31, 1998 and a variable interest rate of 7.00%.

 (3) These three properties are encumbered by a $10.1 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.

 (4) These three properties are encumbered by a $16.4 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.

 (5) The aggregate cost for Federal income tax purposes was approximately $1,600 million at December 31, 1998. The total gross amount of real estate assets for GAAP purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under generally accepted accounting principles.

 (6) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

 (7) Includes adjacent 68-unit Mendenhall Townhomes.

 (8) These 4 properties, and one commercial building, are encumbered by a $35.8 million mortgage with a maturity of April 1, 2005.

 (9) These 26 communities are encumbered by a $142 million loan with a maturity of March 3, 2003 and an average interest rate of 6.376%.

(10) These six communities are encumbered by a $47.5 million note payable with a maturity of December 15, 2004 and an interest rate of 7.04%.

(11) These two properties are encumbered by a $14 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

     A summary of activity for real estate investments and accumulated depreciation is as follows:

                                              YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1998          1997         1996
                                       ------------  ------------  -----------
                                               (DOLLARS IN THOUSANDS)
Real estate investments:
     Balance at beginning of year....  $  1,211,693  $    641,893  $   578,788
     Acquisitions....................        91,895       140,858       66,258
     Improvements and development....       136,933        36,298       20,634
     Assets acquired from business
       combination...................       --            392,644      --
     Disposition of real estate
       assets........................        (5,788)      --           (23,787)
                                       ------------  ------------  -----------
     Balance at end of year..........  $  1,434,733  $  1,211,693  $   641,893
                                       ============  ============  ===========
Accumulated depreciation:
     Balance at beginning of year....  $     76,989  $     49,558  $    29,504
     Depreciation....................        41,556        27,431       21,249
     Disposition of real estate
       assets........................          (772)      --            (1,195)
                                       ------------  ------------  -----------
     Balance at end of year..........  $    117,773  $     76,989  $    49,558
                                       ============  ============  ===========

     The Company's consolidated balance sheet at December 31, 1998 includes accumulated depreciation of $1,592 in the caption "Commercial properties, net".

     See accompanying independent auditor's report.