Form 10-K405/A
period 1998-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1999-04-02
CIK 912595

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

     The following table sets forth certain historical information on an historical basis for the 129 Communities owned at December 31, 1998:

         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Eagle Ridge..........................  Birmingham, AL            1986         1998            200         181,400           907
Abbington Place......................  Huntsville, AL            1987         1998            152         162,792         1,071
Paddock Club -- Huntsville...........  Huntsville, AL            1989         1997            200         211,576         1,058
Paddock Club -- Huntsville II........  Huntsville, AL            1998         1997            192         212,736         1,108
                                                                                         ----------   -------------   -------------
                                                                                              744         768,528         1,033
                                                                                         ----------   -------------   -------------
Calais Forest........................  Little Rock, AR           1987         1994            260         194,928           750
Napa Valley..........................  Little Rock, AR           1984         1996            240         183,216           763
Westside Creek I.....................  Little Rock, AR           1984         1997            142         148,030         1,042
Westside Creek II....................  Little Rock, AR           1986         1997            166         156,646           944
Whispering Oaks......................  Little Rock, AR           1978         1994            206         192,422           934
                                                                                         ----------   -------------   -------------
                                                                                            1,014         875,242           863
                                                                                         ----------   -------------   -------------
Tiffany Oaks.........................  Altamonte Springs, FL     1985         1996            288         234,224           813
Marsh Oaks...........................  Atlantic Beach, FL        1986         1995            120          93,280           777
Paddock Club -- Brandon..............  Brandon, FL               1997         1997            308         358,600         1,164
Anatole..............................  Daytona Beach, FL         1986         1995            208         149,136           717
Cooper's Hawk........................  Jacksonville, FL          1987         1995            208         218,400         1,050
Hunter's Ridge at Deerwood...........  Jacksonville, FL          1987         1997            336         294,888           878
Lakeside.............................  Jacksonville, FL          1985         1996            416         344,192           827
Paddock Club -- Jacksonville I.......  Jacksonville, FL          1989         1997            200         216,016         1,080
Paddock Club -- Jacksonville II......  Jacksonville, FL          1996         1997            120         132,280         1,102
Paddock Club -- Jacksonville III.....  Jacksonville, FL          1997         1997            120         130,544         1,088
Paddock Club -- Mandarin.............  Jacksonville, FL          1998         1998            288         330,336         1,147
St. Augustine........................  Jacksonville, FL          1987         1995            400         304,400           761
Woodbridge at the Lake...............  Jacksonville, FL          1985         1994            188         166,000           883
Woodhollow...........................  Jacksonville, FL          1986         1997            450         342,162           760
Paddock Club -- Lakeland I...........  Lakeland, FL              1988         1997            200         217,704         1,089
Paddock Club -- Lakeland II..........  Lakeland, FL              1990         1997            264         283,365         1,073
Savannahs at James Landing...........  Melbourne, FL             1990         1995            256         238,592           932
Paddock Park -- Ocala I..............  Ocala, FL                 1986         1997            200         202,282         1,011
Paddock Park -- Ocala II.............  Ocala, FL                 1988         1997            280         290,496         1,037
Paddock Club -- Tallahassee I........  Tallahassee, FL           1990         1997            192         208,000         1,083
Paddock Club -- Tallahassee II.......  Tallahassee, FL           1995         1997            112         124,720         1,114
Belmere..............................  Tampa, FL                 1984         1994            210         202,440           964
Links at Carrollwood.................  Tampa, FL                 1980         1998            204         190,536           934
Sailwinds at Lake Magdalene..........  Tampa, FL                 1975         1994            798         667,084           836
                                                                                         ----------   -------------   -------------
                                                                                            6,366       5,939,677           933
                                                                                         ----------   -------------   -------------
Hidden Oaks I........................  Albany, GA                1979         1997            128         132,096         1,032
Hidden Oaks II.......................  Albany, GA                1980         1997            112         114,624         1,023
Regency Club.........................  Albany, GA                1983         1997            100          80,200           802
High Ridge...........................  Athens, GA                1987         1997            160         186,608         1,166

                                                                                     ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                   DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY     --------------------------------------------
                                          UNIT AT          % AT        MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,    PRINCIPAL      INTEREST          MATURITY
PROPERTY                                   1998            1998         (000'S)         RATE              DATE
-------------------------------------  -------------   -------------   ---------     -----------     --------------

Eagle Ridge..........................      $ 583            97.50%      $ 6,402            8.250%          07/01/28
Abbington Place......................      $ 532            93.42%        --   (2)       --     (2)        --       (2)
Paddock Club -- Huntsville...........      $ 601            89.00%        --   (2)       --     (2)        --       (2)
Paddock Club -- Huntsville II........      $ 682            93.75%        --   (2)       --     (2)        --       (2)
                                       -------------   -------------   ---------
                                           $ 603             93.4%      $ 6,402
                                       -------------   -------------   ---------
Calais Forest........................      $ 567            90.38%      $ 5,610            8.915%          12/01/99
Napa Valley..........................      $ 550            87.50%        --   (7)       --     (7)        --       (7)
Westside Creek I.....................      $ 609            91.23%        --   (7)       --     (7)        --       (7)
Westside Creek II....................      $ 609            91.23%      $ 4,918            8.760%          10/01/06
Whispering Oaks......................      $ 523            92.72%      $ 3,000            8.915%          12/01/99
                                       -------------   -------------   ---------
                                           $ 567             90.4%      $13,528
                                       -------------   -------------   ---------
Tiffany Oaks.........................      $ 589            97.92%        --   (7)       --     (7)        --       (7)
Marsh Oaks...........................      $ 544           100.00%        --   (7)       --     (7)        --       (7)
Paddock Club -- Brandon..............      $ 775            99.03%        --   (2)       --     (2)        --       (2)
Anatole..............................      $ 565            97.60%      $ 7,000         5.625% &(2)      12/01/27 & (2)
Cooper's Hawk........................      $ 598            96.63%        --   (5)       --     (5)        --       (5)
Hunter's Ridge at Deerwood...........      $ 598            94.64%        --   (10)      --     (10)       --       (10)
Lakeside.............................      $ 580            94.47%        --   (7)       --     (7)        --       (7)
Paddock Club -- Jacksonville I.......      $ 712            95.00%        --   (8)       --     (8)        --       (8)
Paddock Club -- Jacksonville II......      $ 712            95.00%        --   (8)       --     (8)        --       (8)
Paddock Club -- Jacksonville III.....      $ 755            95.00%        --   (8)       --     (8)        --       (8)
Paddock Club -- Mandarin.............      $ 744            95.83%        --   (2)       --     (2)        --       (2)
St. Augustine........................      $ 539            95.00%        --   (5)       --     (5)        --       (5)
Woodbridge at the Lake...............      $ 604            96.81%      $ 3,600          --     (1)        --       (1)
Woodhollow...........................      $ 583            93.56%      $ 9,973            7.500%          09/01/02
Paddock Club -- Lakeland I...........      $ 679            94.39%        --   (8)       --     (8)        --       (8)
Paddock Club -- Lakeland II..........      $ 679            94.39%        --   (8)       --     (8)        --       (8)
Savannahs at James Landing...........      $ 594            92.19%        --   (5)       --     (5)        --       (5)
Paddock Park -- Ocala I..............      $ 656            95.41%      $ 6,805            6.500%          10/01/08
Paddock Park -- Ocala II.............      $ 656            95.41%        --   (2)       --     (2)        --       (2)
Paddock Club -- Tallahassee I........      $ 671            95.40%        --   (2)       --     (2)        --       (2)
Paddock Club -- Tallahassee II.......      $ 671            95.40%      $ 4,710            8.500%          04/01/36
Belmere..............................      $ 624            97.14%        --   (7)       --     (7)        --       (7)
Links at Carrollwood.................      $ 649            81.37%      $ 5,793            8.750           02/01/03
Sailwinds at Lake Magdalene..........      $ 550            95.49%      $15,950            8.915%          12/01/99
                                       -------------   -------------   ---------
                                           $ 624             95.1%      $53,831
                                       -------------   -------------   ---------
Hidden Oaks I........................      $ 448            86.66%
Hidden Oaks II.......................      $ 448            86.66%      $ 2,429            8.000%          02/01/21
Regency Club.........................      $ 391            72.00%        --   (7)       --     (7)        --       (7)
High Ridge...........................      $ 756            98.13%

         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Shenandoah Ridge.....................  Augusta, GA            1975/1984       1994            272         222,800           819
Bradford Pointe (Sterling Ridge).....  Augusta, GA               1986         1997            192         156,232           814
Westbury Creek.......................  Augusta, GA               1984         1997            120         106,998           892
Fountain Lake........................  Brunswick, GA             1983         1997            100         118,046         1,180
Island Retreat.......................  St. Simons Island, GA     1978         1998            112         129,584         1,157
Park Walk............................  College Park, GA          1985         1997            124         112,776           909
Enclave at Whisperwood...............  Columbus, GA              1998         1998            154         189,728         1,232
2000 Wynnton.........................  Columbus, GA              1983         1997             72          66,056           917
Riverwind............................  Columbus, GA              1983         1997             44          40,304           916
Whisperwood..........................  Columbus, GA            1980-86        1997            506         610,876         1,207
Whisperwood Spa & Club...............  Columbus, GA              1988         1997            348         380,044         1,092
Willow Creek.........................  Columbus, GA            1968-78        1997            285         246,668           866
Hollybrook...........................  Dalton, GA                1972         1994            158         188,640         1,194
Whispering Pines I...................  LaGrange, GA              1982         1997            120         123,904         1,033
Whispering Pines II..................  LaGrange, GA              1984         1997             96          98,572         1,027
Westbury Springs.....................  Lilburn, GA               1983         1997            150         137,744           918
Walden Run...........................  McDonough, GA             1997         1998            240         271,200         1,130
Austin Chase.........................  Macon, GA                 1996         1997            256         293,016         1,144
The Vistas...........................  Macon, GA                 1985         1997            144         153,792         1,068
Georgetown Grove.....................  Savannah, GA              1997         1998            220         239,800         1,090
Wildwood I...........................  Thomasville, GA           1980         1997            120         123,904         1,033
Wildwood II..........................  Thomasville, GA           1984         1997             96         101,152         1,054
Hidden Lake I........................  Union City, GA            1985         1997            160         171,192         1,070
Hidden Lake II.......................  Union City, GA            1987         1997            160         154,000           963
Three Oaks I.........................  Valdosta, GA              1983         1997            120         123,904         1,033
Three Oaks II........................  Valdosta, GA              1984         1997            120         129,200         1,077
Southland Station I..................  Warner Robins, GA         1987         1997            160         186,704         1,167
Southland Station II.................  Warner Robins, GA         1990         1997            144         168,704         1,172
Terraces at Towne Lake...............  Woodstock, GA             1997         1997            264         286,968         1,087

                                                                                         ----------   -------------   -------------
                                                                                            5,557       5,846,036         1,052
                                                                                         ----------   -------------   -------------
Fairways at Hartland.................  Bowling Green, KY         1996         1997            240         251,180         1,047
Paddock Club Florence................  Florence, KY              1994         1997            200         207,036         1,035
Lakepointe...........................  Lexington, KY             1986         1994            118          90,614           768
Mansion, The.........................  Lexington, KY             1987         1994            184         138,720           754
Village, The.........................  Lexington, KY             1989         1994            252         182,716           725
Stonemill Village....................  Louisville, KY            1985         1994            384         324,008           844
                                                                                         ----------   -------------   -------------
                                                                                            1,378       1,194,274           867
                                                                                         ----------   -------------   -------------
Canyon Creek.........................  St. Louis, MO             1987         1994            320         312,592           977
                                                                                         ----------   -------------   -------------

                                                                                      ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                    DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY     ---------------------------------------------
                                          UNIT AT          % AT        MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,    PRINCIPAL     INTEREST            MATURITY
PROPERTY                                   1998            1998         (000'S)        RATE                DATE
-------------------------------------  -------------   -------------   ---------     ---------        --------------
Shenandoah Ridge.....................      $ 457            94.12%        --   (7)     --   (7)             --       (7)
Bradford Pointe (Sterling Ridge).....      $ 537            93.75%      $ 4,760         5.10% & (2)       06/01/28 & (2)
Westbury Creek.......................      $ 558            94.17%      $ 3,167        7.594%               11/01/24
Fountain Lake........................      $ 765            87.00%      $ 2,969        7.750%               03/01/03
Island Retreat.......................      $ 699            85.71%      $ 3,453        7.215%               03/01/03
Park Walk............................      $ 641            97.58%      $ 3,392        6.370%               11/01/25
Enclave at Whisperwood...............      $ 744            96.75%        --   (2)     --   (2)             --       (2)
2000 Wynnton.........................      $ 442            97.22%        --           --                   --
Riverwind............................      $ 455            97.73%        --           --                   --
Whisperwood..........................      $ 604            95.08%        --   (2)     --   (2)             --       (2)
Whisperwood Spa & Club...............      $ 604            95.08%        --   (2)     --   (2)             --       (2)
Willow Creek.........................      $ 485            91.23%        --   (7)     --   (7)             --       (7)
Hollybrook...........................      $ 595            95.57%      $ 2,520        8.915%               12/01/99
Whispering Pines I...................      $ 556            91.20%      $ 2,737        7.750%               01/01/23
Whispering Pines II..................      $ 556            91.20%      $ 2,523        6.150%               12/01/24
Westbury Springs.....................      $ 642            99.33%      $ 4,249        7.500%               07/01/23
Walden Run...........................      $ 712            97.92%        --   (2)     --   (2)             --       (2)
Austin Chase.........................      $ 667            99.22%        --   (10)    --   (10)            --       (10)
The Vistas...........................      $ 593            91.67%      $ 4,074        6.230%               03/01/28
Georgetown Grove.....................      $ 710            98.64%      $10,505        7.750%               07/01/37
Wildwood I...........................      $ 504            94.90%      $ 2,074        7.500%               12/01/20
Wildwood II..........................      $ 504            94.90%      $ 2,016        6.573%               07/01/24
Hidden Lake I........................      $ 649            94.06%      $ 4,521        6.340%               12/01/26
Hidden Lake II.......................      $ 649            94.06%        --   (7)     --   (7)             --       (7)
Three Oaks I.........................      $ 532            95.00%      $ 2,849        7.500%               02/01/22
Three Oaks II........................      $ 532            95.00%      $ 2,933        6.259%               07/01/24
Southland Station I..................      $ 622            97.69%        --   (7)     --   (7)             --       (7)
Southland Station II.................      $ 622            97.69%        --           --                   --
Terraces at Towne Lake...............      $ 796            95.45%      $15,191        8.250%               01/10/37

                                       -------------   -------------   ---------
                                           $ 604             94.3%      $76,362
                                       -------------   -------------   ---------
Fairways at Hartland.................      $ 568            89.58%      $ 4,627       8.875%                05/01/00
Paddock Club Florence................      $ 740            93.50%      $ 9,673       7.250%                02/01/36
Lakepointe...........................      $ 539            93.22%        --   (7)     --   (7)             --       (7)
Mansion, The.........................      $ 548            91.85%      $ 4,140        8.915%               12/01/99
Village, The.........................      $ 583            92.06%        --   (7)     --   (7)             --       (7)
Stonemill Village....................      $ 565            89.32%        --   (4)     --   (4)             --       (4)
                                       -------------   -------------   ---------
                                           $ 590             91.1%      $18,440
                                       -------------   -------------   ---------
Canyon Creek.........................      $ 546            94.69%        --   (4)     --   (4)             --       (4)
                                       -------------   -------------   ---------

         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------

Riverhills...........................  Grenada, MS               1972         1985             96          81,942           854
Advantages, The......................  Jackson, MS               1984         1991            252         199,136           790
Crosswinds...........................  Jackson, MS            1988/1989       1996            360         443,200         1,231
Lakeshore Landing....................  Jackson, MS               1974         1994            196         171,156           873
Pear Orchard.........................  Jackson, MS               1985         1994            389         338,400           870
Pine Trails..........................  Jackson, MS               1978         1988            120          98,560           821
Reflection Pointe....................  Jackson, MS               1986         1988            296         254,856           861
Somerset Place.......................  Jackson, MS               1981         1995            144         126,848           881
Woodridge............................  Jackson, MS               1987         1988            192         175,034           912
                                                                                         ----------   -------------   -------------
                                                                                            2,045       1,889,132           924
                                                                                         ----------   -------------   -------------
Hermitage at Beechtree...............  Cary, NC                  1988         1997            194         169,776           875
Woodstream...........................  Greensboro, NC            1983         1994            304         217,186           714
Corners, The.........................  Winston-Salem, NC         1982         1993            240         173,496           723
                                                                                         ----------   -------------   -------------
                                                                                              738         560,458           759
                                                                                         ----------   -------------   -------------
Fairways at Royal Oak................  Cincinnati, OH            1988         1994            214         214,477         1,002
                                                                                         ----------   -------------   -------------
Colony at South Park.................  Aiken, SC               1989/91        1997            184         174,800           950
Woodwinds............................  Aiken, SC                 1988         1997            144         165,188         1,147
Tanglewood...........................  Anderson, SC              1980         1994            168         146,600           873
The Fairways.........................  Columbia, SC              1992         1994            240         213,720           891
Paddock Club -- Columbia I...........  Columbia, SC              1989         1997            200         218,872         1,094
Paddock Club -- Columbia II..........  Columbia, SC              1995         1997            136         144,720         1,064
Highland Ridge.......................  Greenville, SC            1984         1995            168         144,000           857
Howell Commons.......................  Greenville, SC          1986/88        1997            348         292,840           841
Paddock Club -- Greenville...........  Greenville, SC            1996         1997            208         212,104         1,020
Park Haywood.........................  Greenville, SC            1983         1993            208         156,776           754
Spring Creek.........................  Greenville, SC            1984         1995            208         182,000           875
Runaway Bay..........................  Mt. Pleasant, SC          1988         1995            208         177,840           855
Park Place...........................  Spartanburg, SC           1987         1997            184         195,312         1,061
                                                                                         ----------   -------------   -------------
                                                                                            2,604       2,424,772           931
                                                                                         ----------   -------------   -------------
Hamilton Pointe......................  Chattanooga, TN           1989         1992            362         256,716           711
Hidden Creek.........................  Chattanooga, TN           1987         1988            300         259,152           864
Steeplechase.........................  Chattanooga, TN           1986         1991            108          98,602           913
Windridge............................  Chattanooga, TN           1984         1997            174         238,704         1,372
Oaks, The............................  Jackson, TN               1978         1993            100          87,512           875
Post House Jackson...................  Jackson, TN               1987         1989            150         163,640         1,091
Post House North.....................  Jackson, TN               1987         1989            144         144,724         1,005
Williamsburg Village.................  Jackson, TN               1987         1994            148         121,412           820
Woods at Post House..................  Jackson, TN               1995         1995            122         118,922           975
Cedar Mill...........................  Memphis, TN            1973/1986    1982/1994          276         297,794         1,079

                                                                                       ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                     DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY     -----------------------------------------------

                                          UNIT AT          % AT        MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,    PRINCIPAL       INTEREST            MATURITY
PROPERTY                                   1998            1998         (000'S)          RATE                DATE
-------------------------------------  -------------   -------------   ---------       ---------        --------------

Riverhills...........................      $ 395            97.92%      $   819          7.000%               05/01/13
Advantages, The......................      $ 457            95.24%        --   (4)       --   (4)             --      (4)
Crosswinds...........................      $ 612            88.06%        --   (7)       --   (7)             --      (7)
Lakeshore Landing....................      $ 522            93.37%        --   (4)       --   (4)             --      (4)
Pear Orchard.........................      $ 568            90.49%        --   (7)       --   (7)             --      (7)
Pine Trails..........................      $ 531            87.50%      $ 1,315          7.000%               04/01/15
Reflection Pointe....................      $ 589            90.20%      $ 5,882           5.35% & (2)       12/01/27 &(2)
Somerset Place.......................      $ 504            93.06%        --   (7)       --   (7)             --      (7)
Woodridge............................      $ 523            96.35%      $ 4,735         6.5000%               10/01/27
                                       -------------   -------------   ---------
                                           $ 542             91.8%      $12,751
                                       -------------   -------------   ---------
Hermitage at Beechtree...............      $ 671            95.36%        --   (7)       --   (7)             --      (7)
Woodstream...........................      $ 439            98.68%        --   (2)       --   (2)             --      (2)
Corners, The.........................      $ 554            96.67%      $ 4,198          7.850%               06/15/03
                                       -------------   -------------   ---------
                                           $ 578             97.2%      $ 4,198
                                       -------------   -------------   ---------
Fairways at Royal Oak................      $ 601            90.19%        --   (7)       --   (7)             --      (7)
                                       -------------   -------------   ---------
Colony at South Park.................      $ 577            98.90%        --   (2)       --   (2)             --      (2)
Woodwinds............................      $ 599            97.22%      $ 3,500          8.840%               06/01/05
Tanglewood...........................      $ 531            94.05%      $ 2,496          7.600%               11/15/02
The Fairways.........................      $ 604            93.75%      $ 7,605          8.500%               03/01/33
Paddock Club -- Columbia I...........      $ 736            88.69%        --   (2)       --   (2)             --      (2)
Paddock Club -- Columbia II..........      $ 736            88.69%        --   (2)       --   (2)             --      (2)
Highland Ridge.......................      $ 479            93.45%        --   (3)       --   (3)             --      (3)
Howell Commons.......................      $ 505            92.82%        --   (7)       --   (7)             --      (7)
Paddock Club -- Greenville...........      $ 699            92.79%        --   (2)       --   (2)             --      (2)
Park Haywood.........................      $ 500            91.35%        --   (7)       --   (7)             --      (7)
Spring Creek.........................      $ 515            95.67%        --   (3)       --   (3)             --      (3)
Runaway Bay..........................      $ 681            96.15%        --   (3)       --   (3)             --      (3)
Park Place...........................      $ 594            92.93%        --   (7)       --   (7)             --      (7)
                                       -------------   -------------   ---------
                                           $ 591             93.5%      $13,601
                                       -------------   -------------   ---------
Hamilton Pointe......................      $ 462            94.20%        --   (4)       --   (4)             --      (4)
Hidden Creek.........................      $ 491            86.33%        --   (4)       --   (4)             --      (4)
Steeplechase.........................      $ 550            94.44%        --   (7)       --   (7)             --      (7)
Windridge............................      $ 675            97.70%      $ 5,477          6.314%               12/01/24
Oaks, The............................      $ 501            94.00%        --   (4)       --   (4)             --      (4)
Post House Jackson...................      $ 578            88.67%      $ 5,098          8.170%               10/01/27
Post House North.....................      $ 605            95.14%      $ 3,585          5.750%               09/01/25
Williamsburg Village.................      $ 539            93.92%        --   (7)       --   (7)             --      (7)
Woods at Post House..................      $ 633            96.72%      $ 5,285          7.250%               09/01/35
Cedar Mill...........................      $ 564            95.29%        --   (4) & (9)   -- (4) & (9)       --      (4) & (9)


         The following table presents information concerning the properties at December 31, 1998:

                                                                                                       APPROXIMATE       AVERAGE
                                                                              YEAR                      RENTABLE          UNIT
                                                                 YEAR      MANAGEMENT      NUMBER         AREA            SIZE
PROPERTY                               LOCATION               COMPLETED     COMMENCED     OF UNITS    (SQUARE FT.)    (SQUARE FT.)
-------------------------------------  ---------------------  ----------   -----------   ----------   -------------   -------------
Clearbrook Village...................  Memphis, TN               1974         1987            176         150,400           855
Crossings............................  Memphis, TN               1974         1991             80          89,968         1,125
EastView.............................  Memphis, TN               1974         1984            432         356,480           825
Glen Eagles..........................  Memphis, TN               1975         1990            184         189,560         1,030
Greenbrook...........................  Memphis, TN               1986         1988          1,031         934,490           906
Hickory Farm.........................  Memphis, TN               1985         1994            200         150,256           751
Kirby Station........................  Memphis, TN               1978         1994            371         310,173           836
Lincoln on the Green.................  Memphis, TN               1988         1994            384         293,664           765
Lincoln on the Green II..............  Memphis, TN               1997         1997            234         241,280         1,031
McKellar Woods.......................  Memphis, TN               1976         1988            624         589,776           945
Park Estate..........................  Memphis, TN               1974         1977             82          95,751         1,182
Reserve at Dexter Lake...............  Memphis, TN               1998         1998             96          99,936         1,041
River Trace I........................  Memphis, TN               1981         1977            244         205,780           843
River Trace II.......................  Memphis, TN               1985         1977            196         194,864           994
Savannah Creek.......................  Memphis, TN(6)            1989         1996            205         237,200         1,162
Sutton Place.........................  Memphis, TN(6)            1991         1996            253         267,600         1,062
Winchester Square....................  Memphis, TN               1973         1977            252         301,409         1,196
Brentwood Downs......................  Nashville, TN             1986         1994            286         220,166           770
Park at Hermitage....................  Nashville, TN             1987         1995            440         392,480           892
                                                                                         ----------   -------------   -------------
                                                                                            7,654       7,108,411           929
                                                                                         ----------   -------------   -------------
Northwood............................  Arlington, TX             1980         1998            270         224,100           830
Balcones Woods.......................  Austin, TX                1983         1997            384         313,756           817
Stassney Woods.......................  Austin, TX                1985         1995            288         248,832           864
Travis Station.......................  Austin, TX                1987         1995            304         249,888           822
Woods................................  Austin, TX                1977         1997            278         213,970           770
Celery Stalk.........................  Dallas, TX                1978         1994            410         552,220         1,347
Courtyards at Campbell...............  Dallas, TX                1986         1998            231         167,475           725
Deer Run.............................  Dallas, TX                1985         1998            304         206,720           680
Lodge at Timberglen..................  Dallas, TX                1984         1994            260         226,124           870
MacArthur Ridge......................  Irving, TX                1991         1994            248         210,393           848
Westborough..........................  Katy, TX                  1984         1994            274         197,264           720
Lane at Towne Crossing...............  Mesquite, TX              1983         1994            384         277,616           723
Highwood.............................  Plano, TX                 1983         1996            196         156,800           800
Cypresswood Court....................  Spring, TX                1984         1994            208         160,672           772
Green Tree Place.....................  Woodlands, TX             1984         1994            200         152,168           761
                                                                                         ----------   -------------   -------------
                                                                                            4,239       3,557,998           839
                                                                                         ----------   -------------   -------------
Township.............................  Hampton, VA               1987         1995            296         248,048           838
                                                                                         ----------   -------------   -------------
TOTAL COMPLETED PROPERTIES...........                                                      33,597      30,109,309           896
                                                                                         ==========   =============   =============

                                                                                       ENCUMBRANCES AT
                                          AVERAGE         AVERAGE                     DECEMBER 31, 1998
                                         RENT PER        OCCUPANCY      ---------------------------------------------
                                          UNIT AT          % AT         MORTGAGE
                                       DECEMBER 31,    DECEMBER 31,     PRINCIPAL        INTEREST           MATURITY
PROPERTY                                   1998            1998          (000'S)           RATE               DATE
-------------------------------------  -------------   -------------    ---------        ---------          ---------
Clearbrook Village...................      $ 515            97.16%       $ 1,091            9.000%           05/01/08
Crossings............................      $ 639            95.00%         --   (4)         --   (4)           --     (4)
EastView.............................      $ 495            98.38%       $ 2,827            8.630%           12/01/99
Glen Eagles..........................      $ 557            97.28%         --   (4)         --   (4)           --     (4)
Greenbrook...........................      $ 520            94.57%         --   (9)         --   (9)           --     (9)
Hickory Farm.........................      $ 525           100.00%         --   (4)         --   (4)           --     (4)
Kirby Station........................      $ 571            96.23%         --   (7)         --   (7)           --     (7)
Lincoln on the Green.................      $ 603            91.41%         --   (8)         --   (8)           --     (8)
Lincoln on the Green II..............      $ 753            86.75%         --               --                 --
McKellar Woods.......................      $ 465            93.59%         --   (9)         --   (9)           --     (9)
Park Estate..........................      $ 690           100.00%         --   (9)         --   (9)           --     (9)
Reserve at Dexter Lake...............      $ 787            39.58%         --   (2)         --   (2)           --     (2)
River Trace I........................      $ 537            95.00%       $ 5,743            6.380%           02/01/22
River Trace II.......................      $ 537            95.00%       $ 5,664            6.380%           02/01/26
Savannah Creek.......................      $ 606            96.10%         --   (7)         --   (7)           --     (7)
Sutton Place.........................      $ 593            93.28%         --   (7)         --   (7)           --     (7)
Winchester Square....................      $ 576            94.05%         --   (4)         --   (4)           --     (4)
Brentwood Downs......................      $ 655            93.01%       $ 6,678             8.91%           12/01/99
Park at Hermitage....................      $ 595            94.77%       $ 7,985            5.790%           02/01/19
                                       -------------   -------------    ---------
                                           $ 558             93.7%       $49,433
                                       -------------   -------------    ---------
Northwood............................      $ 553            94.81%         --   (2)         --   (2)           --     (2)
Balcones Woods.......................      $ 673            96.09%       $ 8,804            7.630%           11/01/03
Stassney Woods.......................      $ 597            97.57%       $ 4,715            6.600%           10/01/19
Travis Station.......................      $ 554            97.04%       $ 4,165            6,600%           04/01/19
Woods................................      $ 702            96.40%         --   (2)         --   (2)           --     (2)
Celery Stalk.........................      $ 650            93.17%       $ 8,460           9.006%            12/01/04
Courtyards at Campbell...............      $ 667            96.10%         --   (2)         --   (2)           --     (2)
Deer Run.............................      $ 602            94.08%         --   (2)         --   (2)           --     (2)
Lodge at Timberglen..................      $ 611            94.23%       $ 4,740            9.006%           12/01/04
MacArthur Ridge......................      $ 708            97.58%         --   (2)         --   (2)           --     (2)
Westborough..........................      $ 507            94.89%       $ 3,958            9.006%           12/01/04
Lane at Towne Crossing...............      $ 532            94.01%         --   (2)         --   (2)           --     (2)
Highwood.............................      $ 690            87.76%         --   (2)         --   (2)           --     (2)
Cypresswood Court....................      $ 535            96.15%       $ 3,330            9.006%           12/01/04
Green Tree Place.....................      $ 591            97.50%       $ 3,180            9.006%           12/01/04
                                       -------------   -------------    ---------
                                           $ 611             95.2%        41,352
                                       -------------   -------------    ---------
Township.............................      $ 581            91.55%       $10,800             5.10% & (2)     02/01/28 & (2)
                                       -------------   -------------    ---------
TOTAL COMPLETED PROPERTIES...........      $ 597             94.1%       300,698
                                       =============   =============    =========

                                                   (FOOTNOTES ON FOLLOWING PAGE)

DEVELOPMENT PROPERTIES:
Paddock Club -- Gainsville...........  Gainsville, FL            1998          --             180         199,800         1,110
Paddock Club -- Panama City..........  Panama City, FL           1998          --              54          60,372         1,118
Terraces at Fieldstone...............  Conyers, GA               1998          --             316         351,076         1,111
Terraces at Towne Lake II............  Woodstock, GA             1997          --             112         121,744         1,087
Reserve at Dexter Lake...............  Memphis, TN                --          1998             96          99,936         1,041
                                                                                         ----------   -------------   -------------
Total Development Properties.........                                                         758         832,928         1,099
                                                                                         ----------   -------------   -------------
TOTAL PROPERTIES.....................                                                      33,831      31,672,637           936
                                                                                         ==========   =============   =============

DEVELOPMENT PROPERTIES:
Paddock Club -- Gainsville...........      $ 822            46.67%
Paddock Club -- Panama City..........      $ 682            22.22%
Terraces at Fieldstone...............      $ 808            55.06%
Terraces at Towne Lake II............      $ 810            22.32%
Reserve at Dexter Lake...............      $ 787            39.58%
                                       -------------   -------------
Total Development Properties.........      $ 800             43.9%
                                       -------------   -------------
TOTAL PROPERTIES.....................      $ 595             93.0%
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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1998         1997        1996       1995       1994(1)
                                       -----------  -----------  ---------  ---------    --------
OPERATING DATA:
Total revenues.......................  $   215,543  $   139,116  $ 111,882  $  94,963    $ 51,207
Expenses:
    Property expenses................       79,917       52,404     42,570     37,954      19,484
    General and administrative.......       11,960        6,602      6,154      4,851       3,613
    Interest.........................       45,704       28,943     25,766     22,684      10,233
    Depreciation and amortization....       46,021       27,737     21,443     16,574       8,803
    Amortization of deferred
     financing costs.................        2,348          888        661        593         296
Gain on disposition of properties....          408      --           2,185     --           --
                                       -----------  -----------  ---------  ---------    --------
Income before minority interest in
  operating partnership income and
  extraordinary item.................       30,001       22,542     17,473     12,307       8,778
Extraordinary item...................         (990)      (8,622)    --         --             485
                                       -----------  -----------  ---------  ---------    --------
Net income...........................       26,757       11,227     14,260      9,810       6,944
Preferred dividends..................       11,430        5,252        990     --           --
                                       -----------  -----------  ---------  ---------    --------
Net income available for common
  shareholders.......................  $    15,327  $     5,975  $  13,270  $   9,810    $  6,944
                                       ===========  ===========  =========  =========    ========
PER SHARE DATA:
Basic and diluted:
    Before extraordinary item........  $      0.87  $      1.05  $    1.21  $    1.00    $   0.94
    Extraordinary item...............        (0.05)       (0.62)    --         --            0.07
                                       -----------  -----------  ---------  ---------    --------
    Net income available per common
     share...........................  $      0.82  $      0.43  $    1.21  $    1.00    $   1.01
                                       ===========  ===========  =========  =========    ========
Dividends declared...................  $     2.225  $     2.155  $   2.065  $    2.01    $   1.71
BALANCE SHEET DATA:
Real estate owned, at cost...........  $ 1,434,733  $ 1,211,693  $ 641,893  $ 578,788    $434,460
Real estate owned, net...............  $ 1,315,368  $ 1,134,704  $ 592,335  $ 549,284    $421,074
Total assets.........................  $ 1,366,427  $ 1,193,870  $ 611,199  $ 565,267    $439,233
Total debt...........................  $   753,427  $   632,213  $ 315,239  $ 307,939    $232,766
Minority interest....................  $    61,441  $    62,865  $  39,238  $  41,049    $ 43,709
Shareholders' equity.................  $   517,299  $   461,300  $ 241,384  $ 202,278    $152,385
Weighted average common shares
  (000's):
    Basic............................       18,725       13,892     10,938      9,772       6,484
    Diluted..........................       18,770       13,955     10,983      9,814       6,526
OTHER DATA (AT END OF PERIOD):
Market capitalization (shares and
  units).............................  $   670,123  $   710,175  $ 436,739  $ 331,238    $295,300
Ratio of total debt to total
  capitalization(2)..................         52.9%        47.1%      41.9%      48.2%       44.1%
Number of properties owned...........          129          116         73         70          54
Number of apartment units owned......       33,831       30,579     19,280     18,219      14,333

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

     Fixed rate notes payable at December 31, 1998 and 1997 total $579.4 million and $569.0 million, respectively, and have an estimated fair value of $582.4 million and $559.9 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1998 and 1997. These notes were subject to prepayment penalties in the event of repayment prior to maturity, which were not considered in determining their estimated fair value. The carrying value of variable rate notes payable in December 31, 1998 and 1997 total $174.0 million and $63.2 million, respectively, and reasonably approximates their fair value because the related variable interest rates reasonably approximate market rates. Included in these variable rate notes are certain Multifamily Housing Renewal bonds with rates which are less than the prime lending rates at December 31, 1998 and 1997. Approximately $32.0 million in 1998 and $16.6 million in 1997 of these mortgages are non-taxable and have lower rates than would be expected for taxable notes with similar terms.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 1998, 1997, and 1996 (in 000's):

                                          1998        1997        1996
                                       ----------  ----------  ----------
Multifamily rental revenues..........  $  210,591  $  135,673  $  110,090
Other multifamily revenues...........       2,248       1,426       1,595
Reconciling items to consolidated
  revenues:
Management and development income,
  net................................       1,841         164      --
Interest income and other revenues...         863       1,853         197
                                       ----------  ----------  ----------
       Total segment revenues........  $  215,543  $  139,116  $  111,882
                                       ==========  ==========  ==========
Multifamily net operating income.....     132,922      84,695      69,115
Reconciling items to net income:
     Management and development
       income, net...................       1,841         164      --
     Interest income and other
       revenues......................         863       1,853         197
     Interest expense................     (45,704)    (28,943)    (25,766)
     General and administrative
       expenses......................     (11,960)     (6,602)     (6,154)
     Depreciation and amortization...     (46,021)    (27,737)    (21,443)
     Amortization of deferred
       financing costs...............      (2,348)       (888)       (661)
     Gain/(Loss) from disposition of
       properties....................         408      --           2,185
     Extraordinary items, net........        (990)     (8,622)     --
     Minority interest...............      (2,254)     (2,693)     (3,213)
     Dividends on Preferred Shares...     (11,430)     (5,252)       (990)
                                       ----------  ----------  ----------
       Net income available for
          common shareholders........  $   15,327  $    5,975  $   13,270
                                       ==========  ==========  ==========

                                           1998          1997
                                       ------------  ------------
ASSETS
Multifamily real estate assets.......  $  1,412,078  $  1,193,256
Accumulated
  depreciation -- multifamily
  assets.............................      (117,773)      (76,129)
                                       ------------  ------------
                                          1,294,305     1,117,127
Land held for future development.....        11,781         8,849
Commercial properties, net...........         9,282         8,728
Cash and Restricted Cash.............        16,519        28,202
Other assets.........................        34,540        30,964
                                       ------------  ------------
     Total Assets....................  $  1,366,427  $  1,193,870
                                       ============  ============

                                         1998       1997       1996
                                       ---------  ---------  ---------
Total expenditures for property
  additions..........................  $  32,336  $  20,205  $  18,437
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