Form 10-Q
period 1999-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 1999-05-17
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
              Class                                  at April 12, 1999
              -----                                  -----------------
   Common Stock, $.01 par value                          18,918,754

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

                    Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (Unaudited)

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited)

                    Notes to Consolidated Financial Statements


Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                          PART I. Financial Information
                                     ITEM 1.

                     Mid-America Apartment Communities, Inc.
                           Consolidated Balance Sheets
                March 31, 1999 (Unaudited) and December 31, 1998

                             (Dollars in thousands)
                                                            1999        1998
                                                            ----        ----
Assets:

Real estate assets:
      Land ............................................$   121,038 $   124,912
      Buildings and improvements ......................  1,157,451   1,184,611
      Furniture, fixtures and equipment ...............     27,359      26,779
      Construction in progress ........................     67,995      75,776
--------------------------------------------------------------------------------
                                                         1,373,843   1,412,078
      Less accumulated depreciation ...................   (124,471    (117,773)
--------------------------------------------------------------------------------
                                                         1,249,372   1,294,305
      Land held for future development ................     11,877      11,781
      Commercial properties, net ......................      9,282       9,282
      Investment in and advances to real
        estate joint venture ..........................      5,549        --
--------------------------------------------------------------------------------
           Real estate assets, net ....................  1,276,080   1,315,368

Cash and cash equivalents .............................     14,243       7,237
Restricted cash .......................................     26,033       9,282
Deferred financing costs, net .........................      9,912      10,359
Other assets ..........................................     25,199      24,181
--------------------------------------------------------------------------------
         Total assets .................................$ 1,351,467 $ 1,366,427
================================================================================

Liabilities and Shareholders' equity:

Liabilities:
      Notes payable ...................................$   741,537 $   753,427
      Accounts payable ................................      6,731      10,384
      Accrued expenses and other liabilities ..........     20,839      18,959
      Security deposits ...............................      4,721       4,917
      Deferred gain on sale of properties .............      2,362        --
--------------------------------------------------------------------------------
         Total liabilities and deferred income ........    776,190     787,687

Minority interest .....................................     60,895      61,441

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000
          shares authorized, $25 per share
          liquidation preference:
         2,000,000 shares at 9.5% Series A Cumulative .         20          20
         1,938,830 shares at 8.875% Series B Cumulative         19          19
         2,000,000 shares at 9.375% Series C Cumulative         20          20
         1,000,000 shares at 9.5% Series E Cumulative .         10          10
      Common stock, $.01 par value (authorized 50,000,0000
          shares; issued and outstanding 18,919,269 and
          18,879,691 shares at March 31, 1999 and
          December 31, 1998, respectively) ..                  189         189
      Additional paid-in capital ......................    584,001     583,154
      Other ...........................................     (2,053      (2,237)
      Distributions in excess of earnings .............    (67,824     (63,876)
--------------------------------------------------------------------------------
         Total shareholders' equity ...................    514,382     517,299
--------------------------------------------------------------------------------
         Total liabilities and shareholders' equity ...$ 1,351,467 $ 1,366,427
================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
               Consolidated Statements of Operations (Continued)
                   Three months ended March 31, 1999 and 1998

                  (Dollars in thousands except per share data)
                                   (Unaudited)




                                                       1999        1998
                                                       ----        ----
Revenues:
     Rental .....................................   $ 56,182    $ 49,930
     Other ......................................        661         670
     Management and development income, net .....        246         382
--------------------------------------------------------------------------------
     Total revenues .............................     57,089      50,982

Equity in income from real estate joint venture .         21        --

Expenses:
     Personnel ..................................      6,482       5,538
     Building repairs and maintenance ...........      2,380       1,973
     Real estate taxes and insurance ............      6,083       5,399
     Utilities ..................................      2,432       2,254
     Landscaping ................................      1,411       1,170
     Other operating ............................      2,462       2,189
     Depreciation and amortization ..............     12,516      10,842
     General and administrative .................      3,139       2,616
     Interest ...................................     12,001      10,988
     Amortization of deferred financing costs ...        692         546
--------------------------------------------------------------------------------
     Total expenses .............................     49,598      43,515

--------------------------------------------------------------------------------
Income before gain on disposition of properties,
    minority interest in operating partnership
    income and extraordinary item ...............      7,512       7,467
--------------------------------------------------------------------------------

Gain on sale of properties ......................      4,698        --

--------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary item ....     12,210       7,467
--------------------------------------------------------------------------------

Minority interest in operating partnership income      1,196         421
--------------------------------------------------------------------------------
Net income before extraordinary item ............     11,014       7,046
--------------------------------------------------------------------------------
Extraordinary item  - loss on debt extinguishment        (67)       (371)
--------------------------------------------------------------------------------
Net income ......................................     10,947       6,675
Dividends on preferred shares ...................      4,027       2,263
--------------------------------------------------------------------------------
Net income available for common shareholders ....   $  6,920    $  4,412
================================================================================

                                   (Continued)

                     Mid-America Apartment Communities, Inc.
               Consolidated Statements of Operations (Continued)
                   Three months ended March 31, 1999 and 1998

                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                        1999       1998
                                                        ----       ----

Net income available per common share:

--------------------------------------------------------------------------------
  Basic (in thousands):
       Average common shares outstanding               18,902     18,551
--------------------------------------------------------------------------------
  Basic earnings per share:
             Net income available per common share
                    before extraordinary item          $ 0.37     $ 0.26
             Extraordinary item                             -      (0.02)
--------------------------------------------------------------------------------
             Net income available per common share     $ 0.37     $ 0.24
================================================================================

  Diluted (in thousands):
       Average common shares outstanding               18,902     18,551
       Effect of dilutive stock options                    27         62
--------------------------------------------------------------------------------
       Average dilutive common shares outstanding      18,929     18,613
================================================================================

  Diluted earnings per share:
             Net income available per common share
                    before extraordinary item          $ 0.37     $ 0.26
             Extraordinary item                             -      (0.02)
--------------------------------------------------------------------------------
             Net income available per common share     $ 0.37     $ 0.24
================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Cash Flow
                   Three months ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
      Net income ......................................   $ 10,947    $   6,675
      Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization ............     13,208       11,460
             Minority interest in operating
               partnership income .....................      1,196          421
             Extraordinary item .......................         67          371
             Gain on sale of properties ...............     (4,698)        --
             Changes in assets and liabilities:
                 Restricted cash ......................     (1,007)        (224)
                 Other assets .........................     (1,410)        (456)
                 Accounts payable .....................     (3,653)       1,389
                 Accrued expenses and other liabilities      1,894       (4,886)
                 Security deposits ....................       (196)         174
--------------------------------------------------------------------------------

             Net cash provided by operating activities      16,348       14,924

Cash flows from investing activities:
             Purchases of real estate assets ..........       --        (18,714)
             Improvements to properties ...............     (7,013)      (6,685)
             Construction of units in progress and
               future development .....................    (17,802)     (11,688)
             Proceeds from disposition of real
               estate assets ..........................     64,588         --
             Advance to real estate joint venture .....     (3,000)        --
             Escrow funding for tax free exchange .....    (15,744)        --
             Investment in real estate joint venture ..     (2,549)        --
--------------------------------------------------------------------------------
             Net cash provided by (used in)
                investing activities ..................     18,480      (37,087)

Cash flows from financing activities:
             Net change in credit line ................    (19,685)      20,573
             Proceeds from notes payable ..............     11,760      189,000
             Principal payments on notes payable ......     (4,044)    (175,654)
             Deferred financing costs .................       (245)      (3,235)
             Proceeds from issuances of common
               shares and units .......................      1,007        2,532
             Distributions to unitholders .............     (1,723)      (1,477)
             Dividends paid on common shares ..........    (10,865)      (9,703)
             Dividends paid on preferred shares .......     (4,027)      (2,263)
--------------------------------------------------------------------------------
             Net cash provided by (used in)
               financing activities ...................    (27,822)      19,773
--------------------------------------------------------------------------------
             Net increase (decrease) in cash
               and cash equivalents ...................      7,006       (2,390)

Cash and cash equivalents, beginning of period ........      7,237       14,805
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period ..............   $ 14,243    $  12,415
================================================================================

Supplemental disclosure of cash flow information:
   Interest paid ......................................   $ 12,231    $  11,019
Supplemental disclosure of noncash investing
     and financing activities:
   Conversion of units for common shares ..............   $   --      $     131
   Issuance of advances in exchange for common
     shares and units .................................   $   --      $   1,450

          See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.       Real Estate Transactions

Joint Venture Transaction

In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture) with Blackstone Real Estate Estate Acquisitions, LLC, a subsidiary of an investment management firm located in New York city, to own and operate apartment communities. The Company simultaneously sold 6 apartment communities to the newly formed Joint Venture for approximately $64.6 million in cash and, for book purposes, recognized a gain of approximately $4.7 million and deferred gains for the Company's retained interest of approximately $2.4 million. The Company retained a 33 percent ownership in the Joint Venture and will continue to manage the properties for a 4% fee. The Company contributed capital of approximately $2.6 million and loaned the Joint Venture $3.0 million at an interest rate of 10% for the life of the entity. The net proceeds from the transaction were used to pay down the Company's line of credit (the "Credit Line") and to fund a cash escrow reserve related to the planned tax free exchange of a portion of the properties. The agreement provides that income and cash flows generated by the Joint Venture will be allocated based on respective ownership percentages. The Company accounts for its investment in the Joint Venture using the equity method of accounting. The Company plans to sell an additional 4 apartment communities to the Joint Venture later in the year. The proceeds from any such transaction are expected to be used to pay down the Company's Credit Line.


3.       Earnings Per Share

At March 31, 1999, 18,919,269 common shares and 3,010,986 operating partnership units were outstanding, a total of 21,930,255 shares and units. Additionally, MAAC has outstanding options for 1,165,769 shares of common stock at March 31, 1999.

4.       Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. At March 31, 1999, the Company owned and operated 131 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows for the three months ended as of March 31:


                                                  1999        1998
                                               --------    --------

Rental Revenues ............................   $ 56,182    $ 49,930
Other Property Revenues ....................        496         474
                                               --------    --------
    Total Revenues .........................   $ 56,678    $ 50,404
                                               ========    ========

Property Net Operating Income ..............   $ 35,428    $ 31,881
Equity in income from real estate
  joint venture ............................         21        --
Development and construction income, net ...        246         382
Interest and other income ..................        165         196
Interest Expense ...........................    (12,001)    (10,988)
General and administrative expenses ........     (3,139)     (2,616)
Amortization of deferred financing costs ...       (692)       (546)
Depreciation and amortization ..............    (12,516)    (10,842)
                                               --------    --------
Net income before gain on disposition of
  properties, minority interest in operating
  partnership income and extraordinary item    $  7,512    $  7,467
                                               ========    ========


5.       Subsequent Events

Property Disposition

In April 1999 the Company sold the 240-unit Hidden Oaks Apartments located in Albany, Georgia for $6.1 million. The Company provided a $500,000 loan to the seller repayable in five years at 7.5% interest rate. The twenty year old property was acquired in 1997 as part of the merger with Flournoy Development Company ("FDC merger"). The proceeds from the sale were used to pay off the outstanding loan related to the property of $2.43 million and to pay down the Company's Credit Line.

                          PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at March 31, 1999 was 34,571 in 131 apartment communities, compared to 31,306 in 118 communities at March 31, 1998.

Average monthly rental per apartment unit increased to $598 at March 31, 1999 from $573 at March 31, 1998. Overall occupancy at March 31, 1999 and 1998 was 94.0% and 94.6%, respectively.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash and other items, primarily depreciation and amortization, less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $99,000 and $24,000 at March 31, 1999 and 1998, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations (FFO) for the three months ending March 31, 1999 and 1998 is calculated as follows (dollars in thousands):

                                                         1999       1998
                                                      --------    -------
Net income available for common shareholders ......   $  6,920    $ 4,412
Depreciation and amortization of real estate assets     12,417     10,818
Minority interest .................................      1,196        421
Gain on disposition of properties .................     (4,698)      --
Extraordinary items ...............................         67        371
                                                      --------    -------
Funds from Operations .............................   $ 15,902    $16,022
                                                      ========    =======

Weighted average shares and units:
  Basic ...........................................     21,914     21,484
  Diluted .........................................     22,941     21,546




RESULTS OF OPERATIONS  (Dollars in  000's)


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

Total revenues for 1999 increased by $6,107 due primarily to increases of (i) $3,495 from the 10 communities acquired in 1998, (ii) $2,555 from the development communities completed during 1998 and 1999, and (iii) $465 from the communities owned throughout both periods. The majority of the remaining difference is due to decreases of (i) $263 due to the sale of Redford Park Apartments in 1998 and (ii) $136 in management and development income, net.

Property operating expenses for 1998 increased by $2,727 due primarily to (i) $1,391 from the 10 communities acquired in 1998, (ii) $928 from the development communities completed during 1998 and 1999 and (iii) $577 from the communities owned throughout both periods. These increases were slightly offset by a decrease of $169 from the sale of Redford Park Apartments in 1998.

General and administrative  expense increased by $523 for the three months ended
March  31,  1999  mainly  due  to  the   addition   and   expansion  of  certain
administrative functions related to the Company's portfolio growth.

Depreciation and amortization expense increased by $1,674 primarily due to (i) $694 from the 10 communities acquired in 1998, (ii) $355 from the development communities completed during 1998 and 1999, (iii) $550 from the communities owned throughout both periods, and (iv) $75 from additional depreciation related to corporate assets.

Interest expense increased $1,103 during the three months ended March 31, 1999 due primarily to property acquisitions, new financing transactions related to the FDC merger, and additional funding of the development properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $14,924 for the three months ended March 31, 1998 to $16,348 for the three months ended March 31, 1999. The increase in net cash flow was primarily related to growth in income and cash flow related to property acquisitions and development.

Net cash from investing activities increased by $55,567 from a usage of $37,087 for the three months ended March 31, 1998 to a source of $18,480 for the three months ended March 31, 1999. The increase was primarily related to the sale of 6 properties to the Joint Venture for net cash proceeds of $64,588, of which $15,744 was used to fund an escrow reserve to effectuate a tax free exchange related to the sale, $3,000 was advanced to the Joint Venture at an interest rate of 10%, and $2,549 was invested in the Joint Venture. Additionally, two properties were purchased during the first three months of 1998 for $18,714; whereas, no properties were purchased during 1999. The majority of the remaining difference is related to $6,114 additional development spending for the first three months of 1999 as compared to the same period a year earlier.

As of March 31, 1999 the Company's communities in various stages of development and lease-up are summarized as follows ($'s in 000's):

                                                                                                    Apartments
                                                                    Current               ----------------------------------
                                                        Total       Budgeted    Cost to    Comp-
                                  Location              Units         Cost       Date      leted     Leased     Occupied

Completed Communities :
In Lease-up
Terraces at Fieldstone            Conyers, GA              316       17,458      17,097       316        231          218
Paddock Club Gainesville          Gainesville, FL          264       17,488      17,067       264        140          124
Terraces at Towne Lake Phase II   Cherokee County, GA      238       14,083      12,659       238        146          130
Paddock Club Brandon Phase II     Brandon, FL              132        8,313       7,512       132         92           80

                                                       -------------------------------------------------------------------
    Total Completed Communities                            950     $ 57,342    $ 54,335       950        609          552
                                                       ===================================================================

Development Communities:
In Lease-up:
Reserve at Dexter Lake            Memphis, TN              252       16,976      16,128       196        121           87
Paddock Club Panama City          Panama City, FL          254       15,536      13,659       216         82           67
Paddock Club Montgomery           Montgomery, AL           208       13,832      12,411       136         84           57

                                                        -------------------------------------------------------------------
                                                           714     $ 46,344    $ 42,198       548        287          211
                                                       -------------------------------------------------------------------
Under Construction:
Paddock Club Murfreesboro         Murfreesboro, TN         240       15,535       7,695         -         41            -
Grand Reserve Lexington           Lexington, KY            370       30,034       4,953         -          -            -
Grande View Nashville             Nashville, TN            433       34,407       3,636         -          -            -
                                                       -------------------------------------------------------------------
                                                         1,043     $ 79,976    $ 16,284         -         41            -
                                                       -------------------------------------------------------------------
In Pre-Development:
St. Augustine at the Lake Phase IIJacksonville, FL         124        8,290         527         -          -            -
Reserve at Dexter Lake Phase II   Memphis, TN              244       16,068         177         -          -            -
Paddock Club Melbourne            Melbourne, FL            300       18,591       1,227         -          -            -
Kenwood Club at the Park          Katy(Houston), TX        320       18,129       1,237         -          -            -

                                                       -------------------------------------------------------------------
                                                           988     $ 61,078     $ 3,168         -          -            -
                                                       ===================================================================
Total Units Currently Under Development                  2,745    $ 187,398    $ 61,650       548        328          211
                                                       ===================================================================


Capital improvements to existing properties totaled $7,013 for the three months ended March 31, 1999, compared to $6,685 for the same period last year.

Following the November 1997 FDC merger, the Company anticipated a certain amount of capital spending necessary to bring the 7,691 apartment units acquired to the standards of the Company's overall portfolio. As of March 31, 1999, all of this anticipated spending was not yet completed for various reasons mainly relating to the integration the Flournoy companies and increased development activity. The Company considers these units to be pre-stabilized until the spending is complete and the units are repositioned at the level of the overall portfolio. The Company expects this spending to be complete and these properties to be stablizezed by the beginning of the third quarter 1999.

Actual capital expenditures for development of communities, acquisition of assets and community improvements for 1999 are summarized below:

                                                                     Actual
                                                                     To Date
                                                                ---------------
   Community development                                               $17,802
   Recurring capital at stabilized properties                            2,442
   Revenue enhancing projects at stabilized properties                   2,133
    Capital improvements to pre-stabilized properties                    2,222
   Corporate additions and improvements                                    216
                                                                ---------------
                                                                       $24,815
                                                                ===============

Net cash from financing activities decreased by $47,595 from a source of $19,773 in 1998 to a usage of $27,822 for the same period in 1999. The majority of this decrease relates to a net $40,258 reduction in cash flow related to the Credit Line. During the first three months of 1999, the Company also paid-off the 8.625% loan of $2,706 related to Eastview Apartments and refinanced the property with a new loan of $11,760 at an interest rate of 7.32%.

At March 31, 1999 the Company had $97,329 outstanding on the Credit Line and $154,354 (including the Credit Line) of floating rate debt at an average interest rate of 6.3%; all other debt was fixed rate term debt at an average interest rate of 7.3%. The weighted average interest rate and weighted average maturity at March 31, 1999 for the $741,537 of notes payable were 7.1% and 10.9 years, respectively. The Company expects to use the Credit Line to fund future development and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to $174,983 as of April 30, 1999.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, potential asset sales and joint venture transactions, and the Credit Line.

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

YEAR 2000

In older computer programs, to conserve storage space, only two digits were used to identify the year. This set up has created a date sequence problem. The computer may not know that 00 comes after 99, moreover it may not know if 00 is 1900 or 2000("Y2K"). The business risk of this problem is that calculations or processes that are date dependent may not yield the correct answer or work at all.

Software vendors have certified all of the mission critical applications; these vendors provide the software used for financial, network, property management and telephone systems used by the Company. The Company does not own any in-house development programs that require replacing or re-writing of code.

The Company has performed a thorough assessment of its personal computers and desktop software. All mission critical desktop hardware and software are believed to be compliant. Remediation of non-compliant hardware and software (none of which is mission-critical) is expected to be completed by the end of the third quarter 1999.

The Company estimates that the total Y2K project cost is nominal, as systems have been upgraded and become Y2K compliant as part of its normal course of business. The Company believes that its Y2K initiatives are adequate to address reasonably likely Y2K issues.

Management believes that hardware and software upgrades made over the last few years will reduce the possibility of interruptions to the operation. However, the Company is dependent on the utilities infrastructure within the United States. The most likely worst case scenario would be that the Company might experience disruption in its operations if any of the third-party suppliers reported a system failure.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, and future development. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 1998 Annual Report on Form 10-K.

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

            None.

Item 5.     Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report.

(27)   Financial Data Schedule for the period ended 3/31/99

                 (b)  Reports on Form 8-K

     Form    Events Reported                  Date of Report     Date Filed
     ----    ---------------                  --------------     ----------

      8-K    Sale of Preferred Series E           12/29/98         1/11/99

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:   5/14/99                    /s/ Simon R.C. Wadsworth
      ------------------           --------------------------------------

                                     Simon R.C. Wadsworth
                                     Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)