Form 10-Q
period 1999-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1999-08-16
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
        Class                                          at July 31, 1999
        -----                                          ----------------
                                                           19,018,594

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

                    Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998 (Unaudited)

                    Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (Unaudited)

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                          PART I. Financial Information
                                     ITEM 1.

                     Mid-America Apartment Communities, Inc.
                           Consolidated Balance Sheets
                 June 30, 1999 (Unaudited) and December 31, 1998

                             (Dollars in thousands)
                                                             1999         1998
                                                             ----         ----
Assets:
-------

Real estate assets:
      Land ............................................$   123,305  $   124,912
      Buildings and improvements ......................  1,197,688    1,184,611
      Furniture, fixtures and equipment ...............     28,833       26,779
      Construction in progress ........................     45,677       75,776
--------------------------------------------------------------------------------
                                                         1,395,503    1,412,078
      Less accumulated depreciation ...................   (136,227)    (117,773)
--------------------------------------------------------------------------------
                                                         1,259,276    1,294,305
      Land held for future development ................      1,366       11,781
      Commercial properties, net ......................      4,401        9,282
      Investment in and advances to real
          estate joint venture ........................      5,578         --
--------------------------------------------------------------------------------
           Real estate assets, net ....................  1,270,621    1,315,368

Cash and cash equivalents .............................     13,551        7,237
Restricted cash .......................................     18,597        9,282
Deferred financing costs, net .........................      9,615       10,359
Other assets ..........................................     10,861       24,181
--------------------------------------------------------------------------------
         Total assets .................................$ 1,323,245  $ 1,366,427
================================================================================
Liabilities and Shareholders' equity:
-------------------------------------

Liabilities and deferred gain:
      Notes payable ...................................$   729,146  $   753,427
      Accounts payable ................................        912       10,384
      Accrued expenses and other liabilities ..........     22,315       18,959
      Security deposits ...............................      4,950        4,917
      Deferred gain on disposition of properties ......      2,239         --
--------------------------------------------------------------------------------
         Total liabilities and deferred gain ..........    759,562      787,687

Minority interest .....................................     58,633       61,441

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000
          shares authorized,
       $25 per share liquidation preference:
         2,000,000 shares at 9.5% Series A Cumulative .         20           20
         1,938,830 shares at 8.875% Series B Cumulative         19           19
         2,000,000 shares at 9.375% Series C Cumulative         20           20
         1,000,000 shares at 9.5% Series E Cumulative .         10           10
      Common stock, $.01 par value (authorized
          50,000,000 shares;issued and outstanding
          19,008,845 and 18,879,691 shares
          at June 30, 1999 and December 31, 1998,
          respectively) ...............................        190          189
      Additional paid-in capital ......................    584,852      583,154
      Other ...........................................     (1,263)      (2,237)
      Distributions in excess of earnings .............    (78,798)     (63,876)
--------------------------------------------------------------------------------
         Total shareholders' equity ...................    505,050      517,299
--------------------------------------------------------------------------------
         Total liabilities and shareholders' equity ...$ 1,323,245  $ 1,366,427
================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
                Three and six months ended June 30, 1999 and 1998

                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                              Three months ended         Six months ended
                                                                    June 30,                  June 30,
                                                              -------------------      -------------------
                                                               1999         1998         1999         1998
                                                               ----         ----         ----         ----
Revenues:
      Rental ...........................................   $  55,040    $  51,113    $ 111,222    $ 101,043
      Other ............................................       1,115          788        1,776        1,458
      Management and development income, net ...........         177          265          423          647
      Equity in earnings of real estate joint venture ..          30         --             51         --
-----------------------------------------------------------------------------------------------------------
      Total revenues ...................................      56,362       52,166      113,472      103,148
-----------------------------------------------------------------------------------------------------------
 Expenses:
      Personnel ........................................       6,294        6,007       12,776       11,545
      Building repairs and maintenance .................       2,467        2,455        4,847        4,428
      Real estate taxes and insurance ..................       6,288        5,367       12,371       10,766
      Utilities ........................................       2,167        2,174        4,599        4,428
      Landscaping ......................................       1,411        1,259        2,822        2,429
      Other operating ..................................       2,579        1,979        5,041        4,168
      Depreciation and amortization ....................      12,625       11,242       25,141       22,084
      General and administrative .......................       3,010        2,377        6,149        4,993
      Interest .........................................      12,195       11,676       24,196       22,664
      Amortization of deferred financing costs .........         685          593        1,377        1,139
-----------------------------------------------------------------------------------------------------------
      Total expenses ...................................      49,721       45,129       99,319       88,644
-----------------------------------------------------------------------------------------------------------
Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary item ......................       6,641        7,037       14,153       14,504
-----------------------------------------------------------------------------------------------------------
Gain (loss) on dispositions,net ........................      (4,366)         422          332          422
-----------------------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary item ...........       2,275        7,459       14,485       14,926
-----------------------------------------------------------------------------------------------------------
Minority interest in operating partnership income (loss)        (414)         746          782        1,167
-----------------------------------------------------------------------------------------------------------
Income before extraordinary item .......................       2,689        6,713       13,703       13,759
-----------------------------------------------------------------------------------------------------------
Extraordinary item  - loss on debt extinguishment ......        --           (619)         (67)        (990)
-----------------------------------------------------------------------------------------------------------
Net income .............................................       2,689        6,094       13,636       12,769
Dividends on preferred shares ..........................       4,029        2,276        8,056        4,539
-----------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders ....   $  (1,340)   $   3,818    $   5,580    $   8,230
===========================================================================================================

  Basic (in thousands):
        Average common shares outstanding ..............       18,967      18,693       18,935       18,622
-----------------------------------------------------------------------------------------------------------
  Basic earnings per share:
              Net income (loss) available per common share $    (0.07)$      0.24 $       0.30 $       0.50
                     before extraordinary item
              Extraordinary item .......................         --         (0.04)       (0.01)       (0.06)
-----------------------------------------------------------------------------------------------------------
              Net income (loss) available per common share $    (0.07)$      0.20 $       0.29 $       0.44
-----------------------------------------------------------------------------------------------------------
  Diluted (in thousands):
        Average common shares outstanding ..............       18,967       18,693      18,935       18,622
        Effect of dilutive stock options ...............           37           48          20           55
-----------------------------------------------------------------------------------------------------------
        Average dilutive common shares outstanding .....       19,004       18,741      18,955       18,677
-----------------------------------------------------------------------------------------------------------
  Diluted earnings per share:
              Net income (loss) available per common share $    (0.07)$       0.24 $      0.30 $       0.49
                     before extraordinary item
              Extraordinary item .......................         --          (0.04)       (0.01)      (0.05)
-----------------------------------------------------------------------------------------------------------
              Net income (loss) available per common share $    (0.07)$       0.20 $       0.29 $      0.44
===========================================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Cash Flow
                     Six months ended June 30, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                               1999       1998
                                                               ----       ----
Cash flows from operating activities:
      Net income .......................................   $  13,636  $  12,769
      Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation and amortization ............      26,518     23,369
              Equity in earnings of real estate
               joint venture ...........................         (51)      --
              Minority interest in operating
               partnership income ......................         782      1,167
              Extraordinary item .......................          67        990
              Gain on dispositions, net ................        (332)      (422)
              Changes in assets and liabilities:
                  Restricted cash ......................      (1,616)     1,974
                  Other assets .........................         528        294
                  Accounts payable .....................      (6,080)    (2,360)
                  Accrued expenses and other
                    liabilities ........................       5,529       (122)
                  Security deposits ....................          33        228
--------------------------------------------------------------------------------
              Net cash provided by operating activities       39,014     37,887
Cash flows from investing activities:
              Purchases of real estate assets ..........        --      (22,786)
              Improvements to properties ...............     (16,563)   (10,290)
              Construction of units in progress
               and future development ..................     (36,647)   (35,392)
              Proceeds from disposition of real
               estate assets ...........................      69,184      5,435
              Proceeds from sale of development
               and construction assets .................      19,100       --
              Investment in and advances to real
               estate joint venture ....................      (6,027)      --
              Escrow funding for tax free exchange, net       (7,744)      --
--------------------------------------------------------------------------------
              Net cash provided by (used in) investing
               activities ..............................      21,303    (63,033)
Cash flows from financing activities:
              Net change in credit line ................     (18,747)   (24,295)
              Proceeds from notes payable ..............      11,760    218,764
              Principal payments on notes payable ......     (15,945)  (195,659)
              Deferred financing costs .................        (633)    (4,979)
              Proceeds from issuances of common
               shares and units ........................       2,854      8,613
              Proceeds from issuance of preferred shares         (35)    48,330
              Redemption of unitholder interests .......        --         (104)
              Distributions to unitholders .............      (3,454)    (3,089)
              Dividends paid on common shares ..........     (21,747)   (19,995)
              Dividends paid on preferred shares .......      (8,056)    (4,539)
--------------------------------------------------------------------------------
              Net cash provided by (used in) financing
               activities ..............................     (54,003)    23,047
--------------------------------------------------------------------------------
              Net increase (decrease) in cash and
               cash equivalents ........................       6,314     (2,099)
--------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period .........       7,237     14,805
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period ...............   $  13,551  $  12,706
================================================================================

Supplemental disclosure of cash flow information:
-------------------------------------------------
   Interest paid .......................................   $  24,295  $  23,038
Supplemental disclosure of noncash investing and
     financing activities:
   Assumption of debt related to  property acquisitions    $    --    $  16,964
   Conversion of units for common shares ...............   $      47  $     774
   Issuance of units related to property acquisitions .. $ -- $ 338 Issuance of advances in exchange for common shares
     and units .........................................   $      97  $   1,952

          See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.       Real Estate Transactions

Joint Venture Transaction

In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone"), a subsidiary of an investment management firm located in New York city, to own and operate apartment communities. The Company simultaneously sold 6 apartment communities to the newly formed Joint Venture for approximately $64.6 million in cash and, for book purposes, recognized a gain of approximately $4.4 million and deferred gains for the Company's retained interest of approximately $2.2 million which will be amortized over the life of the Joint Venture. The Company retained a 33 percent ownership in the Joint Venture and will continue to manage the properties for fee of 4% of revenues. The Company contributed capital of approximately $2.6 million and loaned the Joint Venture a total of $3.0 million at an interest rate of 10% for the life of the entity. The net proceeds from the transaction were used to pay down the Company's line of credit (the "Credit Line") and to fund a cash escrow reserve related to the planned tax free exchange of a portion of the properties. The agreement provides that income and cash flows generated by the Joint Venture are to be allocated based on respective ownership percentages. The Company accounts for its investment in the Joint Venture using the equity method of accounting.

In August 1999, the Company closed the second portion of the Joint Venture transaction with Blackstone. The Company sold four additional properties containing 1,134 apartment units to the Joint Venture, for proceeds of $33.3 million, bringing the total proceeds from sales to the venture to $97.9 million from 10 properties containing a total of 2,794 apartment units. The Company contributed additional capital to the Joint Venture related to this transaction bringing the total investment in the Joint Venture to approximately $4.6 million. The remaining proceeds were used to pay down the Company's Credit Line and to fund its development pipeline. After this transaction, the Company continues to own a 33 percent interest in the Joint Venture.

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

3.       Sale of Development, Construction and Fee Management Business

On June 30, 1999, the Company sold its development, construction and fee management businesses acquired in connection with the November 1997 FDC merger back to the principals of Flournoy Development Company ("Flournoy"). The Company received net proceeds of $19.1 million for these assets and recorded a net loss for book purposes of approximately $4.0 million, relating mainly to the write-off of goodwill related to the original purchase transaction. In the transaction, Flournoy reacquired the development businesses, related fixed assets including single family development, land and property held for sale, and the fee management business of 5,131 tax credit apartment units. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline.

4.       Earnings Per Share

At June 30, 1999, 19,008,845 common shares and 3,011,011 operating partnership units were outstanding, a total of 22,019,856 shares and units. Additionally, MAAC has outstanding options for 1,164,469 shares of common stock at June 30, 1999.

5.       Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. At June 30, 1999, the Company owned, or had ownership interest, and operated 130 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows for the three and six months ended as of June 30:

                                     Three months ended      Six months ended
                                           June 30,             June 30,
                                     ------------------     -----------------

                                        1999       1998      1999       1998
                                        ----       ----      ----       ----

Rental revenues ................... $  55,040  $  51,113  $ 111,222  $ 101,043
Other property revenues ...........       568        616      1,064      1,090
                                    ---------  ---------  ---------  ---------
    Total revenues ................ $  55,608  $  51,729  $ 112,286  $ 102,133
                                    ---------  ---------  ---------  ---------

Property net operating income ..... $  34,402  $  32,488  $  69,830  $  64,369
Income from unconsolidated
  Joint Venture ...................        30       --           51       --
Development and construction
  income, net .....................       177        265        423        647
Interest and other income .........       547        172        712        368
Interest expense ..................   (12,195)   (11,676)   (24,196)   (22,664)
General and administrative expenses    (3,010)    (2,377)    (6,149)    (4,993)
Amortization of deferred
  financing costs .................      (685)      (593)    (1,377)    (1,139)
Depreciation and amortization .....   (12,625)   (11,242)   (25,141)   (22,084)

                                    ---------  ---------  ---------  ---------
Income before gain on dispositions,
  minority interest in operating
  partnership income and
  extraordinary item .............. $   6,641  $   7,037  $  14,153  $  14,504
                                    =========  =========  =========  =========

                          PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

At June 30, 1999, the Company owned or had ownership interest in 34,825 units in 130 apartment communities, compared to 31,791 in 120 communities at June 30, 1998.

Average monthly rental per apartment unit increased to $595 at June 30, 1999 from $575 at June 30, 1998. Overall occupancy at June 30, 1999 and 1998 was 95.0% and 94.9%, respectively.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with
GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash and other items, primarily depreciation and amortization, less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $194,000 and $172,000 at June 30, 1999 and 1998, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations (FFO) for the three and six months ending June 30, 1999 and 1998 is calculated as follows (dollars in thousands):

                                    Three months ending      Six months ending
                                          June 30,               June 30,
                                     ------------------      ------------------
                                        1999       1998       1999       1998
                                        ----       ----       ----       ----

Net income (loss)  available
  for common shareholders ........   $ (1,340)  $  3,818   $  5,580   $  8,230
Depreciation and amortization of
  real estate assets .............     12,530     11,094     24,947     21,912
Adjustment for Joint Venture
  depreciation ...................        188       --          188       --
Minority interest ................       (414)       746        782      1,167
(Gain) loss on disposition
  of assets ......................      4,366       (422)      (332)      (422)
Extraordinary items ..............       --          619         67        990
                                     --------   --------   --------   --------
Funds from operations ............   $ 15,330   $ 15,855   $ 31,232   $ 31,877
                                     ========   ========   ========   ========

Weighted average shares and units:
  Basic ..........................     21,978     21,725     21,946     21,605
  Diluted ........................     23,014     21,773     22,966     21,660





RESULTS OF OPERATIONS  (Dollars in  000's)

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

During 1998 the Company acquired ten properties. Of these properties, two were sold to the Joint Venture in March 1999. The following discussion includes the information relating to these properties in the Joint Venture portion.

Total revenues for 1999 increased by $4,196 due primarily to increases of (i) $2,391 from 8 communities acquired in 1998 and owned through June 30, 1999, (ii) $3,042 from the development communities completed during 1998 and 1999, and
(iii) $1,450 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $2,361 due to the sale of the 6 properties to the Joint Venture in 1999 and (ii) $444 due to the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

Property operating expenses for 1999 increased by $1,965 due primarily to (i) $942 from 8 communities acquired in 1998 and owned through June 30, 1999, (ii) $1,113 from the development communities completed during 1998 and 1999 and (iii) $1,139 from the communities owned throughout both periods. These increases were offset by decreases of (i) $942 due to the sale of 6 properties to the Joint Venture in 1999 and (ii) $368 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

Depreciation and amortization expense increased by $1,383 primarily due to (i) $498 from 8 communities acquired in 1998 and owned through June 30, 1999, (ii) $705 from the development communities completed during 1998 and 1999 and (iii) $731 from the communities owned throughout both periods. These increases were offset by reductions of (i) $453 related to the sale of 6 properties to the Joint Venture in 1999 and (ii) $98 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

General and administrative expense increased by $633 for the three months ended June 30, 1999 mainly due to the addition and expansion of certain training and administrative functions to support the Company's portfolio growth.

Interest expense increased $519 during the three months ended June 30, 1999 due primarily to increased debt related to the 10 property acquisitions in 1998 and additional Credit Line funding to complete the new development properties.

COMPARISON  OF SIX MONTHS  ENDED JUNE 30, 1999 TO THE SIX MONTHS  ENDED JUNE 30,
1998

During 1998 the Company acquired ten properties. Of these properties, two were sold to the Joint Venture in March 1999. The following discussion includes the information relating to these properties in the Joint Venture portion.

Total revenues for 1999 increased by $10,324 due primarily to increases of (i) $5,250 from the 8 communities acquired in 1998 and owned through June 30, 1999,
(ii) $5,598 from the development communities completed during 1998 and 1999, and
(iii) $2,297 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $2,351 due to the sale of 6 properties to the Joint Venture in 1999 and (ii) $745 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

Property operating expenses for 1999 increased by $4,692 due primarily to (i) $2,572 from the 8 communities acquired in 1998 and owned through June 30, 1999,
(ii) $2,040 from the development  communities completed during 1998 and 1999 and
(iii) $970 from the communities owned throughout both periods. These increases were offset by decreases of (i) $522 due to the sale of 6 properties to the Joint Venture in 1999 and (ii) $368 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

Depreciation and amortization expense increased by $3,057 primarily due to (i) $1,089 from the 8 communities acquired in 1998 and owned through June 30, 1999,
(ii) $1,060 from the development communities completed during 1998 and 1999, and
(iii) $1,786 from the communities owned throughout both periods. These increases were offset by decreases of (i) $316 due to the sale of 6 properties to the Joint Venture in 1999 and (ii) $563 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

General and administrative expense increased by $1,156 for the six months ended June 30, 1999 mainly due to the addition and expansion of certain training and administrative functions to support the Company's portfolio growth.

Interest expense increased $1,532 during the six months ended June 30, 1999 due primarily increased debt related to the 10 property acquisitions in 1998 and additional Credit Line funding to complete the new development properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $37,887 for the six months ended June 30, 1998 to $39,014 for the six months ended June 30, 1999. The increase in net cash flow was primarily related to growth in income and cash flow related to property acquisitions and new development.

Net cash from investing activities increased by $84,336 from a usage of $63,033 for six months ended June 30, 1998 to a source of $21,303 for the six months ended June 30, 1999. The increase is primarily related to the sale of the six Joint Venture properties and one additional property for total net proceeds of $69,184, along with the sale of the development and construction assets for net proceeds of $19,100 during the period. These cash inflows were partially offset by the equity investment, cash advance, and escrow reserves related to the Joint Venture transaction. Additionally, 4 properties were purchased during the first six months of 1998 for a net $22,786, whereas, no properties were purchased during 1999.

As of June 30, 1999 the Company's communities in various stages of development and lease-up are summarized as follows ($'s in 000's):


                                                                                                                Units
                                                                                Current               ----------------------------
                                                                        Total   Budgeted   Cost to     Comp-
                                                   Location             Units     Cost       Date      leted     Leased   Occupied
                                                   --------             -----     ----       ----      -----     ------   --------

----------------------------------------------------------------------------------------------------------------------------------
Completed Communities :
In Lease-up
Terraces at Fieldstone .......................... Conyers, GA             316   $ 17,458   $ 17,170      316        292        274
Paddock Club Gainesville ........................ Gainesville, FL         264     17,688     17,657      264        248        195
Terraces at Towne Lake Phase II ................. Cherokee County, GA     238     13,921     13,291      238        161        156
Paddock Club Brandon Phase II ................... Brandon, FL             132      8,313      8,009      132        129        112
Reserve at Dexter Lake .......................... Memphis, TN             252     17,398     17,247      252        181        163
Paddock Club Panama City ........................ Panama City, FL         254     15,536     15,060      254        124        112
Paddock Club Montgomery ......................... Montgomery, AL          208     14,117     13,933      208         98         60
----------------------------------------------------------------------------------------------------------------------------------
    Total Completed Communities .................                       1,664   $104,431   $102,367    1,664      1,233      1,072
==================================================================================================================================

Development Communities:
In Lease-up:
Paddock Club Murfreesboro ....................... Murfreesboro, TN        240     15,963     12,045       88         46         27

Under Construction:
Grand Reserve Lexington ......................... Lexington, KY           370     31,992      8,695     --         --         --
Grande View Nashville ........................... Nashville, TN           433     35,209      5,393     --         --         --
Reserve at Dexter Lake Phase II ................. Memphis, TN             244     16,440      1,791     --         --         --
Kenwood Club at the Park ........................ Katy(Houston), TX       320     18,853      2,149     --         --         --
----------------------------------------------------------------------------------------------------------------------------------

 Total Units Under Construction                                         1,367   $102,494   $ 18,028     --         --         --
----------------------------------------------------------------------------------------------------------------------------------
In Pre-Development:
St. Augustine at the Lake Phase II                Jacksonville, FL        124      8,720        515     --         --         --
----------------------------------------------------------------------------------------------------------------------------------

Total Units Under Development ...................                       1,731    127,177     30,588       88         46         27
==================================================================================================================================
                                                                                                                         =
Total Units in Lease-up and Under Development ...                       3,395    231,608    132,955    1,752      1,279      1,099
==================================================================================================================================



Actual capital expenditures for development of communities, acquisition of assets and community improvements for 1999 are summarized below:


   Community development                                            $36,647
   Recurring capital at stabilized properties                         6,024
   Revenue enhancing projects at stabilized properties                5,110
    Capital improvements to pre-stabilized properties                 5,020
   Corporate additions and improvements                                 409
                                                             ---------------
                                                                    $53,210
                                                             ===============

Following the November 1997 FDC merger, the Company anticipated a certain amount of capital spending necessary to bring the 7,691 apartment units acquired to the standards of the Company's overall portfolio. As of June 30, 1999, all of this anticipated spending was not yet completed for various reasons mainly relating to the integration of the Flournoy companies and increased development activity. The Company considers these units to be pre-stabilized until the spending is complete and the units are repositioned at the level of the overall portfolio.

Net cash from financing activities decreased by $77,050 from a source of $23,047 in 1998 to a usage of $54,003 for the same period in 1999. The majority of this decrease relates to net proceeds during the prior year of $48,330 from issuance of preferred shares. Additionally, a net $27,290 reduction in cash flow is related to refinancing and other notes payable transactions. During the first six months of 1999, the Company paid-off the 8.625% loan of $2,706 related to Eastview Apartments and refinanced the property with a new loan of $11,760 at an interest rate of 7.32%. Additionally during the period, the Company paid $5,000 toward a short-term note totaling $25,000, paid-off a $3,581 note payable relating to Woodbridge Apartments, and paid-off the $2,418 note payable relating to Hidden Oaks Apartments, which was sold the during period. These transactions along with normal principal payments represented a use of cash totaling $4,185. During the same period in 1998, the Company issued $142,000 in Bonds and refinanced various other notes payable, which after normal principal payments generated net proceeds of $23,105.

At June 30, 1999 the Company had $98,266 outstanding on the Credit Line and $150,149 (including the Credit Line) of floating rate debt at an average interest rate of 5.8%; all other debt was fixed rate term debt at an average interest rate of 7.2%. The weighted average interest rate and weighted average maturity at June 30, 1999 for the total $729,146 of notes payable outstanding were 6.96% and 10.7 years, respectively. The Company expects to use the Credit Line to fund future development and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to $187,023 as of June 30, 1999.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.

The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, potential asset sales and joint venture transactions, and additional borrowings under the Credit Line.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

               The annual meeting of the shareholders of the Company was held on June 3, 1999.

               H. Eric Bolton, O. Mason Hawkins, and Ralph Horn were elected directors at the meeting by approximately 94% of the shares represented at the meeting.

               KPMG LLP was ratified as the Company's independent auditors for 1999 by approximately 99% of the shares represented at the meeting.

Item 5.     Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

               (a) The following exhibits are filed as part of this report.

                    (27.1) Financial Data Schedule for the period ended 6/30/99.

               (b) Reports on Form 8-K

                    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:       8/16/99                  /s/ Simon R. C. Wadsworth
            -------                  -------------------------
                                         Simon R.C. Wadsworth
                                         Executive Vice President and
                                         Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)
/