Form 10-Q
period 1999-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 1999-11-12
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
  Class                                                at October 31, 1999
  -----                                                -------------------
                                                           18,423,936

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Consolidated   Balance  Sheets  as  of  September  30,  1999
                    (Unaudited) and December 31, 1998

                    Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 (Unaudited)

                    Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (Unaudited)

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                          PART I. Financial Information
                                     ITEM 1.

                     Mid-America Apartment Communities, Inc.
                           Consolidated Balance Sheets
              September 30, 1999 (Unaudited) and December 31, 1998
                             (Dollars in thousands)


                                                                             1999           1998
                                                                             ----           ----
Assets:

Real estate assets:
       Land .........................................................   $   121,929    $   124,912
       Buildings and improvements ...................................     1,181,664      1,184,611
       Furniture, fixtures and equipment ............................        28,005         26,779
       Construction in progress .....................................        51,552         75,776
--------------------------------------------------------------------------------------------------
                                                                          1,383,150      1,412,078
       Less accumulated depreciation ................................      (140,918)      (117,773)
--------------------------------------------------------------------------------------------------
                                                                          1,242,232      1,294,305
       Land held for future development .............................         1,366         11,781
       Commercial properties, net ...................................         4,324          9,282
       Investment in and advances to real estate joint venture ......        10,519           --
--------------------------------------------------------------------------------------------------
            Real estate assets, net .................................     1,258,441      1,315,368

Cash and cash equivalents ...........................................        14,446          7,237
Restricted cash .....................................................        18,082          9,282
Deferred financing costs, net .......................................         9,226         10,359
Other assets ........................................................        15,576         24,181
--------------------------------------------------------------------------------------------------
          Total assets ..............................................   $ 1,315,771    $ 1,366,427
==================================================================================================

Liabilities and Shareholders' equity:

Liabilities and deferred gain:
       Notes payable ................................................   $   718,551    $   753,427
       Accounts payable .............................................         2,713         10,384
       Accrued expenses and other liabilities .......................        27,774         18,959
       Security deposits ............................................         4,908          4,917
       Deferred gain on disposition of properties ...................         4,737           --
--------------------------------------------------------------------------------------------------
          Total liabilities and deferred gain .......................       758,683        787,687

Minority interest ...................................................        57,878         61,441

Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares authorized,
        $25 per share liquidation preference:
          2,000,000 shares at 9.5% Series A Cumulative ..............            20             20
          1,938,830 shares at 8.875% Series B Cumulative ............            19             19
          2,000,000 shares at 9.375% Series C Cumulative ............            20             20
          1,000,000 shares at 9.5% Series E Cumulative ..............            10             10
       Common stock, $.01 par value (authorized 50,000,000 shares;
          issued and outstanding 18,941,303 and 18,879,691 shares
          at September 30, 1999 and December 31, 1998, respectively)            189            189
       Additional paid-in capital ...................................       584,473        583,154
       Other ........................................................        (1,140)        (2,237)
       Distributions in excess of earnings ..........................       (84,381)       (63,876)
--------------------------------------------------------------------------------------------------
          Total shareholders' equity ................................       499,210        517,299
--------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity ................   $ 1,315,771    $ 1,366,427
==================================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
             Three and nine months ended September 30, 1999 and 1998

                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                     Three months ended     Nine months ended
                                                        September 30,           September 30,
                                                        -------------          -------------
                                                       1999       1998        1999        1998
                                                       ----       ----        ----        ----
Revenues:
       Rental ...................................   $ 55,956    $54,363   $ 167,178    $ 155,406
       Other ....................................        893        909       2,669        2,367
       Management and development income, net ...        149        814         572        1,461
       Equity in earnings (loss) of joint venture        (15)      --            36         --
------------------------------------------------------------------------------------------------
       Total revenues ...........................     56,983     56,086     170,455      159,234
------------------------------------------------------------------------------------------------
Expenses:
       Personnel ................................      6,312      6,255      19,088       17,800
       Building repairs and maintenance .........      2,783      2,866       7,630        7,294
       Real estate taxes and insurance ..........      6,308      5,504      18,679       16,270
       Utilities ................................      2,480      2,610       7,079        7,038
       Landscaping ..............................      1,422      1,304       4,244        3,733
       Other operating ..........................      2,521      2,480       7,562        6,648
       Depreciation and amortization ............     12,195     11,657      37,336       33,741
       General and administrative ...............      3,844      3,423       9,993        8,416
       Interest .................................     12,116     11,630      36,312       34,294
       Amortization of deferred financing costs .        682        593       2,059        1,732
------------------------------------------------------------------------------------------------
       Total expenses ...........................     50,663     48,322     149,982      136,966
------------------------------------------------------------------------------------------------
Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary item ...............      6,320      7,764      20,473       22,268
------------------------------------------------------------------------------------------------

Gain on dispositions,net ........................      5,125       --         5,457          422
------------------------------------------------------------------------------------------------

Income before minority interest in operating
   partnership income and extraordinary item ....     11,445      7,764      25,930       22,690
------------------------------------------------------------------------------------------------
Minority interest in operating partnership income        917        610       1,699        1,777
------------------------------------------------------------------------------------------------
Income before extraordinary item ................     10,528      7,154      24,231       20,913
------------------------------------------------------------------------------------------------

Extraordinary item  - loss on debt extinguishment       --         --           (67)        (990)
------------------------------------------------------------------------------------------------

Net income ......................................     10,528      7,154      24,164       19,923
Dividends on preferred shares ...................      4,028      3,435      12,084        7,974
------------------------------------------------------------------------------------------------
Net income available for common shareholders ....   $  6,500    $ 3,719   $  12,080    $  11,949
================================================================================================

                                  (Continued)

                     Mid-America Apartment Communities, Inc.
                Consolidated Statements of Operations (Continued)
             Three and nine months ended September 30, 1999 and 1998

                  (Dollars in thousands except per share data)
                                   (Unaudited)



                                                         1999       1998        1999       1998
                                                         ----       ----        ----       ----
  Basic (in thousands):
         Average common shares outstanding .......      19,013     18,802     18,961     18,684
-----------------------------------------------------------------------------------------------

  Basic earnings per share:
               Net income available per common share  $   0.34   $   0.20   $   0.64   $   0.69
                      before extraordinary item
               Extraordinary item ................        --         --         --        (0.05)
-----------------------------------------------------------------------------------------------
               Net income available per common share  $   0.34   $   0.20   $   0.64   $   0.64
===============================================================================================
  Diluted (in thousands):
         Average common shares outstanding .......      19,013     18,802     18,961     18,684
         Effect of dilutive stock options ........          15         40         45         50
-----------------------------------------------------------------------------------------------
         Average dilutive common shares outstanding     19,028     18,842     19,006     18,734
-----------------------------------------------------------------------------------------------

  Diluted earnings per share:
               Net income available per common share  $  0.34   $    0.20   $   0.64   $   0.69
                      before extraordinary item
               Extraordinary item - loss on debt
                      extinguishment.................     --         --         --        (0.05)
-----------------------------------------------------------------------------------------------
               Net income available per common share  $  0.34    $   0.20   $   0.64   $   0.64
===============================================================================================


           See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Cash Flow
                  Nine months ended September 30, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                    1999        1998
                                                                                                    ----        ----
Cash flows from operating activities:
       Net income ..............................................................................$  24,164    $  19,923
       Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization ..................................................   39,833       35,473
                Equity in earnings of real estate joint venture ................................      (36)        --
                Minority interest in operating partnership income ..............................    1,699        1,777
                Extraordinary item .............................................................       67          990
                Gain on dispositions, net ......................................................   (5,457)        (422)
                Changes in assets and liabilities:
                    Restricted cash ............................................................      687        2,662
                    Other assets ...............................................................   (1,420)      (1,079)
                    Accounts payable ...........................................................   (4,279)      (2,794)
                    Accrued expenses and other liabilities .....................................   10,988        4,184
                    Security deposits ..........................................................       (9)         373
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities ......................................   66,237       61,087
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
                Purchases of real estate assets ................................................     --        (61,294)
                Improvements to properties .....................................................  (26,441)     (19,333)
                Construction of units in progress and future development .......................  (50,339)     (70,587)
                Proceeds from disposition of real estate assets ................................  102,544        5,438
                Proceeds from sale of development and construction assets ......................   18,199         --
                Investment in and advances to real estate joint venture ........................  (10,483)        --
                Escrow funding for tax free exchange, net ......................................   (9,532)        --
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing activities ............................   23,948     (145,776)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
                Net change in credit line ......................................................  (18,635)      58,394
                Proceeds from notes payable ....................................................   11,760      218,759
                Principal payments on notes payable ............................................  (26,652)    (204,349)
                Deferred financing costs .......................................................     (926)      (5,068)
                Proceeds from issuances of common shares and units .............................    1,272        8,944
                Proceeds from issuance of preferred shares .....................................     --         47,974
                Redemption of unitholder interests .............................................     --           (150)
                Distributions to unitholders ...................................................   (5,129)      (4,775)
                Dividends paid on common shares ................................................  (32,582)     (30,339)
                Dividends paid on preferred shares .............................................  (12,084)      (7,974)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities ............................  (82,976)      81,416
----------------------------------------------------------------------------------------------------------------------
                Net increase (decrease) in cash and cash equivalents ...........................    7,209       (3,273)
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period .................................................    7,237       14,805
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period .......................................................$  14,446    $  11,532
======================================================================================================================
Supplemental disclosure of cash flow information:
   Interest paid ...............................................................................$  35,743    $  34,453
Supplemental disclosure of noncash investing and financing activities:
   Assumption of debt related to  property acquisitions ........................................$    --      $  16,965
   Conversion of units for common shares .......................................................$      47    $   1,119
   Issuance of units related to property acquisitions ..........................................$    --      $     338
   Issuance of advances in exchange for common shares and units ................................$      97    $   1,952

           See accompanying notes to consolidated financial statements

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.       Real Estate Transactions

Joint Venture Transaction

In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone"), a subsidiary of an investment management firm located in New York City, to own and operate apartment communities. The Company simultaneously sold 6 apartment communities, containing 1,660 apartment units, to the newly formed Joint Venture for approximately $64.6 million in cash and, for book purposes, recognized a gain of approximately $4.4 million and deferred gains for the Company's retained interest of approximately $2.2 million which will be amortized over the life of the Joint Venture. The Company retained a 33 percent ownership in the Joint Venture and will continue to manage the properties for fee of 4% of revenues. The Company contributed capital of approximately $2.6 million and loaned the Joint Venture a total of $3.0 million at an interest rate of 10% for the life of the entity. The net proceeds from the transaction were used to pay down the Company's line of credit (the "Credit Line") and to fund a cash escrow reserve related to the planned tax free exchange of a portion of the properties. The agreement provides that income and cash flows generated by the Joint Venture are to be allocated based on respective ownership percentages. The Company accounts for its investment in the Joint Venture using the equity method of accounting.

In August 1999, the Company closed the second portion of the Joint Venture transaction with Blackstone. The Company sold four additional properties containing 1,134 apartment units to the Joint Venture, for proceeds of approximately $33.3 million, bringing the total proceeds from sales to the Joint Venture to $97.9 million from 10 properties containing a total of 2,794 apartment units. The Company contributed additional capital and made an additional loan to the Joint Venture related to this transaction bringing the total investment in the Joint Venture to approximately $4.6 million and the total loan to $3.4 million, $3 million at an interest rate of 10% and $.4 million at a rate of 7%, both for the life of the entity. The Company recognized a gain of approximately $5.0 million and deferred gains for the Company's retained interest of approximately $2.5 million which will be amortized over the expected life of the entity. The remaining proceeds were used to pay down the Company's Credit Line and to fund its development pipeline. After this transaction, the Company continues to own a 33 percent interest in the Joint Venture.

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

4.       Earnings Per Share

At September 30, 1999, 18,941,303 common shares and 3,011,011 operating partnership units were outstanding, a total of 21,952,314 shares and units. Additionally, MAAC had outstanding options for 1,164,469 shares of common stock at September 30, 1999, of which 1,149,499 are not considered potential common stock equivalents as they would be anti-dilutive.

5.       Subsequent Events

On November 11, the Company announced the of sale Sailwinds at Lake Magdalene, a 798 unit community in Tampa, Florida, for $31.1 million. The Company expects to record a gain of approximately $6.0 million on the transaction, and plans to use the proceeds to pay down debt and to fund the continuation of the share repurchase program.

6.       Segment Information

At September 30, 1999, the Company owned, or had ownership interest, and operated 131 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution to revenues and net operating income, which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows:



                                               Three months ended        Nine months ended
                                                   September 30,             September 30,
                                                  1999        1998         1999        1998
                                             ----------    ---------    ---------    ---------

Rental revenues ...........................   $  55,956    $  54,363    $ 167,178    $ 155,406
Other property revenues ...................         572          651        1,636        1,741
                                              ---------    ---------    ---------    ---------
    Total revenues ........................   $  56,528    $  55,014    $ 168,814    $ 157,147
                                              ---------    ---------    ---------    ---------

Property net operating income .............   $  34,702    $  33,995    $ 104,532    $  98,364
Income (loss) from  joint venture .........         (15)        --             36         --
Management and development income, net ....         149          814          572        1,461
Interest and other income .................         321          258        1,033          626
Interest expense ..........................     (12,116)     (11,630)     (36,312)     (34,294)
General and administrative expenses .......      (3,844)      (3,423)      (9,993)      (8,416)
Amortization of deferred financing costs ..        (682)        (593)      (2,059)      (1,732)
Depreciation and amortization .............     (12,195)     (11,657)     (37,336)     (33,741)

                                              ---------    ---------    ---------    ---------
Income before gain on dispositions,
  minority interest in operating
  partnership income and extraordinary item   $   6,320    $   7,764    $  20,473    $  22,268
                                              =========    =========    =========    =========

                          PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

At September 30, 1999, the Company owned or had ownership interest in 34,733 units in 131 apartment communities, compared to 33,009 in 125 communities at September 30, 1998.

Average monthly rental per apartment unit increased to $603 at September 30, 1999 from $587 at September 30, 1998. Overall occupancy at September 30, 1999 and 1998 was 95.2% and 94.3%, respectively.

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

At its October 27, 1999 meeting, NAREIT approved the recommendations of its Best Financial Practices Council with respect to clarifying the definition of FFO. The Council recommends that FFO should include all operating results, both recurring and non-recurring, except those results defined as "extraordinary" under GAAP. The Company plans to adopt this definition effective January 1, 2000, and will reflect this clarification for all periods presented in subsequent financial statements.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects cash flow from operating activities and the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $289,000 and $221,000 at September 30, 1999 and 1998, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations (FFO) for the three and nine months ending September 30, 1999 and 1998 is calculated as follows (dollars in thousands):

                                                       Three months ending   Nine months ending
                                                            September 30,        September 30,
                                                      ---------------------  --------------------

                                                        1999        1998       1999       1998
                                                      --------    --------   --------    --------
Net income available for common shareholders ......   $  6,500    $  3,719   $ 12,080    $ 11,949
Depreciation and amortization of real estate assets     12,096      11,608     37,043      33,520
Adjustment for joint venture depreciation .........        254        --          442        --
Minority interest .................................        917         610      1,699       1,777
Gain on disposition of assets .....................     (5,125)       --       (5,457)       (422)
Extraordinary items ...............................       --          --           67         990
                                                      --------    --------   --------    --------
Funds from operations .............................   $ 14,642    $ 15,937   $ 45,874    $ 47,814
                                                      ========    ========   ========    ========

Weighted average shares and units:
  Basic ...........................................     22,024      21,803     21,972      21,673
  Diluted .........................................     22,039      21,841     22,017      21,721



RESULTS OF OPERATIONS  (Dollars in  000's)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Rental revenues for 1999 increased by $1,593 due primarily to increases of (i) $871 from 8 communities acquired in 1998 and owned through September 30, 1999,
(ii) $3,503 from the development communities completed during 1998 and 1999, and
(iii) $1,226 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $3,717 due to the sale of the 10 properties to the Joint Venture in 1999 and (ii) $290 due to the sale of Hidden Oaks Apartments in 1999.

Property operating expenses for 1999 increased by $807 due primarily to (i) $451 from 8 communities acquired in 1998 and owned through September 30, 1999, (ii) $1,066 from the development communities completed during 1998 and 1999 and (iii) $817 from the communities owned throughout both periods. These increases were offset by decreases of (i) $1,385 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $142 from the sale of Hidden Oaks Apartments in 1999.

Depreciation and amortization expense increased by $538 primarily due to (i) $309 from 8 communities acquired in 1998 and owned through September 30, 1999,
(ii) $455 from the development  communities  completed  during 1998 and 1999 and
(iii) $495 from the communities owned throughout both periods. These increases were offset by reductions of (i) $667 related to the sale of 10 properties to the Joint Venture in 1999 and (ii) $54 from the sale of Hidden Oaks Apartments in 1999.

General and administrative expense increased by $421 for the three months ended September 30, 1999 mainly due to (i) $197 from the addition and expansion of certain training and administrative functions to support the Company's portfolio growth and (ii) $220 from increased franchise and excise taxes related to recent legislative changes in the state of Tennessee.

Interest expense increased $486 during the three months ended September 30, 1999 due primarily to increased debt related to the 10 property acquisitions in 1998.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Rental revenues for 1999 increased by $11,772 due primarily to increases of (i) $6,104 from the 8 communities acquired in 1998 and owned through September 30, 1999, (ii) $9,057 from the development communities completed during 1998 and 1999, and (iii) $3,054 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $5,418 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $1,025 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

Property operating expenses for 1999 increased by $5,499 due primarily to (i) $2,592 from the 8 communities acquired in 1998 and owned through September 30, 1999, (ii) $5,785 from the development communities completed during 1998 and 1999 and (iii) $1,959 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $2,011 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $529 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

Depreciation and amortization expense increased by $3,595 primarily due to (i) $1,397 from the 8 communities acquired in 1998 and owned through September 30, 1999, (ii) $1,516 from the development communities completed during 1998 and 1999, and (iii) $2,879 from the communities owned throughout both periods. These increases were offset by decreases of (i) $2,011 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $186 from the sale of Redford Park Apartments in 1998 and Hidden Oaks Apartments in 1999.

General and administrative expense increased by $1,577 for the nine months ended September 30, 1999 mainly due to (i) $1,258 from the addition and expansion of certain training and administrative functions to support the Company's portfolio growth and (ii) $220 from increased franchise and excise taxes related to recent legislative changes in the state of Tennessee.

Interest expense increased $2,018 during the nine months ended September 30, 1999 due primarily increased debt related to the 10 property acquisitions in 1998 and additional Credit Line funding to complete the new development properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $61,087 for the nine months ended September 30, 1998 to $66,237 for the nine months ended September 30, 1999. The increase in net cash flow was primarily related to growth in income and cash flow related to property acquisitions and new development, as well as, increased property tax accruals pending payments due in late 1999 and early 2000.

Net cash from investing activities increased from a usage of $145,776 for the nine months ended September 30, 1998 to a source of $23,948 for the nine months ended September 30, 1999. During 1998, the Company funded its acquisition and development activities with additional debt and equity offerings. During 1999, the Company ceased its acquisition activities due to changing market conditions and funded the equity portion of its development activities through asset sales verses equity offerings. Approximately $61 million of the increase in cash from investing activities is related to the discontinued acquisition activity in 1999. Another $100 million of the increase represents the combined net cash proceeds from transactions related to the Companies asset sale activity. Spending on development properties also decreased just over $20 million in 1999 due to the Company's strategic decision to reduce its commitment to future development in order to fund its share repurchase program.

Net cash from financing activities decreased from a source of $81,416 in 1998 to a usage of $82,976 for the same period in 1999. As mentioned above, the Company used $56.9 million in equity offerings during 1998 to fund its acquisition and development activities, verses $1.3 million in equity proceeds for 1999. Also, the Company paid a net $33.5 million down on outstanding debt during 1999, mainly through proceeds from the Joint Venture transaction. The Company also distributed a total of $6.7 million more to holders of its operating partnership units, common shares, and preferred shares in 1999 verses the same period in 1998, with $4.1 of the increase relating to the additional preferred shares issued in 1999.

During the third quarter 1999, the Company announced a common share repurchase program approved by the Board of Directors. As of October 31, 1999, the Company had repurchased over 548,000 common shares with proceeds from the Credit Line. The Company has plans to sell certain properties to ultimately fund this and additional share repurchases.


As of September 30, 1999 the Company's communities in various stages of development and lease-up are summarized as follows (dollars in 000's):


                                                                   Current                     Units
                                                        Total     Budgeted       Cost to       Comp-
                                  Location              Units       Cost           Date        leted     Leased    Occupied
----------------------------------------------------------------------------------------------------------------------------
Completed Communities :
In Lease-up
Terraces at Fieldstone            Conyers, GA              316       $ 17,458      $ 17,203        316       313          309
Paddock Club Gainesville          Gainesville, FL          264         17,688        17,678        264       250          232
Terraces at Towne Lake Phase II   Cherokee County, GA      238         13,921        13,309        238       226          223
Paddock Club Brandon Phase II     Brandon, FL              132          8,313         8,013        132       123          122
Reserve at Dexter Lake            Memphis, TN              252         17,398        17,307        252       230          213
Paddock Club Panama City          Panama City, FL          254         15,536        15,128        254       179          160
Paddock Club Montgomery           Montgomery, AL           208         14,192        14,171        208       188          179

                                                       -----------------------------------------------------------------------
    Total Completed Communities                          1,664      $ 104,506     $ 102,809      1,664     1,509        1,438
                                                       =======================================================================

Development Communities:
In Lease-up:
Paddock Club Murfreesboro         Murfreesboro, TN         240         15,963        15,298        216       171          152
Grand Reserve Lexington           Lexington, KY            370         32,724        15,894         10         8            -
                                                       -----------------------------------------------------------------------
                                                           610       $ 48,687      $ 31,192        226       179          152
                                                       =======================================================================

Under Construction:
Grande View Nashville             Nashville, TN            433         35,258         9,091          -         -            -
Reserve at Dexter Lake Phase II   Memphis, TN              244         16,510         4,203          -         -            -
Kenwood Club at the Park          Katy(Houston), TX        320         18,833         8,082          -         -            -

                                                       -----------------------------------------------------------------------
                                                           997       $ 70,601      $ 21,376          -         -            -
                                                       =======================================================================
Total Units                                              3,271      $ 223,794     $ 155,377      1,890     1,688        1,590
                                                       =======================================================================

Actual capital expenditures for development of communities, acquisition of assets and community improvements for 1999 are summarized below:


   Community development                                              $50,339
   Recurring capital at stabilized properties                           9,772
   Revenue enhancing projects at stabilized properties                  7,288
    Capital improvements to pre-stabilized properties                   8,005
   Corporate additions and improvements                                 1,376
                                                               ---------------
                                                                      $76,780
                                                               ===============


At September 30, 1999 the Company had $98 million outstanding on the Credit Line and $151 million (including the Credit Line) of floating rate debt at an average interest rate of 6.2%. All other debt was fixed rate term debt at an average interest rate of 7.3%. The weighted average interest rate and weighted average maturity at September 30, 1999 for the total $718,551 of notes payable outstanding were 7.01% and 10.7 years, respectively. The Company expects to use the Credit Line to fund future development and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Line is secured and is subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Line to $181,564 as of September 30, 1999.

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

Software vendors have certified all of the mission critical applications, including both corporate and property level applications; these vendors provide the software used for financial, network, property management and telephone systems used by the Company. The Company does not own any in-house development programs that require replacing or re-writing of code.

The Company has performed a thorough assessment of its personal computers and desktop software. All mission critical desktop hardware and software are believed to be compliant. Remediation of non-compliant hardware and software (none of which is mission-critical) was substantially completed by the end of the third quarter 1999.

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

(27) Financial Data Schedule for the period ended 6/30/99.

                 (b)  Reports on Form 8-K

     Form    Events Reported                      Date of Report     Date Filed
     ----    ---------------                      --------------     ----------

     8-K     Approval of common share repurchase    9/9/1999         9/10/1999
               program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MID-AMERICA APARTMENT COMMUNITIES, INC.


Date:       11/12/1999           /S/Simon R.C. Wadsworth
            ----------           -----------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)