Form 10-K405
period 1999-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2000-03-30
CIK 912595

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($22.625 per share), as reported on the New York Stock Exchange, on March 1, 2000) was approximately $354,000,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

     The number of shares outstanding of the Registrant's Common Stock as of March 17, 2000, was 17,635,277 shares, of which approximately 2,009,033 were held by affiliates.

================================================================================

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                               TABLE OF CONTENTS

ITEM                                             PAGE
---------                                        ----

                        PART I

 1.      Business.............................     1

 2.      Properties...........................     4

 3.      Legal Proceedings....................     9

 4.      Submission of Matters to Vote of
           Security Holders...................     9


                        PART II

 5.      Market for Registrant's Common Equity
           and Related Stockholder Matters....     9

 6.      Selected Financial Data..............    10

 7.      Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................    11

 7A.     Quantitative and Qualitative
           Disclosures About Market Risk......    17

 8.      Financial Statements and
           Supplementary Data.................    18

 9.      Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............    18

                       PART III

10.      Directors and Executive Officers of
           the Registrant.....................    19

11.      Executive Compensation...............    19

12.      Security Ownership of Certain
           Beneficial Owners and Management...    19

13.      Certain Relationships and Related
           Transactions.......................    19

                        PART IV

14.      Exhibits, Financial Statement
           Schedule and Reports on Form 8-K...    19

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership ("UPREIT") real estate investment trust, ("REIT") which, as of December 31, 1999, owns or has ownership interest in, including 10 properties owned by an unconsolidated joint venture, and operates 129 apartment communities containing 33,901 apartment units in 13 states, primarily in the southeastern United States and Texas (the "Communities"). The Company currently has 1,367 apartment units in various stages of construction, development and pre-development in 3 new communities and 1 addition to an existing community.

     Founded in 1977 by George E. Cates, the Company's Chairman of the Board of Directors and Chief Executive Officer, the Company's predecessor grew from an operator of a single 252-unit apartment community in Memphis, Tennessee into a fully-integrated owner and operator of 5,580 apartment units in 22 apartment communities in four southeastern states immediately prior to the Company's initial public offering in February 1994 (the "Initial Offering"). Since the Initial Offering, the Company's portfolio has increased by 98 apartment communities containing 25,528 apartment units.

     On June 30, 1999, the Company sold its development, construction and fee management businesses acquired in connection with the November 1997 merger with Flournoy Development Company ("Flournoy or FDC") back to the principals of Flournoy. The Company received net proceeds of $18.1 million for these assets and recorded a net loss of approximately $4.0 million, relating mainly to the write-off of goodwill from to the original purchase transaction. In the transaction, Flournoy reacquired the development businesses, related fixed assets including single family development, land and property held for sale, and the fee management business of 5,131 tax credit apartment units. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline.

     In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone"), and operate 10 apartment communities. On March 31, 1999 the Company sold 6 apartment communities, containing 1,660 apartment units, to the Joint Venture for approximately $64.6 million in cash. In August 1999, the Company sold four additional properties containing 1,133 apartment units to the Joint Venture, for approximately $33.3 million. The Company contributed additional capital and made a loan to the Joint Venture bringing the Company's total investment in the Joint Venture to approximately $8.1 million. The Company recognized a gain of approximately $9.0 million and deferred gains of approximately $4.8 million for the Company's retained interest. Proceeds from the transactions were used to pay down the Company's Credit Line, fund the development pipeline and to fund two cash escrow reserves related to the planned tax free exchange of a portion of the properties, which exchange was completed during the balance of 1999. The Company has retained a 33.3% ownership interest in the Joint Venture and has an agreement to manage the operations of the communities for a fee of 4% of revenues.

     The Company's business is conducted principally through the Mid-America Apartments, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, holding, as of December 31, 1999, 180,168 Common Units or a 1% general partnership interest in the Operating Partnership. The Company's wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 1999, held 14,872,572 Common Units, or 83.55% of all outstanding Common Units.

OPERATING PHILOSOPHY

     DIVERSIFIED MARKET FOCUS. The Company focuses on owning, operating, developing, constructing and acquiring apartment communities mainly throughout the southeast and Texas.

     INTENSIVE MANAGEMENT FOCUS. The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs, with property managers and regional management being given the responsibility for monitoring market trends and the discretion to react to such trends.

     DEDICATION TO CUSTOMER SERVICE. Management's experience is that maintaining a consistently high level of customer satisfaction leads to greater demand for the Company's apartment units, higher occupancy and rental rates, and increased long-term profitability. The Company, as part of its intense management focus, has established regional training facilities to produce highly trained property managers, leasing consultants and service technicians on-site at each of the Communities. Management believes that this commitment to training and excellence in associates ultimately translates to higher customer satisfaction.

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

PROACTIVE ASSET MANAGEMENT

     The Company reviews its existing assets routinely and sells those which no longer fit the Company's investment criteria. The Company constantly evaluates the effectiveness of its capital allocations and makes adjustments to its strategy, including investing in acquisitions and new development, debt retirement, and repurchases of Company shares.

STRATEGIES

     The Company seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

     OPERATING GROWTH STRATEGY. Management's goal is to maximize its return on investment in each Community by increasing rental rates and ancillary revenues while tightly controlling operating expenses and maintaining high occupancy levels. The Company seeks higher net rental revenues by enhancing the competitiveness of the Communities, adding revenue-generating services, and managing expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

     o empowering the Company's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

     o offering new services to residents, including telephone, cable, and internet access on which it generates fee and commission income;

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

     o compensating employees through performance-based compensation and stock ownership programs; and

     o maintaining a hands-on management style and "flat" organizational structure that emphasizes senior management's continued close contact with the market and employees;

     o when its cost of capital and asset values permit, selling assets and repurchasing common stock.

     DEVELOPMENT STRATEGY. During 1998, the Company's emphasis shifted from acquisitions to development because of the higher quality assets and higher long term investment returns generated by development. The Company expects to continue new development on a disciplined, selective basis. In 1999 the Company completed the following development projects consisting of a total 1,588 apartment units which are currently in various stages of lease-up:

     o  264 unit Paddock Club in Gainesville, Florida

     o  254 unit Paddock Club in Panama City, Florida

     o  132 unit Phase II expansion of the Paddock Club in Brandon, Florida

     o 238 unit Phase II expansion of the Terraces at Towne Lake in Cherokee County, Georgia

     o  252 unit Reserve at Dexter Lake in Memphis, Tennessee

     o  240 unit Paddock Club in Murfreesboro, Tennessee

     o  208 unit Paddock Club in Montgomery, Alabama

     The Company currently has a total of 1,367 apartment units in various stages of development, construction, and pre-development, of which 1,151 are scheduled to be completed in 2000 with the remainder in 2001. The Company anticipates a total capital investment in this development pipeline of approximately $43.2 million in 2000 and approximately $3 million in 2001. Also currently under consideration is a new addition to an existing community of 244 units with an estimated cost of $18 million, which is expected to begin in 2001 if development is approved. These projects are expected to be funded by the Company's outstanding lines of credit ("Credit Lines"), selective property dispositions and possible joint venture transactions.

     In June 1999 the Company concluded that development opportunities were becoming less financially attractive, reduced its development commitments to those already in process, and sold its development and construction businesses.

     ACQUISITION STRATEGY. An additional strategy of the Company is to acquire apartment communities that meet its investment criteria and long-term strategic objectives. Most apartment communities that the Company has identified as available for acquisition do not meet the Company's investment objectives, and the present status of capital markets have raised the threshold for yields. The Company did not acquire any apartment communities in 1999 and at the present time does not anticipate any significant investment in acquisition properties in 2000.

     JOINT VENTURE STRATEGY. An additional strategy of the Company is to sell apartment communities to a joint venture when a favorable return can be achieved. This allows the Company to obtain favorably-priced financing. The Company actively is seeking attractively priced investment opportunities which it and potential joint venture partners can invest in. At this time no negotiations are in process.

     The following apartment communities containing an aggregate of 2,793 apartment units were sold during 1999 to the Joint Venture:

                                                                  NUMBER                           GROSS
              PROPERTY                        LOCATION           OF UNITS          DATE           PROCEEDS
-------------------------------------  -----------------------   ---------    ---------------  --------------
Colony at South Park.................  Aiken, SC                     184       March 31, 1999  $    7,900,000
Walden Run...........................  McDonough, GA                 240       March 31, 1999      13,700,000
Woodstream...........................  Greensboro, NC                304       March 31, 1999      13,200,000
Northwood............................  Arlington, TX                 270       March 31, 1999       7,500,000
Lane at Towne Crossing...............  Mesquite, TX                  384       March 31, 1999      11,300,000
The Woods............................  Austin, TX                    278       March 31, 1999      11,000,000
Cedar Mill...........................  Memphis, TN                   276       August 4, 1999      11,200,000
Hamilton Pointe......................  Chattanooga, TN               361       August 4, 1999       9,600,000
Hidden Creek.........................  Chattanooga, TN               300       August 4, 1999       8,100,000
Lakeshore Landing....................  Jackson, MS                   196       August 4, 1999       4,400,000
                                                                 ---------                     --------------
     Total...........................                              2,793                       $   97,900,000
                                                                 =========                     ==============

     DISPOSITION STRATEGY. The Company is committed to the selective disposition of non-strategic assets, those apartment communities that no longer meet its investment criteria and long-term strategic objectives. Typically the Company selects assets for disposition that do not meet its present investment criteria including future return on investment, location, market, potential for growth, and capital needs.

     The following apartment communities containing an aggregate of 1,138 apartment units were sold during 1999:

                                                                  NUMBER                               GROSS
              PROPERTY                        LOCATION           OF UNITS            DATE             PROCEEDS
-------------------------------------  -----------------------   ---------    -------------------  --------------
Hidden Oaks..........................  Albany, Ga                    240           April 12, 1999  $    6,100,000
Sailwinds at Lake Magdalene..........  Tampa, FL                     798        November 10, 1999      31,100,000
Regency Club.........................  Albany, GA                    100         December 6, 1999         800,000
                                                                 ---------                         --------------
     Total...........................                              1,138                           $   38,000,000
                                                                 =========                         ==============

SHARE REPURCHASE PROGRAM

     In 1999, the Company's Board of Directors authorized the repurchase of up to 4 million common shares, of which the Company has repurchased approximately
1.5 million common shares (7% of the common shares and Common Units outstanding). From time to time the Company intends to sell assets based on its disposition strategy outlined herein and repurchase shares when it believes that shareholder value is enhanced. Factors affecting this determination include the relative valuation of its share price, assets sold, cost of debt and rates of return of alternative investments.

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

RECENT DEVELOPMENTS

  PROPERTY DISPOSITIONS AND ACQUISITIONS

     Subsequent to December 31, 1999, the Company sold two apartment communities containing 368 apartment units for approximately $14,890,000 and has letters of intent to sell three additional communities, two of which will be as a tax free exchange for two identified acquisitions.

  DISTRIBUTION INCREASE

     In January 2000, the Company raised its quarterly distribution to common shareholders from $.575 per share to $.58 per share, effective with its distribution paid on January 31, 2000.

ITEM 2.  PROPERTIES

     The Company's apartment communities principally appeal to middle and upper income residents in mid-size cities in the southeastern United States and Texas. Approximately 72% of the Company's apartment units are located in Georgia, Florida, Tennessee, and Texas markets. The Company's strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively "reposition" many of the apartment communities it acquires to raise occupancy levels and per unit average rentals. The average age of the Communities at December 31, 1999 was 12.9 years.

     The following table sets forth certain operating data regarding the Company for the periods indicated where the Company owns or maintains an ownership interest, including the 10 properties containing 2,793 apartment units owned by the Joint Venture, at December 31, 1999. The table excludes development communities.


                                         1999       1998       1997
                                       ---------  ---------  ---------
Apartment units at year end..........     33,901     33,831     30,579
Average monthly rental per
  apartment..........................       $610       $597       $568
Average occupancy at year end........       94.6%      94.1%      93.9%


     The following table sets forth certain historical information for the communities the Company owned or maintained an ownership interest, including the 10 properties containing 2,793 apartment units owned by the Joint Venture, at December 31, 1999:

                                                                                                           APPROXIMATE
                                                                                YEAR                        RENTABLE
                                                                  YEAR       MANAGEMENT       NUMBER          AREA
PROPERTY                               LOCATION                COMPLETED      COMMENCED      OF UNITS     (SQUARE FT.)
-------------------------------------  ---------------------   ----------    -----------    ----------    -------------
Eagle Ridge..........................  Birmingham, AL            1986           1998             200          181,400
Abbington Place......................  Huntsville, AL            1987           1998             152          162,792
Paddock Club - Huntsville............  Huntsville, AL            1989           1997             200          211,600
Paddock Club - Huntsville II.........  Huntsville, AL            1998           1997             192          212,736
                                                                                            ----------    -------------
                                                                                                 744          768,528
                                                                                            ----------    -------------
Calais Forest........................  Little Rock, AR           1987           1994             260          194,928
Napa Valley..........................  Little Rock, AR           1984           1996             240          183,216
Westside Creek I & II................  Little Rock, AR           1984           1997             308          148,030
Whispering Oaks......................  Little Rock, AR           1978           1994             207          192,422
                                                                                            ----------    -------------
                                                                                               1,015          718,596
                                                                                            ----------    -------------
Tiffany Oaks.........................  Altamonte Springs, FL     1985           1996             288          234,224
Marsh Oaks...........................  Atlantic Beach, FL        1986           1995             120           93,280
Paddock Club - Brandon...............  Brandon, FL               1997           1997             308          358,600
Anatole..............................  Daytona Beach, FL         1986           1995             208          149,136
Cooper's Hawk........................  Jacksonville, FL          1987           1995             208          218,400
Hunter's Ridge at Deerwood...........  Jacksonville, FL          1987           1997             336          294,888
Lakeside.............................  Jacksonville, FL          1985           1996             416          344,192
Paddock Club - Jacksonville I , II &
 III.................................  Jacksonville, FL          1989           1997             440          216,016
Paddock Club - Mandarin..............  Jacksonville, FL          1998           1998             288          330,336
St. Augustine........................  Jacksonville, FL          1987           1995             400          304,400
Woodbridge at the Lake...............  Jacksonville, FL          1985           1994             188          166,000
Woodhollow...........................  Jacksonville, FL          1986           1997             450          342,162
Paddock Club - Lakeland I & II.......  Lakeland, FL              1988           1997             464          217,704
Savannahs at James Landing...........  Melbourne, FL             1990           1995             256          238,592
Paddock Park - Ocala I & II..........  Ocala, FL                 1986           1997             480          202,282
Paddock Club - Tallahassee I & II....  Tallahassee, FL           1990           1997             304          208,000
Belmere..............................  Tampa, FL                 1984           1994             210          202,440
Links at Carrollwood.................  Tampa, FL                 1980           1998             204          190,536
                                                                                            ----------    -------------
                                                                                               5,568        4,311,188
                                                                                            ----------    -------------
High Ridge...........................  Athens, GA                1987           1997             160          186,608
Shenandoah Ridge.....................  Augusta, GA             1975/1984        1994             272          222,800
Bradford Pointe......................  Augusta, GA               1986           1997             192          156,232
Westbury Creek.......................  Augusta, GA               1984           1997             120          106,998
Fountain Lake........................  Brunswick, GA             1983           1997             110          118,046
Island Retreat.......................  St. Simons Island, GA     1978           1998             112          129,584
Park Walk............................  College Park, GA          1985           1997             124          112,776
Enclave at Whisperwood...............  Columbus, GA              1998           1998             154          189,728
2000 Wynnton.........................  Columbus, GA              1983           1997              72           66,056
Riverwind............................  Columbus, GA              1983           1997              44           40,304
Whisperwood I & Spa I................  Columbus, GA             1980-86         1997             854          610,876
Willow Creek.........................  Columbus, GA             1968-78         1997             285          246,668
Terraces at Fieldstone...............  Conyers, GA               1998           1998             316          351,076
Hollybrook...........................  Dalton, GA                1972           1994             158          188,640
Whispering Pines I & II..............  LaGrange, GA              1982           1997             216          123,904
Westbury Springs.....................  Lilburn, GA               1983           1997             150          137,744
Austin Chase.........................  Macon, GA                 1996           1997             256          293,016
The Vistas...........................  Macon, GA                 1985           1997             144          153,792
Georgetown Grove.....................  Savannah, GA              1997           1998             220          239,800
Wildwood I & II......................  Thomasville, GA           1980           1997             216          123,904

                                                                                               ENCUMBRANCES AT
                                                           AVERAGE          AVERAGE           DECEMBER 31, 1999
                                          AVERAGE         RENT PER         OCCUPANCY      --------------------------
                                           UNIT            UNIT AT           % AT         MORTGAGE
                                           SIZE         DECEMBER 31,     DECEMBER 31,     PRINCIPAL      INTEREST
PROPERTY                               (SQUARE FT.)         1999             1999          (000'S)         RATE
-------------------------------------  -------------    -------------    -------------    ---------    -------------
Eagle Ridge..........................        907           $   602            94.50%       $ 6,349            8.250%
Abbington Place......................      1,071           $   547            93.42%         --   (2)       --      (2)
Paddock Club - Huntsville............      1,058           $   603            95.00%         --             --
Paddock Club - Huntsville II.........      1,108           $   676            95.83%         --             --
                                             ---        -------------    -------------    ---------
                                           1,033           $   610             94.8%       $ 6,349
                                             ---        -------------    -------------    ---------
Calais Forest........................        750           $   555            91.54%         --             --
Napa Valley..........................        763           $   548            92.92%         --   (7)       --      (7)
Westside Creek I & II................      1,042           $   604            92.86%       $ 4,875      8.760% & -- (7)
Whispering Oaks......................        934           $   534            93.24%         --             --
                                             ---        -------------    -------------    ---------
                                             708           $   564             92.6%       $ 4,875
                                             ---        -------------    -------------    ---------
Tiffany Oaks.........................        813           $   607            97.57%         --   (7)       --      (7)
Marsh Oaks...........................        777           $   560            94.17%         --   (7)       --      (7)
Paddock Club - Brandon...............      1,164           $   790            90.26%         --   (2)       --      (2)
Anatole..............................        717           $   588            96.63%       $ 7,000          5.625% &(1)
Cooper's Hawk........................      1,050           $   669            92.79%         --   (5)       --      (5)
Hunter's Ridge at Deerwood...........        878           $   612            97.32%         --   (10)      --      (10)
Lakeside.............................        827           $   605            91.35%         --   (7)       --      (7)
Paddock Club - Jacksonville I , II &
 III.................................      1,080           $   728            92.95%         --   (8)       --      (8)
Paddock Club - Mandarin..............      1,147           $   764            94.10%         --   (2)       --      (2)
St. Augustine........................        761           $   550            95.75%         --   (5)       --      (5)
Woodbridge at the Lake...............        883           $   617            96.81%         --   (2)       --      (2)
Woodhollow...........................        760           $   597            95.11%       $ 9,784            7.500%
Paddock Club - Lakeland I & II.......      1,089           $   682            95.91%         --   (8)       --      (8)
Savannahs at James Landing...........        932           $   604            95.31%         --   (5)       --      (5)
Paddock Park - Ocala I & II..........      1,011           $   649            94.38%       $ 6,805            6.500%
Paddock Club - Tallahassee I & II....      1,083           $   692            93.75%       $ 4,691            8.500%
Belmere..............................        964           $   649            92.86%         --   (7)       --      (7)
Links at Carrollwood.................        934           $   653            98.04%       $ 5,704            8.750%
                                             ---        -------------    -------------    ---------
                                             774           $   649             94.6%       $33,984
                                             ---        -------------    -------------    ---------
High Ridge...........................      1,166           $   765            94.38%         --   (7)       --      (7)
Shenandoah Ridge.....................        819           $   477            97.06%         --   (7)       --      (7)
Bradford Pointe......................        814           $   557            94.27%       $ 4,760             5.10%
Westbury Creek.......................        892           $   566            95.83%       $ 3,121            7.594%
Fountain Lake........................      1,180           $   690            90.00%       $ 2,929            7.750%
Island Retreat.......................      1,157           $   708            89.29%       $ 3,388            7.215%
Park Walk............................        909           $   642            95.97%       $ 3,343            6.370%
Enclave at Whisperwood...............      1,232           $   760            92.86%         --   (1)       --      (1)
2000 Wynnton.........................        917           $   468            97.22%         --             --
Riverwind............................        916           $   477            93.18%         --             --
Whisperwood I & Spa I................      1,207           $   631            95.67%         --   (1)       --      (1)
Willow Creek.........................        866           $   504            97.19%         --   (7)       --      (7)
Terraces at Fieldstone...............      1,111           $   813            96.20%         --   (2)       --      (2)
Hollybrook...........................      1,194           $   604            89.87%         --             --
Whispering Pines I & II..............      1,033           $   577            90.28%       $ 5,183            7.750%
Westbury Springs.....................        918           $   691            96.67%       $ 4,186            7.500%
Austin Chase.........................      1,144           $   667            95.70%         --   (10)      --      (10)
The Vistas...........................      1,068           $   596            98.61%       $ 4,015            6.230%
Georgetown Grove.....................      1,090           $   720            94.09%       $10,460            7.750%
Wildwood I & II......................      1,033           $   504            96.76%       $ 4,019            7.500%


                                          MATURITY
PROPERTY                                    DATE
-------------------------------------  ---------------
Eagle Ridge..........................         07/01/28
Abbington Place......................        --        (2)
Paddock Club - Huntsville............        --
Paddock Club - Huntsville II.........        --

Calais Forest........................        --
Napa Valley..........................        --        (7)
Westside Creek I & II................   10/01/06 & --  (7)
Whispering Oaks......................        --

Tiffany Oaks.........................        --        (7)
Marsh Oaks...........................        --        (7)
Paddock Club - Brandon...............        --        (2)
Anatole..............................       12/01/27 & (1)
Cooper's Hawk........................        --        (5)
Hunter's Ridge at Deerwood...........        --        (10)
Lakeside.............................        --        (7)
Paddock Club - Jacksonville I , II &
 III.................................        --        (8)
Paddock Club - Mandarin..............        --        (2)
St. Augustine........................        --        (5)
Woodbridge at the Lake...............        --        (2)
Woodhollow...........................         09/01/02
Paddock Club - Lakeland I & II.......        --        (8)
Savannahs at James Landing...........        --        (5)
Paddock Park - Ocala I & II..........         10/01/08
Paddock Club - Tallahassee I & II....         04/01/36
Belmere..............................        --        (7)
Links at Carrollwood.................         02/01/03

High Ridge...........................        --        (7)
Shenandoah Ridge.....................        --        (7)
Bradford Pointe......................         06/01/28
Westbury Creek.......................         11/01/24
Fountain Lake........................         04/01/24
Island Retreat.......................         03/01/03
Park Walk............................         11/01/25
Enclave at Whisperwood...............        --        (1)
2000 Wynnton.........................        --
Riverwind............................        --
Whisperwood I & Spa I................        --        (1)
Willow Creek.........................        --        (7)
Terraces at Fieldstone...............        --        (2)
Hollybrook...........................        --
Whispering Pines I & II..............         01/01/23
Westbury Springs.....................         07/01/23
Austin Chase.........................        --        (10)
The Vistas...........................         03/01/28
Georgetown Grove.....................         07/01/37
Wildwood I & II......................         12/01/20

                                                                                                           APPROXIMATE
                                                                                YEAR                        RENTABLE
                                                                  YEAR       MANAGEMENT       NUMBER          AREA
PROPERTY                               LOCATION                COMPLETED      COMMENCED      OF UNITS     (SQUARE FT.)
-------------------------------------  ---------------------   ----------    -----------    ----------    -------------
Hidden Lake I & II...................  Union City, GA            1985           1997             320          171,192
Three Oaks I & II....................  Valdosta, GA              1983           1997             240          123,904
Southland Station I & II.............  Warner Robins, GA         1987           1997             304          186,704
Terraces at Towne Lake...............  Woodstock, GA             1997           1997             264          286,968
                                                                                                 ---      -------------
                                                                                               5,303        4,567,320
                                                                                                 ---      -------------
Fairways at Hartland.................  Bowling Green, KY         1996           1997             240          251,180
Paddock Club Florence................  Florence, KY              1994           1997             200          207,036
Lakepointe...........................  Lexington, KY             1986           1994             118           90,614
Mansion, The.........................  Lexington, KY             1987           1994             184          138,720
Village, The.........................  Lexington, KY             1989           1994             252          182,716
Stonemill Village....................  Louisville, KY            1985           1994             384          324,008
                                                                                                 ---      -------------
                                                                                               1,378        1,194,274
                                                                                                 ---      -------------
Canyon Creek.........................  St. Louis, MO             1987           1994             320          312,592
                                                                                                 ---      -------------
Riverhills...........................  Grenada, MS               1972           1985              96           81,942
Advantages, The......................  Jackson, MS               1984           1991             252          199,136
Crosswinds...........................  Jackson, MS             1988/1989        1996             360          443,200
Pear Orchard.........................  Jackson, MS               1985           1994             389          338,400
Pine Trails..........................  Jackson, MS               1978           1988             120           98,560
Reflection Pointe....................  Jackson, MS               1986           1988             296          254,856
Somerset Place.......................  Jackson, MS               1981           1995             144          126,848
Woodridge............................  Jackson, MS               1987           1988             192          175,034
                                                                                                 ---      -------------
                                                                                               1,849        1,717,976
                                                                                                 ---      -------------
Hermitage at Beechtree...............  Cary, NC                  1988           1997             194          169,776
Corners, The.........................  Winston-Salem, NC         1982           1993             240          173,496
                                                                                                 ---      -------------
                                                                                                 434          343,272
                                                                                                 ---      -------------
Fairways at Royal Oak................  Cincinnati, OH            1988           1994             214          214,477
                                                                                                 ---      -------------
Woodwinds............................  Aiken, SC                 1988           1997             144          165,188
Tanglewood...........................  Anderson, SC              1980           1994             168          146,600
The Fairways.........................  Columbia, SC              1992           1994             240          213,720
Paddock Club - Columbia I & II.......  Columbia, SC              1989           1997             336          218,872
Highland Ridge.......................  Greenville, SC            1984           1995             168          144,000
Howell Commons.......................  Greenville, SC           1986/88         1997             348          292,840
Paddock Club - Greenville............  Greenville, SC            1996           1997             208          212,104
Park Haywood.........................  Greenville, SC            1983           1993             208          156,776
Spring Creek.........................  Greenville, SC            1984           1995             208          182,000
Runaway Bay..........................  Mt. Pleasant, SC          1988           1995             208          177,840
Park Place...........................  Spartanburg, SC           1987           1997             184          195,312
                                                                                                 ---      -------------
                                                                                               2,420        2,105,252
                                                                                                 ---      -------------
Steeplechase.........................  Chattanooga, TN           1986           1991             108           98,602
Windridge............................  Chattanooga, TN           1984           1997             174          238,704
Oaks, The............................  Jackson, TN               1978           1993             100           87,512
Post House Jackson...................  Jackson, TN               1987           1989             150          163,640
Post House North.....................  Jackson, TN               1987           1989             144          144,724
Williamsburg Village.................  Jackson, TN               1987           1994             148          121,412
Woods at Post House..................  Jackson, TN               1995           1995             122          118,922
Clearbrook Village...................  Memphis, TN               1974           1987             176          150,400
Crossings............................  Memphis, TN               1974           1991              80           89,968


                                                                                                ENCUMBRANCES AT
                                                           AVERAGE          AVERAGE            DECEMBER 31, 1999
                                          AVERAGE         RENT PER         OCCUPANCY      ---------------------------
                                           UNIT            UNIT AT           % AT         MORTGAGE
                                           SIZE         DECEMBER 31,     DECEMBER 31,     PRINCIPAL        INTEREST
PROPERTY                               (SQUARE FT.)         1999             1999          (000'S)           RATE
-------------------------------------  -------------    -------------    -------------    ---------      ------------
Hidden Lake I & II...................      1,070           $   670            95.63%       $ 4,455        6.34% & --(7)
Three Oaks I & II....................      1,033           $   539            92.92%       $ 5,687             7.500%
Southland Station I & II.............      1,167           $   642            97.37%         --   (7)         --    (7)
Terraces at Towne Lake...............      1,087           $   814            90.91%       $15,132             8.250%
                                             ---        -------------    -------------    ---------
                                             861           $   636             94.9%       $70,678
                                             ---        -------------    -------------    ---------
Fairways at Hartland.................      1,047           $   588            92.50%       $ 4,552             8.875%
Paddock Club Florence................      1,035           $   739            84.50%       $ 9,620             7.250%
Lakepointe...........................        768           $   562            99.15%         --   (7)         --    (7)
Mansion, The.........................        754           $   576            98.91%         --               --
Village, The.........................        725           $   593            95.63%         --   (7)         --    (7)
Stonemill Village....................        844           $   587            92.45%         --   (4)         --    (4)
                                             ---        -------------    -------------    ---------
                                             867           $   607             93.3%       $14,172
                                             ---        -------------    -------------    ---------
Canyon Creek.........................        977           $   559            95.94%         --   (4)         --    (4)
                                             ---        -------------    -------------    ---------
Riverhills...........................        854           $   400            88.54%       $   785              7.000%
Advantages, The......................        790           $   466            92.46%         --   (4)         --    (4)
Crosswinds...........................      1,231           $   606            96.11%         --   (7)         --    (7)
Pear Orchard.........................        870           $   577            94.09%         --   (7)         --    (7)
Pine Trails..........................        821           $   536            96.67%       $ 1,270             7.000%
Reflection Pointe....................        861           $   590            96.28%       $ 5,882            5.35% &(1)
Somerset Place.......................        881           $   519            94.44%         --   (7)         --    (7)
Woodridge............................        912           $   530            97.92%       $ 4,677              6.500%
                                             ---        -------------    -------------    ---------
                                             929           $   548             94.9%       $12,614
                                             ---        -------------    -------------    ---------
Hermitage at Beechtree...............        875           $   687            89.18%         --   (7)         --    (7)
Corners, The.........................        723           $   551            97.08%       $ 4,081              7.850%
                                             ---        -------------    -------------    ---------
                                             791           $   612             93.5%       $ 4,081
                                             ---        -------------    -------------    ---------
Fairways at Royal Oak................      1,002           $   627            92.52%         --   (7)         --    (7)
                                             ---        -------------    -------------    ---------
Woodwinds............................      1,147           $   614            91.67%       $ 3,466              8.840%
Tanglewood...........................        873           $   532            93.45%       $ 2,410              7.600%
The Fairways.........................        891           $   606            97.08%       $ 7,566              8.500%
Paddock Club - Columbia I & II.......      1,094           $   708            87.50%         --   (2)         --    (2)
Highland Ridge.......................        857           $   515            89.88%         --   (3)         --    (3)
Howell Commons.......................        841           $   509            95.69%         --   (7)         --    (7)
Paddock Club - Greenville............      1,020           $   698            89.90%         --   (4)         --    (4)
Park Haywood.........................        754           $   537            98.08%         --   (7)         --    (7)
Spring Creek.........................        875           $   526            93.27%         --   (3)         --    (3)
Runaway Bay..........................        855           $   694            94.71%         --   (3)         --    (3)
Park Place...........................      1,061           $   604            91.85%         --   (7)         --    (7)
                                             ---        -------------    -------------    ---------
                                             870           $   598             93.0%       $13,442
                                             ---        -------------    -------------    ---------
Steeplechase.........................        913           $   566            92.59%         --   (7)         --    (7)
Windridge............................      1,372           $   676            96.55%       $ 5,391              6.314%
Oaks, The............................        875           $   521            97.00%         --   (4)         --    (4)
Post House Jackson...................      1,091           $   596            89.33%       $ 5,052              8.170%
Post House North.....................      1,005           $   609            93.06%       $ 3,461              5.750%
Williamsburg Village.................        820           $   539            90.54%         --   (7)         --    (7)
Woods at Post House..................        975           $   643            90.98%       $ 5,255              7.250%
Clearbrook Village...................        855           $   530            96.59%       $ 1,014              9.000%
Crossings............................      1,125           $   679            93.75%         --   (4)         --    (4)


                                          MATURITY
PROPERTY                                    DATE
-------------------------------------  --------------
Hidden Lake I & II...................   12/1/26 & --  (7)
Three Oaks I & II....................        02/01/22
Southland Station I & II.............        --       (7)
Terraces at Towne Lake...............        01/01/37

Fairways at Hartland.................        05/01/00
Paddock Club Florence................        02/01/36
Lakepointe...........................        --       (7)
Mansion, The.........................        --
Village, The.........................        --       (7)
Stonemill Village....................        --       (4)

Canyon Creek.........................        --       (4)

Riverhills...........................        05/01/13
Advantages, The......................        --       (4)
Crosswinds...........................        --       (7)
Pear Orchard.........................        --       (7)
Pine Trails..........................        04/01/15
Reflection Pointe....................      12/01/27 & (1)
Somerset Place.......................        --       (7)
Woodridge............................        10/01/27

Hermitage at Beechtree...............        --       (7)
Corners, The.........................        06/15/03

Fairways at Royal Oak................        --       (7)

Woodwinds............................        06/01/05
Tanglewood...........................        11/15/02
The Fairways.........................        03/01/33
Paddock Club - Columbia I & II.......        --       (2)
Highland Ridge.......................        --       (3)
Howell Commons.......................        --       (7)
Paddock Club - Greenville............        --       (4)
Park Haywood.........................        --       (7)
Spring Creek.........................        --       (3)
Runaway Bay..........................        --       (3)
Park Place...........................        --       (7)

Steeplechase.........................        --       (7)
Windridge............................        12/01/24
Oaks, The............................        --       (4)
Post House Jackson...................        10/01/27
Post House North.....................        09/01/25
Williamsburg Village.................        --       (7)
Woods at Post House..................        09/01/35
Clearbrook Village...................        05/01/08
Crossings............................        --       (4)

                                                                                                     APPROXIMATE        AVERAGE
                                                                          YEAR                        RENTABLE           UNIT
                                                            YEAR       MANAGEMENT       NUMBER          AREA             SIZE
PROPERTY                               LOCATION          COMPLETED      COMMENCED      OF UNITS     (SQUARE FT.)     (SQUARE FT.)
-------------------------------------  ---------------   ----------    -----------    ----------    -------------    -------------
EastView.............................  Memphis, TN         1974           1984             432          356,480            825
Glen Eagles..........................  Memphis, TN         1975           1990             184          189,560          1,030
Greenbrook...........................  Memphis, TN         1986           1988           1,031          934,490            906
Hickory Farm.........................  Memphis, TN         1985           1994             200          150,256            751
Kirby Station........................  Memphis, TN         1978           1994             371          310,173            836
Lincoln on the Green.................  Memphis, TN         1988           1994             384          293,664            765
Lincoln on the Green II..............  Memphis, TN         1997           1997             234          241,280          1,031
McKellar Woods.......................  Memphis, TN         1976           1988             624          589,776            945
Park Estate..........................  Memphis, TN         1974           1977              82           95,751          1,182
River Trace I & II...................  Memphis, TN         1981           1977             440          205,780            843
Savannah Creek.......................  Memphis, TN (6)     1989           1996             204          237,200          1,162
Sutton Place.........................  Memphis, TN (6)     1991           1996             253          267,600          1,062
Winchester Square....................  Memphis, TN         1973           1977             253          301,409          1,196
Brentwood Downs......................  Nashville, TN       1986           1994             286          220,166            770
Park at Hermitage....................  Nashville, TN       1987           1995             440          392,480            892
                                                                                      ----------    -------------          ---
                                                                                         6,620        5,999,949            906
                                                                                      ----------    -------------          ---
Balcones Woods.......................  Austin, TX          1983           1997             384          313,756            817
Stassney Woods.......................  Austin, TX          1985           1995             288          248,832            864
Travis Station.......................  Austin, TX          1987           1995             304          249,888            822
Celery Stalk.........................  Dallas, TX          1978           1994             410          552,220          1,347
Courtyards at Campbell...............  Dallas, TX          1986           1998             231          167,475            725
Deer Run.............................  Dallas, TX          1985           1998             304          206,720            680
Lodge at Timberglen..................  Dallas, TX          1984           1994             260          226,124            870
MacArthur Ridge......................  Irving, TX          1991           1994             248          210,393            848
Westborough..........................  Katy, TX            1984           1994             274          197,264            720
Highwood.............................  Plano, TX           1983           1996             196          156,800            800
Cypresswood Court....................  Spring, TX          1984           1994             208          160,672            772
Green Tree Place.....................  Woodlands, TX       1984           1994             200          152,168            761
                                                                                      ----------    -------------          ---
                                                                                         3,307        2,842,312            859
                                                                                      ----------    -------------          ---
Township.............................  Hampton, VA         1987           1995             296          248,048            838
                                                                                      ----------    -------------          ---
   TOTAL COMPLETED PROPERTIES........                                                   29,468       25,343,784            860
                                                                                      ----------    -------------          ---

JOINT VENTURE PROPERTIES:
-------------------------------------
Cedar Mill...........................  Memphis, TN       1973/1986     1982/1994           276          297,794          1,079
Hamilton Pointe......................  Chattanooga, TN     1989           1992             361          256,716            711
Hidden Creek.........................  Chattanooga, TN     1987           1988             300          259,152            864
Lane at Towne Crossing...............  Mesquite, TX        1983           1994             384          277,616            723
Lakeshore Landing....................  Jackson, MS         1974           1994             196          171,156            873
Woodstream...........................  Greensboro, NC      1983           1994             304          217,186            714
Walden Run...........................  McDonough, GA       1997           1998             240          271,200          1,130
Woods................................  Austin, TX          1977           1997             278          213,970            770
Colony at South Park.................  Aiken, SC          1989/91         1997             184          174,800            950
Northwood............................  Arlington, TX       1980           1998             270          224,100            830
                                                                                      ----------    -------------          ---
   TOTAL JOINT VENTURE PROPERTIES....                                                    2,793        2,363,690            846
                                                                                      ----------    -------------          ---
DEVELOPMENT PROPERTIES:
-------------------------------------
Paddock Club - Montgomery............  Montgomery, AL      1999           1999             208          230,880          1,110
Paddock Club - Brandon II (11).......  Brandon, FL         1999           1999             132          157,476          1,193
Paddock Club - Gainsville (11).......  Gainsville, FL      1999           1999             264          293,040          1,110
                                                                                      ----------    -------------          ---

                                                                                          ENCUMBRANCES AT
                                          AVERAGE          AVERAGE                       DECEMBER 31, 1999
                                         RENT PER         OCCUPANCY      -------------------------------------------------
                                          UNIT AT           % AT         MORTGAGE
                                       DECEMBER 31,     DECEMBER 31,     PRINCIPAL        INTEREST             MATURITY
PROPERTY                                   1999             1999          (000'S)           RATE                 DATE
-------------------------------------  -------------    -------------    ---------        ---------         --------------
EastView.............................     $   508            95.83%      $ 11,696             8.630%              12/01/99
Glen Eagles..........................     $   579           100.00%         --    (4)        --    (4)            --      (4)
Greenbrook...........................     $   542            93.70%         --    (9)        --    (9)            --      (9)
Hickory Farm.........................     $   536            97.50%         --    (4)        --    (4)            --      (4)
Kirby Station........................     $   589            98.38%         --    (7)        --    (7)            --      (7)
Lincoln on the Green.................     $   598            96.09%         --    (8)        --    (8)            --      (8)
Lincoln on the Green II..............     $   768            96.58%         --    (8)        --    (8)            --      (8)
McKellar Woods.......................     $   474            93.27%         --    (9)        --    (9)            --      (9)
Park Estate..........................     $   733            91.46%         --    (9)        --    (9)            --      (9)
River Trace I & II...................     $   559            98.86%      $ 11,231             8.000%              02/01/22
Savannah Creek.......................     $   624            96.08%         --    (7)        --    (7)            --      (7)
Sutton Place.........................     $   595            95.65%         --    (7)        --    (7)            --      (7)
Winchester Square....................     $   589            96.05%         --    (4)        --    (4)            --      (4)
Brentwood Downs......................     $   666            94.76%         --               --                   --
Park at Hermitage....................     $   603            91.14%      $  7,770             5.790%              02/01/19
                                       -------------    -------------    ---------
                                          $   577             95.0%      $ 50,870
                                       -------------    -------------    ---------
Balcones Woods.......................     $   702            97.14%      $  8,608             7.630%              11/01/03
Stassney Woods.......................     $   604           100.00%      $  4,595            6.600%               10/01/19
Travis Station.......................     $   570            97.37%      $  4,065            6.600%               04/01/19
Celery Stalk.........................     $   662            94.15%      $  8,460            9.006%               12/01/04
Courtyards at Campbell...............     $   669            96.98%         --    (1)        --    (1)            --      (1)
Deer Run.............................     $   607            95.07%         --    (1)        --    (1)            --      (1)
Lodge at Timberglen..................     $   636            92.31%      $  4,740            9.006%               12/01/04
MacArthur Ridge......................     $   719            93.15%         --    (1)        --    (1)            --      (1)
Westborough..........................     $   538            98.18%      $  3,958            9.006%               12/01/04
Highwood.............................     $   675            90.31%         --    (9)        --    (9)            --      (9)
Cypresswood Court....................     $   541            95.67%      $  3,330            9.006%               12/01/04
Green Tree Place.....................     $   613            94.50%      $  3,180            9.006%               12/01/04
                                       -------------    -------------    ---------
                                          $   631             95.6%      $ 40,936
                                       -------------    -------------    ---------
Township.............................     $   584            93.92%      $ 10,800           5.10% &(1)          02/01/28 &(1)
                                       -------------    -------------    ---------
   TOTAL COMPLETED PROPERTIES........     $   610             94.6%      $262,801
                                       -------------    -------------    ---------
JOINT VENTURE PROPERTIES:
-------------------------------------
Cedar Mill...........................     $   588            94.93%           N/A
Hamilton Pointe......................     $   481            91.14%           N/A
Hidden Creek.........................     $   499            89.33%           N/A
Lane at Towne Crossing...............     $   554            90.10%           N/A
Lakeshore Landing....................     $   531            90.82%           N/A
Woodstream...........................     $   560            98.36%           N/A
Walden Run...........................     $   736            95.00%           N/A
Woods................................     $   726            99.28%           N/A
Colony at South Park.................     $   595            92.93%           N/A
Northwood............................     $   547            93.70%           N/A
                                       -------------    -------------    ---------
   TOTAL JOINT VENTURE PROPERTIES....     $   576             93.4%           N/A
                                       -------------    -------------    ---------
DEVELOPMENT PROPERTIES:
-------------------------------------
Paddock Club - Montgomery............     $   717            97.12%         --    (2)        --    (2)            --      (2)
Paddock Club - Brandon II (11).......     $   878            91.67%         --    (2)        --    (2)            --      (2)
Paddock Club - Gainsville (11).......     $   794            88.64%         --    (1)        --    (1)            --      (1)

                                                                                                           APPROXIMATE
                                                                                YEAR                        RENTABLE
                                                                  YEAR       MANAGEMENT       NUMBER          AREA
PROPERTY                               LOCATION                COMPLETED      COMMENCED      OF UNITS     (SQUARE FT.)
-------------------------------------  ---------------------   ----------    -----------    ----------    -------------
Paddock Club - Panama City (11)......  Panama City, FL           1999           1999             254          283,972
Terraces at Towne Lake II............  Woodstock, GA             1999           1999             238          272,986
Grand Reserve Lexington (11).........  Lexington, KY             1999           1999              52           60,788
Reserve at Dexter Lake...............  Memphis, TN               1999           1999             252          262,332
Paddock Club - Murfreesboro (11).....  Murfreesboro, TN          1999           1999             240          268,800
                                                                                            ----------    -------------
   Total Development Properties......                                                          1,640        1,830,274
                                                                                            ----------    -------------
   TOTAL PROPERTIES..................                                                         33,901       29,537,748
                                                                                            ==========    =============

                                                                                               ENCUMBRANCES AT
                                                           AVERAGE          AVERAGE           DECEMBER 31, 1999
                                          AVERAGE         RENT PER         OCCUPANCY      --------------------------
                                           UNIT            UNIT AT           % AT         MORTGAGE
                                           SIZE         DECEMBER 31,     DECEMBER 31,     PRINCIPAL      INTEREST
PROPERTY                               (SQUARE FT.)         1999             1999          (000'S)         RATE
-------------------------------------  -------------    -------------    -------------    ---------    -------------
Paddock Club - Panama City (11)......      1,118           $   801            73.79%         --   (1)       --      (1)
Terraces at Towne Lake II............      1,147           $   827            94.12%         --   (2)       --      (2)
Grand Reserve Lexington (11).........      1,169           $ 1,000            38.46%         --   (1)       --      (1)
Reserve at Dexter Lake...............      1,041           $   778            95.63%         --   (1)       --      (1)
Paddock Club - Murfreesboro (11).....      1,120           $   784            78.75%         --   (1)       --      (1)
                                             ---        -------------    -------------    ---------
   Total Development Properties......      1,116           $   800             86.5%       $ --
                                             ---        -------------    -------------    ---------
   TOTAL PROPERTIES..................        871           $   610(11)         94.6%(11)   $262,801
                                             ===        =============    =============    =========


                                          MATURITY
PROPERTY                                    DATE
-------------------------------------  ---------------
Paddock Club - Panama City (11)......        --        (1)
Terraces at Towne Lake II............        --        (2)
Grand Reserve Lexington (11).........        --        (1)
Reserve at Dexter Lake...............        --        (1)
Paddock Club - Murfreesboro (11).....        --        (1)

   Total Development Properties......

   TOTAL PROPERTIES..................


------------

 (1) Encumbered by the AmSouth Credit Line, with an outstanding balance of $60.2 million and a variable interest rate of 7.15% at December 31, 1999.

 (2) Encumbered by the FNMA Credit Line, with an outstanding balance of $113.2 million and a variable interest rate of 6.28% at December 31, 1999.

 (3) These three properties are encumbered by a $9.86 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.

 (4) These eight properties are encumbered by a $43.4 million mortgage with an interest rate of 8.65%, maturing July 01, 2001.

 (5) These three properties are encumbered by a $16.1 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.

 (6) These two properties are located in Desoto County, MS, a suburb of Memphis, TN. The Company considers the properties a part of the Memphis, TN market.

 (7) These 26 communities are encumbered by a $142 million loan with a maturity of March 3, 2003 and an average interest rate of 6.376%.

 (8) These five properties are encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 7.04%.

 (9) These three properties, and one commercial building, are encumbered by a $35.3 million mortgage with a maturity of April 1, 2005.

(10) These two properties are encumbered by a $14 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%.

(11) Calculation excludes five of the development properties containing 942 units which are in lease-up at December 31, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been listed and traded on the NYSE under the symbol "MAA" since the Initial Offering in February 1994. On March 17, 2000, the reported last sale price of the Company's common stock on the NYSE was $22.625 per share and there were approximately 1,700 holders of record of the Common Stock. The Company estimates there are approximately 11,500 beneficial owners of the Common Stock. The following table sets forth the quarterly high and low sales prices of the Common Stock as reported on the NYSE and the distributions declared by the Company with respect to the periods indicated.

                                           SALES PRICES
                                       --------------------   DIVIDENDS
                                         HIGH        LOW       DECLARED
                                       ---------  ---------   ----------
1998:
First Quarter........................  $  29.875  $  27.500        .55
Second Quarter.......................     29.063     25.625        .55
Third Quarter........................     28.000     22.938        .55
Fourth Quarter.......................     26.000     22.625       .575
1999:
First Quarter........................     24.125     20.875       .575
Second Quarter.......................     25.000     21.188       .575
Third Quarter........................     23.125     21.000       .575
Fourth Quarter.......................     23.063     21.438        .58

     The Company's current annual distribution rate with respect to the Common Stock is $2.32 per share. The actual distributions made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

     The Company pays a preferential regular monthly distribution on the Series A, Series B, Series C and Series E Preferred Stock at annual rates of $2.375, $2.21875, $2.34375 and $2.375 per share, respectively. No distribution may be made on the Common Stock unless all accrued distributions have been made with respect to each series of preferred stock. No assurance can be given that the Company will be able to maintain its distribution rate on its Common Stock or make required distributions with respect to the Series A, Series B, Series C, and Series E Preferred Stock.

     The Company had a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") under which holders of Common Stock (and Series A, Series B, Series C and Series E Preferred Stock) could elect automatically to reinvest their distributions in additional shares of Common Stock and/or to make optional purchases of Common Stock free of brokerage commissions and charges. Shares purchased directly from the Company were purchased at up to a 3% discount from their fair market value at the Company's discretion. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of Common Stock or repurchase Common Stock in the open market.

     In 1999, the Company implemented the Direct Stock Purchase and Distribution Reinvestment Plan (the "DSPDRP") which has terms substantially similar to the above DRSPP, except for certain additional benefits offered relating to purchase of the Company's common shares. The plan replaced the DRSPP, and its participants were automatically enrolled in the new plan.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                           1999          1998          1997         1996        1995
                                       ------------  ------------  ------------  ----------  ----------
OPERATING DATA:
Total revenues.......................  $    226,322  $    215,543  $    139,116  $  111,882  $   94,963
Expenses:
  Property expenses .................        84,885        79,917        52,404      42,570      37,954
  General and administrative.........        14,479        11,960         6,602       6,154       4,851
  Interest...........................        48,302        45,704        28,943      25,766      22,684
  Depreciation and amortization......        49,903        46,021        27,737      21,443      16,574
  Amortization of deferred financing
     costs...........................         2,854         2,348           888         661         593
Gain on dispositions.................        10,237           408       --            2,185      --
                                       ------------  ------------  ------------  ----------  ----------
Income before minority interest in
  operating partnership income and
  extraordinary item.................        36,136        30,001        22,542      17,473      12,307
Minority interest in operating
  partnership income.................         2,497         2,254         2,693       3,213       2,497
Extraordinary item...................           (67)         (990)       (8,622)     --          --
                                       ------------  ------------  ------------  ----------  ----------
Net income...........................        33,572        26,757        11,227      14,260       9,810
Preferred dividends..................        16,114        11,430         5,252         990      --
                                       ------------  ------------  ------------  ----------  ----------
Net income available for common
  shareholders.......................  $     17,458  $     15,327  $      5,975  $   13,270  $    9,810
                                       ============  ============  ============  ==========  ==========
PER SHARE DATA:
Basic and diluted:
  Before extraordinary item..........  $       0.93  $       0.87  $       1.05  $     1.21  $     1.00
  Extraordinary item.................       --              (0.05)        (0.62)     --          --
                                       ------------  ------------  ------------  ----------  ----------
  Net income available per common
     share...........................  $       0.93  $       0.82  $       0.43  $     1.21  $     1.00
                                       ============  ============  ============  ==========  ==========
Dividends declared...................  $      2.305  $      2.225  $      2.155  $    2.065  $     2.01
BALANCE SHEET DATA:
Real estate owned, at cost...........  $  1,396,743  $  1,434,733  $  1,211,693  $  641,893  $  578,788
Real estate owned, net...............  $  1,248,051  $  1,315,368  $  1,134,704  $  592,335  $  549,284
Total assets.........................  $  1,298,823  $  1,366,427  $  1,193,870  $  611,199  $  565,267
Total debt...........................  $    744,238  $    753,427  $    632,213  $  315,239  $  307,939
Minority interest....................  $     56,060  $     61,441  $     62,865  $   39,238  $   41,049
Shareholders' equity.................  $    463,884  $    517,299  $    461,300  $  241,384  $  202,278
Weighted average common shares
  (000's):
  Basic..............................        18,784        18,725        13,892      10,938       9,772
  Diluted............................        18,808        18,770        13,955      10,983       9,814
OTHER DATA (AT END OF PERIOD):
Market capitalization (shares and
  units).............................  $    639,095  $    670,123  $    710,175  $  436,739  $  331,238
Ratio of total debt to total
  capitalization(1)..................          53.8%         52.9%         47.1%       41.9%       48.2%
Number of properties, including
  ownership interest.................           129           129           116          73          70
Number of apartment units, including
  ownership interest.................        33,901        33,831        30,579      19,280      18,219

------------

(1) Total capitalization is total debt and market capitalization of preferred shares, common shares and partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1999, 1998, and 1997. This discussion should be read in conjunction with all of the financial statements included in this Annual Report on Form 10-K.

     The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated Joint Venture, at December 31, 1999 was 33,901 in 129 communities, compared to the 33,831 units in 129 communities owned at December 31, 1998 and 30,579 in 116 communities owned at December 31, 1997. The average monthly rental per apartment unit increased to $610 at December 31, 1999 from $597 at December 31, 1998 and $568 at December 31, 1997. Overall occupancy at December 31, 1999, 1998 and 1997 was 94.6%, 94.1% and 93.9%, respectively.

  FUNDS FROM OPERATIONS

     Funds from operations ("FFO") represents net income (computed in accordance with GAAP) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash and other items, primarily depreciation and amortization, less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's current definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The Company's policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized because they are necessary for the continued use of the property, and, thus, are not deducted in calculating FFO.

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

     FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $385,000, $245,000 and $195,000 at December 31, 1999, 1998 and 1997,
respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

     Funds from operations ("FFO") decreased during 1999 by $3,947,000 to $60,046,000 versus $63,993,000 for 1998. FFO for 1997 was $44,896,000. FFO for
the three years ending December 31, 1999, 1998 and 1997 is calculated as follows (dollars in thousands):

                                           YEAR ENDING DECEMBER 31,
                                       --------------------------------
                                          1999       1998       1997
                                       ----------  ---------  ---------
Net income available for common
  shareholders.......................  $   17,458  $  15,327  $   5,975
Depreciation and amortization........      49,188     45,776     27,542
Adjustment for joint venture
  depreciation.......................         741     --         --
Minority interest....................       2,497      2,254      2,693
Gain on disposition of assets........     (10,237)      (408)    --
Extraordinary items..................          67        990      8,622
Other non-recurring items............         332         54         64
                                       ----------  ---------  ---------
Funds from operations................  $   60,046  $  63,993  $  44,896
                                       ==========  =========  =========
Weighted average shares and units:
     Basic...........................      21,794     21,717     16,419
     Diluted.........................      21,817     21,764     16,482

RESULTS OF OPERATIONS

  COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
     DECEMBER 31, 1998

     During 1999 the Company sold 10 apartment communities containing 2,793 apartment units to the Joint Venture and retained a 33.33% ownership interest and continued to manage the units for a fee of 4% of revenue. The Company also completed development of 1,277 total apartment units in 7 new communities and 2 existing communities and sold three communities containing 1,138 units.

     Rental revenues for 1999 increased by $11,507,000 due primarily to increases of (i) $6,371,000 from the 8 communities acquired in 1998 and owned throughout 1999, (ii) $12,587,000 from the development communities completed during 1998 and 1999, and (iii) $4,281,000 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $9,691,000 due to the sale of 10 properties to the Joint Venture in 1999 and
(ii) $2,041,000 from the sale of Redford Park Apartments in 1998 and the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property operating related costs. As a percentage of rental revenues, property operating expenses increased from 37.9% in 1998 to 38.2% in 1999. The majority of the increase is related to increased real estate taxes. Reappraisals in some of the Company's markets, coupled with changes in tax rates in Shelby County, Tennessee, and the annexation of three of the Company's properties in the City of Memphis were the principal causes of the increase. Certain other expenses contributed to the increase in operating expenses, including initial lease-up costs for the development properties, and expenses associated with certain fires and wind damage occurring during the year. Personnel costs remained flat as a percentage of rental revenues from 1998 to 1999. In 1999 repair and maintenance costs decreased to 4.6% of rental revenues as compared to 4.8% in 1998 primarily as a result of the Company's significant investment of capital for the last two years to reposition the 7,600 units acquired in the 1997 FDC Merger. Also in 1999, utilities costs decreased to 4.1% of rental revenue as compared to 4.5% for the same period in 1998 mainly due to continued savings from the Company's program to submeter units for water usage. Property operating expenses for 1999 increased by $4,968,000 due primarily to (i) $2,637,000 from the 8 communities acquired in 1998 and owned throughout 1999,
(ii) $4,290,000 from the development communities completed during 1998 and 1999 and (iii) $2,530,000 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $3,609,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $880,000 from the sale of Redford Park Apartments in 1998 and the sale of

Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999.

     Depreciation and amortization expense increased by $3,882,000 primarily due to (i) $1,448,000 from the 8 communities acquired in 1998 and owned throughout 1999, (ii) $2,232,000 from the development communities completed during 1998 and 1999, and (iii) $1,661,000 from the communities owned throughout both periods. These increases were offset by decreases of (i) $1,793,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $291,000 from the sale of Redford Park Apartments in 1998 and the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999. Amortization of costs in excess of fair value of net assets acquired was $849,000 and $1,474,000, for 1999 and 1998, respectively, which is included in depreciation and amortization in the accompanying consolidated statement of operations. The decrease is due to the write off of goodwill in connection with the sale of FDC during 1999. Amortization of deferred financing costs was $2,854,000 and $2,348,000 for 1999 and 1998, respectively. The majority of the increase is due to additional financing costs related to the restructuring of the AmSouth Credit Line and the addition of the new FNMA Credit Line.

     General and administrative expense increased by $2,519,000 mainly due to
(i) approximately $800,000 in additional property level and support management bonuses related primarily to improved property level performance at certain properties as compared to the prior year, (ii) approximately $700,000 in additional training costs related to the Company's recent investment in regional training centers, (iii) approximately $450,000 in additional administrative costs related to recent systems initiatives and staffing changes to support the Company's portfolio growth, (iv) approximately $250,000 from increased franchise and excise taxes related to recent legislative changes in the state of Tennessee, and (v) approximately $240,000 in increased employee insurance costs.

     Interest expense increased $2,598,000 due primarily increased debt related to the 10 property acquisitions in 1998 and additional credit line funding to complete the new development properties. The Company reduced its average borrowing cost to 7.06% at December 31, 1999 as compared to 7.11% on December 31, 1998. The average maturity on the Company's debt was 10.7 years and 10.9 years at December 31, 1999 and 1998, respectively.

     For the year ended December 31, 1999 the Company recorded a net gain on disposition of assets totaling $10,237,000 comprised of the following transactions:

                                        GAIN (LOSS)
                                        -----------
Gain on sale of ten communities sold
  to Joint Venture, net of deferred
  gain of $4,581,000.................   $ 9,264,000
Gain on sale of three communities....     5,004,000
Loss on sale of FDC..................    (4,031,000)
                                        -----------
                                        $10,237,000
                                        ===========

     The Company recorded an extraordinary loss of $67,000, net of minority interest, for 1999 related to the early extinguishment of the mortgage for Eastview Apartments.

     As a result of the foregoing, income before minority interest and extraordinary item for the year ended December 31, 1999 increased $6,135,000 over the same period a year earlier.

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

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 1998 increased by $27,513,000, due primarily to (i) $3,201,000 from the 10 Communities acquired in 1998, (ii) $17,480,000 from the 30 completed Communities acquired through the FDC Merger, (iii) $3,715,000 from a full years operation of the 12 Communities acquired in 1997, (iv) $2,013,000 from new development communities completed in 1997 and 1998, and (v) $1,348,000 from communities owned throughout both periods. As a percentage of rental revenues, property operating expenses decreased from 38.6% in 1997 to 37.9% in 1998. Personnel costs increased as a percentage of rental revenues from 10.8% in 1997 to 11.4% in 1998, due primarily to increased staffing to support the additional apartment units acquired in the FDC Merger and to produce a smooth lease-up of newly developed apartment units. As new development units are delivered, they require management, leasing, and maintenance staff to complete lease-up on schedule and to provide customer service. The ratio of personnel costs to revenues improves as a development community achieves stabilized occupancy. In 1998 repair and maintenance costs decreased to 4.8% of rental revenues as compared to 5.0% in 1997 primarily as a result of the Company's long standing commitment to spend adequate capital toward maintaining properties as well as the addition of the development units to the portfolio which require less repair and maintenance. Also in 1998, utilities costs decreased to 4.5% of rental revenue as compared to 4.7% for the same period in 1997 mainly due to continued savings from the Company's program to submeter units for water usage.

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

  LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $74,978,000 in 1999 as compared to $80,405,000 in 1998.

     During 1999 the Company received total proceeds of $153,311,000 from the sale of 10 properties to the Joint Venture, the sale of 3 additional properties, and the sale of the development, construction and fee management businesses. The Company invested $71,563,000 in the development and construction of new properties or expansions of existing properties, $34,377,000 in total capital improvements to existing properties, and $8,085,000 in capital and advances to the Joint Venture.

     During 1998 the Company invested $63,732,000 in the purchase of additional properties, $107,963,000 in the development and construction of new properties, and $32,336,000 in total capital improvements to existing properties. Also during 1998 the Company received total proceeds of $5,424,000 from the disposition of properties.

     The following table summarizes the Company's communities in various stages of lease-up, construction, development, and pre-development as of December 31, 1999 (Dollars in 000's):

                                                                                                ANTICIPATED     ANTICIPATED
                                                              TOTAL     BUDGETED    COSTS TO       FINISH         INITIAL
                                             LOCATION         UNITS       COST        DATE          DATE         OCCUPANCY
                                       ---------------------  ------    ---------   ---------   ------------    ------------
COMPLETED COMMUNITIES
IN LEASE-UP:
Paddock Club Gainesville.............  Gainesville, FL          264     $ 17,688    $  17,678     1Q 1999         3Q 1998
Terraces at Towne Lake II............  Cherokee County, GA      238       13,421       13,313     1Q 1999         4Q 1998
Paddock Club Brandon II..............  Brandon, FL              132        8,063        8,018     1Q 1999         1Q 1999
Reserve at Dexter Lake...............  Memphis, TN              252       17,398       17,394     2Q 1999         4Q 1998
Paddock Club Panama City.............  Panama City, FL          254       15,536       15,138     2Q 1999         4Q 1998
Paddock Club Montgomery..............  Montgomery, AL           208       14,192       14,189     2Q 1999         1Q 1999
Paddock Club Murfreesboro............  Murfreesboro, TN         240       15,963       15,728     4Q 1999         2Q 1999
                                                              ------    ---------   ---------
                                                              1,588     $102,261    $ 101,458
                                                              ======    =========   =========
DEVELOPMENT COMMUNITIES
IN LEASE-UP:
Grand Reserve Lexington..............  Lexington, KY            370       32,840       22,170     2Q 2000         4Q 1999
Kenwood Club.........................  Katy, TX                 320       18,807       13,696     2Q 2000         1Q 2000
                                                              ------    ---------   ---------
                                                                690       51,647       35,866
                                                              ------    ---------   ---------
UNDER CONSTRUCTION
Reserve at Dexter Lake II............  Memphis, TN              244       16,645        9,115     3Q 2000         1Q 2000
Grande View..........................  Nashville, TN            433       35,550       12,554     1Q 2001         2Q 2000
                                                              ------    ---------   ---------
                                                                677       52,195       21,669
                                                              ------    ---------   ---------
                                                              ------    ---------   ---------
Total Development Communities........                         1,367     $103,842    $  57,535
                                                              ======    =========   =========

                                       ANTICIPATED
                                        STABILIZA-
                                           TION
                                       ------------
COMPLETED COMMUNITIES
IN LEASE-UP:
Paddock Club Gainesville.............    3Q 1999
Terraces at Towne Lake II............    4Q 1999
Paddock Club Brandon II..............    3Q 1999
Reserve at Dexter Lake...............    4Q 1999
Paddock Club Panama City.............    2Q 1999
Paddock Club Montgomery..............    4Q 1999
Paddock Club Murfreesboro............    2Q 2000
DEVELOPMENT COMMUNITIES
IN LEASE-UP:
Grand Reserve Lexington..............    2Q 2001
Kenwood Club.........................    2Q 2001
UNDER CONSTRUCTION
Reserve at Dexter Lake II............    1Q 2001
Grande View..........................    4Q 2001
Total Development Communities........

     Actual capital expenditures for property improvements during 1999 are summarized below (in 000's):

Recurring capital at stabilized
properties...........................  $  13,154
Revenue enhancing projects at
stabilized properties................      9,297
Capital improvements to
pre-stabilized properties............     10,324
Corporate overhead capital
improvements.........................      1,602
                                       ---------
                                       $  34,377
                                       =========

     During 1999 the Company used $11,260,000 for net reductions in borrowings and to fund deferred financing costs. Also during 1999 the Company initiated its share repurchase program and acquired 1,473,600 shares for a total cost of $33,073,000, which represented approximately 7% of the total common shares and Common Units outstanding. Also during the year the Company paid a total of $66,425,000 in distributions to holders of preferred shares, common shares, and partnership units and received $3,549,000 from issuances of common shares and units.

     During 1998 net proceeds from borrowings were $86,920,000 and an additional $82,411,000 was received from issuances of common and preferred shares and Common Units, which was mainly used to fund the acquisition and development of properties mentioned above. During 1998 the Company also distributed $58,547,000 to holders of preferred shares, common shares, and Common Units.

     At December 31, 1999, the Company had $173.4 million outstanding on the Credit Lines. Of this $25 million is effectively fixed at 7.565% through an interest rate swap agreement which expires in 2003. The average interest rate at December 31, 1999 for the conventional variable rate debt, including the impact of the interest rate swap agreement, was 7.2%. At December 31, 1999, the Company had an additional $31.9 million tax-free variable rate debt outstanding, with an average rate of 5.1% at December 31, 1999. All other debt was fixed rate term debt at an average interest rate of 7.1%. In November 1999, the Company decreased its credit limit under the AmSouth Credit Line from $200 million to $150 million. Additionally in 1999, the Company borrowed $113.2 million from a new FNMA Credit Line which is part of a $195 million credit facility. The Company expects to use the credit lines for future acquisitions, development, and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Lines are secured and are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the credit lines to $235.7 million as of March 1, 2000.

     The weighted average interest rate and weighted average maturity at December 31, 1999 for the $744.2 million of notes payable were 7.06% and 10.7 years, respectively.

     The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

     The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, potential asset sales or joint venture transactions and the Credit Lines.

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

  YEAR 2000

     During 1999 the Company completed all phases of an action plan designed to minimize the impact of Year 2000 ("Y2K") issue. Currently the Company has experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our vendors.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by SFAS No. 137, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company plans to adopt this accounting standard in 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 1999, 54% of the Company's total capitalization consisted of borrowings. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 76% of the Company's outstanding debt was subject to fixed interest rates with a weighted average rate of 7.2% at December 31, 1999. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date (Dollars in 000's).

                                                                                         TOTAL        FAIR
                            2000       2001        2002        2003         2004       THEREAFTER     VALUE
                          ---------  ---------   ---------   ---------    ---------    ----------   ---------
LIABILITIES
Long-term Debt
  Fixed Rate ..........   $   9,170  $  48,219   $  16,306   $ 166,563    $  75,886    $ 222,788    $ 516,500
  Average interest rate        7.93%      8.48%       7.36%       6.39%        7.23%        6.90%

  Variable Rate .......        --    $  60,171        --          --      $ 113,232    $  31,903    $ 205,306
  Average interest rate        --%        7.15%       --%         --%          6.28%        5.13%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly
Financial Information are set forth on pages F-1 to F- of this Annual Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
10-K:

1.       Independent Auditors' Report.........    F-1
         Consolidated Balance Sheets as of
           December 31, 1999 and 1998.........    F-2
         Consolidated Statements of Operations
           for the years ended December 31,
           1999, 1998 and 1997................    F-3
         Consolidated Statements of
           Shareholders' Equity for the years
           ended December 31, 1999, 1998 and
           1997...............................    F-4
         Consolidated Statements of Cash Flows
           for the years ended December 31,
           1999, 1998 and 1997................    F-5
         Notes to Consolidated Financial
           Statements for the years ended
           December 31, 1999, 1998 and 1997...    F-6
2.       Financial Statement Schedule required
           to be filed by item 8 and Paragraph
           (d) of this item 14:
         Schedule III -- Real Estate and
           Accumulated Depreciation as of
           December 31, 1999..................   F-22

3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.


     EXHIBIT
     NUMBERS               EXHIBIT DESCRIPTION
-------------------------------------------------------
     3.1+     --  Amended and Restated Charter of
                  Mid-America Apartment Communities,
                  Inc. dated as of January 10, 1994, as
                  filed with the Tennessee Secretary of
                  State on January 25, 1994
     3.2******--  Articles of Amendment to the Charter
                  of Mid-America Apartment Communities,
                  Inc. dated as of January 28, 1994, as
                  filed with the Tennessee Secretary of
                  State on January 28, 1994
     3.3**    --  Mid-America Apartment Communities,
                  Inc. Articles of Amendment to the
                  Amended and Restated Charter
                  Designating and Fixing the Rights and
                  Preferences of A Series of Preferred
                  Stock dated as of October 9, 1996, as
                  filed with the Tennessee Secretary of
                  State on October 10, 1996
     3.4+     --  Mid-America Apartment Communities,
                  Inc. Articles of Amendment to the
                  Amended and Restated Charter dated
                  November 17, 1997, as filed with the
                  Tennessee Secretary of State on
                  November 18, 1997
     3.5***   --  Mid-America Apartment Communities,
                  Inc. Articles of Amendment to the
                  Amended and Restated Charter
                  Designating and Fixing the Rights and
                  Preferences of A Series of Preferred
                  Stock dated as of November 17, 1997,
                  as filed with the Tennessee Secretary
                  of State on November 18, 1997
     3.6+     --  Mid-America Apartment Communities,
                  Inc. Articles of Amendment to the
                  Amended and Restated Charter dated
                  December 15, 1997, as filed with the
                  Tennessee Secretary of State on
                  December 31, 1997
     3.7+     --  Bylaws of Mid-America Apartment
                  Communities, Inc.
     3.8++    --  Mid-America Apartment Communities,
                  Inc. Articles of Amendment to the
                  Amended and Restated Charter dated
                  June 25, 1998, as filed with the
                  Tennessee Secretary of State on June
                    , 1998
     3.9++++ --   Mid-America Apartment Communities,
                  Inc. Articles of Amendment to the
                  Amended and Restated Charter dated
                  December   , 1998, as filed with the
                  Tennessee Secretary of State on
                  December   , 1998
     4.1+     --  Form of Common Share Certificate
     4.2****  --  Form of 9.5% Series A Cumulative
                  Preferred Stock Certificate
     4.3***** --  Form of 8 7/8% Series B Cumulative
                  Preferred Stock Certificate
     4.4+++  --   Form of 9.375% Series C Cumulative
                  Preferred Stock Certificate
     4.5++++ --   Form of 9.5% Series E Cumulative
                  Preferred Stock Certificate
     4.6++++ --   Shareholders' Rights Plan dated March
                  1, 1999
    10.1+     --  Second Amended and Restated Agreement
                  of Limited Partnership of Mid-America
                  Apartments, L.P., a Tennessee limited
                  partnership
    10.2+     --  1994 Restricted Stock and Stock
                  Option Plan
    10.3++++ --   Revolving Credit Agreement between
                  the Registrant and AmSouth Bank of
                  Alabama
    10.4       -- Sixth amendment to the Revolving
                  Credit Agreement between the
                  Registrant and AmSouth Bank of
                  Alabama
    10.5+     --  Note Purchase Agreement of the
                  Operating Partnership and the
                  Registrant and Prudential Insurance
                  Company of America
    10.6+     --  Amendment 1 to Note Purchase
                  Agreement of the Operating
                  Partnership and the Registrant and
                  Prudential Insurance Company of
                  America
    10.7       -- Employment Agreement between
                  Registrant and George E. Cates
    10.8       -- Employment Agreement between
                  Registrant and H. Eric Bolton
    10.9       -- Employment Agreement between
                  Registrant and Simon R.C. Wadsworth
    10.10      -- Master Credit Facility Agreement
                  between Registrant and WMF Washington
                  Mortgage Corp. dated November 10,
                  1999
    11.1       -- Statement re: computation of per
                  share earnings (included within the
                  Form 10-K)
    12.1       -- Statement re: computation of ratios
                  (definition of ratios used are
                  disclosed as footnotes on the related
                  table(s) within the Form 10-K)
    21.1       -- List of Subsidiaries
    23.1       -- Consent of KPMG LLP
    27.1       -- Financial Data Schedule


                                                   (FOOTNOTES ON FOLLOWING PAGE)

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

       + Filed as an exhibit to the 1997 Annual Report of the Registrant on Form
         10-K for the year ended December 31, 1997

      ++ Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form
         8-A filed with the Commission on June 25, 1998

     +++ Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form
         8-A filed with the Commission on June 25, 1998

   ++++ Filed as an exhibit to the 1998 Annual Report of the Registrant on Form
        10-K for the year ended December 31, 1998

(b)  Reports on Form 8-K

     The following report was filed on Form 8-K by the registrant during the fourth quarter of 1999:

                                                 DATE OF
FORM            EVENTS REPORTED                   REPORT
------------------------------------------       --------
 8-K Announcement of an approval by the          11/22/99
     Board of Directors to authorize the
     Company to repurchase common stock

(c)  Exhibits:

     See Item 14(a)(3) above.

(d)  Financial Statement Schedules:

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MID-AMERICA APARTMENT
                                       COMMUNITIES, INC.

Date: March 17, 2000                   /s/ GEORGE E. CATES
                                           GEORGE E. CATES
                                           CHAIRMAN OF THE BOARD AND CHIEF
                                           EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Date: March 17, 2000                   /s/ GEORGE E. CATES
                                           GEORGE E. CATES
                                           CHAIRMAN OF THE BOARD AND CHIEF
                                           EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date: March 30, 2000                   /s/ SIMON R.C. WADSWORTH
                                           SIMON R.C. WADSWORTH
                                           EXECUTIVE VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                           OFFICER)

Date: March 17, 2000                   /s/ H. ERIC BOLTON
                                           H. ERIC BOLTON
                                           PRESIDENT AND CHIEF OPERATING OFFICER

Date: March 20, 2000                   /s/ JOHN F. FLOURNOY
                                           JOHN F. FLOURNOY
                                           DIRECTOR

Date: March 20, 2000                   /s/ ROBERT F. FOGELMAN
                                           ROBERT F. FOGELMAN
                                           DIRECTOR

Date: March 21, 2000                   /s/ JOHN S. GRINALDS
                                           JOHN S. GRINALDS
                                           DIRECTOR

Date: March 20, 2000                   /s/ O. MASON HAWKINS
                                           O. MASON HAWKINS
                                           DIRECTOR

Date: March 30, 2000                   /s/ RALPH HORN
                                           RALPH HORN
                                           DIRECTOR

Date: March 19, 2000                   /s/ MICHAEL S. STARNES
                                           MICHAEL S. STARNES
                                           DIRECTOR

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the "Company") as of December
31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III -- Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company and subsidiaries as of December 31, 1999 and 1998, and the results of the their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Memphis, Tennessee
February 25, 2000

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                           1999          1998
                                       ------------  ------------
ASSETS:
REAL ESTATE ASSETS:
     Land............................  $    119,823  $    124,912
     Buildings and improvements......     1,172,780     1,184,611
     Furniture, fixtures and
      equipment......................        28,238        26,779
     Construction in progress........        58,840        75,776
                                       ------------  ------------
                                          1,379,681     1,412,078
     Less accumulated depreciation...      (146,611)     (117,773)
                                       ------------  ------------
                                          1,233,070     1,294,305
     Land held for future
      development....................         1,710        11,781
     Commercial properties, net......         5,217         9,282
Investment in and advances to real
  estate joint venture...............         8,054       --
                                       ------------  ------------
     REAL ESTATE ASSETS, NET.........     1,248,051     1,315,368
Cash and cash equivalents............        14,092         7,237
Restricted cash......................        12,537         9,282
Deferred financing costs, net........        10,272        10,359
Other assets.........................        13,871        24,181
                                       ------------  ------------
          TOTAL ASSETS...............  $  1,298,823  $  1,366,427
                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
     Notes payable...................  $    744,238  $    753,427
     Accounts payable................         2,122        10,384
     Accrued expenses and other
      liabilities....................        23,199        18,959
     Security deposits...............         4,739         4,917
     Deferred gain on disposition of
      properties.....................         4,581       --
                                       ------------  ------------
          TOTAL LIABILITIES AND
              DEFERRED GAIN..........       778,879       787,687
MINORITY INTEREST....................        56,060        61,441
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value,
  20,000,000 shares authorized,
  $173,470,750 or $25 per share
  liquidation preference:
          2,000,000 shares at 9.5%
              Series A Cumulative....            20            20
          1,938,830 shares at 8.875%
              Series B Cumulative....            19            19
          2,000,000 shares at 9.375%
              Series C Cumulative....            20            20
          1,000,000 shares at 9.5%
              Series E Cumulative....            10            10
Common stock, $.01 par value
  (authorized 50,000,000 shares;
  issued and outstanding 17,971,960
  and 18,877,691 shares December 31,
  1999 and 1998, respectively).......           190           189
Additional paid-in capital...........       562,537       583,154
Other................................        (1,053)       (2,237)
Accumulated distributions in excess
  of net income......................       (89,869)      (63,876)
Treasury stock at cost, 355,900,
  shares in 1999.....................        (7,990)      --
                                       ------------  ------------
          TOTAL SHAREHOLDERS'
              EQUITY.................       463,884       517,299
                                       ------------  ------------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY...  $  1,298,823  $  1,366,427
                                       ============  ============

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                          1999        1998        1997
                                       ----------  ----------  ----------
Revenues:
     Rental..........................  $  222,098  $  210,591  $  135,673
     Other...........................       3,504       3,111       3,279
     Management and development
       income, net...................         751       1,841         164
     Equity in loss of real estate
       joint venture.................         (31)     --          --
                                       ----------  ----------  ----------
     Total revenues..................     226,322     215,543     139,116
                                       ----------  ----------  ----------
Expenses:
     Personnel.......................      25,239      24,053      14,623
     Building repairs and
       maintenance...................      10,107      10,030       6,811
     Real estate taxes and
       insurance.....................      24,561      22,459      14,465
     Utilities.......................       9,119       9,376       6,341
     Landscaping.....................       5,634       5,009       3,684
     Other operating.................      10,225       8,990       6,480
     Depreciation and amortization...      49,903      46,021      27,737
     General and administrative......      14,479      11,960       6,602
     Interest........................      48,302      45,704      28,943
     Amortization of deferred
       financing costs...............       2,854       2,348         888
                                       ----------  ----------  ----------
     Total expenses..................     200,423     185,950     116,574
                                       ----------  ----------  ----------
Income before gain on disposition of
  properties, minority interest in
  operating partnership income and
  extraordinary item.................      25,899      29,593      22,542
                                       ----------  ----------  ----------
Gain on dispositions.................      10,237         408      --
                                       ----------  ----------  ----------
Income before minority interest in
  operating partnership income and
  extraordinary item.................      36,136      30,001      22,542
Minority interest in operating
  partnership income.................       2,497       2,254       2,693
                                       ----------  ----------  ----------
Income before extraordinary item.....      33,639      27,747      19,849
Extraordinary item -- loss on debt
  extinguishment, net of minority
  interest...........................         (67)       (990)     (8,622)
                                       ----------  ----------  ----------
Net income...........................      33,572      26,757      11,227
Dividends on preferred shares........      16,114      11,430       5,252
                                       ----------  ----------  ----------
Net income available for common
  shareholders.......................  $   17,458  $   15,327  $    5,975
                                       ==========  ==========  ==========
Net income available per common
  share:
Basic (in thousands):
     Average common shares
       outstanding...................      18,784      18,725      13,892
                                       ==========  ==========  ==========
Basic earnings per share:
     Net income available per common
       share before extraordinary
       item..........................  $     0.93  $     0.87  $     1.05
     Extraordinary item..............      --           (0.05)      (0.62)
                                       ----------  ----------  ----------
     Net income available per common
       share.........................  $     0.93  $     0.82  $     0.43
                                       ==========  ==========  ==========
Diluted (in thousands):
  Average common shares
     outstanding.....................      18,784      18,725      13,892
  Effect of dilutive stock options...          24          45          63
                                       ----------  ----------  ----------
  Average dilutive common shares
     outstanding.....................      18,808      18,770      13,955
                                       ==========  ==========  ==========
Diluted earnings per share:
     Net income available per common
       share before extraordinary
       item..........................  $     0.93  $     0.87  $     1.05
     Extraordinary item..............      --           (0.05)      (0.62)
                                       ----------  ----------  ----------
     Net income available per common
       share.........................  $     0.93  $     0.82  $     0.43
                                       ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                              ACCUMULATED
                                         PREFERRED STOCK        COMMON STOCK        ADDITIONAL                DISTRIBUTIONS
                                       -------------------   -------------------      PAID-IN                 IN EXCESS OF
                                        SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL       OTHER      NET INCOME
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1996............      2,000     $20        10,949    $ 109      $ 256,689    $    (260)    $(15,174)
Issuance of common shares............     --        --           5,911       59        163,531       --           --
Issuance of Series B preferred
  shares.............................      1,939      19        --         --           46,616       --           --
Exercise of stock options............     --          --             9     --              (31)      --           --
Notes receivable issued for shares
  and units (Note 8).................     --        --          --         --           --             (906)      --
Shares issued in exchange for
  units..............................     --        --              60        1            973       --           --
Shares issued in FDC Merger..........     --        --           1,550       16         44,374       --           --
Adjustment for minority interest of
  Unitholders resulting from:
    Common Stock Offerings...........     --        --          --         --          (10,008)      --           --
    FDC Merger.......................     --        --          --         --             (834)      --           --
    Other............................     --        --          --         --             (818)      --           --
Amortization of unearned
  compensation.......................     --        --          --         --           --              121       --
Dividends on common stock ($2.14 per
  share).............................     --        --          --         --           --           --          (29,172)
Dividends on preferred stock.........     --        --          --         --           --           --           (5,252)
Net income...........................     --        --          --         --           --           --           11,227
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1997............      3,939      39        18,479      185        500,492       (1,045)     (38,371)
Issuance of common shares............     --        --             308        4          7,953       --           --
Issuance of Series C preferred
  shares.............................      2,000      20        --         --           48,060       --           --
Issuance of Series E preferred
  shares.............................      1,000      10        --         --           24,735       --           --
Exercise of stock options............     --        --               5     --              129       --           --
Notes receivable issued for shares
  and units (Note 8).................     --        --          --         --           --           (1,458)      --
Payments received on notes receivable
  (Note 8)...........................     --        --          --         --           --              145       --
Shares issued in exchange for
  units..............................     --        --              86     --            1,785       --           --
Amortization of unearned
  compensation.......................     --        --          --         --           --              121       --
Dividends on common stock
  ($2.225 per share).................     --        --          --         --           --           --          (40,832)
Dividends on preferred stock.........     --        --          --         --           --           --          (11,430)
Net income...........................     --        --          --         --           --           --           26,757
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1998............      6,939      69        18,878      189        583,154       (2,237)     (63,876)
Repurchase of common shares (Note
  9).................................     --        --          (1,118)      (1)       (25,082)      --           --
Issuance of common shares............     --        --             154        2          3,516       --           --
Exercise of stock options............     --        --          --         --               27       --           --
Notes receivable issued for shares
  (Note 8)...........................     --        --               9     --           --             (100)      --
Payments received on notes receivable
  (Note 8)...........................     --        --          --         --           --              343       --
Reductions to notes receivables (Note
  8).................................     --        --          --         --           --              447       --
Shares issued in exchange for
  units..............................     --        --              49     --              922       --           --
Amortization of unearned
  compensation.......................     --        --          --         --           --              494       --
Dividends on common stock
  ($2.30 per share)..................     --        --          --         --           --           --          (43,451)
Dividends on preferred stock.........     --        --          --         --           --           --          (16,114)
Net income...........................     --        --          --         --           --           --           33,572
                                       ---------   -------   ---------   -------    -----------   ---------   ------------
BALANCE DECEMBER 31, 1999............      6,939     $69        17,972    $ 190      $ 562,537    $  (1,053)    $(89,869)
                                       =========   =======   =========   =======    ===========   =========   ============


                                       TREASURY
                                        STOCK       TOTAL
                                       --------   ---------
BALANCE DECEMBER 31, 1996............  $ --       $ 241,384
Issuance of common shares............    --         163,590
Issuance of Series B preferred
  shares.............................    --          46,635
Exercise of stock options............    --             (31)
Notes receivable issued for shares
  and units (Note 8).................    --            (906)
Shares issued in exchange for
  units..............................    --             974
Shares issued in FDC Merger..........    --          44,390
Adjustment for minority interest of
  Unitholders resulting from:
    Common Stock Offerings...........    --         (10,008)
    FDC Merger.......................    --            (834)
    Other............................    --            (818)
Amortization of unearned
  compensation.......................    --             121
Dividends on common stock ($2.14 per
  share).............................    --         (29,172)
Dividends on preferred stock.........    --          (5,252)
Net income...........................    --          11,227
                                       --------   ---------
BALANCE DECEMBER 31, 1997............    --         461,300
Issuance of common shares............    --           7,957
Issuance of Series C preferred
  shares.............................    --          48,080
Issuance of Series E preferred
  shares.............................    --          24,745
Exercise of stock options............    --             129
Notes receivable issued for shares
  and units (Note 8).................    --          (1,458)
Payments received on notes receivable
  (Note 8)...........................    --             145
Shares issued in exchange for
  units..............................    --           1,785
Amortization of unearned
  compensation.......................    --             121
Dividends on common stock
  ($2.225 per share).................    --         (40,832)
Dividends on preferred stock.........    --         (11,430)
Net income...........................    --          26,757
                                       --------   ---------
BALANCE DECEMBER 31, 1998............    --         517,299
Repurchase of common shares (Note
  9).................................   (7,990 )    (33,073)
Issuance of common shares............    --           3,518
Exercise of stock options............    --              27
Notes receivable issued for shares
  (Note 8)...........................    --            (100)
Payments received on notes receivable
  (Note 8)...........................    --             343
Reductions to notes receivables (Note
  8).................................    --             447
Shares issued in exchange for
  units..............................    --             922
Amortization of unearned
  compensation.......................    --             494
Dividends on common stock
  ($2.30 per share)..................    --         (43,451)
Dividends on preferred stock.........    --         (16,114)
Net income...........................    --          33,572
                                       --------   ---------
BALANCE DECEMBER 31, 1999............  $(7,990 )  $ 463,884
                                       ========   =========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                             1999        1998        1997
                                          ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................  $   33,572  $   26,757  $   11,227
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and
           amortization.................      52,757      48,369      28,746
         Amortization of unearned stock
           compensation.................         494         121         121
         Equity in loss of real estate
           joint venture................          31      --          --
         Minority interest in operating
           partnership income...........       2,497       2,254       2,693
         Extraordinary item.............          67         990       8,622
         Gain on dispositions...........     (10,237)       (408)     --
         Changes in assets and
           liabilities:
             Restricted cash............      (3,300)      4,115      (1,214)
             Other assets...............      (4,591)      1,044      (1,341)
             Accounts payable...........      (4,459)        786         140
             Accrued expenses and other
               liabilities..............       8,325      (4,031)     (4,550)
             Security deposits..........        (178)        408         474
                                          ----------  ----------  ----------
         NET CASH PROVIDED BY OPERATING
           ACTIVITIES...................      74,978      80,405      44,918
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of real estate
           assets.......................      --         (63,732)    (76,287)
         Improvements to properties.....     (34,377)    (32,336)    (20,205)
         Construction of units in
           progress and future
           development..................     (71,563)   (107,963)    (16,093)
         Proceeds from disposition of
           real estate assets...........     134,977       5,424      --
         Proceeds from sale of
           development and construction
           assets.......................      18,134      --          --
         Investment in and advances to
           real estate joint venture....      (8,085)     --          --
         Net cash paid in business
           combination..................      --          --         (25,678)
                                          ----------  ----------  ----------
         NET CASH PROVIDED (USED) IN
           INVESTING ACTIVITIES.........      39,086    (198,607)   (138,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in credit lines.....      56,389      71,789      14,820
         Proceeds from notes payable....      11,760     232,799     187,500
         Principal payments on notes
           payable......................     (75,989)   (210,571)   (267,003)
         Payment of deferred financing
           costs........................      (3,420)     (7,097)     (3,813)
         Repurchase of common stock.....     (33,073)     --          --
         Proceeds from issuances of
           common shares and units......       3,549       9,586     165,737
         Proceeds from issuance of
           preferred shares.............      --          72,825      46,635
         Redemption of unitholder
           interests....................      --            (150)         (8)
         Distributions to unitholders...      (6,860)     (6,285)     (5,347)
         Dividends paid on common
           shares.......................     (43,451)    (40,832)    (29,172)
         Dividends paid on preferred
           shares.......................     (16,114)    (11,430)     (5,252)
                                          ----------  ----------  ----------
         NET CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES.........    (107,209)    110,634     104,097
                                          ----------  ----------  ----------
         NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS.........       6,855      (7,568)     10,752
                                          ----------  ----------  ----------
Cash and cash equivalents, beginning of
  period................................       7,237      14,805       4,053
                                          ----------  ----------  ----------
Cash and cash equivalents, end of
  period................................  $   14,092  $    7,237  $   14,805
                                          ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid.......................  $   49,375  $   45,607  $   27,468
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Increase in basis of properties
      acquired in connection with
      business combination..............  $   --      $   --      $   58,359
    Assumption of debt related to
      property acquisitions.............  $   --      $   26,231  $   63,690
    Conversion of units for common
      shares............................  $      922  $    1,785  $      974
    Issuance of units related to
      property acquisitions.............  $   --      $    1,911  $      880
    Issuance of advances in exchange for
      common shares and units...........  $      100  $    1,458  $      906
    Interest capitalized................  $    3,967  $    4,265  $      388


          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND FORMATION OF THE COMPANY

     Mid-America Apartment Communities, Inc. ("Mid-America") is a self-administrated and self-managed real estate investment trust which owns, develops, constructs, acquires and operates multifamily apartment communities mainly in the southeast and Texas. The company owns and operates 120 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the "Operating Partnership") and its subsidiary, Mid-America Capital Partners, L.P. ("MACP"). MACP is a special purpose entity established in 1997 to issue first mortgage bonds. The Company also owns a 33.33% interest in a real estate joint venture which owns 10 apartment communities. From the period November 1997 through June 1999, the company conducted third party property management, construction and development activities through its service corporation, Flournoy Development Corporation.

  BASIS OF PRESENTATION

     The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, MACP, and all other subsidiaries ("the Company"). The Company owns 51% to 100% of these subsidiaries. The
Company uses the equity method of accounting for its investments in 20 to 50 percent-owned entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

  MINORITY INTEREST

     Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership ("Operating Partnership Units") Mid-America is the sole general partner of the Operating Partnership. Net income is allocated to the minority interest based on their respective ownership percentage of the Operating Partnership. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the minority interest and Mid-America. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and minority interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

     The Company's Board of Directors established economic rights in respect of each Operating Partnership Unit that were equivalent to the economic rights in respect of each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect of the units as the per share distribution in respect of the common stock. Operating Partnership net income for 1999, 1998 and 1997 was allocated approximately 15.6%, 15.6% and 17.9%, respectively, to holders of Operating Partnership Units and 84.4%, 84.4% and 82.1%, respectively, to Mid-America.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DEVELOPMENT, CONSTRUCTION AND FEE MANAGEMENT REVENUES

     The Company provided development, construction and property management services to third parties from November 1997 (the date of the FDC Merger -- note
2) until June 1999 (the date of disposing of those businesses -- note 3).

     The Company provided development services related to the development of third party properties. Development fee income was recognized as earned as the property was developed and certain operating and financing performance conditions were met.

     Construction contract revenues, which are presented net of construction contract costs in the accompanying statements of operations, were recognized using the percentage-of-completion method. Under this method, the percentage of contract revenue to be recognized currently was computed based upon that percentage of estimated total revenue that incurred costs to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Revisions in cost and revenue estimates were reflected in the period in which the facts, which require the revision, become known. When revised cost estimates indicate a loss on an individual contract, the total estimated loss was provided for currently in its entirety without regard to the percentage of completion.

     The Company provided property management services for Section 42 Housing Tax Credit multifamily properties and conventional properties. Property management revenue was recorded on the accrual method of accounting as earned.

  RENTAL COSTS

     Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and "grand openings" are capitalized and amortized over their estimated useful lives. All other costs relating to renting development projects are expenses as incurred.

  CASH AND CASH EQUIVALENTS

     The Company considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

  RESTRICTED CASH

     Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

  REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are carried at the lower of depreciated cost or estimated fair value, less cost to sell. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost of interior painting, vinyl flooring, and blinds are expensed as incurred.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company records all gains and losses on real estate in accordance with SFAS No. 66. The total gain for the period ended December 31, 1999 and 1998 was approximately $10,237,000 and $408,000, respectively.

     The Company periodically evaluates its real estate asset investments to determine whether any impairment indicators are present by comparing current capitalized net operating income to the carrying value of the asset. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying financial statements.

     Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported on the accompanying balance sheet as "construction in progress" during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs ceases upon the transfer, and the assets are depreciated over their estimated useful lives. Total interest capitalized during 1999, 1998 and 1997 was $3,967,000, $4,265,000 and $388,000 respectively.

  LAND HELD FOR FUTURE DEVELOPMENT

     Real estate held for future development consists primarily of sites intended for future multifamily developments and is stated at the lower of cost or fair value less its cost to sell.

  INVESTMENT IN AND ADVANCES TO REAL ESTATE JOINT VENTURE

     The Company's investment in an unconsolidated real estate joint venture is recorded on the equity method as the Company does not have a controlling interest in the joint venture. The portion of the gain realized upon the Company's sale of apartment communities to the joint venture was deferred in proportion to the Company's ownership interest in the joint venture. The deferred gain will be amortized over 20 years, which approximates the useful life of the joint venture's real estate assets.

  DEFERRED COSTS AND OTHER INTANGIBLES

     Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method. Cost in excess of fair value of net assets acquired is amortized using the straight line method over 30 years.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity," effective for years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued to defer the implementation of SFAS No. 133 to all fiscal years beginning June 15, 2000. The accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company plans to adopt this accounting standard in 2001.

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with 1999 presentation. The reclassifications had no effect on net income available for common shareholders.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The assets acquired and liabilities assumed in connection with the merger were recorded at their respective fair values as follows:

Fair value of assets acquired,
primarily real estate assets.........  $   411,397,000
Liabilities assumed..................      335,326,000
                                       ---------------
     Net assets acquired.............  $    76,071,000
                                       ===============

3.  SALE OF DEVELOPMENT, CONSTRUCTION AND FEE MANAGEMENT BUSINESSES

     On June 30, 1999, the Company sold its development, construction and fee management businesses acquired in connection with the November 1997 FDC Merger back to the principals of Flournoy Development Company ("Flournoy"). The
Company received net proceeds of $18.1 million for these assets and recorded a net loss for approximately $4.0 million, relating mainly to the write-off of goodwill related to the original purchase transaction as described in Note 2. In the transaction, Flournoy reacquired the development businesses, related fixed assets including single family development, land and property held for sale, and the fee management business of 5,131 tax credit apartment units. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline.

4.  REAL ESTATE JOINT VENTURE

     In March 1999 the Company entered into an agreement to form a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone"), to own and operate 10 apartment communities to be completed in two transactions. The first transaction was completed on March 31, 1999 when the Company sold 6 apartment communities, containing 1,660 apartment units, to the Joint Venture for approximately $64.6 million in cash. In August 1999, the Company closed the second portion of the Joint Venture transaction with Blackstone. The Company sold four additional properties containing 1,134 apartment units to the Joint Venture, for proceeds of approximately $33.3 million. The Company contributed cash and made an additional loan to the Joint Venture related to this transaction bringing the total investment in the Joint Venture to approximately $4.6 million and the total loan to $3.4 million, $3 million at an interest rate of 10% and $.4 million at a rate of 7%, both for the life of the entity. The loan is unsecured and is presented in the accompanying consolidated balance sheets in the caption "Investments in and advances to real estate joint venture". Interest and management fees are recorded as earned and presented in the accompanying consolidated income statement as "Other revenue" and "Management and development income, net", respectively.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company recognized a gain of approximately $9.0 million and deferred gains for the Company's retained interest of approximately $4.8 million. The Company retained a 33.33 percent ownership interest in the Joint Venture and manages the communities for a fee of 4% of revenues. The agreement provides that income and cash flows generated by the Joint Venture are to be allocated based on respective ownership percentages. Summary combined unaudited financial information for the Joint Venture for the year ended December 31, 1999 follows:

                                          1999
                                       ----------
Real estate assets, net..............  $   98,323
Total assets.........................  $  103,011

Long-term debt.......................  $   86,150
Total liabilities....................  $   89,313
Partners' capital....................  $   13,698

Total revenues.......................  $   11,344
Depreciation expense.................  $    2,226
Net loss.............................  $       64

5.  BORROWINGS

     At December 31, 1999 the Company has two lines of credit (the Credit Lines) with a total outstanding balance of $173.4 million. The Credit Lines are secured by certain of the properties and have restrictive financial covenants. The AmSouth Credit Line has a $150 million borrowing limit at December 31, 1999 and expires in November 2001. The AmSouth Credit Line has a tiered interest rate as determined by the Company's percentage of total liabilities to a valuation of the Company's investment in real estate assets ("AmSouth Ratio"), as defined by the loan agreement, which is reviewed quarterly for interest rate adjustments. The AmSouth Credit Line bears interest at LIBOR plus 1.45%, 1.65%, and 1.75% based on an AmSouth Ratio less than 55%, between 55% and 60%, and over 60%, respectively. The AmSouth Credit Line had an interest rate at December 31, 1999 of LIBOR plus 1.75% (7.75%). The FNMA Credit Line has a $195 million borrowing limit, bears interest at the 90-day FNMA mortgage backed security rate plus .67% (6.28% at December 31, 1999) and expires November 2004. At December 31, 1998 the Company had $117.0 million outstanding under the AmSouth Credit Line and $25.0 million outstanding under a short-term note payable.

     During 1999, the Company paid off approximately $73.2 million of various notes payable including $18.4 million relating to property dispositions and a $25.0 million short-term note payable established in 1998. The Company incurred costs of $67,000, net of minority interest, related to the early extinguishment of one mortgage which is included in "Extraordinary item -- loss on early extinguishment of debt" in the accompanying financial statements.

     The Company had approximately $570.8 million and $612.0 million at December 31, 1999 and 1998, respectively, outstanding under various mortgage notes and bonds payable secured by real estate assets.

     The Company has issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of 26 mortgaged properties, with a net book value of $207.2 million at December 31, 1999. In anticipation of the Bond issuance, the Company entered four separate forward interest rate lock agreements in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average rate of 6.62%. In 1998 the Company realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


market value of these contracts is being amortized into interest expense over the life of the related debt issuance.

     During 1998, the Company refinanced approximately $29.1 million of various notes payable. The Company also refunded $4.8 million of bonds secured by its Sterling Ridge Apartments and refunded $14.0 million of bonds secured by its Hunters Ridge Apartments. The Company incurred costs of $449,000, net of minority interest, for these combined transactions which is included in "Extraordinary item -- loss on early extinguishment of debt" in the accompany financial statements along with $455,000 related to extinguishment of debt due to the sale of real estate and $86,000 related to refinancing of a bridge loan.

     During 1997, the Company extinguished a bond note, resulting in an extraordinary loss of $771,000. At consummation of the merger with FDC, the Company repaid certain debt primarily attributable to FDC, resulting in an extraordinary loss of $7,851,000, net of minority interest.

     As of December 31, 1999, the Company estimated that the weighted average interest rate on the Company's debt was 7.06% with an average maturity of 10.7 years.

     The following table summarizes the Company's indebtedness at December 31, 1999.

                                            ACTUAL            AVERAGE
                                        INTEREST RATES     INTEREST RATE       MATURITY      1999       1998
                                        --------------     --------------     ----------   ---------  ---------
                                                                                               (DOLLARS IN
                                                                                                MILLIONS)
Fixed Rate:
     Taxable.........................      6.376-9.006%         7.371%         2000-2037   $   442.6  $   481.5
     Tax-exempt......................      5.281-7.594%         6.118%         2008-2028        96.3       97.9
                                                                                           ---------  ---------
                                                                                           $   538.9  $   579.4
Variable Rate:
     Taxable.........................        6.28-7.15%         7.127%         2000-2004   $   173.4* $   142.0
     Tax-exempt......................          5.0-5.4%         5.133%         2025-2028        31.9       32.0
                                                                                           ---------  ---------
                                                                                           $   205.3  $   174.0
                                                                                           ---------  ---------
                                                                                           $   744.2  $   753.4
                                                                                           =========  =========

------------

* Includes $25 million of variable rate effectively fixed through the interest rate swap.

     Scheduled principal repayments on the borrowings at December 31, 1999 are as follows (dollars in thousands):

YEAR                                    AMORTIZATION      BALLOON PAYMENTS     TOTAL
-------------------------------------   ------------      ----------------   ----------
2000.................................     $  4,618            $  4,552       $    9,170
2001.................................        4,819             103,571          108,390
2002.................................        4,916              11,390           16,306
2003.................................        4,742             161,821          166,563
2004.................................        4,719             184,399          189,118
Thereafter...........................      170,082              84,609          254,691
                                        ------------      ----------------   ----------
                                          $193,896            $550,342       $  744,238
                                        ============      ================   ==========

     The Company's indebtedness includes various restrictive financial covenants. The Company believes that it was in compliance with these covenants as of December 31, 1999.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

     Fixed rate notes payable at December 31, 1999 and 1998 total $538.9 million and $579.4 million, respectively, and have an estimated fair value of $516.5 million and $582.4 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1999 and 1998. These notes were subject to prepayment penalties in the event of repayment prior to maturity, which were not considered in determining their estimated fair value. The carrying value of variable rate notes payable at December 31, 1999 and 1998 total $205.3 million and $174.0 million, respectively, and reasonably approximates their fair value because the related variable interest rates reasonably approximate market rates. Included in these variable rate notes are certain Multifamily Housing Renewal bonds with rates which are less than the prime lending rates at December 31, 1999 and 1998. Approximately $32.0 million in 1999 and 1998 of these mortgages are non-taxable and have lower rates than would be expected for taxable notes with similar terms.

     The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.  COMMITMENTS AND CONTINGENCIES

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

     The Company leases an aircraft to facilitate transportation between its properties. In 1998, the Company entered a new five year aircraft lease which generally provides for the Company to pay maintenance, insurance, and certain other operating costs of the leased property. The agreement has been accounted for as an operating lease. The Company incurred lease expense relating to aircraft lease agreements for the years ended December 31, 1999, 1998, and 1997 of $256,000, $138,000, and $187,000, respectively.

8.  INCOME TAXES

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 1998 and 1997 and the estimated taxability for 1999:

                                        1999     1998     1997
                                        -----    -----    -----
Per common share
     Ordinary income.................   $1.40    $1.28    $1.16
     Capital gains...................     .18     --       --
     Return of capital...............     .72      .92      .98
                                        -----    -----    -----
          Total......................   $2.30    $2.20    $2.14
                                        =====    =====    =====

9.  SHAREHOLDERS' EQUITY

  SERIES A PREFERRED STOCK

     Series A Cumulative Preferred Stock ("Series A Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. On and after November 1, 2001, the Series A Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

  SERIES B PREFERRED STOCK

     Series B Cumulative Preferred Stock ("Series B Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly. In November 1997 the Company issued 1,938,830 Series B Preferred shares and received net proceeds of $46.6 million. On and after December 1, 2002, the Series B Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

  SERIES C PREFERRED STOCK

     Series C Cumulative Redeemable Preferred Stock ("Series C Preferred
Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.34375 per share, payable quarterly. In June 1998 the Company issued 2,000,000 Series C Preferred shares and received net proceeds of $48.1 million. On and after June 30, 2003, the Series C Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SERIES E PREFERRED STOCK

     Series E Cumulative Preferred Stock ("Series E Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. In December 1998 the Company issued 1,000,000 Series E Preferred shares in a direct placement with a private investor. The Company received net proceeds of $24.7 million. After five years, the securities may be required by the purchaser to be redeemed by the Company in cash or common stock, at the Company's option, at the then market price. The Series E Preferred Stock is equal in rank with the Company's other series of Preferred Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

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

  DIRECT STOCK PURCHASE AND DISTRIBUTION REINVESTMENT PLAN

     In January 1999 the Company adopted the DSPDRP pursuant to which the Company's shareholders have the ability to reinvest all or part of distributions from Mid-America common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. Also, the plan provides the opportunity for shareholders to buy additional shares through an optional cash investment. This plan replaced the Company's previous Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"). The Company has registered with the Securities and
Exchange Commission the offer and sale of up to 1,600,000 shares of common stock pursuant to the DSPDRP and DRSPP. Additional shares will be purchased at the market price on the "Investment Date" each month, which shall in no case be later than ten business days following the distribution payment date. Common stock shares totaling 111,637, 62,175 and 24,785 were acquired by shareholders during 1999, 1998 and 1997, respectively.

  STOCK REPURCHASE PLAN

     In 1999, the Company's Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company's common shares. In 1999, the Company repurchased approximately 1.5 million shares of common stock, of which 1.1 million were retired, for a cost of approximately $33 million at an average price per common share of $22.40.

  EARNINGS PER SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method. The Series E Preferred Shares, which are convertible five years from the date of issuance, are not included in the calculation because the assumed conversion would be anti-dilutive.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1999, 1998 and 1997 is presented on the Consolidated Statement of Operations.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  EMPLOYEE BENEFIT PLANS

  401 (K) SAVINGS PLAN

     The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. The Company's contribution to this plan was $204,200, $318,200 and $154,300 in 1999, 1998 and 1997, respectively.

  NON-QUALIFIED DEFERRED COMPENSATION PLAN

     The Company has adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company's 401 (k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees' investment earnings under the non-qualified plan should be the same as the earning assets in the Company's 401 (k) Savings Plan. The Company's match to this plan in 1999, 1998 and 1997 was $17,300, $19,100 and $18,600, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

     The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the "ESPP") provides a means for employees to purchase common stock of the Company. The board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 1999, 1998 and 1997, the ESPP purchased 6,721, 5,242 and 2,758 shares, respectively.

  EMPLOYEE STOCK OWNERSHIP PLAN

     The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the "ESOP") which is a non-contributory stock bonus plan that satisfies the requirements of Section 401 (a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the IPO. During 1999, 1998 and 1997, the Company contributed $640,100, $448,300 and $344,000, respectively, to the ESOP which purchased an additional 28,233, 17,156 and 11,921 shares, respectively.

  STOCK OPTION PLAN

     The Company has adopted the 1994 Restricted Stock and Stock Option Plan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees. The Plan provides for the grant of options to purchase a specified number of shares of common stock
("Options") or grants of restricted shares of common stock ("Restricted
Stock"). The Plan also allows the Company to grant options to purchase
Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the "LESOP Provision"). The Plan authorizes the issuance of 1,000,000 common shares or options to acquire shares.

     The Compensation Committee of the Board of Directors is responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and terms and conditions of Restricted Stock. In 1997 options to purchase 75,000 shares of common stock and 110,000 Operating Partnership Units were exercised pursuant to the LESOP Provision and the Company advanced a portion of the purchase price of these shares and units. The employee advances mature five years from date of issuance and accrue interest, payable in arrears, at a rate of 7.0% per annum and are presented as a reduction of

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


shareholders' equity in the accompanying consolidated balance sheets. The Company entered into supplemental bonus agreements with the employees which are intended to fund the payment of the advances over a five year period. Under the terms of the supplemental bonus agreements, the Company will pay cash bonuses to these employees equal to 20% of the original note balance on each anniversary date of the advances. The bonuses are limited to 15% of the aggregate purchase price of the common shares and units.

     During 1998, the Company issued 150,000 shares of common stock and 100,000 Operating Partnership Units to certain executive officers of the Company. The Company received approximately $5,899,250 cash and advanced the employees approximately $1,040,750 secured by the common stock and Operating Partnership Units of the Company. The advances bear interest at rates ranging from 5.59% to 5.68% per annum, and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     In addition, the Company has agreed to pay a bonus to the executive officers mentioned above for as long as they remain employed by the Company in an amount equal to the debt service on the advances from the Company. The advances will become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company.

     Additionally throughout 1998, the Company issued 69,000 shares of common stock to certain other officers of the Company at the market price on the date of issuance. The Company received approximately $900,000 cash and advanced the employees approximately $900,000. The advances bear interest at 7.5% and 8.25% per annum, are secured by the common stock of the Company and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     During 1999, the Company issued 9,000 shares of common stock to certain other officers of the Company at the market price on the date of issuance. The Company received approximately $100,000 cash and advanced the employees approximately $100,000. The advances bear interest at 7.5% and 8.25% per annum, are secured by the common stock of the Company and are presented as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     The Company has agreed to pay an annual bonus for five years to these officers amounting to 3% of the original purchase price of the shares. The advances will become due and payable if the employees terminate their employment with the Company.

     In connection with the sale of the development, construction and fee management businesses (note 3) certain executive officers of the Company resigned. Amounts due from these officers which related to the issuances of shares, totaling approximately $447,000, were forgiven as a part of the sale. The effect of this debt forgiveness is included in the loss on disposition of those businesses in the accompanying financial statements.

     At December 31, 1999, 1998 and 1997, the total outstanding principal balance on the employee advances was approximately $1,296,000, $2,219,000 and $906,000 respectively, and is presented as a reduction in the Company's statements of shareholders' equity.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of changes in Options to acquire shares of Common Stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 1999 is as follows:


                                                        WEIGHTED AVERAGE
                                        OPTIONS          EXERCISE PRICE
                                       ----------       ----------------
Outstanding at December 31, 1996.....     338,650            $22.53
     Granted.........................     416,500             29.46
     Exercised.......................    (218,625)            28.17
     Forfeited.......................     (13,025)            27.91
                                       ----------
Outstanding at December 31, 1997.....     523,500             25.40
     Granted.........................     663,250             28.78
     Exercised.......................    (338,581)            28.28
     Forfeited.......................     (52,850)            27.81
                                       ----------
Outstanding at December 31, 1998.....     795,319             26.87
     Granted.........................     371,750             22.25
     Exercised.......................      (1,300)            19.75
     Forfeited.......................    (219,550)            25.47
                                       ----------
Outstanding at December 31, 1999.....     946,219
                                       ==========
Options exercisable:
     December 31, 1997...............     140,500            $21.71
     December 31, 1998...............     208,769             23.19
     December 31, 1999...............     285,694             23.34


     Exercise prices for options outstanding as of December 31, 1999 ranged from $19.75 to $29.50. The weighted average remaining contractual life of those options is 7.3 years.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25. If the fair value method of accounting allowed under SFAS No. 123 had been used by the Company, the pro forma net income available to common shareholders would have been $17,254,000, $14,681,000, $5,452,000 for 1999, 1998 and 1997, respectively. The pro forma diluted net income available per common share would have been $0.92, $0.78 and $0.39 for 1999, 1998 and 1997, respectively. The calculation was prepared using the Black-Scholes option pricing model using the following factors: 1) risk free interest rate of 6.38%, 2) expected life of 7.3 years, 3) expected volatility of 19.14%, and 4) expected dividends of 10.16%. The weighted average fair value of all options granted during the year is $8,271,000 at a weighted average option price of $22.25 per share.

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk or as protection to hedge the interest rate risk of the Company's variable rate debt by locking the effective rate on portions of the outstanding lines of credit.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In 1998 the Company entered an Interest Rate Swap Agreement which expires on August 15, 2003 that effectively locks the interest rate the Company pays on a portion of its AmSouth Credit Line. As of December 31, 1999, $25 million notional amount was outstanding on this agreement with a fixed interest rate paid by the Company of 7.57%. The fair value of this agreement at December 31, 1999 was $894,000.

12.  RELATED PARTY TRANSACTION

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

     Pursuant to a management contract with the Joint Venture, the Company manages the operations of the 10 Joint Venture apartment communities for a fee of 4% of the revenues of the Joint Venture. In 1999 the Company received approximately $453,000 as management fees from the Joint Venture.

13.  SEGMENT INFORMATION

     At December 31, 1999, the Company owned or had an ownership interest in 130 multifamily apartment communities, including the 10 apartment communities owned by the Joint Venture, in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 1999, 1998 and 1997 (in 000's). For purposes of this disclosure multifamily revenues, net operating income and real estate assets include amounts related to the 10 properties owned by the unconsolidated Joint Venture.

                                          1999         1998        1997
                                       -----------  -----------  ---------
Multifamily rental revenues..........  $   233,442  $   210,591  $ 135,673
Other multifamily revenues...........        2,116        2,248      1,426
                                       -----------  -----------  ---------
    Segment revenues.................      235,558      212,839    137,099
Reconciling items to consolidated
  revenues:
    Joint Venture revenues...........      (11,344)     --          --
    Management and development
      income, net....................          751        1,841        164
    Equity in loss of joint
      venture........................          (31)     --          --
    Interest income and other
      revenues.......................        1,388          863      1,853
                                       -----------  -----------  ---------
      Total revenues.................  $   226,322  $   215,543  $ 139,116
                                       ===========  ===========  =========
Multifamily net operating income.....      145,874      132,922     84,695
Reconciling items to net income
  available for common shareholders:
    Joint Venture net operating
      income.........................       (6,545)     --          --
    Management and development
      income, net....................          751        1,841        164
    Equity in loss of real estate
      joint venture..................          (31)     --          --
    Interest income and other
      revenues.......................        1,388          863      1,853
    Interest expense.................      (48,302)     (45,704)   (28,943)
    General and administrative
      expenses.......................      (14,479)     (11,960)    (6,602)
    Depreciation and amortization....      (49,903)     (46,021)   (27,737)
    Amortization of deferred
      financing costs................       (2,854)      (2,348)      (888)
    Gain on dispositions.............       10,237          408     --
    Extraordinary items, net.........          (67)        (990)    (8,622)
    Minority interest................       (2,497)      (2,254)    (2,693)
    Dividends on preferred shares....      (16,114)     (11,430)    (5,252)
                                       -----------  -----------  ---------
      Net income available for common
         shareholders................  $    17,458  $    15,327  $   5,975
                                       ===========  ===========  =========

                                          1999         1998
                                       -----------  -----------
ASSETS:
Multifamily real estate assets.......  $ 1,480,232  $ 1,412,078
Accumulated
  depreciation -- multifamily
  assets.............................     (148,839)    (117,773)
                                       -----------  -----------
                                         1,331,393    1,294,305
Reconciling items to total assets:
Joint Venture multifamily real estate
  assets, net........................      (98,323)     --
    Land held for future
      development....................        1,710       11,781
    Commercial properties, net.......        5,217        9,282
    Investment in and advances to
      real estate joint venture......        8,054      --
    Cash and Restricted Cash.........       26,629       16,519
    Other assets.....................       24,143       34,540
                                       -----------  -----------
         Total assets................  $ 1,298,823  $ 1,366,427
                                       ===========  ===========


                                          1999         1998        1997
                                       -----------  -----------  ---------
Multifamily expenditures for property
  improvements, acquisitions and
  construction.......................  $   107,508  $   204,031  $ 112,585
Less reconciling items:
    Joint Venture property
      improvements...................       (1,568)     --          --
                                       -----------  -----------  ---------
         Total expenditures for
           property improvements,
           acquisitions and
           construction..............  $   105,940  $   240,031  $ 112,585
                                       ===========  ===========  =========

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.  SUBSEQUENT EVENTS (UNAUDITED)

  DECLARATION OF DIVIDEND

     The Company declared a 1999 fourth quarter common stock dividend of $0.58 per share to be paid January 31, 2000 to holders of record on January 24, 2000.

  PROPERTY DISPOSITIONS

     On February 11, 2000, the Company sold the 120-unit Pine Trails apartment community in Clinton, Mississippi for approximately $2,815,000 for cash. On February 25, 2000, the Company sold the 248-unit MacArthur Ridge apartment community for approximately $12,075,000 for cash. The proceeds from both dispositions were to be used to reduce debt, fund the development pipeline, and as a source of capital for future share repurchases.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

MID-AMERICA APARTMENT COMMUNITIES, INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                              YEAR ENDED DECEMBER 31, 1999
                                       -------------------------------------------
                                         FIRST      SECOND      THIRD      FOURTH
                                       ---------    -------   ---------    -------
Total revenues .....................   $ 57,089    $ 56,362    $ 56,983   $ 55,888
Income before minority interest in
  operating partnership income and
  extraordinary item ...............   $  7,512    $  2,275    $ 11,445   $ 14,904
Minority interest in operating
  partnership income (loss) ........   $  1,196    $   (414)   $    917   $    798
Extraordinary item, net of minority
  interest .........................   $    (67)       --          --         --
Net income (loss) available for
  common shareholders ..............   $  6,920    $ (1,340)   $  6,500   $  5,378
Per share:
Basic and diluted per share:
Net income available per common
  shares
     Before extraordinary item .....   $   0.37    $  (0.07)   $   0.34   $   0.29
     Extraordinary item ............       --          --          --         --
                                       --------    --------    --------   --------
     Net income available per common
       share .......................   $   0.37    $  (0.07)   $   0.34   $   0.29
                                       ========    ========    ========   ========
Dividend declared ..................   $  0.575    $  0.575    $  0.575   $   0.58

                                              YEAR ENDED DECEMBER 31, 1998
                                       -------------------------------------------
                                         FIRST      SECOND      THIRD      FOURTH
                                       ---------    -------   ---------    -------
Total revenues.......................  $  50,982    $52,166   $  56,086    $56,309
Income before minority interest in
  operating partnership income and
  extraordinary item.................  $   7,467    $ 7,459   $   7,764    $ 7,311
Minority interest in operating
  partnership income.................  $     421    $   746   $     610    $   477
Extraordinary item, net of minority
  interest...........................  $    (371)   $  (619)  $  --        $ --
Net income (loss) available for
  common shareholder.................  $   4,412    $ 3,818   $   3,719    $ 3,378

Per share:
Basic and diluted per share:
Net income available per common
  shares
     Before extraordinary item.......  $    0.26    $  0.24   $    0.20    $  0.18
     Extraordinary item..............  $   (0.02)   $ (0.04)  $  --        $ --
                                       ---------    -------   ---------    -------
     Net income available per common
       share.........................  $    0.24    $  0.20   $    0.20    $  0.18
                                       =========    =======   =========    =======
Dividend declared....................  $    0.55    $  0.55   $    0.55    $ 0.575

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                    GROSS
                                                                                                                    AMOUNT
                                                                                                                   CARRIED
                                                                                                                      AT
                                                                                                COST CAPITALIZED   DECEMBER
                                                                                                 SUBSEQUENT TO       31,
                                                                             INITIAL COST         ACQUISITION      1999(6)
                                                                         --------------------   ----------------   --------
                                                                                    BUILDING            BUILDING
                                                                                       AND                AND
PROPERTY NAME                          LOCATION           ENCUMBRANCES     LAND     FIXTURES    LAND    FIXTURES     LAND
-------------------------------------  -------------------------------   --------   ---------   -----   --------   --------
The Advantages.......................  Jackson, MS            --    (1)  $    422   $   3,727   $--     $    949   $    422
McKellar Woods.......................  Memphis, TN            --    (8)       737      13,200    --        2,054        737
Pine Trails..........................  Clinton, MS          $  1,270          178       2,728    --          775        178
Reflection Pointe....................  Jackson, MS          $  5,882          710       8,770     140      2,517        850
Riverhills...........................  Grenada, MS          $    785          153       2,092    --          385        153
Woodridge............................  Jackson, MS          $  4,677          471       5,522    --          515        471
Greenbrook...........................  Memphis, TN            --    (8)     2,100      24,468      25      9,295      2,125
Steeplechase.........................  Hixson, TN             --    (9)       217       1,957    --        1,305        217
Clearbrook Village...................  Memphis, TN          $  1,014          260       3,658    --          992        260
Crossings............................  Memphis, TN            --    (1)       554       2,216    --          627        554
Eastview.............................  Memphis, TN          $ 11,696          700       9,646    --        1,633        700
Gleneagles...........................  Memphis, TN            --    (1)       443       3,983    --        1,851        443
The Park Estate......................  Memphis, TN            --    (8)       178       1,141    --          920        178
Winchester Square....................  Memphis, TN            --    (1)       350       7,279    --        1,187        350
Post House North.....................  Jackson, TN          $  3,461          381       4,299    --          862        381
Post House Jackson...................  Jackson, TN          $  5,052          443       5,078    --          754        443
The Oaks.............................  Jackson, TN            --    (1)       177       1,594    --          742        177
The Corners..........................  Winston-Salem, NC    $  4,081          685       6,165    --          673        685
Park Haywood.........................  Greenville, SC         --    (9)       325       2,925      35      2,595        360
Hickory Farm.........................  Memphis, TN            --    (1)       580       5,220    --          598        580
Stonemill Village....................  Louisville, KY         --    (1)     1,169      10,518    --        1,562      1,169
Canyon Creek.........................  St. Louis, MO          --    (1)       880       7,923     220      2,091      1,100
Whispering Oaks......................  Little Rock, AR        --              506       4,551    --        1,644        506
Pear Orchard.........................  Jackson, MS            --    (9)     1,352      12,168    --        1,444      1,352
Celery Stalk.........................  Dallas, TX           $  8,460        1,463      13,165    --        2,282      1,463
Hollybrook...........................  Dalton, GA             --              405       3,646    --        1,123        405
Green Tree Place.....................  Woodlands, TX        $  3,180          539       4,850    --          836        539
MacArthur Ridge......................  Irving, TX             --    (2)     1,131      10,183    --          763      1,131
Lincoln on the Green.................  Memphis, TN            --    (10)    1,498      13,484    --          993      1,498
Brentwood Downs......................  Nashville, TN          --    (3)     1,193      10,739    --          778      1,193
Shenandoah Ridge.....................  Augusta, GA            --    (9)       650       5,850    --        1,955        650
Westborough Crossing.................  Katy, TX             $  3,958          677       6,091    --          935        677
Woodbridge at the Lake...............  Jacksonville, FL       --    (3)       645       5,804    --        1,025        645
Lakepointe...........................  Lexington, KY          --    (9)       411       3,699    --          665        411
The Mansion..........................  Lexington, KY          --    (3)       694       6,242    --          999        694
The Village..........................  Lexington, KY          --    (9)       900       8,097    --        1,067        900
Cypresswood Court....................  Spring, TX           $  3,330          577       5,190    --          926        577
The Lodge at Timberglen..............  Dallas, TX           $  4,740          825       7,422    --        1,856        825
Calais Forest........................  Little Rock, AR      $ --            1,026       9,244    --        1,378      1,026
The Fairways.........................  Columbia, SC         $  7,566          910       8,207    --          523        910
Kirby Station........................  Memphis, TN            --    (9)     1,148      10,337    --        2,317      1,148
Belmere..............................  Tampa, FL              --    (9)       851       7,667    --        1,730        851
Williamsburg Village.................  Jackson, TN            --    (9)       523       4,711    --          543        523
Fairways @ Royal Oak.................  Cincinnati, OH         --    (9)       814       7,335    --          964        814
Tanglewood...........................  Anderson, SC         $  2,410          427       3,853    --          829        427
Woods at Post House..................  Jackson, TN          $  5,255          240       6,839    --          670        240
Somerset.............................  Jackson, MS            --    (9)       477       4,294    --          694        477
Highland Ridge.......................  Greenville, SC         --    (4)       482       4,337    --          473        482
Spring Creek.........................  Greenville, SC         --    (4)       597       5,374    --          667        597
St. Augustine........................  Jacksonville, FL       --    (5)     2,858       6,475    --        2,026      2,858
Cooper's Hawk........................  Jacksonville, FL       --    (5)       854       7,500    --          879        854
Marsh Oaks...........................  Atlantic Beach, FL     --    (9)       244       2,829    --          600        244
Park at Hermitage....................  Nashville, TN        $  7,770        1,524      14,800    --        1,638      1,524


                                                                                                        LIFE USED
                                                                                                        TO COMPUTE
                                                                                                       DEPRECIATION
                                       BUILDING                                                         IN LATEST
                                          AND                  ACCUMULATED                DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION     NET     CONSTRUCTION   STATEMENT(7)
-------------------------------------  ---------   ---------   -----------   ---------  ------------   ------------
The Advantages.......................  $   4,676   $   5,098    $  (1,443)   $   3,655         1984       5 - 40
McKellar Woods.......................     15,254      15,991       (3,483)      12,508         1976       5 - 40
Pine Trails..........................      3,503       3,681       (1,348)       2,333         1978       5 - 40
Reflection Pointe....................     11,287      12,137       (2,061)      10,076         1986       5 - 40
Riverhills...........................      2,477       2,630         (692)       1,938         1972       5 - 40
Woodridge............................      6,037       6,508       (1,135)       5,373         1987       5 - 40
Greenbrook...........................     33,759      35,888       (6,565)      29,323         1986       5 - 40
Steeplechase.........................      3,262       3,479         (816)       2,663         1986       5 - 40
Clearbrook Village...................      4,650       4,910         (965)       3,945         1974       5 - 40
Crossings............................      2,843       3,397         (864)       2,533         1974       5 - 40
Eastview.............................     11,279      11,979       (2,780)       9,199         1974       5 - 40
Gleneagles...........................      5,834       6,277       (2,075)       4,202         1975       5 - 40
The Park Estate......................      2,061       2,239         (988)       1,251         1974       5 - 40
Winchester Square....................      8,466       8,816       (1,873)       6,943         1973       5 - 40
Post House North.....................      5,161       5,542         (980)       4,562         1987       5 - 40
Post House Jackson...................      5,832       6,275       (1,102)       5,173         1987       5 - 40
The Oaks.............................      2,336       2,513         (526)       1,987         1978       5 - 40
The Corners..........................      6,838       7,523       (1,433)       6,090         1982       5 - 40
Park Haywood.........................      5,520       5,880       (1,004)       4,876         1983       5 - 40
Hickory Farm.........................      5,818       6,398       (1,224)       5,174         1985       5 - 40
Stonemill Village....................     12,080      13,249       (2,525)      10,724         1985       5 - 40
Canyon Creek.........................     10,014      11,114       (1,991)       9,123         1987       5 - 40
Whispering Oaks......................      6,195       6,701       (1,369)       5,332         1978       5 - 40
Pear Orchard.........................     13,612      14,964       (2,792)      12,172         1985       5 - 40
Celery Stalk.........................     15,447      16,910       (3,044)      13,866         1978       5 - 40
Hollybrook...........................      4,769       5,174         (948)       4,226         1972       5 - 40
Green Tree Place.....................      5,686       6,225       (1,119)       5,106         1984       5 - 40
MacArthur Ridge......................     10,946      12,077       (2,131)       9,946         1991       5 - 40
Lincoln on the Green.................     14,477      15,975       (2,782)      13,193         1988       5 - 40
Brentwood Downs......................     11,517      12,710       (2,311)      10,399         1986       5 - 40
Shenandoah Ridge.....................      7,805       8,455       (1,628)       6,827         1982       5 - 40
Westborough Crossing.................      7,026       7,703       (1,370)       6,333         1984       5 - 40
Woodbridge at the Lake...............      6,829       7,474       (1,355)       6,119         1985       5 - 40
Lakepointe...........................      4,364       4,775         (879)       3,896         1986       5 - 40
The Mansion..........................      7,241       7,935       (1,381)       6,554         1987       5 - 40
The Village..........................      9,164      10,064       (1,825)       8,239         1989       5 - 40
Cypresswood Court....................      6,116       6,693       (1,167)       5,526         1984       5 - 40
The Lodge at Timberglen..............      9,278      10,103       (1,868)       8,235         1984       5 - 40
Calais Forest........................     10,622      11,648       (2,058)       9,590         1987       5 - 40
The Fairways.........................      8,730       9,640       (1,629)       8,011         1992       5 - 40
Kirby Station........................     12,654      13,802       (2,443)      11,359         1978       5 - 40
Belmere..............................      9,397      10,248       (1,698)       8,550         1984       5 - 40
Williamsburg Village.................      5,254       5,777       (1,016)       4,761         1987       5 - 40
Fairways @ Royal Oak.................      8,299       9,113       (1,559)       7,554         1988       5 - 40
Tanglewood...........................      4,682       5,109         (860)       4,249         1980       5 - 40
Woods at Post House..................      7,509       7,749       (1,817)       5,932         1995       5 - 40
Somerset.............................      4,988       5,465         (969)       4,496         1981       5 - 40
Highland Ridge.......................      4,810       5,292         (722)       4,570         1984       5 - 40
Spring Creek.........................      6,041       6,638         (910)       5,728         1984       5 - 40
St. Augustine........................      8,501      11,359       (1,754)       9,605         1987       5 - 40
Cooper's Hawk........................      8,379       9,233       (1,448)       7,785         1987       5 - 40
Marsh Oaks...........................      3,429       3,673         (630)       3,043         1986       5 - 40
Park at Hermitage....................     16,438      17,962       (2,765)      15,197         1987       5 - 40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                    GROSS
                                                                                                                    AMOUNT
                                                                                                                   CARRIED
                                                                                                                      AT
                                                                                                COST CAPITALIZED   DECEMBER
                                                                                                 SUBSEQUENT TO       31,
                                                                             INITIAL COST         ACQUISITION      1999(6)
                                                                         --------------------   ----------------   --------
                                                                                    BUILDING            BUILDING
                                                                                       AND                AND
PROPERTY NAME                          LOCATION           ENCUMBRANCES     LAND     FIXTURES    LAND    FIXTURES     LAND
-------------------------------------  -------------------------------   --------   ---------   -----   --------   --------
Anatole..............................  Daytona Beach, FL    $  7,000        1,227       5,879    --          676      1,227
The Savannahs........................  Melbourne, FL          --    (5)       582       7,868    --        1,551        582
Stassney Woods.......................  Austin, TX           $  4,595        1,621       7,501    --        1,537      1,621
Travis Station.......................  Austin, TX           $  4,065        2,282       6,169    --        1,058      2,282
Runaway Bay..........................  Mt. Pleasant, SC       --    (4)     1,085       7,269    --          849      1,085
The Township.........................  Hampton, VA          $ 10,800        1,509       8,189    --          709      1,509
Lakeside.............................  Jacksonville, FL       --    (9)     1,431      12,883     288      2,456      1,719
Crosswinds...........................  Jackson, MS            --    (9)     1,535      13,826    --        1,145      1,535
Sutton Place.........................  Horn Lake, MS          --    (9)       894       8,053    --          977        894
Savannah Creek.......................  Southaven, MS          --    (9)       778       7,013    --          609        778
Napa Valley..........................  Little Rock, AR        --    (9)       960       8,642    --          700        960
                                       Altamonte Springs,
Tiffany Oaks.........................  FL                     --    (9)     1,024       9,219    --        1,199      1,024
Lincoln on the Green II..............  Memphis, TN            --                0       6,999    --        6,987          0
Howell Commons.......................  Greenville, SC         --    (9)     1,304      11,740    --          672      1,304
Balcones Woods.......................  Austin, TX           $  8,608        1,598      14,398    --        1,635      1,598
Westside Creek I.....................  Little Rock, AR        --    (9)       616       5,559    --          495        616
Fairways at Hartland.................  Bowling Green, KY    $  4,552        1,038       9,342    --          766      1,038
Woodhollow...........................  Jacksonville, FL     $  9,784        1,686      15,179    --        1,732      1,686
Hunters Ridge at Deerwood............  Jacksonville, FL       --    (11)    1,533      13,835    --          494      1,533
Austin Chase.........................  Macon, GA              --    (11)    1,409      12,687    --         (433)     1,409
Westside Creek II....................  Little Rock, AR      $  4,875          654       5,904    --          237        654
Woodwinds............................  Aiken, SC            $  3,466          503       4,540    --          389        503
Hermitage at Beechtree...............  Cary, NC               --    (9)       900       8,099    --          851        900
Bradford Pointe (Sterling Ridge).....  Augusta, GA          $  4,760          772       6,949    --          420        772
Fountain Lake........................  Brunswick, GA        $  2,929          502       4,551    --          782        502
Hidden Lake I........................  Union City, GA       $  4,455          675       6,128    --          348        675
Hidden Lake II.......................  Union City, GA         --    (9)       621       5,587    --          224        621
High Ridge...........................  Athens, GA             --    (9)       884       7,958    --          289        884
Paddock Club Columbia................  Columbia, SC           --    (3)     1,840      16,560    --          469      1,840
Paddock Club Huntsville..............  Huntsville, AL         --              830       7,470    --          403        830
Paddock Club Jacksonville I..........  Jacksonville, FL       --    (10)      963       8,739    --          273        963
Paddock Club Lakeland................  Lakeland, FL           --    (10)    2,254      20,452    --          974      2,254
Paddock Club Tallahassee I...........  Tallahassee, FL        --    (3)       950       8,550    --          270        950
Paddock Park I.......................  Ocala, FL            $  6,805          901       8,177    --          544        901
Paddock Park II......................  Ocala, FL              --    (3)     1,383      12,547    --          509      1,383
Park Place...........................  Spartanburg, SC        --    (9)       723       6,504    --          812        723
Park Walk............................  College Park, GA     $  3,343          536       4,859    --          281        536
River Trace I........................  Memphis, TN          $  5,648          881       7,996    --          703        881
River Trace II.......................  Memphis, TN          $  5,583          741       6,727    --          303        741
Riverwind............................  Columbus, GA           --              108         979    --          223        108
Southland Station I..................  Warner Robins, GA      --    (9)       777       6,992    --          571        777
Southland Station II.................  Warner Robins, GA      --              693       6,292    --          229        693
Three Oaks I.........................  Valdosta, GA         $  2,801          462       4,188    --          494        462
Three Oaks II........................  Valdosta, GA         $  2,885          460       4,170    --          227        460
The Vistas...........................  Macon, GA            $  4,015          595       5,403    --          399        595
Westbury Creek.......................  Augusta, GA          $  3,121          400       3,626    --          373        400
Westbury Springs.....................  Lilburn, GA          $  4,186          665       6,038    --          441        665
Whispering Pines I...................  LaGrange, GA         $  2,701          454       4,116    --          343        454
Whispering Pines II..................  LaGrange, GA         $  2,482          370       3,354    --          248        370
Whisperwood..........................  Columbus, GA           --    (2)     2,330      20,970    --        1,686      2,330
Whisperwood Spa I....................  Columbus, GA           --    (2)     1,510      13,590    --          474      1,510
Wildwood I...........................  Thomasville, GA      $  2,034          438       3,971    --          240        438
Wildwood II..........................  Thomasville, GA      $  1,985          372       3,372    --          155        372
Willow Creek.........................  Columbus, GA           --    (9)       614       5,523    --          678        614


                                                                                                        LIFE USED
                                                                                                        TO COMPUTE
                                                                                                       DEPRECIATION
                                       BUILDING                                                         IN LATEST
                                          AND                  ACCUMULATED                DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION     NET     CONSTRUCTION   STATEMENT(7)
-------------------------------------  ---------   ---------   -----------   ---------  ------------   ------------
Anatole..............................      6,555       7,782       (1,145)       6,637         1986       5 - 40
The Savannahs........................      9,419      10,001       (1,549)       8,452         1990       5 - 40
Stassney Woods.......................      9,038      10,659       (1,514)       9,145         1985       5 - 40
Travis Station.......................      7,227       9,509       (1,226)       8,283         1987       5 - 40
Runaway Bay..........................      8,118       9,203       (1,345)       7,858         1988       5 - 40
The Township.........................      8,898      10,407       (1,366)       9,041         1987       5 - 40
Lakeside.............................     15,339      17,058       (2,418)      14,640         1985       5 - 40
Crosswinds...........................     14,971      16,506       (1,917)      14,589    1988/1990       5 - 40
Sutton Place.........................      9,030       9,924       (1,152)       8,772         1991       5 - 40
Savannah Creek.......................      7,622       8,400         (973)       7,427         1989       5 - 40
Napa Valley..........................      9,342      10,302       (1,083)       9,219         1984       5 - 40

Tiffany Oaks.........................     10,418      11,442       (1,140)      10,302         1985       5 - 40
Lincoln on the Green II..............     13,986      13,986       (1,269)      12,717         1997       5 - 40
Howell Commons.......................     12,412      13,716       (1,302)      12,414    1986/1988       5 - 40
Balcones Woods.......................     16,033      17,631       (1,653)      15,978         1983       5 - 40
Westside Creek I.....................      6,054       6,670         (612)       6,058         1984       5 - 40
Fairways at Hartland.................     10,108      11,146       (1,024)      10,122         1996       5 - 40
Woodhollow...........................     16,911      18,597       (1,752)      16,845         1986       5 - 40
Hunters Ridge at Deerwood............     14,329      15,862         (636)      15,226         1987       5 - 40
Austin Chase.........................     12,254      13,663         (501)      13,162         1996       5 - 40
Westside Creek II....................      6,141       6,795         (502)       6,293         1986       5 - 40
Woodwinds............................      4,929       5,432         (398)       5,034         1988       5 - 40
Hermitage at Beechtree...............      8,950       9,850         (675)       9,175         1988       5 - 40
Bradford Pointe (Sterling Ridge).....      7,369       8,141         (557)       7,584         1986       5 - 40
Fountain Lake........................      5,333       5,835         (426)       5,409         1983       5 - 40
Hidden Lake I........................      6,476       7,151         (486)       6,665         1985       5 - 40
Hidden Lake II.......................      5,811       6,432         (432)       6,000         1987       5 - 40
High Ridge...........................      8,247       9,131         (611)       8,520         1987       5 - 40
Paddock Club Columbia................     17,029      18,869       (1,241)      17,628    1989/1995       5 - 40
Paddock Club Huntsville..............      7,873       8,703         (577)       8,126         1989       5 - 40
Paddock Club Jacksonville I..........      9,012       9,975         (672)       9,303         1989       5 - 40
Paddock Club Lakeland................     21,426      23,680       (1,606)      22,074    1988/1990       5 - 40
Paddock Club Tallahassee I...........      8,820       9,770         (659)       9,111         1990       5 - 40
Paddock Park I.......................      8,721       9,622         (674)       8,948         1986       5 - 40
Paddock Park II......................     13,056      14,439         (991)      13,448         1988       5 - 40
Park Place...........................      7,316       8,039         (550)       7,489         1987       5 - 40
Park Walk............................      5,140       5,676         (386)       5,290         1985       5 - 40
River Trace I........................      8,699       9,580         (654)       8,926         1981       5 - 40
River Trace II.......................      7,030       7,771         (536)       7,235         1985       5 - 40
Riverwind............................      1,202       1,310          (89)       1,221         1983       5 - 40
Southland Station I..................      7,563       8,340         (565)       7,775         1987       5 - 40
Southland Station II.................      6,521       7,214         (481)       6,733         1990       5 - 40
Three Oaks I.........................      4,682       5,144         (354)       4,790         1983       5 - 40
Three Oaks II........................      4,397       4,857         (334)       4,523         1984       5 - 40
The Vistas...........................      5,802       6,397         (427)       5,970         1985       5 - 40
Westbury Creek.......................      3,999       4,399         (310)       4,089         1984       5 - 40
Westbury Springs.....................      6,479       7,144         (474)       6,670         1983       5 - 40
Whispering Pines I...................      4,459       4,913         (342)       4,571         1982       5 - 40
Whispering Pines II..................      3,602       3,972         (268)       3,704         1984       5 - 40
Whisperwood..........................     22,656      24,986       (1,645)      23,341    1981/1986       5 - 40
Whisperwood Spa I....................     14,064      15,574       (1,054)      14,520         1988       5 - 40
Wildwood I...........................      4,211       4,649         (311)       4,338         1980       5 - 40
Wildwood II..........................      3,527       3,899         (266)       3,633         1984       5 - 40
Willow Creek.........................      6,201       6,815         (473)       6,342    1971/1977       5 - 40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                    GROSS
                                                                                                                    AMOUNT
                                                                                                                   CARRIED
                                                                                                                      AT
                                                                                                                   DECEMBER
                                                                                                COST CAPITALIZED     31,
                                                                                                 SUBSEQUENT TO
                                                                             INITIAL COST         ACQUISITION      1999(6)
                                                                         --------------------   ----------------   --------
                                                                                    BUILDING            BUILDING
                                                                                       AND                AND
PROPERTY NAME                          LOCATION           ENCUMBRANCES     LAND     FIXTURES    LAND    FIXTURES     LAND
-------------------------------------  -------------------------------   --------   ---------   -----   --------   --------
Windridge............................  Chattanooga, TN      $  5,391          817       7,416    --          344        817
2000 Wynnton.........................  Columbus, GA           --              192       1,741    --          197        192
Paddock Club Tallahassee II..........  Tallahassee, FL      $  4,691          530       4,805    --          128        530
Paddock Club Jacksonville II.........  Jacksonville, FL       --    (10)      689       6,255    --           56        689
Paddock Club Florence................  Florence, KY         $  9,620        1,209      10,969    --          362      1,209
Paddock Club Greenville..............  Greenville, SC         --            1,200      10,800    --          315      1,200
Paddock Club Brandon I...............  Brandon, FL            --    (3)     2,100      18,900    --          134      2,100
Terraces at Towne Lake I.............  Woodstock, GA        $ 15,132        1,689      15,321    --           51      1,689
Paddock Club Jacksonville III........  Jacksonville, FL       --    (10)      642       5,756    --          122        642
Paddock Club Huntsville II...........  Huntsville, AL         --              909      10,152    --           56        909
Paddock Club Mandarin................  Jacksonville, FL       --    (3)     1,410      14,967    --          147      1,410
Enclave at Whisperwood...............  Columbus, GA           --    (2)       450       8,162    --           53        450
Terraces at Fieldstone...............  Conyers, GA            --    (3)     1,284      15,819    --        --         1,284
Abbington Place at SouthPoint........  Huntsville, AL         --    (3)       524       4,724    --          741        524
Eagle Ridge..........................  Birmingham, AL       $  6,349          851       7,667    --          636        851
Georgetown Grove.....................  Savannah, GA         $ 10,460        1,288      11,579    --          210      1,288
Courtyards at Campbell...............  Dallas, TX             --    (2)       988       8,893    --          680        988
Deer Run.............................  Dallas, TX             --    (2)     1,252      11,271    --        1,163      1,252
Highwood.............................  Plano, TX              --              864       7,783    --          755        864
Links at Carrollwood.................  Tampa, FL            $  5,704          817       7,355    --        1,093        817
                                       St. Simons Island,
Island Retreat.......................  GA                   $  3,388          510       4,594    --          435        510
                                                          ------------   --------   ---------   -----   --------   --------
Total Completed Communities..........                       $262,801     $110,642   $ 997,152   $ 708   $119,454   $111,350
                                                          ------------   --------   ---------   -----   --------   --------
Construction of units in lease-up:
-------------------------------------
Reserve at Dexter Lake...............  Memphis, TN            --    (2)     1,260      16,043              --         1,260
Paddock Club Gainesville.............  Gainesville, FL        --    (2)     1,800      15,879              --         1,800
Terraces at Towne Lake II............  Woodstock, GA          --    (3)     1,331      11,918              --         1,331
Paddock Club Panama City.............  Panama City, FL        --    (2)       898      14,276              --           898
Paddock Club Murfreesboro............  Murfreesboro, TN       --    (2)       915      14,774              --           915
Paddock Club Brandon II..............  Brandon, FL            --    (3)       796       7,211              --           796
Paddock Club Montgomery..............  Montgomery, AL         --    (3)       965      13,190              --           965
Grand Reserve Lexington..............  Lexington, KY          --    (2)       392      18,849              --           392
Kenwood Park.........................  Katy, TX               --              109      12,275              --           109
                                                          ------------   --------   ---------   -----   --------   --------
Total Construction of units in
  lease-up...........................                       $ --         $  8,466   $ 124,415   $--     $  --      $  8,466
Construction of units in process:
-------------------------------------
Reserve at Dexter Lake II............  Memphis, TN            --            --         --                  7,583      --
Grand View Nashville.................  Nashville, TN          --    (2)     --         --                 11,257      --
                                                          ------------   --------   ---------   -----   --------   --------
Total Construction of Units in
  process............................                       $ --         $  --      $  --       $--     $ 18,840   $  --
                                                          ------------   --------   ---------   -----   --------   --------
Total Apartments.....................                       $262,801     $119,108   $1,121,567  $ 708   $138,294   $119,816
                                                          ------------   --------   ---------   -----   --------   --------
Land held for future developments....  Various                --            1,710    --        --        --         1,710
Commercial properties................  Various                --              300       2,769    --        4,229        300
                                                          ------------   --------   ---------   -----   --------   --------
Total other..........................                       $ --         $  2,010   $   2,769   $--     $  4,229   $  2,010
                                                          ------------   --------   ---------   -----   --------   --------
Total Real Estate Assets.............                       $262,801     $121,118   $1,124,336  $ 708   $142,523   $121,826
                                                          ============   ========   =========   =====   ========   ========


                                                                                                        LIFE USED
                                                                                                        TO COMPUTE
                                                                                                       DEPRECIATION
                                       BUILDING                                                         IN LATEST
                                          AND                  ACCUMULATED                DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION     NET     CONSTRUCTION   STATEMENT(7)
-------------------------------------  ---------   ---------   -----------   ---------  ------------   ------------
Windridge............................      7,760       8,577         (574)       8,003         1984       5 - 40
2000 Wynnton.........................      1,938       2,130         (148)       1,982         1983       5 - 40
Paddock Club Tallahassee II..........      4,933       5,463         (366)       5,097         1995       5 - 40
Paddock Club Jacksonville II.........      6,311       7,000         (465)       6,535         1996       5 - 40
Paddock Club Florence................     11,331      12,540         (839)      11,701         1994       5 - 40
Paddock Club Greenville..............     11,115      12,315         (806)      11,509         1996       5 - 40
Paddock Club Brandon I...............     19,034      21,134       (1,392)      19,742         1997       5 - 40
Terraces at Towne Lake I.............     15,372      17,061       (1,127)      15,934         1997       5 - 40
Paddock Club Jacksonville III........      5,878       6,520         (312)       6,208         1997       5 - 40
Paddock Club Huntsville II...........     10,208      11,117         (411)      10,706         1998       5 - 40
Paddock Club Mandarin................     15,114      16,524         (612)      15,912         1998       5 - 40
Enclave at Whisperwood...............      8,215       8,665         (329)       8,336         1998       5 - 40
Terraces at Fieldstone...............     15,819      17,103         (501)      16,602         1998       5 - 40
Abbington Place at SouthPoint........      5,465       5,989         (354)       5,635         1987       5 - 40
Eagle Ridge..........................      8,303       9,154         (468)       8,686         1986       5 - 40
Georgetown Grove.....................     11,789      13,077         (650)      12,427         1997       5 - 40
Courtyards at Campbell...............      9,573      10,561         (458)      10,103         1986       5 - 40
Deer Run.............................     12,434      13,686         (582)      13,104         1985       5 - 40
Highwood.............................      8,538       9,402         (407)       8,995         1983       5 - 40
Links at Carrollwood.................      8,448       9,265         (459)       8,806         1980       5 - 40

Island Retreat.......................      5,029       5,539         (177)       5,362         1978       5 - 40
                                       ---------   ---------   -----------   ---------
Total Completed Communities..........  $1,116,606  $1,227,960   $(145,160)   $1,082,800
                                       ---------   ---------   -----------   ---------
Construction of units in lease-up:
-------------------------------------
Reserve at Dexter Lake...............     16,043      17,303         (240)      17,063         1999       5 - 40
Paddock Club Gainesville.............     15,879      17,679         (420)      17,259         1999       5 - 40
Terraces at Towne Lake II............     11,918      13,249         (289)      12,960         1999       5 - 40
Paddock Club Panama City.............     14,276      15,174         (364)      14,810         1999       5 - 40
Paddock Club Murfreesboro............     14,774      15,689         (138)      15,551         1999       5 - 40
Paddock Club Brandon II..............      7,211       8,007       --            8,007         1999       5 - 40
Paddock Club Montgomery..............     13,190      14,155       --           14,155         1999       5 - 40
Grand Reserve Lexington..............     18,849      19,241       --           19,241      --            N/A
Kenwood Park.........................     12,275      12,384       --           12,384      --            N/A
                                       ---------   ---------   -----------   ---------
Total Construction of units in
  lease-up...........................  $ 124,415   $ 132,881    $  (1,451)   $ 131,430
Construction of units in process:
-------------------------------------
Reserve at Dexter Lake II............      7,583       7,583       --            7,583      --            N/A
Grand View Nashville.................     11,257      11,257       --           11,257      --            N/A
                                       ---------   ---------   -----------   ---------
Total Construction of Units in
  process............................  $  18,840   $  18,840    $  --        $  18,840
                                       ---------   ---------   -----------   ---------
Total Apartments.....................  $1,259,861  $1,379,681   $(146,611)   $1,233,070
                                       ---------   ---------   -----------   ---------
Land held for future developments....     --           1,710       --            1,710      N/A              N/A
Commercial properties................      6,998       7,298       (2,081)       5,217      Various       5 - 40
                                       ---------   ---------   -----------   ---------
Total other..........................  $   6,998   $   9,008    $  (2,081)   $   6,927
                                       ---------   ---------   -----------   ---------
Total Real Estate Assets.............  $1,266,859  $1,388,689   $(148,692)   $1,239,997
                                       =========   =========   ===========   =========

                       MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                                                    GROSS
                                                                                                                    AMOUNT
                                                                                                                   CARRIED
                                                                                                                      AT
                                                                                                COST CAPITALIZED   DECEMBER
                                                                                                 SUBSEQUENT TO       31,
                                                                             INITIAL COST         ACQUISITION      1999(6)
                                                                         --------------------   ----------------   --------
                                                                                    BUILDING            BUILDING
                                                                                       AND                AND
PROPERTY NAME                          LOCATION           ENCUMBRANCES     LAND     FIXTURES    LAND    FIXTURES     LAND
-------------------------------------  -------------------------------   --------   ---------   -----   --------   --------



                                                                                                        LIFE USED
                                                                                                        TO COMPUTE
                                                                                                       DEPRECIATION
                                       BUILDING                                                         IN LATEST
                                          AND                  ACCUMULATED                DATE OF         INCOME
PROPERTY NAME                          FIXTURES      TOTAL     DEPRECIATION     NET     CONSTRUCTION   STATEMENT(7)
-------------------------------------  ---------   ---------   -----------   ---------  ------------   ------------


     Note:  This schedule excludes the dispositions.

       (1) These ten properties are encumbered by a $43.4 million note payable with an interest rate of 8.65% at December 31, 1999, maturing July 1, 2001.

       (2) Encumbered by the AmSouth Credit Line, with an outstanding balance of $60.2 million at December 31, 1999 and a variable interest rate of 7.15%.

       (3) Encumbered by the FNMA Credit Line, with an outstanding balance of $113.2 million at December 31, 1999 and a variable interest rate of 6.28%.

       (4) These three properties are encumbered by a $9.86 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.09%.

       (5) These three properties are encumbered by a $16.1 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.75%.

       (6) The aggregate cost for Federal income tax purposes was approximately $1,015 million at December 31, 1999. The total gross amount of real estate assets for GAAP purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under generally accepted accounting principles.

       (7) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

       (8) These 3 properties, and one commercial building, are encumbered by a $35.3 million mortgage with a maturity of April 1, 2005.

       (9) These 26 communities are encumbered by a $142 million loan with a maturity of March 3, 2003 and an average interest rate of 6.376%.

      (10) These five communities are encumbered by a $47.5 million note payable with a maturity of December 15, 2004 and an interest rate of 7.04%.

      (11) These two properties are encumbered by a $14 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

     A summary of activity for real estate investments and accumulated depreciation is as follows:


                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Real estate investments:
     Balance at beginning of year....  $  1,434,733  $  1,211,693  $    641,893
     Acquisitions....................       --             91,895       140,858
     Improvements and development....       105,940       136,933        36,298
     Assets acquired from business
       combination...................       --            --            392,644
     Disposition of real estate
       assets........................      (152,015)       (5,788)      --
     Investment in and advances to
       real estate joint
       venture.......................         8,085       --            --
                                       ------------  ------------  ------------
          Balance at end of year.....  $  1,396,743  $  1,434,733  $  1,211,693
                                       ============  ============  ============
Accumulated depreciation:
     Balance at beginning of year....  $    117,773  $     76,989  $     49,558
     Depreciation....................        48,687        41,556        27,431
     Disposition of real estate
       assets........................       (19,849)         (772)      --
                                       ------------  ------------  ------------
          Balance at end of year.....  $    146,611  $    117,773  $     76,989
                                       ============  ============  ============


The Company's consolidated balance sheet at December 31, 1999 includes accumulated depreciation of $2,081 in the caption "Commercial properties, net".

                 See accompanying independent auditors' report.