Form 10-Q
period 2000-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2000-05-15
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
           Class                                           at April 17, 2000
           -----                                           -----------------
Common Stock, $.01 par value                                  17,658,232

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                  Consolidated Balance Sheets as of  March 31, 2000 (Unaudited)
                    and December 31, 1999

                  Consolidated Statements of Operations for the three months ended March 31, 2000
                   and 1999 (Unaudited)

                  Consolidated  Statements  of Cash  Flows for the three  months ended March 31, 2000 and 1999 (Unaudited)

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                         Mid-America Apartment Communities, Inc.
                               Consolidated Balance Sheets
                    March 31, 2000 (Unaudited) and December 31, 1999

                                 (Dollars in thousands)
                                                              2000        1999
                                                              ----        ----
Assets:

Real estate assets:
    Land                                                $  120,467  $  119,823
    Buildings and improvements                           1,176,754   1,172,780
    Furniture, fixtures and equipment                       28,090      28,238
    Construction in progress                                59,826      58,840
------------------------------------------------------------------------------
                                                         1,385,137   1,379,681
    Less accumulated depreciation                         (156,211)   (146,611)
------------------------------------------------------------------------------
                                                         1,228,926   1,233,070

     Land held for future development                        1,712       1,710
     Commercial properties, net                              5,164       5,217
     Investment in and advances to real estate
        joint venture                                        8,018       8,054
------------------------------------------------------------------------------
        Real estate assets, net                          1,243,820   1,248,051

Cash and cash equivalents                                   18,270      14,092
Restricted cash                                             13,180      12,537
Deferred financing costs, net                                9,986      10,272
Other assets                                                13,287      13,871
------------------------------------------------------------------------------
      Total assets                                      $1,298,543  $1,298,823
==============================================================================

Liabilities and Shareholders' Equity:

Liabilities:
    Notes payable                                       $  754,475  $  744,238
    Accounts payable                                         1,401       2,122
    Accrued expenses and other liabilities                  21,301      23,199
    Security deposits                                        4,727       4,739
    Deferred gain on disposition of properties               4,525       4,581
------------------------------------------------------------------------------
      Total liabilities and deferred gain                  786,429     778,879

Minority interest                                           54,805      56,060

Shareholders' equity:
    Preferred stock, $.01 par value, 20,000,000
     shares authorized, $173,470,750 or $25 per
     share liquidation preference:
      2,000,000 shares at 9.5% Series A Cumulative              20          20
      1,938,830 shares at 8.875% Series B Cumulative            19          19
      2,000,000 shares at 9.375% Series C Cumulative            20          20
      1,000,000 shares at 9.5% Series E Cumulative              10          10
    Common stock, $.01 par value (authorized 50,000,000
     shares; issued 17,662,199 and 17,971,960 shares
      March 31, 2000 and December 31, 1999,
      respectively)                                            176         180
    Additional paid-in capital                             555,423     562,547
    Other                                                   (1,276)     (1,053)
    Accumulated distributions in excess of net income      (96,795)    (89,869)
    Treasury stock at cost, 12,800 and 355,900, shares
      at March 31, 2000 and December 31, 1999,
      respectively                                            (288)     (7,990)
------------------------------------------------------------------------------
      Total shareholders' equity                           457,309     463,884
------------------------------------------------------------------------------
      Total liabilities and shareholders' equity        $1,298,543  $1,298,823
==============================================================================

              See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
                   Three months ended March 31, 2000 and 1999

                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                                                  2000     1999
                                                                  ----     ----
Revenues:
      Rental                                                   $54,492  $56,182
      Other                                                        777      661
      Management and development income, net                       180      246
      Equity in earnings (loss) of real estate joint venture       (41)      21
-------------------------------------------------------------------------------
      Total revenues                                            55,408   57,110
-------------------------------------------------------------------------------

Expenses:
      Personnel                                                  5,869    6,482
      Building repairs and maintenance                           2,272    2,380
      Real estate taxes and insurance                            6,319    6,083
      Utilities                                                  1,949    2,432
      Landscaping                                                1,431    1,411
      Other operating                                            2,474    2,462
      Depreciation and amortization                             13,459   12,516
      General and administrative                                 3,780    3,139
      Interest                                                  12,220   12,001
      Amortization of deferred financing costs                     714      692
-------------------------------------------------------------------------------
      Total expenses                                            50,487   49,598

-------------------------------------------------------------------------------
Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary item                                4,921    7,512
-------------------------------------------------------------------------------

Gain on disposition of properties                                2,991    4,698

-------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary item                     7,912   12,210

Minority interest in operating partnership income                  540    1,196

-------------------------------------------------------------------------------
Income before extraordinary item                                 7,372   11,014

Extraordinary item  - loss on debt extinguishment,
   net of minority interest                                        (56)     (67)
-------------------------------------------------------------------------------

Net income                                                       7,316   10,947
Dividends on preferred shares                                    4,030    4,027
-------------------------------------------------------------------------------
Net income available for common shareholders                   $ 3,286  $ 6,920
-------------------------------------------------------------------------------

                                   (Continued)

                     Mid-America Apartment Communities, Inc.
                Consolidated Statements of Operations (Continued)
                   Three months ended March 31, 2000 and 1999


                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                                           2000            1999
                                                           ----            ----
Net income available per common share:

-------------------------------------------------------------------------------
  Basic (in thousands):
        Average common shares outstanding                17,630          18,902
-------------------------------------------------------------------------------

  Basic earnings per share:
              Net income available per common share      $ 0.19          $ 0.37
-------------------------------------------------------------------------------
                     before extraordinary item

  Diluted (in thousands):
        Average common shares outstanding                17,630          18,902
        Effect of dilutive stock options                     25              27
-------------------------------------------------------------------------------
        Average dilutive common shares outstanding       17,655          18,929
-------------------------------------------------------------------------------

  Diluted earnings per share:
              Net income available per common share      $ 0.19          $ 0.37
-------------------------------------------------------------------------------


     See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                             (Dollars in thousands)

                                                                 2000      1999
                                                                 ----      ----
Cash flows from operating activities:
 Net income                                                   $ 7,316  $ 10,947
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                              14,173    13,208
    Amortization of unearned compensation                         137        17
    Equity in (earnings) loss of real estate joint venture         41       (21)
    Minority interest in operating partnership income             540     1,196
    Extraordinary item                                             56        67
    Gain on dispositions                                       (2,991)   (4,698)
    Changes in assets and liabilities:
        Restricted cash                                          (643)   (1,007)
        Other assets                                              505    (1,410)
        Accounts payable                                         (721)   (3,653)
        Accrued expenses and other liabilities                 (1,833)    1,877
        Security deposits                                         (12)     (196)
-------------------------------------------------------------------------------
    Net cash provided by operating activities                  16,568    16,327
--------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of real estate assets                            (1,046)        -
    Improvements to properties                                 (2,628)   (7,013)
    Construction of units in progress and future development  (17,697)  (17,802)
    Proceeds from disposition of real estate assets            12,774    64,588
    Investment in and advances to real estate joint venture        (5)   (5,549)
    Escrow funding for tax free exchange                            -   (15,744)
-------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities        (8,602)   18,480
--------------------------------------------------------------------------------
Cash flows from financing activities:
    Net change in credit lines                                 13,490   (19,685)
    Proceeds from notes payable                                     -    11,760
    Principal payments on notes payable                        (1,037)   (4,044)
    Payment of deferred financing costs                          (428)     (245)
    Repurchase of common stock                                   (288)        -
    Proceeds from issuances of common shares and units            433     1,007
    Distributions to unitholders                               (1,718)   (1,723)
    Dividends paid on common shares                           (10,210)  (10,865)
    Dividends paid on preferred shares                         (4,030)   (4,027)
-------------------------------------------------------------------------------
    Net cash used in financing activities                      (3,788)  (27,822)
-------------------------------------------------------------------------------
    Net increase in cash and cash equivalents                   4,178     6,985
-------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                 14,092     7,237
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $ 18,270  $ 14,222
===============================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                             $ 13,469  $ 12,231
Supplemental disclosure of noncash investing and financing
 activities:

  Conversion of units for common shares                        $  66   $     -
  Issuance of advances in exchange for common shares and units $ 359   $     -
  Interest capitalized                                         $ 973   $ 1,417

          See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 and 1999 (Unaudited)


1.       Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2.       Real Estate Transactions

Property Dispositions

On February 11, 2000, the Company sold the 120-unit Pine Trails apartment community for approximately $2,815,000 for cash and recorded a gain on disposition of $471,000. On February 25, 2000, the Company sold the 248-unit MacArthur Ridge apartment community for approximately $12,075,000 for cash and recorded a gain on disposition of $2,071,000. The proceeds from both dispositions were used to reduce debt, fund the development pipeline, and to fund share repurchases.


3.       Stock Repurchase Plan

In connection with the Company's stock repurchase plan, the Company retired an additional 355,900 shares during the quarter ending March 31, 2000 that were repurchased in 1999. The Company also repurchased 12,800 shares of common stock during the first quarter of 2000 for a cost of approximately $288,000 at an average price per common share of $22.50. The Company intends to retire these shares in the second quarter of 2000.


4.       Share and Unit Information

At March 31, 2000, 17,636,599 common shares and 2,960,546 operating partnership units were outstanding, a total of 20,597,145 shares and units. Additionally, MAAC has outstanding options for 1,294,219 shares of common stock at March 31, 2000.

5.       Segment Information

At March 31, 2000, the Company owned and operated 129 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows for the three months ended as of March 31:


                                                                  2000     1999
                                                              --------  -------

Multifamily rental revenues                                    $58,947  $56,270
Other multifaily revenues                                          470      496
                                                              --------  -------
    Segment revenues                                            59,417   56,766
                                                              --------  -------

Reconciling items to consolidated revenues:
   Joint Venture revenues                                       (4,503)     (88)
   Management and development income, net                          180      246
   Equity in earnings (loss) of real estate Joint Venture          (41)      21
   Interest income and other revenues                              355      165
                                                              --------  -------
       Total revenues                                          $55,408  $57,110
                                                              ========  =======

Multifamily net operating income                               $37,073  $35,502
Reconciling items to net income available for common
 shareholers:
   Joint Venture net operating income                           (2,473)     (74)
   Management and development income, net                          180      246
   Equity in earnings (loss) of real estate Joint Venture          (41)      21
   Interest income and other revenues                              355      165
   Interest expense                                            (12,220)  12,001)
   General and administrative expenses                          (3,780)  (3,139)
   Depreciation and amortization                               (13,459)  12,516)
   Amortization of deferred financing costs                       (714)    (692)
   Gain on dispositions                                          2,991    4,698
   Extraordinary items, net                                        (56)     (67)
   Minority interest                                              (540)  (1,196)
   Dividends on preferred shares                                (4,030)  (4,027)

                                                              --------  -------
       Net income available for comon shareholders              $3,286   $6,920
                                                              ========  =======

                                                            2000        1999
                                                     ----------- -----------
Assets:
Multifamily real estate assets                        $1,485,955  $1,444,950
Accumulated depreciation - multifamily assets           (159,337)   (146,611)
                                                     ----------- -----------
    Segment assets                                     1,326,618   1,298,339
                                                     ----------- -----------

Reconciling items to total assets:
   Joint Venture multifamily real estate assets, net     (97,692)    (65,269)
   Land held for future development                        1,712       1,710
   Commercial properties, net                              5,164       5,217
   Investment in and advances to real estate joint
    ventures                                               8,018       8,054
   Cash and restricted cash                               31,450      26,629
   Deferred financing costs                                9,986      10,272
   Other assets                                           13,287      13,871
                                                     ----------- -----------
       Total assets                                   $1,298,543  $1,298,823
                                                     =========== ===========


6.       Subsequent Events

Property Dispositions

In April 2000 the Company sold the 176-unit Clearbrook Village Apartments for $8.1 million, the 253-unit Winchester Square Apartments for $8.8 million and the 624-unit McKellar Woods Apartments for $14.6 million all located in Memphis, Tennessee. Also the Company provided a $400,000 loan to the buyer repayable in ten years at 7.5% interest rate for the sale of the Clearbrook Village Apartments. The proceeds from the sale were used to fund two acquisitions and to pay down the Company's Credit Line.

Property Acquisitions

In April 2000 the Company acquired the 200-unit Huntington Chase Apartments located in Warner Robins, GA for $11.6 million and assumed a 6.85% note payable of $9.6 million. The Company also acquired the 240-unit Indigo Point Apartments located in Brandon, FL for $11.5 million.

PART I.  Financial Information
                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated Joint Venture, at March 31, 2000 was 33,974 in 129 communities compared to the 34,571 units in 131 communities owned at March 31, 1999. The average monthly rental per apartment unit increased to $619 at March 31, 2000 from $598 at March 31, 1999. Overall occupancy at March 31, 2000 and 1999 was 95.4% and 94.0%, respectively.


FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principals "GAAP") excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, and certain non-cash and other items, primarily depreciation and amortization, less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's definition, which eliminates amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. This definition reflects the recommendations of NAREIT's Best Financial Practices Council that FFO should include all operating results, both recurring and non-recurring, except those defined as "extraordinary" under GAAP. The Company's FFO calculation reflects this definition for all periods presented.

The  Company's  policy  is to  expense  the  cost of  interior  painting,  vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized because they are necessary for the repositioning of the property for continued use, and, thus, are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes $96,000 and $99,000 at March 31, 2000 and 1999, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three months ended March 31, 2000 and 1999 is calculated as follows (in thousands):

                                                    2000          1999
                                              ----------  ------------
Net income available for common shareholders    $  3,286      $  6,920
Depreciation and amortization                     13,363        12,417
Adjustment for joint venture depreciation            299             -
Minority interest                                    540         1,196
Gain on disposition of properties                 (2,991)       (4,698)
Extraordinary items                                   56            67
                                              ----------  ------------
Funds from operations                           $ 14,553      $ 15,902
                                              ==========  ============

Weighted average shares and units:
  Basic                                           20,591        21,914
  Diluted                                         20,616        22,941



RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

Rental  revenues for 2000  decreased by $1,690,000 due primarily to decreases of
(i) $4,325,000 from the sale of 10 properties to the BRE/MAAC Associates L.L.C. joint venture ("Joint Venture") in 1999 and (ii) $1,638,000 from the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999 and (iii) $269,000 from the sale of Pine Trails and MacArthur Ridge Apartments in 2000. These decreases were partially offset by increases in rental revenue of (i) $3,666,000 from the communities in development ("Development Communities") and (ii) $876,000 from the communities owned throughout both periods.

Property operating expenses for 2000 decreased $936,000 due primarily to decreases of (i) $1,732,000 from the sale of 10 properties to the Joint Venture in 1999 and (ii) $787,000 from the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999 and (iii) $120,000 from the sale of Pine Trails and MacArthur Ridge Apartments in 2000. These decreases were partially offset by increases in property operating expenses of
(i) $1,188,000 from the Development Communities and (ii) $515,000 from the communities owned throughout both periods.

General and administrative expense increased by $641,000 for the three months ended March 31, 2000. The largest components of the increase are (i) $200,000 related to the addition and expansion of certain administrative functions to support the Company's portfolio, (ii) $130,000 related to the Company's focus on training and (iii) $70,000 due to increased franchise taxes related to recent changes in Tennessee state laws.

Depreciation and amortization expense increased by $943,000 primarily due to (i) $1,233,000 from the Development Communities, and (ii) $1,015,000 from the communities owned throughout both periods. These increases were partially offset by depreciation and amortization expense decreases of (i) $840,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $427,000 from the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999 and (iii) $38,000 from the sale of Pine Trails and MacArthur Ridge Apartments in 2000.

Interest expense increased $219,000 during the three months ended March 31, 2000 due primarily to additional funding of the new development properties and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $16,327,000 for the three months ended March 31, 1999 to $16,568,000 for the three months ended March 31, 2000. Net cash provided by operating activities were relatively unchanged between the periods as the decrease in net income was offset by an increase in working capital.

Net cash from investing activities decreased by $27,082,000 from a source of $18,480,000 for the three months ended March 31, 1999 to a usage of $8,602,000 for the three months ended March 31, 2000. Property dispositions in 2000 increased cash provided by investing activities by approximately $12,774,000 compared to approximately $43,295,000 in net property dispositions in 1999, which includes 6 properties sold to the Joint Venture in March 1999. Capital expenditures for new development properties and improvements to properties reduced cash provided by investing activities by $20,325,000 in 2000 compared to $24,815,000 in capital expenditures in 1999.

As of March 31, 2000 the Company's communities in various stages of development and lease-up are summarized as follows ($'s in 000's):


                                                            Current
                                                    Total Estimated
                               Location             Units      Cost
                               --------             ----- ---------
Development Communities:
In Lease-up:
Grand Reserve Lexington ....   Lexington, KY          370    32,761
Kenwood Club at the Park ...   Katy(Houston), TX      320    18,807
                                                    -----  --------
                                                      690  $ 51,568

Under Construction:
Grande View Nashville ......   Nashville, TN          433    35,434
Reserve at Dexter
  Lake Phase II ............   Memphis, TN            244    16,605
                                                    -----  --------
                                                      677  $ 52,039
                                                    -----  --------
 Total Units Currently Under
  Development ..............                        1,367  $103,607


                                              Apartments
                                      --------------------------
                              Cost to
                                Date  Completed Leased  Occupied
                                ----  --------- ------  --------

Development Communities:
In Lease-up:
Grand Reserve Lexington ....   26,664      117       49       38
Kenwood Club at the Park ...   16,376      256       58       35
                              -------      ---      ---       --
                              $43,040      373      107       73

Under Construction:
Grande View Nashville ......   18,422       --       --       --
Reserve at Dexter
  Lake Phase II ............   13,808       56       47       21
                              -------      ---      ---       --
                              $32,230       56       47       21
                              -------      ---      ---       --
 Total Units Currently Under
  Development ..............  $75,270      429      154       94



Actual capital expenditures for development of communities and community improvements for the three months ending March 31, 2000 are summarized below:

($'s in 000's)
Community development                                     $ 17,697
Recurring capital at stabilized properties                   1,768
Revenue enhancing projects at stabilized properties            700
Corporate additions and improvements                           160
                                                      ------------
                                                          $ 20,325
                                                      ============


Net cash used by financing activities decreased by $24,034,000 from $27,822,000 in 1999 to $3,788,000 for the same period in 2000. The decrease was primarily due to borrowing and repayment activity of the Company's credit lines and notes payable.

At March 31, 2000, the Company had $186.9 million outstanding on the credit lines. At March 31, 2000, the Company had $218.7 million (including the credit lines) of floating rate debt at an average interest rate of 6.7%; all other debt was fixed rate term debt at an average interest rate of 7.1%. In 2000, the Company received an additional $12.0 million from the FNMA Credit Line which is part of a $195 million credit facility. The Company expects to use the credit lines to fund future property acquisitions and new property development, and to provide letters of credit as credit enhancements for tax-exempt bonds. The credit lines are secured and are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the credit lines to $261.8 million as of April 30, 2000.

The weighted average interest rate and weighted average maturity at March 31, 2000 for the $754.5 million of notes payable were 7.0% and 10.3 years, respectively.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, fundings from the Company's credit lines, potential asset sales and joint venture transactions.

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

       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 1999 Annual Report on Form 10-K.

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

              (27)  Financial Data Schedule for the period ended 3/31/00

            (b)      Reports on Form 8-K

               No  reports  were  filed  on Form  8-K for  the  period  ended
               3/31/00.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:   5/12/00                                        /s/ Simon R. C. Wadsworth
     -------------                                 -----------------------------
                                                            Simon R.C. Wadsworth
                                                    Executive Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)