Form 10-Q
period 2000-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2000-08-14
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
                       Class                               at July 15, 2000
           Common Stock, $.01 par value                      17,568,612

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.       Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

               Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 (Unaudited)

               Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures


                      Mid-America Apartment Communities, Inc.
                            Consolidated Balance Sheets
                  June 30, 2000 (Unaudited) and December 31, 1999

                               (Dollars in thousands)

                                                                 2000         1999
                                                                 ----         ----
Assets:

Real estate assets:
    Land                                                      $  122,665   $  119,823
    Buildings and improvements                                 1,182,580    1,172,780
    Furniture, fixtures and equipment                             28,928       28,238
    Construction in progress                                      65,991       58,840
-------------------------------------------------------------------------------------
                                                               1,400,164    1,379,681
    Less accumulated depreciation                               (161,894)    (146,611)
-------------------------------------------------------------------------------------
                                                               1,238,270    1,233,070

     Land held for future development                              1,366        1,710
     Commercial properties, net                                    4,069        5,217
     Investment in and advances to real estate joint venture       7,858        8,054
-------------------------------------------------------------------------------------
        Real estate assets, net                                1,251,563    1,248,051

Cash and cash equivalents                                         16,013       14,092
Restricted cash                                                   14,949       12,537
Deferred financing costs, net                                      9,998       10,272
Other assets                                                      13,184       13,871
-------------------------------------------------------------------------------------
      Total assets                                           $ 1,305,707  $ 1,298,823
=====================================================================================
Liabilities and Shareholders' Equity:

Liabilities:
    Notes payable                                            $   765,476  $   744,238
    Accounts payable                                               1,501        2,122
    Accrued expenses and other liabilities                        23,539       23,199
    Security deposits                                              4,798        4,739
    Deferred gain on disposition of properties                     4,337        4,581
-------------------------------------------------------------------------------------
      Total liabilities and deferred gain                        799,651      778,879

Minority interest                                                 54,368       56,060

Shareholders' equity:
    Preferred stock, $.01 par value, 20,000,000 shares
    authorized, $173,470,750 or $25 per share liquidation
    preference:
      2,000,000 shares at 9.5% Series A Cumulative                    20           20
      1,938,830 shares at 8.875% Series B Cumulative                  19           19
      2,000,000 shares at 9.375% Series C Cumulative                  20           20
      1,000,000 shares at 9.5% Series E Cumulative                    10           10
    Common stock, $.01 par value (authorized 50,000,000
    shares;
      issued 17,563,617 and 17,971,960 shares
      June 30, 2000 and December 31, 1999, respectively)             176          180
    Additional paid-in capital                                   553,289      562,547
    Other                                                         (1,414)      (1,053)
    Accumulated distributions in excess of net income           (100,432)     (89,869)
    Treasury stock at cost, 355,900 shares
      at December 31, 1999                                             -       (7,990)
-------------------------------------------------------------------------------------
      Total shareholders' equity                                 451,688      463,884
-------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity             $ 1,305,707  $ 1,298,823
=====================================================================================

            See accompanying notes to consolidated financial statements.



                                    Mid-America Apartment Communities, Inc.
                                     Consolidated Statements of Operations
                               Three and six months ended June 30, 2000 and 1999

                                 (Dollars in thousands except per share data)
                                                  (Unaudited)

                                                                Three months ended         Six months ended
                                                                   June 30,                   June 30,
                                                            ------------------------  --------------------------
                                                                   2000        1999           2000         1999
                                                                   ----        ----           ----         ----

Revenues:
      Rental revenue                                            $54,256     $54,920       $108,474     $110,826
      Other property revenues                                       913         729          1,609        1,463
----------------------------------------------------------------------------------------------------------------
      Total property revenues                                    55,169      55,649        110,083      112,289

      Interest and other income                                     359         506            714          709
      Management and deveopment income, net                         182         177            362          423
      Equity in earnings (loss) of real estate joint venture       (109)         30           (150)          51
----------------------------------------------------------------------------------------------------------------
      Total revenues                                             55,601      56,362        111,009      113,472
----------------------------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
          Personnel                                               5,989       6,294         11,858       12,776
          Building repairs and maintenance                        2,298       2,467          4,570        4,847
          Real estate taxes and insurance                         6,311       6,288         12,630       12,371
          Utilities                                               1,686       2,167          3,635        4,599
          Landscaping                                             1,486       1,411          2,917        2,822
          Other operating                                         2,489       2,579          4,963        5,041
          Depreciation and amortization                          12,658      12,625         26,117       25,141
----------------------------------------------------------------------------------------------------------------
                                                                 32,917      33,831         66,690       67,597
      General and administrative                                  3,746       3,010          7,526        6,149
      Interest expense                                           12,318      12,195         24,538       24,196
      Amortization of deferred financing costs                      819         685          1,533        1,377

----------------------------------------------------------------------------------------------------------------
      Total expenses                                             49,800      49,721        100,287       99,319
----------------------------------------------------------------------------------------------------------------


Income before gain (loss) on dispositions,
    minority interest in operating partnership
    income and extraordinary item                                 5,801       6,641         10,722       14,153
----------------------------------------------------------------------------------------------------------------

Gain (loss) on dispositions, net                                  6,394      (4,366)         9,385          332

----------------------------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary item                     12,195       2,275         20,107       14,485
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Minority interest in operating partnership income (loss)          1,403        (414)         1,943          782
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                 10,792       2,689         18,164       13,703
----------------------------------------------------------------------------------------------------------------

Extraordinary item  - loss on debt extinguishment                  (148)          -           (204)         (67)
----------------------------------------------------------------------------------------------------------------

Net income                                                       10,644       2,689         17,960       13,636
Dividends on preferred shares                                     4,029       4,029          8,059        8,056
----------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders             $ 6,615     $(1,340)      $  9,901     $  5,580
================================================================================================================
                                                     (Continued)


                                     Mid-America Apartment Communities, Inc.
                                Consolidated Statements of Operations (Continued)
                                Three and six months ended June 30, 2000 and 1999

                                   (Dollars in thousands except per share data)
                                                   (Unaudited)


                                                                       Three months ended      Six months ended
                                                                           June 30,                June 30,
                                                                    ----------------------- -----------------------
                                                                           2000       1999         2000       1999
                                                                           ----       ----         ----       ----
Net income (loss) available per common share:

-------------------------------------------------------------------------------------------------------------------
  Basic (in thousands):
      Average common shares outstanding                                  17,584     18,967       17,607     18,935
-------------------------------------------------------------------------------------------------------------------

  Basic earnings per share:
            Net income (loss) available per common share                 $ 0.38    $ (0.07)      $ 0.57     $ 0.30
                   before extraordinary item
            Extraordinary item                                            (0.01)         -        (0.01)     (0.01)
-------------------------------------------------------------------------------------------------------------------
            Net income (loss) available per common share                 $ 0.37    $ (0.07)      $ 0.56     $ 0.29
-------------------------------------------------------------------------------------------------------------------

  Diluted (in thousands):
      Average common shares outstanding                                  17,584     18,967       17,607     18,935
      Effect of dilutive stock options                                       70         37           47         20
-------------------------------------------------------------------------------------------------------------------
      Average dilutive common shares outstanding                         17,654     19,004       17,654     18,955
-------------------------------------------------------------------------------------------------------------------

  Diluted earnings per share:
            Net income (loss) available per common share                 $ 0.38    $ (0.07)      $ 0.57     $ 0.30
                   before extraordinary item
            Extraordinary item                                            (0.01)         -        (0.01)     (0.01)
-------------------------------------------------------------------------------------------------------------------
            Net income (loss) available per common share                 $ 0.37    $ (0.07)      $ 0.56     $ 0.29
-------------------------------------------------------------------------------------------------------------------

   See accompanying notes to consolidated financial statements.

                                   Mid-America Apartment Communities, Inc.
                                    Consolidated Statements of Cash Flows
                                   Six months ended June 30, 2000 and 1999
                                            (Dollars in thousands)

                                                                                             2000        1999
                                                                                             ----        ----
Cash flows from operating activities:
     Net income                                                                             $ 17,960  $ 13,636
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                       27,650    26,518
          Equity in (earnings) loss of real estate joint venture                                 150       (51)
          Minority interest in operating partnership income                                    1,943       782
          Extraordinary item                                                                     204        67
          Gain on dispositions                                                                (9,385)     (332)
          Changes in assets and liabilities:
              Restricted cash                                                                 (2,412)   (1,616)
              Other assets                                                                       128       528
              Accounts payable                                                                  (621)   (6,080)
              Accrued expenses and other                                                         267     5,529
              Security deposits                                                                   59        33
---------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                           35,943    39,014
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Purchases of real estate assets                                                    (14,952)        -
          Improvements to properties                                                          (7,091)  (16,563)
          Construction of units in progress and future development                           (40,521)  (36,647)
          Proceeds from disposition of real estate assets                                     44,563    69,184
          Proceeds from sale of development and construction assets                                -    19,100
          Investment in and advances to real estate joint venture                                 46    (6,027)
          Escrow funding for tax free exchange, net                                            7,679    (7,744)
---------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                                (10,276)   21,303
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Net change in credit lines                                                          23,405   (18,747)
          Proceeds from notes payable                                                              -    11,760
          Principal payments on notes payable                                                (11,969)  (15,945)
          Payment of deferred financing costs                                                 (1,259)     (633)
          Repurchase of common stock                                                          (3,680)        -
          Proceeds from issuances of common shares and units                                   1,707     2,854
          Proceeds from issuance of preferred shares                                               -       (35)
          Distributions to unitholders                                                        (3,427)   (3,454)
          Dividends paid on common shares                                                    (20,465)  (21,747)
          Dividends paid on preferred shares                                                  (8,058)   (8,056)
---------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                              (23,746)  (54,003)
---------------------------------------------------------------------------------------------------------------
          Net increase in cash and cash equivalents                                            1,921     6,314
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                14,092     7,237
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                    $ 16,013  $ 13,551
===============================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                            $ 24,661  $ 24,295
Supplemental disclosure of noncash investing and financing activities:
   Assumption of debt related to property acquisitions                                      $  9,559  $      -
   Conversion of units for common shares                                                    $    169  $     47
   Issuance of advances in exchange for common shares and units                             $    173  $     97
   Interest capitalized                                                                     $  2,099  $  2,397

                         See accompanying notes to consolidated financial statements.


                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2000 and 1999 (Unaudited)

1.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.          Real Estate Transactions

Property Dispositions

In February 2000, the Company sold the 120-unit Pine Trails Apartments, located in Clinton, MS, for approximately $2.8 million and the 248-unit MacArthur Ridge Apartments, located in Irving, TX, for approximately $12.0 million. The proceeds from both of these dispositions were used to pay down the Company's outstanding lines of credit (the Company has two outstanding lines of credit, Amsouth and FNMA, collectively referred to as "Credit Lines") fund the development pipeline, and to fund the Company's share repurchase program.

In April 2000, the Company sold the 176-unit Clearbrook Village Apartments for approximately $7.8 million, the 253-unit Winchester Square Apartments for approximately $8.0 million and the 624-unit McKellar Woods Apartments for approximately $14.0 million, all located in Memphis, Tennessee. In connection with the sale, the Company provided a $400,000 loan to the buyer of Clearbrook Village Apartments repayable in ten years at a 7.5% interest rate. The proceeds from these sales were used to fund two acquisitions, to pay down the Company's Credit Lines, and to fund the Company's share repurchase program.

In connection with the dispositions discussed above, the Company recorded a gain for financial reporting purposes of approximately $9.3 million for the six month period ended June 30, 2000.

Property Acquisitions

In April 2000 the Company acquired the 200-unit Huntington Chase Apartments located in Warner Robins, GA for approximately $11.6 million and assumed a 6.85% note payable of $9.6 million. The Company also acquired the 240-unit Indigo Point Apartments located in Brandon, FL for approximately $11.7 million.

3.        Stock Repurchase Plan

In connection with the Company's stock repurchase plan, the Company repurchased and retired 146,400 shares of common stock during the second quarter of 2000 for a cost of approximately $3.4 million at an average price per common share of $23.18. During the current year, the Company has repurchased a total of 159,200 shares at a cost of approximately $3.7 million.

4.        Share and Unit Information

At June 30, 2000, 17,563,617 common shares and 2,955,150 operating partnership units were outstanding, a total of 20,518,767 shares and units. Additionally, MAAC has outstanding options for 1,291,119 shares of common stock at June 30, 2000.

5.        Segment Information

At June 30, 2000, the Company owned and operated 127 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows for the three and six months ended as of June 30:


                                                                      Three months            Six months
                                                                     ended June 30,         ended June 30,
                                                                 ---------------------- ----------------------
                                                                       2000       1999        2000       1999
                                                                 ----------- ---------- ----------- ----------
Multifamily rental revenues                                        $ 58,754   $ 57,908   $ 117,427   $114,178
Other multifamily revenues                                              955        594       1,699      1,089
                                                                 ---------------------------------------------
    Segment revenues                                                 59,709     58,502     119,126    115,267

Reconciling items to consolidated revenues:
   Joint venture revenues                                            (4,540)  $ (2,893)     (9,043)  $ (2,981)
   Management and development income, net                               182        177         362        423
   Equity in earnings (loss) of real estate joint venture              (109)        30        (150)        51
   Interest income and other revenues                                   359        546         714        712
                                                                 ---------------------------------------------
       Total revenues                                              $ 55,601   $ 56,362   $ 111,009   $113,472
                                                                 =============================================

Multifamily net operating income                                   $ 37,367   $ 36,169   $  74,440   $ 71,670
Reconciling items to net income available for common shareholers:
   Joint venture net operating income                                (2,457)  $ (1,766)     (4,930)  $ (1,840)
   Management and development income, net                               182        177         362        423
   Equity in earnings (loss) of real estate joint venture              (109)        30        (150)        51
   Interest income and other revenues                                   359        546         714        712
   Interest expense                                                 (12,318)   (12,195)    (24,538)   (24,196)
   General and administrative expenses                               (3,746)    (3,010)     (7,526)    (6,149)
   Depreciation and amortization                                    (12,658)   (12,625)    (26,117)   (25,141)
   Amortization of deferred financing costs                            (819)      (685)     (1,533)    (1,377)
   Gain (loss) on dispositions                                        6,394     (4,366)      9,385        332
   Extraordinary items, net                                            (148)         -        (204)       (67)
   Minority interest in operating partnership                        (1,403)       414      (1,943)      (782)
   Dividends on preferred shares                                     (4,029)    (4,029)     (8,059)    (8,056)

                                                                 ---------------------------------------------
       Net income (loss) available for common shareholders         $  6,615   $ (1,340)  $  9,901    $ 5,580
                                                                 =============================================

                                                                  2000           1999
                                                          ------------- --------------
Assets:
Multifamily real estate assets                              $1,501,295     $1,461,153
Accumulated depreciation - multifamily assets                 (165,926)      (136,792)
                                                          ----------------------------
    Segment assets                                           1,335,369      1,324,361
                                                          ----------------------------

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net           (97,099)       (65,085)
   Land held for future development                              1,366          1,366
   Commercial properties, net                                    4,069          4,401
   Investment in and advances to real estate joint venture       7,858          5,578
   Cash and restricted cash                                     30,962         32,148
   Deferred financing costs                                      9,998          9,615
   Other assets                                                 13,184         10,861
                                                          ----------------------------
       Total assets                                         $1,305,707     $1,323,245
                                                          ============================

PART I.  Financial Information
                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated joint venture, at June 30, 2000 was 33,591 in 127 communities compared to the 34,825 units in 130 communities owned at June 30, 1999. The average monthly rental per apartment unit for the Company's non-development owned units increased to $631 at June 30, 2000 from $604 at June 30, 1999. Overall occupancy at June 30, 2000 and 1999 was 95.4% and 95.0%, respectively.


FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles "GAAP") excluding extraordinary items, minority interest in operating partnership income (loss), gain or loss on disposition of real estate assets, and certain non-cash and other items, (primarily depreciation and amortization), less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's definition which reflects the recommendations of NAREIT's Best Financial Practices Council that FFO should include all operating results, both recurring and non-recurring, except those defined as
"extraordinary" under GAAP. The Company's FFO calculation reflects this definition for all periods presented. The Company's policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized because they are necessary for the continued use of the property, and, thus, are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $192,000 and $194,000 at June 30, 2000 and 1999, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three and six months ended June 30, 2000 and 1999 is calculated as follows (in thousands):

                                                          Three months              Six months
                                                         ending June 30,          ending June 30,
                                                     ------------------------ ------------------------
                                                            2000        1999         2000        1999
                                                            ----        ----         ----        ----
Net income available for common shareholders            $  6,615    $ (1,340)    $  9,901    $  5,580
Depreciation and amortization - real property             12,562      12,530       25,925      24,947
Adjustment for joint venture depreciation                    301         188          600         188
Minority interest in operating partnership                 1,403        (414)       1,943         782
(Gain) loss on dispositions, net                          (6,394)      4,366       (9,385)       (332)
Extraordinary items                                          148           -          204          67
                                                     -------------------------------------------------
Funds from operations                                   $ 14,635    $ 15,330     $ 29,188    $ 31,232
                                                     =================================================

Weighted average shares and units:
  Basic                                                   20,540      21,978       20,566      21,946
  Diluted                                                 20,611      22,014       20,613      21,978

RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Property revenues for 2000 decreased by approximately $480,000 due primarily to decreases of (i) $1,750,000 due to the sale of 10 properties to the BRE/MAAC Associates L.L.C. joint venture ("Joint Venture") in 1999 and (ii) $1,444,000 due to the sale of Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999 ("1999 Dispositions") and (iii) $1,798,000 due to the sale of Clearbrook Village, McKellar Woods, Winchester Square, MacArthur Ridge and Pine Trails Apartment Communities in 2000 ("2000 Dispositions"). These decreases were partially offset by increases in rental revenue of (i) $642,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and
(ii) $2,244,000 from the communities in development ("Development Communities") and (iii) $1,626,000 from the communities owned throughout both periods.

Property operating expenses for 2000 decreased approximately $947,000 due primarily to decreases of (i) $770,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $674,000 due to 1999 Dispositions and (iii)
$744,000 due to 2000 Dispositions. These decreases were partially offset by increases in operating expenses of (i) $239,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $724,000 from Development Communities and (iii) $278,000 from the communities owned throughout both periods.

General and administrative expense increased by approximately $736,000 for the three months ended June 30, 2000. The majority of the increase is related to additional salaries, benefits, training, and other costs related to the addition and expansion of certain administrative functions to support the Company's portfolio. Based on current plans, the Company expects general and administrative expenses for the full year of 2000 to increase by approximately 3% to 4% over 1999.

Depreciation and amortization expense increased by approximately $33,000 primarily due to (i) $123,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $502,000 from Development Communities and (iii) $1,114,000 from the communities owned throughout both periods. These increases were partially offset by depreciation and amortization expense decreases of (i) $681,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $369,000 due to 1999 Dispositions and (iii) $337,000 due to 2000 Dispositions and (iiii) $319,000 due to the dissolution of the Flournoy Service Corporation.

Interest expense increased $123,000 during the three months ended June 30, 2000 mainly due to additional funding required for the new development pipeline and increased interest rates on the variable rate debt.

COMPARISON  OF SIX MONTHS  ENDED JUNE 30, 2000 TO THE SIX MONTHS  ENDED JUNE 30,
1999

Property revenues for 2000 decreased by approximately $2,206,000 due primarily to decreases of (i) $6,117,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $2,852,000 due to 1999 Dispositions and (iii) $2,004,000 due to 2000 Dispositions. These decreases were partially offset by increases in rental revenue of (i) $642,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $4,753,000 from Development Communities and (iii) $3,372,000 from the communities owned throughout both periods.

Property operating expenses for 2000 decreased approximately $1,883,000 due primarily to decreases of (i) $2,503,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $1,336,000 due to 1999 Dispositions and (iii)
$834,000 due to 2000 Dispositions. These decreases were partially offset by increases in operating expenses of (i) $239,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $1,580,000 from Development Communities and (iii) $971,000 from the communities owned throughout both periods.

General and administrative expense increased by approximately $1,377,000 for the six months ended June 30, 2000 The majority of the increase is related to additional salaries, benefits, training, and other costs related to the addition and expansion of certain administrative functions to support the Company's portfolio. Based on current plans, the Company expects general and administrative expenses for the full year of 2000 to increase by approximately 3% to 4% over 1999.


Depreciation and amortization expense increased by approximately $976,000 primarily due to (i) $123,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $1,463,000 from Development
Communities and (iii) $2,608,000 from the communities owned throughout both periods. These increases were partially offset by depreciation and amortization expense decreases of (i) $1,521,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $739,000 due to 1999 Dispositions and (iii) $321,000 due to 2000 Dispositions and (iiii) $637,000 due to the dissolution of the Flournoy Service Corporation.

Interest expense increased $342,000 during the six months ended June 30, 2000 mainly due to the additional funding required to complete the Company's development pipeline.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $3,071,000 for the six months ended June 30, 2000 as compared to the same period one year earlier. The majority of the decrease relates to a $3,431,000 decrease in income before gain on dispositions, minority interest in operating partnership income and extraordinary items mainly due to the contribution of assets sold during the current year. The asset sales during the last year relate to the Company's strategy to fund the share repurchase program, fund the development pipeline, and to dispose of assets not meeting the Company's long-term strategic objectives. Each of these intended uses of sales proceeds is expected to eventually, on a per share basis, generate a greater return that the expected long-term return of the assets sold.

Net cash from investing activities decreased by $31,579,000 from a source of $21,303,000 for the six months ended June 30, 1999 to a usage of $10,276,000 for the six months ended June 30, 2000. The main components of this decrease relate to (i) $14,952,000 real estate purchased during the 2000, verses none for the same period in 1999, (ii) $5,598,000 additional spending for capital improvements and development and (iii) $43,721,000 less in proceeds from assets sales in 2000. These decreases were partially offset by the utilization of $7,679,000 of funds placed in escrow during 1999 related to the tax free exchange of certain properties sold and the prior year investment of $6,027,000 in the real estate joint venture.

As of June 30, 2000 the Company's communities in various stages of development and lease-up are summarized as follows (Dollars in thousands):


                                                                                            Apartment Units
                                                                                     -------------------------
                                                                Current
                                                      Total    Estimated    Cost to
                                 Location             Units      Cost        Date      Completed    Occupied
                                 -----------------   -------- ----------- ------------------------ -----------
Development Communities:
In Lease-up:
Grand Reserve Lexington          Lexington, KY           370      32,922      30,339          212          94
Kenwood Club at the Park         Katy(Houston), TX       320      18,686      17,074          320         119
                                                     ---------------------------------------------------------
                                                         690    $ 51,608    $ 47,413          532         213
                                                     ---------------------------------------------------------
Under Construction:
Grande View Nashville            Nashville, TN           433      35,796      25,317            -           -
Reserve at Dexter Lake Phase II  Memphis, TN             244      16,672      15,466          164         101
Reserve at Dexter Lake Phase III Memphis, TN             244      17,300           -            -           -
                                                     ---------------------------------------------------------
                                                         921      69,768      40,783          164         101
                                                     ---------------------------------------------------------

Total Units Currently Under Development                1,611   $ 121,376    $ 88,196          696         314
                                                     =========================================================


Actual  capital   expenditures   for  development  of  communities  and  capital
improvements for the six months ending June 30, 2000 are summarized below:


(Dollars in thousands)
Community development                                  $ 40,521
Recurring capital at stabilized properties                5,110
Revenue enhancing projects at stabilized properties       1,650
Corporate additions and improvements                        331
                                                       ---------
                                                       $ 47,612
                                                       =========


Net cash used by financing activities decreased by $30,257,000 from $54,003,000 in 1999 to $23,746,000 for the same period in 2000. The decrease was primarily due to borrowing and repayment activity of the Company's credit lines and notes payable. During the first six months of 1999, the Company used a combined $22,932,000 for principal payments and reductions of the credit lines, whereas, for the same period in 2000 the Company received net proceeds of $11,436,000 from activity on the credit lines and principal payments. These proceeds were primarily used to fund the development pipeline and capital improvements, as well as to fund the Company's share repurchase program. The Company used $3,680,000 during 2000 to repurchase common shares, which is partially offset by $1,282,000 less in dividend distributions relating to the shares repurchased.

At June 30, 2000 the Company had two major outstanding lines of credit: a $195 million credit facility with FNMA and a $150 million facility with Amsouth Bank ("the Credit Lines"). At June 30, 2000, the Company had $196.8 million outstanding on the Credit Lines, and $228.6 million (including the Credit Lines) of floating rate debt at an average interest rate of 6.7%; all other debt was fixed rate term debt at an average interest rate of 7.1%. The Company expects to use the Credit Lines to fund future property acquisitions, property development, capital expenditures, share repurchases, and to provide letters of credit as credit enhancements for tax-exempt bonds. The Credit Lines are secured and are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed under the Credit Lines to $260 million as of June 30, 2000.

The weighted average interest rate and weighted average maturity at June 30, 2000 for the $765.5 million of total debt outstanding were 7.0% and 10.2 years, respectively.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the apartment communities) and payment of distributions by the Company in accordance with REIT requirements under the applicable tax code.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions and dispositions, capital expenditures, future development, and general and administrative expense increases. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of the Company was held on June 8, 2000.

          George E. Cates, Simon R. Wadsworth, and John S. Grinalds were elected
          directors  at  the  meeting  by   approximately   97%  of  the  shares
          represented at the meeting.

          KPMG LLP was ratified as the Company's independent auditors for 2000 by approximately 99% of the shares represented at the meeting.

          The Third Amended and Restated 1994 Restricted Stock and Stock Option Plan providing for the issuance of up to an additional 1,000,000 shares of common stock or units of limited partnership interests in Mid-America Apartments, L.P. was approved by approximately 83% of the shares represented at the meeting.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

               (a) The following exhibits are filed as part of this report.

                    (27)  Financial Data Schedule for the period ended 6/30/00

               (b)   Reports on Form 8-K

                                                           Date of
               Form   Event Reported                       Report     Date Filed

               8-K    Board approval for repurchase of     5/18/2000  5/22/2000
                      $1 million preferred shares as part
                      of share repurchase program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:      8/14/00                  /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)