Form 10-Q
period 2000-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2000-11-14
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
                       Class                             at October 15, 2000
                       -----                       ----------------------------
           Common Stock, $.01 par value                      17,482,183

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.    Financial Statements

               Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999

               Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (Unaudited)

               Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                           Mid-America Apartment Communities, Inc.
                                 Consolidated Balance Sheets
                    September 30, 2000 (Unaudited) and December 31, 1999

                                   (Dollars in thousands)
                                                                           2000        1999
                                                                       ----------- -----------
Assets:

Real estate assets:
    Land                                                               $  124,859  $  119,823
    Buildings and improvements                                          1,217,450   1,172,780
    Furniture, fixtures and equipment                                      29,275      28,238
    Construction in progress                                               37,548      58,840
----------------------------------------------------------------------------------------------
                                                                        1,409,132   1,379,681
    Less accumulated depreciation                                        (172,768)   (146,611)
----------------------------------------------------------------------------------------------
                                                                        1,236,364   1,233,070

     Land held for future development                                       1,366       1,710
     Commercial properties, net                                             3,928       5,217
     Investment in and advances to real estate joint venture                7,688       8,054
----------------------------------------------------------------------------------------------
        Real estate assets, net                                         1,249,346   1,248,051

Cash and cash equivalents                                                  18,373      14,092
Restricted cash                                                            15,777      12,537
Deferred financing costs, net                                               9,870      10,272
Other assets                                                               17,577      13,871
----------------------------------------------------------------------------------------------
      Total assets                                                     $1,310,943  $1,298,823
==============================================================================================

Liabilities and Shareholders' Equity:

Liabilities:
    Notes payable                                                      $  776,512  $  744,238
    Accounts payable                                                        2,148       2,122
    Accrued expenses and other liabilities                                 28,893      23,199
    Security deposits                                                       4,741       4,739
    Deferred gain on disposition of properties                              4,418       4,581
----------------------------------------------------------------------------------------------
      Total liabilities and deferred gain                                 816,712     778,879

Minority interest                                                          52,886      56,060

Shareholders' equity:
    Preferred stock, $.01 par value, 20,000,000 shares authorized,
     $173,470,750 or $25 per share liquidation preference:
      2,000,000 shares at 9.5% Series A Cumulative                             20          20
      1,938,830 shares at 8.875% Series B Cumulative                           19          19
      2,000,000 shares at 9.375% Series C Cumulative                           20          20
      1,000,000 shares at 9.5% Series E Cumulative                             10          10
    Common stock, $.01 par value (authorized 50,000,000 shares;
      issued 17,480,722 and 17,971,960 shares at
      September 30, 2000 and December 31, 1999, respectively)                 175         180
    Additional paid-in capital                                            551,273     562,547
    Other                                                                  (1,247)     (1,053)
    Accumulated distributions in excess of net income                    (108,925)    (89,869)
    Treasury stock at cost, 355,900 shares
      at December 31, 1999                                                      -      (7,990)
----------------------------------------------------------------------------------------------
      Total shareholders' equity                                          441,345     463,884
----------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                       $1,310,943  $1,298,823
==============================================================================================
                See accompanying notes to consolidated financial statements.

                                Mid-America Apartment Communities, Inc.
                                 Consolidated Statements of Operations
                        Three and nine months ended September 30, 2000 and 1999

                             (Dollars in thousands, except per share data)
                                              (Unaudited)

                                                             Three months ended     Nine months ended
                                                              September 30,           September 30,
                                                          ----------------------  ----------------------
                                                                2000       1999         2000       1999
                                                          -----------  ---------  -----------  ---------
Revenues:
    Rental revenues                                          $55,495    $55,760     $163,969   $166,584
    Other property revenues                                      975        766        2,584      2,230
--------------------------------------------------------------------------------------------------------
    Total property revenues                                   56,470     56,526      166,553    168,814

    Interest and other income                                    309        323        1,023      1,033
    Management and deveopment income, net                        187        149          549        572
    Equity in earnings (loss) of real estate joint venture       (29)       (15)        (179)        36
--------------------------------------------------------------------------------------------------------
    Total revenues                                            56,937     56,983      167,946    170,455
--------------------------------------------------------------------------------------------------------
Expenses:
    Property operating expenses:
          Personnel                                            6,319      6,312       18,177     19,088
          Building repairs and maintenance                     2,780      2,783        7,350      7,630
          Real estate taxes and insurance                      6,387      6,308       19,017     18,679
          Utilities                                            2,108      2,480        5,743      7,079
          Landscaping                                          1,531      1,422        4,448      4,244
          Other operating                                      2,904      2,521        7,867      7,562
          Depreciation and amortization                       12,737     12,195       38,854     37,336
--------------------------------------------------------------------------------------------------------
                                                              34,766     34,021      101,456    101,618
    General and administrative                                 3,700      3,844       11,226      9,993
    Interest expense                                          13,006     12,116       37,544     36,312
    Amortization of deferred financing costs                     620        682        2,153      2,059
--------------------------------------------------------------------------------------------------------
    Total expenses                                            52,092     50,663      152,379    149,982
--------------------------------------------------------------------------------------------------------


Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary items                             4,845      6,320       15,567     20,473
--------------------------------------------------------------------------------------------------------

Gain on dispositions, net                                      1,119      5,125       10,504      5,457

--------------------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary items                  5,964     11,445       26,071     25,930
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Minority interest in operating partnership income                337        917        2,280      1,699
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Income before extraordinary items                              5,627     10,528       23,791     24,231
--------------------------------------------------------------------------------------------------------

Extraordinary items - loss on debt extinguishment                  -          -         (204)       (67)
--------------------------------------------------------------------------------------------------------

Net income                                                     5,627     10,528       23,587     24,164
Dividends on preferred shares                                  4,028      4,028       12,087     12,084
--------------------------------------------------------------------------------------------------------
Net income available for common shareholders                 $ 1,599    $ 6,500     $ 11,500   $ 12,080
========================================================================================================
                                                (Continued)

                                Mid-America Apartment Communities, Inc.
                           Consolidated Statements of Operations (Continued)
                        Three and nine months ended September 30, 2000 and 1999

                             (Dollars in thousands, except per share data)
                                              (Unaudited)

                                                             Three months ended     Nine months ended
                                                              September 30,           September 30,
                                                          ----------------------  ----------------------
                                                                2000       1999         2000       1999
                                                          -----------  ---------  -----------  ---------
Net income available per common share:

--------------------------------------------------------------------------------------------------------
  Basic (in thousands):
      Average common shares outstanding                       17,483     19,013       17,565     18,961
--------------------------------------------------------------------------------------------------------

  Basic earnings per share:
            Net income available per common share            $  0.09    $  0.34      $  0.67    $  0.64
                   before extraordinary item
            Extraordinary item                                     -          -        (0.02)         -
--------------------------------------------------------------------------------------------------------
            Net income available per common share            $  0.09    $  0.34      $  0.65    $  0.64
--------------------------------------------------------------------------------------------------------

  Diluted (in thousands):
      Average common shares outstanding                       17,483     19,013       17,565     18,961
      Effect of dilutive stock options                            85         15           60         45
--------------------------------------------------------------------------------------------------------
      Average dilutive common shares outstanding              17,568     19,028       17,625     19,006
--------------------------------------------------------------------------------------------------------

  Diluted earnings per share:
            Net income available per common share            $  0.09    $  0.34      $  0.67    $  0.64
                   before extraordinary item
            Extraordinary item                                     -          -        (0.02)         -
--------------------------------------------------------------------------------------------------------
            Net income available per common share            $  0.09    $  0.34      $  0.65    $  0.64
--------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements.

                                   Mid-America Apartment Communities, Inc.
                                    Consolidated Statements of Cash Flows
                                Nine months ended September 30, 2000 and 1999
                                           (Dollars in thousands)

                                                                                              2000       1999
                                                                                          ---------  ---------
Cash flows from operating activities:
    Net income                                                                             $23,587    $24,164
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                     41,007     39,395
          Equity in (earnings) loss of real estate joint venture                               179        (36)
          Minority interest in operating partnership income                                  2,280      1,699
          Extraordinary items                                                                  204         67
          Gain on dispositions                                                             (10,504)    (5,457)
          Changes in assets and liabilities:
              Restricted cash                                                               (3,240)       687
              Other assets                                                                  (3,943)      (982)
              Accounts payable                                                                  26     (4,279)
              Accrued expenses and other                                                     5,869     10,988
              Security deposits                                                                  2         (9)
--------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                         55,467     66,237
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Purchases of real estate assets                                                  (14,858)         -
          Improvements to properties                                                       (12,530)   (26,441)
          Construction of units in progress and future development                         (43,461)   (50,339)
          Proceeds from disposition of real estate assets                                   50,634     93,012
          Proceeds from sale of development and construction assets                              -     18,199
          Investment in and advances to real estate joint venture                              187    (10,483)
--------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                              (20,028)    23,948
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Net change in credit lines                                                       (49,312)   (18,635)
          Proceeds from notes payable                                                       85,742     11,760
          Principal payments on notes payable                                              (13,965)   (26,652)
          Payment of deferred financing costs                                               (1,751)      (926)
          Repurchase of common stock                                                        (6,084)         -
          Proceeds from issuances of common shares and units                                 2,039      1,272
          Distributions to unitholders                                                      (5,184)    (5,129)
          Dividends paid on common shares                                                  (30,556)   (32,582)
          Dividends paid on preferred shares                                               (12,087)   (12,084)
--------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (31,158)   (82,976)
--------------------------------------------------------------------------------------------------------------
          Net increase in cash and cash equivalents                                          4,281      7,209
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                              14,092      7,237
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $18,373    $14,446
==============================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                           $40,017    $38,847
Supplemental disclosure of noncash investing and financing activities:
   Assumption of debt related to property acquisitions                                     $ 9,559    $     -
   Conversion of units for common shares                                                   $   232    $    47
   Issuance of advances in exchange for common shares and units                            $   173    $    97
   Interest capitalized                                                                    $ 2,950    $ 3,104

                        See accompanying notes to consolidated financial statements.


                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 2000 and 1999 (Unaudited)


1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.    Recent Accounting Pronouncements

In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity-Deferral of Effective Date of FASB Statement 133", was issued. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's financial statements.

3.    Real Estate Transactions

Property Dispositions

In February 2000, the Company sold the 120-unit Pine Trails Apartments, located in Clinton, Mississippi, for approximately $2.8 million and the 248-unit MacArthur Ridge Apartments, located in Irving, Texas, for approximately $12.0 million. The proceeds from both of these dispositions were used to pay down the Company's outstanding lines of credit, (the Company has three outstanding credit facilities, AmSouth, FNMA, and Compass collectively referred to as "Credit Lines") to fund development, and to fund the Company's share repurchase program.

In April 2000, the Company sold the 176-unit Clearbrook Village Apartments for approximately $7.8 million, the 253-unit Winchester Square Apartments for approximately $8.0 million and the 624-unit McKellar Woods Apartments for approximately $14.0 million, all located in Memphis, Tennessee. In connection with the sale, the Company provided a $400,000 loan to the buyer of Clearbrook Village Apartments repayable in ten years at a 7.5% interest rate. The proceeds from these sales were used to fund two acquisitions to complete a 1031B exchange transaction, to pay down the Company's Credit Lines, and to fund the Company's share repurchase program.

In August 2000, the Company sold the 207-unit Whispering Oaks Apartments in Little Rock, Arkansas, for approximately $6.0 million in cash. The proceeds were mainly used to pay down the Company's outstanding Credit Lines and fund development.

In connection with the dispositions discussed above, the Company recorded a gain for financial reporting purposes of approximately $10.5 million for the nine month period ended September 30, 2000.

Property Acquisitions

In April 2000 the Company acquired the 200-unit Huntington Chase Apartments located in Warner Robins, Georgia for approximately $2.0 million in cash and assumed a 6.85% note payable of $9.6 million. The Company also acquired the 240-unit Indigo Point Apartments located in Brandon, Florida for approximately $11.7 million.

4.    Share Repurchase Program

In connection with the Company's share repurchase program, the Company repurchased and retired 100,000 shares of common stock during the third quarter of 2000 for a cost of approximately $2.4 million at an average price per common share of $23.997. Through September 30, 2000, the Company repurchased a total of 259,200 shares at a cost of approximately $6.1 million in 2000.

5.    Share and Unit Information

At September 30, 2000, 17,480,722 common shares and 2,952,254 operating partnership units were outstanding, a total of 20,432,976 shares and units. Additionally, MAAC has outstanding options for 1,219,994 shares of common stock at September 30, 2000.

6.    Segment Information

At September 30, 2000, the Company owned or had ownership interest in, and operated 127 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows for the three and nine months ended as of September 30:

                                                                       Three months          Nine months
                                                                    ended September 30,   ended September 30,
                                                                   --------------------- --------------------
                                                                        2000       1999      2000       1999
                                                                   ---------- ---------- --------- ----------

Multifamily rental revenues                                         $ 60,174   $ 59,629  $177,601   $173,408
Other multifamily revenues                                             1,022        810     2,721      2,298
                                                                   ------------------------------------------
    Segment revenues                                                  61,196     60,439   180,322    175,706

Reconciling items to consolidated revenues:
   Joint venture revenues                                             (4,726)    (3,913)  (13,769)    (6,892)
   Management and development income, net                                187        149       549        572
   Equity in earnings (loss) of real estate joint venture                (29)       (15)     (179)        36
   Interest income and other revenues                                    309        323     1,023      1,033
                                                                   ------------------------------------------
       Total revenues                                               $ 56,937   $ 56,983  $167,946   $170,455
                                                                   ==========================================

Multifamily net operating income                                    $ 37,047   $ 36,917  $111,487   $108,587
Reconciling items to net income available for common shareholers:
   Joint venture net operating income                                 (2,606)    (2,217)   (7,536)    (4,055)
   Management and development income, net                                187        149       549        572
   Equity in earnings (loss) of real estate joint venture                (29)       (15)     (179)        36
   Interest and other income                                             309        323     1,023      1,033
   Interest expense                                                  (13,006)   (12,116)  (37,544)   (36,312)
   General and administrative expenses                                (3,700)    (3,844)  (11,226)    (9,993)
   Depreciation and amortization                                     (12,737)   (12,195)  (38,854)   (37,336)
   Amortization of deferred financing costs                             (620)      (682)   (2,153)    (2,059)
   Gain on dispositions                                                1,119      5,125    10,504      5,457
   Extraordinary items, net                                                -          -      (204)       (67)
   Minority interest in operating partnership                           (337)      (917)   (2,280)    (1,699)
   Dividends on preferred shares                                      (4,028)    (4,028)  (12,087)   (12,084)

                                                                   ------------------------------------------
       Net income available for common shareholders                 $  1,599   $  6,500  $ 11,500   $ 12,080
                                                                   ==========================================

                                                         September 30, 2000  September 30, 1999
                                                         ------------------  ------------------
Assets:
Multifamily real estate assets                                $1,510,682          $1,484,281
Accumulated depreciation - multifamily assets                   (177,708)           (144,950)
                                                         --------------------------------------
    Segment assets                                             1,332,974           1,339,331
                                                         --------------------------------------

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net             (96,610)            (97,099)
   Land held for future development                                1,366               1,366
   Commercial properties, net                                      3,928               4,324
   Investment in and advances to real estate joint venture         7,688              10,519
   Cash and restricted cash                                       34,150              32,528
   Deferred financing costs                                        9,870               9,226
   Other assets                                                   17,577              15,576
                                                         --------------------------------------
       Total assets                                           $1,310,943          $1,315,771
                                                         ======================================


7.    Subsequent Events

Property Dispositions

In October 2000, the Company sold the 44-unit Riverwind Apartments for approximately $0.9 million, and the 72-unit 2000 Wynnton Apartments for approximately $2.0 million, both located in Columbus, Georgia. The proceeds were primarily used to pay down the Company's outstanding Credit Lines.


PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated joint venture, at September 30, 2000 was 33,727 in 127 communities compared to the 34,733 units in 131 communities owned at September 30, 1999. The average monthly rental per apartment unit for the Company's non-development, owned units increased to $637 at September 30, 2000 from $603 at September 30, 1999. Occupancy for these same units at September 30, 2000 and 1999 was 95.4% and 95.2%, respectively.


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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $358,000 and $289,000 at September 30, 2000 and 1999, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three and nine months ended September 30, 2000 and 1999 is calculated as follows (in thousands):

                                                 Three months           Nine months
                                              ended September 30,   ended September 30,
                                                2000       1999       2000       1999
                                             ---------- --------- ---------- ----------
Net income available for common shareholders   $ 1,599   $ 6,500    $11,500    $12,080
Depreciation and amortization - real property   12,570    12,100     38,496     37,047
Adjustment for joint venture depreciation          303       250        902        438
Minority interest in operating pertnership         337       917      2,280      1,699
(Gain) on dispositions, net                     (1,119)   (5,125)   (10,504)    (5,457)
Extraordinary items                                  -         -        204         67
                                             ------------------------------------------
Funds from operations                          $13,690   $14,642    $42,878    $45,874
                                             ==========================================

Weighted average shares and units:
  Basic                                         20,435    22,024     20,522     21,972
  Diluted                                       20,520    22,039     20,582     22,017


RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Property revenues for 2000 decreased by approximately $56,000 due primarily to decreases of (i) $593,000 due to the sale of 4 properties to the BRE/MAAC Associates L.L.C. joint venture ("Joint Venture") in 1999 and (ii) $1,408,000 due to the sale of Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999 ("1999 Dispositions") and (iii) $2,289,000 due to the sale of Clearbrook Village, McKellar Woods, Winchester Square, MacArthur Ridge, Pine Trails and Whispering Oaks Apartment Communities in 2000 ("2000 Dispositions"). These decreases were partially offset by increases in rental revenue of (i) $906,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $1,913,000 from the communities in development ("Development Communities") and (iii) $1,415,000 from the communities owned throughout both periods.

Property  operating  expenses  for 2000  increased  approximately  $203,000  due primarily to increases of (i) $371,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $836,000 from Development Communities and (iii) $1,030,000 from the communities owned throughout both periods. These increases were partially offset by decreases in operating expenses of (i) $257,000 due to the sale of 4 properties to the Joint Venture in 1999 and (ii) $738,000 due to 1999 Dispositions and (iii) $1,039,000 due to 2000 Dispositions.

General and administrative expense decreased by approximately $144,000 over the three months ended September 30, 1999. A large portion of this decrease is related to reduced bonus payments during the period for property support functions as compared to the prior year. Another portion relates to reduced franchise tax expense as compared to the prior year quarter, mainly due to the repeal of prior year legislation in the state of Tennessee, which legislation had increased franchise tax exposure for 1999. Franchise tax expense for the third quarter of 1999 was increased to provide for the year-to-date obligation. Based on current plans, the Company expects general and administrative expenses for the full year of 2000 to increase by approximately 3% to 4% over 1999.

Depreciation and amortization expense increased by approximately $542,000 primarily due to (i) $184,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $690,000 from Development Communities and (iii) $649,000 from the communities owned throughout both periods. These increases were partially offset by depreciation and amortization expense decreases of (i) $102,000 due to the sale of 4 properties to the Joint Venture in 1999 and (ii) $376,000 due to 1999 Dispositions and (iii) $503,000 due to 2000 Dispositions.

Interest expense increased $890,000 over the three months ended September 30, 1999 mainly related to additional funding required for new development and the Company's share repurchase program, which impacted the Company's variable rate Credit Lines. During the current quarter, the Company fixed the interest rate on $115 million of its variable rate conventional debt through moving $65 million into long-term permanent financing and an additional $50 million through interest rate swap agreements. At September 30, 2000 the Company's overall average debt cost was 7.15%, with unswapped variable rate conventional debt comprising 9% of the outstanding debt.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Property revenues for 2000 decreased by approximately $2,261,000 due primarily to decreases of (i) $6,710,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $4,561,000 due to 1999 Dispositions along with the sale of Hidden Oaks Apartments also in 1999 and (iii) $4,291,000 due to 2000 Dispositions. These decreases were partially offset by increases in rental revenue of (i) $1,548,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $6,666,000 from Development Communities and (iii) $5,087,000 from the communities owned throughout both periods.

Property operating expenses for 2000 decreased approximately $1,680,000 due primarily to decreases of (i) $2,759,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $2,236,000 to 1999 Dispositions along with the sale of Hidden Oaks Apartments also in 1999 and (iii) $1,913,000 due to 2000 Dispositions. These decreases were partially offset by increases in operating expenses of (i) $609,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $2,425,000 from Development Communities and (iii) $2,194,000 from the communities owned throughout both periods.

General and administrative expense increased by approximately $1,233,000 over the nine months ended September 30, 1999. The majority of the increase for the first nine months of the year, as compared to the prior year, is related to the bonus plan for property support staff. During the current year both the accrual rate and actual payments required by the plan are more evenly incurred and paid throughout the year, due to changes in the plan for the current year. Based on current plans, the Company expects general and administrative expenses for the full year of 2000 to increase by approximately 3% to 4% over 1999.

Depreciation and amortization expense increased by approximately $1,518,000 primarily due to (i) $307,000 from the purchase of Huntington Chase Apartments and Indigo Point Apartments in 2000 and (ii) $2,152,000 from Development
Communities and (iii) $2,693,000 from the communities owned throughout both periods. These increases were partially offset by depreciation and amortization expense decreases of (i) $1,244,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $1,181,000 due to 1999 Dispositions along with the sale of Hidden Oaks Apartments also in 1999 and (iii) $830,000 due to 2000 Dispositions and (iiii) $379,000 due to the dissolution of the Flournoy Service Corporation.

Interest expense increased $1,232,000 over the nine months ended September 30, 1999 mainly related to additional funding required for new development and the Company's share repurchase program, which impacted the Company's variable rate Credit Lines. During the current quarter, the Company fixed the interest rate on $115 million of its variable rate conventional debt through moving $65 million into long-term permanent financing and an additional $50 million through interest rate swap agreements. At September 30, 2000 the Company's overall average debt cost was 7.15%, with unswapped variable rate conventional debt comprising 9% of the outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $10,770,000 for the nine months ended September 30, 2000 as compared to the same period one year earlier. Of this decrease, $7,253,000 is related to changes in operating assets and liabilities, as well as a $4,906,000 decrease in income before gain on dispositions, minority interest in operating partnership income, and extraordinary items.

Net cash from investing activities decreased by $43,976,000 from a source of $23,948,000 for the nine months ended September 30, 1999 to a use of $20,028,000 for the nine months ended September 30, 2000. The main components of this decrease relate to (i) $14,858,000 real estate purchased during 2000, verses none for the same period in 1999 and (ii) $42,378,000 less in proceeds from assets sales in 2000. These decreases were partially offset by (i) $13,911,000 less spending on property improvements, (ii) $6,878,000 less funding required for development as compared to the prior year, and (iii) $7,716,000 net cash provided in the prior year from the sale of development and construction assets and decreases in investment in and advances to real estate joint venture.

The Company sold six properties during the current year for approximately $50.6 million in cash and used $14.8 million of the proceeds to purchase two replacement properties to complete 1031B exchange transactions. The remaining proceeds were used to fund development and pay down the Credit Lines. Also, the Company reduced its funding for improvements to existing properties to $12.5 million, which is a significant reduction from the prior year reflecting the Company's current focus on the share repurchase program. The Company also funded $43.5 million of construction on development. Three of the four communities remaining in development are currently under lease-up, of which two communities have received all units for leasing. The Company expects to fund an additional $26.5 million to complete the remaining units, which are expected to be fully completed by the first quarter of 2001.

As of September 30, 2000 the Company's communities in various stages of development and lease-up are summarized as follows ($'s in 000's):

                                                                                                Apartment Units
                                                                                            -----------------------
                                                                       Current
                                                            Total     Estimated   Cost to
                                     Location               Units       Cost        Date     Completed   Occupied
                                     -----------------   ----------- ----------- ---------- ----------- -----------
Development Communities:
In Lease-up:
Grand Reserve Lexington              Lexington, KY              370      33,136     30,730         370         155
Kenwood Club at the Park             Katy(Houston), TX          320      17,962     17,335         320         213
Reserve at Dexter Lake Phase II      Memphis, TN                244      16,670     15,597         220         168
Grande View Nashville                Nashville, TN              433      35,822     28,598         129          97
                                                         ----------------------------------------------------------
                                                              1,367    $103,590    $92,260       1,039         633
                                                         ----------------------------------------------------------
Under Construction:
Reserve at Dexter Lake Phase III     Memphis, TN                244      16,830      1,652           -           -
                                                         ----------------------------------------------------------
                                                                244      16,830      1,652           -           -
                                                         ----------------------------------------------------------

Total Units Currently Under Development                       1,611    $120,420    $93,912       1,039         633
                                                         ==========================================================

Actual  capital   expenditures   for  development  of  communities  and  capital
improvements for the nine months ended September 30, 2000 are summarized below:

(Dollars in thousands)
Community development                                  $ 43,461
Recurring capital at stabilized properties                9,811
Revenue enhancing projects at stabilized properties       1,943
Corporate additions and improvements                        776
                                                       ---------
                                                       $ 55,991
                                                       =========

In June 1999 the Company sold it's investment in the development and construction businesses acquired in connection with the 1997 Flournoy merger. Subsequent to selling these businesses, the Company's future funding commitment to new development and construction has been significantly reduced from approximately $85 million at September 30, 1999 to approximately $27 million at September 30, 2000.

Net cash used by financing activities decreased by $51,818,000 from $82,976,000 in 1999 to $31,158,000 for the same period in 2000. This decrease was primarily due to borrowing and repayment activity of the Credit Lines and notes payable partially offset by the Company's share repurchase program.

At September 30, 2000 the Company's Credit Lines consisted of a $295 million credit facility with FNMA (Prudential Mortgage serves as the DUS lender for the FNMA facility), an $85 million facility with a group of banks led by AmSouth Bank, and a $20 million unsecured facility with Compass Bank. As of September 30, 2000 the Company had amounts outstanding under those Credit Lines of $185,850,000, $20,000,000, and $3,240,000, respectively.

Two of the facilities in the Credit Lines are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed. The total amount that could be borrowed under the Credit Lines at September 30, 2000 was approximately $288.0 million.

During the first nine months of 2000, the Company borrowed an additional $72.6 million under the FNMA facility, of which $65 million was converted to permanent fixed rate debt during the current quarter, as provided by the facility. The remainder was used to pay-down the other facilities and fund development. The Company also entered into two interest rate swap agreements, totaling $50 million, to effectively lock the interest rate on a portion of the outstanding FNMA variable rate facility at approximately 7.4%. At September 30, 2000, approximately 9% of the Company's outstanding debt consisted of unswapped conventional variable rate arrangements.

During the first nine months of 2000, the Company also paid $1,751,000 in deferred financing costs related to the changes in the Credit Lines and notes payable, repurchased $6,084,000 in common shares related to its share repurchase program, and distributed a total of $47,827,000 in total dividends to owners of its partnership units, common shares, and preferred shares. During this current period, the Company also received a total $2,039,000 in funds from purchases of common shares under management incentive programs and the dividend reinvestment plan.

The weighted average interest rate and weighted average maturity for the $776.5 million of total debt outstanding at September 30, 2000 were 7.16% and 10.9 years, respectively.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the apartment communities) and payment of distributions by the Company in accordance with REIT requirements under the applicable tax code.

The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, fundings from the Company's Credit Lines, potential asset sales, and joint venture transactions.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, future development, anticipated growth rates of revenues and expenses, and anticipated share repurchases. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.



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

               (27)  Financial Data Schedule for the period ended 9/30/00

         (b) Reports on Form 8-K

               Form   Event Reported                 Date of Report   Date Filed

               8-K    Fixed rate on $65 million of        8-28-2000     9-1-2000
                      debt and executed swap for a
                      further $25 million.

               8-K    Executed a $25 million swap          9-5-2000     9-6-2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:  11/14/2000                   /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)