Form 10-K405
period 2000-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2001-04-02
CIK 912595

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 1-12762
                            ------------------------

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                                  NAME OF EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                         -------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($22.35 per share), as reported on the New York Stock Exchange, on March 15, 2001) was approximately $343,000,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

    The number of shares outstanding of the Registrant's Common Stock as of March 15, 2001, was 17,461,677 shares, of which approximately 2,109,790 were held by affiliates.

    The Registrant's definitive proxy statement in connection with the 2001 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                               TABLE OF CONTENTS

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                            PART I

 1.                     Business....................................................      3
 2.                     Properties..................................................      6
 3.                     Legal Proceedings...........................................     12
 4.                     Submission of Matters to a Vote of Security Holders.........     12

                                           PART II

                        Market for Registrant's Common Equity and Related
 5.                       Stockholder Matters.......................................     12
 6.                     Selected Financial Data.....................................     13
                        Management's Discussion and Analysis of Financial Condition
 7.                       and Results of Operations.................................     15
                        Quantitative and Qualitative Disclosures About Market
 7A.                      Risk......................................................     21
 8.                     Financial Statements and Supplementary Data.................     22
                        Changes in and Disagreements with Accountants on Accounting
 9.                       and Financial Disclosure..................................     22

                                           PART III

 10.                    Directors and Executive Officers of the Registrant..........     23
 11.                    Executive Compensation......................................     23
                        Security Ownership of Certain Beneficial Owners and
 12.                      Management................................................     23
 13.                    Certain Relationships and Related Transactions..............     23

                                           PART IV

                        Exhibits, Financial Statement Schedule and Reports on Form
 14.                      8-K.......................................................     23

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Founded in 1994, Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership ("UPREIT") real estate investment trust ("REIT"). Between 1994 and December 31, 2000, the Company increased the number of properties of which it is the sole owner from 22 to 114 properties with 30,819 apartment units,, representing an increase of 25,239 apartment units. The Company is also a participant in a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone"). The Joint Venture owned 10 properties, representing 2,793 apartment units at December 31, 2000. The Company retains a 33.33% ownership interest in the Joint Venture and has an agreement to manage the operations of the communities for a fee of 4% of revenues.

    The Company's business is conducted principally through Mid-America Apartments, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, holding, 181,208 Common Units or a 1% general partnership interest in the Operating Partnership as of December 31, 2000. The Company's wholly-owned qualified REIT subsidiary, MAC II of
Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 2000, held 14,944,629 Common Units, or 82.75% of all outstanding Common Units.

    The Company employed 1,004 full time and 118 part time employees at December 31, 2000.

OPERATING PHILOSOPHY

    INVESTMENT FOCUS. Depending on opportunities and the real estate cycle, Company management uses its real estate skills and experience to invest profitably. Between 1994 and 1997, the Company focused on the acquisition and redevelopment of existing apartments. Between 1998 and 2000, its concentration was on development of new apartments. In 1999, the Company established and sold assets to a joint venture. During 2000, the Company sold assets and repurchased its common shares. Management will continue to adapt its investment focus to opportunities and markets.

    HIGH QUALITY ASSETS. The Company maintains its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. It believes that being recognized by third parties for its quality of properties, landscaping, and property management will lead to higher rents and profitability. The Company sells assets selectively in order to ensure that its portfolio consists only of high quality well-located assets within its market area.

    DIVISERSIFIED MARKET FOCUS. The Company focuses on owning, operating, developing, constructing and acquiring apartment communities (the "Communities") throughout the southeast and Texas.

    INTENSIVE MANAGEMENT FOCUS. The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs, with property managers and regional management being given the responsibility for monitoring market trends and the discretion to react to such trends. The Company, as part of its intense management focus, has established regional training facilities to produce highly trained property managers, leasing consultants and service technicians who work on-site at each of the Communities.

    DECENTRALIZED OPERATIONAL STRUCTURE. The Company's operational structure is organized on a decentralized basis. Management believes that its decentralized operating structure capitalizes on specific market knowledge, increases personal accountability relative to a centralized structure and is beneficial in the acquisition, redevelopment and development process.

PROACTIVE ASSET MANAGEMENT

    The Company focuses on maximizing the return on assets and adding to the intrinsic underlying value of each share, and routinely reviews each asset based on its determined value and sells those which no longer fit its investment criteria. The Company constantly evaluates the effectiveness of its capital allocations and makes adjustments to its strategy, including investing in acquisitions and new development, debt retirement, and repurchases of Company shares.

STRATEGIES

    The Company seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

    OPERATING GROWTH STRATEGY. Management's goal is to maximize the Company's return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Company seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Communities and manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

    - empowering the Company's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

    - offering new services to residents, including telephone, cable, and internet access on which it generates fee and commission income;

    - implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain Communities;

    - improving the "curb appeal" of the Communities through extensive landscaping and exterior improvements and repositioning Communities from time to time to maintain market leadership positions;

    - compensating employees through performance-based compensation and stock ownership programs;

    - maintaining a hands-on management style and "flat" organizational structure that emphasizes senior management's continued close contact with the market and employees; and

    - selling or exchanging underperforming assets and repurchasing common shares when cost of capital and asset values permit.

    DEVELOPMENT STRATEGY. In late 1997, the Company's emphasis shifted from acquisitions to development because of the higher quality assets and higher long term investment returns generated by development. In 2001, the Company will complete a four-year $300 million construction program of high quality apartments in multiple markets. This represents the completion of the development pipeline initiated in 1997. In 1999, management decided to exit the construction and development business upon completion of the Company's existing development pipeline after determining that market conditions were changing, making it unlikely that future proposed projects would meet its profitability targets.

    In 2000, the Company completed the following development projects, consisting of a total of 934 apartment units which are currently in various stages of lease-up:

    - 320 unit Kenwood Club in Katy, Texas

    - 370 unit Grand Reserve Lexington in Lexington, Kentucky

    - 244 unit Reserve at Dexter Lake Phase II in Memphis, Tennessee

    At December 31, 2000, the Company had two uncompleted development properties with a total of 677 apartment units in various stages of lease-up, development, construction, and pre-development, all scheduled to be completed in 2001, and leased throughout 2001 and 2002. The Company anticipates an additional capital investment in this development pipeline of approximately $17 million in 2001. These projects are expected to be funded by the Company's outstanding lines of credit ("Credit Lines"), selective property dispositions and possible joint venture transactions.

    ACQUISITION STRATEGY. One of the Company's strategies is to acquire and redevelop apartment communities that meet its investment criteria and long-term strategic objectives. During 2000, the Company acquired two properties, the 200-unit Huntington Chase in Warner Robins, Georgia and the 240-unit Indigo Point in Brandon, Florida. These properties were acquired to complete a tax-free exchange transaction related to two properties sold during the year as part of the Company's disposition strategy, discussed below.

    JOINT VENTURE STRATEGY. One of the Company's strategies is to sell or to contribute apartment communities to a joint venture when a favorable return can be achieved and to co-invest with joint venture partners in additional redevelopment opportunities. The Company is actively seeking attractively priced opportunities in which it and joint venture partners can invest in, and established a joint venture in 1999 with Blackstone.

    DISPOSITION STRATEGY. The Company is committed to the selective disposition of non-strategic assets, defined as those apartment communities that no longer meet its investment criteria and long-term strategic objectives. Typically, the Company selects assets for disposition that do not meet its present investment criteria including future return on investment, location, market, potential for growth, and capital needs.

    The following apartment communities, containing an aggregate of 1,902 apartment units, were sold or exchanged during 2000:

                                                         NUMBER                                 GROSS
PROPERTY                              LOCATION          OF UNITS            DATE              PROCEEDS
--------                           ---------------      --------      -----------------      -----------
Pine Trails..................      Clinton, MS             120        February 11, 2000      $ 2,815,000
MacArthur Ridge..............      Irving, TX              248        February 25, 2000       12,075,000
Clearbrook Village...........      Memphis, TN             176           April 19, 2000        8,093,000
Winchester Square............      Memphis, TN             253           April 19, 2000        8,815,000
McKellar Woods...............      Memphis, TN             624           April 19, 2000       14,536,000
Whispering Oaks..............      Little Rock, AR         207          August 17, 2000        6,200,000
Riverwind....................      Columbus, GA             44         October 13, 2000          900,000
2000 Wynnton.................      Columbus, GA             72         October 13, 2000        2,050,000
Hollybrook...................      Dalton, GA              158        November 17, 2000        5,600,000
                                                         -----                               -----------
Total........................                            1,902                               $61,084,000
                                                         =====                               ===========

SHARE REPURCHASE PROGRAM

    In 1999, the Company's Board of Directors approved an increase in the number of shares authorized to be repurchased to 4 million common shares, of which the Company repurchased approximately 1.7 million common shares (8% of the common shares and Common Units outstanding) as of December 31, 2000. From time to time the Company intends to sell assets based on its disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when it believes that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments.

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

RECENT DEVELOPMENTS

    In January 2001, the Company raised its quarterly distribution to common shareholders from $.58 per share to $.585 per share, effective with its distribution paid on January 31, 2001.

    In January 2001, the Company entered into an interest rate swap agreement with a notional amount of $25 million, the effect of which was to lock the interest rate on $25 million of the FNMA Credit Facility at approximately 6.2%. The swap agreement expires December 1, 2005.

ITEM 2. PROPERTIES

    The Company seeks to acquire and develop apartment communities appealing to middle and upper income residents in mid-size cities in the southeastern United States and Texas. Approximately 70% of the Company's apartment units are located in Georgia, Florida, Tennessee and Texas markets. The Company's strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively "reposition" many of the apartment communities it acquires to raise occupancy levels and per unit average rentals.

    The following table sets forth certain historical information for the communities the Company owned or maintained an ownership interest in, including the 10 properties containing 2,793 apartment units owned by the Joint Venture, at December 31, 2000:


                                                                                                         APPROXI-
                                                                                                           MATE         AVERAGE
                                                                                 YEAR                    RENTABLE         UNIT
                                                                 YEAR         MANAGEMENT     NUMBER        AREA           SIZE
             PROPERTY                      LOCATION            COMPLETED      COMMENCED     OF UNITS   (SQUARE FT.)   (SQUARE FT.)
-----------------------------------  ---------------------   -------------   ------------   --------   ------------   ------------
COMPLETED AND OWNED:
Eagle Ridge                          Birmingham, AL                   1986        1998          200        181,400         907
Abbington Place                      Huntsville, AL                   1987        1998          152        162,792       1,071
Paddock Club--Huntsville I           Huntsville, AL                   1989        1997          200        211,600       1,058
Paddock Club--Huntsville II          Huntsville, AL                   1998        1998          192        212,736       1,108
Paddock Club Montgomery I & II       Montgomery, AL                   1999        1998          208        230,880       1,110
                                                                                             ------     ----------       -----
                                                                                                952        999,408       1,050
                                                                                             ------     ----------       -----
Calais Forest                        Little Rock, AR                  1987        1994          260        195,000         750
Napa Valley                          Little Rock, AR                  1984        1996          240        183,120         763
Westside Creek I                     Little Rock, AR                  1984        1997          142        147,964       1,042
Westside Creek II                    Little Rock, AR                  1986        1997          166        172,972       1,042
                                                                                             ------     ----------       -----
                                                                                                808        699,056         865
                                                                                             ------     ----------       -----
Tiffany Oaks                         Altamonte Springs, FL            1985        1996          288        234,144         813
Marsh Oaks                           Atlantic Beach, FL               1986        1995          120         93,240         777
Indigo Point                         Brandon, FL                      1989        2000          240        194,640         811
Paddock Club--Brandon I & II         Brandon, FL                   1997/99        1997          440        516,120       1,173
Anatole                              Daytona Beach, FL                1986        1995          208        149,136         717
Paddock Club--Gainsville             Gainsville, FL                   1999        1998          264        293,040       1,110
Cooper's Hawk                        Jacksonville, FL                 1987        1995          208        218,400       1,050
Hunter's Ridge at Deerwood           Jacksonville, FL                 1987        1997          336        295,008         878
Lakeside                             Jacksonville, FL                 1985        1996          416        344,032         827
Paddock Club--Jacksonville I, II&
  III                                Jacksonville, FL              1989/96        1997          440        475,200       1,080
Paddock Club--Mandarin               Jacksonville, FL                 1998        1998          288        330,336       1,147
St. Augustine                        Jacksonville, FL                 1987        1995          400        304,400         761
Woodbridge at the Lake               Jacksonville, FL                 1985        1994          188        166,004         883
Woodhollow                           Jacksonville, FL                 1986        1997          450        342,000         760
Paddock Club--Lakeland               Lakeland, FL                  1988/90        1997          464        505,296       1,089
Savannahs at James Landing           Melbourne, FL                    1990        1995          256        238,592         932
Paddock Park--Ocala I                Ocala, FL                        1986        1997          200        202,200       1,011
Paddock Park--Ocala II               Ocala, FL                        1988        1997          280        283,080       1,011
Paddock Club--Panama City            Panama City, FL                  2000        1998          254        283,972       1,118
Paddock Club--Tallahassee I          Tallahassee, FL                  1990        1997          192        207,936       1,083
Paddock Club--Tallahassee II         Tallahassee, FL                  1995        1997          112        121,296       1,083
Belmere                              Tampa, FL                        1984        1994          210        202,440         964
Links at Carrollwood                 Tampa, FL                        1980        1998          230        214,820         934
                                                                                             ------     ----------       -----
                                                                                              6,484      6,215,332         959
                                                                                             ------     ----------       -----

                                                                            ENCUMBRANCES AT
                                       AVERAGE        AVERAGE              DECEMBER 31, 2000
                                       RENT PER      OCCUPANCY     ---------------------------------
                                       UNIT AT          % AT       MORTGAGE
                                     DECEMBER 31,   DECEMBER 31,   PRINCIPAL   INTEREST    MATURITY
             PROPERTY                    2000           2000        (000'S)      RATE        DATE
-----------------------------------  ------------   ------------   ---------   --------   ----------
COMPLETED AND OWNED:
Eagle Ridge                              $608           96.50%     $  6,292     8.250%      7/1/2028
Abbington Place                          $572           91.45%     $     --(1)        (1)           (1)
Paddock Club--Huntsville I               $607           95.00%     $     --(2)        (2)           (2)
Paddock Club--Huntsville II              $679           96.35%     $     --(2)        (2)           (2)
Paddock Club Montgomery I & II           $719           87.98%     $     --(1)        (1)           (1)
                                         ----          ------      --------
                                         $641           93.49%     $  6,292
                                         ----          ------      --------
Calais Forest                            $574           96.54%     $     --(1)        (1)           (1)
Napa Valley                              $558           94.58%     $     --(3)        (3)           (3)
Westside Creek I                         $644           91.55%     $     --(3)        (3)           (3)
Westside Creek II                        $608           92.77%     $  4,828     8.760%     10/1/2006
                                         ----          ------      --------
                                         $588           94.31%     $  4,828
                                         ----          ------      --------
Tiffany Oaks                             $625           97.57%     $     --(3)        (3)           (3)
Marsh Oaks                               $585           98.33%     $     --(3)        (3)           (3)
Indigo Point                             $657           97.50%     $     --(4)        (4)           (4)
Paddock Club--Brandon I & II             $812           96.59%     $     --(1)        (1)           (1)
Anatole                                  $606           95.19%     $  7,000(5)  5.690%(5)  12/1/2027(5)
Paddock Club--Gainsville                 $803           97.73%     $     --(5)        (5)           (5)
Cooper's Hawk                            $683           98.08%     $     --(6)        (6)           (6)
Hunter's Ridge at Deerwood               $634           96.43%     $     --(7)        (7)           (7)
Lakeside                                 $617           97.36%     $     --(3)        (3)           (3)
Paddock Club--Jacksonville I, II&
  III                                    $747           90.23%     $     --(8)        (8)           (8)
Paddock Club--Mandarin                   $781           93.06%     $     --(1)        (1)           (1)
St. Augustine                            $578           94.00%     $     --(6)        (6)           (6)
Woodbridge at the Lake                   $640           96.28%     $     --(1)        (1)           (1)
Woodhollow                               $614           96.44%     $  9,579     7.500%      9/1/2002
Paddock Club--Lakeland                   $683           91.16%     $     --(8)        (8)           (8)
Savannahs at James Landing               $621           96.48%     $     --(6)        (6)           (6)
Paddock Park--Ocala I                    $641           86.50%     $  6,805     7.500%     10/1/2008
Paddock Park--Ocala II                   $690           91.43%     $     --(1)        (1)           (1)
Paddock Club--Panama City                $775           80.31%     $     --(5)        (5)           (5)
Paddock Club--Tallahassee I              $721           94.79%     $     --(1)        (1)           (1)
Paddock Club--Tallahassee II             $718           94.64%     $  4,671     8.500%      4/1/2036
Belmere                                  $680           95.71%     $     --(3)        (3)           (3)
Links at Carrollwood                     $691           94.35%     $  5,607     8.750%      2/1/2003
                                         ----          ------      --------
                                         $680           94.26%     $ 33,662
                                         ----          ------      --------


                                                                                                         APPROXI-
                                                                                                           MATE         AVERAGE
                                                                                 YEAR                    RENTABLE         UNIT
                                                                 YEAR         MANAGEMENT     NUMBER        AREA           SIZE
             PROPERTY                      LOCATION            COMPLETED      COMMENCED     OF UNITS   (SQUARE FT.)   (SQUARE FT.)
-----------------------------------  ---------------------   -------------   ------------   --------   ------------   ------------
High Ridge                           Athens, GA                       1987        1997          160        186,560       1,166
Bradford Pointe                      Augusta, GA                      1986        1997          192        156,288         814
Shenandoah Ridge                     Augusta, GA                   1975/84        1994          272        222,768         819
Westbury Creek                       Augusta, GA                      1984        1997          120        107,040         892
Fountain Lake                        Brunswick, GA                    1983        1997          110        129,800       1,180
Park Walk                            College Park, GA                 1985        1997          124        112,716         909
Whisperwood Spa and Club             Columbus, GA            1980/86/88/98        1997        1,008      1,220,688       1,211
Willow Creek                         Columbus, GA                  1968/78        1997          285        246,810         866
Terraces at Fieldstone               Conyers, GA                      1999        1998          316        351,076       1,111
Whispering Pines I                   LaGrange, GA                     1982        1997          120        123,960       1,033
Whispering Pines II                  LaGrange, GA                     1984        1997           96         99,168       1,033
Westbury Springs                     Lilburn, GA                      1983        1997          150        137,700         918
Austin Chase                         Macon, GA                        1996        1997          256        292,864       1,144
The Vistas                           Macon, GA                        1985        1997          144        153,792       1,068
Georgetown Grove                     Savannah, GA                     1997        1998          220        239,800       1,090
Island Retreat                       St. Simons Island, GA            1978        1998          112        129,584       1,157
Wildwood I                           Thomasville, GA                  1980        1997          120        123,960       1,033
Wildwood II                          Thomasville, GA                  1984        1997           96         99,168       1,033
Hidden Lake I                        Union City, GA                   1985        1997          160        171,200       1,070
Hidden Lake II                       Union City, GA                   1987        1997          160        171,200       1,070
Three Oaks I                         Valdosta, GA                     1983        1997          120        123,960       1,033
Three Oaks II                        Valdosta, GA                     1984        1997          120        123,960       1,033
Huntington Chase                     Warner Robins, GA                1997        2000          200        218,400       1,092
Southland Station I                  Warner Robins, GA                1987        1997          160        186,720       1,167
Southland Station II                 Warner Robins, GA                1990        1997          144        168,048       1,167
Terraces at Towne Lake               Woodstock, GA                    1998        1997          264        286,968       1,087
Terraces at Towne Lake II            Woodstock, GA                    1999        1998          238        272,986       1,147
                                                                                             ------     ----------       -----
                                                                                              5,467      5,857,184       1,071
                                                                                             ------     ----------       -----
Fairways at Hartland                 Bowling Green, KY                1996        1997          240        251,280       1,047
Paddock Club Florence                Florence, KY                     1994        1997          200        207,000       1,035
Lakepointe                           Lexington, KY                    1986        1994          118         90,624         768
Mansion, The                         Lexington, KY                    1989        1994          184        138,736         754
Village, The                         Lexington, KY                    1987        1994          252        182,700         725
Stonemill Village                    Louisville, KY                   1985        1994          384        324,096         844
                                                                                             ------     ----------       -----
                                                                                              1,378      1,194,436         867
                                                                                             ------     ----------       -----

                                                                            ENCUMBRANCES AT
                                       AVERAGE        AVERAGE              DECEMBER 31, 2000
                                       RENT PER      OCCUPANCY     ---------------------------------
                                       UNIT AT          % AT       MORTGAGE
                                     DECEMBER 31,   DECEMBER 31,   PRINCIPAL   INTEREST    MATURITY
             PROPERTY                    2000           2000        (000'S)      RATE        DATE
-----------------------------------  ------------   ------------   ---------   --------   ----------
High Ridge                               $779           93.13%     $     --(3)        (3)           (3)
Bradford Pointe                          $565           94.27%     $  4,760(5)  5.790%(5)   6/1/2028(5)
Shenandoah Ridge                         $500           90.07%     $     --(3)        (3)           (3)
Westbury Creek                           $574           99.17%     $  3,072     7.594%     11/1/2024
Fountain Lake                            $704           88.18%     $  2,887     7.750%      4/1/2024
Park Walk                                $673           98.39%     $  3,291     6.370%     11/1/2025
Whisperwood Spa and Club                 $666           91.96%     $     --(1)        (1)           (1)
Willow Creek                             $517           96.84%     $     --(3)        (3)           (3)
Terraces at Fieldstone                   $829           94.62%     $     --(1)        (1)           (1)
Whispering Pines I                       $584           92.50%     $  2,662     7.750%      1/1/2023
Whispering Pines II                      $589           89.58%     $  2,435     6.150%     12/1/2024
Westbury Springs                         $708           97.33%     $  4,119     7.500%      7/1/2023
Austin Chase                             $681           99.22%     $     --(7)        (7)           (7)
The Vistas                               $608           97.22%     $  3,952     6.230%      3/1/2028
Georgetown Grove                         $730           98.64%     $ 10,411     7.750%      7/1/2037
Island Retreat                           $722           91.96%     $  3,318     7.215%      3/1/2003
Wildwood I                               $500           97.50%     $  1,991     7.500%     12/1/2020
Wildwood II                              $536           94.79%     $  1,952     6.573%      7/1/2024
Hidden Lake I                            $694           95.00%     $  4,385     6.340%     12/1/2026
Hidden Lake II                           $672           95.63%     $     --(3)        (3)           (3)
Three Oaks I                             $532           92.50%     $  2,750     7.500%      2/1/2022
Three Oaks II                            $557           93.33%     $  2,834     6.259%      7/1/2024
Huntington Chase                         $695           95.50%     $  9,504     6.850%     11/1/2008
Southland Station I                      $662           99.38%     $     --(3)        (3)           (3)
Southland Station II                     $675           97.92%     $     --(1)        (1)           (1)
Terraces at Towne Lake                   $845           94.70%     $ 15,067     8.250%      1/1/2037
Terraces at Towne Lake II                $852           94.12%     $     --(1)        (1)           (1)
                                         ----          ------      --------
                                         $667           94.62%     $ 79,390
                                         ----          ------      --------
Fairways at Hartland                     $609           92.50%     $     --(1)        (1)           (1)
Paddock Club Florence                    $751           92.00%     $  9,563     7.250%      2/1/2036
Lakepointe                               $582           99.15%     $     --(3)        (3)           (3)
Mansion, The                             $586           95.11%     $     --(1)        (1)           (1)
Village, The                             $611           91.27%     $     --(3)        (3)           (3)
Stonemill Village                        $599           97.66%     $     --(2)        (2)           (2)
                                         ----          ------      --------
                                         $622           94.56%     $  9,563
                                         ----          ------      --------


                                                                                                         APPROXI-
                                                                                                           MATE         AVERAGE
                                                                                 YEAR                    RENTABLE         UNIT
                                                                 YEAR         MANAGEMENT     NUMBER        AREA           SIZE
             PROPERTY                      LOCATION            COMPLETED      COMMENCED     OF UNITS   (SQUARE FT.)   (SQUARE FT.)
-----------------------------------  ---------------------   -------------   ------------   --------   ------------   ------------
Canyon Creek                         St. Louis, MO                    1983        1994          320        312,320         976
                                                                                             ------     ----------       -----
Riverhills                           Grenada, MS                      1972        1985           96         81,984         854
Advantages, The                      Jackson, MS                      1984        1991          252        199,080         790
Crosswinds                           Jackson, MS                   1988/89        1996          360        443,160       1,231
Pear Orchard                         Jackson, MS                      1985        1994          389        338,430         870
Reflection Pointe                    Jackson, MS                      1986        1988          296        254,856         861
Somerset                             Jackson, MS                      1980        1995          144        126,864         881
Woodridge                            Jackson, MS                      1987        1988          192        175,104         912
                                                                                             ------     ----------       -----
                                                                                              1,729      1,619,478         937
                                                                                             ------     ----------       -----
Hermitage at Beechtree               Cary, NC                         1988        1997          194        169,750         875
Corners, The                         Winston-Salem, NC                1982        1993          240        173,520         723
                                                                                             ------     ----------       -----
                                                                                                434        343,270         791
                                                                                             ------     ----------       -----
Fairways at Royal Oak                Cincinnati, OH                   1988        1994          214        214,428       1,002
                                                                                             ------     ----------       -----
Woodwinds                            Aiken, SC                        1988        1997          144        165,168       1,147
Tanglewood                           Anderson, SC                     1980        1994          168        140,784         838
Paddock Club--Columbia               Columbia, SC                  1989/95        1997          336        367,584       1,094
The Fairways                         Columbia, SC                     1992        1994          240        213,840         891
Highland Ridge                       Greenville, SC                   1984        1995          168        143,976         857
Howell Commons                       Greenville, SC                1986/88        1997          348        292,668         841
Paddock Club--Greenville             Greenville, SC                   1996        1997          208        212,160       1,020
Park Haywood                         Greenville, SC                   1983        1993          208        156,832         754
Spring Creek                         Greenville, SC                   1985        1995          208        182,000         875
Runaway Bay                          Mt. Pleasant, SC                 1988        1995          208        177,840         855
Park Place                           Spartanburg, SC                  1987        1997          184        195,224       1,061
                                                                                             ------     ----------       -----
                                                                                              2,420      2,248,076         929
                                                                                             ------     ----------       -----
Steeplechase                         Chattanooga, TN                  1986        1991          108         98,604         913
Windridge                            Chattanooga, TN                  1984        1997          174        238,728       1,372
Oaks, The                            Jackson, TN                      1978        1993          100         87,500         875
Post House Jackson                   Jackson, TN                      1987        1989          150        163,650       1,091
Post House North                     Jackson, TN                      1987        1989          144        144,720       1,005
Williamsburg Village                 Jackson, TN                      1987        1994          148        121,360         820

                                                                            ENCUMBRANCES AT
                                       AVERAGE        AVERAGE              DECEMBER 31, 2000
                                       RENT PER      OCCUPANCY     ---------------------------------
                                       UNIT AT          % AT       MORTGAGE
                                     DECEMBER 31,   DECEMBER 31,   PRINCIPAL   INTEREST    MATURITY
             PROPERTY                    2000           2000        (000'S)      RATE        DATE
-----------------------------------  ------------   ------------   ---------   --------   ----------
Canyon Creek                             $577           94.69%     $     --(2)        (2)           (2)
                                         ----          ------      --------
Riverhills                               $402           90.63%     $     --
Advantages, The                          $487           95.24%     $     --(2)        (2)           (2)
Crosswinds                               $626           93.06%     $     --(3)        (3)           (3)
Pear Orchard                             $589           85.86%     $     --(3)        (3)           (3)
Reflection Pointe                        $594           88.51%     $  5,882(5)  5.940%(5)  12/1/2027(5)
Somerset                                 $527           96.53%     $     --(3)        (3)           (3)
Woodridge                                $542           94.79%     $  4,615     6.500%     10/1/2027
                                         ----          ------      --------
                                         $562           91.32%     $ 10,497
                                         ----          ------      --------
Hermitage at Beechtree                   $705           96.91%     $     --(3)        (3)           (3)
Corners, The                             $574           96.25%     $  3,954     7.850%     6/15/2003
                                         ----          ------      --------
                                         $632           96.54%     $  3,954
                                         ----          ------      --------
Fairways at Royal Oak                    $652           91.59%     $     --(3)        (3)           (3)
                                         ----          ------      --------
Woodwinds                                $633           96.53%     $  3,428     8.840%      6/1/2005
Tanglewood                               $546           95.24%     $  2,316     7.600%    11/15/2002
Paddock Club--Columbia                   $698           90.48%     $     --(1)        (1)           (1)
The Fairways                             $631           93.33%     $  7,523     8.500%      3/1/2033
Highland Ridge                           $526           89.29%     $     --(9)        (9)           (9)
Howell Commons                           $537           99.43%     $     --(3)        (3)           (3)
Paddock Club--Greenville                 $717           89.42%     $     --(2)        (2)           (2)
Park Haywood                             $570           95.67%     $     --(3)        (3)           (3)
Spring Creek                             $549           90.87%     $     --(9)        (9)           (9)
Runaway Bay                              $722           98.56%     $     --(9)        (9)           (9)
Park Place                               $630           97.83%     $     --(3)        (3)           (3)
                                         ----          ------      --------
                                         $617           94.30%     $ 13,267
                                         ----          ------      --------
Steeplechase                             $589           96.30%     $     --(3)        (3)           (3)
Windridge                                $686           95.40%     $  5,299     6.314%     12/1/2024
Oaks, The                                $540           98.00%     $     --(2)        (2)           (2)
Post House Jackson                       $617           93.33%     $  5,002     8.170%     10/1/2027
Post House North                         $632           94.44%     $  3,375     5.980%      9/1/2025
Williamsburg Village                     $556           95.95%     $     --(3)        (3)           (3)


                                                                                                         APPROXI-
                                                                                                           MATE         AVERAGE
                                                                                 YEAR                    RENTABLE         UNIT
                                                                 YEAR         MANAGEMENT     NUMBER        AREA           SIZE
             PROPERTY                      LOCATION            COMPLETED      COMMENCED     OF UNITS   (SQUARE FT.)   (SQUARE FT.)
-----------------------------------  ---------------------   -------------   ------------   --------   ------------   ------------
Woods at Post House                  Jackson, TN                      1997        1995          122        118,950         975
Crossings                            Memphis, TN                      1973        1991           80         90,000       1,125
Eastview                             Memphis, TN                      1973        1984          432        356,400         825
Gleneagles                           Memphis, TN                      1975        1990          184        189,520       1,030
Greenbrook                           Memphis, TN                      1980        1988        1,031        934,086         906
Hickory Farm                         Memphis, TN                      1985        1994          200        150,200         751
Kirby Station                        Memphis, TN                      1978        1994          371        310,156         836
Lincoln on the Green                 Memphis, TN                   1988/98        1994          618        535,188         866
Park Estate                          Memphis, TN                      1974        1977           82         96,924       1,182
Reserve at Dexter Lake I             Memphis, TN                      1999        1998          252        262,332       1,041
River Trace I                        Memphis, TN                      1981        1997          244        205,692         843
River Trace II                       Memphis, TN                      1985        1997          196        165,228         843
Savannah Creek                       Memphis, TN                      1989        1996          204        237,048       1,162
Sutton Place                         Memphis, TN                      1991        1996          253        268,686       1,062
Paddock Club--Murfreesboro           Murfreesboro, TN                 1999        1998          240        268,800       1,120
Brentwood Downs                      Nashville, TN                    1986        1994          286        220,220         770
Park at Hermitage                    Nashville, TN                    1987        1995          440        392,480         892
                                                                                             ------     ----------       -----
                                                                                              6,059      5,656,472         934
                                                                                             ------     ----------       -----
Balcones Woods                       Austin, TX                       1983        1997          384        313,728         817
Stassney Woods                       Austin, TX                       1985        1995          288        248,832         864
Travis Station                       Austin, TX                       1987        1995          304        249,888         822
Celery Stalk                         Dallas, TX                       1978        1994          410        374,740         914
Courtyards at Campbell               Dallas, TX                       1986        1998          232        168,200         725
Deer Run                             Dallas, TX                       1985        1998          304        206,720         680
Lodge at Timberglen                  Dallas, TX                       1983        1994          260        226,200         870
Westborough Crossing                 Katy, TX                         1984        1994          274        197,280         720
Highwood                             Plano, TX                        1983        1998          196        156,800         800
Cypresswood Court                    Spring, TX                       1984        1994          208        160,576         772
Green Tree Place                     Woodlands, TX                    1984        1994          200        152,200         761
                                                                                             ------     ----------       -----
                                                                                              3,060      2,455,164         802
                                                                                             ------     ----------       -----
Township                             Hampton, VA                      1987        1995          296        248,048         838
                                                                                             ------     ----------       -----
  TOTAL COMPLETED AND OWNED PROPER-
    TIES                                                                                     29,621     28,062,672         947
                                                                                             ------     ----------       -----

                                                                            ENCUMBRANCES AT
                                       AVERAGE        AVERAGE              DECEMBER 31, 2000
                                       RENT PER      OCCUPANCY     ---------------------------------
                                       UNIT AT          % AT       MORTGAGE
                                     DECEMBER 31,   DECEMBER 31,   PRINCIPAL   INTEREST    MATURITY
             PROPERTY                    2000           2000        (000'S)      RATE        DATE
-----------------------------------  ------------   ------------   ---------   --------   ----------
Woods at Post House                      $659           97.54%     $  5,223     7.250%      9/1/2035
Crossings                                $715           95.00%     $     --(2)        (2)           (2)
Eastview                                 $543           92.36%     $ 11,593     7.320%      4/1/2009
Gleneagles                               $603           97.28%     $     --(2)        (2)           (2)
Greenbrook                               $574           91.17%     $     --(4)        (4)           (4)
Hickory Farm                             $566           93.00%     $     --(2)        (2)           (2)
Kirby Station                            $607           94.88%     $     --(3)        (3)           (3)
Lincoln on the Green                     $686           91.75%     $     --(8)        (8)           (8)
Park Estate                              $786           90.24%     $     --(4)        (4)           (4)
Reserve at Dexter Lake I                 $795           79.76%     $     --(5)        (5)           (5)
River Trace I                            $546           96.31%     $  5,544     7.500%      2/1/2022
River Trace II                           $586           94.39%     $  5,498     6.380%      2/1/2026
Savannah Creek                           $644           97.55%     $     --(3)        (3)           (3)
Sutton Place                             $628           93.68%     $     --(3)        (3)           (3)
Paddock Club--Murfreesboro               $792           92.50%     $     --(1)        (1)           (1)
Brentwood Downs                          $680           97.90%     $     --(1)        (1)           (1)
Park at Hermitage                        $615           92.95%     $  7,540     5.790%      2/1/2019
                                         ----          ------      --------
                                         $627           93.18%     $ 49,074
                                         ----          ------      --------
Balcones Woods                           $743           98.44%     $  8,396     7.630%     11/1/2003
Stassney Woods                           $634          100.00%     $  4,470     6.600%      4/1/2019
Travis Station                           $602           97.70%     $  3,955     6.600%      4/1/2019
Celery Stalk                             $676           92.44%     $  8,460     9.006%     12/1/2004
Courtyards at Campbell                   $668           97.41%     $     --(1)        (1)           (1)
Deer Run                                 $625           93.75%     $     --(1)        (1)           (1)
Lodge at Timberglen                      $657           96.15%     $  4,740     9.006%     12/1/2004
Westborough Crossing                     $539           97.08%     $  3,958     9.006%     12/1/2004
Highwood                                 $687           97.45%     $     --(4)        (4)           (4)
Cypresswood Court                        $562           98.56%     $  3,330     9.006%     12/1/2004
Green Tree Place                         $615           95.50%     $  3,180     9.006%     12/1/2004
                                         ----          ------      --------
                                         $642           96.60%     $ 40,489
                                         ----          ------      --------
Township                                 $649           95.27%     $ 10,800(5)  5.780%(5)   2/1/2028(5)
                                         ----          ------      --------
  TOTAL COMPLETED AND OWNED PROPER-
    TIES                                 $642           94.20%     $261,816
                                         ----          ------      --------


                                                                                                         APPROXI-
                                                                                                           MATE         AVERAGE
                                                                                 YEAR                    RENTABLE         UNIT
                                                                 YEAR         MANAGEMENT     NUMBER        AREA           SIZE
             PROPERTY                      LOCATION            COMPLETED      COMMENCED     OF UNITS   (SQUARE FT.)   (SQUARE FT.)
-----------------------------------  ---------------------   -------------   ------------   --------   ------------   ------------
JOINT VENTURE PROPERTIES:
Colony at South Park                 Aiken, SC                     1989/91        1997          184        174,800         950
Lane at Towne Crossing               Mesquite, TX                     1983        1994          384        277,632         723
Northwood                            Arlington, TX                    1980        1998          270        224,100         830
Walden Run                           McDonough, GA                    1997        1998          240        271,200       1,130
Woods, The                           Austin, TX                       1977        1997          278        214,060         770
Woodstream                           Greensboro, NC                   1983        1994          304        217,056         714
Cedar Mill                           Memphis, TN                   1973/86     1982/94          276        297,804       1,079
Hamilton Pointe                      Chattanooga, TN                  1989        1992          361        256,671         711
Hidden Creek                         Chattanooga, TN                  1987        1988          300        259,200         864
Lakeshore Landing                    Ridgeland, MS                    1974        1994          196        171,108         873
                                                                                             ------     ----------       -----
  TOTAL JOINT VENTURE PROPERTIES                                                              2,793      2,363,631         846
                                                                                             ------     ----------       -----
DEVELOPMENT PROPERTIES:
Kenwood Club                         Katy, TX                         2000        1999          320        318,080         994
Reserve at Dexter Lake Phase II      Memphis, TN                      2000        1999          244        257,176       1,054
Grand Reserve Lexington              Lexington, KY                    2000        1999          370        432,530       1,169
Grand View Nashville                 Nashville, TN                     N/A        1999          264        292,248       1,107
                                                                                             ------     ----------       -----
  TOTAL DEVELOPMENT PROPERTIES                                                                1,198      1,300,034       1,085
                                                                                             ------     ----------       -----
  TOTAL PROPERTIES                                                                           33,612     31,726,337         944
                                                                                             ======     ==========       =====

                                                                            ENCUMBRANCES AT
                                       AVERAGE        AVERAGE              DECEMBER 31, 2000
                                       RENT PER      OCCUPANCY     ---------------------------------
                                       UNIT AT          % AT       MORTGAGE
                                     DECEMBER 31,   DECEMBER 31,   PRINCIPAL   INTEREST    MATURITY
             PROPERTY                    2000           2000        (000'S)      RATE        DATE
-----------------------------------  ------------   ------------   ---------   --------   ----------
JOINT VENTURE PROPERTIES:
Colony at South Park                     $607           98.91%          N/A
Lane at Towne Crossing                   $568           95.57%          N/A
Northwood                                $560           97.41%          N/A
Walden Run                               $751           95.42%          N/A
Woods, The                               $753           99.64%          N/A
Woodstream                               $572           98.36%          N/A
Cedar Mill                               $595           95.29%          N/A
Hamilton Pointe                          $495           95.84%          N/A
Hidden Creek                             $502           92.33%          N/A
Lakeshore Landing                        $551           93.37%          N/A
                                         ----          ------      --------
  TOTAL JOINT VENTURE PROPERTIES         $589           96.17%     $     --
                                         ----          ------      --------
DEVELOPMENT PROPERTIES:
Kenwood Club                             $795           78.44%     $     --(5)        (5)           (5)
Reserve at Dexter Lake Phase II          $852           81.15%     $     --(5)        (5)           (5)
Grand Reserve Lexington                  $938           53.24%     $     --(5)        (5)           (5)
Grand View Nashville                     $933           63.64%     $     --(5)        (5)           (5)
                                         ----          ------      --------
  TOTAL DEVELOPMENT PROPERTIES           $881           67.95%     $     --
                                         ----          ------      --------
  TOTAL PROPERTIES                       $646           93.43%     $261,816
                                         ====          ======      ========

------------------------------

(1) Encumbered by the FNMA Credit Line, with an outstanding balance of $83.1 million with a variable interest rate of 7.218%, $65 million with a fixed rate of 7.712% and two interest rate swap agreements both for $25 million at 7.383% and 7.360% at December 31, 2000.

(2) Encumbered by a $39.6 million mortgage with a maturity of July 1, 2001 and an interest rate of 8.650%

(3) Encumbered by a $142 million loan with a maturity of March 3, 2003 and an average interest rate of 6.376%

(4) Encumbered, along with one corporate property, by a $35.8 million mortgage with a maturity of April 1, 2005 and an interest rate of 7.000%

(5) Encumbered by the AmSouth Credit Line, with an outstanding balance of $7.4 million with a variable interest rate of 8.750% at December 31, 2000.

(6) Encumbered by a $15.7 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.750%

(7) Encumbered by a $13.7 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%

(8) Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 7.040%

(9) Encumbered by a $9.6 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.090%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAA" since its initial public offering in February 1994. On March 15, 2001, the reported last sale price of the Company's common stock on the NYSE was $22.35 per share, and there were approximately 1,500 holders of record of the common stock. The Company estimates there are approximately 13,500 beneficial owners of its common stock. The following table sets forth the quarterly high and low sales prices of the Company's common stock as reported on the NYSE and the distributions declared by the Company with respect to the periods indicated.

                                                      SALES PRICES
                                                   -------------------   DIVIDENDS
                                                     HIGH       LOW      DECLARED
                                                   --------   --------   ---------
1999:
First Quarter....................................  $24.125    $20.875      $.575
Second Quarter...................................  $25.000    $21.188      $.575
Third Quarter....................................  $23.125    $21.000      $.575
Fourth Quarter...................................  $23.063    $21.438      $.575

2000:
First Quarter....................................  $23.375    $22.000      $ .58
Second Quarter...................................  $24.500    $22.375      $ .58
Third Quarter....................................  $24.875    $23.000      $ .58
Fourth Quarter...................................  $23.875    $21.250      $ .58

    The Company's annual distribution rate for 2001 with respect to its common stock is expected to be $2.34 per share. The actual distributions made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

    The Company pays a preferential regular distribution on the Series A, Series B, Series C and Series E Preferred Stock at annual rates of $2.375, $2.21875, $2.34375 and $2.375 per share, respectively. No distribution may be made on the Company's common stock unless all accrued distributions have been made with respect to each series of preferred stock. No assurance can be given that the Company will be able to maintain its distribution rate on its common stock or make required distributions with respect to the Series A, Series B, Series C, and Series E Preferred Stock.

    Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds available for distribution of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

    The Company had a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP") under which holders of common stock (and Series A, Series B, Series C and Series E Preferred Stock) could elect automatically to reinvest their distributions in additional shares of common stock and/or to make optional purchases of common stock free of brokerage commissions and charges. Shares purchased directly from the Company pursuant to the DRSPP were purchased at up to a 3% discount from their fair market value at the Company's discretion. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of common stock or repurchase common stock in the open market. In 1999, the Company implemented the Direct Stock Purchase and Distribution Reinvestment Plan (the "DSPDRP"), which has terms substantially similar to the above DRSPP, except for certain additional benefits relating to purchase of the Company's Common Stock. This plan replaced the DRSPP, whose participants were automatically enrolled in the new plan.

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

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                             2000         1999         1998         1997        1996
                                                          ----------   ----------   ----------   ----------   --------
OPERATING DATA:
  Total revenues........................................  $  224,640   $  226,322   $  215,543   $  139,116   $111,882
  Expenses:
    Property expenses...................................      83,446       84,885       79,917       52,404     42,570
    Depreciation and amortization.......................      51,844       49,903       46,021       27,737     21,443
    General and administrative..........................      14,826       14,479       11,960        6,602      6,154
    Interest............................................      50,736       48,302       45,704       28,943     25,766
    Amortization of deferred financing costs............       2,758        2,854        2,348          888        661
Gain on dispositions, net...............................      11,587       10,237          408           --      2,185
                                                          ----------   ----------   ----------   ----------   --------
Income before minority interest in operating partnership
  income and extraordinary items........................      32,617       36,136       30,001       22,542     17,473
Minority interest in operating partnership income.......      (2,626)      (2,497)      (2,254)      (2,693)    (3,213)
Extraordinary items--loss on early extinguishment of
  debt..................................................        (204)         (67)        (990)      (8,622)        --
                                                          ----------   ----------   ----------   ----------   --------
Net income..............................................      29,787       33,572       26,757       11,227     14,260
Preferred dividends.....................................      16,114       16,114       11,430        5,252        990
                                                          ----------   ----------   ----------   ----------   --------
Net income available for common shareholders............  $   13,673   $   17,458   $   15,327   $    5,975   $ 13,270
                                                          ==========   ==========   ==========   ==========   ========

PER SHARE DATA:
  Basic and diluted:
    Before extraordinary items..........................  $     0.79   $     0.93   $     0.87   $     1.05   $   1.21
    Extraordinary items.................................       (0.01)          --        (0.05)       (0.62)        --
                                                          ----------   ----------   ----------   ----------   --------
    Net income available per common share...............  $     0.78   $     0.93   $     0.82   $     0.43   $   1.21
                                                          ==========   ==========   ==========   ==========   ========
  Dividends declared....................................  $    2.325   $    2.305   $    2.225   $    2.155   $  2.065

BALANCE SHEET DATA:
  Real estate owned, at cost............................  $1,430,378   $1,396,743   $1,434,733   $1,211,693   $641,893
  Real estate owned, net................................  $1,244,475   $1,248,051   $1,315,368   $1,134,704   $592,335
  Total assets..........................................  $1,303,771   $1,298,823   $1,366,427   $1,193,870   $611,199
  Total debt............................................  $  781,089   $  744,238   $  753,427   $  632,213   $315,239
  Minority interest.....................................  $   51,383   $   56,060   $   61,441   $   62,865   $ 39,238
  Shareholders' equity..................................  $  433,993   $  463,884   $  517,299   $  461,300   $241,384
  Weighted average common shares (000's):
    Basic...............................................      17,544       18,784       18,725       13,892     10,938
    Diluted.............................................      17,597       18,808       18,770       13,955     10,983

OTHER DATA (AT END OF PERIOD):
  Market capitalization (shares and units)..............  $  634,903   $  639,095   $  670,123   $  710,175   $436,739
  Ratio of total debt to total capitalization(1)........        55.2%        53.8%        52.9%        47.1%      41.9%
  Number of properties, including ownership interest....         124          129          129          116         73
  Number of apartment units, including ownership
    interest............................................      33,612       33,901       33,831       30,579     19,280

------------------------------

(1) Total capitalization is total debt and market capitalization of preferred shares, common shares and partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2000, 1999, and 1998. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

    As of December 31, 2000, the total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by the Joint Venture was 33,612 in 124 Communities, compared to the 33,901 units in 129 Communities owned at December 31, 1999 and 33,831 in 129 Communities owned at December 31, 1998. For fully-owned properties, the average monthly rental per apartment unit, excluding units in lease-up, increased to $642 at December 31, 2000 from $610 at December 31, 1999 and $597 at December 31, 1998. For these same units, overall occupancy at December 31, 2000, 1999 and 1998 was 94.2%, 94.6% and 94.1%, respectively.

FUNDS FROM OPERATIONS

    Funds from operations ("FFO") represents net income (computed in accordance with Generally Accepted Accounting Principles, or "GAAP") excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, plus depreciation and amortization related to real estate, and adjustments for the Joint Venture to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition, which was modified during 1999. The Company adopted this definition effective January 1, 2000, and has reflected this clarification for all periods presented in the accompanying consolidated financial statements.

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

    FFO for all periods presented has been adjusted to conform with NAREIT's clarified definition discussed above. FFO decreased during 2000 by approximately $2,258,000 to $57,456,000 versus $59,714,000 in 1999 due to asset dispositions, investment in new development and additional interest expense incurred to fund share repurchases. Over the last two years, the Company has sold a total of 5,833 units under its disposition strategy, discussed earlier in this Annual Report, and reallocated the majority of the proceeds from those sales to the reduction of debt, the share repurchase program and the completion of the development pipeline, all uses which management believes have increased remaining shareholder value. For the three years ended December 31, 2000, 1999 and 1998, FFO is calculated as follows (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income available for common shareholders................  $ 13,673   $ 17,458   $15,327
Depreciation and amortization...............................    51,330     49,188    45,776
Adjustment for joint venture depreciation...................     1,210        741        --
Minority interest...........................................     2,626      2,497     2,254
Gain on dispositions, net...................................   (11,587)   (10,237)     (408)
Extraordinary items--loss on early extinguishment of debt...       204         67       990
                                                              --------   --------   -------
Funds from operations.......................................  $ 57,456   $ 59,714   $63,939
                                                              ========   ========   =======
Weighted average shares and units:
  Basic.....................................................    20,498     21,794    21,717
  Diluted...................................................    20,551     21,817    21,764

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999

    During 2000 the Company completed development of 1,173 total apartment units in 2 new communities and 4 existing communities, sold 9 communities containing 1,902 total units and purchased 2 communities containing 440 units.

    Property revenues for 2000 decreased by approximately $1,682,000 due primarily to decreases of (i) $6,710,000 due to the sale of 10 properties to the BRE/MAAC Associates, L.L.C. joint venture ("Joint Venture") in 1999,
(ii) $5,241,000 from the sale of the Hidden Oaks, Sailwinds at Lake Magdalene and Regency Club apartments ("1999 Dispositions") in 1999, and (iii) $6,913,000 from the sale or exchange of the Pine Trails, MacArthur Ridge, Clearbrook Village, Winchester Square, McKellar Woods, Whispering Oaks, Riverwind, 2000 Wynnton and Hollybrook apartments ("2000 Dispositions") in 2000. These decreases were partially offset by increases of (i) $8,993,000 from the development communities, (ii) $2,441,000 from the purchase of the Huntington Chase and Indigo Point apartments ("2000 Acquisitions") in 2000, and (iii) $5,748,000 from the communities owned throughout both periods.

    Property revenues in 2000 included approximately $787,000 of ancillary income from an agreement made with an internet service provider. This agreement was terminated early in 2001. The Company is currently seeking an agreement with an alternative service provider; however, in 2001, the income from this ancillary product line is expected to be substantially less than that earned in 2000.

    Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. As a percentage of total property revenues, property operating expenses decreased from 37.9% in 1999 to 37.5% in 2000. The majority of the decrease is due to utility expenses that dropped from 4.1% of property revenues in 1999 to 3.4% in 2000 as the Company continued to see savings from its program to submeter units for water usage. Property operating expenses for 2000 decreased by approximately $1,439,000 due primarily to decreases of (i) $2,755,000 from the sale of 10 properties to the Joint Venture in 1999, (ii) $2,578,000 from the 1999 Dispositions, and (iii) $3,018,000 from the 2000 Dispositions. These decreases were partially offset by increases of
(i) $3,502,000 due to the development communities, (ii) $992,000 due to the 2000 Acquisitions, and (iii) $2,418,000 due to the communities owned throughout both periods.

    Depreciation and amortization expense increased by approximately $1,941,000 primarily due to (i) $494,000 from the 2000 Acquisitions, (ii) $3,538,000 from the development communities, and

(iii) $2,355,000 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $1,623,000 due to the sale of 10 properties to the Joint Venture in 1999, (ii) $1,426,000 due to the 1999 Dispositions, and (iii) $1,397,000 due to the 2000 Dispositions. Amortization of costs in excess of fair value of net assets ("goodwill") acquired was $312,000 and $849,000, for 2000 and 1999, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations. The decrease is primarily related to reduction of goodwill originally recorded in connection with the Flournoy Development Company ("Flournoy") acquisition, a large portion of which was written-off in June 1999 when the development and construction assets were sold back to the former Flournoy principals. Amortization of deferred financing costs was $2,758,000 and $2,854,000 for 2000 and 1999, respectively.

    General and administrative expense increased 2.4% or $347,000 as compared to the prior year. The most significant items contributing to the increase were health insurance costs, which increased $126,000 due to recent increasing premiums and claims experience, and airplane costs, which increased $230,000 due to unusually high repair and maintenance experienced during the current year coupled with other travel costs while the repairs were being made. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects general and administrative costs to sustain inflationary level increases over the next year.

    Interest expense increased approximately $2,434,000 due primarily to increased average borrowings related to the funding of the development pipeline and the higher short term interest rate environment experienced during the early quarters of 2000, which increased the cost of the Company's variable rate debt. As the interest rate environment improved near the end of 2000, the Company locked the rate on 86% of all outstanding debt versus 76% at December 31, 1999. The Company's average borrowing cost at December 31, 2000 was 7.14% as compared to 7.06% on December 31, 1999. The average maturity on the Company's debt was
10.9 years at December 31, 2000.

    For the year ended December 31, 2000, the Company recorded a net gain on disposition of assets totaling $11,587,000 primarily related to the disposition of the nine properties during the year of which two were non-taxable exchanges.

    In 2000, the Company recorded an extraordinary loss of approximately $204,000, net of minority interest, from the early extinguishment of debt related to the property dispositions during the year.

    As a result of the foregoing, income before minority interest and extraordinary items for the year ended December 31, 2000 decreased by $3,519,000 over 1999

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

    During 1999 the Company sold 10 apartment communities containing 2,793 apartment units to the Joint Venture and retained a 33.33% ownership interest and continued to manage the units for a fee of 4% of revenue. The Company also completed development of 1,277 total apartment units in 7 new communities and 2 existing communities and sold three communities containing 1,138 units.

    Total property revenues for 1999 increased by $11,375,000 due primarily to increases of (i) $6,424,000 from the 8 communities acquired in 1998 and owned throughout 1999, (ii) $12,113,000 from the development communities, and
(iii) $4,587,000 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $9,687,000 due to the sale of 10 properties to the Joint Venture in 1999, and (ii) $2,062,000 from the sales of Redford Park apartments in 1998 and the Hidden Oaks, Sailwinds at Lake Magdalene and Regency Club apartments in 1999.

    Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. As a percentage of property revenues, property operating expenses increased from 37.6% in 1998 to 37.9% in 1999. The majority of the increase is related to increased real estate taxes. Reappraisals in some of the Company's markets, coupled with changes in tax rates in Shelby County, Tennessee, and the annexation of three of the Company's properties in the City of Memphis were the principal causes of the increase. Certain other expenses contributed to the increase in operating expenses, including initial lease-up costs for the development properties, and expenses associated with certain fires and wind damage occurring during the year. Personnel costs remained flat as a percentage of rental revenues from 1998 to 1999. In 1999 building repairs and maintenance costs decreased to 4.6% of rental revenues as compared to 4.8% in 1998 primarily as a result of the Company's significant investment of capital for the last two years to reposition 7,600 units acquired in the 1997 FDC acquisition. Also in 1999, utilities costs decreased to 4.1% of rental revenue as compared to 4.5% for the same period in 1998 mainly due to continued savings from the Company's program to submeter units for water usage. Property operating expenses for 1999 increased by $4,968,000 due primarily to
(i) $2,637,000 from the 8 communities acquired in 1998 and owned throughout 1999, (ii) $4,290,000 from the development communities completed during 1998 and 1999 and (iii) $2,530,000 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $3,609,000 due to the sale of 10 properties to the Joint Venture in 1999 and (ii) $880,000 from the sale of Redford Park Apartments in 1998 and the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999.

    Depreciation and amortization expense increased by $3,882,000 primarily due to (i) $1,448,000 from the 8 communities acquired in 1998 and owned throughout 1999, (ii) $2,232,000 from the development communities completed during 1998 and 1999, and (iii) $1,661,000 from the communities owned throughout both periods. These increases were partially offset by decreases of (i) $1,793,000 due to the sale of 10 properties to the Joint Venture in 1999, and (ii) $291,000 from the sale of Redford Park Apartments in 1998 and the sale of Hidden Oaks Apartments, Sailwinds at Lake Magdalene Apartments and Regency Club Apartments in 1999. Amortization of costs in excess of fair value of net assets acquired was $849,000 and $1,474,000, for 1999 and 1998, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations. The decrease is due to the write off of goodwill in connection with the sale of FDC during 1999. Amortization of deferred financing costs was $2,854,000 and $2,348,000 for 1999 and 1998, respectively. The majority of the increase is due to additional financing costs related to the restructuring of the AmSouth Credit Line and the addition of the new FNMA Credit Line.

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

    For the year ended December 31, 1999, the Company recorded a net gain on disposition of assets totaling $10,237,000 comprised of the following transactions:

                                                              GAIN (LOSS)
                                                              -----------
Gain on sale of ten communities sold to Joint Venture,
  net of deferred gain of $4,581,000........................  $ 9,264,000
Gain on sale of three communities...........................    5,004,000
Loss on sale of FDC.........................................   (4,031,000)
                                                              -----------
                                                              $10,237,000
                                                              ===========

    The Company recorded an extraordinary loss of $67,000, net of minority interest, for 1999 related to the early extinguishment of the mortgage for Eastview Apartments.

    As a result of the foregoing, income before minority interest and extraordinary items for the year ended December 31, 1999 increased $6,135,000 over the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

    During 2000, the Company invested $53,389,000 in the development pipeline, reduced from the $71,563,000 during 1999. The Company expects to fund an additional $17,000,000 during 2001 to complete the entire $300,000,000 pipeline began in 1997.

    The following table summarizes the Company's remaining communities in various stages of lease-up, construction, development, and pre-development as of December 31, 2000 (Dollars in 000's):

                                                                                          ANTICIPATED   ANTICIPATED   ANTICIPATED
                                                         TOTAL     BUDGETED    COSTS TO     FINISH        INITIAL       STABIL-
                                          LOCATION       UNITS       COST        DATE        DATE        OCCUPANCY      IZATION
                                        -------------   --------   ---------   --------   -----------   -----------   -----------
COMPLETED COMMUNITIES
IN LEASE-UP:
Grand Reserve Lexington...............  Lexington, KY     370       $33,355    $32,500      2Q 2000       4Q 1999       3Q 2001
Reserve at Dexter Lake II.............  Memphis, TN       244        16,743     16,536      4Q 2000       1Q 2000       2Q 2001
Kenwood Club..........................  Katy, TX          320        18,243     18,243      2Q 2000       1Q 2000       2Q 2001
                                                          ---       -------    -------
  TOTAL COMPLETED COMMUNITIES.........                    934       $68,341    $67,279
                                                          ===       =======    =======

DEVELOPMENT COMMUNITIES
IN LEASE-UP:
Grande View...........................  Nashville, TN     433       $36,217    $33,465      1Q 2001       2Q 2000       1Q 2002
                                                          ---       -------    -------
                                                          433        36,217     33,465
                                                          ---       -------    -------

UNDER CONSTRUCTION
Reserve at Dexter Lake III............  Memphis, TN       244        16,869      3,206      4Q 2001       2Q 2001       3Q 2002
                                                          ---       -------    -------
                                                          244        16,869      3,206
                                                          ---       -------    -------
TOTAL DEVELOPMENT COMMUNITIES.........                    677       $53,086    $36,671
                                                          ===       =======    =======

    Capital improvements to existing properties totaled $17,469,000 for the year ended December 31, 2000, as compared to $34,377,000 for 1999. The 1999 expenditures included significant costs for repositioning 1999 acquisitions and remaining cost for the properties acquired in connection with the Flournoy acquisition.

    Actual capital expenditures for property improvements during 2000 are summarized below:

(IN 000'S)
Recurring capital at stabilized properties..................  $12,697
Revenue enhancing projects at stabilized properties.........    3,973
Capital improvements to pre-stabilized properties...........      164
Corporate overhead capital improvements.....................      635
                                                              -------
                                                              $17,469
                                                              =======

    Net cash used in financing activities decreased from $107,209,000 during the year ended December 31, 1999 to $42,199,000 during 2000. During 2000, the Company borrowed an additional funding of $27,048,000 under its Credit Facilities and notes payable combined, mainly used to fund the development pipeline and share repurchases. Also during 2000, the Company used a net of $3,356,000 to repurchase common shares, and distributed a total of $63,201,000 to Common Unitholders, common shareholders, and preferred shareholders.

    As of December 31, 2000, the Company had a $295,000,000 secured credit facility with FNMA (the "FNMA Facility") which matures in 2009. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA mortgage backed security rate on the date of renewal, which has historically approximated 3 month LIBOR less a spread ranging from .05%-.10%, plus a fee of .67% based on the outstanding borrowings. Borrowings under the FNMA Facility totaled $198,070,000 at December 31, 2000, consisting of $65,000,000 under the fixed portion at a rate of 7.712% and the remaining $133,070,000 under the variable rate portion of the facility. The proceeds from draws under the FNMA Facility were primarily used to pay down other credit lines and fund development.

    Additionally, the Company maintains an $85,000,000 secured credit facility with a group of banks led by AmSouth Bank, and a $10,000,000 unsecured credit facility with Compass Bank. As of December 31, 2000, the Company had $7,432,000 and $10,000,000 outstanding under these credit facilities, respectively.

    The two secured credit facilities are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed. The total amount that could be borrowed under the Credit Lines at December 31, 2000 was approximately $268,500,000.

    At December 31, 2000, the Company had outstanding three interest rate swap agreements, totaling $75 million to lock the interest rate on a portion of the Company's variable rate debt. At December 31, 2000, the Company had
$75.5 million (after considering the interest rate swaps) of conventional floating rate debt at an average interest rate of 7.218% and an additional
$32 million of tax-free variable rate debt at an average rate of 5.812%; all other debt was fixed rate term debt at an average interest rate of 7.19%.

    The weighted average interest rate and weighted average maturity at December 31, 2000 for the $781.1 million of total notes payable were 7.14% and
10.9 years, respectively.

    The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Code.

    The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, potential joint venture transactions and the Credit Lines.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company adopted FAS 133, as amended, on January 1, 2001. The adoption did not impact its results of operations, cash flows or financial position.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, future development, anticipated growth rates of revenues and expenses, and anticipated share repurchases. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 2000, 55% of the Company's total capitalization consisted of borrowings. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for trading purposes. Approximately 86% of the Company's outstanding debt was subject to fixed rates with a weighted average of 7.2% at December 31, 2000. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments.

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date (Dollars in 000's).

                                                                                                   TOTAL                   FAIR
                                            2001       2002       2003       2004       2005     THEREAFTER    TOTAL      VALUE
                                          --------   --------   --------   --------   --------   ----------   --------   --------
Long-term Debt
  Fixed Rate............................  $44,236    $16,111    $166,294   $75,536    $40,492     $256,101    $598,770   $605,125
  Average interest rate.................     8.46%      7.33%       6.57%     7.64%      7.11%        7.22%       7.18%
  Variable Rate*........................  $10,000    $ 7,432    $     --   $    --    $    --     $164,887    $182,319   $182,319
  Average interest rate.................     7.88%      8.75%       0.00%     0.00%      0.00%        6.95%       7.07%
Interest Rate Swaps
  Variable to Fixed.....................  $    --    $    --    $ 25,000   $    --    $25,000     $ 25,000    $ 75,000   $ (2,200)
    Average pay rate....................                            7.17%                7.38%        7.36%       7.30%

------------------------------

*   Excluding the effect of interest rate swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-28 of this Annual Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

 1.  Independent Auditors' Report................................     F-1
     Consolidated Balance Sheets as of December 31, 2000 and
       1999......................................................     F-2
     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998..........................     F-3
     Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 2000, 1999 and 1998..............     F-4
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998..........................     F-5
     Notes to Consolidated Financial Statements for the years
       ended December 31, 2000, 1999 and 1998....................     F-6
 2.  Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 14:
     Schedule III--Real Estate Investments and Accumulated
       Depreciation as of December 31, 2000......................    F-28
 3.  The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports
       by the registrant and are herein incorporated by
       reference.

       EXHIBIT
       NUMBERS          EXHIBIT DESCRIPTION
---------------------   -------------------
      3.1+              Amended and Restated Charter of Mid-America Apartment
                        Communities, Inc. dated as of January 10, 1994, as filed
                        with the Tennessee Secretary of State on January 25, 1994
      3.2******         Articles of Amendment to the Charter of Mid-America
                        Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28,
                        1994
      3.3**             Mid-America Apartment Communities, Inc. Articles of
                        Amendment to the Amended and Restated Charter Designating
                        and Fixing the Rights and Preferences of A Series of
                        Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996

       EXHIBIT
       NUMBERS          EXHIBIT DESCRIPTION
---------------------   -------------------
      3.4+              Mid-America Apartment Communities, Inc. Articles of
                        Amendment to the Amended and Restated Charter dated
                        November 17, 1997, as filed with the Tennessee Secretary of
                        State on November 18, 1997
      3.5***            Mid-America Apartment Communities, Inc. Articles of
                        Amendment to the Amended and Restated Charter Designating
                        and Fixing the Rights and Preferences of A Series of
                        Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997
      3.6+              Mid-America Apartment Communities, Inc. Articles of
                        Amendment to the Amended and Restated Charter dated
                        December 15, 1997, as filed with the Tennessee Secretary of
                        State on December 31, 1997
      3.7+              Bylaws of Mid-America Apartment Communities, Inc.
      3.8++             Mid-America Apartment Communities, Inc. Articles of
                        Amendment to the Amended and Restated Charter dated
                        June 25, 1998, as filed with the Tennessee Secretary of
                        State on June 30, 1998
      3.9++++           Mid-America Apartment Communities, Inc. Articles of
                        Amendment to the Amended and Restated Charter dated December
                          , 1998, as filed with the Tennessee Secretary of State on
                        December 28, 1998
      4.1+              Form of Common Share Certificate
      4.2****           Form of 9.5% Series A Cumulative Preferred Stock Certificate
      4.3*****          Form of 8 7/8% Series B Cumulative Preferred Stock
                        Certificate
      4.4+++            Form of 9.375% Series C Cumulative Preferred Stock
                        Certificate
      4.5++++           Form of 9.5% Series E Cumulative Preferred Stock Certificate
      4.6++++           Shareholders' Rights Plan dated March 1, 1999
     10.1+              Second Amended and Restated Agreement of Limited Partnership
                        of Mid-America Apartments, L.P., a Tennessee limited
                        partnership
     10.2+++++          Employment Agreement between the Registrant and George E.
                        Cates dated December   , 1999
     10.3+++++          Employment Agreement between the Registrant and H. Eric
                        Bolton dated December   , 1999
     10.4+++++          Employment Agreement between the Registrant and Simon R.C.
                        Wadsworth dated December   , 1999
     10.5#              Third Amended and Restated 1994 Restricted Stock and Stock
                        Option Plan
     10.6++++           Revolving Credit Agreement between the Registrant and
                        AmSouth Bank dated March 16, 1998
     10.7+++++          Sixth Amendment to Revolving Credit Agreement between the
                        Registrant and AmSouth Bank dated November 12, 1999
     10.8               Seventh Amendment to Revolving Credit Agreement between the
                        Registrant and AmSouth Bank dated July 21, 2000
     10.9+++++          Master Credit Facility Agreement between the Registrant and
                        WMF Washington Mortgage Corp. dated November 10, 1999
     10.10+             Note Purchase Agreement of the Operating Partnership and the
                        Registrant and Prudential Insurance Company of America
     10.11+             Amendment 1 to Note Purchase Agreement of the Operating
                        Partnership and the Registrant and Prudential Insurance
                        Company of America

       EXHIBIT
       NUMBERS          EXHIBIT DESCRIPTION
---------------------   -------------------
     11.1               Statement re: computation of per share earnings (included
                        within the Form 10-K)
     12.1               Statement re: computation of ratios (definition of ratios
                        used are disclosed as footnotes on the related table(s)
                        within the Form 10-K)
     21.1               List of Subsidiaries
     23.1               Consent of KPMG LLP

------------------------

     ** Filed as Exhibit 1 to the Registrant's Registration Statement on
        Form 8-A filed with the Commission on October 11, 1996

    *** Filed as Exhibit 4.1 to the Registrant's Registration Statement on
        Form 8-A filed with the Commission on November 19, 1997

   **** Filed as Exhibit 3 to the Registrant's Registration Statement on
        Form 8-A filed with the Commission on October 11, 1996

  ***** Filed as Exhibit 4.3 to the Registrant's Registration Statement on
        Form 8-A filed with the Commission on November 19, 1997

 ****** Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1996

      + Filed as an exhibit to the 1997 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1997

     ++ Filed as Exhibit 4.3 to the Registrant's Registration Statement on
        Form 8-A filed with the Commission on June 25, 1998

    +++ Filed as Exhibit 4.2 to the Registrant's Registration Statement on
        Form 8-A filed with the Commission on June 25, 1998

   ++++ Filed as an exhibit to the 1998 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1998

  +++++ Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999

     # Filed as an exhibit to the Registrant's Proxy Statement for the 2000
       Annual Meeting of Shareholders

(b) Reports on Form 8-K

    The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2000:

        FORM            EVENTS REPORTED                                            DATE OF REPORT
---------------------   ---------------                                            --------------
         8-K            Announcement of conference call to discuss third quarter
                          2000 results...........................................     10/12/00
         8-K            Response to peer announcement related to current market
                          conditions.............................................     10/26/00
         8-K            Third quarter 2000 conference call transcript with third
                          quarter 2000 earnings release and supplemental data....     11/03/00

(c) Exhibits:

    See Item 14(a)(3) above.

(d) Financial Statement Schedules:

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: March 27, 2001                                        /s/ GEORGE E. CATES
                                                            -----------------------------------------
                                                            George E. Cates
                                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                            OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 27, 2001                               /s/ GEORGE E. CATES
                                                   ------------------------------------------------
                                                   George E. Cates
                                                   Chairman of the Board and Chief Executive Officer
                                                   (Principal Executive Officer)

Date: March 27, 2001                               /s/ SIMON R.C. WADSWORTH
                                                   ------------------------------------------------
                                                   Simon R.C. Wadsworth
                                                   Executive Vice President
                                                   (Principal Financial and Accounting Officer)

Date: March 27, 2001                               /s/ H. ERIC BOLTON
                                                   ------------------------------------------------
                                                   H. Eric Bolton
                                                   President and Chief Operating Officer

Date: March 27, 2001                               /s/ JOHN F. FLOURNOY
                                                   ------------------------------------------------
                                                   John F. Flournoy
                                                   Director

Date: March 27, 2001                               /s/ ROBERT F. FOGELMAN
                                                   ------------------------------------------------
                                                   Robert F. Fogelman
                                                   Director

Date: March 27, 2001                               /s/ JOHN S. GRINALDS
                                                   ------------------------------------------------
                                                   John S. Grinalds
                                                   Director

Date: March 27, 2001                               /s/ O. MASON HAWKINS
                                                   ------------------------------------------------
                                                   O. Mason Hawkins
                                                   Director

Date: March 27, 2001                               /s/ RALPH HORN
                                                   ------------------------------------------------
                                                   Ralph Horn
                                                   Director

Date: March 27, 2001                               /s/ MICHAEL S. STARNES
                                                   ------------------------------------------------
                                                   Michael S. Starnes
                                                   Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

    We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule III: Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company as of December 31, 2000 and 1999, and the results of the their operations and their cash flows for each of the years in the three-year period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Memphis, Tennessee
February 23, 2001

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS:
REAL ESTATE ASSETS:
  Land......................................................  $  124,867   $  119,823
  Buildings and improvements................................   1,231,603    1,172,780
  Furniture, fixtures and equipment.........................      29,094       28,238
  Construction in progress..................................      28,523       58,840
                                                              ----------   ----------
                                                               1,414,087    1,379,681
  Less accumulated depreciation.............................    (183,652)    (146,611)
                                                              ----------   ----------
                                                               1,230,435    1,233,070
  Land held for future development..........................       1,366        1,710
  Commercial properties, net................................       5,044        5,217
  Investment in and advances to real estate joint venture...       7,630        8,054
                                                              ----------   ----------
    REAL ESTATE ASSETS, NET.................................   1,244,475    1,248,051
Cash and cash equivalents...................................      16,095       14,092
Restricted cash.............................................      17,472       12,537
Deferred financing costs, net...............................       9,700       10,272
Other assets................................................      16,029       13,871
                                                              ----------   ----------
    TOTAL ASSETS............................................  $1,303,771   $1,298,823
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Notes payable.............................................  $  781,089   $  744,238
  Accounts payable..........................................       1,740        2,122
  Accrued expenses and other liabilities....................      26,589       23,199
  Security deposits.........................................       4,611        4,739
  Deferred gain on disposition of properties................       4,366        4,581
                                                              ----------   ----------
    TOTAL LIABILITIES AND DEFERRED GAIN.....................     818,395      778,879
MINORITY INTEREST...........................................      51,383       56,060
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 20,000,000 shares
    authorized, $173,470,750 or $25 per share liquidation
    preference:
    2,000,000 shares at 9.5% Series A Cumulative............          20           20
    1,938,830 shares at 8.875% Series B Cumulative..........          19           19
    2,000,000 shares at 9.375% Series C Cumulative..........          20           20
    1,000,000 shares at 9.5% Series E Cumulative............          10           10
  Common stock, $.01 par value authorized 50,000,000 shares;
    issued 17,506,968 and 17,971,960 shares at December 31,
    2000 and 1999, respectively.............................         175          180
  Additional paid-in capital................................     551,809      562,547
  Other.....................................................      (1,171)      (1,053)
  Accumulated distributions in excess of net income.........    (116,889)     (89,869)
  Treasury stock at cost, 355,900 shares at December 31,
    1999....................................................          --       (7,990)
                                                              ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY..............................     433,993      463,884
                                                              ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $1,303,771   $1,298,823
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Rental revenues...........................................  $219,039   $221,342   $210,256
  Other property revenues...................................     3,493      2,872      2,583
                                                              --------   --------   --------
  Total property revenues...................................   222,532    224,214    212,839
  Interest and other income.................................     1,526      1,388        863
  Management and development income, net....................       739        751      1,841
  Equity in loss of real estate joint venture...............      (157)       (31)        --
                                                              --------   --------   --------
  Total revenues............................................   224,640    226,322    215,543
                                                              --------   --------   --------
Expenses:
  Property operating expenses:
    Personnel...............................................    24,268     25,239     24,053
    Building repairs and maintenance........................     9,701     10,107     10,030
    Real estate taxes and insurance.........................    25,021     24,561     22,459
    Utilities...............................................     7,635      9,119      9,376
    Landscaping.............................................     6,027      5,634      5,009
    Other operating.........................................    10,794     10,225      8,990
    Depreciation and amortization...........................    51,844     49,903     46,021
                                                              --------   --------   --------
                                                               135,290    134,788    125,938
  General and administrative................................    14,826     14,479     11,960
  Interest expense..........................................    50,736     48,302     45,704
  Amortization of deferred financing costs..................     2,758      2,854      2,348
                                                              --------   --------   --------
  Total expenses............................................   203,610    200,423    185,950
                                                              --------   --------   --------
Income before gain on dispositions, minority interest in
  operating partnership income and extraordinary items......    21,030     25,899     29,593
                                                              --------   --------   --------
Gain on dispositions, net...................................    11,587     10,237        408
                                                              --------   --------   --------
Income before minority interest in operating partnership
  income and extraordinary items............................    32,617     36,136     30,001
Minority interest in operating partnership income...........     2,626      2,497      2,254
                                                              --------   --------   --------
Income before extraordinary items...........................    29,991     33,639     27,747
                                                              --------   --------   --------
Extraordinary items--loss on early extinguishment of debt...      (204)       (67)      (990)
                                                              --------   --------   --------
Net income..................................................    29,787     33,572     26,757
Dividends on preferred shares...............................    16,114     16,114     11,430
                                                              --------   --------   --------
Net income available for common shareholders................  $ 13,673   $ 17,458   $ 15,327
                                                              ========   ========   ========
Net income available per common share:
Basic (in thousands):
  Average common shares outstanding.........................    17,544     18,784     18,725
                                                              ========   ========   ========
Basic earnings per share:
  Net income available per common share before extraordinary
    items...................................................  $   0.79   $   0.93   $   0.87
  Extraordinary items.......................................     (0.01)        --      (0.05)
                                                              --------   --------   --------
  Net income available per common share.....................  $   0.78   $   0.93   $   0.82
                                                              ========   ========   ========
Diluted (in thousands):
  Average common shares outstanding.........................    17,544     18,784     18,725
  Effect of dilutive stock options..........................        53         24         45
                                                              --------   --------   --------
  Average dilutive common shares outstanding................    17,597     18,808     18,770
                                                              ========   ========   ========
Diluted earnings per share:
  Net income available per common share before extraordinary
    items...................................................  $   0.79   $   0.93   $   0.87
  Extraordinary items.......................................     (0.01)        --      (0.05)
                                                              --------   --------   --------
  Net income available per common share.....................  $   0.78   $   0.93   $   0.82
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                                 ACCUMULATED
                                             PREFERRED STOCK         COMMON STOCK       ADDITIONAL              DISTRIBUTIONS
                                           --------------------   -------------------    PAID-IN                IN EXCESS OF
                                            SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      OTHER      NET INCOME
                                           ---------   --------   --------   --------   ----------   --------   -------------
BALANCE DECEMBER 31, 1997................    3,939       $39       18,479      $185      $500,492    $(1,045)     $ (38,371)
Issuance of common shares................       --        --          308         4         7,953         --             --
Issuance of Series C preferred shares....    2,000        20           --        --        48,060         --             --
Issuance of Series E preferred shares....    1,000        10           --        --        24,735         --             --
Exercise of stock options................       --        --            5        --           129         --             --
Notes receivable issued for units (Note
  9).....................................       --        --           --        --            --     (1,458)            --
Amortization of LESOP Provision employee
  advances (Note 9)......................       --        --           --        --            --        145             --
Shares issued in exchange for units......       --        --           86        --         1,785         --             --
Amortization of unearned compensation....       --        --           --        --            --        121             --
Dividends on common stock ($2.20 per
  share).................................       --        --           --        --            --         --        (40,832)
Dividends on preferred stock.............       --        --           --        --            --         --        (11,430)
Net income...............................       --        --           --        --            --         --         26,757
                                             -----       ---       ------      ----      --------    -------      ---------
BALANCE DECEMBER 31, 1998................    6,939        69       18,878       189       583,154     (2,237)       (63,876)
Repurchase of common shares (Note 8).....       --        --       (1,118)      (11)      (25,072)        --             --
Issuance of common shares................       --        --          154         2         3,516         --             --
Exercise of stock options................       --        --           --        --            27         --             --
Notes receivable issued for shares (Note
  9).....................................       --        --            9        --            --       (100)            --
Payments received on notes receivable
  (Note 9)...............................       --        --           --        --            --        343             --
Amortization of LESOP Provision employee
  advances (Note 9)......................       --        --           --        --            --        447             --
Shares issued in exchange for units......       --        --           49        --           922         --             --
Amortization of unearned compensation....       --        --           --        --            --        494             --
Dividends on common stock ($2.30 per
  share).................................       --        --           --        --            --         --        (43,451)
Dividends on preferred stock.............       --        --           --        --            --         --        (16,114)
Net income...............................       --        --           --        --            --         --         33,572
                                             -----       ---       ------      ----      --------    -------      ---------
BALANCE DECEMBER 31, 1999................    6,939        69       17,972       180       562,547     (1,053)       (89,869)
Retire treasury stock....................       --        --         (356)       (4)       (7,986)        --             --
Repurchase of common shares (Note 8).....       --        --         (259)       (3)       (6,087)        --             --
Issuance of common shares................       --        --           60         1         1,371         --             --
Exercise of stock options................       --        --            1        --            22         --             --
Restricted shares issued to officers and
  directors (Note 9).....................       --        --           16        --           359       (359)            --
Notes receivable issued for shares (Note
  9).....................................       --        --           53         1         1,218       (206)            --
Amortization of LESOP Provision employee
  advances (Note 9)......................       --        --           --        --            --        327             --
Shares issued in exchange for units......       --        --           20        --           365         --             --
Amortization of unearned compensation....       --        --           --        --            --        120             --
Dividends on common stock ($2.32 per
  share).................................       --        --           --        --            --         --        (40,693)
Dividends on preferred stock.............       --        --           --        --            --         --        (16,114)
Net income...............................       --        --           --        --            --         --         29,787
                                             -----       ---       ------      ----      --------    -------      ---------
BALANCE DECEMBER 31, 2000................    6,939       $69       17,507      $175      $551,809    $(1,171)     $(116,889)
                                             =====       ===       ======      ====      ========    =======      =========


                                           TREASURY
                                            STOCK      TOTAL
                                           --------   --------
BALANCE DECEMBER 31, 1997................   $   --    $461,300
Issuance of common shares................       --       7,957
Issuance of Series C preferred shares....       --      48,080
Issuance of Series E preferred shares....       --      24,745
Exercise of stock options................       --         129
Notes receivable issued for units (Note
  9).....................................       --      (1,458)
Amortization of LESOP Provision employee
  advances (Note 9)......................       --         145
Shares issued in exchange for units......       --       1,785
Amortization of unearned compensation....       --         121
Dividends on common stock ($2.20 per
  share).................................       --     (40,832)
Dividends on preferred stock.............       --     (11,430)
Net income...............................       --      26,757
                                            ------    --------
BALANCE DECEMBER 31, 1998................       --     517,299
Repurchase of common shares (Note 8).....   (7,990)    (33,073)
Issuance of common shares................       --       3,518
Exercise of stock options................       --          27
Notes receivable issued for shares (Note
  9).....................................       --        (100)
Payments received on notes receivable
  (Note 9)...............................       --         343
Amortization of LESOP Provision employee
  advances (Note 9)......................       --         447
Shares issued in exchange for units......       --         922
Amortization of unearned compensation....       --         494
Dividends on common stock ($2.30 per
  share).................................       --     (43,451)
Dividends on preferred stock.............       --     (16,114)
Net income...............................       --      33,572
                                            ------    --------
BALANCE DECEMBER 31, 1999................   (7,990)    463,884
Retire treasury stock....................    7,990          --
Repurchase of common shares (Note 8).....       --      (6,090)
Issuance of common shares................       --       1,372
Exercise of stock options................       --          22
Restricted shares issued to officers and
  directors (Note 9).....................       --          --
Notes receivable issued for shares (Note
  9).....................................       --       1,013
Amortization of LESOP Provision employee
  advances (Note 9)......................       --         327
Shares issued in exchange for units......       --         365
Amortization of unearned compensation....       --         120
Dividends on common stock ($2.32 per
  share).................................       --     (40,693)
Dividends on preferred stock.............       --     (16,114)
Net income...............................       --      29,787
                                            ------    --------
BALANCE DECEMBER 31, 2000................   $   --    $433,993
                                            ======    ========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                                2000       1999        1998
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $29,787    $  33,572   $  26,757
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................   54,602       52,757      48,369
    Amortization of unearned stock compensation.............      120          494         121
    Equity in loss of real estate joint venture.............      157           31          --
    Minority interest in operating partnership income.......    2,626        2,497       2,254
    Extraordinary items.....................................      204           67         990
    Gain on dispositions, net...............................  (11,587)     (10,237)       (408)
    Changes in assets and liabilities:
      Restricted cash.......................................   (4,935)      (3,300)      4,115
      Other assets..........................................   (2,475)      (4,591)      1,044
      Accounts payable......................................     (382)      (4,459)        786
      Accrued expenses and other liabilities................    3,175        8,325      (4,031)
      Security deposits.....................................     (128)        (178)        408
                                                              -------    ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............   71,164       74,978      80,405
                                                              -------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of real estate assets...........................  (14,799)          --     (63,732)
  Improvements to properties................................  (17,469)     (34,377)    (32,336)
  Construction of units in progress and future
    development.............................................  (53,389)     (71,563)   (107,963)
  Proceeds from disposition of real estate assets...........   58,428      134,977       5,424
  Proceeds from sale of development and construction
    assets..................................................       --       18,134          --
  Proceeds from (advances to) real estate joint venture.....      267       (8,085)         --
                                                              -------    ---------   ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......  (26,962)      39,086    (198,607)
                                                              -------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in credit lines................................  (32,393)      56,389      71,789
  Proceeds from notes payable...............................   75,000       11,760     232,799
  Principal payments on notes payable.......................  (15,559)     (75,989)   (210,571)
  Payment of deferred financing costs.......................   (2,186)      (3,420)     (7,097)
  Repurchase of common stock................................   (6,090)     (33,073)         --
  Proceeds from issuances of common shares and units........    2,734        3,549       9,586
  Proceeds from issuance of preferred shares................       --           --      72,825
  Redemption of unitholder interests........................       --           --        (150)
  Distributions to unitholders..............................   (6,898)      (6,860)     (6,285)
  Dividends paid on common shares...........................  (40,693)     (43,451)    (40,832)
  Dividends paid on preferred shares........................  (16,114)     (16,114)    (11,430)
                                                              -------    ---------   ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......  (42,199)    (107,209)    110,634
                                                              -------    ---------   ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    2,003        6,855      (7,568)
                                                              -------    ---------   ---------
Cash and cash equivalents, beginning of period..............   14,092        7,237      14,805
                                                              -------    ---------   ---------
Cash and cash equivalents, end of period....................  $16,095    $  14,092   $   7,237
                                                              =======    =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $50,277    $  49,375   $  45,607
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Assumption of debt related to property acquisitions.......  $ 9,559    $      --   $  26,231
  Conversion of units for common shares.....................  $   365    $     922   $   1,785
  Issuance of units related to property acquisitions........  $    --    $      --   $   1,911
  Issuance of advances in exchange for common shares and
    units...................................................  $   238    $     100   $   1,458
  Interest capitalized......................................  $ 3,730    $   3,967   $   4,265

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND FORMATION OF THE COMPANY

    Mid-America Apartment Communities, Inc. ("Mid-America") is a self-administrated and self-managed real estate investment trust which owns, develops, constructs, acquires and operates multifamily apartment communities mainly in the southeastern United States, and in Texas. The company owns and operates 114 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the "Operating Partnership") and its subsidiary, Mid-America Capital Partners, L.P. ("MACP"). MACP is a special purpose entity established in 1997 to issue first mortgage bonds. The Company also owns a 33.33% interest in a real estate joint venture which owns 10 apartment communities, for which the Company provides management services. From the period November 1997 through June 1999, the company conducted third party property management, construction and development activities through its service corporation, Flournoy Development Corporation.

BASIS OF PRESENTATION

    The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, MACP, and all other subsidiaries ("the Company"). The Company owns 51% to 100% of all consolidated subsidiaries. The Company uses the equity method of accounting for its investments in 20 to 50 percent-owned entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

MINORITY INTEREST

    Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership ("Operating Partnership Units"). Mid-America is the sole general partner of the Operating Partnership. Net income is allocated to the minority interest based on their respective ownership percentage of the Operating Partnership. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the minority interest and Mid-America. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and minority interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

    The Company's Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2000, 1999 and 1998 was allocated approximately 16.3%, 15.6% and 15.6%, respectively, to holders of Operating Partnership Units and 83.7%, 84.4% and 84.4%, respectively, to Mid-America.

USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company leases multifamily residential apartments under operating leases with terms of one year or less. Rental and other revenues are recorded when earned.

RENTAL COSTS

    Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and "grand openings" are capitalized and amortized over their estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

CASH AND CASH EQUIVALENTS

    The Company considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

    Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

REAL ESTATE ASSETS AND DEPRECIATION

    Real estate assets are carried at depreciated cost. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

    In conjunction with acquisitions of properties, the Company's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

    Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

    The Company records all gains and losses on real estate in accordance with SFAS No. 66. The total gain for the period ended December 31, 2000, 1999 and 1998 was approximately $11,587,000, $10,237,000 and $408,000, respectively.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheet as "construction in progress" during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs ceases upon the transfer, and the assets are depreciated over their estimated useful lives. Total interest capitalized during 2000, 1999 and 1998 was $3,730,000, $3,967,000 and $4,265,000, respectively.

LAND HELD FOR FUTURE DEVELOPMENT

    Real estate held for future development consists primarily of sites intended for future multifamily developments.

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

DEFERRED COSTS AND OTHER INTANGIBLES

    Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method. Cost in excess of fair value of net assets acquired is amortized using the straight-line method over 30 years.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk or as protection to hedge the interest

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) rate risk of the Company's variable rate debt by locking the effective rate on portions of the outstanding lines of credit.

    For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as interest rates change. If a swap is terminated prior to maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company adopted FAS 133, as amended, on January 1, 2001. The adoption did not impact the Company's results of operations, cash flows or financial position.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with 2000 presentation. The reclassifications had no effect on net income available for common shareholders.

2.  SALE OF DEVELOPMENT, CONSTRUCTION AND FEE MANAGEMENT BUSINESSES

    On June 30, 1999, the Company sold its development, construction and fee management businesses back to the principals of Flournoy Development Company ("Flournoy"). The Company received net proceeds of $18.1 million for these assets and recorded a net loss of approximately $4.0 million, relating mainly to the write-off of goodwill related to the original purchase transaction. In the transaction, Flournoy reacquired the development businesses, related fixed assets including single family development, land and property held for sale, and the fee management business of 5,131 tax credit apartment units. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline which was estimated to be approximately $17 million at December 31, 2000.

3.  REAL ESTATE JOINT VENTURE

    The Company currently owns a 33.3% interest in a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone") which was formed in 1999 when the Company sold 10 apartment communities containing 2,793 apartment units to the Joint Venture for $97.9 million. The Company made an initial investment and advances to the Joint Venture totaling approximately
$8 million and manages the communities for a fee of 4% of revenues.

    The Company recognized a gain of approximately $9.0 million and deferred gains for the Company's retained interest of approximately $4.8 million. The Joint Venture had a total of $106 million of undepreciated gross assets and $88 million of liabilities at December 31, 2000.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4.  BORROWINGS

    The Company maintains an $85 million securitized credit facility with a group of banks led by AmSouth Bank (the "Amsouth Credit Line"). The Amsouth Credit Line bears an interest rate of LIBOR plus a spread ranging from 1.35% to 1.75% (1.35% at December 31, 2000) based on certain quarterly coverage calculations established by the agreement. This credit line expires in May 2002 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2000, the Company had $7.4 million outstanding on the AmSouth Credit Line and had another
$31.8 million available to be borrowed under the agreement.

    The Company also maintains a $295 million secured credit facility with FNMA (the "FNMA Facility") which matures in 2009. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA mortgage backed security rate on the date of renewal, which has historically approximated three month LIBOR less a spread ranging from .05%-.10%, plus a fee of .67%. Borrowings under the FNMA Facility totaled $198.1 million at December 31, 2000, consisting of $65 million under the fixed portion at a rate of 7.712% and the remaining $133.1 million under the variable rate portion of the facility. During 2000, the Company entered into two interest rate swap agreements, totaling $50 million to lock the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facility at approximately 7.4%. The FNMA Facility is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. The total amount available under these calculations was outstanding as of December 31, 2000.

    The Company also had outstanding at December 31, 2000 a $10 million unsecured short-term note payable with Compass Bank, which matures in May 2001.

    At December 31, 2000, the Company had $75.5 million (after considering the interest rate swaps) variable rate debt outstanding at an average interest rate of 7.2% and an additional $32 million of tax-free variable rate debt outstanding at an average rate of 5.812%; all other debt was fixed at an average interest rate of 7.19%.

    During 2000, the Company paid off a portion of its note payable to Prudential Mortgage, which is secured by several properties. The payment was related to the disposition of one of the properties securing the note, and the Company incurred a prepayment penalty of approximately $204,000, net of minority interest, related to the early extinguishment of the mortgage which is included in "Extraordinary items--loss on early extinguishment of debt" in the accompanying financial statements.

    The Company had approximately $565.6 million and $570.8 million at December 31, 2000 and 1999, respectively, outstanding under various mortgage notes and bonds payable secured by real estate assets.

    The Company had outstanding $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of 26 mortgaged properties, with a net book value of $201 million at December 31, 2000.

    During 1999, the Company paid certain borrowings prior to maturity and incurred prepayment costs of $67,000, net of minority interest, related to the early extinguishment. During 1998, the Company refinanced certain notes payable and refunded certain bonds incurring prepayment costs totaling $990,000, net of minority interest, related to the early extinguishment. For 1999 and 1998, these costs are included in "Extraordinary items--loss on early extinguishment of debt" in the accompanying financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4.  BORROWINGS (CONTINUED)
    As of December 31, 2000, the Company estimated that the weighted average interest rate on the Company's debt was 7.14% with an average maturity of
10.9 years.

    The following table summarizes the Company's indebtedness at December 31, 2000.

                                           ACTUAL       AVERAGE INTEREST
                                       INTEREST RATES         RATE         MATURITY      2000       1999
                                       --------------   ----------------   ---------   --------   --------
Fixed Rate:
  Taxable............................  6.376-9.006%       7.369%           2001-2037    $504.3     $442.6
  Tax-exempt.........................  5.281-7.594%       6.162%           2008-2028      94.5       96.3
  Interest rate swaps................  7.170-7.383%       7.300%           2003-2006      75.0       25.0
                                                                                        ------     ------
                                                                                        $673.8     $563.9
                                                                                        ------     ------
Variable Rate:
  Taxable............................     7.218%          7.218%             2009       $ 75.5     $148.4
  Tax-exempt.........................  5.690-5.980%       5.812%           2025-2028      31.8       31.9
                                                                                        ------     ------
                                                                                        $107.3     $180.3
                                                                                        ------     ------
                                                                                        $781.1     $744.2
                                                                                        ======     ======

    Scheduled principal repayments on the borrowings at December 31, 2000 are as follows (dollars in thousands):

YEAR                                     AMORTIZATION   BALLOON PAYMENTS    TOTAL
----                                     ------------   ----------------   --------
2001...................................    $  4,694         $ 49,544       $ 54,238
2002...................................       4,721           18,822         23,543
2003...................................       4,473          161,821        166,294
2004...................................       4,368           71,168         75,536
2005...................................       4,193           36,299         40,492
Thereafter.............................     168,716          252,270        420,986
                                           --------         --------       --------
                                           $191,165         $589,924       $781,089
                                           ========         ========       ========

    The Company's indebtedness includes various restrictive financial covenants. The Company believes that it was in compliance with these covenants as of December 31, 2000.

5.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

    Fixed rate notes payable at December 31, 2000 and 1999 total $673.8 million and $563.9 million, respectively, and have an estimated fair value of $678.71 million and $541.5 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2000 and 1999. The carrying value of variable rate notes payable at December 31, 2000 and 1999 total $107.3 million and $180.3 million, respectively, which reasonably

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

5. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS (CONTINUED) approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates.

    The Company has three interest rate swap agreements for $25 million notional amount each which were outstanding as of December 31, 2000. The Company estimates that at December 31, 2000, the combined fair market value of all the interest rate swaps outstanding was $(2.2) million.

    The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

    The Company had total expenses related to operating leases for the years ended December 31, 2000, 1999, and 1998 of $407,000, $256,000, and $138,000,
respectively.

    The Company's commitments for the next five years under operating lease agreements outstanding at December 31, 2000 are as follows:

YEAR
----
2001........................................................  $  587,971
2002........................................................     587,971
2003........................................................     587,971
2004........................................................     342,919
2005........................................................     257,189
                                                              ----------
Total.......................................................  $2,364,021
                                                              ==========

7.  INCOME TAXES

    No provision for federal income taxes has been made in the accompanying consolidated financial statements. The Company has made an election to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Code. As a REIT, the Company generally is not subject to Federal income tax to the extent it distributes 95% (through December 31, 1999 and 90% thereafter) of its REIT taxable income to its shareholders and meets certain other tests relating to the number of shareholders, types of assets and allocable income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to the Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7.  INCOME TAXES (CONTINUED)
    Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 1999 and 1998 and the estimated taxability for 2000:

                                                           2000       1999       1998
                                                         --------   --------   --------
Per common share
  Ordinary income......................................   $1.31      $1.40      $1.28
  Capital gains........................................     .25        .18         --
  Return of capital....................................     .76        .72        .92
                                                          -----      -----      -----
  Total................................................   $2.32      $2.30      $2.20
                                                          =====      =====      =====

8.  SHAREHOLDERS' EQUITY

SERIES A PREFERRED STOCK

    Series A Cumulative Preferred Stock ("Series A Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. The Company issued has outstanding 2,000,000 Series A Preferred shares for which it received net proceeds of $47.8 million. On and after November 1, 2001, the Series A Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

SERIES B PREFERRED STOCK

    Series B Cumulative Preferred Stock ("Series B Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly. The Company issued has outstanding 1,938,830 Series B Preferred shares for which it received net proceeds of $46.6 million. On and after December 1, 2002, the Series B Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

SERIES C PREFERRED STOCK

    Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.34375 per share, payable quarterly. The Company has outstanding 2,000,000 Series C Preferred shares for which it received net proceeds of $48.1 million. On and after June 30, 2003, the Series C Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.  SHAREHOLDERS' EQUITY (CONTINUED)
SERIES D PREFERRED STOCK--SHAREHOLDERS RIGHTS PLAN

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

SERIES E PREFERRED STOCK

    Series E Cumulative Preferred Stock ("Series E Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. The Company has outstanding 1,000,000 Series E Preferred shares issued in a direct placement with a private investor. The Company received net proceeds of $24.7 million. In December 2003, the securities may be required by the purchaser to be redeemed by the Company in cash or common stock, at the Company's option, at the then market price. The Series E Preferred Stock is equal in rank with the Company's other series of Preferred Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

DIRECT STOCK PURCHASE AND DISTRIBUTION REINVESTMENT PLAN

    In January 1999 the Company adopted the DSPDRP pursuant to which the Company's shareholders have the ability to reinvest all or part of distributions from Mid-America common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. Also, the plan provides the opportunity for shareholders to buy additional shares through an optional cash investment. This plan replaced the Company's previous Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"). The Company has registered with the Securities and Exchange Commission the offer and sale of up to 1,600,000 shares of common stock pursuant to the DSPDRP and DRSPP. Additional shares will be purchased at the market price on the "Investment Date" each month, which shall in no case be later than ten business days following the distribution payment date. Common stock shares totaling 25,242, in 2000, 111,637 in 1999, and 62,175 in 1998 were acquired by shareholders.

STOCK REPURCHASE PLAN

    In 1999, the Company's Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company's common shares. Through December 31, 2000, the Company has repurchased and retired approximately
1.7 million shares of common stock for a cost of approximately $39 million at an average price per common share of $22.56.

EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.  SHAREHOLDERS' EQUITY (CONTINUED)
number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method. The Series E Preferred Shares, which may be convertible five years from the date of issuance, are not included in the calculation because the assumed conversion would be anti-dilutive.

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998 is presented on the Consolidated Statements of Operations.

9.  EMPLOYEE BENEFIT PLANS

401(K) SAVINGS PLAN

    The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. The Company's contribution to this plan was $216,000, $204,200 and $318,200 in 2000, 1999 and 1998, respectively.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

    The Company has adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company's 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees' investment earnings under the non-qualified plan should be the same as the earning assets in the Company's 401(k) Savings Plan. The Company's match to this plan in 2000, 1999 and 1998 was $27,800, $17,300 and $19,100, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the "ESPP") provides a means for employees to purchase common stock of the Company. The Board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 2000, 1999 and 1998, the ESPP purchased 4,326, 6,721 and 5,242 shares, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

    The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the "ESOP") is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the Initial Offering. During 2000, 1999 and 1998, the Company contributed $600,400, $640,100 and $448,300, respectively, to the ESOP which purchased an additional 25,967, 28,233 and 17,156 shares, respectively.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
STOCK OPTION PLAN

    The Company has adopted the 1994 Restricted Stock and Stock Option Plan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees. The Plan provides for the grant of options to purchase a specified number of shares of common stock ("Options") or grants of restricted shares of common stock ("Restricted Stock"). The Plan also allows the Company to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the "LESOP Provision"). The Plan authorizes the issuance of 2,000,000 common shares or options to acquire shares which vest over five years. Under the terms of the Plan, the Company can advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. The Company has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, the Company will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company. The Company also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by the Company.

    As of December 31, 2000, the Company had advances outstanding relating to the Plan totaling $1,171,000, which is presented as a reduction to shareholders' equity in the accompanying consolidated balance sheets. Advances to executive officers totaled $840,000 at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2002 to 2005. Advances to key employees totaled $331,000 at interest rates ranging from 7.5%-9.0% maturing at various dates from 2002 to 2005.

    Additionally in 2000, the Company issued 5,450 restricted stock shares to current independent directors at a price of $22.1875 per share. These shares will vest in one year. The Company also issued 10,750 restricted stock shares to executive officers at a price of $22.1875. These shares will vest 10% each over the next ten years. The executive officers have the option to accelerate the vesting in lieu of bonuses.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of changes in Options to acquire shares of the Company's common stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 2000 is as follows:

                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at December 31, 1997...................    523,500        $25.40
  Granted..........................................    663,250         28.78
  Exercised........................................   (338,581)        28.28
  Forfeited........................................    (52,850)        27.81
                                                     ---------
Outstanding at December 31, 1998...................    795,319         26.87
  Granted..........................................    371,750         22.25
  Forfeited........................................   (243,800)        25.86
                                                     ---------
Outstanding at December 31, 1999...................    923,269         25.35
  Granted..........................................    401,000         22.29
  Exercised........................................    (54,350)        22.93
  Forfeited........................................    (70,325)        24.78
                                                     ---------
Outstanding at December 31, 2000...................  1,199,594         24.47
                                                     =========
Options exercisable:
  December 31, 1998................................    208,769        $23.19
  December 31, 1999................................    285,694         23.34
  December 31, 2000................................    381,744         24.25

    Exercise prices for options outstanding as of December 31, 2000 ranged from $19.75 to $29.50. The weighted average remaining contractual life of those options is 7.0 years.

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25. If the fair value method of accounting allowed under SFAS No. 123 had been used by the Company, the pro forma net income available to common shareholders would have been $13,494,000, $17,254,000, $14,681,000 for 2000, 1999 and 1998, respectively. The pro forma diluted net income available per common share would have been $0.77, $0.92 and $0.78 for 2000, 1999 and 1998, respectively. The calculation was prepared using the Black-Scholes option pricing model using the following factors: 1) risk free interest rate of 5.28% and 6.38% for 2000 and 1999, respectively, 2) expected life of 7.0 years and 7.3 years for 2000 and 1999, respectively, 3) expected volatility of 14.05% and 19.14% for 2000 and 1999, respectively, and
4) expected dividends of 10.16% for both 2000 and 1999. The weighted average fair value of all options granted during the year is $8,938,000 at a weighted average option price of $22.29 per share.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

    During 2000, the Company entered two interest rate swap agreements, each with a notional amount of $25 million, to effectively lock the interest rate on $50 million of the FNMA Credit Facility at approximately 7.4%. The swap agreements expire in September of 2005 and 2006.

    In 1998, the Company entered an interest rate swap agreement which expires on August 15, 2003 that effectively locks the interest rate the Company pays on a portion of its AmSouth Credit Line. As of December 31, 2000, $25 million notional amount was outstanding on this agreement with a fixed interest rate paid by the Company of 7.17%.

11.  RELATED PARTY TRANSACTIONS

    Pursuant to a management contract with the Joint Venture, the Company manages the operations of the 10 Joint Venture apartment communities for a fee of 4% of the revenues of the Joint Venture. The Company received approximately $737,000 and $453,000 as management fees from the Joint Venture in 2000 and 1999, respectively.

    As described in Note 2, the Company sold its development, construction and management fee business in June 1999 to a director of the Company. The director was a former principle of Flournoy, which was acquired by the Company in November 1997. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline, which is expected to be accomplished during 2001.

12.  SEGMENT INFORMATION

    At December 31, 2000, the Company owned or had an ownership interest in 124 multifamily apartment communities, including the 10 apartment communities owned by the Joint Venture, in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

    The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 2000,

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  SEGMENT INFORMATION (CONTINUED)
1999 and 1998 (in 000's): For purposes of this disclosure, multifamily revenues, net operating income and real estate assets include amounts related to the 10 properties owned by the unconsolidated Joint Venture.

                                                                2000         1999        1998
                                                             ----------   ----------   --------
Multifamily rental revenues................................  $  237,330   $  233,442   $210,591
Other multifamily revenues.................................       3,670        2,116      2,248
                                                             ----------   ----------   --------
  Segment revenues.........................................     241,000      235,558    212,839
Reconciling items to consolidated revenues:
  Joint Venture revenues...................................     (18,468)     (11,344)        --
  Management and development income, net...................         739          751      1,841
  Equity in loss of real estate joint venture..............        (157)         (31)        --
  Interest income and other revenues.......................       1,526        1,388        863
                                                             ----------   ----------   --------
    Total revenues.........................................  $  224,640   $  226,322   $215,543
                                                             ==========   ==========   ========
Multifamily net operating income...........................     149,288      145,874    132,922
Reconciling items to net income:
  Joint Venture net operating income.......................     (10,202)      (6,545)        --
  Management and development income, net...................         739          751      1,841
  Equity in loss of real estate joint venture..............        (157)         (31)        --
  Interest income and other revenues.......................       1,526        1,388        863
  Depreciation and amortization............................     (51,844)     (49,903)   (46,021)
  General and administrative expenses......................     (14,826)     (14,479)   (11,960)
  Interest expense.........................................     (50,736)     (48,302)   (45,704)
  Amortization of deferred financing costs.................      (2,758)      (2,854)    (2,348)
  Gain on dispositions, net................................      11,587       10,237        408
  Extraordinary items--loss on early extinguishment of
    debt...................................................        (204)         (67)      (990)
  Minority interest in operating partnership income........      (2,626)      (2,497)    (2,254)
  Dividends on preferred shares............................     (16,114)     (16,114)   (11,430)
                                                             ----------   ----------   --------
    Net income available for common shareholders...........  $   13,673   $   17,458   $ 15,327
                                                             ==========   ==========   ========

                                                                2000         1999
                                                             ----------   ----------
ASSETS:
Multifamily real estate assets.............................  $1,516,096   $1,480,232
Accumulated depreciation--multifamily assets...............    (189,516)    (148,839)
                                                             ----------   ----------
                                                              1,326,580    1,331,393
Reconciling items to total assets:
  Joint Venture multifamily real estate assets, net........      96,145       98,323
  Land held for future development.........................       1,366        1,710
  Commercial properties, net...............................       5,044        5,217
  Investment in and advances to real estate joint
    venture................................................       7,630        8,054
  Cash and restricted cash.................................      33,567       26,629
  Other assets.............................................      25,729       24,143
                                                             ----------   ----------
    Total Assets...........................................  $1,303,771   $1,298,823
                                                             ==========   ==========

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  SEGMENT INFORMATION (CONTINUED)

                                                                2000       1999       1998
                                                              --------   --------   --------
Multifamily expenditures for property improvements,
  acquisitions and construction.............................  $96,674    $107,508   $204,031
Less reconciling items:
  Joint Venture property improvements.......................   (1,458)     (1,568)        --
                                                              -------    --------   --------
    Total expenditures for property improvements,
      acquisitions and construction.........................  $95,216    $105,940   $204,031
                                                              =======    ========   ========

13.  SUBSEQUENT EVENTS

DECLARATION OF DIVIDEND

    The Company declared a 2000 fourth quarter common stock dividend of $0.585 per share in January 2001 to be paid January 31, 2001 to holders of record on January 24, 2001.

INTEREST RATE SWAP AGREEMENT

    In January 2001, the Company entered into an interest rate swap agreement with a notional amount of $25 million, the effect of which was to lock the interest rate on $25 million of the FNMA Credit Facility at approximately 6.2%. The swap agreement expires December 1, 2005.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31, 2000
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
Total revenues..........................................  $55,408    $55,601    $56,937    $56,694
Income before minority interest in operating partnership
  income and extraordinary item.........................  $ 7,912    $12,195    $ 5,964    $ 6,546
Minority interest in operating partnership income.......  $   540    $ 1,403    $   337    $   346
Extraordinary item, net of minority interest............  $   (56)   $  (148)   $    --    $    --
Net income available for common shareholders............  $ 3,286    $ 6,615    $ 1,599    $ 2,173

Per share:
Basic and diluted per share:
Net income available per common shares..................
  Before extraordinary item.............................  $  0.19    $  0.38    $  0.09    $  0.13
  Extraordinary item....................................       --      (0.01)        --         --
                                                          -------    -------    -------    -------
  Net income available per common share.................  $  0.19    $  0.37    $  0.09    $  0.13
                                                          =======    =======    =======    =======
Dividend declared.......................................  $ 0.580    $ 0.580    $ 0.580    $ 0.585

                                                                YEAR ENDED DECEMBER 31, 1999
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
Total revenues..........................................  $57,089    $56,362    $56,983    $55,888
Income before minority interest in operating partnership
  income and extraordinary item.........................  $ 7,512    $ 2,275    $11,445    $14,904
Minority interest in operating partnership income
  (loss)................................................  $ 1,196    $  (414)   $   917    $   798
Extraordinary item, net of minority interest............  $   (67)   $    --    $    --    $    --
Net income (loss) available for common shareholders.....  $ 6,920    $(1,340)   $ 6,500    $ 5,378

Per share:
Basic and diluted per share:
Net income available per common shares
  Before extraordinary item.............................  $  0.37    $ (0.07)   $  0.34    $  0.29
  Extraordinary item....................................       --         --         --         --
                                                          -------    -------    -------    -------
  Net income available per common share.................  $  0.37    $ (0.07)   $  0.34    $  0.29
                                                          =======    =======    =======    =======
Dividend declared.......................................  $ 0.575    $ 0.575    $ 0.575    $ 0.580

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                                    INITIAL COST             ACQUISITION
                                                                ---------------------   ---------------------
                                                                           BUILDINGS               BUILDINGS
                                                                              AND                     AND
       PROPERTY               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND      FIXTURES
----------------------  ---------------------   -------------   --------   ----------   --------   ----------
COMPLETED PROPERTIES
Eagle Ridge             Birmingham, AL            $  6,292      $    851   $    7,667     $ --     $      698
Abbington Place         Huntsville, AL                  --(1)        524        4,724       --            780
Paddock Club--          Huntsville, AL                  --(2)        830        7,470       --            811
  Huntsville I
Paddock Club--          Huntsville, AL                  --(2)        909       10,152       --             72
  Huntsville II
Paddock Club            Montgomery, AL                  --(1)        965       13,190       --            359
  Montgomery I & II
Calais Forest           Little Rock, AR                 --(1)      1,026        9,244       --          1,549
Napa Valley             Little Rock, AR                 --(3)        960        8,642       --            803
Westside Creek I        Little Rock, AR                 --(3)        616        5,559       --            614
Westside Creek II       Little Rock, AR              4,828           654        5,904       --            285
Tiffany Oaks            Altamonte Springs, FL           --(3)      1,024        9,219       --          1,279
Marsh Oaks              Atlantic Beach, FL              --(3)        244        2,829       --            718
Indigo Point            Brandon, FL                     --(4)      1,167       10,500       --            571
Paddock Club--Brandon   Brandon, FL                     --(1)      2,896       26,111       --            192
  I & II
Anatole                 Daytona Beach, FL            7,000(5)      1,227        5,879       --            755
Paddock Club--          Gainsville, FL                  --(5)      1,800       15,879       --             17
  Gainsville
Cooper's Hawk           Jacksonville, FL                --(6)        854        7,500       --            973
Hunter's Ridge at       Jacksonville, FL                --(7)      1,533       13,835       --            610
  Deerwood
Lakeside                Jacksonville, FL                --(3)      1,431       12,883      289          2,772
Paddock Club--          Jacksonville, FL                --(8)      2,294       20,750       (2)           532
  Jacksonville I,
  II & III
Paddock Club--          Jacksonville, FL                --(1)      1,410       14,967       --            180
  Mandarin
St. Augustine           Jacksonville, FL                --(6)      2,858        6,475       (1)         2,367
Woodbridge at the Lake  Jacksonville, FL                --(1)        645        5,804       --          1,438
Woodhollow              Jacksonville, FL             9,579         1,686       15,179       --          1,916

                              GROSS AMOUNT
                               CARRIED AT
                              DECEMBER 31,                                                                     LIFE USED
                                2000(11)                                                                      TO COMPUTE
                        -------------------------                                                            DEPRECIATION
                                       BUILDINGS                                                               IN LATEST
                                          AND                    ACCUMULATED                    DATE OF         INCOME
       PROPERTY             LAND        FIXTURES      TOTAL      DEPRECIATION      NET       CONSTRUCTION    STATEMENT(10)
----------------------  ------------   ----------   ----------   ------------   ----------   -------------   -------------
COMPLETED PROPERTIES
Eagle Ridge               $    851     $    8,365   $    9,216    $    (803)    $    8,413            1986     5-40
Abbington Place                524          5,504        6,028         (599)         5,429            1987     5-40
Paddock Club--                 830          8,281        9,111         (887)         8,224            1989     5-40
  Huntsville I
Paddock Club--                 909         10,224       11,133         (691)        10,442            1998     5-40
  Huntsville II
Paddock Club                   965         13,549       14,514         (747)        13,767            1999     5-40
  Montgomery I & II
Calais Forest                1,026         10,793       11,819       (2,490)         9,329            1987     5-40
Napa Valley                    960          9,445       10,405       (1,472)         8,933            1984     5-40
Westside Creek I               616          6,173        6,789         (857)         5,932            1984     5-40
Westside Creek II              654          6,189        6,843         (743)         6,100            1986     5-40
Tiffany Oaks                 1,024         10,498       11,522       (1,572)         9,950            1985     5-40
Marsh Oaks                     244          3,547        3,791         (814)         2,977            1986     5-40
Indigo Point                 1,167         11,071       12,238         (248)        11,990            1989     5-40
Paddock Club--Brandon        2,896         26,303       29,199       (2,470)        26,729         1997/99     5-40
  I & II
Anatole                      1,227          6,634        7,861       (1,435)         6,426            1986     5-40
Paddock Club--               1,800         15,896       17,696         (849)        16,847            1999     5-40
  Gainsville
Cooper's Hawk                  854          8,473        9,327       (1,833)         7,494            1987     5-40
Hunter's Ridge at            1,533         14,445       15,978       (1,274)        14,704            1987     5-40
  Deerwood
Lakeside                     1,720         15,655       17,375       (3,193)        14,182            1985     5-40
Paddock Club--               2,292         21,282       23,574       (2,185)        21,389         1989/96     5-40
  Jacksonville I,
  II & III
Paddock Club--               1,410         15,147       16,557       (1,036)        15,521            1998     5-40
  Mandarin
St. Augustine                2,857          8,842       11,699       (2,254)         9,445            1987     5-40
Woodbridge at the Lake         645          7,242        7,887       (1,649)         6,238            1985     5-40
Woodhollow                   1,686         17,095       18,781       (2,503)        16,278            1986     5-40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                                    INITIAL COST             ACQUISITION
                                                                ---------------------   ---------------------
                                                                           BUILDINGS               BUILDINGS
                                                                              AND                     AND
       PROPERTY               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND      FIXTURES
----------------------  ---------------------   -------------   --------   ----------   --------   ----------
Paddock Club--          Lakeland, FL                    --(8)      2,254       20,452       --          1,376
  Lakeland
Savannahs at James      Melbourne, FL                   --(6)        582        7,868       --          1,756
  Landing
Paddock Park--Ocala I   Ocala, FL                    6,805           901        8,177       --            994
Paddock Park--          Ocala, FL                       --(1)      1,383       12,547       --            549
  Ocala II
Paddock Club--Panama    Panama City, FL                 --(5)        898       14,276       --             29
  City
Paddock Club--          Tallahassee, FL                 --(1)        950        8,550       --            319
  Tallahassee I
Paddock Club--          Tallahassee, FL              4,671           530        4,805       --            145
  Tallahassee II
Belmere                 Tampa, FL                       --(3)        851        7,667        1          1,847
Links at Carrollwood    Tampa, FL                    5,607           817        7,355      110          2,271
High Ridge              Athens, GA                      --(3)        884        7,958       --            401
Bradford Pointe         Augusta, GA                  4,760(5)        772        6,949       --            633
Shenandoah Ridge        Augusta, GA                     --(3)        650        5,850        8          2,028
Westbury Creek          Augusta, GA                  3,072           400        3,626       --            450
Fountain Lake           Brunswick, GA                2,887           502        4,551       --            870
Park Walk               College Park, GA             3,291           536        4,859       --            306
Whisperwood Spa and     Columbus, GA                    --(1)      4,290       42,722       (4)         2,898
  Club
Willow Creek            Columbus, GA                    --(3)        614        5,523       --            869
Terraces at Fieldstone  Conyers, GA                     --(1)      1,284       15,819       --             24
Whispering Pines I      LaGrange, GA                 2,662           454        4,116       --            423
Whispering Pines II     LaGrange, GA                 2,435           370        3,354       --            277
Westbury Springs        Lilburn, GA                  4,119           665        6,038       --            532
Austin Chase            Macon, GA                       --(7)      1,409       12,687       --           (360)
The Vistas              Macon, GA                    3,952           595        5,403       --            494
Georgetown Grove        Savannah, GA                10,411         1,288       11,579       --            274
Island Retreat          St. Simons Island, GA        3,318           510        4,594       --            529

                              GROSS AMOUNT
                               CARRIED AT
                              DECEMBER 31,                                                                     LIFE USED
                                2000(11)                                                                      TO COMPUTE
                        -------------------------                                                            DEPRECIATION
                                       BUILDINGS                                                               IN LATEST
                                          AND                    ACCUMULATED                    DATE OF         INCOME
       PROPERTY             LAND        FIXTURES      TOTAL      DEPRECIATION      NET       CONSTRUCTION    STATEMENT(10)
----------------------  ------------   ----------   ----------   ------------   ----------   -------------   -------------
Paddock Club--               2,254         21,828       24,082       (2,435)        21,647         1988/90     5-40
  Lakeland
Savannahs at James             582          9,624       10,206       (1,983)         8,223            1990     5-40
  Landing
Paddock Park--Ocala I          901          9,171       10,072       (1,035)         9,037            1986     5-40
Paddock Park--               1,383         13,096       14,479       (1,497)        12,982            1988     5-40
  Ocala II
Paddock Club--Panama           898         14,305       15,203       (1,247)        13,956            2000     5-40
  City
Paddock Club--                 950          8,869        9,819       (1,000)         8,819            1990     5-40
  Tallahassee I
Paddock Club--                 530          4,950        5,480         (554)         4,926            1995     5-40
  Tallahassee II
Belmere                        852          9,514       10,366       (2,133)         8,233            1984     5-40
Links at Carrollwood           927          9,626       10,553         (987)         9,566            1980     5-40
High Ridge                     884          8,359        9,243         (930)         8,313            1987     5-40
Bradford Pointe                772          7,582        8,354         (841)         7,513            1986     5-40
Shenandoah Ridge               658          7,878        8,536       (1,984)         6,552         1975/84     5-40
Westbury Creek                 400          4,076        4,476         (481)         3,995            1984     5-40
Fountain Lake                  502          5,421        5,923         (664)         5,259            1983     5-40
Park Walk                      536          5,165        5,701         (592)         5,109            1985     5-40
Whisperwood Spa and          4,286         45,620       49,906       (4,746)        45,160   1980/86/88/98     5-40
  Club
Willow Creek                   614          6,392        7,006         (755)         6,251         1968/78     5-40
Terraces at Fieldstone       1,284         15,843       17,127         (931)        16,196            1999     5-40
Whispering Pines I             454          4,539        4,993         (523)         4,470            1982     5-40
Whispering Pines II            370          3,631        4,001         (424)         3,577            1984     5-40
Westbury Springs               665          6,570        7,235         (727)         6,508            1983     5-40
Austin Chase                 1,409         12,327       13,736         (941)        12,795            1996     5-40
The Vistas                     595          5,897        6,492         (664)         5,828            1985     5-40
Georgetown Grove             1,288         11,853       13,141       (1,096)        12,045            1997     5-40
Island Retreat                 510          5,123        5,633         (392)         5,241            1978     5-40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                                    INITIAL COST             ACQUISITION
                                                                ---------------------   ---------------------
                                                                           BUILDINGS               BUILDINGS
                                                                              AND                     AND
       PROPERTY               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND      FIXTURES
----------------------  ---------------------   -------------   --------   ----------   --------   ----------
Wildwood I              Thomasville, GA              1,991           438        3,971       --            311
Wildwood II             Thomasville, GA              1,952           372        3,372       --            186
Hidden Lake I           Union City, GA               4,385           675        6,128       --            641
Hidden Lake II          Union City, GA                  --(3)        621        5,587       --            243
Three Oaks I            Valdosta, GA                 2,750           462        4,188       --            544
Three Oaks II           Valdosta, GA                 2,834           460        4,170       --            260
Huntington Chase        Warner Robins, GA            9,504         1,160       10,437       --            189
Southland Station I     Warner Robins, GA               --(3)        777        6,992       --            639
Southland Station II    Warner Robins, GA               --(1)        693        6,292       --            290
Terraces at Towne Lake  Woodstock, GA               15,067         1,689       15,321       --            156
Terraces at Towne       Woodstock, GA                   --(1)      1,331       11,918       --              8
  Lake II
Fairways at Hartland    Bowling Green, KY               --(1)      1,038        9,342       --          1,071
Paddock Club Florence   Florence, KY                 9,563         1,209       10,969       --            419
Lakepointe              Lexington, KY                   --(3)        411        3,699       --            723
Mansion, The            Lexington, KY                   --(1)        694        6,242       --          1,101
Village, The            Lexington, KY                   --(3)        900        8,097       --          1,192
Stonemill Village       Louisville, KY                  --(2)      1,169       10,518       --          1,917
Canyon Creek            St. Louis, MO                   --(2)        880        7,923      245          2,282
Riverhills              Grenada, MS                     --           153        2,092       --            496
Advantages, The         Jackson, MS                     --(2)        422        3,727       --          1,123
Crosswinds              Jackson, MS                     --(3)      1,535       13,826       --          1,348
Pear Orchard            Jackson, MS                     --(3)      1,352       12,168       (1)         1,682
Reflection Pointe       Jackson, MS                  5,882(5)        710        8,770      140          2,668
Somerset                Jackson, MS                     --(3)        477        4,294       --            779
Woodridge               Jackson, MS                  4,615           471        5,522       --            577
Hermitage at Beechtree  Cary, NC                        --(3)        900        8,099       --            954
Corners, The            Winston-Salem. NC            3,954           685        6,165       --            732
Fairways at Royal Oak   Cincinnati, OH                  --(3)        814        7,335       --          1,050
Woodwinds               Aiken, SC                    3,428           503        4,540       --            501
Tanglewood              Anderson, SC                 2,316           427        3,853       --            884

                              GROSS AMOUNT
                               CARRIED AT
                              DECEMBER 31,                                                                     LIFE USED
                                2000(11)                                                                      TO COMPUTE
                        -------------------------                                                            DEPRECIATION
                                       BUILDINGS                                                               IN LATEST
                                          AND                    ACCUMULATED                    DATE OF         INCOME
       PROPERTY             LAND        FIXTURES      TOTAL      DEPRECIATION      NET       CONSTRUCTION    STATEMENT(10)
----------------------  ------------   ----------   ----------   ------------   ----------   -------------   -------------
Wildwood I                     438          4,282        4,720         (486)         4,234            1980     5-40
Wildwood II                    372          3,558        3,930         (410)         3,520            1984     5-40
Hidden Lake I                  675          6,769        7,444         (742)         6,702            1985     5-40
Hidden Lake II                 621          5,830        6,451         (656)         5,795            1987     5-40
Three Oaks I                   462          4,732        5,194         (576)         4,618            1983     5-40
Three Oaks II                  460          4,430        4,890         (478)         4,412            1984     5-40
Huntington Chase             1,160         10,626       11,786         (246)        11,540            1997     5-40
Southland Station I            777          7,631        8,408         (898)         7,510            1987     5-40
Southland Station II           693          6,582        7,275         (747)         6,528            1990     5-40
Terraces at Towne Lake       1,689         15,477       17,166       (1,675)        15,491            1998     5-40
Terraces at Towne            1,331         11,926       13,257         (670)        12,587            1999     5-40
  Lake II
Fairways at Hartland         1,038         10,413       11,451       (1,374)        10,077            1996     5-40
Paddock Club Florence        1,209         11,388       12,597       (1,265)        11,332            1994     5-40
Lakepointe                     411          4,422        4,833       (1,051)         3,782            1986     5-40
Mansion, The                   694          7,343        8,037       (1,628)         6,409            1989     5-40
Village, The                   900          9,289       10,189       (2,207)         7,982            1987     5-40
Stonemill Village            1,169         12,435       13,604       (3,024)        10,580            1985     5-40
Canyon Creek                 1,125         10,205       11,330       (2,442)         8,888            1983     5-40
Riverhills                     153          2,588        2,741         (835)         1,906            1972     5-40
Advantages, The                422          4,850        5,272       (1,640)         3,632            1984     5-40
Crosswinds                   1,535         15,174       16,709       (2,554)        14,155         1988/89     5-40
Pear Orchard                 1,351         13,850       15,201       (3,342)        11,859            1985     5-40
Reflection Pointe              850         11,438       12,288       (2,493)         9,795            1986     5-40
Somerset                       477          5,073        5,550       (1,182)         4,368            1980     5-40
Woodridge                      471          6,099        6,570       (1,355)         5,215            1987     5-40
Hermitage at Beechtree         900          9,053        9,953       (1,073)         8,880            1988     5-40
Corners, The                   685          6,897        7,582       (1,725)         5,857            1982     5-40
Fairways at Royal Oak          814          8,385        9,199       (1,898)         7,301            1988     5-40
Woodwinds                      503          5,041        5,544         (608)         4,936            1988     5-40
Tanglewood                     427          4,737        5,164       (1,072)         4,092            1980     5-40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                                    INITIAL COST             ACQUISITION
                                                                ---------------------   ---------------------
                                                                           BUILDINGS               BUILDINGS
                                                                              AND                     AND
       PROPERTY               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND      FIXTURES
----------------------  ---------------------   -------------   --------   ----------   --------   ----------
Paddock Club--          Columbia, SC                    --(1)      1,840       16,560       --            715
  Columbia
The Fairways            Columbia, SC                 7,523           910        8,207       --            560
Highland Ridge          Greenville, SC                  --(9)        482        4,337       --            512
Howell Commons          Greenville, SC                  --(3)      1,304       11,740       --            767
Paddock Club--          Greenville, SC                  --(2)      1,200       10,800       --            347
  Greenville
Park Haywood            Greenville, SC                  --(3)        325        2,925       35          2,744
Spring Creek            Greenville, SC                  --(9)        597        5,374       --            715
Runaway Bay             Mt. Pleasant, SC                --(9)      1,085        7,269       --            917
Park Place              Spartanburg, SC                 --(3)        723        6,504       --            860
Steeplechase            Chattanooga, TN                 --(3)        217        1,957       --          1,424
Windridge               Chattanooga, TN              5,299           817        7,416       --            489
Oaks, The               Jackson, TN                     --(2)        177        1,594       --            763
Post House Jackson      Jackson, TN                  5,002           443        5,078       --            889
Post House North        Jackson, TN                  3,375           381        4,299      (57)         1,011
Williamsburg Village    Jackson, TN                     --(3)        523        4,711       --            584
Woods at Post House     Jackson, TN                  5,223           240        6,839       --            711
Crossings               Memphis, TN                     --(2)        554        2,216       --            729
Eastview                Memphis, TN                 11,593           700        9,646       --          1,850
Gleneagles              Memphis, TN                     --(2)        443        3,983       --          2,050
Greenbrook              Memphis, TN                     --(4)      2,100       24,468       25         10,069
Hickory Farm            Memphis, TN                     --(2)        580        5,220      (19)           756
Kirby Station           Memphis, TN                     --(3)      1,148       10,337       --          2,491
Lincoln on the Green    Memphis, TN                     --(8)      1,498       20,483       --          8,300
Park Estate             Memphis, TN                     --(4)        178        1,141       --          1,161
Reserve at Dexter       Memphis, TN                     --(5)      1,260       16,043       --             22
  Lake I
River Trace I           Memphis, TN                  5,544           881        7,996       --            847
River Trace II          Memphis, TN                  5,498           741        6,727       --            323

                              GROSS AMOUNT
                               CARRIED AT
                              DECEMBER 31,                                                                     LIFE USED
                                2000(11)                                                                      TO COMPUTE
                        -------------------------                                                            DEPRECIATION
                                       BUILDINGS                                                               IN LATEST
                                          AND                    ACCUMULATED                    DATE OF         INCOME
       PROPERTY             LAND        FIXTURES      TOTAL      DEPRECIATION      NET       CONSTRUCTION    STATEMENT(10)
----------------------  ------------   ----------   ----------   ------------   ----------   -------------   -------------
Paddock Club--               1,840         17,275       19,115       (1,872)        17,243         1989/95     5-40
  Columbia
The Fairways                   910          8,767        9,677       (1,959)         7,718            1992     5-40
Highland Ridge                 482          4,849        5,331         (935)         4,396            1984     5-40
Howell Commons               1,304         12,507       13,811       (1,801)        12,010         1986/88     5-40
Paddock Club--               1,200         11,147       12,347       (1,224)        11,123            1996     5-40
  Greenville
Park Haywood                   360          5,669        6,029       (1,227)         4,802            1983     5-40
Spring Creek                   597          6,089        6,686       (1,180)         5,506            1985     5-40
Runaway Bay                  1,085          8,186        9,271       (1,708)         7,563            1988     5-40
Park Place                     723          7,364        8,087         (869)         7,218            1987     5-40
Steeplechase                   217          3,381        3,598         (967)         2,631            1986     5-40
Windridge                      817          7,905        8,722         (871)         7,851            1984     5-40
Oaks, The                      177          2,357        2,534         (639)         1,895            1978     5-40
Post House Jackson             443          5,967        6,410       (1,344)         5,066            1987     5-40
Post House North               324          5,310        5,634       (1,148)         4,486            1987     5-40
Williamsburg Village           523          5,295        5,818       (1,231)         4,587            1987     5-40
Woods at Post House            240          7,550        7,790       (2,230)         5,560            1997     5-40
Crossings                      554          2,945        3,499         (989)         2,510            1973     5-40
Eastview                       700         11,496       12,196       (3,387)         8,809            1973     5-40
Gleneagles                     443          6,033        6,476       (2,385)         4,091            1975     5-40
Greenbrook                   2,125         34,537       36,662       (8,310)        28,352            1980     5-40
Hickory Farm                   561          5,976        6,537       (1,464)         5,073            1985     5-40
Kirby Station                1,148         12,828       13,976       (2,993)        10,983            1978     5-40
Lincoln on the Green         1,498         28,783       30,281       (5,181)        25,100         1988/98     5-40
Park Estate                    178          2,302        2,480       (1,084)         1,396            1974     5-40
Reserve at Dexter            1,260         16,065       17,325         (643)        16,682            1999     5-40
  Lake I
River Trace I                  881          8,843        9,724       (1,039)         8,685            1981     5-40
River Trace II                 741          7,050        7,791         (814)         6,977            1985     5-40

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                                    INITIAL COST             ACQUISITION
                                                                ---------------------   ---------------------
                                                                           BUILDINGS               BUILDINGS
                                                                              AND                     AND
       PROPERTY               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND      FIXTURES
----------------------  ---------------------   -------------   --------   ----------   --------   ----------
Savannah Creek          Memphis, TN                     --(3)        778        7,013       --            807
Sutton Place            Memphis, TN                     --(3)        894        8,053       --          1,087
Paddock Club--          Murfreesboro, TN                --(1)        915       14,774       --             28
  Murfreesboro
Brentwood Downs         Nashville, TN                   --(1)      1,193       10,739       --            897
Park at Hermitage       Nashville, TN                7,540         1,524       14,800       --          1,880
Balcones Woods          Austin, TX                   8,396         1,598       14,398       --          1,819
Stassney Woods          Austin, TX                   4,470         1,621        7,501       --          1,766
Travis Station          Austin, TX                   3,955         2,282        6,169       (1)         1,302
Celery Stalk            Dallas, TX                   8,460         1,463       13,165       (1)         2,488
Courtyards at Campbell  Dallas, TX                      --(1)        988        8,893       --            861
Deer Run                Dallas, TX                      --(1)      1,252       11,271       --          1,280
Lodge at Timberglen     Dallas, TX                   4,740           825        7,422       (1)         1,994
Westborough Crossing    Katy, TX                     3,958           677        6,091       (1)         1,050
Highwood                Plano, TX                       --(4)        864        7,783       --            842
Cypresswood Court       Spring, TX                   3,330           577        5,190       (1)         1,124
Green Tree Place        Woodlands, TX                3,180           539        4,850       --            942
Township                Hampton, VA                 10,800(5)      1,509        8,189       --            811
                                                  --------      --------   ----------     ----     ----------
    TOTAL COMPLETED
      PROPERTIES                                  $261,816      $117,067   $1,063,415     $764     $  128,775
                                                  --------      --------   ----------     ----     ----------
CONSTRUCTION OF UNITS
  IN LEASE-UP
Kenwood Club            Katy, TX                  $     --(5)   $  1,002   $   16,496     $ --     $       --
Reserve at Dexter Lake  Memphis, TN                     --(5)      1,027       14,792       --             --
  Phase II
Grand Reserve           Lexington, KY                   --(5)      2,024       33,681       --            100
  Lexington
Grand View Nashville    Nashville, TN                   --(5)      1,731       30,669       --            100
                                                  --------      --------   ----------     ----     ----------
  TOTAL CONSTRUCTION
    OF UNITS IN
    LEASE-UP                                      $     --      $  5,784   $   95,638     $ --     $      200
                                                  --------      --------   ----------     ----     ----------

                              GROSS AMOUNT
                               CARRIED AT
                              DECEMBER 31,                                                                     LIFE USED
                                2000(11)                                                                      TO COMPUTE
                        -------------------------                                                            DEPRECIATION
                                       BUILDINGS                                                               IN LATEST
                                          AND                    ACCUMULATED                    DATE OF         INCOME
       PROPERTY             LAND        FIXTURES      TOTAL      DEPRECIATION      NET       CONSTRUCTION    STATEMENT(10)
----------------------  ------------   ----------   ----------   ------------   ----------   -------------   -------------
Savannah Creek                 778          7,820        8,598       (1,300)         7,298            1989     5-40
Sutton Place                   894          9,140       10,034       (1,553)         8,481            1991     5-40
Paddock Club--                 915         14,802       15,717         (650)        15,067            1999     5-40
  Murfreesboro
Brentwood Downs              1,193         11,636       12,829       (2,771)        10,058            1986     5-40
Park at Hermitage            1,524         16,680       18,204       (3,477)        14,727            1987     5-40
Balcones Woods               1,598         16,217       17,815       (2,355)        15,460            1983     5-40
Stassney Woods               1,621          9,267       10,888       (1,941)         8,947            1985     5-40
Travis Station               2,281          7,471        9,752       (1,555)         8,197            1987     5-40
Celery Stalk                 1,462         15,653       17,115       (3,677)        13,438            1978     5-40
Courtyards at Campbell         988          9,754       10,742         (843)         9,899            1986     5-40
Deer Run                     1,252         12,551       13,803       (1,111)        12,692            1985     5-40
Lodge at Timberglen            824          9,416       10,240       (2,284)         7,956            1983     5-40
Westborough Crossing           676          7,141        7,817       (1,661)         6,156            1984     5-40
Highwood                       864          8,625        9,489         (774)         8,715            1983     5-40
Cypresswood Court              576          6,314        6,890       (1,452)         5,438            1984     5-40
Green Tree Place               539          5,792        6,331       (1,349)         4,982            1984     5-40
Township                     1,509          9,000       10,509       (1,724)         8,785            1987     5-40
                          --------     ----------   ----------    ---------     ----------
    TOTAL COMPLETED
      PROPERTIES          $117,831     $1,192,190   $1,310,021    $(182,489)    $1,127,532
                          --------     ----------   ----------    ---------     ----------
CONSTRUCTION OF UNITS
  IN LEASE-UP
Kenwood Club              $  1,002     $   16,496   $   17,498    $    (363)        17,135            2000     5-40
Reserve at Dexter Lake       1,027         14,792       15,819         (168)        15,651            2000     5-40
  Phase II
Grand Reserve                2,024         33,781       35,805         (553)        35,252            2000     5-40
  Lexington
Grand View Nashville         1,731         30,769       32,500          (79)        32,421             N/A     5-40
                          --------     ----------   ----------    ---------     ----------
  TOTAL CONSTRUCTION
    OF UNITS IN
    LEASE-UP              $  5,784     $   95,838   $  101,622    $  (1,163)    $  100,459
                          --------     ----------   ----------    ---------     ----------

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                          COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                                    INITIAL COST             ACQUISITION
                                                                ---------------------   ---------------------
                                                                           BUILDINGS               BUILDINGS
                                                                              AND                     AND
       PROPERTY               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND      FIXTURES
----------------------  ---------------------   -------------   --------   ----------   --------   ----------
CONSTRUCTION OF UNITS
  IN PROCESS
Reserve at Dexter Lake  Katy, TX                  $     --(5)   $  1,252   $    1,192     $ --     $       --
  Phase III
                                                  --------      --------   ----------     ----     ----------
  TOTAL CONSTRUCTION
    OF UNITS IN
    PROCESS                                       $     --      $  1,252   $    1,192     $ --     $       --
                                                  --------      --------   ----------     ----     ----------
    TOTAL PROPERTIES                              $261,816      $124,103   $1,160,245     $764     $  128,975
                                                  --------      --------   ----------     ----     ----------
LAND HELD FOR FUTURE    VARIOUS                                 $     --   $    1,366     $ --     $       --
  DEVELOPMENTS
COMMERCIAL PROPERTIES   VARIOUS                                      300        2,769       --          4,226
                                                  --------      --------   ----------     ----     ----------
  TOTAL OTHER                                     $     --      $    300   $    4,135     $ --     $    4,226
                                                  --------      --------   ----------     ----     ----------
    TOTAL REAL ESTATE
      ASSETS                                      $261,816      $124,403   $1,164,380     $764     $  133,201
                                                  ========      ========   ==========     ====     ==========

                              GROSS AMOUNT
                               CARRIED AT
                              DECEMBER 31,                                                                     LIFE USED
                                2000(11)                                                                      TO COMPUTE
                        -------------------------                                                            DEPRECIATION
                                       BUILDINGS                                                               IN LATEST
                                          AND                    ACCUMULATED                    DATE OF         INCOME
       PROPERTY             LAND        FIXTURES      TOTAL      DEPRECIATION      NET       CONSTRUCTION    STATEMENT(10)
----------------------  ------------   ----------   ----------   ------------   ----------   -------------   -------------
CONSTRUCTION OF UNITS
  IN PROCESS
Reserve at Dexter Lake    $  1,252     $    1,192   $    2,444    $      --     $    2,444              --     N/A
  Phase III
                          --------     ----------   ----------    ---------     ----------
  TOTAL CONSTRUCTION
    OF UNITS IN
    PROCESS               $  1,252     $    1,192   $    2,444    $      --     $    2,444
                          --------     ----------   ----------    ---------     ----------
    TOTAL PROPERTIES      $124,867     $1,289,220   $1,414,087    $(183,652)    $1,230,435
                          --------     ----------   ----------    ---------     ----------
LAND HELD FOR FUTURE      $     --     $    1,366   $    1,366    $      --     $    1,366             N/A     N/A
  DEVELOPMENTS
COMMERCIAL PROPERTIES          300          6,995        7,295       (2,251)         5,044         Various     5-40
                          --------     ----------   ----------    ---------     ----------
  TOTAL OTHER             $    300     $    8,361   $    8,661    $  (2,251)    $    6,410
                          --------     ----------   ----------    ---------     ----------
    TOTAL REAL ESTATE
      ASSETS              $125,167     $1,297,581   $1,422,748    $(185,903)    $1,236,845
                          ========     ==========   ==========    =========     ==========

------------------------------

 (1) Encumbered by the FNMA Credit Line, with an outstanding balance of $83.1 million with a variable interest rate of 7.218%, $65 million with a fixed rate of 7.712% and two interest rate swap agreements both for $25 million at 7.383% and 7.360% at December 31, 2000.

 (2) Encumbered by a $39.6 million mortgage with a maturity of July 1, 2001 and an interest rate of 8.650%

 (3) Encumbered by a $142 million bond with a maturity of March 3, 2003 and an average interest rate of 6.376%

 (4) Encumbered, along with one corporate property, by a $35.8 million mortgage with a maturity of April 1, 2005 and an interest rate of 7.000%

 (5) Encumbered by the AmSouth Credit Line, with an outstanding balance of $7.4 million with a variable interest rate of 8.750% at December 31, 2000.

 (6) Encumbered by a $15.7 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.750%

 (7) Encumbered by a $13.7 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%

 (8) Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 7.040%

 (9) Encumbered by a $9.6 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.090%

 (10) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture , fixtures and equipment.

 (11) The aggregate cost for Federal income tax purposes was approximately $1,416 million at December 31, 2000. The total gross amount of real estate assets for GAAP purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                                  SCHEDULE III

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

    A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                   DOLLARS IN THOUSANDS
Real estate investments:
  Balance at beginning of year...........................  $1,396,743   $1,434,733   $1,211,693
  Acquisitions...........................................      24,358           --       91,895
  Improvements and development...........................      70,858      105,940      136,933
  Disposition of real estate assets......................     (61,157)    (152,015)      (5,788)
  Investment in and advances to real estate joint
    venture..............................................        (424)       8,085           --
                                                           ----------   ----------   ----------
    Balance at end of year...............................  $1,430,378   $1,396,743   $1,434,733
                                                           ==========   ==========   ==========
Accumulated depreciation:
  Balance at beginning of year...........................  $  146,611   $  117,773   $   76,989
  Depreciation...........................................      50,985       48,687       41,556
  Disposition of real estate assets......................     (13,944)     (19,849)        (772)
                                                           ----------   ----------   ----------
    Balance at end of year...............................  $  183,652   $  146,611   $  117,773
                                                           ==========   ==========   ==========

The Company's consolidated balance sheet at December 31, 2000 includes accumulated depreciation of $2,251 in the caption "Commercial properties, net".

                 See accompanying independent auditors' report.