Form 10-Q
period 2001-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2001-05-15
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
    Class                                                 at April 26, 2001
    -----                                           ----------------------------
Common Stock, $.01 par value                                 17,405,473

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.       Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000

               Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)

               Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)

               Notes to Consolidated Financial Statements (Unaudited)


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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                          Mid-America Apartment Communities, Inc.
                                Consolidated Balance Sheets
                     March 31, 2001 (Unaudited) and December 31, 2000

                                  (Dollars in thousands)
                                                                       2001         2000
--------------------------------------------------------------------------------------------
Assets:

Real estate assets:
     Land                                                           $  125,794   $  124,867
     Buildings and improvements                                      1,242,998    1,231,603
     Furniture, fixtures and equipment                                  30,759       29,094
     Construction in progress                                           24,040       28,523
--------------------------------------------------------------------------------------------
                                                                     1,423,591    1,414,087
     Less accumulated depreciation                                    (196,589)    (183,652)
--------------------------------------------------------------------------------------------
                                                                     1,227,002    1,230,435

      Land held for future development                                   1,366        1,366
      Commercial properties, net                                         4,240        5,044
      Investment in and advances to real estate joint venture            7,319        7,630
--------------------------------------------------------------------------------------------
       Real estate assets, net                                       1,239,927    1,244,475

Cash and cash equivalents                                               18,863       16,095
Restricted cash                                                         12,943       17,472
Deferred financing costs, net                                            9,199        9,700
Other assets                                                            13,615       16,029
--------------------------------------------------------------------------------------------
       Total assets                                                 $1,294,547   $1,303,771
============================================================================================

Liabilities and Shareholders' Equity:

Liabilities:
     Notes payable                                                  $  791,245   $  781,089
     Accounts payable                                                    1,049        1,740
     Accrued expenses and other liabilities                             24,937       26,589
     Security deposits                                                   4,621        4,611
     Deferred gain on disposition of properties                          4,308        4,366
--------------------------------------------------------------------------------------------
       Total liabilities and deferred gain                             826,160      818,395

Minority interest                                                       49,611       51,383

Shareholders' equity:
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $173,470,750 or $25 per share liquidation preference:
       2,000,000 shares at 9.5% Series A Cumulative                         20           20
       1,938,830 shares at 8.875% Series B Cumulative                       19           19
       2,000,000 shares at 9.375% Series C Cumulative                       20           20
       1,000,000 shares at 9.5% Series E Cumulative                         10           10
     Common stock, $.01 par value (authorized 50,000,000 shares;
       issued 17,476,873 and 17,506,968 shares at
       March 31, 2001 and December 31, 2000, respectively)                 175          175
     Additional paid-in capital                                        551,114      551,809
     Other                                                              (1,160)      (1,171)
     Accumulated distributions in excess of net income                (126,304)    (116,889)
     Accumulated other comprehensive income                             (3,971)           -
     Treasury stock at cost, 51,200 shares
       at March 31, 2001                                                (1,147)           -
--------------------------------------------------------------------------------------------
       Total shareholders' equity                                      418,776      433,993
--------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                   $1,294,547   $1,303,771
============================================================================================

               See accompanying notes to consolidated financial statements.

                          Mid-America Apartment Communities, Inc.
                           Consolidated Statements of Operations
                        Three months ended March 31, 2001 and 2000

                       (Dollars in thousands, except per share data)
                                        (Unaudited)

                                                                      Three months ended
                                                                          March 31,
                                                                   -------------------------
                                                                         2001          2000
                                                                   -----------   -----------
Revenues:
      Rental revenues                                                $ 55,535      $ 54,218
      Other property revenues                                             746           696
                                                                   -----------   -----------
      Total property revenues                                          56,281        54,914

      Interest and other income                                           287           355
      Management and development income, net                              188           180
      Equity in loss of real estate joint venture                        (145)          (41)
                                                                   -----------   -----------
      Total revenues                                                   56,611        55,408
                                                                   -----------   -----------
Expenses:
      Property operating expenses:
            Personnel                                                   6,042         5,869
            Building repairs and maintenance                            2,035         2,272
            Real estate taxes and insurance                             6,650         6,319
            Utilities                                                   2,008         1,949
            Landscaping                                                 1,526         1,431
            Other operating                                             2,541         2,474
            Depreciation and amortization                              12,997        13,459
                                                                   -----------   -----------
                                                                       33,799        33,773
      Property management expenses                                      2,589         2,451
      General and administrative expenses                               1,441         1,329
      Interest expense                                                 13,459        12,220
      Amortization of deferred financing costs                            529           714
                                                                   -----------   -----------
      Total expenses                                                   51,817        50,487
                                                                   -----------   -----------


Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary items                                      4,794         4,921
                                                                   -----------   -----------

Gain on dispositions, net                                                 169         2,991
                                                                   -----------   -----------
Income before minority interest in operating
   partnership income and extraordinary items                           4,963         7,912
                                                                   -----------   -----------

Minority interest in operating partnership income                         102           540
                                                                   -----------   -----------

Income before extraordinary items                                       4,861         7,372
                                                                   -----------   -----------

Extraordinary items  - loss on debt extinguishment                          -           (56)
                                                                   -----------   -----------

Net income                                                              4,861         7,316
Dividends on preferred shares                                           4,028         4,030
                                                                   -----------   -----------
Net income available for common shareholders                         $    833      $  3,286
                                                                   ===========   ===========

                                           (Continued)

                          Mid-America Apartment Communities, Inc.
                     Consolidated Statements of Operations (Continued)
                        Three months ended March 31, 2001 and 2000

                       (Dollars in thousands, except per share data)
                                        (Unaudited)

                                                                      Three months ended
                                                                          March 31,
                                                                   -------------------------
                                                                         2001          2000
                                                                   -----------   -----------

Net income available per common share:

  Basic (in thousands):
        Average common shares outstanding                              17,479        17,630
                                                                   ===========   ===========

  Basic earnings per share:
              Net income available per common share                   $  0.05       $  0.19
                     before extraordinary item
              Extraordinary item                                            -             -
                                                                   -----------   -----------
              Net income available per common share                   $  0.05       $  0.19
                                                                   ===========   ===========

  Diluted (in thousands):
        Average common shares outstanding                              17,479        17,630
        Effect of dilutive stock options                                   31            25
                                                                   -----------   -----------
        Average dilutive common shares outstanding                     17,510        17,655
                                                                   ===========   ===========

  Diluted earnings per share:
              Net income available per common share                   $  0.05       $  0.19
                     before extraordinary item
              Extraordinary item                                            -             -
                                                                   -----------   -----------
              Net income available per common share                   $  0.05       $  0.19
                                                                   ===========   ===========


               See accompanying notes to consolidated financial statements.

                                            Mid-America Apartment Communities, Inc.
                                             Consolidated Statements of Cash Flows
                                          Three months ended March 31, 2001 and 2000
                                                    (Dollars in thousands)
                                                                                                          2001          2000
                                                                                                        ---------     ---------
Cash flows from operating activities:
      Net income                                                                                         $  4,861      $  7,316
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                                13,526        14,173
              Amortization of unearned stock compensation                                                     131           137
              Equity in loss of real estate joint venture                                                     145            41
              Minority interest in operating partnership income                                               102           540
              Extraordinary items                                                                               -            56
              Gain on dispositions, net                                                                      (169)       (2,991)
              Changes in assets and liabilities:
                  Restricted cash                                                                           4,529          (643)
                  Other assets                                                                              2,228           505
                  Accounts payable                                                                           (691)         (721)
                  Accrued expenses and other                                                               (5,694)       (1,833)
                  Security deposits                                                                            10           (12)
--------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                                    18,978        16,568
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
              Purchases of real estate assets                                                                   -        (1,046)
              Improvements to properties                                                                   (4,163)       (2,628)
              Construction of units in progress and future development                                     (4,949)      (17,697)
              Proceeds from disposition of real estate assets                                                 600        12,774
              Proceeds from (advance to) real estate joint venture                                            166            (5)
--------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                                        (8,346)       (8,602)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
              Net change in credit lines                                                                   11,417        13,490
              Principal payments on notes payable                                                          (1,261)       (1,037)
              Payment of deferred financing costs                                                             (28)         (428)
              Repurchase of common stock                                                                   (2,418)         (288)
              Proceeds from issuances of common shares and units                                              420           433
              Distributions to unitholders                                                                 (1,718)       (1,718)
              Dividends paid on common shares                                                             (10,248)      (10,210)
              Dividends paid on preferred shares                                                           (4,028)       (4,030)
--------------------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                                        (7,864)       (3,788)
--------------------------------------------------------------------------------------------------------------------------------
              Net increase in cash and cash equivalents                                                     2,768         4,178
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                             16,095        14,092
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                                 $ 18,863      $ 18,270
================================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                         $ 13,478      $ 13,469
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                                 $    149      $     66
   Issuance of advances in exchange for common shares and units                                          $    120      $    359
   Interest capitalized                                                                                  $    476      $    973

                                See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2001 and 2000 (Unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       Real Estate Transactions

In March 2001, the Company sold a tract of surplus land adjacent to one of its operating communities for approximately $600,000. The Company recorded a gain for financial reporting purposes of approximately $234,000, which comprises the majority of the caption "gain on dispositions, net" in the accompanying financial statements for the first quarter of 2001.

3.       Share Repurchase Program

In connection with the Company's share repurchase program, the Company repurchased 108,800 shares of common stock and retired 57,600 of those shares during the first quarter of 2001 for a cost of approximately $2.4 million at an average price per common share of $22.21.

4.       Share and Unit Information

At March 31, 2001, 17,425,673 common shares and 2,935,764 operating partnership units were outstanding, a total of 20,361,437 shares and units. Additionally, MAAC has outstanding options for 1,542,544 shares of common stock at March 31, 2001.

5.       Segment Information

At March 31, 2001, the Company owned or had ownership interest in, and operated 124 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows for the three months ended as of March 31 (Dollars in thousands):

                                                                                   Three months
                                                                                 ended March 31,
                                                                             ------------------------
                                                                                    2001        2000
                                                                             ------------ -----------
Multifamily rental revenues                                                     $ 60,245    $ 58,947
Other multifamily revenues                                                           784         470
                                                                             ------------------------
    Segment revenues                                                              61,029      59,417

Reconciling items to consolidated revenues:
   Joint venture revenues                                                         (4,748)     (4,503)
   Management and development income, net                                            188         180
   Equity in loss of real estate joint venture                                      (145)        (41)
   Interest income and other revenues                                                287         355
                                                                             ------------------------
       Total revenues                                                           $ 56,611    $ 55,408
                                                                             ========================

Multifamily net operating income                                                $ 38,167    $ 37,073
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                             (2,688)     (2,473)
   Management and development income, net                                            188         180
   Equity in loss of real estate joint venture                                      (145)        (41)
   Interest and other income                                                         287         355
   Interest expense                                                              (13,459)    (12,220)
   Property management expenses                                                   (2,589)     (2,451)
   General and administrative expenses                                            (1,441)     (1,329)
   Depreciation and amortization                                                 (12,997)    (13,459)
   Amortization of deferred financing costs                                         (529)       (714)
   Gain on dispositions, net                                                         169       2,991
   Extraordinary items, net                                                            -         (56)
   Minority interest in operating partnership                                       (102)       (540)
   Dividends on preferred shares                                                  (4,028)     (4,030)

                                                                             ------------------------
       Net income available for common shareholders                             $    833    $  3,286

                                                                      March 31, 2001       March 31, 2000
                                                                 --------------------  -------------------
Assets:
Multifamily real estate assets                                           $ 1,526,085          $ 1,485,955
Accumulated depreciation - multifamily assets                               (203,392)            (159,337)
                                                                 -----------------------------------------
    Segment assets                                                         1,322,693            1,326,618
                                                                 -----------------------------------------

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                         (95,691)             (97,692)
   Land held for future development                                            1,366                1,712
   Commercial properties, net                                                  4,240                5,164
   Investment in and advances to real estate joint venture                     7,319                8,018
   Cash and restricted cash                                                   31,806               31,450
   Deferred financing costs                                                    9,199                9,986
   Other assets                                                               13,615               13,287
                                                                 -----------------------------------------
       Total assets                                                      $ 1,294,547          $ 1,298,543
                                                                 =========================================

6.       Derivative Financial Instruments

In the normal course of business, the Company uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with the Company's variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

The Company does not use derivative financial instruments for speculative or trading purposes. Further, the Company has a policy of entering into contracts with major financial institutions based upon their credit rating and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designated to hedge, the Company has not sustained any material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $2,184,000, and an increase of $2,184,000 to "Accumulated Other Comprehensive Income." The adoption did not impact the Company's results of operations or cash flows for any period presented in the accompanying financial statements.

The Company requires that hedging derivatives instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedges inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

On March 31, 2001, the derivative instruments were reported at their fair value as other liabilities of $3,971,000. The offsetting adjustments were represented as losses in accumulated other comprehensive income.

All of the Company's hedges that are reported at fair value and are represented on the balance sheet were characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transaction reclassified to earnings. During the three month period ended March 31, 2001, the ineffective portion of the hedging transaction was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated joint venture, at March 31, 2001 was 33,778 in 124 communities compared to the 33,974 units in 129 communities owned at March 31, 2000. The average monthly rental per apartment unit for the Company's non-development, owned units increased to $646 at March 31, 2001 from $619 at March 31, 2000. Occupancy for these same units at March 31, 2001 and 2000 was 94.9% and 95.4%, respectively.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles "GAAP") excluding extraordinary items, minority interest in operating partnership income (loss), gain or loss on disposition of depreciable real estate assets, and certain non-cash and other items, (primarily depreciation and amortization), less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's definition which reflects the recommendations of NAREIT's Best Financial Practices Council that FFO should include all operating results, both recurring and non-recurring, except those defined as
"extraordinary" under GAAP. The Company's FFO calculation reflects this definition for all periods presented. The Company's policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized because they are necessary for the continued use of the property, and, thus, are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $167,000 and $96,000 at March 31, 2001 and 2000, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three months ended March 31, 2001 and 2000 is calculated as follows (in thousands):

                                                                     Three months
                                                                    ended March 31,
                                                              ----------------------------
                                                                  2001           2000
                                                              -------------- -------------
Net income available for common shareholders                       $    833      $  3,286
Depreciation and amortization - real property                        12,830        13,363
Adjustment for joint venture depreciation                               313           299
Minority interest in operating pertnership                              102           540
(Gain) loss on dispositions of depreciable real property                 65        (2,991)
Extraordinary items                                                       -            56
                                                              ----------------------------
Funds from operations                                              $ 14,143      $ 14,553
                                                              ============================

Weighted average shares and units:
  Basic                                                              20,416        20,591
  Diluted                                                            20,446        20,616

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Property revenues for 2001 increased by approximately $1,367,000 due primarily to increases of (i) $2,021,000 from the communities in development that were in lease-up ("Development Communities") and (ii) $1,954,000 from the communities owned throughout both periods. These increases were partially offset by a decrease in rental revenue of $2,608,000 from the sale of the Pine Trails, MacArthur Ridge, Clearbrook Village, McKellar Woods, Winchester Square, 2000 Wynnton, Riverwind and Hollybrook apartments in 2000 ("2000 Dispositions").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2001 increased approximately $488,000 due primarily to increases of (i) $831,000 from the Development Communities and (ii) $771,000 from communities owned throughout both periods. These increases were partially offset by the decrease in operating expenses of $1,114,000 due to 2000 Dispositions.

During the current year, the Company began separating total overhead costs into two captions on the accompanying financial statements, property management expenses and general and administrative expenses, to more accurately present costs directly attributable to property operations and general administration. The changes in presentation has no impact on the results of operations or cash flows of the Company, and has been reflected in all periods presented. Management believes the change was necessary to make the Company's presentation more comparable with its peer companies.

During the quarter ended March 31, 2001, the combined property management and general and administrative costs increased approximately $250,000 over the same period during 2000. This increase was mainly related to increased franchise taxes, health insurance costs and airplane repair costs. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects property management and general and administrative costs to sustain inflationary level increases over the next year.

Depreciation and amortization expense decreased by approximately $462,000 primarily due to decreases of (i) $637,000 from the 2000 Dispositions and (ii) $105,000 from the communities owned throughout both periods. These decreases were partially offset by the depreciation and amortization expense increase of $280,000 from the Development Communities.

Interest expense increased $1,239,000 over the three months ended March 31, 2000 mainly related to additional funding required for new development and the Company's share repurchase program, which impacted the Company's variable rate credit facilities, as well as a reduction in the capitalization of interest as most of the Company's development units were completed prior to the first quarter of 2001. During the current quarter, the Company fixed the interest rate on $25 million of its variable rate conventional debt through an interest rate swap agreement. At March 31, 2001 the Company's overall average borrowing cost was 7.06%, with unhedged variable rate conventional debt comprising 7.8% of the outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2001 increased $2,410,000 compared to the same period a year earlier mainly due to changes in operating assets and liabilities related to timing of payments for escrow items.

During the first quarter of 2001 the Company invested $4,949,000 in development properties, reduced from $17,697,000 from the same period in 2000. The Company is nearing the completion of the approximately $300,000,000 development program begun in 1997, and anticipates that approximately another $13,000,000 funding will be required during 2001 to complete the entire program.

The following table summarizes the Company's remaining communities in various stages of lease-up and construction, as of March 31, 2001 (Dollars in thousands):

                                                                              Current
                                                                   Total     Estimated      Cost to          Apartment Units
                                                                                                       ----------------------------
                                       Location                    Units       Cost          Date        Completed       Occupied
                                       ------------------        --------- ------------- ------------- --------------  ------------
Completed Communities
In Lease-up:
Grand Reserve Lexington                Lexington, KY                  370      $ 33,355     $  32,842            370           212
Kenwood Club at the Park               Katy(Houston), TX              320        18,248        18,248            320           270
Reserve at Dexter Lake Phase II        Memphis, TN                    244        16,821        16,589            242           214
Grande View Nashville                  Nashville, TN                  433        36,839        34,909            432           217
                                                                 ------------------------------------------------------------------
                                                                    1,367      $105,263     $ 102,588          1,364           913
                                                                 ------------------------------------------------------------------
Under Construction:
Reserve at Dexter Lake Phase III       Memphis, TN                    244      $ 16,869     $   6,225              -             -

                                                                 ------------------------------------------------------------------
Total Units Currently Under Development                             1,611      $122,132     $ 108,813          1,364           913
                                                                 ==================================================================

Actual  capital   expenditures   for  development  of  communities  and  capital
improvements for the three months ended March 31, 2001 are summarized below (Dollars in thousands):

New construction                                                         $ 4,949
Recurring capital expenditures at stabilized properties                    2,948
Revenue enhancing projects at stabilized properties                          801
Corporate additions and improvements                                         414
                                                                        --------
                                                                         $ 9,112
                                                                        ========

Net cash used in financing activities increased $4,076,000 to $7,864,000 during the first quarter of 2001 from $3,788,000 during the first quarter 2000. During the first quarter of 2001, the Company borrowed an additional $11,417,000 under its credit facilities, $2,073,000 less than during the same quarter a year earlier, and used the majority of the proceeds to fund development, certain improvements to properties and the repurchase of common shares. Also during the quarter ended March 31, 2001, the Company distributed a total of $15,994,000 to operating partnership unit holders, common shareholders and preferred shareholders.

As of March 31, 2001, the Company had a $295,000,000 secured credit facility with FNMA (the "FNMA Facility") which matures in 2009. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA mortgage backed security rate on the date of renewal, which has historically approximated 3 month LIBOR less a spread ranging from .05%-.10%, plus a fee of .67% based on the outstanding borrowings. Borrowings under the FNMA Facility totaled $198,070,000 at March 31, 2001, consisting of $65,000,000 under the fixed portion at a rate of 7.712% and the remaining $133,070,000 under the variable rate portion of the facility. The proceeds from draws under the FNMA Facility were primarily used to pay down other credit lines and fund development.

Additionally, the Company currently maintains a $70,000,000 secured credit facility with a group of banks led by AmSouth Bank, and a $20,000,000 unsecured credit facility with Compass Bank. As of March 31, 2001, the Company had
$8,849,663 and $20,000,000 outstanding under these credit facilities, respectively.

The two secured credit facilities are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed. The total amount that could be borrowed under the credit facilities at March 31, 2001 was approximately $257,000,000.

At March 31, 2001, the Company had outstanding four interest rate swap agreements, totaling $100 million to lock the interest rate on a portion of the Company's variable rate debt. At March 31, 2001, the Company had $61.9 million (after considering the interest rate swaps) of conventional floating rate debt at an average interest rate of 7.28% and an additional $32 million of tax-free variable rate debt at an average rate of 6.1%; all other debt was fixed rate term debt at an average interest rate of 7.16%.

The weighted average interest rate and weighted average maturity at March 31, 2001 for the $791.2 million of total notes payable were 7.06% and 10.5 years, respectively.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the apartment communities) and payment of distributions by the Company in accordance with REIT requirements under the applicable tax code.

The Company expects to meet its long term liquidity requirements, such as scheduled mortgage debt maturities, property developments and acquisitions, expansions and non-recurring capital expenditures, through long and medium-term collateralized and uncollateralized fixed rate borrowings, fundings from the Company's credit facilities, potential asset sales, and joint venture transactions.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated lease-up (and rental concessions) at development properties, costs remaining to complete development properties, planned asset dispositions, disposition pricing, and planned acquisition and developments. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including a downturn in general economic conditions or the capital markets, competitive factors including overbuilding or other supply/demand imbalances in some or all of our markets, construction delays that could cause additional apartment units to reach the market later than anticipated, changes in interest rates, and other items that are difficult to control such as insurance rates, increases in real estate taxes, and other general risks inherent in the apartment business. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 2000 Annual Report on Form 10-K.

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

                      None.

            (b)      Reports on Form 8-K

            Form    Event Reported                    Date of Report  Date Filed
            ----    --------------                    --------------  ----------
             8-K    Time and logistics for 4Q00          1-5-2001       1-8-2001
                    conference call

             8-K    Composition of 2000 distributions    1-22-2001     1-22-2001

             8-K    4Q00 conference call transcript      2-16-2001     2-16-2001
                    and press release

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:  5/15/2001                    /s/Simon R.C. Wadsworth
       ---------                    ------------------------
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)