Form 10-Q
period 2001-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2001-08-14
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at July 24, 2001
Common Stock, $.01 par value                                 17,414,116

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000

          Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                            Mid-America Apartment Communities, Inc.
                                  Consolidated Balance Sheets
                        June 30, 2001 (Unaudited) and December 31, 2000

                                    (Dollars in thousands)
                                                                         2001          2000
------------------------------------------------------------------------------------------------
Assets:

Real estate assets:
     Land                                                             $   125,861   $   124,867
     Buildings and improvements                                         1,244,358     1,231,628
     Furniture, fixtures and equipment                                     31,023        30,127
     Construction in progress                                              34,761        28,592
                                                                        1,436,003     1,415,214
------------------------------------------------------------------------------------------------
     Less accumulated depreciation                                       (209,365)     (183,769)
------------------------------------------------------------------------------------------------
                                                                        1,226,638     1,231,445

      Land held for future development                                      1,366         1,366
      Commercial properties, net                                            4,296         4,034
      Investment in and advances to real estate joint venture               7,266         7,630
------------------------------------------------------------------------------------------------
       Real estate assets, net                                          1,239,566     1,244,475

Cash and cash equivalents                                                  10,753        16,095
Restricted cash                                                            13,900        17,472
Deferred financing costs, net                                              10,056         9,700
Other assets                                                               12,478        16,029
------------------------------------------------------------------------------------------------
       Total assets                                                   $ 1,286,753   $ 1,303,771
================================================================================================

Liabilities and Shareholders' Equity:

Liabilities:
     Notes payable                                                    $   790,708   $   781,089
     Accounts payable                                                       1,277         1,740
     Accrued expenses and other liabilities                                26,965        26,589
     Security deposits                                                      4,723         4,611
     Deferred gain on disposition of properties                             4,242         4,366
------------------------------------------------------------------------------------------------
       Total liabilities and deferred gain                                827,915       818,395

Minority interest                                                          47,876        51,383

Shareholders' equity:
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $173,470,750 or $25 per share liquidation preference:
       2,000,000 shares at 9.5% Series A Cumulative                            20            20
       1,938,830 shares at 8.875% Series B Cumulative                          19            19
       2,000,000 shares at 9.375% Series C Cumulative                          20            20
       1,000,000 shares at 9.5% Series E Cumulative                            10            10
     Common stock, $.01 par value (authorized 50,000,000 shares;
       issued 17,415,916 and 17,506,968 shares at
       June 30, 2001 and December 31, 2000, respectively)                     174           175
     Additional paid-in capital                                           549,735       551,809
     Other                                                                 (1,084)       (1,171)
     Accumulated distributions in excess of net income                   (135,860)     (116,889)
     Accumulated other comprehensive income                                (2,072)            -
------------------------------------------------------------------------------------------------
       Total shareholders' equity                                         410,962       433,993
------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                     $ 1,286,753   $ 1,303,771
================================================================================================

                 See accompanying notes to consolidated financial statements.

                                           Mid-America Apartment Communities, Inc.
                                            Consolidated Statements of Operations
                                      Three and six months ended June 30, 2001 and 2000

                                        (Dollars in thousands, except per share data)
                                                         (Unaudited)

                                                                       Three months ended              Six months ended
                                                                            June 30,                        June 30,
                                                                 ----------------------------   -------------------------------
                                                                         2001           2000             2001             2000
                                                                 -------------   ------------   --------------   --------------
Revenues:
      Rental revenues                                                $ 56,699       $ 54,256        $ 112,234        $ 108,474
      Other property revenues                                             754            913            1,500            1,609
                                                                 -------------   ------------   --------------   --------------
      Total property revenues                                          57,453         55,169          113,734          110,083

      Interest and other income                                           429            359              716              714
      Management fee income, net                                          191            182              379              362
      Equity in earnings (loss) of real estate joint venture               34           (109)            (111)            (150)
                                                                 -------------   ------------   --------------   --------------
      Total revenues                                                   58,107         55,601          114,718          111,009
                                                                 -------------   ------------   --------------   --------------
Expenses:
      Property operating expenses:
            Personnel                                                   6,117          5,989           12,159           11,858
            Building repairs and maintenance                            2,374          2,298            4,409            4,570
            Real estate taxes and insurance                             6,708          6,311           13,358           12,630
            Utilities                                                   1,711          1,686            3,719            3,635
            Landscaping                                                 1,575          1,486            3,101            2,917
            Other operating                                             2,685          2,489            5,226            4,963
            Depreciation and amortization                              13,094         12,658           26,091           26,117
                                                                 -------------   ------------   --------------   --------------
                                                                       34,264         32,917           68,063           66,690
      Property management expenses                                      2,693          2,358            5,282            4,809
      General and administrative expenses                               1,472          1,388            2,913            2,717
      Interest expense                                                 13,843         12,318           27,302           24,538
      Amortization of deferred financing costs                            636            819            1,165            1,533
                                                                 -------------   ------------   --------------   --------------
      Total expenses                                                   52,908         49,800          104,725          100,287
                                                                 -------------   ------------   --------------   --------------


Income before gain (loss) on dispositions,
    minority interest in operating partnership
    income and extraordinary items                                      5,199          5,801            9,993           10,722
                                                                 -------------   ------------   --------------   --------------

Gain (loss) on dispositions, net                                           (5)         6,394              164            9,385
                                                                 -------------   ------------   --------------   --------------
Income before minority interest in operating
   partnership income and extraordinary items                           5,194         12,195           10,157           20,107

Minority interest in operating partnership income                         149          1,403              251            1,943
                                                                 -------------   ------------   --------------   --------------

Income before extraordinary items                                       5,045         10,792            9,906           18,164

Extraordinary items  - loss on debt extinguishment,
   net of minority interest                                              (443)          (148)            (443)            (204)
                                                                 -------------   ------------   --------------   --------------

Net income                                                              4,602         10,644            9,463           17,960
Dividends on preferred shares                                           4,029          4,029            8,057            8,059
                                                                 -------------   ------------   --------------   --------------
Net income available for common shareholders                         $    573       $  6,615        $   1,406        $   9,901
                                                                 =============   ============   ==============   ==============


                                                            (Continued)

                                           Mid-America Apartment Communities, Inc.
                                      Consolidated Statements of Operations (Continued)
                                      Three and six months ended June 30, 2001 and 2000

                                        (Dollars in thousands, except per share data)
                                                         (Unaudited)


                                                                       Three months ended              Six months ended
                                                                            June 30,                        June 30,
                                                                 ----------------------------   -------------------------------
                                                                         2001           2000             2001             2000
                                                                 -------------   ------------   --------------   --------------
Net income available per common share:

  Basic (in thousands):
        Average common shares outstanding                              17,397         17,584           17,438           17,607
                                                                 =============   ============   ==============   ==============

  Basic earnings per share:
              Net income available per common share                   $  0.06        $  0.38          $  0.11          $  0.57
                     before extraordinary item
              Extraordinary item                                        (0.03)         (0.01)           (0.03)           (0.01)
                                                                 -------------   ------------   --------------   --------------
              Net income available per common share                   $  0.03        $  0.37          $  0.08          $  0.56
                                                                 =============   ============   ==============   ==============

  Diluted (in thousands):
        Average common shares outstanding                              17,397         17,584           17,438           17,607
        Effect of dilutive stock options                                   83             70               57               47
                                                                 -------------   ------------   --------------   --------------
        Average dilutive common shares outstanding                     17,480         17,654           17,495           17,654
                                                                 =============   ============   ==============   ==============

  Diluted earnings per share:
              Net income available per common share                   $  0.06        $  0.38          $  0.11          $  0.57
                     before extraordinary item
              Extraordinary item                                        (0.03)         (0.01)           (0.03)           (0.01)
                                                                 -------------   ------------   --------------   --------------
              Net income available per common share                   $  0.03        $  0.37          $  0.08          $  0.56
                                                                 =============   ============   ==============   ==============


                                 See accompanying notes to consolidated financial statements.

                                        Mid-America Apartment Communities, Inc.
                                         Consolidated Statements of Cash Flows
                                        Six months ended June 30, 2001 and 2000
                                                (Dollars in thousands)

                                                                                                    2001         2000
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net income                                                                                  $  9,463     $ 17,960
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                          27,256       27,650
             Amortization of unearned stock compensation                                               207          171
             Equity in loss of real estate joint venture                                               111          150
             Minority interest in operating partnership income                                         251        1,943
             Extraordinary items                                                                       443          204
             Gain on dispositions, net                                                                (164)      (9,385)
             Changes in assets and liabilities:
                 Restricted cash                                                                     3,572       (2,412)
                 Other assets                                                                        3,526          128
                 Accounts payable                                                                     (463)        (621)
                 Accrued expenses and other                                                         (1,709)          96
                 Security deposits                                                                     112           59
------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                              42,605       35,943
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Purchases of real estate assets                                                             -      (14,952)
             Improvements to properties                                                             (8,973)      (7,091)
             Construction of units in progress and future development                              (12,495)     (40,521)
             Proceeds from disposition of real estate assets                                             -       44,563
             Proceeds from real estate joint venture                                                   253           46
             Escrow funding for tax free exchange, net                                                   -        7,679
------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                 (21,215)     (10,276)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net change in credit lines                                                              2,274       23,405
             Proceeds from notes payable                                                            40,737            -
             Principal payments on notes payable                                                   (33,918)     (11,969)
             Payment of deferred financing costs                                                    (1,521)      (1,259)
             Repurchase of common stock                                                             (2,878)      (3,682)
             Proceeds from issuances of common shares and units                                        516        1,707
             Distributions to unitholders                                                           (3,508)      (3,427)
             Dividends paid on common shares                                                       (20,377)     (20,465)
             Dividends paid on preferred shares                                                     (8,057)      (8,056)
------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                                 (26,732)     (23,746)
------------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                                   (5,342)       1,921
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                      16,095       14,092
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                          $ 10,753     $ 16,013
------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                                  $ 27,356     $ 24,661
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                          $    167     $    169
   Issuance of advances in exchange for common shares                                             $    120     $    173
   Interest capitalized                                                                           $    811     $  2,099
   Assumption of debt related to property acquisition                                             $      -     $  9,559

                             See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2001 and 2000 (Unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with the 2001 presentation. The reclassifications had no effect on net income available for common shareholders.

2.       Share Repurchase Program

In connection with the Company's share repurchase program, the Company repurchased and retired 20,200 shares of common stock during the second quarter of 2001 for a cost of approximately $457,000 at an average price per common share of $22.605. The Company also retired 51,200 shares that were purchased but not retired in the first quarter of 2001.

3.       Share and Unit Information

At June 30, 2001, 17,415,916 common shares and 2,934,687 operating partnership units were outstanding, a total of 20,350,603 shares and units. Additionally, MAAC has outstanding options for 1,530,819 shares of common stock at June 30, 2001.

4.       Segment Information

At June 30, 2001, the Company owned or had ownership interest in, and operated 124 apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows for the three and six months ended as of June 30 (Dollars in thousands):

                                                                            Three months                Six months
                                                                           ended June 30,             ended June 30,
                                                                      ------------------------- ---------------------------
                                                                             2001         2000          2001          2000
                                                                      ------------ ------------ ------------- -------------

Multifamily rental revenues                                              $ 61,429     $ 58,754     $ 121,674     $ 117,427
Other multifamily revenues                                                    793          955         1,577         1,699
                                                                      ------------------------- ---------------------------
    Segment revenues                                                       62,222       59,709       123,251       119,126

Reconciling items to consolidated revenues:
   Joint venture revenues                                                  (4,769)      (4,540)       (9,517)       (9,043)
   Management fee income, net                                                 191          182           379           362
   Equity in earnings (loss) of real estate joint venture                      34         (109)         (111)         (150)
   Interest income and other revenues                                         429          359           716           714
                                                                      ------------------------- ---------------------------
       Total revenues                                                    $ 58,107     $ 55,601     $ 114,718     $ 111,009
                                                                      ========================= ===========================

Multifamily net operating income                                         $ 39,037     $ 37,367     $  77,204     $  74,440
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                      (2,754)      (2,457)       (5,442)       (4,930)
   Management and development income, net                                     191          182           379           362
   Equity in earnings (loss) of real estate joint venture                      34         (109)         (111)         (150)
   Interest and other income                                                  429          359           716           714
   Interest expense                                                       (13,843)     (12,318)      (27,302)      (24,538)
   Property management expenses                                            (2,693)      (2,358)       (5,282)       (4,809)
   General and administrative expenses                                     (1,472)      (1,388)       (2,913)       (2,717)
   Depreciation and amortization                                          (13,094)     (12,658)      (26,091)      (26,117)
   Amortization of deferred financing costs                                  (636)        (819)       (1,165)       (1,533)
   Gain on dispositions, net                                                   (5)       6,394           164         9,385
   Extraordinary items, net                                                  (443)        (148)         (443)         (204)
   Minority interest in operating partnership                                (149)      (1,403)         (251)       (1,943)
   Dividends on preferred shares                                           (4,029)      (4,029)       (8,057)       (8,059)

                                                                      ------------------------- ---------------------------
       Net income available for common shareholders                      $    573     $  6,615     $   1,406     $   9,901
                                                                      ========================= ===========================

                                                                       June 30, 2001        June 30, 2000
                                                                 --------------------  -------------------
Assets:
Multifamily real estate assets                                           $ 1,539,127          $ 1,501,295
Accumulated depreciation - multifamily assets                               (217,111)            (165,926)
                                                                 -----------------------------------------
    Segment assets                                                         1,322,016            1,335,369
                                                                 -----------------------------------------

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                         (95,378)             (97,099)
   Land held for future development                                            1,366                1,366
   Commercial properties, net                                                  4,296                4,069
   Investment in and advances to real estate joint venture                     7,266                7,858
   Cash and restricted cash                                                   24,653               30,962
   Deferred financing costs                                                   10,056                9,998
   Other assets                                                               12,478               13,184
                                                                 -----------------------------------------
       Total assets                                                      $ 1,286,753          $ 1,305,707
                                                                 =========================================

5.       Derivative Financial Instruments

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

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $2,184,000 and an increase of $2,184,000 to "Accumulated Other Comprehensive Income." The adoption did not impact the Company's results of operations or cash flows for any period presented in the accompanying financial statements.

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

On June 30, 2001, the derivative instruments were reported at their fair value as other liabilities of $2,072,000. The offsetting adjustments were represented as losses in accumulated other comprehensive income.

All of the Company's hedges that are reported at fair value and are represented on the balance sheet were characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transaction reclassified to earnings. During the three and six month periods ended June 30, 2001, the ineffective portion of the hedging transaction was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income.

6.       Subsequent Events

Disposition

On July 2, 2001, the Company sold the 320-unit Canyon Creek Apartments, located in St. Louis, Missouri, for approximately $15.6 million. The proceeds were used to pay down the Company's outstanding lines of credit and to fund development.

Debt Refinancing

On July 2, 2001, the Company refinanced a $39.6 million loan maturing at that time along with an individual $8 million mortgage using the Company's Fannie Mae facility. In conjunction with this refinancing, the Company executed a $25 million swap agreement to set the rate on part of the refinancing at 6.4% for six years.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated joint venture, at June 30, 2001 was 33,778 in 124 communities compared to 33,591 units in 127 communities owned at June 30, 2000. The average monthly rental per apartment unit for the Company's non-development, owned units increased to $650 at June 30, 2001 from $631 at June 30, 2000. Occupancy for these same units at June 30, 2001 and 2000 was 94.3% and 95.4%, respectively.

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $325,000 and $192,000 at June 30, 2001 and 2000, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three and six months ended June 30, 2001 and 2000 is calculated as follows (in thousands):

                                                               Three months                  Six months
                                                              ended June 30,               ended June 30,
                                                            2001          2000           2001          2000
                                                        ------------- -------------  ------------- -------------
Net income available for common shareholders                $    573      $  6,615       $  1,406      $  9,901
Depreciation and amortization - real property                 12,936        12,562         25,766        25,925
Adjustment for joint venture depreciation                        314           301            627           600
Minority interest in operating partnership                       149         1,403            251         1,943
(Gain) loss on dispositions of depreciable real property           -        (6,394)            65        (9,385)
Extraordinary items                                              443           148            443           204
                                                        --------------------------------------------------------
Funds from operations                                       $ 14,415      $ 14,635       $ 28,558      $ 29,188
                                                        ========================================================

Weighted average shares and units:
  Basic                                                       20,332        20,540         20,374        20,566
  Diluted                                                     20,416        20,611         20,431        20,613

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

Property revenues for 2001 increased by approximately $2,284,000 due primarily to increases of (i) $279,000 from acquisitions of the Huntington Chase and Indigo Point apartments in the second quarter of 2000 ("2000 Acquisitions"),
(ii) $1,946,000 from the communities in development that were in lease-up ("Development Communities") and (iii) $108,000 from the communities owned throughout both periods. These increases were partially offset by a decrease in property revenues of $49,000 from the sale of the Clearbrook Village, McKellar Woods, Winchester Square, 2000 Wynnton, Riverwind and Hollybrook apartments in 2000 ("2000 Dispositions").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2001 increased approximately $911,000 due primarily to increases of (i) $82,000 from the 2000 Acquisitions, (ii) $759,000 from the Development Communities and (iii) $96,000 from communities owned throughout both periods. These increases were partially offset by the decrease in operating expenses of $26,000 due to the 2000 Dispositions.

During the current year, the Company began separating total overhead costs into two captions on the accompanying financial statements, property management expenses and general and administrative expenses, to more accurately present costs directly attributable to property operations and general administration. The changes in presentation have no impact on the results of operations or cash flows of the Company, and have been reflected in all periods presented. Management believes the change was necessary to make the Company's presentation more comparable with its peer companies.

During the quarter ended June 30, 2001, the combined property management and general and administrative costs increased approximately $419,000 over the same period during 2000. This increase was mainly related to increased franchise taxes, health insurance costs and airplane expenses. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects property management and general and administrative costs to approximate inflationary level increases over the next year.

Depreciation and amortization expense increased by approximately $436,000 primarily due to increases of (i) $68,000 from the 2000 Acquisitions, (ii) $538,000 from the Development Communities and (iii) $125,000 from communities owned in both periods. These increases were partially offset by the depreciation and amortization expense decrease of $295,000 from the 2000 Dispositions.

Interest expense increased $1,525,000 over the three months ended June 30, 2000 mainly related to additional funding required for new development and the Company's share repurchase program. At June 30, 2001 the Company's overall average borrowing cost was 6.8%, with unhedged variable rate conventional debt comprising 6.5% of the outstanding debt.

COMPARISON  OF SIX MONTHS  ENDED JUNE 30, 2001 TO THE SIX MONTHS  ENDED JUNE 30,
2000

Property revenues for 2001 increased by approximately $3,651,000 due primarily to increases of (i) $1,176,000 from the 2000 Acquisitions, (ii) $4,166,000 from the Development Communities and (iii) $1,917,000 from the communities owned throughout both periods. These increases were partially offset by a decrease in property revenues of $3,608,000 from the 2000 Dispositions along with the sale of the Pine Trails and MacArthur Ridge apartments in the first quarter of 2000 ("First Quarter 2000 Dispositions").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2001 increased approximately $1,399,000 due primarily to increases of (i) $424,000 from the 2000 Acquisitions, (ii) $1,535,000 from the Development Communities and (iii) $1,037,000 from communities owned throughout both periods. These increases were partially offset by the decrease in operating expenses of $1,597,000 due to 2000 Dispositions and First Quarter 2000 Dispositions.

During the current year, the Company began separating total overhead costs into two captions on the accompanying financial statements, property management expenses and general and administrative expenses, to more accurately present costs directly attributable to property operations and general administration. The changes in presentation have no impact on the results of operations or cash flows of the Company, and have been reflected in all periods presented. Management believes the change was necessary to make the Company's presentation more comparable with its peer companies.

During the six months ended June 30, 2001, the combined property management and general and administrative costs increased approximately $669,000 over the same period during 2000. This increase was mainly related to increased franchise taxes, health insurance costs and airplane expenses. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects property management and general and administrative costs to approximate inflationary level increases over the next year.

Depreciation and amortization expense decreased by approximately $26,000 primarily due to decreases of (i) $932,000 from the 2000 Dispositions and First Quarter 2000 Dispositions and (ii) $112,000 from the communities owned in both periods. These decreases were partially offset by the depreciation and amortization expense increases of (i) $259,000 from the 2000 Acquisitions and
(ii) $759,000 form the Development Communities.

Interest expense increased $2,764,000 over the six months ended June 30, 2000 mainly related to additional funding required for new development and the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2001 increased $6,662,000 compared to the same period a year earlier mainly due to changes in operating assets and liabilities related to the release of certain cash escrow amounts due to debt refinancings and the timing of cash payments for certain prepaid items.

During the first six months of 2001 the Company invested $12,495,000 in development properties, reduced from $40,521,000 from the same period in 2000. The Company is nearing the completion of the approximately $300,000,000 development program begun in 1997, and anticipates that approximately another $9,086,000 funding will be required during 2001 to complete the entire program.

The following table summarizes the Company's remaining communities in various stages of lease-up and construction, as of June 30, 2001 (Dollars in thousands):

                                                                     Current
                                                         Total      Estimated     Cost to           Apartment Units
                                                                                              ---------------------------
                                   Location              Units        Cost          Date        Completed      Occupied
                                                        --------  ------------- ------------  -------------   -----------
Completed Communities
In Lease-up:
Grand Reserve Lexington            Lexington, KY            370       $ 33,127    $  31,779            370           280
Kenwood Club at the Park           Katy(Houston), TX        320         17,978       17,611            320           310
Reserve at Dexter Lake Phase II    Memphis, TN              244         16,898       16,173            238           214
Grande View Nashville              Nashville, TN            433         37,600       36,649            432           284
                                                        -----------------------------------------------------------------
                                                          1,367       $105,603    $ 102,212          1,360         1,088
                                                        -----------------------------------------------------------------
Under Construction:
Reserve at Dexter Lake Phase III   Memphis, TN              244       $ 16,869    $  11,174              4             2

                                                        -----------------------------------------------------------------
Total Units in Lease-up/Development                       1,611       $122,472    $ 113,386          1,364         1,090
                                                        =================================================================

Total  capital   expenditures   for   development  of  communities  and  capital
improvements for the six months ended June 30, 2001 are summarized below (Dollars in thousands):

New construction                                                                    $ 12,495
Recurring capital expenditures at stabilized properties                                6,377
Revenue enhancing projects at stabilized properties                                    1,924
Corporate additions and improvements                                                     672
                                                                                -------------
                                                                                    $ 21,468
                                                                                =============


Net cash used in financing activities increased $2,986,000 during the first six months of 2001 as compared to the same period during 2000. During the first six months of 2001, the Company borrowed an additional $2,274,000 under its credit facilities, $21,131,000 less than during the same period a year earlier, and used the majority of the proceeds to fund development, certain improvements to properties and the repurchase of common shares. Also during the first six months ended June 30, 2001, the Company distributed a total of $31,942,000 to operating partnership unit holders, common shareholders and preferred shareholders.

In June, using the Company's Fannie Mae credit facility, the Company refinanced $14.3 million of individual mortgages and decreased the Company's secured credit facility led by AmSouth Bank from $85 million to $70 million. Also, the Company refinanced $17 million of tax-exempt bonds and entered into a seven year swap agreement at an average rate of 5.3%. The Company also fixed an additional $25 million of its Fannie Mae credit facility for seven years at a rate of 6.9%. As a result of these refinancings, the Company was also able to reduce the required cash escrows, previously included in restricted cash in the accompanying financial statements.

As of June 30, 2001, the Company had a $295,000,000 secured credit facility with FNMA (the "FNMA Facility") which matures in 2009. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA mortgage backed security rate on the date of renewal, which has historically approximated 3 month LIBOR less a spread ranging from .05%-.10%, plus a fee of .67% based on the outstanding borrowings. Borrowings under the FNMA Facility totaled $221,815,000 at June 30, 2001, consisting of $90,000,000 under the fixed portion at a combined rate of 7.5% and the remaining $131,815,000 under the variable rate portion of the facility. The proceeds from draws under the FNMA Facility were primarily used to pay down other credit lines and fund development.

Additionally, the Company currently maintains a $70,000,000 secured credit facility with a group of banks led by AmSouth Bank, and a $20,000,000 unsecured credit facility with Compass Bank. As of June 30, 2001, the Company had $4,707,000 and $15,000,000 outstanding under these credit facilities, respectively. At June 30, 2001 the Company also had letters of credit outstanding totaling $24,726,000 which were secured by the Amsouth credit facility.

The two secured credit facilities are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed. At June 30, 2001, the Company had an additional $35,000,000 available to be borrowed under these facilities.

At June 30, 2001, the Company had five interest rate swap agreements outstanding totaling $117 million to effectively lock the interest rate on a portion of the Company's variable rate debt. At June 30, 2001, the Company had $51.5 million (after considering the interest rate swaps) of conventional floating rate debt at an average interest rate of 4.4% and an additional $22.6 million of tax-free variable rate debt at an average rate of 4.2%; all other debt was fixed rate term debt at an average interest rate of 7.1%.

The weighted average interest rate and weighted average maturity at June 30, 2001 for the $790.7 million of total notes payable were 6.8% and 10.4 years, respectively.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $5,800,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $317,000 and $132,000 for the year ended December 31, 2000 and the six months ended June 31, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of the Company was held on June 4, 2001.

          Messrs.  John F.  Flournoy,  Robert F. Fogelman and Michael S. Starnes
          were   elected   directors  at  the  meeting  by  95%,  99%  and  99%,
          respectively, of the shares represented at the meeting.

          KPMG LLP was ratified as the Company's independent auditors for 2001 by 99% of the shares represented at the meeting.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed as part of this report.

               None.

          (b)  Reports on Form 8-K

               Form     Event Reported                Date of Report  Date Filed

                8-K  Update on market conditions         4-10-2001     4-10-2001
                8-K  Timing and logistics for 1Q01       4-10-2001     4-11-2001
                     earnings release and conference
                     call

                8-K  1Q01 conference call transcript     5-1-2001       5-1-2001
                     and press release

                8-K  Slide presentation from NAREIT      6-7-2001       6-8-2001
                     Institutional Investor Forum

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:  8/14/2001                    /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)