Form 10-Q
period 2001-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2001-11-14
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                          6584 POPLAR AVENUE, SUITE 300
                            MEMPHIS, TENNESSEE 38138
                    (Address of principal executive offices)

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

                                                                  [X] Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                          at October 29, 2001
Common Stock, $.01 par value                                 17,435,924

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.       Financial Statements

               Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000

               Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (Unaudited)

               Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                           Mid-America Apartment Communities, Inc.
                                 Consolidated Balance Sheets
                    September 30, 2001 (Unaudited) and December 31, 2000

                                   (Dollars in thousands)
                                                                        2001         2000
----------------------------------------------------------------------------------------------
Assets:

Real estate assets:
     Land                                                            $  124,644   $   124,867
     Buildings and improvements                                       1,236,277     1,231,628
     Furniture, fixtures and equipment                                   30,807        30,127
     Construction in progress                                            35,280        28,592
----------------------------------------------------------------------------------------------
                                                                      1,427,008     1,415,214
     Less accumulated depreciation                                     (217,543)     (183,769)
----------------------------------------------------------------------------------------------
                                                                      1,209,465     1,231,445

      Land held for future development                                    1,366         1,366
      Commercial properties, net                                          4,179         4,034
      Investment in and advances to real estate joint venture             7,142         7,630
----------------------------------------------------------------------------------------------
       Real estate assets, net                                        1,222,152     1,244,475

Cash and cash equivalents                                                10,646        16,095
Restricted cash                                                          14,401        17,472
Deferred financing costs, net                                            10,444         9,700
Other assets                                                             15,878        16,029
----------------------------------------------------------------------------------------------
       Total assets                                                  $ 1,273,521  $ 1,303,771
----------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:

Liabilities:
     Notes payable                                                   $  775,467   $   781,089
     Accounts payable                                                     1,997         1,740
     Accrued expenses and other liabilities                              37,283        26,589
     Security deposits                                                    4,599         4,611
     Deferred gain on disposition of properties                           4,186         4,366
----------------------------------------------------------------------------------------------
       Total liabilities and deferred gain                              823,532       818,395

Minority interest                                                        47,926        51,383

Shareholders' equity:
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $173,470,750 or $25 per share liquidation preference:
       2,000,000 shares at 9.5% Series A Cumulative                          20            20
       1,938,830 shares at 8.875% Series B Cumulative                        19            19
       2,000,000 shares at 9.375% Series C Cumulative                        20            20
       1,000,000 shares at 9.5% Series E Cumulative                          10            10
     Common stock, $.01 par value (authorized 50,000,000 shares;
       issued 17,422,769 and 17,506,968 shares at
       September 30, 2001 and December 31, 2000, respectively)              174           175
     Additional paid-in capital                                         549,562       551,809
     Other                                                                 (927)       (1,171)
     Accumulated distributions in excess of net income                 (136,986)     (116,889)
     Accumulated other comprehensive income                              (9,829)            -
----------------------------------------------------------------------------------------------
       Total shareholders' equity                                       402,063       433,993
----------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                    $ 1,273,521  $ 1,303,771
----------------------------------------------------------------------------------------------

                See accompanying notes to consolidated financial statements.

                                          Mid-America Apartment Communities, Inc.
                                           Consolidated Statements of Operations
                                  Three and nine months ended September 30, 2001 and 2000

                                       (Dollars in thousands, except per share data)
                                                        (Unaudited)

                                                                     Three months ended            Nine months ended
                                                                      September 30,                  September 30,
--------------------------------------------------------------------------------------------  ------------------------------
                                                                      2001            2000            2001             2000
----------------------------------------------------------------------------------------------------------------------------
Revenues:
      Rental revenues                                             $ 56,046        $ 55,495       $ 168,280        $ 163,969
      Other property revenues                                          733             975           2,233            2,584
----------------------------------------------------------------------------------------------------------------------------
      Total property revenues                                       56,779          56,470         170,513          166,553

      Interest and other income                                        271             309             987            1,023
      Management fee income, net                                       190             187             569              549
      Equity in loss of real estate joint venture                      (63)            (29)           (174)            (179)
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                57,177          56,937         171,895          167,946
----------------------------------------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                                6,275           6,319          18,434           18,177
            Building repairs and maintenance                         2,720           2,780           7,129            7,350
            Real estate taxes and insurance                          6,647           6,387          20,005           19,017
            Utilities                                                1,944           2,108           5,663            5,743
            Landscaping                                              1,576           1,531           4,677            4,448
            Other operating                                          2,564           2,904           7,790            7,867
            Depreciation and amortization                           12,916          12,737          39,007           38,854
----------------------------------------------------------------------------------------------------------------------------
                                                                    34,642          34,766         102,705          101,456
      Property management expenses                                   2,241           2,402           7,523            7,211
      General and administrative expenses                            1,514           1,298           4,427            4,015
      Interest expense                                              13,024          13,006          40,326           37,544
      Amortization of deferred financing costs                         530             620           1,695            2,153
----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                51,951          52,092         156,676          152,379
----------------------------------------------------------------------------------------------------------------------------


Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary items                                   5,226           4,845          15,219           15,567

Gain on dispositions, net                                            9,900           1,119          10,064           10,504
----------------------------------------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary items                       15,126           5,964          25,283           26,071

Minority interest in operating partnership income                    1,853             337           2,104            2,280
----------------------------------------------------------------------------------------------------------------------------

Income before extraordinary items                                   13,273           5,627          23,179           23,791

Extraordinary items  - loss on debt extinguishment,
   net of minority interest                                           (183)              -            (626)            (204)
----------------------------------------------------------------------------------------------------------------------------

Net income                                                          13,090           5,627          22,553           23,587
Dividends on preferred shares                                        4,028           4,028          12,085           12,087
----------------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders                      $  9,062        $  1,599       $  10,468        $  11,500
----------------------------------------------------------------------------------------------------------------------------

Net income available per common share:

  Basic (in thousands):
        Average common shares outstanding                           17,406          17,483          17,427           17,565
----------------------------------------------------------------------------------------------------------------------------
  Basic earnings per share:
              Net income available per common share               $   0.53        $   0.09       $    0.64        $    0.67
                     before extraordinary item
              Extraordinary item                                     (0.01)              -           (0.04)           (0.02)
----------------------------------------------------------------------------------------------------------------------------
              Net income available per common share               $   0.52        $   0.09       $    0.60        $    0.65
----------------------------------------------------------------------------------------------------------------------------
  Diluted (in thousands):
        Average common shares outstanding                           17,406          17,483          17,427           17,565
        Effect of dilutive stock options                               163              85              93               60
----------------------------------------------------------------------------------------------------------------------------
        Average dilutive common shares outstanding                  17,569          17,568          17,520           17,625
----------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per share:
              Net income available per common share               $   0.53        $   0.09       $    0.63        $    0.67
                     before extraordinary item
              Extraordinary item                                     (0.01)              -           (0.03)           (0.02)
----------------------------------------------------------------------------------------------------------------------------
              Net income available per common share               $   0.52        $   0.09       $    0.60        $    0.65
----------------------------------------------------------------------------------------------------------------------------

                               See accompanying notes to consolidated financial statements.

                                      Mid-America Apartment Communities, Inc.
                                       Consolidated Statements of Cash Flows
                                   Nine months ended September 30, 2001 and 2000
                                              (Dollars in thousands)

                                                                                             2001         2000
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                                                             $ 22,553      $ 23,587
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                     40,702        41,007
             Amortization of unearned stock compensation                                          364           338
             Equity in loss of real estate joint venture                                          174           179
             Minority interest in operating partnership income                                  2,104         2,280
             Extraordinary items                                                                  626           204
             Gain on dispositions, net                                                        (10,064)      (10,504)
             Changes in assets and liabilities:
                 Restricted cash                                                                3,071        (3,240)
                 Other assets                                                                     521        (3,943)
                 Accounts payable                                                                 257            26
                 Accrued expenses and other                                                    10,709         5,531
                 Security deposits                                                                (12)            2
--------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                         71,005        55,467
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Purchases of real estate assets                                                     (251)      (14,858)
             Improvements to properties                                                       (14,066)      (12,530)
             Construction of units in progress and future development                         (15,440)      (43,461)
             Proceeds from disposition of real estate assets                                   12,255        50,634
             Distributions from real estate joint venture                                         314           187
--------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                            (17,188)      (20,028)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net change in credit lines                                                        (5,433)      (49,312)
             Proceeds from notes payable                                                       88,363        85,742
             Principal payments on notes payable                                              (89,297)      (13,965)
             Payment of deferred financing costs                                               (2,439)       (1,751)
             Repurchase of common stock                                                        (3,549)       (6,084)
             Proceeds from issuances of common shares and units                                   966         2,039
             Distributions to unitholders                                                      (5,227)       (5,184)
             Dividends paid on common shares                                                  (30,565)      (30,556)
             Dividends paid on preferred shares                                               (12,085)      (12,087)
--------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                            (59,266)      (31,158)
--------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                              (5,449)        4,281
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                 16,095        14,092
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $ 10,646      $ 18,373
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                             $ 40,316      $ 40,017
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                     $    215      $    232
   Issuance of advances in exchange for common shares                                        $    120      $    173
   Interest capitalized                                                                      $  1,067      $  2,950
   Assumption of debt related to property acquisition                                        $      -      $  9,559

                           See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 2001 and 2000 (Unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with the 2001 presentation. The reclassifications had no effect on net income available for common shareholders.

2.       Real Estate Transactions

Dispositions

On July 2, 2001, the Company sold the 320-unit Canyon Creek Apartments, located in St. Louis, Missouri, for approximately $15.6 million. On August 22, 2001, the Company sold the 252-unit Advantages Apartments, located in Jackson, MS, for $6.9 million. The proceeds from both dispositions were used to pay down the Company's outstanding lines of credit.

3.       Share and Unit Information

At September 30, 2001, 17,422,769 common shares and 2,931,612 operating partnership units were outstanding, a total of 20,354,381 shares and units. Additionally, MAAC had outstanding options for 1,401,769 shares of common stock at September 30, 2001.

4.       Segment Information

At September 30, 2001, the Company owned or had ownership interest in, and operated 122 apartment communities in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows for the three and nine months ended as of September 30 (Dollars in thousands):

                                                                            Three months                Nine months
                                                                         ended September 30,        ended September 30,
                                                                      ------------------------- ---------------------------
                                                                             2001         2000          2001          2000
                                                                      ------------ ------------ ------------- -------------
Multifamily rental revenues                                              $ 60,760     $ 60,174     $ 182,434     $ 177,601
Other multifamily revenues                                                    772        1,022         2,349         2,721
                                                                      ------------------------- ---------------------------
    Segment revenues                                                       61,532       61,196       184,783       180,322

Reconciling items to consolidated revenues:
   Joint venture revenues                                                  (4,753)      (4,726)      (14,270)      (13,769)
   Interest income and other revenues                                         271          309           987         1,023
   Management fee income, net                                                 190          187           569           549
   Equity in loss of real estate joint venture                                (63)         (29)         (174)         (179)
                                                                      ------------------------- ---------------------------
       Total revenues                                                    $ 57,177     $ 56,937     $ 171,895     $ 167,946
                                                                      ========================= ===========================

Multifamily net operating income                                         $ 37,594     $ 37,047     $ 114,798     $ 111,487
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                      (2,541)      (2,606)       (7,983)       (7,536)
   Management fee income, net                                                 190          187           569           549
   Equity in loss of real estate joint venture                                (63)         (29)         (174)         (179)
   Interest and other income                                                  271          309           987         1,023
   Interest expense                                                       (13,024)     (13,006)      (40,326)      (37,544)
   Property management expenses                                            (2,241)      (2,402)       (7,523)       (7,211)
   General and administrative expenses                                     (1,514)      (1,298)       (4,427)       (4,015)
   Depreciation and amortization                                          (12,916)     (12,737)      (39,007)      (38,854)
   Amortization of deferred financing costs                                  (530)        (620)       (1,695)       (2,153)
   Gain on dispositions, net                                                9,900        1,119        10,064        10,504
   Extraordinary items, net                                                  (183)           -          (626)         (204)
   Minority interest in operating partnership                              (1,853)        (337)       (2,104)       (2,280)
   Dividends on preferred shares                                           (4,028)      (4,028)      (12,085)      (12,087)

                                                                      ------------------------- ---------------------------
       Net income available for common shareholders                      $  9,062     $  1,599     $  10,468     $ 11,500
                                                                      ========================= ===========================

                                                                  September 30, 2001       September 30, 2000
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,530,618              $ 1,510,682
Accumulated depreciation - multifamily assets                                  (226,241)                (177,708)
                                                                 ------------------------------------------------
    Segment assets                                                            1,304,377                1,332,974
                                                                 ------------------------------------------------

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                            (94,912)                 (96,610)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     4,179                    3,928
   Investment in and advances to real estate joint venture                        7,142                    7,688
   Cash and restricted cash                                                      25,047                   34,150
   Deferred financing costs                                                      10,444                    9,870
   Other assets                                                                  15,878                   17,577
                                                                 ------------------------------------------------
       Total assets                                                         $ 1,273,521              $ 1,310,943
                                                                 ================================================

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

The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or if there is a discontinuation of the hedging relationship, the Company discontinues hedge accounting prospectively.

On September 30, 2001, the derivative instruments were reported at their fair value as other liabilities of $9,829,000. The offsetting adjustments were represented as losses in accumulated other comprehensive income.

The Company utilizes interest rate swaps as cash flow hedges to hedge the variability in future cash flows of debt transactions. The interest rate swaps convert the variable payments on debt obligations to fixed payments. The unrealized gains/losses in the fair value of these interest rate swaps are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transaction reclassified to earnings. During the three and nine month periods ended September 30, 2001, the ineffective portion of the hedging transaction was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income.


PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated joint venture, at September 30, 2001 was 33,291 in 122 communities compared to 33,727 units in 127 communities owned at September 30, 2000. The average monthly rental per apartment unit for the Company's non-development, owned units increased to $657 at September 30, 2001 from $637 at September 30, 2000. Occupancy for these same units at September 30, 2001 and 2000 was 94.4% and 95.4%, respectively.

FUNDS FROM OPERATIONS

Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles "GAAP") excluding extraordinary items, minority interest in operating partnership income (loss), gain or loss on disposition of depreciable real estate assets, and certain non-cash and other items, (primarily real estate depreciation and amortization), less preferred stock dividends. Adjustments for the unconsolidated joint venture are made to include the Company's portion of FFO in the calculation. The Company computes FFO in accordance with NAREIT's definition which reflects the recommendations of NAREIT's Best Financial Practices Council that FFO should include all operating results, both recurring and non-recurring, except those defined as
"extraordinary" under GAAP. The Company's FFO calculation reflects this definition for all periods presented. The Company's policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized because they are part of the general post acquisition redevelopment upgrade of a property, and thus, are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate investment trusts ("REITs") and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $481,000 and $358,000 for the nine months ended September 30, 2001 and 2000, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three and nine months ended September 30, 2001 and 2000 is calculated as follows (in thousands):

                                                               Three months                 Nine months
                                                           ended September 30,          ended September 30,
                                                        ---------------------------  ---------------------------
                                                            2001          2000           2001          2000
                                                        ------------- -------------  ------------- -------------
Net income available for common shareholders                $  9,062      $  1,599       $ 10,468      $ 11,500
Depreciation and amortization - real property                 12,760        12,570         38,526        38,496
Adjustment for joint venture depreciation                        316           303            943           902
Minority interest in operating partnership                     1,853           337          2,104         2,280
Gain on dispositions of real property                         (9,900)       (1,119)        (9,835)      (10,504)
Extraordinary items                                              183             -            626           204
                                                        --------------------------------------------------------
Funds from operations                                       $ 14,274      $ 13,690       $ 42,832      $ 42,878
                                                        ========================================================

Weighted average shares and units:
  Basic                                                       20,340        20,435         20,362        20,522
  Diluted                                                     20,503        20,520         20,455        20,582

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Property revenues for 2001 increased by approximately $309,000 due primarily to the increase of $1,688,000 from the communities in development that were in lease-up ("Development Communities"). This increase was partially offset by decreases in property revenues of (i) $594,000 from the sale of the Whispering Oaks, 2000 Wynnton, Riverwind and Hollybrook apartments in the third and fourth quarters of 2000 ("Third and Fourth Quarter 2000 Dispositions"), (ii) $689,000 from the sale of the Canyon Creek and Advantages apartments in 2001 ("2001 Dispositions"), and (iii) $96,000 from the communities held throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2001 decreased by approximately $303,000 due primarily to decreases of (i) $271,000 from the Third and Fourth Quarter 2000 Dispositions, (ii) $146,000 from the 2001 Dispositions, and (iii) $572,000 from the communities owned throughout both periods. These decreases were partially offset by an increase in operating expense of $686,000 due to Development Communities.

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

Property management expenses decreased approximately $161,000 over the same period last year mainly related to decreases in certain health benefits and the summer intern program. General and administrative expenses increased approximately $216,000 over the third quarter last year mainly related to increased transportation costs.

Depreciation and amortization expense increased by approximately $179,000 primarily due to the increase of $472,000 from the Development Communities. This increase was partially offset by the depreciation and amortization expense decreases of (i) $130,000 from the Third and Fourth Quarter 2000 Dispositions,
(ii) $141,000 from the 2001 Dispositions, and (iii) $22,000 from the communities held throughout both periods.

Interest expense over the three months ended September 30, 2000, remained relatively flat as the lower interest rates obtained from the refinancings of fixed rate debt and the drop in variable rates were offset by the reduction of interest capitalized as the development pipeline nears completion.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Property revenues for 2001 increased by approximately $3,960,000 due primarily to increases of (i) $1,169,000 from the 2000 Acquisitions, (ii) $5,921,000 from the Development Communities and (iii) $1,659,000 from the communities owned throughout both periods. These increases were partially offset by decreases in property revenues of (i) $4,218,000 from the Third and Fourth Quarter 2000 Dispositions along with the sales of the Winchester Square, McKellar Woods, Clearbrook Village, MacArthur Ridge and Pine Trails apartments in the first and second quarters of 2000 ("2000 Dispositions"), and (ii) $571,000 from the 2001 Dispositions.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2001 increased approximately $1,096,000 due primarily to increases of (i) $419,000 from the 2000 Acquisitions, (ii) $2,081,000 from the Development Communities and (iii) $579,000 from communities owned throughout both periods. These increases were partially offset by the decreases in operating expenses of (i) $1,865,000 due to 2000 Dispositions, and (ii) $118,000 due to 2001 Dispositions.

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

During the nine months ended September 30, 2001, property management expense increased approximately $312,000 over the same period during 2000. This increase was mainly related to increased franchise taxes. General and administrative costs increased approximately $412,000 over the first three quarters of 2000 primarily related to increased transportation costs. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects property management and general and administrative costs to approximate inflationary level increases over the next year.

Depreciation and amortization expense increased by approximately $153,000 primarily due to increases of (i) $267,000 from the 2000 Acquisitions, (ii) $1,006,000 from the Development Communities, and (iii) $83,000 from the communities held throughout both periods. These increases were partially offset by the depreciation and amortization expense decreases of (i) $1,062,000 from the 2000 Dispositions, and (ii) $141,000 form the 2001 Dispositions.

Interest expense increased $2,782,000 over the nine months ended September 30, 2000 primarily related to additional funding required for new development.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2001 increased $15,538,000 compared to the same period a year earlier mainly due to changes in operating assets and liabilities related to the release of certain cash escrow amounts due to debt refinancings and the timing of cash payments for certain prepaid items.

During  the  first  nine  months of 2001 the  Company  invested  $15,440,000  in development properties, reduced from $43,461,000 from the same period in 2000. The Company is nearing the completion of the approximately $300,000,000 development program begun in 1997, and anticipates that approximately another $6,562,000 funding will be required during 2001 and the first quarter of 2002 to complete the entire program.

The following table summarizes the Company's remaining communities in various stages of lease-up and construction, as of September 30, 2001 (Dollars in thousands):

                                                                     Current
                                                         Total      Estimated     Cost to           Apartment Units
                                                                                              ---------------------------
                                   Location              Units        Cost          Date        Completed      Occupied
                                                        --------  ------------- ------------  -------------   -----------
Completed Communities
In Lease-up:
Grand Reserve Lexington            Lexington, KY            370       $ 33,176     $ 31,529            370           301
Reserve at Dexter Lake Phase II    Memphis, TN              244         16,898       16,035            223           192
Grande View Nashville              Nashville, TN            433         37,746       36,537            432           337
                                                        -----------------------------------------------------------------
                                                          1,047       $ 87,820     $ 84,101          1,025           830
                                                        -----------------------------------------------------------------
Under Construction:
Reserve at Dexter Lake Phase III   Memphis, TN              244       $ 16,869     $ 14,026             98            10

                                                        -----------------------------------------------------------------
Total Units in Lease-up/Development                       1,291       $104,689     $ 98,127          1,123           840
                                                        =================================================================

Total  capital   expenditures   for   development  of  communities  and  capital
improvements for the nine months ended September 30, 2001 are summarized below (Dollars in thousands):

New construction                                                                    $ 15,440
Recurring capital expenditures at stabilized properties                               10,160
Revenue enhancing projects at stabilized properties                                    3,116
Corporate additions and improvements                                                     790
                                                                                -------------
                                                                                    $ 29,506
                                                                                =============

Net cash used in financing activities increased $28,108,000 during the first nine months of 2001 as compared to the same period during 2000. During the first nine months of 2001, the Company paid down $5,433,000 of its credit facilities, $43,879,000 less than during the same period a year earlier. The Company had $89,297,000 of principal payments on notes payable mostly related to payoffs associated with debt refinancings during the first nine months of 2001. Also during the first nine months ended September 30, 2001, the Company distributed a total of $47,877,000 to operating partnership unit holders, common shareholders and preferred shareholders.

In July 2001, using the Company's Fannie Mae credit facility, the Company refinanced $14.5 million of individual mortgages and a $39.6 million loan with Prudential. The Company also fixed the interest rate on an additional $25 million of its Fannie Mae credit facility for seven years at a rate of 6.3%. As a result of these refinancings, the Company was also able to reduce the required cash escrows, previously included in restricted cash in the accompanying financial statements.

Borrowings under the FNMA Facility totaled $269,441,000 at September 30, 2001, consisting of $90,000,000 under the fixed rate portion at a combined rate of 7.5% and the remaining $179,441,000 under the variable rate portion of the facility. The proceeds from borrowings under the FNMA Facility were primarily used to pay down other credit lines and fund development.

Additionally, the Company currently maintains a $70,000,000 secured credit facility with a group of banks led by AmSouth Bank, and a $20,000,000 unsecured credit facility with Compass Bank. As of September 30, 2001, the Company had $2,000,000 and $10,000,000 outstanding under these credit facilities, respectively. At September 30, 2001 the Company also had letters of credit outstanding totaling $24,403,000 which were secured by the AmSouth credit facility.

The two secured credit facilities are subject to borrowing base calculations that effectively reduce the maximum amount that may be borrowed. At September 30, 2001, the Company had an additional $37,700,000 available to be borrowed under these facilities.

At September 30, 2001, the Company had six interest rate swap agreements outstanding totaling $142 million to effectively lock the interest rate on a portion of the Company's variable rate debt. At September 30, 2001, the Company had $66.4 million (after considering the interest rate swaps) of conventional floating rate debt at an average interest rate of 4.2% and an additional $22.6 million of tax-free variable rate debt at an average rate of 3.6%; all other debt was fixed rate term debt at an average interest rate of 6.9%.

The weighted average interest rate and weighted average maturity at September 30, 2001 for the $775.5 million of total notes payable were 6.6% and 11.3 years, respectively.

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

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $5,800,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $317,000 and $198,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

                None.

            (b) Reports on Form 8-K

                Form  Event Reported                 Date of Report   Date Filed

                8-K   Sale of Canyon Creek             7-2-2001        7-2-2001
                8-K   2Q01 conference call             8-3-2001        8-3-2001
                      transcript and press release

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:  11/14/2001                   /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)