Form 10-K405
period 2001-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2002-04-01
CIK 912595

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                                  NAME OF EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                       ------------------------
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($25.84 per share), as reported on the New York Stock Exchange, on March 15, 2002) was approximately $396,000,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

    The number of shares outstanding of the Registrant's common stock as of March 15, 2002, was 17,480,545 shares, of which approximately 2,160,635 were held by affiliates.

    The Registrant's definitive proxy statement in connection with the 2002 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                  --------
                                            PART I

 1.                     Business....................................................      2
 2.                     Properties..................................................      6
 3.                     Legal Proceedings...........................................     11
 4.                     Submission of Matters to Vote of Security Holders...........     11

                                           PART II

 5.                     Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     11
 6.                     Selected Financial Data.....................................     12
 7.                     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     13
 7A.                    Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     23
 8.                     Financial Statements and Supplementary Data.................     24
 9.                     Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     24

                                           PART III

 10.                    Directors and Executive Officers of the Registrant..........     24
 11.                    Executive Compensation......................................     24
 12.                    Security Ownership of Certain Beneficial Owners and
                        Management..................................................     24
 13.                    Certain Relationships and Related Transactions..............     24

                                           PART IV

 14.                    Exhibits, Financial Statement Schedule and Reports on Form
                        8-K.........................................................     24

    This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations and the future financial performance of Mid-America Apartment Communities, Inc. (the "Company), including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, future development, anticipated growth rates of revenues and expenses, and anticipated share repurchases. Words such as "expects," "plans," "estimates," "projects," "objectives," "goals" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in the Annual Report on Form 10-K will prove to be accurate. A variety of factors, including but not limited to those discussed in this report under the headings "Strategies," "Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations", could cause actual results to differ materially from the anticipated results and other expectations expressed in the forward-looking statements. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives of the Company will be achieved.

    The Company does not assume any obligation to update the forward-looking statements contained in this report or the reasons why actual results could differ from those projected in such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Founded in 1994, Mid-America Apartment Communities, Inc. (the "Company") is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust ("REIT") that focuses on acquiring, constructing, developing, owning and operating apartment communities. Between 1994 and December 31, 2001, the Company increased the number of properties of which it is the sole owner from 22 to 112 properties with 30,618 apartment units, representing an increase of 25,038 apartment units. The Company is also a participant in a joint venture (the "Joint Venture") with Blackstone Real Estate Acquisitions, LLC ("Blackstone"). The Joint Venture owned 10 properties, representing 2,793 apartment units at December 31, 2001. The Company retains a 33.33% ownership interest in the Joint Venture and has an agreement to manage the operations of the communities for a fee of 4% of revenues.

    The Company's business is conducted principally through Mid-America Apartments, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, holding 180,404 common units of partnership interest ("Common Units") comprising a 1% general partnership interest in the Operating Partnership as of December 31, 2001. The Company's wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 2001, held 14,928,568 Common Units, or 82.75% of all outstanding Common Units.

    The Company employed 987 full time and 118 part time employees at December 31, 2001.

OPERATING PHILOSOPHY

    INVESTMENT FOCUS. Depending on opportunities and the real estate cycle, Company management uses its real estate skills and experience to invest profitably. Between 1994 and 1997, the Company focused on the acquisition and redevelopment of existing apartments. Between 1998 and 2000, its concentration was on development of new apartments. In 1999, the Company established a joint venture and sold assets to that joint venture. Between August 1999 and December 2001, the Company repurchased approximately 1.86 million shares of its common stock, funded in part by asset sales. The Company's present focus is on the acquisition of properties that it believes can be repositioned with approporiate use of capital and its operating management skills. The Company is also interested in increasing its investment in properties in larger and faster growing markets within its current market area, and intends to do this through acquiring apartment communities with the potential for above average growth and return through investments in joint ventures and in direct purchases. The Company will continue its established process of the sale of mature assets, and will adapt its investment focus to opportunities and markets.

    HIGH QUALITY ASSETS. The Company maintains its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. It believes that being recognized by third parties for its quality of properties, landscaping, and property management will lead to higher rents and profitability. The Company sells assets selectively in order to ensure that its portfolio consists only of high quality, well-located assets within its market area.

    DIVERSIFIED MARKET FOCUS. The Company focuses on owning, operating, developing, constructing and acquiring apartment communities (the "Communities") throughout the southeastern United States and Texas.

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

    DECENTRALIZED OPERATIONAL STRUCTURE. The Company's operational structure is organized on a decentralized basis. Management believes that its decentralized operating structure capitalizes on specific market knowledge, increases personal accountability relative to a centralized structure and is beneficial in the acquisition, redevelopment and development processes.

PROACTIVE BALANCE SHEET AND PORTFOLIO MANAGEMENT

    The Company focuses on maximizing the return on assets and adding to the intrinsic underlying value of each share, routinely reviewing each asset based on its determined value and selling those which no longer fit its investment criteria. The Company constantly evaluates the effectiveness of its capital allocations and makes adjustments to its strategy, including investing in acquisitions and new development, debt retirement, and repurchases of shares of the Company's common stock.

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

    - offering new services to residents, including telephone, cable, and internet access, on which it generates fee and commission income;

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

    - maintaining a hands-on management style and "flat" organizational structure that emphasizes senior management's continued close contact with the market and employees; and

    - selling or exchanging underperforming assets and repurchasing common stock when cost of capital and asset values permit.

    DEVELOPMENT STRATEGY. In late 1997, the Company's emphasis shifted from acquisitions to development because of its belief that under then-current market conditions, such development would generate higher quality assets and higher long-term investment returns. In 2002, the Company will complete a four-year $300 million construction program of high quality apartments in multiple markets. This represents the completion of the development pipeline initiated in 1997. In 1999, management decided to exit the construction and development business upon completion of the Company's existing development pipeline after determining that market conditions were changing, making it unlikely that future proposed projects would meet the Company's profitability targets.

    In 2001, the Company completed the Grande View development project in Nashville, Tennessee, consisting of 433 apartment units, which are currently in lease-up.

    At December 31, 2001, the Company had one uncompleted development property with 244 apartment units in various stages of lease-up and construction, all scheduled to be completed and leased in 2002. The Company anticipates an additional capital investment in this development of approximately $537,000 in 2002, which will be funded through use of its outstanding lines of credit.

    ACQUISITION STRATEGY. One of the Company's strategies is to acquire and redevelop apartment communities that meet its investment criteria and focus as discussed above. The Company has extensive experience and research-based skills in the acquisition and repositioning of multifamily properties. While the markets were not conducive to the acquisition of properties in 2001, the Company will evaluate opportunities that arise, and will utilize this strategy to increase the share of its assets in faster growing and larger markets in the Southeast and Texas.

    JOINT VENTURE STRATEGY. One of the Company's strategies is to co-invest with joint venture partners in joint venture opportunities which enable it to obtain a higher return on its investment through management (and other) fees, which leverages the Company's recognized skills in acquiring, repositioning, redeveloping and managing multifamily investments. The Company is actively seeking attractively priced opportunities in which it and joint venture partners can invest. The Company established a joint venture in 1999 with Blackstone.

    DISPOSITION STRATEGY. The Company is committed to the selective disposition of mature assets, defined as those apartment communities that no longer meet the Company's investment criteria and long-term strategic objectives. Typically, the Company selects assets for disposition that do not meet its present investment criteria including future return on investment, location, market, potential for growth, and capital needs.

    The following apartment communities, containing an aggregate of 572 apartment units, were sold during 2001:

                                                                                        GROSS
           PROPERTY               LOCATION      NUMBER OF UNITS         DATE          PROCEEDS
------------------------------  -------------   ----------------   ---------------   -----------
Canyon Creek..................  St. Louis, MO         320             July 2, 2001   $15,600,000
Advantages....................  Jackson, MS           252          August 22, 2001     6,900,000
                                                      ---                            -----------
Total........................................         572                            $22,500,000
                                                      ===                            ===========

SHARE REPURCHASE PROGRAM

    In 1999, the Company's Board of Directors approved an increase in the number of shares of the Company's common stock authorized to be repurchased to 4 million shares. As of December 31, 2001 the Company had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and Common Units outstanding). From time to time the Company intends to sell assets based on its disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when it believes that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments.

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

    Apartment communities compete on the basis of monthly rent, discounts, and facilities offered such as apartment size and internal amenities, and apartment community amenities, including recreational facilities, management services, and physical property condition. The Company makes capital improvements to both the communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

ENVIRONMENTAL MATTERS

    The Company generally obtains environmental audits on all of its Communities from various outside environmental engineering firms. The purpose of these audits is to identify potential sources of contamination at the communities and to assess the status of environmental regulatory compliance. These audits generally include historical reviews of the community, reviews of certain public records, preliminary investigations of the site and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks and the preparation and issuance of a written report.

Depending on the results of these audits, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These audits must be satisfactorily completed before the Company takes ownership of an acquisition property, however, no assurance can be given that the audits identify all significant environmental problems.

    Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs or removal or remediation of certain hazardous or toxic substances on properties. Such laws often impose such liability without regard to whether the owner caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances was in violation of a resident's lease. Furthermore, the cost of remediation and removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's abiltity to sell such real estate or to borrow using such real estate as collateral.

    The Company is aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and has in place an active management and preventive maintenance program that includes procedures specifically related to mold. The Company has also purchased a $2 million insurance policy that covers remediation and exposure to mold. The Company, therefore, believes that its exposure to this issue is limited and controlled.

    The environmental audit reports received by the Company do not reveal any material environmental liability. The Company is not aware of any existing conditions that would currently be considered an environmental liability. Nevertheless, it is possible that the audit reports do not reveal all environmental liabilities or that there are material environmental liabilties of which the Company is unaware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

    The Company believes that its Communities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

RECENT DEVELOPMENTS

    In January 2002, the Company announced a quarterly distribution to common shareholders of $.585 per share, paid on January 31, 2002.

ITEM 2. PROPERTIES

    The Company seeks to acquire and develop apartment communities located in the southeastern United States and Texas that are appealing to middle and upper income residents with the potential for above average growth and return on investment. Approximately 73% of the Company's apartment units are located in Georgia, Florida, Tennessee and Texas markets. The Company's strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively "reposition" many of the apartment communities it acquires to raise occupancy levels and per unit average rentals.

    The following table sets forth certain historical information for the communities the Company owned or maintained an ownership interest in, including the 10 properties containing 2,793 apartment units owned by the Joint Venture, at December 31, 2001:


                                                                                                       APPROXIMATE      AVERAGE
                                                                                  YEAR                   RENTABLE         UNIT
                                                                   YEAR        MANAGEMENT    NUMBER        AREA           SIZE
PROPERTY                               LOCATION                  COMPLETED     COMMENCED    OF UNITS   (SQUARE FT.)   (SQUARE FT.)
--------                               ---------------------   -------------   ----------   --------   ------------   ------------
COMPLETED AND OWNED:
Eagle Ridge.........................   Birmingham, AL                   1986       1998         200        181,400          907
Abbington Place.....................   Huntsville, AL                   1987       1998         152        162,792        1,071
Paddock Club--Huntsville............   Huntsville, AL                1998/99       1997         392        414,736        1,058
Paddock Club Montgomery I&II........   Montgomery, AL                   1999       1998         208        230,880        1,110
                                                                                             ------     ----------        -----
                                                                                                952        989,808        1,040
                                                                                             ------     ----------        -----
Calais Forest.......................   Little Rock, AR                  1987       1994         260        195,000          750
Napa Valley.........................   Little Rock, AR                  1984       1996         240        183,120          763
Westside Creek I....................   Little Rock, AR                  1984       1997         142        147,964        1,042
Westside Creek II...................   Little Rock, AR                  1986       1997         166        172,972        1,042
                                                                                             ------     ----------        -----
                                                                                                808        699,056          865
                                                                                             ------     ----------        -----
Tiffany Oaks........................   Altamonte Springs, FL            1985       1996         288        234,144          813
Marsh Oaks..........................   Atlantic Beach, FL               1986       1995         120         93,240          777
Indigo Point........................   Brandon, FL                      1989       2000         240        194,640          811
Paddock Club--Brandon I & II........   Brandon, FL                   1997/99       1997         440        516,120        1,173
Anatole.............................   Daytona Beach, FL                1986       1995         208        149,136          717
Paddock Club-Gainsville.............   Gainsville, FL                   1999       1998         264        293,040        1,110
Cooper's Hawk.......................   Jacksonville, FL                 1987       1995         208        218,400        1,050
Hunter's Ridge at Deerwood..........   Jacksonville, FL                 1987       1997         336        295,008          878
Lakeside............................   Jacksonville, FL                 1985       1996         416        344,032          827
Paddock Club-Jacksonville
I,II&III............................   Jacksonville, FL              1989/96       1997         440        475,200        1,080
Paddock Club-Mandarin...............   Jacksonville, FL                 1998       1998         288        330,336        1,147
St. Augustine.......................   Jacksonville, FL                 1987       1995         400        304,400          761
Woodbridge at the Lake..............   Jacksonville, FL                 1985       1994         188        166,004          883
Woodhollow..........................   Jacksonville, FL                 1986       1997         450        342,000          760
Paddock Club-Lakeland...............   Lakeland, FL                  1988/90       1997         464        505,296        1,089
Savannahs at James Landing..........   Melbourne, FL                    1990       1995         256        238,592          932
Paddock Park-Ocala I................   Ocala, FL                        1986       1997         200        202,200        1,011
Paddock Park-Ocala II...............   Ocala, FL                        1988       1997         280        283,080        1,011
Paddock Club-Panama City............   Panama City, FL                  2000       1998         254        283,972        1,118
Paddock Club-Tallahassee I..........   Tallahassee, FL                  1990       1997         192        207,936        1,083
Paddock Club-Tallahassee II.........   Tallahassee, FL                  1995       1997         112        121,296        1,083
Belmere.............................   Tampa, FL                        1984       1994         210        202,440          964
Links at Carrollwood................   Tampa, FL                        1980       1998         230        214,820          934
                                                                                             ------     ----------        -----
                                                                                              6,484      6,215,332          959
                                                                                             ------     ----------        -----
High Ridge..........................   Athens, GA                       1987       1997         160        186,560        1,166
Bradford Pointe.....................   Augusta, GA                      1986       1997         192        156,288          814
Shenandoah Ridge....................   Augusta, GA                   1975/84       1994         272        222,768          819
Westbury Creek......................   Augusta, GA                      1984       1997         120        107,040          892
Fountain Lake.......................   Brunswick, GA                    1983       1997         110        129,800        1,180
Park Walk...........................   College Park, GA                 1985       1997         124        112,716          909
Whisperwood Spa and Club............   Columbus, GA            1980/86/88/98       1997       1,008      1,220,688        1,211
Willow Creek........................   Columbus, GA                  1968/78       1997         285        246,810          866

                                                                               ENCUMBRANCES AT
                                        RENT PER         AVERAGE              DECEMBER 31, 2001
                                          UNIT          OCCUPANCY     ---------------------------------
                                         UNIT AT          % AT        MORTGAGE
                                      DECEMBER 31,    DECEMBER 31,    PRINCIPAL   INTEREST    MATURITY
PROPERTY                                  2001            2001         (000'S)      RATE        DATE
--------                              -------------   -------------   ---------   --------   ----------
COMPLETED AND OWNED:
Eagle Ridge.........................       $637            93.00%     $     --(1)        (1)           (1)
Abbington Place.....................       $575            90.79%     $     --(1)        (1)           (1)
Paddock Club--Huntsville............       $653            94.39%     $     --(1)        (1)           (1)
Paddock Club Montgomery I&II........       $726            95.67%     $     --(1)        (1)           (1)
                                           ----           ------      --------
                                           $653            93.80%     $     --
                                           ----           ------      --------
Calais Forest.......................       $595            91.92%     $     --(1)        (1)           (1)
Napa Valley.........................       $591            90.42%     $     --(2)        (2)           (2)
Westside Creek I....................       $672            87.32%     $     --(2)        (2)           (2)
Westside Creek II...................       $625            92.77%     $  4,776     8.760%     10/1/2006
                                           ----           ------      --------
                                           $614            90.84%     $  4,776
                                           ----           ------      --------
Tiffany Oaks........................       $645            94.44%     $     --(2)        (2)           (2)
Marsh Oaks..........................       $608            98.33%     $     --(2)        (2)           (2)
Indigo Point........................       $682            92.92%     $     --(3)        (3)           (3)
Paddock Club--Brandon I & II........       $823            94.32%     $     --(1)        (1)           (1)
Anatole.............................       $625            96.63%     $  7,000     2.650%     12/1/2027
Paddock Club-Gainsville.............       $820            94.32%     $     --(1)        (1)           (1)
Cooper's Hawk.......................       $708            90.87%     $     --(5)        (5)           (5)
Hunter's Ridge at Deerwood..........       $671            90.77%     $     --(6)        (6)           (6)
Lakeside............................       $639            95.91%     $     --(2)        (2)           (2)
Paddock Club-Jacksonville
I,II&III............................       $762            92.27%     $     --(7)        (7)           (7)
Paddock Club-Mandarin...............       $793            93.06%     $     --(1)        (1)           (1)
St. Augustine.......................       $584            95.50%     $     --(5)        (5)           (5)
Woodbridge at the Lake..............       $655            94.68%     $     --(1)        (1)           (1)
Woodhollow..........................       $646            93.56%     $  9,359     7.500%      9/1/2002
Paddock Club-Lakeland...............       $693            83.41%     $     --(7)        (7)           (7)
Savannahs at James Landing..........       $637            99.22%     $     --(5)        (5)           (5)
Paddock Park-Ocala I................       $670            97.50%     $  6,805     7.500%     10/1/2008
Paddock Park-Ocala II...............       $701             8.93%     $     --(1)        (1)           (1)
Paddock Club-Panama City............       $796            93.70%     $     --(1)        (1)           (1)
Paddock Club-Tallahassee I..........       $763            96.35%     $     --(1)        (1)           (1)
Paddock Club-Tallahassee II.........       $760            98.21%     $     --(1)        (1)           (1)
Belmere.............................       $701            93.81%     $     --(2)        (2)           (2)
Links at Carrollwood................       $713            95.22%     $  5,502     8.750%      2/1/2003
                                           ----           ------      --------
                                           $700            93.89%     $ 28,665
                                           ----           ------      --------
High Ridge..........................       $784            82.50%     $     --(2)        (2)           (2)
Bradford Pointe.....................       $575            94.79%     $  4,760     2.600%      6/1/2028
Shenandoah Ridge....................       $505            94.12%     $     --(2)        (2)           (2)
Westbury Creek......................       $585            96.67%     $  3,019     7.594%     11/1/2024
Fountain Lake.......................       $686            90.91%     $     --
Park Walk...........................       $694           100.00%     $  3,235     6.370%     11/1/2025
Whisperwood Spa and Club............       $688            95.63%     $     --(1)        (1)           (1)
Willow Creek........................       $542            92.28%     $     --(2)        (2)           (2)


                                                                                                       APPROXIMATE      AVERAGE
                                                                                  YEAR                   RENTABLE         UNIT
                                                                   YEAR        MANAGEMENT    NUMBER        AREA           SIZE
PROPERTY                               LOCATION                  COMPLETED     COMMENCED    OF UNITS   (SQUARE FT.)   (SQUARE FT.)
--------                               ---------------------   -------------   ----------   --------   ------------   ------------
Terraces at Fieldstone..............   Conyers, GA                      1999       1998         316        351,076        1,111
Whispering Pines....................   LaGrange, GA                  1982/84       1997         216        223,128        1,033
Westbury Springs....................   Lilburn, GA                      1983       1997         150        137,700          918
Austin Chase........................   Macon, GA                        1996       1997         256        292,864        1,144
The Vistas..........................   Macon, GA                        1985        997         144        153,792        1,068
Georgetown Grove....................   Savannah, GA                     1997       1998         220        239,800        1,090
Island Retreat......................   St. Simons Island, GA            1978       1998         112        129,584        1,157
Wildwood I..........................   Thomasville, GA                  1980       1997         120        123,960        1,033
Wildwood II.........................   Thomasville, GA                  1984       1997          96         99,168        1,033
Hidden Lake I.......................   Union City, GA                   1985       1997         160        171,200        1,070
Hidden Lake II......................   Union City, GA                   1987       1997         160        171,200        1,070
Three Oaks I........................   Valdosta, GA                     1983       1997         120        123,960        1,033
Three Oaks II.......................   Valdosta, GA                     1984       1997         120        123,960        1,033
Huntington Chase....................   Warner Robins, GA                1997       2000         200        218,400        1,092
Southland Station I.................   Warner Robins, GA                1987       1997         160        186,720        1,167
Southland Station II................   Warner Robins, GA                1990       1997         144        168,048        1,167
Terraces at Towne Lake..............   Woodstock, GA                    1998       1997         264        286,968        1,087
Terraces at Towne Lake II...........   Woodstock, GA                    1999       1998         238        272,986        1,147
                                                                                             ------     ----------        -----
                                                                                              5,467      5,857,184        1,071
                                                                                             ------     ----------        -----
Fairways at Hartland................   Bowling Green, KY                1996       1997         240        251,280        1,047
Paddock Club Florence...............   Florence, KY                     1994       1997         200        207,000        1,035
Lakepointe..........................   Lexington, KY                    1986       1994         118         90,624          768
Mansion, The........................   Lexington, KY                    1989       1994         184        138,736          754
Village, The........................   Lexington, KY                    1987       1994         252        182,700          725
Stonemill Village...................   Louisville, KY                   1985       1994         384        324,096          844
                                                                                             ------     ----------        -----
                                                                                              1,378      1,194,436          867
                                                                                             ------     ----------        -----
Riverhills..........................   Grenada, MS                      1972       1985          96         81,984          854
Crosswinds..........................   Jackson, MS                   1988/89       1996         360        443,160        1,231
Pear Orchard........................   Jackson, MS                      1985       1994         389        338,430          870
Reflection Pointe...................   Jackson, MS                      1986       1988         296        254,856          861
Somerset............................   Jackson, MS                      1980       1995         144        126,864          881
Woodridge...........................   Jackson, MS                      1987       1988         192        175,104          912
                                                                                             ------     ----------        -----
                                                                                              1,477      1,420,398          962
                                                                                             ------     ----------        -----
Hermitage at Beechtree..............   Cary, NC                         1988       1997         194        169,750          875
Corners, The........................   Winston-Salem. NC                1982       1993         240        173,520          723
                                                                                             ------     ----------        -----
                                                                                                434        343,270          791
                                                                                             ------     ----------        -----
Fairways at Royal Oak...............   Cincinnati, OH                   1988       1994         214        214,428        1,002
                                                                                             ------     ----------        -----
Woodwinds...........................   Aiken, SC                        1988       1997         144        165,168        1,147

                                                                               ENCUMBRANCES AT
                                        RENT PER         AVERAGE              DECEMBER 31, 2001
                                          UNIT          OCCUPANCY     ---------------------------------
                                         UNIT AT          % AT        MORTGAGE
                                      DECEMBER 31,    DECEMBER 31,    PRINCIPAL   INTEREST    MATURITY
PROPERTY                                  2001            2001         (000'S)      RATE        DATE
--------                              -------------   -------------   ---------   --------   ----------
Terraces at Fieldstone..............       $861            91.14%     $     --(1)        (1)           (1)
Whispering Pines....................       $590            86.57%     $  2,390     6.150%     12/1/2024
Westbury Springs....................       $719            92.00%     $     --(1)        (1)           (1)
Austin Chase........................       $690            96.48%     $     --(6)        (6)           (6)
The Vistas..........................       $620             7.22%     $  3,885     6.230%      3/1/2028
Georgetown Grove....................       $744            96.82%     $ 10,358     7.750%      7/1/2037
Island Retreat......................       $727            87.50%     $  3,243     7.215%      3/1/2003
Wildwood I..........................       $526            97.50%     $     --(1)        (1)           (1)
Wildwood II.........................       $551            95.83%     $  1,916     6.573%      7/1/2024
Hidden Lake I.......................       $711            93.13%     $  4,310     6.340%     12/1/2026
Hidden Lake II......................       $687            94.38%     $     --(2)        (2)           (2)
Three Oaks I........................       $551            95.00%     $     --(1)        (1)           (1)
Three Oaks II.......................       $568            93.33%     $  2,780     6.259%      7/1/2024
Huntington Chase....................       $690            97.50%     $  9,397     6.850%     11/1/2008
Southland Station I.................       $673            91.88%     $     --(2)        (2)           (2)
Southland Station II................       $695            90.28%     $     --(1)        (1)           (1)
Terraces at Towne Lake..............       $844            87.50%     $ 14,997     8.250%      1/1/2037
Terraces at Towne Lake II...........       $852            85.71%     $     --(1)        (1)           (1)
                                           ----           ------      --------
                                           $680            93.10%     $ 64,291
                                           ----           ------      --------
Fairways at Hartland................       $621            96.67%     $     --(1)        (1)           (1)
Paddock Club Florence...............       $763            86.50%     $  9,502     7.250%      2/1/2036
Lakepointe..........................       $593            97.46%     $     --(2)        (2)           (2)
Mansion, The........................       $596            97.83%     $     --(1)        (1)           (1)
Village, The........................       $606            90.08%     $     --(2)        (2)           (2)
Stonemill Village...................       $618            91.67%     $     --(1)        (1)           (1)
                                           ----           ------      --------
                                           $632            92.82%     $  9,502
                                           ----           ------      --------
Riverhills..........................       $407            91.67%     $     --(1)        (1)           (1)
Crosswinds..........................       $630            93.89%     $     --(2)        (2)           (2)
Pear Orchard........................       $607            92.03%     $     --(2)        (2)           (2)
Reflection Pointe...................       $609            95.95%     $  5,880     5.037%     6/15/2008
Somerset............................       $533            94.44%     $     --(2)        (2)           (2)
Woodridge...........................       $548            96.35%     $  4,549     6.500%     10/1/2027
                                           ----           ------      --------
                                           $585            94.04%     $ 10,429
                                           ----           ------      --------
Hermitage at Beechtree..............       $716            91.75%     $     --(2)        (2)           (2)
Corners, The........................       $590            93.75%     $  3,818     7.850%     6/15/2003
                                           ----           ------      --------
                                           $646            92.86%     $  3,818
                                           ----           ------      --------
Fairways at Royal Oak...............       $661            88.32%     $     --(2)        (2)           (2)
                                           ----           ------      --------
Woodwinds...........................       $655            98.61%     $  3,387     8.840%      6/1/2005


                                                                                                       APPROXIMATE      AVERAGE
                                                                                  YEAR                   RENTABLE         UNIT
                                                                   YEAR        MANAGEMENT    NUMBER        AREA           SIZE
PROPERTY                               LOCATION                  COMPLETED     COMMENCED    OF UNITS   (SQUARE FT.)   (SQUARE FT.)
--------                               ---------------------   -------------   ----------   --------   ------------   ------------
Tanglewood..........................   Anderson, SC                     1980       1994         168        140,784          838
Paddock Club-Columbia...............   Columbia, SC                  1989/95       1997         336        367,584        1,094
The Fairways........................   Columbia, SC                     1992       1994         240        213,840          891
Highland Ridge......................   Greenville, SC                   1984       1995         168        143,976          857
Howell Commons......................   Greenville, SC                1986/88       1997         348        292,668          841
Paddock Club-Greenville.............   Greenville, SC                   1996       1997         208        212,160        1,020
Park Haywood........................   Greenville, SC                   1983       1993         208        156,832          754
Spring Creek........................   Greenville, SC                   1985       1995         208        182,000          875
Runaway Bay.........................   Mt. Pleasant, SC                 1988       1995         208        177,840          855
Park Place..........................   Spartanburg, SC                  1987       1997         184        195,224        1,061
                                                                                             ------     ----------        -----
                                                                                              2,420      2,248,076          929
                                                                                             ------     ----------        -----
Steeplechase........................   Chattanooga, TN                  1986       1991         108         98,604          913
Windridge...........................   Chattanooga, TN                  1984       1997         174        238,728        1,372
Oaks, The...........................   Jackson, TN                      1978       1993         100         87,500          875
Post House Jackson..................   Jackson, TN                      1987       1989         150        163,650        1,091
Post House North....................   Jackson, TN                      1987       1989         144        144,720        1,005
Bradford Chase......................   Jackson, TN                      1987       1994         148        121,360          820
Woods at Post House.................   Jackson, TN                      1997       1995         122        118,950          975
Crossings...........................   Memphis, TN                      1973       1991          80         90,000        1,125
Eastview............................   Memphis, TN                      1973       1984         432        356,400          825
Gleneagles..........................   Memphis, TN                      1975       1990         184        189,520        1,030
Greenbrook                             Memphis, TN                      1980       1988       1,037        939,522          906
Hickory Farm........................   Memphis, TN                      1985       1994         200        150,200          751
Kirby Station.......................   Memphis, TN                      1978       1994         371        310,156          836
Lincoln on the Green................   Memphis, TN                   1988/98       1994         618        535,188          866
Park Estate.........................   Memphis, TN                      1974       1977          82         96,924        1,182
Reserve at Dexter Lake I............   Memphis, TN                      1999        998         252        262,332        1,041
River Trace I.......................   Memphis, TN                      1981       1997         244        205,692          843
River Trace II......................   Memphis, TN                      1985       1997         196        165,228           43
Savannah Creek......................   Memphis, TN                      1989       1996         204        237,048        1,162
Sutton Place........................   Memphis, TN                      1991       1996         253        268,686        1,062
Paddock Club-Murfreesboro...........   Murfreesboro, TN                 1999       1998         240        268,800        1,120
Brentwood Downs.....................   Nashville, TN                    1986       1994         286        220,220          770
Park at Hermitage...................   Nashville, TN                    1987       1995         440        392,480          892
                                                                                             ------     ----------        -----
                                                                                              6,065      5,661,908          934
                                                                                             ------     ----------        -----
Balcones Woods......................   Austin, TX                       1983       1997         384        313,728          817
Stassney Woods......................   Austin, TX                       1985       1995         288        248,832          864
Travis Station......................   Austin, TX                       1987       1995         304        249,888          822
Celery Stalk........................   Dallas, TX                       1978       1994         410        374,740          914
Courtyards at Campbell..............   Dallas, TX                       1986       1998         232        168,200          725
Deer Run............................   Dallas, TX                       1985       1998         304        206,720          680
Lodge at Timberglen.................   Dallas, TX                       1983       1994         260        226,200          870
Westborough Crossing................   Katy, TX                         1984       1994         274        197,280          720
Kenwood Club........................   Katy, TX                         2000       1999         320        318,080          994
Highwood............................   Plano, TX                        1983       1998         196        156,800          800
Cypresswood Court...................   Spring, TX                       1984       1994         208        160,576          772

                                                                               ENCUMBRANCES AT
                                        RENT PER         AVERAGE              DECEMBER 31, 2001
                                          UNIT          OCCUPANCY     ---------------------------------
                                         UNIT AT          % AT        MORTGAGE
                                      DECEMBER 31,    DECEMBER 31,    PRINCIPAL   INTEREST    MATURITY
PROPERTY                                  2001            2001         (000'S)      RATE        DATE
--------                              -------------   -------------   ---------   --------   ----------
Tanglewood..........................       $563            94.05%     $  2,216     7.600%    11/15/2002
Paddock Club-Columbia...............       $702            97.02%     $     --(1)        (1)           (1)
The Fairways........................       $648            92.92%     $  7,735     5.287%     6/15/2008
Highland Ridge......................       $533            89.88%     $     --(8)        (8)           (8)
Howell Commons......................       $545            91.09%     $     --(2)        (2)           (2)
Paddock Club-Greenville.............       $721            89.90%     $     --(1)        (1)           (1)
Park Haywood........................       $569            88.46%     $     --(2)        (2)           (2)
Spring Creek........................       $571            91.83%     $     --(8)        (8)           (8)
Runaway Bay.........................       $735            95.19%     $     --(8)        (8)           (8)
Park Place..........................       $628            95.65%     $     --(2)        (2)           (2)
                                           ----           ------      --------
                                           $626            93.10%     $ 13,337
                                           ----           ------      --------
Steeplechase........................       $599            97.22%     $     --(2)        (2)           (2)
Windridge...........................       $681            93.68%     $  5,202     6.314%     12/1/2024
Oaks, The...........................       $552            84.00%     $     --(1)        (1)           (1)
Post House Jackson..................       $617            88.00%     $  4,949     8.170%     10/1/2027
Post House North....................       $623            88.89%     $  3,375     5.037%     6/15/2008
Bradford Chase......................       $562            93.24%     $     --(2)        (2)           (2)
Woods at Post House.................       $666            96.72%     $  5,189     7.250%      9/1/2035
Crossings...........................       $752            83.75%     $     --
Eastview............................       $538            84.72%     $ 11,481     7.320%      4/1/2009
Gleneagles..........................       $622            88.04%     $     --(1)        (1)           (1)
Greenbrook                                 $582            84.96%     $     --(3)        (3)           (3)
Hickory Farm........................       $585            96.00%     $     --(1)        (1)           (1)
Kirby Station.......................       $622            90.84%     $     --(2)        (2)           (2)
Lincoln on the Green................       $678            85.92%     $     --(7)        (7)           (7)
Park Estate.........................       $832            91.46%     $     --(3)        (3)           (3)
Reserve at Dexter Lake I............       $800            92.06%     $     --(4)        (4)           (4)
River Trace I.......................       $555            99.18%     $     --(1)        (1)           (1)
River Trace II......................       $586            96.94%     $  5,407     6.380%      2/1/2026
Savannah Creek......................       $657            93.63%     $     --(2)        (2)           (2)
Sutton Place........................       $642            91.70%     $     --(2)        (2)           (2)
Paddock Club-Murfreesboro...........       $797            94.17%     $     --(1)        (1)           (1)
Brentwood Downs.....................       $689            95.45%     $     --(1)        (1)           (1)
Park at Hermitage...................       $630            92.27%     $  7,300     5.790%      2/1/2019
                                           ----           ------      --------
                                           $634            90.21%     $ 42,899
                                           ----           ------      --------
Balcones Woods......................       $766            93.23%     $     --(1)        (1)           (1)
Stassney Woods......................       $689            96.88%     $  4,340     6.600%      4/1/2019
Travis Station......................       $636            93.09%     $  3,835     6.600%      4/1/2019
Celery Stalk........................       $678            92.20%     $  8,460     9.006%     12/1/2004
Courtyards at Campbell..............       $689            89.66%     $     --(1)        (1)           (1)
Deer Run............................       $644            92.11%     $     --(1)        (1)           (1)
Lodge at Timberglen.................       $690            87.31%     $  4,740     9.006%     12/1/2004
Westborough Crossing................       $576            94.16%     $  3,958     9.006%     12/1/2004
Kenwood Club........................       $804            97.19%     $     --(1)        (1)           (1)
Highwood............................       $713            89.29%     $     --(3)        (3)           (3)
Cypresswood Court...................       $577            97.60%     $  3,330     9.006%     12/1/2004


                                                                                                       APPROXIMATE      AVERAGE
                                                                                  YEAR                   RENTABLE         UNIT
                                                                   YEAR        MANAGEMENT    NUMBER        AREA           SIZE
PROPERTY                               LOCATION                  COMPLETED     COMMENCED    OF UNITS   (SQUARE FT.)   (SQUARE FT.)
--------                               ---------------------   -------------   ----------   --------   ------------   ------------
Green Tree Place....................   Woodlands, TX                    1984       1994         200        152,200          761
                                                                                             ------     ----------        -----
                                                                                              3,380      2,773,244          820
                                                                                             ------     ----------        -----
Township............................   Hampton, VA                      1987       1995         296        248,048          838
                                                                                             ------     ----------        -----
    TOTAL COMPLETED AND OWNED
      PROPERTIES....................                                                         29,375     27,865,188          949
                                                                                             ------     ----------        -----
JOINT VENTURE PROPERTIES:
Colony at South Park................   Aiken , SC                    1989/91       1997         184        174,800          950
Lane at Towne Crossing..............   Mesquite, TX                     1983       1994         384        277,632          723
Northwood...........................   Arlington, TX                    1980       1998         270        224,100          830
Walden Run..........................   McDonough, GA                    1997        998         240        271,200        1,130
Woods, The..........................   Austin, TX                       1977       1997         278        214,060          770
Woodstream..........................   Greensboro, NC                   1983       1994         304        217,056          714
Cedar Mill..........................   Memphis, TN                   1973/86    1982/94         276        297,804        1,079
Hamilton Pointe.....................   Chattanooga, TN                  1989       1992         361        256,671          711
Hidden Creek........................   Chattanooga, TN                  1987       1988         300        259,200          864
Lakeshore Landing...................   Ridgeland, MS                    1974       1994         196        171,108          873
                                                                                             ------     ----------        -----
    TOTAL JOINT VENTURE
      PROPERTIES....................                                                          2,793      2,363,631          846
                                                                                             ------     ----------        -----
DEVELOPMENT PROPERTIES:
Reserve at Dexter Lake Phase II.....   Memphis, TN                      2000       1999         244        257,176        1,054
Reserve at Dexter Lake Phase III....   Memphis, TN                      2001       2000         196        206,584        1,054
Grand Reserve Lexington.............   Lexington, KY                    2000       1999         370        432,530        1,169
Grand View Nashville................   Nashville, TN                    2001       1999         433        479,331        1,107
                                                                                             ------     ----------        -----
    TOTAL DEVELOPMENT PROPERTIES....                                                          1,243      1,375,621        1,107
                                                                                             ------     ----------        -----
    TOTAL PROPERTIES................                                                         33,411     31,604,440          946
                                                                                             ======     ==========        =====

                                                                               ENCUMBRANCES AT
                                        RENT PER         AVERAGE              DECEMBER 31, 2001
                                          UNIT          OCCUPANCY     ---------------------------------
                                         UNIT AT          % AT        MORTGAGE
                                      DECEMBER 31,    DECEMBER 31,    PRINCIPAL   INTEREST    MATURITY
PROPERTY                                  2001            2001         (000'S)      RATE        DATE
--------                              -------------   -------------   ---------   --------   ----------
Green Tree Place....................       $631           100.00%     $  3,180     9.006%     12/1/2004
                                           ----           ------      --------
                                           $680            93.49%     $ 31,843
                                           ----           ------      --------
Township............................       $674            98.31%     $ 10,800     2.900%      2/1/2028
                                           ----           ------      --------
    TOTAL COMPLETED AND OWNED
      PROPERTIES....................       $660            92.73%     $220,360
                                           ----           ------      --------
JOINT VENTURE PROPERTIES:
Colony at South Park................       $632            97.83%          N/A
Lane at Towne Crossing..............       $599            89.32%          N/A
Northwood...........................       $578            97.04%          N/A
Walden Run..........................       $766            89.17%          N/A
Woods, The..........................       $774            95.32%          N/A
Woodstream..........................       $582            94.74%          N/A
Cedar Mill..........................       $611            90.22%          N/A
Hamilton Pointe.....................       $500            95.84%          N/A
Hidden Creek........................       $515            95.67%          N/A
Lakeshore Landing...................       $559            95.41%          N/A
                                           ----           ------      --------
    TOTAL JOINT VENTURE
      PROPERTIES....................       $605            93.84%     $     --
                                           ----           ------      --------
DEVELOPMENT PROPERTIES:
Reserve at Dexter Lake Phase II.....       $847            87.04%     $     --(4)        (4)           (4)
Reserve at Dexter Lake Phase III....       $802             8.16%     $     --(4)        (4)           (4)
Grand Reserve Lexington.............       $977            82.97%     $     --(4)        (4)           (4)
Grand View Nashville................       $954            77.08%     $     --(4)        (4)           (4)
                                           ----           ------      --------
    TOTAL DEVELOPMENT PROPERTIES....       $916            69.92%     $     --
                                           ----           ------      --------
    TOTAL PROPERTIES................       $665            91.98%     $220,360
                                           ====           ======      ========

----------------------------------

(1) Encumbered by the FNMA Facility, with an outstanding balance of $81.7 million with a variable interest rate of 2.782%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920%, $20 million with a fixed rate of 5.770% and four interest rate swap agreements all for $25 million at 7.4125%, 7.390%, 6.195% and 6.330% at December 31, 2001.

(2) Encumbered by a $142 million bond with a maturity of March 3, 2003 and an average interest rate of 6.376%

(3) Encumbered, along with one corporate property, by a $35.1 million mortgage with a maturity of October 1, 2006 and an interest rate of 6.05%

(4) Encumbered by the AmSouth Credit Line, with no outstanding balance at December 31, 2001,with a variable interest rate of 3.23125%.

(5) Encumbered by a $15.2 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.750%

(6) Encumbered by a $13.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%

(7) Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 6.040%

(8) Encumbered by a $9.4 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.090%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAA" since its initial public offering in February 1994. On March 15, 2002, the reported last sale price of the Company's common stock on the NYSE was $25.84 per share, and there were approximately 1,700 holders of record of the common stock. The Company estimates there are approximately 14,500 beneficial owners of its common stock. The following table sets forth the quarterly high and low sales prices of the Company's common stock as reported on the NYSE and the dividends declared by the Company with respect to the periods indicated.

                                                      SALES PRICES
                                                   -------------------   DIVIDENDS
                                                     HIGH       LOW      DECLARED
                                                   --------   --------   ---------
2000:
First Quarter....................................  $23.375    $22.000      $.580
Second Quarter...................................  $24.500    $22.375      $.580
Third Quarter....................................  $24.875    $23.000      $.580
Fourth Quarter...................................  $23.875    $21.250      $.585
2001:
First Quarter....................................  $23.875    $21.730      $.585
Second Quarter...................................  $25.750    $22.420      $.585
Third Quarter....................................  $26.420    $24.400      $.585
Fourth Quarter...................................  $26.760    $24.400      $.585

    The Company's quarterly dividend rate is currently $0.585 per common share. The Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

    In 1999, the Company implemented the Direct Stock Purchase and Distribution Reinvestment Plan (the "DSPDRP") under which holders of common stock (and Series A, Series B, Series C and Series E Preferred Stock) can elect automatically to reinvest their distributions in additional shares of common stock and/or to make optional purchases of common stock free of brokerage commissions and charges. Shares purchased directly from the Company pursuant to the DSPDRP are purchased at up to a 5% discount from their fair market value at the Company's discretion. To fulfill its obligations under the DSPDRP, the Company may either issue additional shares of common stock or repurchase common stock in the open market. During 2001, no shares were purchased at a discount.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data on an historical basis for the Company. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       2001         2000         1999         1998         1997
                                                    ----------   ----------   ----------   ----------   ----------
OPERATING DATA:
  Total revenues..................................  $  228,039   $  224,640   $  226,322   $  215,543   $  139,116
  Expenses:
    Property operating expenses...................      84,584       83,446       84,885       79,917       52,404
    Depreciation and amortization.................      52,051       51,844       49,903       46,021       27,737
    General and administrative and property
      management expenses.........................      16,083       14,826       14,479       11,960        6,602
    Interest......................................      52,598       50,736       48,302       45,704       28,943
    Amortization of deferred financing costs......       2,352        2,758        2,854        2,348          888
  Gain on dispositions, net.......................      11,933       11,587       10,237          408           --
                                                    ----------   ----------   ----------   ----------   ----------
Income before minority interest in operating
  partnership income and extraordinary items......      32,304       32,617       36,136       30,001       22,542
Minority interest in operating partnership
  income..........................................      (2,573)      (2,626)      (2,497)      (2,254)      (2,693)
Extraordinary items...............................      (1,033)        (204)         (67)        (990)      (8,622)
                                                    ----------   ----------   ----------   ----------   ----------
Net income........................................      28,698       29,787       33,572       26,757       11,227
Preferred dividends...............................      16,113       16,114       16,114       11,430        5,252
                                                    ----------   ----------   ----------   ----------   ----------
Net income available for common shareholders......  $   12,585   $   13,673   $   17,458   $   15,327   $    5,975
                                                    ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
  Basic and diluted:
    Before extraordinary items....................  $     0.78   $     0.79   $     0.93   $     0.87   $     1.05
    Extraordinary items...........................       (0.06)       (0.01)          --        (0.05)       (0.62)
                                                    ----------   ----------   ----------   ----------   ----------
    Net income available per common share.........  $     0.72   $     0.78   $     0.93   $     0.82   $     0.43
                                                    ==========   ==========   ==========   ==========   ==========
  Dividends declared..............................  $    2.340   $    2.325   $    2.305   $    2.225   $    2.155

BALANCE SHEET DATA:
  Real estate owned, at cost......................  $1,449,720   $1,430,378   $1,396,743   $1,434,733   $1,211,693
  Real estate owned, net..........................  $1,216,933   $1,244,475   $1,248,051   $1,315,368   $1,134,704
  Total assets....................................  $1,263,488   $1,303,771   $1,298,823   $1,366,427   $1,193,870
  Total debt......................................  $  779,664   $  781,089   $  744,238   $  753,427   $  632,213
  Minority interest...............................  $   46,431   $   51,383   $   56,060   $   61,441   $   62,865
  Shareholders' equity............................  $  395,829   $  433,993   $  463,884   $  517,299   $  461,300
  Weighted average common shares (000's):
    Basic.........................................      17,427       17,544       18,784       18,725       13,892
    Diluted.......................................      17,532       17,597       18,808       18,770       13,955

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       2001         2000         1999         1998         1997
                                                    ----------   ----------   ----------   ----------   ----------
OTHER DATA (AT END OF PERIOD):
  Market capitalization (shares and units)........  $  709,224   $  634,903   $  639,095   $  670,123   $  710,175
  Ratio of total debt to total
    capitalization(1).............................        52.4%        55.2%        53.8%        52.9%        47.1%
  Number of properties with ownership interest....         122          124          129          129          116
  Number of apartment units with ownership
    interest......................................      33,411       33,612       33,901       33,831       30,579

--------------------------

(1) Total capitalization is total debt and market capitalization of preferred shares (value based on $25 per share liquidation preference), common shares and partnership units (value based on common stock equivalency).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

    The Company believes that the estimates and assumptions that are most important to the portrayal of its financial condition and results of operations, in that they require the most subjective judgments, form the basis of accounting policies deemed to be most critical. These critical accounting policies include capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

CAPITALIZATION OF EXPENDITURES AND DEPRECIATION OF ASSETS

    The Company carries its real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, to 5 years for furniture, fixtures, and equipment, all of which are judgmental determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by the Company in order to elevate the condition of the property to the Company's standards are capitalized as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

    The Company accounts for long-lived assets, including goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, costs to complete development projects, and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and that the Company should record an impairment loss.

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes certain derivative financial instruments during the normal course of business to manage, or hedge, its interest rate risk associated with the Company's variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments.

OVERVIEW

    The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2001, 2000, and 1999. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

    As of December 31, 2001, the total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by the Joint Venture was 33,411 in 122 Communities, compared to the 33,612 units in 124 Communities owned at December 31, 2000 and 33,901 in 129 Communities owned at December 31, 1999. For properties owned 100% by the Company, the average monthly rental per apartment unit, excluding units in lease-up, increased to $660 at December 31, 2001 from $642 at December 31, 2000 and $610 at December 31, 1999. For these same units, overall occupancy at December 31, 2001, 2000 and 1999 was 92.7%, 94.2% and 94.6%, respectively.

FUNDS FROM OPERATIONS

    Funds from operations ("FFO") represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or "GAAP") excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, plus depreciation and amortization related to real estate, and adjustments for the Joint Venture to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition.

    The Company's policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

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

    FFO decreased during 2001 by approximately $244,000 to $57,212,000 versus $57,456,000 in 2000, principally because revenue increases were insufficient to completely offset the impact of property dispositions and the carrying cost of asset still in lease-up and development. Over the last three years, the Company has sold a total of 6,405 units under its disposition strategy, discussed earlier in this Annual Report, and reallocated the majority of the proceeds from those sales to the reduction of debt, the share repurchase program and the completion of the development pipeline, all uses which management believes have increased remaining shareholder value.

    For the three years ended December 31, 2001, 2000 and 1999, FFO is calculated as follows (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net income available for common shareholders................  $12,585    $13,673    $17,458
Real estate depreciation and amortization...................   51,457     51,330     49,188
Adjustment for joint venture depreciation...................    1,268      1,210        741
Minority interest...........................................    2,573      2,626      2,497
Gain on dispositions, net...................................  (11,933)   (11,587)   (10,237)
Gain on sale of non-depreciable assets......................      229         --         --
Extraordinary items--loss on early extinguishment of debt...    1,033        204         67
                                                              -------    -------    -------
Funds from operations.......................................  $57,212    $57,456    $59,714
                                                              =======    =======    =======
Weighted average shares and units:
  Basic.....................................................   20,359     20,498     21,794
  Diluted...................................................   20,464     20,551     21,817

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
  2000

    During 2001 the Company completed development of 365 total apartment units in 2 existing communities and sold 2 communities containing 572 total units.

    Property revenues for 2001 increased by approximately $3,738,000 due primarily to increases of (i) $7,041,000 from the development communities,
(ii) $1,395,000 from the communities owned throughout both periods, and
(iii) $1,157,000 from the acquisitions of the Huntington Chase and Indigo Point apartments in 2000 ("2000 Acquisitions"). These increases were partially offset by decreases of (i) $4,382,000 due to the sales of the Pine Trails, MacArthur Ridge, Clearbrook Village, McKellar Woods, Winchester Square, Whispering Oaks, 2000 Wynnton, Riverwind and Hollybrook apartments in 2000 ("2000 Dispositions"), and (ii) $1,473,000 due to the sales of the Advantages and Canyon Creek apartments in 2001 ("2001 Dispositions").

    Property revenues in 2000 included approximately $787,000 of one-time ancillary income fees from an agreement made with an internet service provider. This agreement was terminated early in 2001.

    Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. As a percentage of total property revenues, property operating expenses remained relatively flat at 37.4% in 2001 compared to 37.5% in 2000. Property operating expenses for 2001 increased by approximately $1,138,000 due primarily to increases of (i) $2,614,000 due to the development communities, (ii) $646,000 due to the communities owned throughout both periods, and (iii) $331,000 due to the 2000 Acquisitions. These increases were partially offset by decreases of (i) $1,980,000 from the 2000 Dispositions, and (ii) $473,000 from the 2001 Dispositions.

    Depreciation and amortization expense increased by approximately $207,000 primarily due to increases of (i) $971,000 due to the development communities,
(ii) $353,000 due to communities owned throughout both periods, and
(iii) $288,000 due to the 2000 Acquisitions. These increases were partially offset by decreases of (i) $1,099,000 from the 2000 Dispositions, and
(ii) $306,000 from the 2001 Dispositions. Amortization of costs in excess of fair value of net assets ("goodwill") acquired was $259,000 and $312,000, for 2001 and 2000, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations.

    General and administrative expense increased 10.6% or $562,000 as compared to the prior year. The most significant items contributing to the increase were airplane costs, which increased $312,000 due to unusually high repair and maintenance experienced during the current year coupled with other travel costs while the repairs were being made, D&O insurance, which increased $110,000 due to increasing premiums, and bank service charges, which increased $140,000 due to the reduction of cash balances held by the Company throughout the year. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects general and administrative costs to sustain inflationary level increases over the next year.

    Property management expenses increased 7.3% or $695,000 as compared to the prior year. The most significant items contributing to the increase were landscape expenses, which increased by $306,000 predominantly due to increased vendor charges, and franchise and excise taxes, which increased by $261,000 as a result of the settlement of disputed prior years' tax assessments.

    Interest expense increased $1,862,000 due primarily to the movement of capitalized interest to interest expense as development properties were completed in 2001. This increase was partially offset by the Company's ability to take advantage of the fall in interest rates in the second half of 2001. The Company's average borrowing cost at December 31, 2001 was 6.3% as compared to 7.1% on December 31, 2000. The average maturity on the Company's debt was
10.0 years at December 31, 2001. Amortization of deferred financing costs was $2,352,000 and $2,758,000 for 2001 and 2000, respectively.

    For the year ended December 31, 2001, the Company recorded a net gain on disposition of assets totaling $11,933,000 primarily related to the disposition of the two properties during the year. For the year ended December 31, 2000, the Company recorded a net gain on disposition of assets totaling $11,587,000 primarily related to the disposition of the nine properties during the year of which two were non-taxable exchanges.

    In 2001, the Company recorded an extraordinary loss of approximately $1,033,000, net of minority interest, from the early extinguishment of debt related to the property dispositions during the year. In 2000, the Company recorded an extraordinary loss of approximately $204,000, net of minority interest, from the early extinguishment of debt related to the property dispositions during the year.

    As a result of the foregoing, income before minority interest and extraordinary items for the year ended December 31, 2001 decreased by $313,000 over 2000.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
  1999

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

    Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. As a percentage of total property revenues, property operating expenses decreased to 37.5% in 2000 from 37.9% in 1999. The majority of the decrease is due to utility expenses that dropped from 4.1% of property revenues in 1999 to 3.4% in 2000 as the Company continued to see savings from its program to submeter units for water usage. Property operating expenses for 2000 decreased by approximately $1,439,000 due primarily to decreases of (i) $2,755,000 from the sale of 10 properties to the Joint Venture in 1999, (ii) $2,578,000 from the 1999 Dispositions, and (iii) $3,018,000 from the 2000 Dispositions. These decreases were partially offset by increases of
(i) $3,502,000 due to the development communities, (ii) $992,000 due to the 2000 Acquisitions, and (iii) $2,418,000 due to the communities owned throughout both periods.

    Depreciation and amortization expense increased by approximately $1,941,000 primarily due to (i) $494,000 from the 2000 Acquisitions, (ii) $3,538,000 from the development communities, and (iii) $2,355,000 from the communities owned throughout both periods. These increases were partially offset by decreases of
(i) $1,623,000 due to the sale of 10 properties to the Joint Venture in 1999,
(ii) $1,426,000 due to the 1999 Dispositions, and (iii) $1,397,000 due to the 2000 Dispositions. Amortization of costs in excess of fair value of net assets ("goodwill") acquired was $312,000 and $849,000, for 2000 and 1999, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations. The decrease is primarily related to reduction of goodwill originally recorded in connection with the Flournoy Development Company ("Flournoy") acquisition, a large portion of which was written off in June 1999 when the development and construction assets were sold back to the former Flournoy principals.

    Property management expenses increased 1.6% or $149,000 as compared to the prior year.

    General and administrative expense increased 3.9% or $198,000 as compared to the prior year. The most significant item contributing to the increase was airplane costs, which increased due to unusually high repair and maintenance experienced during the current year coupled with other travel costs while the repairs were being made. Management remains focused on maintaining the efficiency of the support functions, and based on current plans expects general and administrative costs to sustain inflationary level increases over the next year.

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

    For the year ended December 31, 2000, the Company recorded a net gain on disposition of assets totaling $11,587,000 primarily related to the disposition of the nine properties during the year of which two were non-taxable exchanges. For the year ended December 31, 1999, the Company recorded a net gain on disposition of assets totaling $10,237,000 from gains of (i) $9,264,000 from the sale of ten communities to the Company's joint venture with Blackstone and
(ii) $5,004,000 from the sale of three communities during the year. These gains were partially offset by a $4,031,000 loss on the sale of Flournoy Development Company.

    In 2000, the Company recorded an extraordinary loss of approximately $204,000, net of minority interest, from the early extinguishment of debt related to the property dispositions during the year. In 1999, the Company recorded an extraordinary loss of approximately $67,000, net of minority interest, related to the early extinguishment of the mortgage for the Eastview apartments.

    As a result of the foregoing, income before minority interest and extraordinary items for the year ended December 31, 2000 decreased by $3,519,000 over 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash flow provided by operating activities increased to $90,641 in 2001 from $71,164 in 2000 primarily related to the elimination of required escrow accounts resulting from debt refinancings and refundings that occurred during 2001.

    During 2001, the Company invested $16,497,000 in construction of new assets, reduced from $53,389,000 during 2000. The Company expects to fund $537,000 during 2002 to complete the entire $300 million development program begun in 1997.

    The following table summarizes the Company's remaining communities in various stages of lease-up and construction as of December 31, 2001 (Dollars in 000's):

                                                                                                          ANTICIPATED
                                                              TOTAL     COSTS TO    FINISH     INITIAL      STABIL-
                                               LOCATION       UNITS       DATE       DATE     OCCUPANCY     IZATION
                                             -------------   --------   --------   --------   ---------   -----------
COMPLETED COMMUNITIES IN
 LEASE-UP:
Grand Reserve Lexington....................  Lexington, KY      370     $31,288    3Q 2000     4Q 1999      2Q 2002
Reserve at Dexter Lake II..................  Memphis, TN        244      15,973    2Q 2001     1Q 2000      2Q 2002
Grand View Nashville.......................  Nashville, TN      433      36,313    2Q 2001     3Q 2000      2Q 2002

                                                                                      ANTICIPATED               ANTICIPATED
                                                    TOTAL     FORECASTED   COSTS TO     FINISH       INITIAL      STABIL-
                                     LOCATION       UNITS        COST        DATE        DATE       OCCUPANCY     IZATION
                                   -------------   --------   ----------   --------   -----------   ---------   -----------
DEVELOPMENT COMMUNITIES
 UNDER CONSTRUCTION:
Reserve at Dexter Lake III.......  Memphis, TN        244       $15,541    $15,004      1Q 2002      2Q 2001      4Q 2002

    The Company's projections assume that the three properties completed but still under lease-up will substantially stabilize during 2002. At December 31, 2001, 847 of the 1,047 apartments were leased, and the Company believes that the completion of stabilization of these properties in 2002 is highly likely. The Company does not anticipate that its liquidity will be impacted should these properties fail to stabilize in 2002.

    The one remaining property that was still under construction at year-end had 22 of 244 units leased. The Company has forecast that this property will stabilize late in 2002. Again, the Company does not anticipate any material lack of liquidity should the property fail to stabilize in 2002, but it has incorporated revenues from the lease-up into its 2002 projections. These revenues are projected to total $470,000.

    Capital improvements to existing properties during 2001 totaled $19,365,000 of which the Company classified $11,567,000 as "Recurring Capital". Actual capital expenditures are summarized below (Dollars in 000's):

                                                              2001       2000
                                                            --------   --------
Recurring capital at stabilized properties................  $12,348    $12,697
Revenue enhancing capital at stabilized properties........    6,173      3,973
Capital improvements to pre-stabilized properties.........       --        164
Corporate/Commercial capital improvements.................      844        635
                                                            -------    -------
                                                            $19,365    $17,469
                                                            =======    =======

    Net cash used in financing activities increased from $42,199,000 in the year ending December 31, 2000 to $71,301,000 during 2001. During 2001 the Company paid down its total debt outstanding by $2,614,000, mainly as a result of property dispositions and by reducing its cash and restricted cash outstanding. Also during 2001, the Company used a net of $3,280,000 to repurchase shares of its common stock and distributed a total of $63,806,000 to unitholders, common shareholders, and preferred shareholders.

    At December 31, 2001, the Company had $291,719,000 outstanding of a $295,000,000 secured credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA ("FNMA Facility"), which matures in 2009. The FNMA facility provides for both fixed and variable rate borrowings, and at year-end was fully drawn under the terms of the borrowing base calculations in effect. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month Libor less an average spread of 0.09%, plus a credit enhancement fee of 0.67% based on the outstanding borrowings. The variable interest rate was 2.78% at December 31, 2001. Fixed rate borrowings under the facility totaled $110 million at December 31, 2001, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

    Borrowings under the FNMA Facility were increased from $198,070,000 at the end of 2000 to $291,719,000 at the end of 2001. The increase was used to refinance borrowings during the year, including current maturities of debt of $39,550,000 with Prudential and various other individual mortgages.

    In June 2001, the Company completed the refinancing of three tax-free bonds totaling $16,990,000 as part of a new tax-free bond credit facility with Prudential Mortgage Capital, credit-enhanced by Fannie Mae (the "Tax-Free Bond Facility").

    During 2001, as a result of completing the majority of its construction program, the Company reduced its credit facility with a group of banks from $85 million to $70 million. At year-end, $32,035,070 was available to be borrowed under the terms of this facility, and there were no outstanding amounts under this facility except for $24,403,000 of letters of credit, predominately used to credit-enhance certain tax-free bonds.

    Compass Bank provides an unsecured credit facility to the Company from time to time; there was $5 million outstanding under this facility at year-end.

    The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has $100 million of interest rate swaps outstanding of three-month Libor fixed leg and $25 million of interest rate swaps outstanding of one-month Libor fixed leg, with expirations between 2003 and 2007, and which have to date proven to be highly efficient hedges of the Company's variable rate debt. Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $125 million of variable rate borrowings issued through the FNMA Facility and

Compass Bank, leaving only $61,719,000 of the FNMA Facility of which the interest rate has not been hedged. The Company also issued a $16,990,000 swap of the BMA Municipal index, expiring in June, 2008, effectively setting the rate of the Tax-Free Bond Facility at 5.15% through this period, which is a highly effective hedge. In 2001, the Company executed two $25 million forward interest rate swaps of three-month Libor fixed leg: a two-year swap effective
March 2003, and a four-year swap effective September, 2003. These are intended to reduce the interest rate risk of future planned refinancings.

    The weighted average interest rate and the weighted average maturity at December 31, 2001, for the $779.66 million of debt outstanding were 6.3% and
10.0 years, compared to 7.1% and 10.9 years at December 31, 2000.

    In 2002, the Company has two individual mortgages that mature totaling $11.6 million. The Company plans to refinance these mortgages, and in the event of a sudden lack of liquidity in the debt markets, would pay off the mortgages using its bank credit facility. The Company also has $4.0 million of scheduled principal payments on amortizing mortgage debt, which it anticipates will be funded from operating cash flow and the Company's credit facilities.

    In 2003, the Company has debt maturities approximating $151 million, which it anticipates will be funded by replacement debt issued at comparable interest rates. There is both interest rate and financing risk associated with these refinancings; however, the Company believes it to be extremely unlikely that there will be a refinancing problem due to the large amount of collateral available to support the amount of debt. In the highly unlikely event of a complete collapse of the debt markets, the Company could be faced with liquidity concerns.

    Beginning in December 2003, with six months' notice, the holder of the Series E Preferred, (totaling $25 million), has the option of redeeming all or part of the shares for cash or an equivalent value in the Company's common stock (at the Company's choice). The Company anticipates that the Series "E" Preferred will not be redeemed for common stock, and plans to maintain credit facilities and balance sheet capacity sufficient to redeem the entire series for cash should the opportunity for repurchase be presented.

    The Company believes that it has adequate resources to fund both its current operations, regular annual refurbishment of its properties, and incremental investment in new apartment properties. The Company believes that the income from the full lease-up and stabilization of its development properties and its growth of same-store NOI will create greater asset values, which enables it to increase its borrowing capacity while lowering or maintaining its loan to value ratio. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for over $300 million of its debt. The market for FNMA DMBS, which in the Company's experience is highly effective with three-month Libor fixed leg, is also an important component of the Company's liquidity and swap effectiveness. In the event that these markets became less efficient, or the credit of FNMA became impaired, the Company would seek alternative sources of debt financing.

    The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code. The Company has loan covenants that limit the total amount of distributions, but believes that it is unlikely that these will be a limiting factor on the Company's future levels of distributions. The Company expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, preferred stock redemptions, expansions, and non-recurring capital expenditures, through long and medium term collateralized fixed rate borrowings, issuance of debt or additional equity securities in the Company, potential joint venture transactions and the Company's credit facilities.

    The following table reflects the Company's total contractual cash obligations as of December 31, 2001 (Dollars in 000's):

                                       TOTAL       2002       2003       2004       2005       2006     THEREAFTER
                                      --------   --------   --------   --------   --------   --------   ----------
Long-Term Debt and Capital Leases...  $779,664   $20,346    $157,860   $75,030     $7,301    $40,176     $478,951
Operating Leases....................     1,776       588         588       343        257         --           --
                                      --------   -------    --------   -------     ------    -------     --------
Total Contractual Cash
  Obligations.......................  $781,440   $20,934    $158,448   $75,373     $7,558    $40,176     $478,951

    At December 31, 2001 and 2000, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Blackstone was established in order to sell assets to fund development while acquiring management fees to help offset the reduction in revenues from the sale. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements Note 11.

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

    The Company adopted the provisions of Statement 141 as of July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001. The Company will adopt the provisions of Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

    As of the date of adoption, the Company expects to have unamortized goodwill of approximately $5,800,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $264,000 and $317,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

    In August 2001, FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, future development, anticipated growth rates of revenues and expenses, and anticipated share repurchases. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that such forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 2001, 52% of the Company's total capitalization consisted of borrowings. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for trading purposes. Approximately 89% of the Company's outstanding debt was subject to fixed rates with a weighted average of 6.8% at December 31, 2001. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date (Dollars in 000's).

                                                                                            TOTAL                   FAIR
                                     2002       2003       2004       2005       2006     THEREAFTER    TOTAL      VALUE
                                   --------   --------   --------   --------   --------   ----------   --------   --------
Long-term Debt
  Fixed Rate.....................  $15,346    $157,860   $75,030    $ 7,302    $60,176     $237,681    $553,395   $515,002
  Average interest rate..........     7.52%       6.51%     7.03%      8.84%      6.17%        6.99%       6.81%
  Variable Rate*.................  $ 5,000    $     --   $    --    $    --    $    --     $241,269    $246,269   $246,269
  Average interest rate..........     3.27%       0.00%     0.00%      0.00%      0.00%        2.96%       2.97%
Interest Rate Swaps
  Variable to Fixed..............  $    --    $     --   $    --    $50,000    $25,000     $ 66,990    $141,990   $ (8,756)
    Average pay rate.............     0.00%       0.00%     0.00%      6.81%      7.39%        6.34%       6.69%

------------------------------

*   Excluding the effect of interest rate swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-27 of this Annual Report on Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K:
1.   Independent Auditors' Report.....................................       F-1
     Consolidated Balance Sheets as of December 31, 2001 and 2000.....       F-2
     Consolidated Statements of Operations for the years ended
       December 31, 2001, 2000 and 1999...............................       F-3
     Consolidated Statements of Shareholders' Equity for the years
       ended December 31, 2001, 2000 and 1999.........................       F-4
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000 and 1999...............................       F-5
     Notes to Consolidated Financial Statements for the years ended
       December 31, 2001, 2000 and 1999...............................       F-6

2.   Financial Statement Schedule required to be filed by Item 8 and
       Paragraph (d) of this Item 14:
     Schedule III--Real Estate Investments and Accumulated
       Depreciation as of December 31, 2001...........................      F-23
3.   The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

EXHIBIT
NUMBERS                                                        EXHIBIT DESCRIPTION
-------           --------------------------------------------------------------------------------------------------------------
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

 3.7++            Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated June
                  25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998

 3.8++++          Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated
                  December 28, 1998, as filed with the Tennessee Secretary of State on December 28, 1998

 3.9*             Bylaws of Mid-America Apartment Communities, Inc.

 4.1+             Form of Common Share Certificate

 4.2****          Form of 9.5% Series A Cumulative Preferred Stock Certificate

 4.3*****         Form of 8 7/8% Series B Cumulative Preferred Stock Certificate

 4.4+++           Form of 9.375% Series C Cumulative Preferred Stock Certificate

 4.5++++          Form of 9.5% Series E Cumulative Preferred Stock Certificate

 4.6++++          Shareholder Protection Rights Plan dated March 1, 1999

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

10.5#             Third Amended and Restated 1994 Restricted Stock and Stock Option Plan

10.6++++          Revolving Credit Agreement between the Registrant and AmSouth Bank dated March 16, 1998

10.7+++++         Sixth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated November 12, 1999

10.8##            Seventh Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated July 21, 2000

10.9              Eighth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated April 19, 2001

10.10+++++        Master Credit Facility Agreement between the Registrant and WMF Washington Mortgage Corp. dated November 10,
                  1999

10.11+            Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of
                  America

10.12+            Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential
                  Insurance Company of America

11.1              Statement re: computation of per share earnings (included within the Form 10-K)

12.1              Statement re: computation of ratios (definition of ratios used are disclosed as footnotes on the related table(s) within the Form 10-K)

21.1              List of Subsidiaries

23.1              Consent of KPMG LLP

------------------------

*       Filed as an exhibit to the Registrant's Registration
        Statement on Form S-11/A (SEC File No. 33-69434) filed on
        January 21, 1994
**      Filed as Exhibit 1 to the Registrant's Registration
        Statement on Form 8-A filed with the Commission on October
        11, 1996
***     Filed as Exhibit 4.1 to the Registrant's Registration
        Statement on Form 8-A filed with the Commission on November
        19, 1997
****    Filed as Exhibit 2 to the Registrant's Registration
        Statement on Form 8-A filed with the Commission on October
        11, 1996
*****   Filed as Exhibit 4.3 to the Registrant's Registration
        Statement on Form 8-A filed with the Commission on November
        19, 1997
******  Filed as an exhibit to the 1996 Annual Report of the
        Registrant on Form 10-K for the year ended December 31, 1996
******* Filed as an exhibit to the Registration Statement on Form
        S-11 (SEC File No. 33-81970), as amended, of the Registrant filed on August 17, 1994
+       Filed as an exhibit to the 1997 Annual Report of the
        Registrant on Form 10-K for the year ended December 31, 1997
++      Filed as Exhibit 4.3 to the Registrant's Registration
        Statement on Form 8-A filed with the Commission on June 26,
        1998
+++     Filed as Exhibit 4.2 to the Registrant's Registration
        Statement on Form 8-A filed with the Commission on June 26,
        1998
++++    Filed as an exhibit to the 1998 Annual Report of the
        Registrant on Form 10-K for the year ended December 31, 1998

+++++ Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999
# Filed as an exhibit to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders
## Filed as an exhibit to the 2000 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000

(b) Reports on Form 8-K

    The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2001:

FORM                                          EVENTS REPORTED                         DATE OF REPORT
----                    ------------------------------------------------------------  --------------
 8-K                    Announcement of effective succession of CEO.................     10/1/2001
 8-K                    Announcement of revision of earnings estimate...............    10/16/2001
                        Third quarter 2001 conference call transcript with third
 8-K                      quarter 2001 earnings release and supplemental data.......     11/2/2001

(c) Exhibits:

    See Item 14(a)(3) above.

(d) Financial Statement Schedules:

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: March 27, 2002                                              /s/ H. ERIC BOLTON, JR.
                                                      ------------------------------------------------
                                                                    H. Eric Bolton, Jr.
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 27, 2002                                   /s/ GEORGE E. CATES
                                                       ---------------------------------------------
                                                       George E. Cates
                                                       Chairman of the Board of Directors

Date: March 27, 2002                                   /s/ H. ERIC BOLTON, JR.
                                                       ---------------------------------------------
                                                       H. Eric Bolton, Jr.
                                                       President and Chief Executive Officer
                                                       (Principal Executive Officer)

Date: March 27, 2002                                   /s/ SIMON R.C. WADSWORTH
                                                       ---------------------------------------------
                                                       Simon R.C. Wadsworth
                                                       Executive Vice President and Chief Financial
                                                       Officer
                                                       (Principal Financial and Accounting Officer)

Date: March 27, 2002                                   /s/ JOHN F. FLOURNOY
                                                       ---------------------------------------------
                                                       John F. Flournoy
                                                       Director

Date: March 27, 2002                                   /s/ ROBERT F. FOGELMAN
                                                       ---------------------------------------------
                                                       Robert F. Fogelman
                                                       Director

Date: March 27, 2002                                   /s/ JOHN S. GRINALDS
                                                       ---------------------------------------------
                                                       John S. Grinalds
                                                       Director

Date: March 27, 2002                                   /s/ O. MASON HAWKINS
                                                       ---------------------------------------------
                                                       O. Mason Hawkins
                                                       Director

Date: March 27, 2002                                   /s/ RALPH HORN
                                                       ---------------------------------------------
                                                       Ralph Horn
                                                       Director

Date: March 27, 2002                                   /s/ MICHAEL S. STARNES
                                                       ---------------------------------------------
                                                       Michael S. Starnes
                                                       Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

    We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule III: Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company as of December 31, 2001 and 2000, and the results of the their operations and their cash flows for each of the years in the three-year period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Memphis, Tennessee
February 13, 2002

                     MID-AMERICA APARTMENT COMMUNTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                             (DOLLARS IN THOUSANDS)

                                                                 2001         2000
                                                              ----------   ----------
ASSETS:

REAL ESTATE ASSETS:
  Land......................................................  $  124,993   $  124,867
  Buildings and improvements................................   1,265,327    1,231,603
  Furniture, fixtures and equipment.........................      32,290       29,094
  Construction in progress..................................      10,915       28,523
                                                              ----------   ----------
                                                               1,433,525    1,414,087
  Less accumulated depreciation.............................    (229,913)    (183,652)
                                                              ----------   ----------
                                                               1,203,612    1,230,435
  Land held for future development..........................       1,366        1,366
  Commercial properties, net................................       4,910        5,044
  Investment in and advances to real estate joint venture...       7,045        7,630
                                                              ----------   ----------
    REAL ESTATE ASSETS, NET.................................   1,216,933    1,244,475

Cash and cash equivalents...................................      12,192       16,095
Restricted cash.............................................      11,240       17,472
Deferred financing costs, net...............................      10,415        9,700
Other assets................................................      12,708       16,029
                                                              ----------   ----------
    TOTAL ASSETS............................................  $1,263,488   $1,303,771
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
  Notes payable.............................................  $  779,664   $  781,089
  Accounts payable..........................................       1,219        1,740
  Accrued expenses and other liabilities....................      31,691       26,589
  Security deposits.........................................       4,514        4,611
  Deferred gain on disposition of properties................       4,140        4,366
                                                              ----------   ----------
    TOTAL LIABILITIES AND DEFERRED GAIN.....................     821,228      818,395

MINORITY INTEREST...........................................      46,431       51,383

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 20,000,000 shares
    authorized, $173,470,750 or $25 per share liquidation
    preference:
    2,000,000 shares at 9.5% Series A Cumulative............          20           20
    1,938,830 shares at 8.875% Series B Cumulative..........          19           19
    2,000,000 shares at 9.375% Series C Cumulative..........          20           20
    1,000,000 shares at 9.5% Series E Cumulative............          10           10
  Common stock, $.01 par value authorized 50,000,000 shares;
    issued 17,452,678 and 17,506,968 shares at December 31,
    2001 and 2000, respectively.............................         175          175
  Additional paid-in capital................................     550,176      551,809
  Other.....................................................        (774)      (1,171)
  Accumulated distributions in excess of net income.........    (145,061)    (116,889)
  Accumulated other comprehensive income (loss).............      (8,756)          --
                                                              ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY..............................     395,829      433,993
                                                              ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $1,263,488   $1,303,771
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Rental revenues...........................................  $223,410   $219,039   $221,342
  Other property revenues...................................     2,860      3,493      2,872
                                                              --------   --------   --------
  Total property revenues...................................   226,270    222,532    224,214

  Interest and other non-property income....................     1,310      1,526      1,388
  Management and development income, net....................       755        739        751
  Equity in loss of real estate joint venture...............      (296)      (157)       (31)
                                                              --------   --------   --------
  Total revenues............................................   228,039    224,640    226,322
                                                              --------   --------   --------
Expenses:
  Property operating expenses:
    Personnel...............................................    24,704     24,268     25,239
    Building repairs and maintenance........................     9,443      9,701     10,107
    Real estate taxes and insurance.........................    26,594     25,021     24,561
    Utilities...............................................     7,164      7,635      9,119
    Landscaping.............................................     6,278      6,027      5,634
    Other operating.........................................    10,401     10,794     10,225
    Depreciation and amortization...........................    52,051     51,844     49,903
                                                              --------   --------   --------
                                                               136,635    135,290    134,788
  Property management expenses..............................    10,204      9,509      9,360
  General and administrative expenses.......................     5,879      5,317      5,119
  Interest expense..........................................    52,598     50,736     48,302
  Amortization of deferred financing costs..................     2,352      2,758      2,854
                                                              --------   --------   --------
  Total expenses............................................   207,668    203,610    200,423
                                                              --------   --------   --------
Income before gain on dispositions, minority interest in
  operating partnership income and extraordinary items......    20,371     21,030     25,899
Gain on dispositions, net...................................    11,933     11,587     10,237
                                                              --------   --------   --------
Income before minority interest in operating partnership
  income and extraordinary items............................    32,304     32,617     36,136
Minority interest in operating partnership income...........     2,573      2,626      2,497
                                                              --------   --------   --------
Income before extraordinary items...........................    29,731     29,991     33,639
Extraordinary items--loss on debt extinguishment, net of
  minority interst..........................................    (1,033)      (204)       (67)
                                                              --------   --------   --------
Net income..................................................    28,698     29,787     33,572
Preferred dividend distribution.............................    16,113     16,114     16,114
                                                              --------   --------   --------
Net income available for common shareholders................  $ 12,585   $ 13,673   $ 17,458
                                                              ========   ========   ========

Net income available per common share:
Basic (in thousands):
    Average common shares outstanding.......................    17,427     17,544     18,784
                                                              ========   ========   ========
Basic earnings per share:
    Net income available per common share before
     extraordinary items....................................  $   0.78   $   0.79   $   0.93
    Extraordinary items.....................................     (0.06)     (0.01)        --
                                                              --------   --------   --------
    Net income available per common share...................  $   0.72   $   0.78   $   0.93
                                                              ========   ========   ========
Diluted (in thousands):
    Average common shares outstanding.......................    17,427     17,544     18,784
    Effect of dilutive stock options........................       105         53         24
                                                              --------   --------   --------
    Average dilutive common shares outstanding..............    17,532     17,597     18,808
                                                              ========   ========   ========
Diluted earnings per share:
    Net income available per common share before
     extraordinary items....................................  $   0.78   $   0.79   $   0.93
    Extraordinary items.....................................     (0.06)     (0.01)        --
                                                              --------   --------   --------
    Net income available per common share...................  $   0.72   $   0.78   $   0.93
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                          ACCUMULATED
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL              DISTRIBUTIONS
                                     -------------------   -------------------    PAID-IN                IN EXCESS OF    TREASURY
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      OTHER      NET INCOME      STOCK
                                     --------   --------   --------   --------   ----------   --------   -------------   --------
BALANCE DECEMBER 31, 1998..........   6,939       $69       18,878      $189      $583,154    $(2,237)     $ (63,876)    $    --
Repurchase of common shares
  (Note 8).........................      --        --       (1,118)      (11)      (25,072)        --             --      (7,990)
Issuance of common shares..........      --        --          154         2         3,516         --             --          --
Exercise of stock options..........      --        --           --        --            27         --             --          --
Notes receivable issued for shares
  (Note 9).........................      --        --            9        --            --       (100)            --          --
Payments received on notes
  receivable (Note 9)..............      --        --           --        --            --        343             --          --
Amortization of LESOP Provision
  employee advances (Note 9).......      --        --           --        --            --        447             --          --
Shares issued in exchange for
  units............................      --        --           49        --           922         --             --          --
Amortization of unearned
  compensation.....................      --        --           --        --            --        494             --          --
Dividends on common stock ($2.30
  per share).......................      --        --           --        --            --         --        (43,451)         --
Dividends on preferred stock.......      --        --           --        --            --         --        (16,114)         --
Net income.........................      --        --           --        --            --         --         33,572          --
                                      -----       ---       ------      ----      --------    -------      ---------     -------
BALANCE DECEMBER 31, 1999..........   6,939        69       17,972       180       562,547     (1,053)       (89,869)     (7,990)
Retire treasury stock..............      --        --         (356)       (4)       (7,986)        --             --       7,990
Repurchase of common shares
  (Note 8).........................      --        --         (259)       (3)       (6,087)        --             --          --
Issuance of common shares..........      --        --           60         1         1,371         --             --          --
Exercise of stock options..........      --        --            1        --            22         --             --          --
Restricted shares issued to
  officers and directors
  (Note 9).........................      --        --           16        --           359       (359)            --          --
Notes receivable issued for shares
  (Note 9).........................      --        --           53         1         1,218       (206)            --          --
Amortization of LESOP Provision
  employee advances (Note 9).......      --        --           --        --            --        327             --          --
Shares issued in exchange for
  units............................      --        --           20        --           365         --             --          --
Amortization of unearned
  compensation.....................      --        --           --        --            --        120             --          --
Dividends on common stock ($2.32
  per share).......................      --        --           --        --            --         --        (40,693)         --
Dividends on preferred stock.......      --        --           --        --            --         --        (16,114)         --
Net income.........................      --        --           --        --            --         --         29,787          --
                                      -----       ---       ------      ----      --------    -------      ---------     -------
BALANCE DECEMBER 31, 2000..........   6,939        69       17,507       175       551,809     (1,171)      (116,889)         --
Repurchase of common shares
  (Note 8).........................      --        --         (129)       (1)       (3,279)        --             --          --
Issuance of common shares..........      --        --           39         1           969         --             --          --
Exercise of stock options..........      --        --            5        --           124         --             --          --
Restricted shares issued to
  officers and directors
  (Note 9).........................      --        --            5        --           120       (120)            --          --
Amortization of LESOP Provision
  employee advances (Note 9).......      --        --           --        --            --        372             --          --
Shares issued in exchange for
  units............................      --        --           26        --           433         --             --          --
Amortization of unearned
  compensation.....................      --        --           --        --            --        145             --          --
Derivative instruments--cash flow
  hedges...........................      --        --           --        --            --         --             --          --
Dividends on common stock ($2.34
  per share).......................      --        --           --        --            --         --        (40,757)         --
Dividends on preferred stock.......      --        --           --        --            --         --        (16,113)         --
Net income.........................      --        --           --        --            --         --         28,698          --
                                      -----       ---       ------      ----      --------    -------      ---------     -------
BALANCE DECEMBER 31, 2001..........   6,939       $69       17,453      $175      $550,176    $  (774)     $(145,061)    $    --
                                      =====       ===       ======      ====      ========    =======      =========     =======

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                     INCOME (LOSS)     TOTAL
                                     --------------   --------
BALANCE DECEMBER 31, 1998..........     $    --       $517,299
Repurchase of common shares
  (Note 8).........................          --        (33,073)
Issuance of common shares..........          --          3,518
Exercise of stock options..........          --             27
Notes receivable issued for shares
  (Note 9).........................          --           (100)
Payments received on notes
  receivable (Note 9)..............          --            343
Amortization of LESOP Provision
  employee advances (Note 9).......          --            447
Shares issued in exchange for
  units............................          --            922
Amortization of unearned
  compensation.....................          --            494
Dividends on common stock ($2.30
  per share).......................          --        (43,451)
Dividends on preferred stock.......          --        (16,114)
Net income.........................          --         33,572
                                        -------       --------
BALANCE DECEMBER 31, 1999..........          --        463,884
Retire treasury stock..............          --             --
Repurchase of common shares
  (Note 8).........................          --         (6,090)
Issuance of common shares..........          --          1,372
Exercise of stock options..........          --             22
Restricted shares issued to
  officers and directors
  (Note 9).........................          --             --
Notes receivable issued for shares
  (Note 9).........................          --          1,013
Amortization of LESOP Provision
  employee advances (Note 9).......          --            327
Shares issued in exchange for
  units............................          --            365
Amortization of unearned
  compensation.....................          --            120
Dividends on common stock ($2.32
  per share).......................          --        (40,693)
Dividends on preferred stock.......          --        (16,114)
Net income.........................          --         29,787
                                        -------       --------
BALANCE DECEMBER 31, 2000..........          --        433,993
Repurchase of common shares
  (Note 8).........................          --         (3,280)
Issuance of common shares..........          --            970
Exercise of stock options..........          --            124
Restricted shares issued to
  officers and directors
  (Note 9).........................          --             --
Amortization of LESOP Provision
  employee advances (Note 9).......          --            372
Shares issued in exchange for
  units............................          --            433
Amortization of unearned
  compensation.....................          --            145
Derivative instruments--cash flow
  hedges...........................      (8,756)        (8,756)
Dividends on common stock ($2.34
  per share).......................          --        (40,757)
Dividends on preferred stock.......          --        (16,113)
Net income.........................          --         28,698
                                        -------       --------
BALANCE DECEMBER 31, 2001..........     $(8,756)      $395,829
                                        =======       ========

          See accompanying notes to consolidated financial statement.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)

                                                                2001        2000       1999
                                                              ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  28,698   $29,787    $  33,572
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     54,403    54,602       52,757
    Amortization of unearned stock compensation.............        145       120          494
    Equity in loss of real estate joint venture.............        296       157           31
    Minority interest in operating partnership income.......      2,573     2,626        2,497
    Extraordinary items.....................................      1,033       204           67
    Gain on dispositions, net...............................    (11,933)  (11,587)     (10,237)
    Changes in assets and liabilities:
      Restricted cash.......................................      6,232    (4,935)      (3,300)
      Other assets..........................................      3,062    (2,475)      (4,591)
      Accounts payable......................................       (521)     (382)      (4,459)
      Accrued expenses and other liabilities................      6,750     3,175        8,325
      Security deposits.....................................        (97)     (128)        (178)
                                                              ---------   -------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............     90,641    71,164       74,978
                                                              ---------   -------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of real estate assets.........................       (251)  (14,799)          --
    Improvements to properties..............................    (19,365)  (17,469)     (34,377)
    Construction of units in progress and future
     development............................................    (16,497)  (53,389)     (71,563)
    Proceeds from disposition of real estate assets.........     12,581    58,428      134,977
    Proceeds from sale of development and construction
     assets.................................................         --        --       18,134
    Distributions from (contributions to) real estate joint
     venture................................................        289       267       (8,085)
                                                              ---------   -------    ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....    (23,243)  (26,962)      39,086
                                                              ---------   -------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in credit lines..............................    (12,432)  (32,393)      56,389
    Proceeds from notes payable.............................    110,641    75,000       11,760
    Principal payments on notes payable.....................   (100,823)  (15,559)     (75,989)
    Payment of deferred financing costs.....................     (3,067)   (2,186)      (3,420)
    Repurchase of common stock..............................     (3,280)   (6,090)     (33,073)
    Proceeds from issuances of common shares and units......      1,466     2,734        3,549
    Distributions to unitholders............................     (6,936)   (6,898)      (6,860)
    Dividends paid on common shares.........................    (40,757)  (40,693)     (43,451)
    Dividends paid on preferred shares......................    (16,113)  (16,114)     (16,114)
                                                              ---------   -------    ---------
    NET CASH USED IN FINANCING ACTIVITIES...................    (71,301)  (42,199)    (107,209)
                                                              ---------   -------    ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....     (3,903)    2,003        6,855
                                                              ---------   -------    ---------
Cash and cash equivalents, beginning of period..............     16,095    14,092        7,237
                                                              ---------   -------    ---------
Cash and cash equivalents, end of period....................  $  12,192   $16,095    $  14,092
                                                              =========   =======    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  52,658   $50,277    $  49,375
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Assumption of debt related to property acquisitions.......  $      --   $ 9,559    $      --
  Conversion of units for common shares.....................  $     433   $   365    $     922
  Issuance of advances in exchange for common shares and
    units...................................................  $     120   $   238    $     100
  Interest capitalized......................................  $   1,382   $ 3,730    $   3,967

          See accompanying notes to consolidated financial statements.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND FORMATION OF THE COMPANY

    Mid-America Apartment Communities, Inc. ("Mid-America") is a self-administrated and self-managed real estate investment trust which owns, develops, constructs, acquires and operates multifamily apartment communities mainly in the southeastern United States, and in Texas. The company owns and operates 112 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the "Operating Partnership") and its subsidiary, Mid-America Capital Partners, L.P. ("MACP"). MACP is a special purpose entity established in 1997 to issue first mortgage bonds. The Company also owns a 33.33% interest in a real estate joint venture which owns 10 apartment communities, for which the Company provides management services. From the period November 1997 through June 1999, the company conducted third party property management, construction and development activities through its service corporation, Flournoy Development Corporation.

BASIS OF PRESENTATION

    The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, MACP, and all other subsidiaries ("the Company"). The Company owns 51% to 100% of all consolidated subsidiaries. The Company uses the equity method of accounting for its investments in 20 to 50 percent-owned entities for which the Company does not have the ability to exercise control. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    The Company's Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2001, 2000 and 1999 was allocated approximately 16.2%, 16.3% and 15.6%, respectively, to holders of Operating Partnership Units and 83.8%, 83.7% and 84.4%, respectively, to Mid-America.

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

REVENUE RECOGNITION

    The Company leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental and other revenues are recorded when earned.

    The Company records all gains and losses on real estate in accordance with SFAS No. 66.

RENTAL COSTS

    Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and "grand openings" are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheet as "construction in progress" during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs ceases upon the transfer, and the assets are depreciated over their estimated useful lives. Total interest capitalized during 2001, 2000 and 1999 was $1,382,000, $3,730,000 and $3,967,000, respectively.

LAND HELD FOR FUTURE DEVELOPMENT

    Real estate held for future development are sites intended for future multifamily developments.

INVESTMENT IN AND ADVANCES TO REAL ESTATE JOINT VENTURE

    The Company's investment in an unconsolidated real estate joint venture is recorded on the equity method as the Company does not have a controlling interest in the joint venture. The portion of the gain realized upon the Company's sale of apartment communities to a joint venture was deferred in proportion to the Company's ownership interest in the joint venture. The deferred gain will be amortized over 20 years, which approximates the useful life of the joint venture's real estate assets.

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

    All of the Company's derivative financial instruments that are reported at fair value and are represented on the balance sheet were characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transaction reclassified to earnings. During the year ended December 31, 2001, the ineffective portion of the hedging transaction was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

    As of the date of adoption, the Company expects to have unamortized goodwill of approximately $5,800,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $264,000 and $317,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

    In August 2001, FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

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

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to 2001 presentation. The reclassifications had no effect on net income available for common shareholders.

2. SALE OF DEVELOPMENT, CONSTRUCTION AND FEE MANAGEMENT BUSINESSES

    On June 30, 1999, the Company sold its development, construction and fee management businesses back to the principals of Flournoy Development Company ("Flournoy"). The Company received net proceeds of $18.1 million for these assets and recorded a net loss of approximately $4.0 million, relating mainly to the write-off of goodwill related to the original purchase transaction. In the transaction, Flournoy reacquired the development businesses, related fixed assets including single family development, land and property held for sale, and the fee management business of 5,131 tax credit apartment units. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline, which was estimated to be approximately $537,000 at December 31, 2001.

3. REAL ESTATE JOINT VENTURE

    The Company currently owns a 33.33% interest in a joint venture (the "JV") with Blackstone Real Estate Acquisitions, LLC ("Blackstone") which was formed in 1999 when the Company sold 10 apartment communities containing 2,793 apartment units to the JV for $97.9 million. The following is a summary of the financial position of the JV as of December 31, 2001 (Dollars in 000's):

Assets
Real Estate Assets, Gross...................................  $104,100
Real Estate Assets, Net.....................................    94,427
Other Assets................................................     4,187
                                                              --------
Total Assets................................................  $ 98,614

Liabilities and Equity
Mortgage Debt...............................................  $ 81,330
Debt--Mid-America Apartments, LP............................     3,418
Other Liabilities...........................................     3,330
Equity......................................................    10,536
                                                              --------
Total Liabilities and Equity................................  $ 98,614

Total Revenues..............................................  $ 18,927
Net Operating Income........................................  $ 10,485
Depreciation Expense........................................  $  3,808
Net Loss....................................................  $    194

    The Company earns interest on its loan to the JV at an average interest rate of 9.6% and manages the communities for a fee of 4% of revenues. Upon the original sale of the assets to the JV, Mid-America recognized a gain of approximately $9.0 million and deferred gains for the Company's retained interest of approximately $4.8 million. Distributions to Blackstone from one of the properties is subject to a minimum threshold, supported by Mid-America's share of distributions from the JV, which reduced Mid-America's share of total distributions by $218,000 in 2001. Effective April 2002, each partner's interest is subject to a "right of first offer" in which the Offeror can offer to sell its investment in any one or more properties to the other partner (the Offeree). In the event the Offeree declines to purchase the Offeror's investment, the property is then put up for sale.

4. BORROWINGS

    The Company maintains a $70 million secured credit facility with a group of banks led by AmSouth Bank (the "AmSouth Credit Line"). The AmSouth Credit Line bears interest at a rate of LIBOR plus a spread ranging from 1.35% to 1.75% (1.35% at December 31, 2001) based on certain quarterly coverage calculations established by the agreement. This credit line expires in May 2003 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2001, the Company had $32.0 million available to be borrowed under the AmSouth Credit Line agreement. There were no outstanding amounts under this facility except for $24,403,000 of letters of credit, predominately used to credit-enhance certain tax-free bonds.

    The Company also maintains a $295 million secured credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA (the "FNMA Facility") which matures in 2009. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of .09%, plus a fee of .67%. Borrowings under the FNMA Facility totaled $291.7 million at December 31,

2001, consisting of $110 million under the fixed portion at a rate of 7.179% and the remaining $181.7 million under the variable rate portion of the facility. The Company has five interest rate swap agreements, totaling $125 million to lock the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facility at approximately 6.9%. The FNMA Facility is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. The total amount available under these calculations was outstanding as of December 31, 2001.

    The Company also had outstanding at December 31, 2001 a $5 million unsecured short-term note payable with Compass Bank, which matures in January 2002.

    At December 31, 2001, the Company had $61.7 million (after considering the interest rate swaps) variable rate debt outstanding at an average interest rate of 2.8% and an additional $23 million of tax-free variable rate debt outstanding at an average rate of 2.8%. The interest rate on all other debt was hedged or fixed at an average interest rate of 6.8%.

    During 2001, the Company refinanced multiple properties and moved them under the FNMA facility. The Company also refinanced three tax-free bonds and moved them into a new tax-free bond credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA. The Company issued a seven-year $16,990,000 swap in order to lock the interest rate on all of the outstsanding balance during this period at 5.15%. The Company incurred a prepayment penalty of approximately $1,033,000, net of minority interest, related to the early extinguishment of the debt which is included in "Extraordinary items--loss on early extinguishment of debt" in the accompanying financial statements.

    The Company had approximately $482.9 million and $565.6 million at December 31, 2001 and 2000, respectively, outstanding under various mortgage notes and bonds payable secured by real estate assets.

    The Company had outstanding $142 million aggregate principal amount of 6.376% bonds due in 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in 26 mortgaged properties.

    During 2000, the Company paid off a portion of its note payable to Prudential Mortgage, which is secured by several properties. The payment was related to the disposition of one of the properties securing the note, and the Company incurred a prepayment penalty of approximately $204,000, net of minority interest, related to the early extinguishment of the mortgage. During 1999, the Company paid certain borrowings prior to maturity and incurred prepayment costs of $67,000, net of minority interest, related to the early extinguishment. For 2000 and 1999, these costs are included in "Extraordinary items--loss on early extinguishment of debt" in the accompanying financial statements.

    As of December 31, 2001, the Company estimated that the weighted average interest rate on the Company's debt was 6.3% with an average maturity of
10.0 years.

    The following table summarizes the Company's indebtedness at December 31, 2001, and 2000.

                                               ACTUAL          AVERAGE
                                           INTEREST RATES   INTEREST RATE   MATURITY      2001       2000
                                           --------------   -------------   ---------   --------   --------
Fixed Rate:
  Taxable................................   5.770-9.006%        6.923%      2002-2037    $451.5     $504.3
  Tax-exempt                                5.281-8.170%        6.277%      2008-2028     101.9       94.5
  Interest rate swaps....................   5.037-7.413%        6.899%      2005-2008     142.0       75.0
                                                                                         ------     ------
                                                                                         $695.4     $673.8
                                                                                         ------     ------
Variable Rate:
  Taxable................................         2.782%        2.782%           2009    $ 61.7     $ 75.5
  Tax-exempt.............................   2.600-2.900%        2.759%      2027-2028      22.6       31.8
                                                                                         ------     ------
                                                                                         $ 84.3     $107.3
                                                                                         ------     ------
                                                                                         $779.7     $781.1
                                                                                         ======     ======

    Scheduled principal repayments on the borrowings at December 31, 2001 are as follows (Dollars in 000's):

YEAR                                          AMORTIZATION   MATURITIES    TOTAL
----                                          ------------   ----------   --------
2002........................................    $  3,956      $ 16,390    $ 20,346
2003........................................       3,740       154,120     157,860
2004........................................       3,862        71,168      75,030
2005........................................       4,086         3,215       7,301
2006........................................       4,166        36,010      40,176
Thereafter..................................     129,755       349,196     478,951
                                                --------      --------    --------
                                                $149,565      $630,099    $779,664
                                                ========      ========    ========

    The Company's indebtedness includes various restrictive financial covenants. The Company believes that it was in compliance with these covenants as of December 31, 2001.

5. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

    Fixed rate notes payable at December 31, 2001 and 2000 total $695.4 million and $673.8 million, respectively, and have an estimated fair value of $506.2 million and $602.9 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2001 and 2000. The carrying value of variable rate notes payable at December 31, 2001 and 2000 total $84.3 million and $107.3 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates.

    The Company has six interest rate swap agreements totalling $142.0 million notional amount which were outstanding as of December 31, 2001. The Company estimates that at December 31, 2001, the combined fair market value of all the interest rate swaps outstanding was $(8.8) million.

    The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6. COMMITMENTS AND CONTINGENCIES

    The Company is not presently subject to any material litigation nor, to the Company's knowledge, with advice of legal counsel, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

    The Company had total expenses related to operating leases for the years ended December 31, 2001, 2000, and 1999 of $527,000, $407,000, and $256,000,
respectively.

    The Company's commitments for the next five years under operating lease agreements outstanding at December 31, 2001 are as follows (in Dollars):

YEAR
----
2002........................................................  $  587,971
2003........................................................     587,971
2004........................................................     342,919
2005........................................................     257,189
2006........................................................          --
                                                              ----------
Total.......................................................  $1,776,050
                                                              ==========

7. INCOME TAXES

    No provision for federal income taxes has been made in the accompanying consolidated financial statements. The Company has made an election to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Code. As a REIT, the Company generally is not subject to Federal income tax to the extent it distributes 95% (through December 31, 2000 and 90% thereafter) of its REIT taxable income to its shareholders and meets certain other tests relating to the number of shareholders, types of assets and allocable income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to the Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

    Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2000 and 1999 and the estimated taxability for 2001:

                                                           2001       2000       1999
                                                         --------   --------   --------
Per common share
  Ordinary income......................................   $1.28      $1.31      $1.40
  Capital gains........................................     .32        .25        .18
  Return of capital....................................     .74        .76        .72
                                                          -----      -----      -----
    Total..............................................   $2.34      $2.32      $2.30
                                                          =====      =====      =====

8. SHAREHOLDERS' EQUITY

SERIES A PREFERRED STOCK

    Series A Cumulative Preferred Stock ("Series A Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. The Company has outstanding 2,000,000 Series A Preferred shares for which it received net proceeds of $47.8 million. Since November 1, 2001, the Series A Preferred shares have been redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

SERIES B PREFERRED STOCK

    Series B Cumulative Preferred Stock ("Series B Preferred Stock") has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly. The Company has outstanding 1,938,830 Series B Preferred shares for which it received net proceeds of $46.6 million. On and after December 1, 2002, the Series B Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

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

DIRECT STOCK PURCHASE AND DISTRIBUTION REINVESTMENT PLAN

    The Company has a Direct Stock Purchase and Distribution Reinvestment Plan ("DSPDRP") pursuant to which the Company's shareholders have the ability to reinvest all or part of distributions from Mid-America common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. Also, the plan provides the opportunity for shareholders to buy additional shares through an optional cash investment. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 1,600,000 shares of common stock pursuant to the DSPDRP. Additional shares will be purchased at the market price on the "Investment Date" each month, which shall in no case be later than ten business days following the distribution payment date. Common stock shares totaling 27,090, in 2001, 25,242 in 2000, and 111,637 in 1999 were acquired by shareholders.

STOCK REPURCHASE PLAN

    In 1999, the Company's Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company's common shares. Through December 31, 2001, the Company has repurchased and retired approximately
1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54.

EARNINGS PER SHARE

    The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method.

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999 is presented on the Consolidated Statements of Operations.

9. EMPLOYEE BENEFIT PLANS

401 (K) SAVINGS PLAN

    The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. The Company's contribution to this plan was $240,000, $216,000 and $204,200 in 2001, 2000 and 1999, respectively.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

    The Company has adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company's 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees' investment earnings under the non-qualified plan should be the same as the earning assets in the Company's 401(k) Savings Plan. The Company's match to this plan in 2001, 2000 and 1999 was $30,200, $27,800 and $17,300, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the "ESPP") provides a means for employees to purchase common stock of the Company. The Board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 2001, 2000 and 1999, the ESPP purchased 4,163, 4,326 and 6,721 shares, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

    The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the "ESOP") is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the Initial Offering. During 2001, 2000 and 1999, the Company contributed approximately $600,000, $600,000 and $640,000, respectively, to the ESOP which purchased an additional 22,562, 25,967 and 28,233 shares, respectively.

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

    As of December 31, 2001, the Company had advances outstanding relating to the Plan totaling $782,000, which is presented as a reduction to shareholders' equity in the accompanying consolidated balance sheets. Advances to executive officers totaled $535,000 at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2002 to 2005. Advances to key employees totaled $247,000 at interest rates ranging from 7.5%-9.0% maturing at various dates from 2002 to 2005.

    Additionally in 2001, the Company issued 5,450 restricted shares to current independent directors at a price of $22.14 per share. These shares will vest in one year. In 2000, 5,450 restricted shares were also issued to independent directors at a price of $22.1875. In 2000, the Company issued 10,750 restricted shares to executive officers at a price of $22.1875. These shares will vest 10% each over the next ten years. The executive officers have the option to accelerate the vesting in lieu of bonuses.

    A summary of changes in Options to acquire shares of the Company's common stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 2001 is as follows:

                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at December 31, 1998...................    795,319        26.87
  Granted..........................................    371,750        22.25
  Forfeited........................................   (243,800)       25.86
                                                     ---------
Outstanding at December 31, 1999...................    923,269        25.35
  Granted..........................................    401,000        22.29
  Exercised........................................    (54,350)       22.93
  Forfeited........................................    (70,325)       24.78
                                                     ---------
Outstanding at December 31, 2000...................  1,199,594        24.47
  Granted..........................................    341,700        22.14
  Exercised........................................    (69,900)       20.84
  Forfeited........................................   (241,900)       23.81
                                                     ---------
Outstanding at December 31, 2001...................  1,229,494        23.94
                                                     ---------

Options exercisable:
  December 31, 1999................................    285,694        23.34
  December 31, 2000................................    381,744        24.25
  December 31, 2001................................    425,694        25.24

    Exercise prices for options outstanding as of December 31, 2001 ranged from $19.75 to $29.50. The weighted average remaining contractual life of those options is 6.8 years.

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting under the provisions of APB 25. If the fair value method of accounting allowed under SFAS No. 123 had been used by the Company, the pro forma net income available to common shareholders would have been $12,398,000, $13,494,000, $17,254,000 for 2001, 2000 and 1999, respectively. The pro forma diluted net income available per common share would have been $0.71, $0.77 and $0.92 for 2001, 2000 and 1999, respectively. The calculation was prepared using the Black-Scholes option pricing model using the following factors: 1) risk free interest rate of 4.86%, 5.28% and 6.38% for 2001, 2000 and 1999, respectively,
2) expected life of 6.8 years, 7.0 years, and 7.3 years for 2001, 2000 and 1999, respectively, 3) expected volatility of 13.65%, 14.05% and 19.14% for 2001, 2000 and 1999, respectively, and 4) expected dividends of 8.90%, 10.16% and 10.16% for 2001, 2000 and 1999, respectively. The weighted average fair value of all options granted during the year is $7,565,000 at a weighted average option price of $22.14 per share.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

    During 2001, the Company entered two interest rate swap agreements, each with a notional amount of $25 million, to effectively lock the interest rate on $50 million of the FNMA Facility at approximately 6.3%. The swap agreements expire in December 2005, and June 2007. The Company also entered into a $16.99 million interest rate swap agreement expiring in June 2008 to effectively fix the rate at 5.15% on a new tax-free bond credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA.

    Also during 2001, the Company entered into two forward interest rate swaps. Both swaps begin in 2003 and have a notional amount of $25 million of three-month LIBOR fixed leg. These interest rate swaps will effectively lock the interest rate at approximately 5.9%

    During 2000, the Company entered two interest rate swap agreements, each with a notional amount of $25 million, to effectively lock the interest rate on $50 million of the FNMA Credit Facility at approximately 7.4%. The swap agreements expire in September of 2005 and 2006.

    In 1998, the Company entered an interest rate swap agreement which expires on May 23, 2003 that effectively locks the interest rate the Company pays on a portion of its AmSouth Credit Line. As of December 31, 2001, $25 million notional amount was outstanding on this agreement with a fixed interest rate paid by the Company of 7.17%.

    At December 31, 2001 all of these interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133 and have a net liabiltity fair value of ($8,756,000).

11. RELATED PARTY TRANSACTIONS

    Pursuant to a management contract with the Joint Venture, the Company manages the operations of the 10 Joint Venture apartment communities for a fee of 4% of the revenues of the Joint Venture. The Company received approximately $755,000, $739,000 and $453,000 as management fees from the Joint Venture in 2001, 2000 and 1999, respectively.

    As described in Note 2, the Company sold its development, construction and management fee business in June 1999 to a director of the Company. The director was a former principal of Flournoy, which was acquired by the Company in November 1997. The Company has contracted with Flournoy to complete the remaining portion of its development pipeline, which is expected to be accomplished during 2002.

    The Company has a line of credit with a group of banks led by AmSouth Bank. First Tennessee Bank, the principal banking subsidiary of First Tennessee National Corporation ("FTNC"), has committed approximately $20 million towards this line of credit. The Company has also entered into a forward interest rate swap agreement with FTNC for a notional amount of $25 million with a three-month LIBOR fixed leg. One of the Company's directors, Mr. Horn, is Chairman, Chief Executive Officer and President of FTNC. The line of credit was entered into in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between unrelated parties.

    The Company's 401(k) is invested in three Longleaf Partners funds. One of the Company's directors, Mr. Hawkins, is the Chairman and Chief Executive Officer of Southeastern Asset Management, Inc, which serves as the investment advisor for Longleaf Partners Funds Trust. Mr. Hawkins is also a director of Longleaf Partners Funds Trust. The performance of the 401(k) is routinely reviewed by the trustees of the plan in conjunction with the plan's independent administrative consultants. The investments were entered into in the ordinary course of business on substantially the same terms, including fees and costs, as those prevailing at the time for comparable transactions between unrelated parties.

12. SEGMENT INFORMATION

    At December 31, 2001, the Company owned or had an ownership interest in 122 multifamily apartment communities, including the 10 apartment communities owned by the Joint Venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

    The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 2001, 2000 and 1999 (Dollars in 000's): For purposes of this disclosure, multifamily revenues, net operating income and real estate assets include amounts related to the 10 properties owned by the unconsolidated Joint Venture.

                                                                 2001         2000        1999
                                                              ----------   ----------   --------
Multifamily rental revenues.................................  $  242,189   $  237,330   $233,442
Other multifamily revenues..................................       3,008        3,670      2,116
                                                              ----------   ----------   --------
  Segment revenues..........................................     245,197      241,000    235,558
Reconciling items to consolidated revenues:
  Joint Venture revenues....................................     (18,927)     (18,468)   (11,344)
  Interest income and other revenues........................       1,310        1,526      1,388
  Management and development income, net....................         755          739        751
  Equity in loss of real estate joint venture...............        (296)        (157)       (31)
                                                              ----------   ----------   --------
    Total revenues..........................................  $  228,039   $  224,640   $226,322
                                                              ==========   ==========   ========
Multifamily net operating income............................     152,171      149,288    145,874
Reconciling items to net income:
  Joint Venture net operating income........................     (10,485)     (10,202)    (6,545)
  Interest income and other revenues........................       1,310        1,526      1,388
  Management and development income, net....................         755          739        751
  Equity in loss of real estate joint venture...............        (296)        (157)       (31)
  Depreciation and amortization.............................     (52,051)     (51,844)   (49,903)
  Property management expenses..............................     (10,204)      (9,509)    (9,360)
  General and administrative expenses.......................      (5,879)      (5,317)    (5,119)
  Interest expense..........................................     (52,598)     (50,736)   (48,302)
  Amortization of deferred financing costs..................      (2,352)      (2,758)    (2,854)
  Gain on dispositions, net.................................      11,933       11,587     10,237
  Extraordinary items--loss on early extinguishment of
    debt....................................................      (1,033)        (204)       (67)
  Minority interest in operating partnership income.........      (2,573)      (2,626)    (2,497)
  Dividends on preferred shares.............................     (16,113)     (16,114)   (16,114)
                                                              ----------   ----------   --------
    Net income available for common shareholders............  $   12,585   $   13,673   $ 17,458
                                                              ==========   ==========   ========

                                                                 2001         2000
                                                              ----------   ----------
ASSETS:
Multifamily real estate assets..............................  $1,537,625   $1,516,096
Accumulated depreciation--multifamily assets................    (239,586)    (189,516)
                                                              ----------   ----------
                                                               1,298,039    1,326,580
Reconciling items to total assets:
  Joint Venture multifamily real estate assets, net.........      94,427       96,145
  Land held for future development..........................       1,366        1,366
  Commercial properties, net................................       4,910        5,044
  Investment in and advances to real estate joint venture...       7,045        7,630
  Cash and restricted cash..................................      23,432       33,567
  Other assets..............................................      23,123       25,729
                                                              ----------   ----------
    Total Assets............................................  $1,263,488   $1,303,771
                                                              ==========   ==========

                                                                 2001         2000        1999
                                                              ----------   ----------   --------
Multifamily expenditures for property improvements,
  acquisitions and construction.............................  $   37,953   $   96,674   $107,508
Less reconciling items:
  Joint Venture property improvements.......................      (2,091)      (1,458)    (1,568)
                                                              ----------   ----------   --------
    Total expenditures for property improvements,
      acquisitions and construction.........................  $   35,862   $   95,216   $105,940
                                                              ==========   ==========   ========

13. SUBSEQUENT EVENT

DECLARATION OF DIVIDEND

    The Company declared a 2001 fourth quarter common stock dividend of $0.585 per share in January 2002 to be paid January 31, 2002 to holders of record on January 24, 2002.

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31, 2001
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
Total revenues..........................................  $56,611    $58,107    $57,177    $56,144
Income before minority interest in operating partnership
  income and extraordinary items........................  $ 4,963    $ 5,194    $15,126    $ 7,021
Minority interest in operating partnership income.......  $   102    $   149    $ 1,853    $   469
Extraordinary items, net of minority interest...........  $    --    $  (443)   $  (183)   $  (407)
Net income available for common shareholders............  $   833    $   573    $ 9,062    $ 2,117

Per share:
Basic and diluted:
Net income available per common shares
  Before extraordinary items............................  $  0.05    $  0.06    $  0.53    $  0.14
  Extraordinary items...................................       --      (0.03)     (0.01)     (0.02)
                                                          -------    -------    -------    -------
  Net income available per common share.................  $  0.05    $  0.03    $  0.52    $  0.12
                                                          =======    =======    =======    =======
Dividend declared.......................................  $ 0.585    $ 0.585    $ 0.585    $ 0.585

                                                                YEAR ENDED DECEMBER 31, 2000
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
Total revenues..........................................  $55,408    $55,601    $56,937    $56,694
Income before minority interest in operating partnership
  income and extraordinary items........................  $ 7,912    $12,195    $ 5,964    $ 6,546
Minority interest in operating partnership income.......  $   540    $ 1,403    $   337    $   346
Extraordinary items, net of minority interest...........  $   (56)   $  (148)   $    --    $    --
Net income available for common shareholders............  $ 3,286    $ 6,615    $ 1,599    $ 2,173

Per share:
Basic and diluted:
Net income available per common shares
  Before extraordinary items............................  $  0.19    $  0.38    $  0.09    $  0.13
  Extraordinary items...................................       --      (0.01)        --         --
                                                          -------    -------    -------    -------
  Net income available per common share.................  $  0.19    $  0.37    $  0.09    $  0.13
                                                          =======    =======    =======    =======
Dividend declared.......................................  $ 0.580    $ 0.580    $ 0.580    $ 0.585

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                   COST CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                             INITIAL COST            ACQUISITION
                                                                         ---------------------   --------------------
                                                                                    BUILDINGS               BUILDINGS
                                                                                       AND                     AND
PROPERTY                               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND     FIXTURES
------------------------------  ----------------------  --------------   --------   ----------   --------   ---------
Completed Properties
Eagle Ridge...................  Birmingham, AL             $     --(1)   $    851   $    7,667     $ --     $    737
Abbington Place...............  Huntsville, AL                   --(1)        524        4,724       --          861
Paddock Club--Huntsville I....  Huntsville, AL                   --(1)        830        7,470       --          648
Paddock                         Huntsville, AL
  Club--Huntsville II.........                                   --(1)        909       10,152       --           99
Paddock Club                    Montgomery, AL
  Montgomery I&II.............                                   --(1)        965       13,190       --          382
Calais Forest.................  Little Rock, AR                  --(1)      1,026        9,244       --        1,878
Napa Valley...................  Little Rock, AR                  --(2)        960        8,642       --        1,079
Westside Creek I..............  Little Rock, AR                  --(2)        616        5,559       --          702
Westside Creek II.............  Little Rock, AR               4,776           654        5,904       --          331
Tiffany Oaks..................  Altamonte Springs, FL            --(2)      1,024        9,219       --        1,510
Marsh Oaks....................  Atlantic Beach, FL               --(2)        244        2,829       --          774
Indigo Point..................  Brandon, FL                      --(3)      1,167       10,500       --          886
Paddock Club--Brandon           Brandon, FL
  I & II......................                                   --(1)      2,896       26,111       --          259
Anatole.......................  Daytona Beach, FL             7,000         1,227        5,879       --          842
Paddock Club--Gainsville......  Gainsville, FL                   --(1)      1,800       15,879       --           38
Cooper's Hawk.................  Jacksonville, FL                 --(5)        854        7,500       --        1,054
Hunter's Ridge at Deerwood....  Jacksonville, FL                 --(6)      1,533       13,835       --          706
Lakeside......................  Jacksonville, FL                 --(2)      1,431       12,883       (1)       3,616
Paddock Club--                  Jacksonville, FL
  Jacksonville I,II&III.......                                   --(7)      2,294       20,750       (2)         640
Paddock Club--Mandarin........  Jacksonville, FL                 --(1)      1,410       14,967       --          250
St. Augustine.................  Jacksonville, FL                 --(5)      2,858        6,475       (1)       2,487
Woodbridge at the Lake........  Jacksonville, FL                 --(1)        645        5,804       --        1,568
Woodhollow....................  Jacksonville, FL              9,359         1,686       15,179       --        2,207
Paddock Club--Lakeland........  Lakeland, FL                     --(7)      2,254       20,452       --        1,523
Savannahs at James Landing....  Melbourne, FL                    --(5)        582        7,868       --        1,843
Paddock Park--Ocala I.........  Ocala, FL                     6,805           901        8,177       --        1,089
Paddock Park--Ocala II........  Ocala, FL                        --(1)      1,383       12,547       --          661
Paddock Club--Panama City.....  Panama City, FL                  --(1)        898       14,276       --           67

                                    GROSS AMOUNT
                                     CARRIED AT
                                    DECEMBER 31,                                                                  LIFE USED TO
                                      2001(10)                                                                      COMPUTE
                                ---------------------                                                             DEPRECIATION
                                           BUILDINGS                                                               IN LATEST
                                              AND                     ACCUMULATED                    DATE OF         INCOME
PROPERTY                          LAND      FIXTURES      TOTAL      DEPRECIATION       NET       CONSTRUCTION    STATEMENT(9)
------------------------------  --------   ----------   ----------   -------------   ----------   -------------   ------------
Completed Properties
Eagle Ridge...................  $    851   $    8,404   $    9,255     $  (1,143)    $    8,112           1986       5 - 40
Abbington Place...............       524        5,585        6,109          (844)         5,265           1987       5 - 40
Paddock Club--Huntsville I....       830        8,118        8,948        (1,050)         7,898           1989       5 - 40
Paddock
  Club--Huntsville II.........       909       10,251       11,160        (1,136)        10,024           1998       5 - 40
Paddock Club
  Montgomery I&II.............       965       13,572       14,537        (1,211)        13,326           1999       5 - 40
Calais Forest.................     1,026       11,122       12,148        (2,925)         9,223           1987       5 - 40
Napa Valley...................       960        9,721       10,681        (1,881)         8,800           1984       5 - 40
Westside Creek I..............       616        6,261        6,877        (1,113)         5,764           1984       5 - 40
Westside Creek II.............       654        6,235        6,889          (988)         5,901           1986       5 - 40
Tiffany Oaks..................     1,024       10,729       11,753        (2,054)         9,699           1985       5 - 40
Marsh Oaks....................       244        3,603        3,847          (987)         2,860           1986       5 - 40
Indigo Point..................     1,167       11,386       12,553          (650)        11,903           1989       5 - 40
Paddock Club--Brandon
  I & II......................     2,896       26,370       29,266        (3,417)        25,849        1997/99       5 - 40
Anatole.......................     1,227        6,721        7,948        (1,702)         6,246           1986       5 - 40
Paddock Club--Gainsville......     1,800       15,917       17,717        (1,279)        16,438           1999       5 - 40
Cooper's Hawk.................       854        8,554        9,408        (2,190)         7,218           1987       5 - 40
Hunter's Ridge at Deerwood....     1,533       14,541       16,074        (1,954)        14,120           1987       5 - 40
Lakeside......................     1,430       16,499       17,929        (3,947)        13,982           1985       5 - 40
Paddock Club--
  Jacksonville I,II&III.......     2,292       21,390       23,682        (2,934)        20,748        1989/96       5 - 40
Paddock Club--Mandarin........     1,410       15,217       16,627        (1,464)        15,163           1998       5 - 40
St. Augustine.................     2,857        8,962       11,819        (2,711)         9,108           1987       5 - 40
Woodbridge at the Lake........       645        7,372        8,017        (1,973)         6,044           1985       5 - 40
Woodhollow....................     1,686       17,386       19,072        (3,281)        15,791           1986       5 - 40
Paddock Club--Lakeland........     2,254       21,975       24,229        (3,309)        20,920        1988/90       5 - 40
Savannahs at James Landing....       582        9,711       10,293        (2,410)         7,883           1990       5 - 40
Paddock Park--Ocala I.........       901        9,266       10,167        (1,439)         8,728           1986       5 - 40
Paddock Park--Ocala II........     1,383       13,208       14,591        (2,039)        12,552           1988       5 - 40
Paddock Club--Panama City.....       898       14,343       15,241        (1,761)        13,480           2000       5 - 40


                                                                                                   COST CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                             INITIAL COST            ACQUISITION
                                                                         ---------------------   --------------------
                                                                                    BUILDINGS               BUILDINGS
                                                                                       AND                     AND
PROPERTY                               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND     FIXTURES
------------------------------  ----------------------  --------------   --------   ----------   --------   ---------
Paddock                         Tallahassee, FL
  Club--Tallahassee I.........                                   --(1)        950        8,550       --          356
Paddock                         Tallahassee, FL
  Club--Tallahassee II........                                   --(1)        530        4,805       --          156
Belmere.......................  Tampa, FL                        --(2)        851        7,667        1        2,005
Links at Carrollwood..........  Tampa, FL                     5,502           817        7,355      110        2,395
High Ridge....................  Athens, GA                       --(2)        884        7,958       --          444
Bradford Pointe...............  Augusta, GA                   4,760           772        6,949       --          718
Shenandoah Ridge..............  Augusta, GA                      --(2)        650        5,850        8        2,210
Westbury Creek................  Augusta, GA                   3,019           400        3,626       --          507
Fountain Lake.................  Brunswick, GA                    --           502        4,551       --          943
Park Walk.....................  College Park, GA              3,235           536        4,859       --          387
Whisperwood Spa and Club......  Columbus, GA                     --(1)      4,290       42,722       (4)       3,434
Willow Creek..................  Columbus, GA                     --(2)        614        5,523       --        1,126
Terraces at Fieldstone........  Conyers, GA                      --(1)      1,284       15,819       --           70
Whispering Pines..............  LaGrange, GA                  2,390           824        7,470       --          784
Westbury Springs..............  Lilburn, GA                      --(1)        665        6,038       --          584
Austin Chase..................  Macon, GA                        --(6)      1,409       12,687       --         (183)
The Vistas....................  Macon, GA                     3,885           595        5,403       --          562
Georgetown Grove..............  Savannah, GA                 10,358         1,288       11,579       --          387
Island Retreat................  St. Simons Island, GA         3,243           510        4,594       --          611
Wildwood I....................  Thomasville, GA                  --(1)        438        3,971       --          401
Wildwood II...................  Thomasville, GA               1,916           372        3,372       --          204
Hidden Lake I.................  Union City, GA                4,310           675        6,128       --          796
Hidden Lake II................  Union City, GA                   --(2)        621        5,587       --          250
Three Oaks I..................  Valdosta, GA                     --(1)        462        4,188       --          609
Three Oaks II.................  Valdosta, GA                  2,780           460        4,170       --          300
Huntington Chase..............  Warner Robins, GA             9,397         1,160       10,437       --          351
Southland Station I...........  Warner Robins, GA                --(2)        777        6,992       --          799
Southland Station II..........  Warner Robins, GA                --(1)        693        6,292       --          404
Terraces at Towne Lake........  Woodstock, GA                14,997         1,689       15,321       --          288
Terraces at Towne Lake II.....  Woodstock, GA                    --(1)      1,331       11,918       --           29
Fairways at Hartland..........  Bowling Green, KY                --(1)      1,038        9,342       --        1,113
Paddock Club Florence.........  Florence, KY                  9,502         1,209       10,969       --          528
Lakepointe....................  Lexington, KY                    --(2)        411        3,699       --          792
Mansion, The..................  Lexington, KY                    --(1)        694        6,242       --        1,232
Village, The..................  Lexington, KY                    --(2)        900        8,097       --        1,366
Stonemill Village.............  Louisville, KY                   --(1)      1,169       10,518       --        2,274
Riverhills....................  Grenada, MS                      --(1)        153        2,092       --          546
Crosswinds....................  Jackson, MS                      --(2)      1,535       13,826       --        1,489
Pear Orchard..................  Jackson, MS                      --(2)      1,352       12,168       (1)       1,984
Reflection Pointe.............  Jackson, MS                   5,880           710        8,770      140        2,859
Somerset......................  Jackson, MS                      --(2)        477        4,294       --          845

                                    GROSS AMOUNT
                                     CARRIED AT
                                    DECEMBER 31,                                                                  LIFE USED TO
                                      2001(10)                                                                      COMPUTE
                                ---------------------                                                             DEPRECIATION
                                           BUILDINGS                                                               IN LATEST
                                              AND                     ACCUMULATED                    DATE OF         INCOME
PROPERTY                          LAND      FIXTURES      TOTAL      DEPRECIATION       NET       CONSTRUCTION    STATEMENT(9)
------------------------------  --------   ----------   ----------   -------------   ----------   -------------   ------------
Paddock
  Club--Tallahassee I.........       950        8,906        9,856        (1,359)         8,497           1990       5 - 40
Paddock
  Club--Tallahassee II........       530        4,961        5,491          (727)         4,764           1995       5 - 40
Belmere.......................       852        9,672       10,524        (2,559)         7,965           1984       5 - 40
Links at Carrollwood..........       927        9,750       10,677        (1,142)         9,535           1980       5 - 40
High Ridge....................       884        8,402        9,286        (1,267)         8,019           1987       5 - 40
Bradford Pointe...............       772        7,667        8,439        (1,150)         7,289           1986       5 - 40
Shenandoah Ridge..............       658        8,060        8,718        (2,314)         6,404        1975/84       5 - 40
Westbury Creek................       400        4,133        4,533          (652)         3,881           1984       5 - 40
Fountain Lake.................       502        5,494        5,996          (917)         5,079           1983       5 - 40
Park Walk.....................       536        5,246        5,782          (800)        4,982           1985       5 - 40
Whisperwood Spa and Club......     4,286       46,156       50,442        (6,508)        43,934   1980/86/88/98      5 - 40
Willow Creek..................       614        6,649        7,263        (1,063)         6,200        1968/78       5 - 40
Terraces at Fieldstone........     1,284       15,889       17,173        (1,363)        15,810           1999       5 - 40
Whispering Pines..............       824        8,254        9,078        (1,301)         7,777        1982/84       5 - 40
Westbury Springs..............       665        6,622        7,287          (991)         6,296           1983       5 - 40
Austin Chase..................     1,409       12,504       13,913        (1,403)        12,510           1996       5 - 40
The Vistas....................       595        5,965        6,560          (908)         5,652           1985       5 - 40
Georgetown Grove..............     1,288       11,966       13,254        (1,542)        11,712           1997       5 - 40
Island Retreat................       510        5,205        5,715          (622)         5,093           1978       5 - 40
Wildwood I....................       438        4,372        4,810          (668)         4,142           1980       5 - 40
Wildwood II...................       372        3,576        3,948          (555)         3,393           1984       5 - 40
Hidden Lake I.................       675        6,924        7,599        (1,021)         6,578           1985       5 - 40
Hidden Lake II................       621        5,837        6,458          (881)         5,577           1987       5 - 40
Three Oaks I..................       462        4,797        5,259          (798)         4,461           1983       5 - 40
Three Oaks II.................       460        4,470        4,930          (650)         4,280           1984       5 - 40
Huntington Chase..............     1,160       10,788       11,948          (626)        11,322           1997       5 - 40
Southland Station I...........       777        7,791        8,568        (1,231)         7,337           1987       5 - 40
Southland Station II..........       693        6,696        7,389        (1,015)         6,374           1990       5 - 40
Terraces at Towne Lake........     1,689       15,609       17,298        (2,225)        15,073           1998       5 - 40
Terraces at Towne Lake II.....     1,331       11,947       13,278        (1,036)        12,242           1999       5 - 40
Fairways at Hartland..........     1,038       10,455       11,493        (1,752)         9,741           1996       5 - 40
Paddock Club Florence.........     1,209       11,497       12,706        (1,679)        11,027           1994       5 - 40
Lakepointe....................       411        4,491        4,902        (1,235)         3,667           1986       5 - 40
Mansion, The..................       694        7,474        8,168        (1,949)         6,219           1989       5 - 40
Village, The..................       900        9,463       10,363        (2,600)         7,763           1987       5 - 40
Stonemill Village.............     1,169       12,792       13,961        (3,540)        10,421           1985       5 - 40
Riverhills....................       153        2,638        2,791          (976)         1,815           1972       5 - 40
Crosswinds....................     1,535       15,315       16,850        (3,198)        13,652        1988/89       5 - 40
Pear Orchard..................     1,351       14,152       15,503        (3,909)        11,594           1985       5 - 40
Reflection Pointe.............       850       11,629       12,479        (2,979)         9,500           1986       5 - 40
Somerset......................       477        5,139        5,616        (1,392)         4,224           1980       5 - 40


                                                                                                   COST CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                             INITIAL COST            ACQUISITION
                                                                         ---------------------   --------------------
                                                                                    BUILDINGS               BUILDINGS
                                                                                       AND                     AND
PROPERTY                               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND     FIXTURES
------------------------------  ----------------------  --------------   --------   ----------   --------   ---------
Woodridge.....................  Jackson, MS                   4,549           471        5,522       --          610
Hermitage at Beechtree........  Cary, NC                         --(2)        900        8,099       --        1,060
Corners, The..................  Winston-Salem. NC             3,818           685        6,165       --          939
Fairways at Royal Oak.........  Cincinnati, OH                   --(2)        814        7,335       --        1,121
Woodwinds.....................  Aiken, SC                     3,387           503        4,540       --          537
Tanglewood....................  Anderson, SC                  2,216           427        3,853       --          945
Paddock Club--Columbia........  Columbia, SC                     --(1)      1,840       16,560       --          760
The Fairways..................  Columbia, SC                  7,735           910        8,207       --          447
Highland Ridge................  Greenville, SC                   --(8)        482        4,337       --          562
Howell Commons................  Greenville, SC                   --(2)      1,304       11,740       --          841
Paddock Club--Greenville......  Greenville, SC                   --(1)      1,200       10,800       --          434
Park Haywood..................  Greenville, SC                   --(2)        325        2,925       35        2,867
Spring Creek..................  Greenville, SC                   --(8)        597        5,374       --          806
Runaway Bay...................  Mt. Pleasant, SC                 --(8)      1,085        7,269       --        1,073
Park Place....................  Spartanburg, SC                  --(2)        723        6,504       --        1,005
Steeplechase..................  Chattanooga, TN                  --(2)        217        1,957       --        1,457
Windridge.....................  Chattanooga, TN               5,202           817        7,416       --          629
Oaks, The.....................  Jackson, TN                      --(1)        177        1,594       --          855
Post House Jackson............  Jackson, TN                   4,949           443        5,078       --        1,034
Post House North..............  Jackson, TN                   3,375           381        4,299      (57)       1,130
Williamsburg Village..........  Jackson, TN                      --(2)        523        4,711       --          740
Woods at Post House...........  Jackson, TN                   5,189           240        6,839       --          773
Crossings.....................  Memphis, TN                      --           554        2,216       --          867
Eastview......................  Memphis, TN                  11,481           700        9,646       --        2,175
Gleneagles....................  Memphis, TN                      --(1)        443        3,983       --        2,129
Greenbrook....................  Memphis, TN                      --(3)      2,100       24,468       25       12,831
Hickory Farm..................  Memphis, TN                      --(1)        580        5,220      (19)       1,134
Kirby Station.................  Memphis, TN                      --(2)      1,148       10,337       --        2,692
Lincoln on the Green..........  Memphis, TN                      --(7)      1,498       20,483       --        8,544
Park Estate...................  Memphis, TN                      --(3)        178        1,141       --        2,640
Reserve at Dexter Lake I......  Memphis, TN                      --(4)      1,260       16,043       --           44
River Trace I.................  Memphis, TN                      --(1)        881        7,996       --        1,254
River Trace II................  Memphis, TN                   5,407           741        6,727       --          426
Savannah Creek................  Memphis, TN                      --(2)        778        7,013       --          948
Sutton Place..................  Memphis, TN                      --(2)        894        8,053       --        1,211
Paddock Club--Murfreesboro....  Murfreesboro, TN                 --(1)        915       14,774       --           60
Brentwood Downs...............  Nashville, TN                    --(1)      1,193       10,739       --        1,029
Park at Hermitage.............  Nashville, TN                 7,300         1,524       14,800       --        2,148
Balcones Woods................  Austin, TX                       --(1)      1,598       14,398       --        1,951
Stassney Woods................  Austin, TX                    4,340         1,621        7,501       --        1,912
Travis Station................  Austin, TX                    3,835         2,282        6,169       (1)       1,468

                                    GROSS AMOUNT
                                     CARRIED AT
                                    DECEMBER 31,                                                                  LIFE USED TO
                                      2001(10)                                                                      COMPUTE
                                ---------------------                                                             DEPRECIATION
                                           BUILDINGS                                                               IN LATEST
                                              AND                     ACCUMULATED                    DATE OF         INCOME
PROPERTY                          LAND      FIXTURES      TOTAL      DEPRECIATION       NET       CONSTRUCTION    STATEMENT(9)
------------------------------  --------   ----------   ----------   -------------   ----------   -------------   ------------
Woodridge.....................       471        6,132        6,603        (1,584)         5,019           1987       5 - 40
Hermitage at Beechtree........       900        9,159       10,059        (1,473)         8,586           1988       5 - 40
Corners, The..................       685        7,104        7,789        (2,022)         5,767           1982       5 - 40
Fairways at Royal Oak.........       814        8,456        9,270        (2,258)         7,012           1988       5 - 40
Woodwinds.....................       503        5,077        5,580          (822)         4,758           1988       5 - 40
Tanglewood....................       427        4,798        5,225        (1,305)         3,920           1980       5 - 40
Paddock Club--Columbia........     1,840       17,320       19,160        (2,549)        16,611        1989/95       5 - 40
The Fairways..................       910        8,654        9,564        (2,275)         7,289           1992       5 - 40
Highland Ridge................       482        4,899        5,381        (1,139)         4,242           1984       5 - 40
Howell Commons................     1,304       12,581       13,885        (2,305)        11,580        1986/88       5 - 40
Paddock Club--Greenville......     1,200       11,234       12,434        (1,666)        10,768           1996       5 - 40
Park Haywood..................       360        5,792        6,152        (1,481)         4,671           1983       5 - 40
Spring Creek..................       597        6,180        6,777        (1,441)         5,336           1985       5 - 40
Runaway Bay...................     1,085        8,342        9,427        (2,062)         7,365           1988       5 - 40
Park Place....................       723        7,509        8,232        (1,194)         7,038           1987       5 - 40
Steeplechase..................       217        3,414        3,631        (1,118)         2,513           1986       5 - 40
Windridge.....................       817        8,045        8,862        (1,177)         7,685           1984       5 - 40
Oaks, The.....................       177        2,449        2,626          (758)         1,868           1978       5 - 40
Post House Jackson............       443        6,112        6,555        (1,596)         4,959           1987       5 - 40
Post House North..............       324        5,429        5,753        (1,377)         4,376           1987       5 - 40
Williamsburg Village..........       523        5,451        5,974        (1,440)         4,534           1987       5 - 40
Woods at Post House...........       240        7,612        7,852        (2,456)         5,396           1997       5 - 40
Crossings.....................       554        3,083        3,637        (1,116)         2,521           1973       5 - 40
Eastview......................       700       11,821       12,521        (3,991)         8,530           1973       5 - 40
Gleneagles....................       443        6,112        6,555        (2,750)         3,805           1975       5 - 40
Greenbrook....................     2,125       37,299       39,424       (10,099)        29,325           1980       5 - 40
Hickory Farm..................       561        6,354        6,915        (1,723)         5,192           1985       5 - 40
Kirby Station.................     1,148       13,029       14,177        (3,521)        10,656           1978       5 - 40
Lincoln on the Green..........     1,498       29,027       30,525        (6,340)        24,185        1988/98       5 - 40
Park Estate...................       178        3,781        3,959        (1,192)         2,767           1974       5 - 40
Reserve at Dexter Lake I......     1,260       16,087       17,347        (1,048)        16,299           1999       5 - 40
River Trace I.................       881        9,250       10,131        (1,438)         8,693           1981       5 - 40
River Trace II................       741        7,153        7,894        (1,096)         6,798           1985       5 - 40
Savannah Creek................       778        7,961        8,739        (1,658)         7,081           1989       5 - 40
Sutton Place..................       894        9,264       10,158        (1,962)         8,196           1991       5 - 40
Paddock Club--Murfreesboro....       915       14,834       15,749        (1,171)        14,578           1999       5 - 40
Brentwood Downs...............     1,193       11,768       12,961        (3,223)         9,738           1986       5 - 40
Park at Hermitage.............     1,524       16,948       18,472        (4,182)        14,290           1987       5 - 40
Balcones Woods................     1,598       16,349       17,947        (3,064)        14,883           1983       5 - 40
Stassney Woods................     1,621        9,413       11,034        (2,392)         8,642           1985       5 - 40
Travis Station................     2,281        7,637        9,918        (1,877)         8,041           1987       5 - 40


                                                                                                   COST CAPITALIZED
                                                                                                    SUBSEQUENT TO
                                                                             INITIAL COST            ACQUISITION
                                                                         ---------------------   --------------------
                                                                                    BUILDINGS               BUILDINGS
                                                                                       AND                     AND
PROPERTY                               LOCATION          ENCUMBRANCES      LAND      FIXTURES      LAND     FIXTURES
------------------------------  ----------------------  --------------   --------   ----------   --------   ---------
Celery Stalk..................  Dallas, TX                    8,460         1,463       13,165       (1)       2,821
Courtyards at Campbell........  Dallas, TX                       --(1)        988        8,893       --          939
Deer Run......................  Dallas, TX                       --(1)      1,252       11,271       --        1,212
Lodge at Timberglen...........  Dallas, TX                    4,740           825        7,422       (1)       2,170
Kenwood Club..................  Katy, TX                         --(1)      1,002       17,288       --           --
Westborough Crossing..........  Katy, TX                      3,958           677        6,091       (1)       1,122
Highwood......................  Plano, TX                        --(3)        864        7,783       --          910
Cypresswood Court.............  Spring, TX                    3,330           577        5,190       (1)       1,190
Green Tree Place..............  Woodlands, TX                 3,180           539        4,850       --          948
Township......................  Hampton, VA                  10,800         1,509        8,189       --        2,635
                                                           --------      --------   ----------     ----     --------
  TOTAL COMPLETED
    PROPERTIES................                             $220,360      $116,767   $1,069,053     $229     $145,727
                                                           --------      --------   ----------     ----     --------
CONSTRUCTION OF UNITS IN
  LEASE-UP
Reserve at Dexter Lake          Memphis, TN
  Phase II....................                                   --(4)        951       15,827       --         (171)
Reserve at Dexter Lake          Katy, TX
  Phase III...................                             $     --(4)   $  2,059   $   12,994     $ --     $     --
Grand Reserve Lexington.......  Lexington, KY                    --(4)      2,024       30,870       --           --
Grand View Nashville..........  Nashville, TN                    --(4)      2,963       33,348       --          884
                                                           --------      --------   ----------     ----     --------
  TOTAL CONSTRUCTION OF UNITS
    IN LEASE-UP...............                             $     --      $  7,997   $   93,039     $ --     $    713
                                                           --------      --------   ----------     ----     --------
    TOTAL PROPERTIES..........                             $220,360      $124,764   $1,162,092     $229     $146,440
                                                           --------      --------   ----------     ----     --------
LAND HELD FOR FUTURE            Various
  DEVELOPMENTS................                                           $     --   $    1,366     $ --     $     --
COMMERCIAL PROPERTIES.........  Various                                       300        2,769       --        4,092
                                                           --------      --------   ----------     ----     --------
  TOTAL OTHER.................                             $     --      $    300   $    4,135     $ --     $  4,092
                                                           --------      --------   ----------     ----     --------
    TOTAL REAL ESTATE
      ASSETS..................                             $220,360      $125,064   $1,166,227     $229     $150,532
                                                           ========      ========   ==========     ====     ========

                                    GROSS AMOUNT
                                     CARRIED AT
                                    DECEMBER 31,                                                                  LIFE USED TO
                                      2001(10)                                                                      COMPUTE
                                ---------------------                                                             DEPRECIATION
                                           BUILDINGS                                                               IN LATEST
                                              AND                     ACCUMULATED                    DATE OF         INCOME
PROPERTY                          LAND      FIXTURES      TOTAL      DEPRECIATION       NET       CONSTRUCTION    STATEMENT(9)
------------------------------  --------   ----------   ----------   -------------   ----------   -------------   ------------
Celery Stalk..................     1,462       15,986       17,448        (4,346)        13,102           1978       5 - 40
Courtyards at Campbell........       988        9,832       10,820        (1,232)         9,588           1986       5 - 40
Deer Run......................     1,252       12,483       13,735        (1,649)        12,086           1985       5 - 40
Lodge at Timberglen...........       824        9,592       10,416        (2,692)         7,724           1983       5 - 40
Kenwood Club..................     1,002       17,288       18,290          (951)        17,339           2000       5 - 40
Westborough Crossing..........       676        7,213        7,889        (1,960)         5,929           1984       5 - 40
Highwood......................       864        8,693        9,557        (1,158)         8,399           1983       5 - 40
Cypresswood Court.............       576        6,380        6,956        (1,735)         5,221           1984       5 - 40
Green Tree Place..............       539        5,798        6,337        (1,585)         4,752           1984       5 - 40
Township......................     1,509       10,824       12,333        (1,801)        10,532           1987       5 - 40
                                --------   ----------   ----------     ---------     ----------
  TOTAL COMPLETED
    PROPERTIES................  $116,996   $1,214,780   $1,331,776     $(226,745)    $1,105,031
                                --------   ----------   ----------     ---------     ----------
CONSTRUCTION OF UNITS IN
  LEASE-UP
Reserve at Dexter Lake
  Phase II....................       951       15,656       16,607          (632)        15,975           2000       5 - 40
Reserve at Dexter Lake
  Phase III...................  $  2,059   $   12,994   $   15,053     $     (48)    $   15,005           2001       5 - 40
Grand Reserve Lexington.......     2,024       30,870       32,894        (1,607)        31,287           2000       5 - 40
Grand View Nashville..........     2,963       34,232       37,195          (881)        36,314           2001       5 - 40
                                --------   ----------   ----------     ---------     ----------
  TOTAL CONSTRUCTION OF UNITS
    IN LEASE-UP...............  $  7,997   $   93,752   $  101,749     $  (3,168)    $   98,581
                                --------   ----------   ----------     ---------     ----------
    TOTAL PROPERTIES..........  $124,993   $1,308,532   $1,433,525     $(229,913)    $1,203,612
                                --------   ----------   ----------     ---------     ----------
LAND HELD FOR FUTURE
  DEVELOPMENTS................  $     --   $    1,366   $    1,366     $      --     $    1,366            N/A          N/A
COMMERCIAL PROPERTIES.........       300        6,861        7,161        (2,251)         4,910        Various       5 - 40
                                --------   ----------   ----------     ---------     ----------
  TOTAL OTHER.................  $    300   $    8,227   $    8,527     $  (2,251)    $    6,276
                                --------   ----------   ----------     ---------     ----------
    TOTAL REAL ESTATE
      ASSETS..................  $125,293   $1,316,759   $1,442,052     $(232,164)    $1,209,888
                                ========   ==========   ==========     =========     ==========

----------------------------------------

 (1) Encumbered by the FNMA Facility, with an outstanding balance of $81.7 million with a variable interest rate of 2.782%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920%, $20 million with a fixed rate of 5.770% and four interest rate swap agreements all for $25 million at 7.4125%, 7.390%, 6.195% and 6.330% at December 31, 2001.

 (2) Encumbered by a $142 million bond with a maturity of March 3, 2003 and an average interest rate of 6.376%

 (3) Encumbered, along with one corporate property, by a $35.1 million mortgage with a maturity of October 1, 2006 and an interest rate of 6.05%

 (4) Encumbered by the AmSouth Credit Line, with no outstanding balance at December 31, 2001,with a variable interest rate of 3.23125%.

 (5) Encumbered by a $15.2 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.750%

 (6) Encumbered by a $13.5 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 5.281%

 (7) Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 6.040%

 (8) Encumbered by a $9.4 million mortgage securing a tax-exempt bond amortizing over 25 years with an average interest rate of 6.090%

 (9) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

 (10) The aggregate cost for Federal income tax purposes was approximately $1,482 million at December 31, 2001. The total gross amount of real estate assets for book purposes exceeds the aggregate cost for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

                    MID-AMERICA APARTMENT COMMUNITIES, INC.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

    A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                   DOLLARS IN THOUSANDS
Real estate investments:
  Balance at beginning of year...........................  $1,430,378   $1,396,743   $1,434,733
  Acquisitions...........................................          --       24,358           --
  Improvement and development............................      35,862       70,858      105,940
  Disposition of real estate assets......................     (15,935)     (61,157)    (152,015)
  Investment in and advances to real estate joint
    venture..............................................        (585)        (424)       8,085
                                                           ----------   ----------   ----------
    Balance at end of year...............................  $1,449,720   $1,430,378   $1,396,743
                                                           ==========   ==========   ==========
Accumulated depreciation:
  Balance at beginning of year...........................  $  183,652   $  146,611   $  117,773
  Depreciation...........................................      52,273       50,985       48,687
  Disposition of real estate assets......................      (6,012)     (13,944)     (19,849)
                                                           ----------   ----------   ----------
    Balance at end of year...............................  $  229,913   $  183,652   $  146,611
                                                           ==========   ==========   ==========

    The Company's consolidated balance sheet at December 31, 2001 includes accumulated depreciation of $2,874 in the caption "Commercial properties, net".

                 See accompanying independent auditors' report.

                  [LOGO OF MID-AMERICA APARTMENT COMMUNITIES]