Form 10-Q
period 2002-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2002-05-15
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at April 15, 2002
Common Stock, $.01 par value                                  17,499,745

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                  Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001

                  Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (Unaudited)

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                                Mid-America Apartment Communities, Inc.
                                      Consolidated Balance Sheets
                            March 31, 2002 (Unaudited) and December 31, 2001

                                         (Dollars in thousands)
                                                                                 2002           2001
                                                                              ------------  -------------
Assets:

Real estate assets:
      Land                                                                    $   124,993    $   124,993
      Buildings and improvements                                                1,265,796      1,265,327
      Furniture, fixtures and equipment                                            33,869         32,290
      Construction in progress                                                     13,284         10,915
---------------------------------------------------------------------------------------------------------
                                                                                1,437,942      1,433,525
      Less accumulated depreciation                                              (243,227)      (229,913)
---------------------------------------------------------------------------------------------------------
                                                                                1,194,715      1,203,612

       Land held for future development                                             1,366          1,366
       Commercial properties, net                                                   3,593          4,910
       Investment in and advances to real estate joint venture                      7,056          7,045
---------------------------------------------------------------------------------------------------------
        Real estate assets, net                                                 1,206,730      1,216,933

Cash and cash equivalents                                                          12,521         12,192
Restricted cash                                                                     8,489         11,240
Deferred financing costs, net                                                       9,901         10,415
Other assets                                                                       14,955         12,708
---------------------------------------------------------------------------------------------------------
        Total assets                                                          $ 1,252,596    $ 1,263,488
=========================================================================================================

Liabilities and Shareholders' Equity:

Liabilities:
      Notes payable                                                           $   783,607    $   779,664
      Accounts payable                                                              1,356          1,219
      Accrued expenses and other liabilities                                       23,767         31,691
      Security deposits                                                             4,589          4,514
      Deferred gain on disposition of properties                                    4,091          4,140
---------------------------------------------------------------------------------------------------------
        Total liabilities and deferred gain                                       817,410        821,228

Minority interest                                                                  44,760         46,431

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
       $173,470,750 or $25 per share liquidation preference:
        2,000,000 shares at 9.5% Series A Cumulative                                   20             20
        1,938,830 shares at 8.875% Series B Cumulative                                 19             19
        2,000,000 shares at 9.375% Series C Cumulative                                 20             20
        1,000,000 shares at 9.5% Series E Cumulative                                   10             10
      Common stock, $.01 par value (authorized 50,000,000 shares;
        issued 17,483,893 and 17,452,678 shares at
        March 31, 2002 and December 31, 2001, respectively)                           175            175
      Additional paid-in capital                                                  550,908        550,176
      Other                                                                          (764)          (774)
      Accumulated distributions in excess of net income                          (154,994)      (145,061)
      Accumulated other comprehensive loss                                         (4,968)        (8,756)
---------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                390,426        395,829
---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $ 1,252,596    $ 1,263,488
=========================================================================================================

                      See accompanying notes to consolidated financial statements.

                         Mid-America Apartment Communities, Inc.
                          Consolidated Statements of Operations
                        Three months ended March 31, 2002 and 2001

                      (Dollars in thousands, except per share data)
                                       (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                  -------------------------
                                                                      2002            2001
                                                                  ------------  -----------

Revenues:
      Rental revenues                                             $ 55,024        $ 55,535
      Other property revenues                                          635             746
-------------------------------------------------------------------------------------------
      Total property revenues                                       55,659          56,281

      Interest and other non-property income                           134             287
      Management and fee income, net                                   186             188
      Equity in loss of real estate joint venture                      (23)           (145)
-------------------------------------------------------------------------------------------
      Total revenues                                                55,956          56,611
-------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                                6,485           6,042
            Building repairs and maintenance                         2,175           2,035
            Real estate taxes and insurance                          7,002           6,650
            Utilities                                                1,572           2,008
            Landscaping                                              1,543           1,526
            Other operating                                          2,410           2,541
            Depreciation and amortization                           13,509          12,997
-------------------------------------------------------------------------------------------
                                                                    34,696          33,799
      Property management expenses                                   2,472           2,589
      General and administrative expenses                            1,446           1,441
      Interest expense                                              12,362          13,459
      Amortization of deferred financing costs                         657             529
-------------------------------------------------------------------------------------------
      Total expenses                                                51,633          51,817
-------------------------------------------------------------------------------------------


Income before gain on dispositions and
    minority interest in operating partnership
    income                                                           4,323           4,794

Gain on dispositions, net                                               64             169
-------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income                                                4,387           4,963

Minority interest in operating partnership income                       87             102
-------------------------------------------------------------------------------------------

Net income                                                           4,300           4,861
Preferred dividend distribution                                      4,028           4,028
-------------------------------------------------------------------------------------------
Net income available for common shareholders                      $    272        $    833
===========================================================================================

                                          (Continued)

                         Mid-America Apartment Communities, Inc.
                    Consolidated Statements of Operations (Continued)
                        Three months ended March 31, 2002 and 2001

                     (Dollars in thousands, except per share data)
                                       (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                   ------------------------
                                                                      2002          2001
                                                                   -----------  -----------
Net income available per common share:

  Basic (in thousands):
        Average common shares outstanding                           17,455          17,479
===========================================================================================

  Basic earnings per share:
              Net income available per common share                $  0.02         $  0.05
===========================================================================================

  Diluted (in thousands):
        Average common shares outstanding                           17,455          17,479
        Effect of dilutive stock options                               141              31
-------------------------------------------------------------------------------------------
        Average dilutive common shares outstanding                  17,596          17,510
===========================================================================================

  Diluted earnings per share:
              Net income available per common share                $  0.02         $  0.05
===========================================================================================

               See accompanying notes to consolidated financial statements.

                                    Mid-America Apartment Communities, Inc.
                                     Consolidated Statements of Cash Flows
                                  Three months ended March 31, 2002 and 2001
                                            (Dollars in thousands)

                                                                                            2002          2001
                                                                                         ----------  -----------
Cash flows from operating activities:
      Net income                                                                         $  4,300      $  4,861
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                14,166        13,526
              Amortization of unearned stock compensation                                     124           131
              Equity in loss of real estate joint venture                                      23           145
              Minority interest in operating partnership income                                87           102
              Gain on dispositions, net                                                       (64)         (169)
              Changes in assets and liabilities:
                  Restricted cash                                                           2,751         4,529
                  Other assets                                                             (2,247)        2,228
                  Accounts payable                                                            137          (691)
                  Accrued expenses and other                                               (4,006)       (5,694)
                  Security deposits                                                            75            10
----------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                    15,346        18,978
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
              Improvements to properties                                                   (2,865)       (4,163)
              Construction of units in progress and future development                       (545)       (4,949)
              Proceeds from disposition of real estate assets                                   -           600
              Distributions from real estate joint venture                                    (34)          166
----------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                        (3,444)       (8,346)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
              Net change in credit lines                                                    5,000        11,417
              Principal payments on notes payable                                          (1,057)       (1,261)
              Payment of deferred financing costs                                            (143)          (28)
              Repurchase of common stock                                                        -        (2,418)
              Proceeds from issuances of common shares and units                              565           420
              Distributions to unitholders                                                 (1,705)       (1,718)
              Dividends paid on common shares                                             (10,205)      (10,248)
              Dividends paid on preferred shares                                           (4,028)       (4,028)
----------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                       (11,573)       (7,864)
----------------------------------------------------------------------------------------------------------------
              Net increase in cash and cash equivalents                                       329         2,768
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                             12,192        16,095
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                 $ 12,521      $ 18,863
================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                         $ 12,222      $ 13,478
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                 $     53      $    149
   Issuance of restricted common shares                                                  $    114      $    120
   Interest capitalized                                                                  $    127      $    476

                         See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2002 and 2001 (Unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

2.       Share and Unit Information

At March 31, 2002, 17,483,893 common shares and 2,914,837 operating partnership units were outstanding, a total of 20,398,730 shares and units. Additionally, MAAC had outstanding options for 1,463,744 shares of common stock at March 31, 2002.

3.       Segment Information

At March 31, 2002, the Company owned or had ownership interest in, and operated 122 apartment communities in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows (Dollars in thousands):

                                                                             Three months
                                                                            ended March 31,
                                                                      -------------------------
                                                                             2002         2001
                                                                      ------------ ------------
Multifamily rental revenues                                              $ 59,641     $ 60,245
Other multifamily revenues                                                    671          784
                                                                       ----------- ------------
    Segment revenues                                                       60,312       61,029

Reconciling items to consolidated revenues:
   Joint venture revenues                                                  (4,653)      (4,748)
   Interest and other non-property income                                     134          188
   Management fee income, net                                                 186         (145)
   Equity in loss of real estate joint venture                                (23)         287
                                                                       ----------- ------------
       Total revenues                                                    $ 55,956     $ 56,611
                                                                       =========== ============

Multifamily net operating income                                         $ 37,117     $ 38,167
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                      (2,645)      (2,688)
   Interest and other non-property income                                     134          287
   Management and fee income, net                                             186          188
   Equity in loss of real estate joint venture                                (23)        (145)
   Property management expenses                                            (2,472)      (2,589)
   General and administrative expenses                                     (1,446)      (1,441)
   Depreciation and amortization                                          (13,509)     (12,997)
   Interest expense                                                       (12,362)     (13,459)
   Amortization of deferred financing costs                                  (657)        (529)
   Gain on dispositions, net                                                   64          169
   Minority interest in operating partnership                                 (87)        (102)
   Dividends on preferred shares                                           (4,028)      (4,028)

                                                                       ----------- ------------
       Net income available for common shareholders                      $    272     $    833
                                                                       =========== ============

                                                                         March 31, 2002        December 31, 2001
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,542,352              $ 1,537,625
Accumulated depreciation - multifamily assets                                  (253,930)                (239,586)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,288,422                1,298,039
                                                                 -----------------------  -----------------------

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                            (93,707)                 (94,427)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     3,593                    4,910
   Investment in and advances to real estate joint venture                        7,056                    7,045
   Cash and restricted cash                                                      21,010                   23,432
   Other assets                                                                  24,856                   23,123
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,252,596              $ 1,263,488
                                                                 =======================  =======================

4.       Derivative Financial Instruments

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

All of the Company's derivative financial instruments that are reported at fair value and are represented on the balance sheet were characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transaction reclassified to earnings. During the three months ended March 31, 2002, the ineffective portion of the hedging transaction was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income.

5.       Goodwill and Intangible Asset - Adoption of Statement 142

Statement 142 requires disclosure of what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill. Below is a reconciliation of reported net income to adjusted net income and earnings per share (Dollars in thousands, except earnings per share):

                                                                  Three months ended March 31,
                                                     ---------------------------------------------------------
                                                                                      2001
                                                                   -------------------------------------------
                                                        2002         Adjusted      Adjustment      Reported
                                                     ------------  -------------  --------------  ------------
Net income                                               $ 4,300        $ 4,927          $   66       $ 4,861
Preferred dividend distribution                            4,028          4,028               -         4,028
                                                     ------------  -------------  --------------  ------------
Net income available for common shareholders             $   272        $   899          $   66       $   833
                                                     ============  =============  ==============  ============

Basic earnings per share
                                                     ------------  -------------  --------------  ------------
Net income available per common share                    $  0.02        $  0.05          $ 0.00       $  0.05
                                                     ============  =============  ==============  ============

Diluted earnings per share
                                                     ------------  -------------  --------------  ------------
Net income available per common share                    $  0.02        $  0.05          $ 0.00       $  0.05
                                                     ============  =============  ==============  ============

At March 31, 2002, the amount of unamortized goodwill was $5.8 million.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.3% unconsolidated joint venture, at March 31, 2002 was 33,434 in 122 communities compared to 33,778 units in 124 communities owned at March 31, 2001. The average monthly rental per apartment unit for the Company's non-development, 100% owned apartment units increased to $660 at March 31, 2002 from $646 at March 31, 2001. Occupancy for these same apartment units at March 31, 2002 and 2001 was 94.1% and 94.9%, respectively.

FUNDS FROM OPERATIONS

Funds from operations ("FFO') represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or "GAAP") excluding extraordinary items, minority interest in Operating
Partnership income, gain or loss on disposition of real estate assets, plus depreciation related to real estate, and adjustments for the Joint Venture to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition.

The  Company's  policy  is to  expense  the  cost of  interior  painting,  vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $270,000 and $167,000 for the three months ended March 31, 2002 and 2001, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing funds from operations.

Funds from operations for the three months ended March 31, 2002 and 2001 is calculated as follows (in thousands):

                                                               Three months
                                                              ended March 31,
                                                        ---------------------------
                                                            2002          2001
                                                        ------------- -------------
Net income available for common shareholders                $    272      $    833
Depreciation and amortization - real property                 13,239        12,830
Adjustment for joint venture depreciation                        343           313
Minority interest in operating partnership                        87           102
Gain (loss) on dispositions of real property                      64           (65)
                                                        ---------------------------
Funds from operations                                       $ 13,877      $ 14,143
                                                        ===========================

Weighted average shares and units:
  Basic                                                       20,371        20,416
  Diluted                                                     20,512        20,446

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

Property revenues for 2002 decreased by approximately $622,000 due to decreases of (i) $921,000 from the sale of the Advantages and Canyon Creek apartments in 2001 (the "2001 Dispositions"), and (ii) $510,000 from the communities held throughout both periods. These decreases were partially offset by an increase in property revenues of $809,000 from the communities in development that were in lease-up (the "Development Communities").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2002 increased by approximately $385,000 due primarily to increases of (i) $183,000 from the Development Communities, and (ii) $513,000 from the communities held throughout both periods. These increases were partially offset by a decrease in operating expense of $311,000 from the 2001 Dispositions.

Property management expenses decreased approximately $117,000 over the same period last year mainly related to decreases in certain health benefits and incentives. General and administrative expenses remained relatively flat over the first quarter of last year.

Depreciation and amortization expense increased by approximately $512,000 primarily due to the increases of (i) $300,000 from the Development Communities, and (ii) $367,000 from the communities held throughout both periods. These increases were partially offset by the depreciation and amortization expense decrease of $155,000 from the 2001 Dispositions.

Interest expense over the three months ended March 31, 2001, decreased by approximately $1,097,000 as refinancings of debt in 2001 and the drop in variable rates decreased the Company's average interest rate from 7.1% at March 31, 2001 to 6.3% at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to $15,346,000 for the first quarter of 2002 from $18,978,000 for the first quarter of 2001 mainly due to changes in operating assets and liabilities related to the release of certain cash escrow amounts due to debt refinancings and the timing of cash payments for certain prepaid items.

During the first three months of 2002, the Company invested $545,000 in construction of new assets, reduced from $4,949,000 during the same period in 2001. The Company expects to fund an additional $128,000 during 2002 to finish the construction of Reserve at Dexter Lake III to complete the entire $300 million development program begun in 1997.

The following table summarizes the Company's remaining communities in various stages of lease-up and construction, as of March 31, 2002 (Dollars in thousands):

                                                                                             Anticipated
                                               Total      Costs to     Finish      Initial      Stabil-
                                     Location  Units        Date        Date      Occupancy     ization
                                -------------  -----      --------    --------    ---------  -----------
Completed Communities
In Lease-up:
Grand Reserve Lexington         Lexington, KY    370      $ 31,024     3Q 2000      4Q 1999      2Q 2002
Reserve at Dexter Lake II         Memphis, TN    244        16,032     2Q 2001      1Q 2000      3Q 2002
Grand View Nashville            Nashville, TN    433        35,998     2Q 2001      3Q 2000      2Q 2002

                                                                                Anticipated               Anticipated
                                               Total    Forecasted    Costs to    Finish       Initial      Stabil-
                                     Location  Units      Cost          Date       Date       Occupancy     ization
                                 ------------  -----    ----------    --------  -----------   ---------   -----------
Development Communities
Under Construction:
Reserve at Dexter Lake III        Memphis, TN    244      $ 15,677    $ 15,549      2Q 2002      2Q 2001     4Q 2002

The Company's projections assume that the three properties completed but still under lease-up will substantially stabilize during 2002. At March 31, 2002, 903 of the 1,047 apartments were leased, and the Company believes that the completion of stabilization of these properties in 2002 is highly likely. The Company does not anticipate that its liquidity will be impacted should these properties fail to stabilize in 2002.

The one remaining property that was still under construction at March 31, 2002 had 68 of 244 units leased. The Company has forecast that this property will stabilize late in 2002. Again, the Company does not anticipate any material lack of liquidity should the property fail to stabilize in 2002.

Capital improvements to existing properties during the first quarter of 2002 and
2001  totaled   $2,865,000   and   $4,163,000,   respectively.   Actual  capital
expenditures are summarized below (Dollars in thousands):

                                                                  March 31, 2002        March 31, 2001
                                                                  --------------        --------------
Recurring capital expenditures at stabilized properties                $  1,800             $  2,948
Revenue enhancing capital expenditures at stabilized properties             649                  801
Capital improvements to pre-stabilized properties                           405                    -
Corporate/commercial capital improvements                                    11                  414
                                                                  --------------        --------------
                                                                       $  2,865             $  4,163

Net cash used in financing activities increased from $7,864,000 for the first three months ended March 31, 2001 to $11,573,000 during the same period in 2002. During the first quarter of 2002 the Company increased its credit lines by $5,000,000 as compared to $11,417,000 in the first quarter of 2001. During the first quarter of 2001, the Company used a net of $2,418,000 to repurchase shares of its common stock. No shares were repurchased during the first quarter of 2002.

At March 31, 2002, the Company had $291,719,000 outstanding of a $295,000,000 secured credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA ("FNMA Facility"), which matures in 2009. The FNMA facility provides for both fixed and variable rate borrowings, and at March 31, 2002 was fully drawn under the terms of the borrowing base calculations in effect. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month Libor less an average spread of 0.09%, plus a credit enhancement fee of 0.67% based on the outstanding borrowings. The variable interest rate at March 31, 2002 was 2.49%. Fixed rate borrowings under the facility totaled $110 million at March 31, 2002, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

Compass Bank provides an unsecured credit facility to the Company. There was $10 million outstanding under this facility at March 31, 2002.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has $100 million of interest rate swaps outstanding of three-month Libor fixed leg and $25 million of interest rate swaps outstanding of one-month Libor fixed leg, with expirations between 2003 and 2007, and which have to date proven to be highly effective hedges of the Company's variable rate debt. Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $125 million of variable rate borrowings issued through the FNMA Facility and Compass Bank, leaving only $66,719,000 of the FNMA Facility of which the interest rate has not been hedged. The Company has also issued a $16,990,000 swap of the BMA Municipal index, expiring in June, 2008, effectively fixing the rate of the Tax-Free Bond Facility at 5.15% through this period, which is a highly effective hedge. In 2001, the Company executed two $25 million forward interest rate swaps of three-month Libor fixed leg: a two-year swap effective March 2003, and a four-year swap effective September, 2003. These are intended to reduce the interest rate risk of future planned refinancings.

The weighted average interest rate and the weighted average maturity at March 31, 2002, for the $783.6 million of debt outstanding were 6.3% and 9.7 years, compared to 7.1% and 10.5 years at March 31, 2001.

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

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code. The Company has loan covenants that limit the total amount of distributions, but believes that it is unlikely that these will be a limiting factor on the Company's future levels of distributions. The Company expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, preferred stock redemptions, expansions, and non-recurring capital expenditures, through long and medium term collateralized fixed rate borrowings, issuance of debt, potential joint venture transactions and the Company's credit facilities.

At March 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Blackstone was established in order to sell assets to fund development while acquiring management fees to help offset the reduction in revenues from the sale. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company's 2001 Annual Report on Form 10-K.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 as of July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001. The Company adopted the provisions of Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company had unamortized goodwill of approximately $5,800,000, which will be subject to the transition provisions of Statements 141 and 142. The Company ceased amortizing goodwill as of January 1, 2002. The amortization expense related to goodwill for the three months ended March 31, 2001 was $66,000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated lease-up (and rental concessions) at development properties, costs remaining to complete development properties, planned asset dispositions, disposition pricing, and planned acquisition and developments. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including a continued downturn in general economic conditions or the capital markets, competitive factors including overbuilding or other supply/demand imbalances in some or all of our markets, changes in interest rates, and other items that are difficult to control such as insurance rates, increases in real estate taxes, and other general risks inherent in the apartment business. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 2001 Annual Report on Form 10-K.

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

                      None.

           (b)      Reports on Form 8-K

                                                      Date of
                      Form  Event Reported             Report       Date Filed

                      8-K   Taxable composition of    1-22-2002     1-23-2002
                             2001 distributions

                      8-K   4Q01 conference call      2-15-2002     2-15-2002
                             transcript and press
                             release

                      8-K   4Q01 press release        2-14-2002     2-26-2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.




Date:  May 14, 2002                 /s/ Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)