Form 10-Q
period 2002-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2002-08-14
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at Julyl 15, 2002
Common Stock, $.01 par value                                  17,634,516

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.       Financial Statements

               Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

               Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (Unaudited)

               Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                              Mid-America Apartment Communities, Inc.
                                    Consolidated Balance Sheets
                          June 30, 2002 (Unaudited) and December 31, 2001

                                       (Dollars in thousands)
                                                                            2002            2001
                                                                        -------------   -------------
Assets:
Real estate assets:
      Land                                                               $   124,130     $   124,993
      Buildings and improvements                                           1,276,873       1,265,327
      Furniture, fixtures and equipment                                       33,499          32,290
      Construction in progress                                                 8,145          10,915
-----------------------------------------------------------------------------------------------------
                                                                           1,442,647       1,433,525
      Less accumulated depreciation                                         (256,323)       (229,913)
-----------------------------------------------------------------------------------------------------
                                                                           1,186,324       1,203,612

       Land held for future development                                        1,366           1,366
       Commercial properties, net                                              4,537           4,910
       Investment in and advances to real estate joint venture                 6,711           7,045
-----------------------------------------------------------------------------------------------------
        Real estate assets, net                                            1,198,938       1,216,933

Cash and cash equivalents                                                     16,103          12,192
Restricted cash                                                                9,241          11,240
Deferred financing costs, net                                                  9,664          10,415
Other assets                                                                  17,016          12,708
-----------------------------------------------------------------------------------------------------
        Total assets                                                     $ 1,250,962     $ 1,263,488
=====================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                      $   788,136     $   779,664
      Accounts payable                                                         1,546           1,219
      Accrued expenses and other liabilities                                  36,284          31,691
      Security deposits                                                        4,643           4,514
      Deferred gain on disposition of properties                               4,043           4,140
-----------------------------------------------------------------------------------------------------
        Total liabilities and deferred gain                                  834,652         821,228

Minority interest                                                             43,106          46,431

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
       $173,470,750 or $25 per share liquidation preference:
        2,000,000 shares at 9.5% Series A Cumulative                              20              20
        1,938,830 shares at 8.875% Series B Cumulative                            19              19
        2,000,000 shares at 9.375% Series C Cumulative                            20              20
        1,000,000 shares at 9.5% Series E Cumulative                              10              10
      Common stock, $.01 par value (authorized 50,000,000 shares;
        issued 17,628,760 and 17,452,678 shares at
        June 30, 2002 and December 31, 2001, respectively)                       176             175
      Additional paid-in capital                                             554,387         550,176
      Other                                                                   (4,612)           (774)
      Accumulated distributions in excess of net income                     (164,290)       (145,061)
      Accumulated other comprehensive loss                                   (12,526)         (8,756)
-----------------------------------------------------------------------------------------------------
        Total shareholders' equity                                           373,204         395,829
-----------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $ 1,250,962     $ 1,263,488
=====================================================================================================

                    See accompanying notes to consolidated financial statements.


                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
                Three and six months ended June 30, 2002 and 2001

                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                                                     Three months ended            Six months ended
                                                                        June 30,                       June 30,
                                                                 ---------------------------   ---------------------------
                                                                      2002            2001           2002            2001
                                                                 ------------   ------------   -------------   -----------
Revenues:
      Rental revenues                                             $ 55,955        $ 56,699      $ 110,979       $ 112,234
      Other property revenues                                          737             754          1,372           1,500
--------------------------------------------------------------------------------------------------------------------------
      Total property revenues                                       56,692          57,453        112,351         113,734

      Interest and other non-property income                           168             429            302             716
      Management and fee income, net                                   193             191            379             379
      Equity in loss of real estate joint venture                     (190)             34           (213)           (111)
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                56,863          58,107        112,819         114,718
--------------------------------------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                                6,528           6,117         13,013          12,159
            Building repairs and maintenance                         2,363           2,374          4,538           4,409
            Real estate taxes and insurance                          6,986           6,708         13,988          13,358
            Utilities                                                1,656           1,711          3,228           3,719
            Landscaping                                              1,570           1,575          3,113           3,101
            Other operating                                          2,350           2,685          4,760           5,226
            Depreciation and amortization                           13,647          13,094         27,156          26,091
--------------------------------------------------------------------------------------------------------------------------
                                                                    35,100          34,264         69,796          68,063
      Property management expenses                                   2,478           2,693          4,950           5,282
      General and administrative expenses                            1,511           1,472          2,957           2,913
      Interest expense                                              12,362          13,843         24,724          27,302
      Amortization of deferred financing costs                         664             636          1,321           1,165
--------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                52,115          52,908        103,748         104,725
--------------------------------------------------------------------------------------------------------------------------


Income before gain on dispositions,
    minority interest in operating partnership
    income and extraordinary items                                   4,748           5,199          9,071           9,993

Net gain (loss) on disposition of assets and
      insurance settlement proceeds                                    501              (5)           565             164
--------------------------------------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary items                        5,249           5,194          9,636          10,157

Minority interest in operating partnership income                      251             149            338             251
--------------------------------------------------------------------------------------------------------------------------

Income before extraordinary items                                    4,998           5,045          9,298           9,906

Extraordinary items  - loss on debt extinguishment,
   net of minority interest                                            (28)           (443)           (28)           (443)
--------------------------------------------------------------------------------------------------------------------------

Net income                                                           4,970           4,602          9,270           9,463
Preferred dividend distribution                                      4,029           4,029          8,057           8,057
--------------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders                      $    941        $    573      $   1,213       $   1,406
==========================================================================================================================

      (Continued)

                     Mid-America Apartment Communities, Inc.
                Consolidated Statements of Operations (Continued)
                Three and six months ended June 30, 2002 and 2001

                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                              -----------------------------   ----------------------------
                                                                      2002            2001           2002            2001
                                                              ----------------   ----------   --------------   -----------
Net income available per common share:

  Basic (in thousands):
        Average common shares outstanding                           17,498          17,397         17,477          17,438
==========================================================================================================================

  Basic earnings per share:
              Net income available per common share               $   0.06        $   0.06      $    0.07       $    0.11
                     before extraordinary items
              Extraordinary items                                    (0.01)          (0.03)             -           (0.03)
--------------------------------------------------------------------------------------------------------------------------
              Net income available per common share               $   0.05        $   0.03      $    0.07       $    0.08
==========================================================================================================================

  Diluted (in thousands):
        Average common shares outstanding                           17,498          17,397         17,477          17,438
        Effect of dilutive stock options                               251              83            196              57
--------------------------------------------------------------------------------------------------------------------------
        Average dilutive common shares outstanding                  17,749          17,480         17,673          17,495
==========================================================================================================================

  Diluted earnings per share:
              Net income available per common share               $   0.05        $   0.06      $    0.07       $    0.11
                     before extraordinary items
              Extraordinary items                                        -           (0.03)             -           (0.03)
--------------------------------------------------------------------------------------------------------------------------
              Net income available per common share               $   0.05        $   0.03      $    0.07       $    0.08
==========================================================================================================================

 See accompanying notes to consolidated financial statements.

                                        Mid-America Apartment Communities, Inc.
                                         Consolidated Statements of Cash Flows
                                        Six months ended June 30, 2002 and 2001
                                                (Dollars in thousands)
                                                                                                 2002            2001
                                                                                            --------------   -----------
Cash flows from operating activities:
      Net income                                                                                 $  9,270      $  9,463
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                        28,477        27,256
              Amortization of unearned stock compensation                                             295           207
              Equity in loss of real estate joint venture                                             213           111
              Minority interest in operating partnership income                                       338           251
              Extraordinary items                                                                      28           443
              Net gain on dispositions and insurance settlement proceeds                             (565)         (164)
              Changes in assets and liabilities:
                  Restricted cash                                                                   1,999         3,572
                  Other assets                                                                     (4,308)        3,526
                  Accounts payable                                                                    327          (463)
                  Accrued expenses and other                                                        1,177        (1,709)
                  Security deposits                                                                   129           112
------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                            37,380        42,605
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
              Improvements to properties                                                           (7,987)       (8,973)
              Construction of units in progress and future development                             (1,394)      (12,495)
              Distributions from real estate joint venture                                            121           253
------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                                (9,260)      (21,215)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
              Net change in credit lines                                                           16,020         2,274
              Proceeds from notes payable                                                               -        40,737
              Principal payments on notes payable                                                  (7,581)      (33,918)
              Payment of deferred financing costs                                                    (570)       (1,521)
              Repurchase of common stock                                                                -        (2,878)
              Proceeds from issuances of common shares and units                                     (170)          516
              Distributions to unitholders                                                         (3,409)       (3,508)
              Dividends paid on common shares                                                     (20,442)      (20,377)
              Dividends paid on preferred shares                                                   (8,057)       (8,057)
------------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                               (24,209)      (26,732)
------------------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash and cash equivalents                                  3,911        (5,342)
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                     12,192        16,095
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 16,103      $ 10,753
========================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                 $ 24,844      $ 27,356
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                         $    249      $    167
   Issuance of restricted common shares                                                          $  2,639      $    120
   Interest capitalized                                                                          $    239      $    811

                             See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2002 and 2001 (Unaudited)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. ("MAAC" or the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year.

2.       Share and Unit Information

At June 30, 2002, 17,628,760 common shares and 2,901,626 operating partnership units were outstanding, a total of 20,530,386 shares and units. Additionally, MAAC had outstanding options for 1,512,154 shares of common stock at June 30, 2002.

3.       Segment Information

At June 30, 2002, the Company owned or had ownership interest in, and operated 122 apartment communities in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows (Dollars in thousands):

                                                                              Three months                Six months
                                                                             ended June 30,             ended June 30,
                                                                        ------------------------- ---------------------------
                                                                               2002         2001          2002          2001
                                                                        ------------ ------------ ------------- -------------
Multifamily rental revenues                                                $ 60,619     $ 61,429      $120,260      $121,674
Other multifamily revenues                                                      777          793         1,448         1,577
                                                                        ------------ ------------ ---------------------------
    Segment revenues                                                         61,396       62,222       121,708       123,251

Reconciling items to consolidated revenues:
   Joint venture revenues                                                    (4,704)      (4,769)       (9,357)       (9,517)
   Interest and other non-property income                                       168          191           302           716
   Management fee income, net                                                   193           34           379           379
   Equity in loss of real estate joint venture                                 (190)         429          (213)         (111)
                                                                        ------------ ------------ ---------------------------
       Total revenues                                                      $ 56,863     $ 58,107      $112,819      $114,718
                                                                        ============ ============ ===========================

Multifamily net operating income                                           $ 37,878     $ 39,037      $ 74,995      $ 77,204
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                        (2,639)      (2,754)       (5,284)       (5,442)
   Interest and other non-property income                                       168          429           302           716
   Management and fee income, net                                               193          191           379           379
   Equity in loss of real estate joint venture                                 (190)          34          (213)         (111)
   Property management expenses                                              (2,478)      (2,693)       (4,950)       (5,282)
   General and administrative expenses                                       (1,511)      (1,472)       (2,957)       (2,913)
   Depreciation and amortization                                            (13,647)     (13,094)      (27,156)      (26,091)
   Interest expense                                                         (12,362)     (13,843)      (24,724)      (27,302)
   Amortization of deferred financing costs                                    (664)        (636)       (1,321)       (1,165)
   Net gain (loss) on dispositions and insurance settlement proceeds            501           (5)          565           164
   Minority interest in operating partnership                                  (251)        (149)         (338)         (251)
   Extraordinary items, net                                                     (28)        (443)          (28)         (443)
   Dividends on preferred shares                                             (4,029)      (4,029)       (8,057)       (8,057)

                                                                        ------------ ------------ ---------------------------
       Net income available for common shareholders                        $    941     $    573      $  1,213      $  1,406
                                                                        ============ ============ ===========================

                                                                          June 30, 2002        December 31, 2001
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,547,483              $ 1,537,625
Accumulated depreciation - multifamily assets                                  (268,057)                (239,586)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,279,426                1,298,039

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                            (93,102)                 (94,427)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     4,537                    4,910
   Investment in and advances to real estate joint venture                        6,711                    7,045
   Cash and restricted cash                                                      25,344                   23,432
   Other assets                                                                  26,680                   23,123
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,250,962              $ 1,263,488
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

All of the Company's derivative financial instruments are reported at fair value and are represented on the balance sheet were characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three months ended June 30, 2002, the ineffective portion of the hedging transactions was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

5.       Comprehensive Income

Total comprehensive income and its components for the three and six months ended June 30, 2002 and 2001 were as follows (Dollars in thousands):

                                             Three months ended June 30,           Six months ended June 30,
                                       -------------------------------------   -----------------------------------
                                                   2002                2001               2002               2001
                                       -----------------   -----------------   ----------------   ----------------
Net income                                     $  4,970             $ 4,602            $ 9,270            $ 9,463
Marked-to-market adjustment
    on derivative instruments                    (7,558)              1,899             (3,770)            (2,072)
                                       -----------------   -----------------   ----------------   ----------------
Total comprehensive income                     $ (2,588)            $ 6,501            $ 5,500            $ 7,391
                                       =================   =================   ================   ================

6.       Goodwill and Intangible Assets - Adoption of Statement 142

In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. Statement 142 also requires intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted Statement 142 as of January 1, 2002 and has since completed the process of evaluating its goodwill balances to determine if any impairment exists. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the Company's assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then calculated the estimated fair value of each reporting unit and compared it to the carrying amount of each reporting unit.

The Company's testwork indicated no impairment of goodwill for its reporting units.

The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company's fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified.

As of the date of adoption, the Company had unamortized goodwill in the amount of $5.8 million, all of which was subject to the transition provisions of Statement 142.

Statement 142 requires disclosure of what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill. Below is a reconciliation of reported net income to adjusted net income and earnings per share (Dollars in thousands, except earnings per share):

                                                                     Three months ended June 30,
                                                     ---------------------------------------------------------
                                                                                      2001
                                                                   -------------------------------------------
                                                        2002         Adjusted       Adjustment     Reported
                                                     ------------  -------------  ----------------------------
Income before extraordinary items                        $ 4,998        $ 5,111          $   66       $ 5,045
Extraordinary items                                          (28)          (443)              -          (443)
                                                     ------------  -------------  --------------  ------------
Net income                                                 4,970          4,668              66         4,602
Preferred dividend distribution                            4,029          4,029               -         4,029
                                                     ------------  -------------  --------------  ------------
Net income available for common shareholders             $   941        $   639          $   66       $   573
                                                     ============  =============  ==============  ============
Basic earnings per share
Net income available per common share                    $  0.06        $  0.06          $ 0.00       $  0.06
     before extraordinary items
Extraordinary items                                        (0.01)         (0.03)              -         (0.03)
                                                     ------------  -------------  --------------  ------------
Net income available per common share                    $  0.05        $  0.03          $ 0.00       $  0.03
                                                     ============  =============  ==============  ============
Diluted earnings per share
Net income available per common share                    $  0.05        $  0.06          $ 0.00       $  0.06
     before extraordinary items
Extraordinary items                                            -          (0.03)              -         (0.03)
                                                     ------------  -------------  --------------  ------------
Net income available per common share                    $  0.05        $  0.03          $ 0.00       $  0.03
                                                     ============  =============  ==============  ============

                                                                      Six months ended June 30,
                                                     ---------------------------------------------------------
                                                                                      2001
                                                                   -------------------------------------------
                                                        2002         Adjusted       Adjustment     Reported
                                                     ------------  -------------  ----------------------------
Income before extraordinary items                        $ 9,298       $ 10,038          $  132       $ 9,906
Extraordinary items                                          (28)          (443)              -          (443)
                                                     ------------  -------------  --------------  ------------
Net income                                                 9,270          9,595             132         9,463
Preferred dividend distribution                            8,057          8,057               -         8,057
                                                     ------------  -------------  --------------  ------------
Net income available for common shareholders             $ 1,213       $  1,538          $  132       $ 1,406
                                                     ============  =============  ==============  ============
Basic earnings per share
Net income available per common share                    $  0.07       $   0.12          $ 0.01       $  0.11
     before extraordinary items
Extraordinary items                                            -          (0.03)              -         (0.03)
                                                     ------------  -------------  --------------  ------------
Net income available per common share                    $  0.07       $   0.09          $ 0.01       $  0.08
                                                     ============  =============  ==============  ============
Diluted earnings per share
Net income available per common share                    $  0.07       $   0.12          $ 0.01       $  0.11
     before extraordinary items
Extraordinary items                                            -          (0.03)              -         (0.03)
                                                     ------------  -------------  --------------  ------------
Net income available per common share                    $  0.07       $   0.09          $ 0.01       $  0.08
                                                     ============  =============  ==============  ============

7.       Subsequent Events

Acquisition

On July 2, 2002, the Company acquired the Preston Hills apartments, a 464-unit property located in a northeast suburb of Atlanta, GA for $33.7 million. The Company intends to transfer, at the Company's cost, the Preston Hills apartments into the Company's new joint venture.

Derivative Financial Instrument

On July 17, 2002, the Company entered into a forward interest rate swap agreement with First Tennessee Bank National Association. The 5-year agreement is for a 3-month LIBOR fixed leg with an effective date of June 1, 2003 and a notional amount of $50 million.

Credit Facility

On July 2, 2002 the Company established a $7 million credit facility with AmSouth Bank which expires October 31, 2002.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.33% unconsolidated BRE/MAAC Associates, LLC joint venture, at June 30, 2002 was 33,459 in 122 communities compared to 33,778 units in 124 communities owned at June 30, 2001. The average monthly rental per apartment unit for the Company's non-development, 100% owned apartment units increased to $660 at June 30, 2002 from $650 at June 30, 2001. Occupancy for these same apartment units at June 30, 2002 and 2001 was 94.9% and 94.3%, respectively.

In June 2002, the Company formed a joint venture with Crow Holdings named Mid-America/CH Realty Limited Partnership. The joint venture is expected to acquire approximately $150 million of multifamily properties. The Company will provide acquisition, redevelopment and property management services to Mid-America/CH Realty Limited Partnership and will own a 33.33% interest in the partnership. At June 30, 2002 there were no properties owned by the Mid-America/CH Realty Limited Partnership joint venture.

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $556,000 and $325,000 for the six months ended June 30, 2002 and 2001, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing FFO.

FFO for the three and six months ended June 30, 2002 and 2001 is calculated as follows (in thousands):

                                                               Three months                  Six months
                                                              ended June 30,               ended June 30,
                                                        ---------------------------  ---------------------------
                                                            2002          2001           2002          2001
                                                        ------------- -------------  ------------- -------------
Net income available for common shareholders                $    941      $    573       $  1,213      $  1,406
Depreciation and amortization - real property                 13,361        12,936         26,600        25,766
Adjustment for joint venture depreciation                        345           314            688           627
Minority interest in operating partnership                       251           149            338           251
Gain on disposition of non-depreciable assets                      -            (5)             -           229
  included in FFO
Net (gain) loss on disposition of assets and                    (501)            5           (565)         (164)
  insurance settlement proceeds
Extraordinary items                                               28           443             28           443
                                                        --------------------------------------------------------
Funds from operations                                       $ 14,425      $ 14,415       $ 28,302      $ 28,558
                                                        ========================================================

Weighted average shares and units:
  Basic                                                       20,408        20,332         20,390        20,374
  Diluted                                                     20,659        20,416         20,586        20,431

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Property revenues for 2002 decreased by approximately $761,000 due to decreases of (i) $942,000 from the sale of the Advantages and Canyon Creek apartments in 2001 (the "2001 Dispositions"), and (ii) $494,000 from the communities held throughout both periods. These decreases were partially offset by an increase in property revenues of $675,000 from the communities in development that were in lease-up (the "Development Communities").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2002 increased by approximately $283,000 due primarily to increases of (i) $201,000 from the Development Communities, and (ii) $437,000 from the communities held throughout both periods. These increases were partially offset by a decrease in operating expense of $355,000 from the 2001 Dispositions.

Property management expenses decreased approximately $215,000 over the same period last year mainly related to decreases in bonuses. General and administrative expenses remained relatively flat over the first quarter of last year.

Depreciation and amortization expense increased by approximately $553,000 primarily due to the increases of (i) $127,000 from the Development Communities, and (ii) $597,000 from the communities held throughout both periods. These increases were partially offset by the depreciation and amortization expense decrease of $171,000 from the 2001 Dispositions.

Interest expense over the three months ended June 30, 2001, decreased by approximately $1,481,000 as refinancings of debt in 2001 and the drop in variable rates since June 30, 2001, decreased the Company's average interest rate from 6.8% at June 30, 2001 to 6.2% at June 30, 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Property revenues for 2002 decreased by approximately $1,383,000 due to decreases of (i) $1,863,000 from the 2001 Dispositions, and (ii) $1,004,000 from the communities held throughout both periods. These decreases were partially offset by an increase in property revenues of $1,484,000 from the Development Communities.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2002 increased by approximately $668,000 due primarily to increases of (i) $385,000 from the Development Communities, and (ii) $950,000 from the communities held throughout both periods. These increases were partially offset by a decrease in operating expense of $667,000 from the 2001 Dispositions.

Property management expenses decreased approximately $332,000 over the same period last year mainly related to decreases in certain health benefits and bonuses. General and administrative expenses remained relatively flat over the first half of last year.

Depreciation and amortization expense increased by approximately $1,065,000 primarily due to the increases of (i) $426,000 from the Development Communities, and (ii) $965,000 from the communities held throughout both periods. These increases were partially offset by the depreciation and amortization expense decrease of $326,000 from the 2001 Dispositions.

Interest expense over the six months ended June 30, 2001, decreased by approximately $2,578,000 as refinancings of debt in 2001 and the drop in variable rates since June 30, 2001, decreased the Company's average interest rate from 6.8% at June 30, 2001 to 6.2% at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to approximately $37,380,000 for the first half of 2002 from $42,605,000 for the first half of 2001 mainly due to changes in other assets. The Company experienced a fire at its corporate headquarters on March 3, 2002. Included in other assets is $2.2 million of costs related to the fire which the Company expects to be fully covered by the Company's insurance. Also included in other assets is $3.3 million representing the purchase of a plane. The Company purchased a plane in 2002 to lower the operating expense associated with the previous leasing arrangement.

During the first six months of 2002, the Company invested $1,394,000 in construction of new assets, reduced from $12,495,000 during the same period in 2001. With the end of construction of Reserve at Dexter Lake III in June 2002, the Company has completed the entire $300 million development program begun in 1997.

The following table summarizes the Company's remaining communities in various stages of lease-up, as of June 30, 2002 (Dollars in thousands):

                                                                                Anticipated
                                                Total    Finish      Initial       Stabil-
                                  Location      Units     Date      Occupancy      ization
                                -------------   -----    -------    ---------   -----------
Completed Communities
In Lease-up:
Grand Reserve Lexington         Lexington, KY    370     3Q 2000      4Q 1999      2Q 2002
Grand View Nashville            Nashville, TN    433     2Q 2001      3Q 2000      2Q 2002
Reserve at Dexter Lake II         Memphis, TN    244     2Q 2001      1Q 2000      3Q 2002
Reserve at Dexter Lake III        Memphis, TN    244     2Q 2002      2Q 2001      4Q 2002

The Company's projections assume that the four properties completed but still under lease-up will substantially stabilize during 2002. At June 30, 2002, 1,100 of the 1,291 apartments were leased, and the Company believes that the completion of stabilization of these properties in 2002 is highly likely. The Company does not anticipate that its liquidity will be impacted should these properties fail to stabilize in 2002.

Capital  improvements to existing  properties  during the first half of 2002 and
2001  totaled   $7,987,000   and   $8,973,000,   respectively.   Actual  capital
expenditures are summarized below (Dollars in thousands):

                                                                    June 30, 2002         June 30, 2001
Recurring capital expenditures at stabilized properties                $  5,395             $  6,377
Revenue enhancing capital expenditures at stabilized properties           2,119                1,924
Capital improvements to pre-stabilized properties                           214                    -
Corporate/commercial capital improvements                                   259                  672
                                                                    -------------         -------------
                                                                       $  7,987             $  8,973

Net cash used in financing activities decreased from approximately $26,732,000 for the first six months ended June 30, 2001 to approximately $24,209,000 during the same period in 2002. During the first half of 2002 the Company increased its credit lines by $16,020,000 as compared to $2,274,000 in the first half of 2001. During the first half of 2001, the Company used a net of $2,878,000 to repurchase shares of its common stock. No shares were repurchased during the first half of 2002.

At June 30, 2002, the Company had $302,739,000 outstanding of a secured credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA ("FNMA Facility"), which matures in 2009. The FNMA Facility provides for both fixed and variable rate borrowings, and at June 30, 2002 was fully drawn under the terms of the borrowing base calculations in effect. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month Libor less an average spread of 0.09%, plus a credit enhancement fee of 0.67% based on the outstanding borrowings. The variable interest rate at June 30, 2002 was 2.51%. Fixed rate borrowings under the FNMA Facility totaled $110 million at June 30, 2002, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

Compass Bank provides an unsecured credit facility to the Company. There was $10 million outstanding under this facility at June 30, 2002.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has $100 million of interest rate swaps outstanding of three-month Libor fixed leg and $25 million of interest rate swaps outstanding of one-month Libor fixed leg, with expirations between 2003 and 2007, and which have to date proven to be highly effective hedges of the Company's variable rate debt. Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $125 million of variable rate borrowings issued through the FNMA Facility, leaving only $67,739,000 of the FNMA Facility of which the interest rate has not been hedged. The Company has also issued a $16,990,000 swap of the BMA Municipal index, expiring in June, 2008, effectively fixing the interest rate of the Tax-Free Bond Facility at 5.15% through this period, which is a highly effective hedge. In 2001, the Company executed two $25 million notional amount forward interest rate swaps of three-month Libor fixed leg: a two-year swap effective March 2003, and a four-year swap effective September, 2003. In June 2002, the Company executed an additional $25 million notional amount forward interest rate swap of three-month Libor fixed leg. The instrument is a four-year swap effective April 2003. The swaps are intended to reduce the interest rate risk of future planned refinancings.

The weighted average interest rate and the weighted average maturity at June 30, 2002, for the $788.1 million of debt outstanding were 6.2% and 9.5 years, compared to 6.8% and 10.4 years at June 30, 2001.

The Company has one individual mortgage maturing for $9.2 million in the third quarter of 2002. The Company is in the process of finalizing the refinancing of this mortgage with an expanded FNMA Facility.

In 2003, the Company has debt maturities approximating $154 million, which it anticipates will be funded by replacement debt issued at comparable interest rates. There is both interest rate and financing risk associated with these refinancings; however, the Company believes it to be extremely unlikely that there will be a refinancing problem due to the large amount of collateral available to support the amount of debt. In the highly unlikely event of a complete collapse of the debt markets, the Company could be faced with liquidity concerns.

Beginning in December 2003, with six months' notice, the holder of the Series E Preferred, (totaling $25 million), has the option of redeeming all or part of the shares for cash or an equivalent value in the Company's common stock (at the Company's option). The Company anticipates that the Series E Preferred will not be redeemed for common stock, and plans to maintain credit facilities and balance sheet capacity sufficient to redeem the entire series for cash should the opportunity for repurchase be presented.

The Company believes that it has adequate resources to fund both its current operations, regular annual refurbishment of its properties, and incremental investment in new apartment properties. The Company believes that the income from the full lease-up and stabilization of its development properties and its growth of same-store NOI will create greater asset values, which enables it to increase its borrowing capacity while lowering or maintaining its loan to value ratio. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for over $300 million of the Company's debt. The market for FNMA DMBS, which in the Company's experience is highly effective with three-month Libor fixed leg, is also an important component of the Company's liquidity and swap effectiveness. In the event that these markets became less efficient, or the credit of FNMA became impaired, the Company would seek alternative sources of debt financing.

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

At June 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Blackstone Real Estate Acquisitions, LLC was established in order to sell assets to fund development while acquiring management fees to help offset the reduction in revenues from the sale. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company's 2001 Annual Report on Form 10-K.

INSURANCE

The Company put in place a new insurance program effective July 1, 2002. The program is substantially the same as last year, but includes greater retention levels for liability and workers' compensation insurance. The Company was unable to obtain a reasonable quote for coverage against acts of terrorism for the policy renewal, but will continue to monitor changes in the market. In the opinion of management, property and casualty insurance is in place that provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company's liquidity, financial position, or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations (Statement 141), and Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144).

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

As of the date of adoption, the Company had unamortized goodwill of approximately $5,800,000, which will be subject to the transition provisions of Statements 141 and 142. The Company ceased amortizing goodwill as of January 1, 2002. The amortization expense related to goodwill for the six months ended June 30, 2001 was $132,000.

The Company adopted Statement 142 as of January 1, 2002 and has since completed the process of evaluating its goodwill balances to determine if any impairment exists. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the Company's assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then calculated the estimated fair value of each reporting unit and compared it to the carrying amount of each reporting unit.

The Company's testwork indicated no impairment of goodwill for its reporting units.

The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company's fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified.

In August 2001, FASB issued Statement 144 which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The amendment of Statement No. 13, Accounting for Leases affects the accounting by the lessee for certain lease modifications that have economic effects similar to sale-leaseback transactions and Intangible Assets for Motor Carriers removes a no longer relevant standard from the authoritative literature. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for financial statements issued on or after May 15, 2002. The impact of adopting Statement 145 is not expected to be material.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting Statement 146 is not expected to be material.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated lease-up (and rental concessions) at development properties, planned asset dispositions, disposition pricing, and planned acquisition and developments. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including a continued downturn in general economic conditions or the capital markets, competitive factors including overbuilding or other supply/demand imbalances in some or all of our markets, changes in interest rates, and other items that are difficult to control such as insurance rates, increases in real estate taxes, and other general risks inherent in the apartment business. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

               The annual meeting of the shareholders of the Company was held on June 10, 2002.

               Messrs. H. Eric Bolton, Jr., Alan B. Graf, Jr. and Ralph Horn were elected to serve as directors at the meeting by 94%, 98% and 98%, respectively, of the shares represented at the meeting.

               KPMG LLP was ratified as the Company's independent public accountants for the 2002 fiscal year by 99% of the shares represented at the meeting.

               The Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan was adopted by 89% of the shares represented at the meeting.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

               (a)      The following exhibits are filed as part of this report.

                        None

               (b)      Reports on Form 8-K

               Form  Event Reported                   Date of Report  Date Filed

               8-K   1Q02 conference call transcript     5-2-2002      5-2-2002
                     and press release

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  August 14, 2002              /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)