Form 10-Q
period 2002-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2002-11-14
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002
                                       OR

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at October 31, 2002
Common Stock, $.01 par value                                  17,818,636

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

        Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (Unaudited)

        Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)

        Notes to Consolidated Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

PART I - FINANCIAL INFORMATION
Item 1.

                              Mid-America Apartment Communities, Inc.
                                    Consolidated Balance Sheets
                        September 30, 2002 (Unaudited) and December 31, 2001

                                       (Dollars in thousands)
                                                                            2002            2001
-----------------------------------------------------------------------------------------------------
Assets:
Real estate assets:
      Land                                                               $   127,524     $   124,993
      Buildings and improvements                                           1,314,908       1,265,327
      Furniture, fixtures and equipment                                       36,016          32,290
      Construction in progress                                                 3,715          10,915
-----------------------------------------------------------------------------------------------------
                                                                           1,482,163       1,433,525
      Less accumulated depreciation                                         (268,696)       (229,913)
-----------------------------------------------------------------------------------------------------
                                                                           1,213,467       1,203,612

       Land held for future development                                        1,366           1,366
       Commercial properties, net                                              4,013           4,910
       Investment in and advances to real estate joint venture                 6,487           7,045
-----------------------------------------------------------------------------------------------------
        Real estate assets, net                                            1,225,333       1,216,933
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                     14,178          12,192
Restricted cash                                                               10,053          11,240
Deferred financing costs, net                                                  9,727          10,415
Other assets                                                                  19,202          12,708
-----------------------------------------------------------------------------------------------------
        Total assets                                                     $ 1,278,493     $ 1,263,488
=====================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                      $   822,732     $   779,664
      Accounts payable                                                         1,038           1,219
      Accrued expenses and other liabilities                                  53,711          31,691
      Security deposits                                                        4,544           4,514
      Deferred gain on disposition of properties                               3,994           4,140
-----------------------------------------------------------------------------------------------------
        Total liabilities and deferred gain                                  886,019         821,228

Minority interest                                                             39,149          46,431

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
       $173,470,750 or $25 per share liquidation preference:
        2,000,000 shares at 9.5% Series A Cumulative                              20              20
        1,938,830 shares at 8.875% Series B Cumulative                            19              19
        2,000,000 shares at 9.375% Series C Cumulative                            20              20
        1,000,000 shares at 9.5% Series E Cumulative                              10              10
      Common stock, $.01 par value (authorized 50,000,000 shares;
        issued 17,808,400 and 17,452,678 shares at
        September 30, 2002 and December 31, 2001, respectively)                  178             175
      Additional paid-in capital                                             557,141         550,176
      Other                                                                   (4,514)           (774)
      Accumulated distributions in excess of net income                     (174,836)       (145,061)
      Accumulated other comprehensive loss                                   (24,713)         (8,756)
-----------------------------------------------------------------------------------------------------
        Total shareholders' equity                                           353,325         395,829
-----------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $ 1,278,493     $ 1,263,488
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
             Three and nine months ended September 30, 2002 and 2001

                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                                                     Three months ended            Nine months ended
                                                                       September 30,                  September 30,
                                                                ----------------------------   ---------------------------
                                                                      2002            2001           2002            2001
                                                                -------------   ------------   -------------   -----------
Revenues:
      Rental revenues                                             $ 57,272        $ 56,046      $ 168,251       $ 168,280
      Other property revenues                                          766             733          2,138           2,233
--------------------------------------------------------------------------------------------------------------------------
      Total property revenues                                       58,038          56,779        170,389         170,513

      Interest and other non-property income                           169             271            471             987
      Management and fee income, net                                   191             190            570             569
      Equity in loss of real estate joint venture                     (204)            (63)          (417)           (174)
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                58,194          57,177        171,013         171,895
--------------------------------------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                                6,673           6,275         19,686          18,434
            Building repairs and maintenance                         2,540           2,720          7,078           7,129
            Real estate taxes and insurance                          7,308           6,647         21,296          20,005
            Utilities                                                1,967           1,944          5,195           5,663
            Landscaping                                              1,571           1,576          4,684           4,677
            Other operating                                          2,601           2,564          7,361           7,790
            Depreciation and amortization                           14,252          12,916         41,408          39,007
--------------------------------------------------------------------------------------------------------------------------
                                                                    36,912          34,642        106,708         102,705
      Property management expenses                                   2,297           2,241          7,247           7,523
      General and administrative expenses                            1,686           1,514          4,643           4,427
      Interest expense                                              12,657          13,024         37,381          40,326
      Amortization of deferred financing costs                         690             530          2,011           1,695
--------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                54,242          51,951        157,990         156,676
--------------------------------------------------------------------------------------------------------------------------


Income before gain(loss) on disposition of assets and
    insurance settlement proceeds, minority interest in
    operating partnership income and extraordinary items             3,952           5,226         13,023          15,219

Net gain (loss) on disposition of assets and
      insurance settlement proceeds                                   (128)          9,900            437          10,064
--------------------------------------------------------------------------------------------------------------------------
Income before minority interest in operating
   partnership income and extraordinary items                        3,824          15,126         13,460          25,283

Minority interest in operating partnership income                       28           1,853            366           2,104
--------------------------------------------------------------------------------------------------------------------------

Income before extraordinary items                                    3,796          13,273         13,094          23,179

Extraordinary items  - gain(loss) on debt extinguishment,
   net of minority interest                                              1            (183)           (27)           (626)
--------------------------------------------------------------------------------------------------------------------------

Net income                                                           3,797          13,090         13,067          22,553
Preferred dividend distribution                                      4,028           4,028         12,085          12,085
--------------------------------------------------------------------------------------------------------------------------
Net income(loss) available for common shareholders                $   (231)       $  9,062      $     982       $  10,468
==========================================================================================================================

      (Continued)

                     Mid-America Apartment Communities, Inc.
                Consolidated Statements of Operations (Continued)
             Three and nine months ended September 30, 2002 and 2001

                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                ----------------------------   ---------------------------
                                                                      2002            2001           2002            2001
                                                                -------------   ------------   -------------   -----------
Net income(loss) available per common share:

  Basic (in thousands):
        Average common shares outstanding                           17,579          17,406         17,511          17,427
==========================================================================================================================

  Basic earnings per share:
              Net income(loss) available per common share          $ (0.01)        $  0.53        $  0.06         $  0.64
                     before extraordinary items
              Extraordinary items                                        -           (0.01)             -           (0.04)
--------------------------------------------------------------------------------------------------------------------------
              Net income(loss) available per common share          $ (0.01)        $  0.52        $  0.06         $  0.60
==========================================================================================================================

  Diluted (in thousands):
        Average common shares outstanding                           17,579          17,406         17,511          17,427
        Effect of dilutive stock options                                 -             163            203              93
--------------------------------------------------------------------------------------------------------------------------
        Average dilutive common shares outstanding                  17,579          17,569         17,714          17,520
==========================================================================================================================

  Diluted earnings per share:
              Net income(loss) available per common share          $ (0.01)        $  0.53        $  0.06         $  0.63
                     before extraordinary items
              Extraordinary items                                        -           (0.01)             -           (0.03)
--------------------------------------------------------------------------------------------------------------------------
              Net income(loss) available per common share          $ (0.01)        $  0.52        $  0.06         $  0.60
==========================================================================================================================

 See accompanying notes to consolidated financial statements.

                                       Mid-America Apartment Communities, Inc.
                                        Consolidated Statements of Cash Flows
                                    Nine months ended September 30, 2002 and 2001
                                               (Dollars in thousands)

                                                                                               2002            2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                                                             $ 13,067        $ 22,553
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                    43,419          40,702
              Amortization of unearned stock compensation                                         306             364
              Equity in loss of real estate joint venture                                         417             174
              Minority interest in operating partnership income                                   366           2,104
              Extraordinary items                                                                  27             626
              Net gain on dispositions and insurance settlement proceeds                         (437)        (10,064)
              Changes in assets and liabilities:
                  Restricted cash                                                               1,187           3,071
                  Other assets                                                                 (6,494)            521
                  Accounts payable                                                               (181)            257
                  Accrued expenses and other                                                    5,934             645
                  Security deposits                                                                30             (12)
----------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                        57,641          60,941
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
              Purchases of real estate assets                                                 (33,933)           (251)
              Improvements to properties and corporate headquarters                           (14,099)        (14,066)
              Construction of units in progress and future development                         (1,913)        (15,440)
              Distributions from real estate joint venture                                        141             314
              Proceeds from disposition of real estate assets                                       -          22,319
----------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                           (49,804)         (7,124)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
              Net change in credit lines                                                       60,840          (5,433)
              Proceeds from notes payable                                                           -          88,363
              Principal payments on notes payable                                             (17,804)        (89,297)
              Payment of deferred financing costs                                              (1,324)         (2,439)
              Repurchase of common stock                                                            -          (3,549)
              Proceeds from issuances of common shares and units                                  386             966
              Distributions to unitholders                                                     (5,107)         (5,227)
              Dividends paid on common shares                                                 (30,757)        (30,565)
              Dividends paid on preferred shares                                              (12,085)        (12,085)
----------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                                            (5,851)        (59,266)
----------------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash and cash equivalents                              1,986          (5,449)
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                 12,192          16,095
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $ 14,178        $ 10,646
======================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                             $ 37,321        $ 40,316
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                     $  2,534        $    215
   Issuance of restricted common shares                                                      $  2,649        $    120
   Interest capitalized                                                                      $    239        $  1,067

                            See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                     September 30, 2002 and 2001 (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.       REAL ESTATE ACQUISITION

On July 2, 2002, the Company acquired Preston Hills apartments, a 464-unit property located in a northeast suburb of Atlanta, GA for $33.7 million. The community was purchased with the intent that it would be transferred, at the Company's cost, into the Company's joint venture with Crow Holdings. See Subsequent Events Note.

3.       SHARE AND UNIT INFORMATION

At September 30, 2002, 17,808,400 common shares and 2,741,347 operating partnership units were outstanding, a total of 20,549,747 shares and units. Additionally, the Company had outstanding options for 1,502,029 shares of common stock at September 30, 2002.

4.       SEGMENT INFORMATION

At September 30, 2002, the Company owned or had ownership interest in, and operated 123 apartment communities in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager reports to and is assisted by a multisite manager who helps them monitor local and area trends in rental rates, occupancy percentages, and operating costs. The property and multisite managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows (Dollars in thousands):

                                                                              Three months                Nine months
                                                                           ended September 30,        ended September 30,
                                                                        ------------------------- ---------------------------
                                                                               2002         2001          2002          2001
                                                                        ------------ ------------ ------------- -------------
Multifamily rental revenues                                                $ 61,875     $ 60,760     $ 182,135     $ 182,434
Other multifamily revenues                                                      803          772         2,251         2,349
                                                                        ------------ ------------ ---------------------------
    Segment revenues                                                         62,678       61,532       184,386       184,783

Reconciling items to consolidated revenues:
   Joint venture revenues                                                    (4,640)      (4,753)      (13,997)      (14,270)
   Interest and other non-property income                                       169          271           471           987
   Management and fee income, net                                               191          190           570           569
   Equity in loss of real estate joint venture                                 (204)         (63)         (417)         (174)
                                                                        ------------ ------------ ---------------------------
       Total revenues                                                      $ 58,194     $ 57,177     $ 171,013     $ 171,895
                                                                        ============ ============ ===========================

Multifamily net operating income                                           $ 37,756     $ 37,594     $ 112,751     $ 114,798
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                        (2,378)      (2,541)       (7,662)       (7,983)
   Interest and other non-property income                                       169          271           471           987
   Management and fee income, net                                               191          190           570           569
   Equity in loss of real estate joint venture                                 (204)         (63)         (417)         (174)
   Depreciation and amortization                                            (14,252)     (12,916)      (41,408)      (39,007)
   Property management expenses                                              (2,297)      (2,241)       (7,247)       (7,523)
   General and administrative expenses                                       (1,686)      (1,514)       (4,643)       (4,427)
   Interest expense                                                         (12,657)     (13,024)      (37,381)      (40,326)
   Amortization of deferred financing costs                                    (690)        (530)       (2,011)       (1,695)
   Net gain (loss) on dispositions and insurance settlement proceeds           (128)       9,900           437        10,064
   Extraordinary items, net                                                       1         (183)          (27)         (626)
   Minority interest in operating partnership                                   (28)      (1,853)         (366)       (2,104)
   Dividends on preferred shares                                             (4,028)      (4,028)      (12,085)      (12,085)

                                                                        ------------ ------------ ---------------------------
       Net income available for common shareholders                        $   (231)    $  9,062     $     982     $  10,468
                                                                        ============ ============ ===========================

                                                                     September 30, 2002        December 31, 2001
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,587,529              $ 1,537,625
Accumulated depreciation - multifamily assets                                  (281,463)                (239,586)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,306,066                1,298,039

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                            (92,599)                 (94,427)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     4,013                    4,910
   Investment in and advances to real estate joint venture                        6,487                    7,045
   Cash and restricted cash                                                      24,231                   23,432
   Other assets                                                                  28,929                   23,123
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,278,493              $ 1,263,488
                                                                 =======================  =======================

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

All of the Company's derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three and nine months ended September 30, 2002, and the three and nine months ended September 30, 2001, the ineffective portion of the hedging transactions was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

6.       COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and nine months ended September 30, 2002 and 2001 were as follows (Dollars in thousands):

                                                   Three months                            Nine months
                                               ended September 30,                    ended September 30,
                                       -------------------------------------   -----------------------------------
                                                   2002                2001               2002               2001
                                       -----------------   -----------------   ----------------   ----------------
Net income                                     $  3,797            $ 13,090           $ 13,067           $ 22,553
Marked-to-market adjustment
    on derivative instruments                   (12,187)             (7,757)           (15,957)            (9,829)
                                       -----------------   -----------------   ----------------   ----------------
Total comprehensive income                     $ (8,390)           $  5,333           $ (2,890)          $ 12,724
                                       =================   =================   ================   ================

7.       GOODWILL AND INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

                                                                      Three months ended September 30,
                                                          ---------------------------------------------------------
                                                                                           2001
                                                                         ------------------------------------------
                                                             2002         Adjusted      Adjustment      Reported
                                                          ------------   ------------  --------------  ------------
Income before extraordinary items                             $ 3,796        $13,339          $   66       $13,273
Extraordinary items                                                 1           (183)              -          (183)
                                                          ------------   ------------  --------------  ------------
Net income                                                      3,797         13,156              66        13,090
Preferred dividend distribution                                 4,028          4,028               -         4,028
                                                          ------------   ------------  --------------  ------------
Net income(loss) available for common shareholders            $  (231)       $ 9,128          $   66       $ 9,062
                                                          ============   ============  ==============  ============
Basic earnings per share
Net income(loss) available per common share                   $ (0.01)       $  0.53          $ 0.00       $  0.53
     before extraordinary items
Extraordinary items                                                 -          (0.01)              -         (0.01)
                                                          ------------   ------------  --------------  ------------
Net income(loss) available per common share                   $ (0.01)       $  0.52          $ 0.00       $  0.52
                                                          ============   ============  ==============  ============
Diluted earnings per share
Net income(loss) available per common share                   $ (0.01)       $  0.53          $ 0.00       $  0.53
     before extraordinary items
Extraordinary items                                                 -          (0.01)              -         (0.01)
                                                          ------------   ------------  --------------  ------------
Net income(loss) available per common share                   $ (0.01)       $  0.52          $ 0.00       $  0.52
                                                          ============   ============  ==============  ============

                                                                       Nine months ended September 30,
                                                          ---------------------------------------------------------
                                                                                          2001
                                                                         ------------------------------------------
                                                             2002         Adjusted      Adjustment      Reported
                                                          ------------   ------------  --------------  ------------
Income before extraordinary items                             $13,094        $23,377          $  198       $23,179
Extraordinary items                                               (27)          (626)              -          (626)
                                                          ------------   ------------  --------------  ------------
Net income                                                     13,067         22,751             198        22,553
Preferred dividend distribution                                12,085         12,085               -        12,085
                                                          ------------   ------------  --------------  ------------
Net income available for common shareholders                  $   982        $10,666          $  198       $10,468
                                                          ============   ============  ==============  ============
Basic earnings per share
Net income available per common share                         $  0.06        $  0.65          $ 0.01       $  0.64
     before extraordinary items
Extraordinary items                                                 -          (0.04)              -         (0.04)
                                                          ------------   ------------  --------------  ------------
Net income available per common share                         $  0.06        $  0.61          $ 0.01       $  0.60
                                                          ============   ============  ==============  ============
Diluted earnings per share
Net income available per common share                         $  0.06        $  0.64          $ 0.01       $  0.63
     before extraordinary items
Extraordinary items                                                 -          (0.03)              -         (0.03)
                                                          ------------   ------------  --------------  ------------
Net income available per common share                         $  0.06        $  0.61          $ 0.01       $  0.60
                                                          ============   ============  ==============  ============

8.       SUBSEQUENT EVENTS

PREFERRED STOCK

On October 16, 2002, the Company closed on the sale of 470,000 of a new 9 1/4% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") at $25 per share for an aggregate principal amount of $11.75 million.

On October 28, ("Series G Preferred Stock") at $25 per share for an aggregate principal amount of $10 million.

The proceeds from the issuances of the Series F Preferred Stock and Series G Preferred Stock along with $5 million of debt were used to buyback and retire all of the 1,000,000 shares of the Company's Series E Cumulative Redeemable Preferred Stock at a 7% premium (totaling $1.75 million) for an aggregate purchase price of $26.75 million.

DERIVATIVE FINANCIAL INSTRUMENT

On October 24, 2002, the Company refinanced four tax-free bonds, representing approximately $29.5 million, through a tax-free bond facility with Prudential Mortgage Capital, credit-enhanced by FNMA. The Company subsequently entered into an interest rate swap agreement on a notional amount of $17.8 million, also credit-enhanced by FNMA. The 5-year agreement is for a Bond Market Municipal Swap Index (the "BMA") fixed leg. The Company also entered into a cap agreement on a notional amount of $6.8 million. The 5-year cap agreement has a strike rate of 6% and is indexed on the BMA.

9.       RECLASSIFICATION

Certain  prior  year  amounts  have  been   reclassified   to  conform  to  2002
presentation. The reclassifications had no effect on net income available for common shareholders.

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

Impairment of Long-Lived Assets, Including Goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, costs to complete development projects, and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and that the Company should record an impairment loss.

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

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 10 properties containing 2,793 apartment units owned by its 33.33% unconsolidated BRE/MAAC Associates, LLC joint venture, at September 30, 2002 was 33,923 in 123 communities compared to 33,291 units in 122 communities owned at September 30, 2001. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up increased to $666 at September 30, 2002 from $657 at September 30, 2001.
Occupancy for these same apartment units at September 30, 2002 and 2001 was 93.7% and 94.4%, respectively.

In June 2002, the Company formed a joint venture with Crow Holdings named Mid-America/CH Realty Limited Partnership. The joint venture is expected to acquire approximately $150 million of multifamily properties. The Company will provide acquisition, redevelopment and property management services to Mid-America/CH Realty Limited Partnership and will own a 33.33% interest in the partnership. At September 30, 2002 there were no properties owned by the Mid-America/CH Realty Limited Partnership joint venture.

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's results of operations in that such calculation reflects the Company's ability to support interest payments and general operating expense's before the impact of certain activities such as changes in other assets and accounts payable. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. Depreciation expense includes approximately $866,000 and $481,000 for the nine months ended September 30, 2002 and 2001, respectively, which relates to computer software, office furniture and fixtures and other assets found in other industries and which is required to be recognized, for purposes of computing FFO.

FFO for the three and nine months ended September 30, 2002 and 2001 is calculated as follows (in thousands):

                                                               Three months                 Nine months
                                                           ended September 30,          ended September 30,
                                                        ---------------------------  ---------------------------
                                                            2002          2001           2002          2001
                                                        ------------- -------------  ------------- -------------
Net income(loss) available for common shareholders          $   (231)     $  9,062       $    982      $ 10,468
Depreciation and amortization - real estate property          13,943        12,760         40,543        38,526
Adjustment for joint venture depreciation                        344           316          1,032           943
Minority interest in operating partnership                        28         1,853            366         2,104
Gain on disposition of non-depreciable assets                      -             -              -           229
  included in FFO
Net (gain) loss on disposition of assets and                     128        (9,900)          (437)      (10,064)
  insurance settlement proceeds
Extraordinary items                                               (1)          183             27           626
                                                        --------------------------------------------------------
Funds from operations                                       $ 14,211      $ 14,274       $ 42,513      $ 42,832
                                                        ========================================================

Weighted average shares and units:
  Basic                                                       20,432        20,340         20,404        20,362
  Diluted                                                     20,646        20,503         20,606        20,455

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Property revenues for 2002 increased by approximately $1,259,000 due to increases of (i) $904,000 from the purchase of the Preston Hills apartments in 2002 (the "2002 Acquisitions"), (ii) $550,000 from the communities in development during or since the third quarter of 2001 (the "Third Quarter Development Communities"), and (iii) $9,000 from the communities that were held throughout both periods. These increases were partially offset by a decrease in property revenues of $204,000 from the sale of the Advantages and Canyon Creek apartments in 2001 (the "2001 Dispositions").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2002 increased by approximately $934,000 due primarily to increases of (i) $337,000 from the 2002 Acquisitions, (ii) $91,000 from the Third Quarter Development Communities, and (iii) $686,000 from the communities held throughout both periods. These increases were partially offset by a decrease in operating expense of $180,000 from the 2001 Dispositions.

Property management expenses increased approximately $56,000 over the same period last year mainly related to increases in franchise and excise taxes. General and administrative expenses increased approximately $172,000 over the same period last year mainly related to increases in insurance costs associated with worker's compensation, bank service charges related to lower cash balances and software maintenance expenses.

Depreciation and amortization expense increased by approximately $1,336,000 primarily due to the increases of (i) $269,000 from the 2002 Acquisitions, (ii) $220,000 from the Third Quarter Development Communities, and (iii) $864,000 from the communities held throughout both periods. These increases were partially offset by the depreciation and amortization expense decrease of $17,000 from the 2001 Dispositions.

Interest expense over the three months ended September 30, 2001, decreased by approximately $367,000. Refinancings of debt in 2001 and 2002, and the drop in variable rates since September 30, 2001, decreased the Company's average interest rate from 6.6% at September 30, 2001 to 6.0% at September 30, 2002. This decrease was partially offset by an increase in average debt balances.

Net income for the three month period ending September 30, 2001 included a net gain on disposition of assets and insurance settlement proceeds of $9,900,000 due to the sale of the Advantages and Canyon Creek apartments.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Property revenues for 2002 decreased by approximately $124,000 due to decreases of (i) $2,067,000 from the 2001 Dispositions, and (ii) $1,028,000 from the communities held throughout both periods. These decreases were partially offset by increases in property revenues of (i) $903,000 from the 2002 Acquisitions, and (ii) $2,068,000 from the communities in development during or since the beginning of 2001 (the "Development Communities").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2002 increased by approximately $1,602,000 due primarily to increases of (i) $337,000 from the 2002 Acquisitions, (ii) $405,000 from the Development Communities, and (iii) $1,707,000 from the communities held throughout both periods. These increases were partially offset by a decrease in operating expense of $847,000 from the 2001 Dispositions.

Property management expenses decreased approximately $276,000 over the same period last year mainly related to a decrease in property level incentives. General and administrative expenses increased approximately $216,000 over the same period last year mainly related to increases in bank service charges related to lower cash balances and software maintenance expenses.

Depreciation and amortization expense increased by approximately $2,401,000 primarily due to the increases of (i) $269,000 from the 2002 Acquisitions, (ii) $656,000 from the Development Communities, and (iii) $1,818,000 from the communities held throughout both periods. These increases were partially offset by the depreciation and amortization expense decrease of $342,000 from the 2001 Dispositions.

Interest expense over the nine months ended September 30, 2001, decreased by approximately $2,945,000. Refinancings of debt in 2001 and 2002, and the drop in variable rates since September 30, 2001, decreased the Company's average interest rate from 6.6% at September 30, 2001 to 6.0% at September 30, 2002. This decrease was partially offset by an increase in average debt balances.

Net income for the nine month period ending September 30, 2001 included a net gain on disposition of assets and insurance settlement proceeds of $10,064,000 mainly due to the sale of the Advantages and Canyon Creek apartments.

TRENDS

Property revenues during the three and nine month periods ending September 30, 2002, were impacted by general economic weakness, which was evident throughout the majority of the Company's portfolio. Both job losses and single family home purchases due to historically low interest rates have affected demand in many of the Company's markets, which has created extremely competitive leasing environments. Current occupancy, rent growth, and concession levels are not considered to be stabilized for normal market conditions and are expected to improve as the national economy improves.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to approximately $57,641,000 for the first nine months of 2002 from $60,941,000 for the first nine months of 2001 mainly related to (i) $1.3 million of costs related to a fire at the Company's corporate headquarters on March 3, 2002 which the Company expects to be fully covered by the Company's insurance, and (ii) $3.3 million of other assets representing a plane the Company purchased in 2002 to lower the operating expense associated with the previous leasing arrangement.

Net cash used in investing activities increased during the first nine months of 2002 from the first nine months of 2001 to $49,804,000 from $7,124,000 mainly due to (i) $9,900,000 net gain on the sale of the Advantages and Canyon Creek apartments in 2001, and (ii) $33,900,000 cash paid to purchase the Preston Hills apartments in 2002. The purchase of the Preston Hills apartments was funded through the use of the Company's credit line with AmSouth Bank. The Company expects to transfer ownership of the property to its new joint venture with Crow Holdings, at which time the Company will be paid back $23 million.

During the first nine months of 2002, the Company invested $1,913,000 in construction of new assets, reduced from $15,440,000 during the same period in 2001.

The following table summarizes the Company's remaining communities in various stages of lease-up, as of September 30, 2002 (Dollars in thousands):

                                                                                               Anticipated
                                                      Total       Finish        Initial          Stabil-
                                          Location    Units        Date        Occupancy         ization
                                   ----------------   -------   -----------   -------------   ---------------
Completed Communities
In Lease-up:
Grand View Nashville                 Nashville, TN       433       2Q 2001         3Q 2000           2Q 2003
Reserve at Dexter Lake II              Memphis, TN       244       2Q 2001         1Q 2000           2Q 2003
Reserve at Dexter Lake III             Memphis, TN       244       2Q 2002         2Q 2001           2Q 2003

The Company's projections assume that the three properties completed but still under lease-up will substantially stabilize during 2002. At September 30, 2002, 786 of the 921 apartments were leased, and the Company believes that the completion of stabilization of these properties in the second quarter of 2003 is highly likely. The Company does not anticipate that its liquidity will be impacted should these properties fail to stabilize in 2003.

Capital improvements to stabilized properties during the first nine months of 2002 and 2001 totaled $14,099,000 and $14,066,000, respectively. Actual capital expenditures are summarized below (Dollars in thousands):

                                                                  September 30, 2002        September 30, 2001
                                                                  ------------------        ------------------
Recurring capital expenditures at stabilized properties                    $  5,798                 $10,252
Revenue enhancing capital expenditures at stabilized properties               3,793                   3,033
Corporate/commercial capital improvements                                     4,508                     781
                                                                  ------------------        ------------------
                                                                           $ 14,099                 $14,066
                                                                  ==================        ==================

The decrease in recurring capital expenditures at stabilized properties form the first nine months of 2001 to the first nine months of 2002 represents a timing difference in projects between the years. The Company expects recurring capital expenditures at stabilized properties for the full year of 2002 to be on par with historical investments. The increase in corporate/commercial capital improvements for the first nine months of 2002 over the same period for 2001 is mainly related to the fire at the Company's corporate headquarters in March of 2002, for which the Company expects to be fully reimbursed.

Net cash used in financing activities decreased from approximately $59,266,000 for the first nine months ended September 30, 2001 to approximately $5,851,000 during the same period in 2002. During the first nine months of 2002 the Company increased its borrowings under its credit lines by $60,840,000 as compared to a decrease of $5,433,000 in the first nine months of 2001 mainly related to refinancings of individual mortgages and the purchase of the Preston Hills apartments. During the first nine months of 2001, the Company used $3,549,000 to repurchase shares of its common stock. No shares were repurchased during the first nine months of 2002.

In August 2002, the Company negotiated an increase in the borrowing capacity of its existing secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the "FNMA Facility") from $309 million to $550 million. The expanded capacity may be utilized as collateral is added to the facility. At September 30, 2002 the FNMA Facility had an outstanding balance of $317.6 million. $303 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, while the remaining $247 million expires in 2007, renewable for a 5-year term. The Company plans to utilize the additional facility capacity to refinance debt maturities over the next 18 months.

In conjunction with the expansion of the FNMA Facility, the Company refinanced an individual mortgage for $9.2 million that was maturing September 1, 2002.

The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month Libor less an average spread of 0.09%, plus a credit enhancement fee of 0.67% based on the outstanding borrowings. The variable interest rate at September 30, 2002 was 2.4%. Fixed rate borrowings under the FNMA Facility totaled $110 million at September 30, 2002, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

Compass Bank provides an unsecured credit facility to the Company. There was $15 million outstanding under this facility at September 30, 2002.

The Company maintains a $77 million secured credit facility with a group of banks led by AmSouth Bank. There was $25 million outstanding under this facility at September 30, 2002.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has five interest rate swaps with a total notional balance of $125 million which have variable legs based on one or three-month Libor, and fixed legs with an average rate of 6.1% The swaps have expirations between 2003 and 2007, and have to date proven to be highly effective hedges of the Company's variable rate debt. Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $125 million of variable rate borrowings issued through the FNMA Facility, leaving only $82,559,000 of the FNMA Facility of which the interest rate has not been fixed or hedged. Additionally, the Company has a $16,990,000 swap of the BMA Municipal index, expiring in June, 2008, effectively fixing the interest rate of the Tax-Free Bond Facility at 5.15% through this period, which is a highly effective hedge.

The Company has also executed five forward interest rate swaps with a total notional balance of $175 million all of which become effective in 2003. The variable legs of these forward interest rate swaps are based on three-month Libor and the fixed legs have an average rate of 5.2%. The swaps have lives from two to seven years and are intended to reduce the interest rate risk of future planned refinancings.

In 2003, the Company has approximating $154 million of debt maturing and a $25 million swap expiring, which it anticipates will be funded by debt issued under the FNMA Facility. The rate on the maturing debt is 6.5% and the rate on the replacement debt which has been pre-set through forward interest rate swaps is 6.0%. There is financing risk associated with these refinancings; however, the Company believes it to be extremely unlikely that there will be a refinancing problem due to the large amount of collateral available to support the amount of debt. In the highly unlikely event of a complete collapse of the debt markets, the Company could be faced with liquidity concerns.

The weighted average interest rate and the weighted average maturity at September 30, 2002, for the $822.7 million of debt outstanding were 6.0% and
10.9 years, compared to 6.6% and 11.3 years on $775.5 million of debt outstanding at September 30, 2001.

The Company believes that it has adequate resources to fund both its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for over $300 million of the Company's debt. The market for FNMA DMBS, which in the Company's experience is highly effective with three-month Libor fixed leg, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

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

At September 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Blackstone Real Estate Acquisitions, LLC was established in order to sell assets to fund development while acquiring management fees to help offset the reduction in revenues from the sale. The Company's joint venture with Crow Holdings was established to acquire approximately $150 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company's 2001 Annual Report on Form 10-K.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 2001 Annual Report on Form 10-K except for changes as discussed in the Liquidity and Capital resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company also has investments in two unconsolidated entities which are not under its control. Consequently, the Company's disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's Exchange Act filings.


CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was completed.

Special Note Regarding Analyst Reports

Investors should also be aware that while the Company's management does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Mid-America Apartment Communities, Inc.

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

               Exhibit No
                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K

               Form Event Reported                 Date of Report  Date Filed

               8-K  Announce joint venture and        7-3-2002      7-3-2002
                    acquisition

               8-K  2Q02 Conference Call and          8-1-2002      8-1-2002
                    Earnings Release

               8-K  Section 906 certifications        8-14-2002     8-14-2002

               8-K  Investor Updated presentation     8-14-2002     8-14-2002

               8-K  Section 906 certifications        8-14-2002     8-14-2002

               8-K  H. Eric Bolton, Jr. elected       9-10-2002     9-10-2002
                    chairman

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  November 14, 2002            /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                      Chief Executive Officer Certification

I, H. Eric Bolton, Jr., certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Mid-America Apartment Communities, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                        /s/H. Eric Bolton, Jr.
                                               H. Eric Bolton, Jr.
                                               Chief Executive Officer

                      Chief Financial Officer Certification

I, Simon R.C. Wadsworth, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Mid-America Apartment Communities, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                     /s/Simon R.C. Wadsworth
                                            Simon R.C. Wadsworth
                                            Chief Financial Officer