Form 10-K
period 2002-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2003-03-31
CIK 912595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Charter)

TENNESSEE (State of Incorporation)	62-1543819 (I.R.S. Employer Identification Number)

6584 POPLAR AVENUE, SUITE 300
MEMPHIS, TENNESSEE 38138
(Address of principal executive offices)

(901) 682-6600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class
Common Stock, par value $.01 per share
Series A Cumulative Preferred Stock, par value $.01 per share
Series B Cumulative Preferred Stock, par value $.01 per share
Series C Cumulative Redeemable Preferred Stock, par value $.01 per share
Series F Cumulative Redeemable Preferred Stock, par value $.01 per share
Name of Exchange on Which Registered New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($26.75 per share), as reported on the New York Stock Exchange, on June 28, 2002) was approximately $427,000,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

The number of shares of the Registrant’s common stock outstanding as of March 17, 2003, was 17,879,981 shares, of which approximately 1,351,037 were held by affiliates.

The Registrant’s definitive proxy statement in connection with the 2003 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.

TABLE OF CONTENTS

Item		Page
PART I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures

PART IV

15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

PART I

ITEM 1.         BUSINESS

WEBSITE ACCESS OF REGISTRANT’S REPORTS

A copy of this Annual Report on Form 10-K, along with the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, is available on the Company’s website free of charge. The Company’s website is www.maac.net and the filings can be found on our Investors’ page under SEC Filings. Reference to the Company’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

THE COMPANY

Founded in 1994, Mid-America Apartment Communities, Inc. (the “Company”) is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust (“REIT”) that focuses on acquiring, constructing, developing, owning and operating apartment communities. Between 1994 and December 31, 2002, the Company increased the number of properties of which it is the sole owner from 22 to 112 properties with 30,666 apartment units, representing an increase of 25,086 apartment units. The Company is also a participant in two joint ventures. BRE/MAAC Associates, LLC (“BRE/MAAC”) is a joint venture with Blackstone Real Estate Acquisitions, LLC (“Blackstone”). BRE/MAAC owned 10 properties, containing 2,793 apartment units at December 31, 2002. Mid-America CH/Realty LP (“CH/Realty”) is a joint venture with Crow Holdings. CH/Realty owned one property with 464 apartment units at December 31, 2002. The Company retains a 33.33% ownership interest in both joint ventures and is paid a management fee of 4% of revenues from the apartment communities owned by the joint ventures.

The Company’s business is conducted principally through Mid-America Apartments, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, holding 182,462 common units of partnership interest (“Common Units”) comprising a 1% general partnership interest in the Operating

Partnership as of December 31, 2002. The Company’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 2002, held 15,196,886 Common Units, or 83.29% of all outstanding Common Units.

The Company employed 1,023 full time and 77 part time employees at December 31, 2002.

OPERATING PHILOSOPHY

INVESTMENT FOCUS. The Company’s primary investment focus is on apartment communities in the Southeastern United States and Texas. Between 1994 and 1997, the Company grew largely through the acquisition and redevelopment of existing apartments. Between 1998 and 2000, its concentration was on development of new apartments. In 1999, the Company established a joint venture and sold assets to that joint venture. Between August 1999 and December 2001, the Company repurchased approximately 1.86 million shares of its common stock, funded in part by asset sales. In 2002, the Company established a second joint venture to acquire new properties. The Company’s present focus is on the acquisition of properties that it believes can be repositioned with appropriate use of capital and its operating management skills. The Company is also interested in increasing its investment in properties in larger and faster growing markets within its current market area, and intends to do this through acquiring apartment communities with the potential for above average growth and return through investments in joint ventures and in direct purchases. The Company will continue its established process of selling mature assets, and will adapt its investment focus to opportunities and markets.

HIGH QUALITY ASSETS. The Company maintains its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. It believes that being recognized by civic and industry trade organizations for the high quality of its properties, landscaping, and property management will lead to higher rents and profitability. The Company sells assets selectively in order to ensure that its portfolio consists only of high quality, well-located assets within its market area.

DIVERSIFIED MARKET FOCUS. The Company focuses on owning, operating, developing, constructing and acquiring apartment communities (the “Communities”) throughout the southeastern United States and Texas in large, medium and small markets.

INTENSIVE MANAGEMENT FOCUS. The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs. Property managers and regional managers are given the responsibility for monitoring market trends and the discretion to react to such trends. The Company, as part of its intense management focus, has established a number of training programs to produce highly competent property managers, leasing consultants and service technicians who work on-site at the Communities to generate the highest possible income from the Company’s assets.

DECENTRALIZED OPERATIONAL STRUCTURE. The Company operates in a decentralized manner. Management believes that its decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition, redevelopment and development processes. To support this decentralized operational structure, senior and executive management are proactively involved in supporting and reviewing property operations through extensive asset management programs and direct on-site visitations.

PROACTIVE BALANCE SHEET AND PORTFOLIO MANAGEMENT

The Company focuses on maximizing the return on assets and adding to the intrinsic underlying value of each share of the Company’s common stock, routinely reviewing each asset based on its determined value and selling those which no longer fit its investment criteria. The Company constantly evaluates the effectiveness of its capital allocations and makes adjustments to its strategy, including investing in acquisitions and development, debt retirement, and repurchases of shares of the Company’s common stock.

STRATEGIES

The Company seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

OPERATING GROWTH STRATEGY. Management’s goal is to maximize the Company’s return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Company seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Communities and managing expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

•          empowering the Company’s property managers to adjust rents in response to local market conditions and to concentrate resident turnover during peak rental demand months;

•          offering new services to residents, including telephone, cable, and internet access, on which the Company generates fee and commission income;

•          implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain Communities;

•          analyzing individual asset productivity performances to identify best practices and improvement areas;

•          improving the “curb appeal” of the Communities through extensive landscaping and exterior improvements and repositioning Communities from time to time to maintain market leadership positions;

•          compensating employees through performance-based compensation and stock ownership programs;

•          maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management’s continued close contact with the market and employees;

•          selling or exchanging underperforming assets and repurchasing shares of common stock when cost of capital and asset values permit; and

•          allocating additional capital where the investment will generate the highest returns for the Company.

JOINT VENTURE STRATEGY. One of the Company’s strategies is to co-invest with private capital partners in joint venture opportunities which enable it to obtain a higher return on its investment through management fees, which leverages the Company’s recognized skills in acquiring, repositioning, redeveloping and managing multifamily investments. The Company is actively seeking attractively priced opportunities in which it and its joint venture partners can invest. The Company established a joint venture in 1999 with Blackstone and a second joint venture in 2002 with Crow Holdings.

DISPOSITION STRATEGY. The Company is committed to the selective disposition of mature assets, defined as those apartment communities that no longer meet the Company’s investment criteria and long-term strategic objectives. Typically, the Company selects assets for disposition that do not meet its present investment criteria including future return on investment, location, market, potential for growth, and capital needs.

ACQUISITION STRATEGY. One of the Company’s growth strategies is to acquire and redevelop apartment communities that meet its investment criteria and focus as discussed above. The Company has extensive experience and research-based skills in the acquisition and repositioning of multifamily properties. The Company will continue to evaluate opportunities that arise, and will utilize this strategy to increase the share of its assets in faster growing and larger markets in the Southeast and Texas.

On July 2, 2002, the Company purchased the Preston Hills at Mill Creek apartments, a 464-unit apartment community in Buford, GA, for $33.7 million. The community was bought with the expectation that it would be subsequently transferred to CH/Realty. On November 20, 2002, at the Company’s cost, Preston Hills at Mill Creek was transferred into CH/Realty.

DEVELOPMENT STRATEGY. In late 1997, the Company’s emphasis shifted from acquisitions to development because of its belief that under then-current market conditions, such development would generate higher quality assets and higher long-term investment returns. In 2002, the Company completed a four-year $300 million construction program of high quality apartments in several markets. This represents the completion of the development program initiated in 1997. In 1999, management decided to exit the construction and development business upon completion of the Company’s existing development pipeline after determining that market conditions were changing, making it unlikely that future proposed projects would meet the Company’s profitability targets over the next few years.

At December 31, 2002, the Company had two completed development properties with 921 apartment units in various stages of lease-up and no properties in development. The Company periodically evaluates opportunities for profitable future development investments.

SHARE REPURCHASE PROGRAM

In 1999, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock authorized to be repurchased to 4 million shares. As of December 31, 2002 the Company had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and Common Units outstanding as of the beginning of the repurchase program). From time to time the Company intends to sell assets based on its disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when it believes that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments. No shares were repurchased during 2002.

COMPETITION

All of the Company’s Communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The owners of competing apartment communities may have greater resources than the Company, and the managers of these communities may have more experience than the Company’s management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.

Apartment communities compete on the basis of monthly rent, discounts, and facilities offered such as apartment size and amenities, and apartment community amenities, including recreational facilities, resident services, and physical property condition. The Company makes capital improvements to both the communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

ENVIRONMENTAL MATTERS

As part of the acquisition process, the Company generally obtains environmental audits on all of its Communities from various outside environmental engineering firms. The purpose of these audits is to identify potential sources of contamination at the Communities and to assess the status of environmental regulatory compliance. These audits generally include historical reviews of the Communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these audits, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These audits must be satisfactorily completed before the Company takes ownership of an acquisition property, however, no assurance can be given that the audits identify all significant environmental problems.

Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on properties. Such laws often impose such liability without regard to whether the owner caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances was in violation of a resident’s lease. Furthermore, the cost of remediation and removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral.

The Company is aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and has in place an active management and preventive maintenance program that includes procedures specifically related to mold. The Company has established a policy requiring residents to sign a mold addendum to lease. The Company has also purchased a $2 million insurance policy that covers remediation and exposure to mold. The Company, therefore, believes that its exposure to this issue is limited and controlled.

The environmental audit reports received by the Company have not revealed any material environmental liability. The Company is not aware of any existing conditions that would currently be considered an environmental liability. Nevertheless, it is possible that the audit reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

The Company believes that its Communities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

RECENT DEVELOPMENTS

DISTRIBUTION. In January 2003, the Company announced a quarterly distribution to common shareholders of $.585 per share, paid on January 31, 2003.

ACQUISITIONS.
On January 20, 2003, CH/Realty acquired The Preserve at Arbor Lakes, a 284-unit apartment community in Jacksonville, FL, for $22.1 million.

On February 7, 2003, the Company acquired the Green Oaks apartments, a 300-unit apartment community located in Grand Prairie, TX for $18.9 million. The Company plans to transfer the property to CH/Realty once a financing commitment has been received under the provisions of the joint venture’s Freddie Mac credit facility.

REFINANCINGS AND DERIVATIVE FINANCIAL INSTRUMENTS. On March 3, 2003, the Company refinanced $142 million aggregate principal amount of publicly held collateralized bonds using one of the Company’s secured credit facilities with Prudential Mortgage Capital, credit-enhanced by Fannie Mae (the “FNMA Facility”). The maturing bonds had a fixed interest rate of 6.38%. The Company previously entered into 5 forward interest rate swap agreements totaling $175 million that become operative during 2003 in order to manage the interest rate risk on this and other refinancings expected in 2003. The weighted average fixed rate for the forward swaps is 5.21%. On March 3, 2003, the first of these swaps became operative, representing a $25 million notional amount with a 5.50% fixed rate and a termination date of March 3, 2005.

ITEM 2.         PROPERTIES

The Company and its joint ventures seek to acquire and develop apartment communities located in the southeastern United States and Texas that are appealing to middle income residents with the potential for above average growth and return on investment. Approximately 72% of the Company’s apartment units are located in Georgia, Florida, Tennessee and Texas markets. The Company’s strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively “reposition” many of the apartment communities it acquires to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the Communities the Company owned or maintained an ownership interest in, including the 11 properties containing 3,257 apartment units owned by the Company’s joint ventures, at December 31, 2002:

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2002	Average Occupancy Percent at December 31, 2002	Encumbrances at December 31, 2002

									Mortgage Principal(000's)		Interest Rate		Maturity Date

Owned not in Lease-Up:
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$645	91.00%	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$560	96.05%	$—	(1)		(1)		(1)
Paddock Club - Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$657	89.29%	$—	(1)		(1)		(1)
Paddock Club - Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$678	85.58%	$—	(1)		(1)		(1)

				952	989,808	1,040	$643	89.92%	$—

Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$590	95.77%	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$596	96.67%	$—	(3)		(3)		(3)
Westside Creek I	Little Rock, AR	1984	1997	142	147,964	1,042	$673	95.77%	$—	(3)		(3)		(3)
Westside Creek II	Little Rock, AR	1986	1997	166	172,972	1,042	$628	95.18%	$4,720		8.760%		10/1/2006

				808	699,056	865	$614	95.92%	$4,720

Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$656	92.01%	$—	(3)		(3)		(3)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$624	94.17%	$—	(3)		(3)		(3)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$702	90.83%	$—	(4)		(4)		(4)
Paddock Club - Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$826	86.82%	$—	(2)		(2)		(2)
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$638	94.71%	$7,000	(10)	1.183%	(10)	10/15/2032	(10)
Paddock Club - Gainsville	Gainsville, FL	1999	1998	264	293,040	1,110	$829	88.64%	$—	(2)		(2)		(2)
Cooper's Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$728	93.27%	$—	(6)		(6)		(6)
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$680	92.56%	$—	(7)		(7)		(7)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$660	95.43%	$—	(3)		(3)		(3)
Paddock Club - Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$784	91.82%	$—	(8)		(8)		(8)
Paddock Club - Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$809	93.06%	$—	(2)		(2)		(2)
St. Augustine	Jacksonville, FL	1987	1995	400	304,400	761	$599	94.25%	$—	(6)		(6)		(6)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$672	93.62%	$—	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$662	94.00%	$—	(1)		(1)		(1)
Paddock Club - Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$674	92.24%	$—	(8)		(8)		(8)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$660	88.67%	$—	(6)		(6)		(6)
Paddock Park - Ocala I	Ocala, FL	1986	1997	200	202,200	1,011	$688	97.00%	$6,805	(15)	2.395%	(15)	10/15/2032	(15)
Paddock Park - Ocala II	Ocala, FL	1988	1997	280	283,080	1,011	$713	96.79%	$—	(2)		(2)		(2)
Paddock Club - Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$823	92.52%	$—	(2)		(2)		(2)
Paddock Club - Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$778	95.39%	$—	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$717	90.00%	$—	(3)		(3)		(3)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$724	91.30%	$5,387		8.750%		2/1/2003

				6,484	6,215,332	959	$713	92.58%	$19,191

High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$727	98.75%	$—	(3)		(3)		(3)
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$593	88.54%	$4,760		2.650%		6/1/2028
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$526	94.49%	$—	(3)		(3)		(3)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$604	97.50%	$2,962		7.594%		11/1/2024
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$706	99.09%	$—	(5)		(5)		(5)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$708	94.35%	$3,175		6.370%		11/1/2025
Whisperwood Spa and Club	Columbus, GA	1980/82/84/86/98	1997	1,008	1,220,688	1,211	$697	94.35%	$—	(1)		(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$554	92.28%	$—	(3)		(3)		(3)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$817	89.87%	$—	(1)		(1)		(1)
Whispering Pines I	LaGrange, GA	1982	1997	120	123,960	1,033	$559	84.17%	$—	(5)		(5)		(5)
Whispering Pines II	LaGrange, GA	1984	1997	96	99,168	1,033	$573	84.38%	$2,344		6.150%		12/1/2024
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$703	89.33%	$—	(1)		(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$702	94.14%	$—	(7)		(7)		(7)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$617	92.36%	$3,813		6.230%		3/1/2028
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$751	94.55%	$10,301		7.750%		7/1/2037
Island Retreat	St. Simons Island, GA	1978	1998	112	129,584	1,157	$740	90.18%	$—	(1)		(1)		(1)
Wildwood I	Thomasville, GA	1980	1997	120	123,960	1,033	$540	90.00%	$—	(1)		(1)		(1)
Wildwood II	Thomasville, GA	1984	1997	96	99,168	1,033	$563	93.75%	$1,877		6.573%		7/1/2024
Hidden Lake I	Union City, GA	1985	1997	160	171,200	1,070	$718	91.25%	$4,231		6.340%		12/1/2026
Hidden Lake II	Union City, GA	1987	1997	160	171,200	1,070	$695	93.13%	$—	(3)		(3)		(3)
Three Oaks I	Valdosta, GA	1983	1997	120	123,960	1,033	$572	85.00%	$—	(1)		(1)		(1)
Three Oaks II	Valdosta, GA	1984	1997	120	123,960	1,033	$591	87.50%	$2,722		6.259%		7/1/2024
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$695	83.50%	$9,282		6.850%		11/1/2008
Southland Station I	Warner Robins, GA	1987	1997	160	186,720	1,167	$676	87.50%	$—	(3)		(3)		(3)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2002	Average Occupancy Percent at December 31, 2002	Encumbrances at December 31, 2002

									Mortgage Principal (000's)		Interest Rate		Maturity Date

Southland Station II	Warner Robins, GA	1990	1997	144	168,048	1,167	$678	79.86%	$—	(1)		(1)		(1)
Terraces at Towne Lake	Woodstock, GA	1998/99	1997/98	502	559,954	1,115	$801	84.86%	$—	(1)		(1)		(1)

				5,467	5,857,184	1,071	$678	90.96%	$45,470

Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$620	97.92%	$—	(1)		(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$744	83.00%	$9,436		7.250%		2/1/2036
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$865	90.54%	$—	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$599	94.07%	$—	(3)		(3)		(3)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$597	96.74%	$—	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$610	93.65%	$—	(3)		(3)		(3)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$618	87.76%	$—	(1)		(1)		(1)

				1,748	1,626,966	931	$680	91.42%	$9,436

Riverhills	Grenada, MS	1972	1985	96	81,984	854	$403	88.54%	$—	(1)		(1)		(1)
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$638	94.17%	$—	(3)		(3)		(3)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$600	91.26%	$—	(3)		(3)		(3)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$611	98.99%	$5,880	(11)	1.231%	(11)	5/15/2031	(11)
Somerset	Jackson, MS	1981	1995	144	126,864	881	$543	86.81%	$—	(3)		(3)		(3)
Woodridge	Jackson, MS	1987	1988	192	175,104	912	$549	97.92%	$4,479		6.500%		10/1/2027
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$670	91.18%	$—	(3)		(3)		(3)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$645	89.33%	$—	(3)		(3)		(3)

				1,934	1,926,132	996	$603	92.92%	$10,359

Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$646	88.66%	$—	(3)		(3)		(3)
Corners, The	Winston-Salem. NC	1982	1993	240	173,520	723	$551	97.92%	$3,670		7.850%		6/15/2003

				434	343,270	791	$593	93.78%	$3,670

Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$651	85.51%	$—	(3)		(3)		(3)

Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$684	95.14%	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	140,784	838	$533	93.45%	$—	(1)		(1)		(1)
Paddock Club - Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$701	88.10%	$—	(1)		(1)		(1)
The Fairways	Columbia, SC	1992	1994	240	213,840	891	$600	93.75%	$7,735	(12)	1.231%	(12)	5/15/2031	(12)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$504	86.90%	$—	(9)		(9)		(9)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$510	93.10%	$—	(3)		(3)		(3)
Paddock Club - Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$685	83.17%	$—	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$536	90.38%	$—	(3)		(3)		(3)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$520	85.58%	$—	(9)		(9)		(9)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$728	94.71%	$—	(9)		(9)		(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$602	89.67%	$—	(3)		(3)		(3)

				2,420	2,248,076	929	$601	90.33%	$7,734

Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$611	94.44%	$—	(3)		(3)		(3)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$705	94.83%	$5,098		6.314%		12/1/2024
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$565	91.00%	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$611	86.67%	$5,095		2.395%		10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$644	86.81%	$3,375	(13)	1.231%	(13)	5/15/2031	(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$563	90.54%	$—	(3)		(3)		(3)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$667	87.70%	$5,152		7.250%		9/1/2035
Crossings	Memphis, TN	1973	1991	80	90,000	1,125	$751	87.50%	$—	(5)		(5)		(5)
Eastview	Memphis, TN	1973	1984	432	356,400	825	$525	94.68%	$11,359		7.320%		4/1/2009
Gleneagles	Memphis, TN	1975	1990	184	189,520	1,030	$609	90.22%	$—	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$584	92.29%	$—	(4)		(4)		(4)
Hickory Farm	Memphis, TN	1985	1994	200	150,200	751	$577	95.50%	$—	(1)		(1)		(1)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$617	95.15%	$—	(3)		(3)		(3)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$696	96.76%	$—	(8)		(8)		(8)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$821	93.90%	$—	(4)		(4)		(4)
Reserve at Dexter Lake I	Memphis, TN	1999	1998	252	262,332	1,041	$717	90.87%	$—	(5)		(5)		(5)
River Trace I	Memphis, TN	1981	1997	244	205,692	843	$575	96.72%	$—	(1)		(1)		(1)
River Trace II	Memphis, TN	1985	1997	196	165,228	843	$584	91.84%	$5,309		6.380%		2/1/2026
Paddock Club - Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$801	92.92%	$—	(1)		(1)		(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$688	91.61%	$—	(1)		(1)		(1)
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$622	89.55%	$7,045		5.790%		2/1/2019

				5,608	5,156,174	919	$631	92.71%	$42,431

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2002	Average Occupancy Percent at December 31, 2002	Encumbrances at December 31, 2002

									Mortgage Principal (000's)		Interest Rate		Maturity Date

Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$722	92.71%	$—	(2)		(2)		(2)
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$652	93.06%	$4,200		6.600%		4/1/2019
Travis Station	Austin, TX	1987	1995	304	249,888	822	$570	95.07%	$3,715		6.600%		4/1/2019
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$687	87.32%	$8,460		9.006%		12/1/2004
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$681	93.53%	$—	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$619	87.83%	$—	(2)		(2)		(2)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$681	79.23%	$4,740		9.006%		12/1/2004
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$600	94.53%	$3,958		9.006%		12/1/2004
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$807	98.75%	$—	(2)		(2)		(2)
Highwood	Plano, TX	1983	1998	196	156,800	800	$714	80.61%	$—	(4)		(4)		(4)
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$596	95.19%	$3,330		9.006%		12/1/2004
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$645	96.50%	$3,180		9.006%		12/1/2004

				3,380	2,773,244	820	$668	91.27%	$31,583

Township	Hampton, VA	1987	1995	296	248,048	838	$716	94.26%	$10,800	(14)	1.202%	(14)	10/15/2032	(14)

Total Owned not in Lease-Up Properties				29,745	28,297,718	951	$661	91.92%	$185,394

Joint Venture Properties with Blackstone Real Estate Acquisitions, LLC ("Blackstone"):
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$768	88.33%	N/A
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$567	89.80%	N/A
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$519	86.84%	N/A
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$634	92.39%	N/A
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$516	89.47%	N/A
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$533	90.67%	N/A
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$600	100.00%	N/A
Northwood	Arlington, TX	1980	1998	270	224,100	830	$587	89.63%	N/A
Woods, The	Austin, TX	1977	1997	278	214,060	770	$729	94.60%	N/A
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$595	87.76%	N/A

Total Joint Venture Properties with Blackstone				2,793	2,363,631	846	$598	90.76%	$—

Joint Venture Properties with Crow Holdings:
Preston Hills at Mill Creek	Buford, GA	2000	2002	464	517,360	1,115	$850	83.19%	N/A

Total Joint Venture Properties with Crow Holdings				464	517,360	1,115	$850	83.19%	$—

Properties in Lease-Up:
Reserve at Dexter Lake Phase II	Memphis, TN	2001	1999	244	257,176	1,054	$749	94.67%	$—	(5)		(5)		(5)
Reserve at Dexter Lake Phase III	Memphis, TN	2001	2000	244	272,792	1,118	$769	69.26%	$—	(5)		(5)		(5)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$870	87.99%	$—	(5)		(5)		(5)

Total Properties in Lease-Up				921	1,009,299	1,096	$811	84.80%	$—

Total Properties				33,923	32,188,008	949	$662	91.51%	185,394

(1)	Encumbered by a $420 million FNMA facility, with an outstanding balance of $227.5 million with a variable interest rate of 2.039% on which there exists five interest rate swap agreements all for $25 million at 6.195%, 6.330%, 7.165%, 7.390% and 7.4125% at December 31, 2002.

(2)	Encumbered by a $130 million FNMA facility, with an outstanding balance of $119.4 million, $9.4 million of which had a variable interest rate of 2.366%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920% and $20 milllion with a fixed rate of 5.770% at December 31, 2002.

(3)	Encumbered by a $142 million bond with a maturity of March 3, 2003 and an average interest rate of 6.376%. This debt was refinanced with the FNMA Facility on March 3, 2003.
(4)	Encumbered, along with one corporate property, by a mortgage with a principal balance of $34.4 million at December 31, 2002, with a maturity of October 1, 2006 and an interest rate of 6.050%.
(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $503,000 at December 31, 2002, with a variable interest rate of 2.730%.
(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $14.7 million at December 31, 2002, and an average interest rate of 5.750%.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $13.2 million at December 31, 2002, and an average interest rate of 5.281%.
(8)	Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 6.040%
(9)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $9.1 million at December 31, 2002, and an average interest rate of 6.090%.
(10)	Encumbered by $7 million in bonds on which there exists a $7 million interest rate swap fixed at 3.945% and maturing on October 24, 2007.
(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.
(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap fixed at 5.287% and maturing on June 15, 2008.
(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.
(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap fixed at 2.770% and maturing on October 24, 2007.
(15)	Encumbered by $6.8 million in bonds on which there exists a $6.8 million rate cap of 6.000% which terminates on October 24, 2007.

ITEM 3.         LEGAL PROCEEDINGS

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the business, financial condition, liquidity or results of operations of the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “MAA” since its initial public offering in February 1994. On March 17, 2003, the reported last sale price of the Company’s common stock on the NYSE was $23.89 per share, and there were approximately 1,500 holders of record of the common stock. The Company estimates there are approximately 13,500 beneficial owners of its common stock. The following table sets forth the quarterly high and low sales prices of the Company’s common stock as reported on the NYSE and the dividends declared by the Company with respect to the periods indicated.

	Sales Prices
			Dividends
	High	Low	Declared

2001:
First Quarter	$23.875	$21.730	$0.585
Second Quarter	$25.750	$22.420	$0.585
Third Quarter	$26.420	$24.400	$0.585
Fourth Quarter	$26.760	$24.400	$0.585

2002:
First Quarter	$26.750	$25.100	$0.585
Second Quarter	$27.420	$25.510	$0.585
Third Quarter	$26.900	$22.250	$0.585
Fourth Quarter	$25.440	$22.000	$0.585

The Company’s quarterly dividend rate is currently $0.585 per common share. The Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

The Company pays a preferential regular distribution on the Series A, Series B, Series C, Series F and Series G Preferred Stock at annual rates of $2.375, $2.21875, $2.34375, $2.3125 and $2.15625 per share, respectively. No distribution may be made on the Company’s common stock unless all accrued distributions have been made with respect to each series of the Company’s preferred stock. No assurance can be given that the Company will be able to maintain its distribution rate on its common stock or make required distributions with respect to the Series A, Series B, Series C, Series F and Series G Preferred Stock.

Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds available for distribution of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

The Company has established the Direct Stock Purchase and Distribution Reinvestment Plan (the “DSPDRP”) under which holders of common stock (and Series A, Series B, Series C, Series F and Series G Preferred Stock) can elect automatically to reinvest their distributions in additional shares of common stock and/or to make optional purchases of common stock free of brokerage commissions and charges of at least $250, but not more than $5,000 in any given month. To fulfill its obligations under the DSPDRP, the Company may either issue additional shares of common stock or repurchase common stock in the open market. The Company may elect to sell shares under the DSPDRP at up to a 5% discount, but did not sell any shares at a discount in 2002.

Information related to securities authorized for issuance under equity compensation plans as required by paragraph (d)(2) of this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 6.         SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for the Company. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Data:
Total revenues	$233,139	$232,961	$227,487	$226,322	$215,543
Expenses:
Property operating expenses	92,842	89,506	86,293	84,885	79,917
Depreciation and amortization	55,263	52,051	51,844	49,903	46,021
Property management and general and administrative expenses	15,298	16,083	14,826	14,479	11,960
Interest	49,448	52,598	50,736	48,302	45,704
Amortization of deferred financing costs	2,712	2,352	2,758	2,854	2,348
Gain on dispositions, net	397	11,933	11,587	10,237	408

Income before minority interest in operating partnership income and extraordinary items	17,973	32,304	32,617	36,136	30,001
Minority interest in operating partnership income	(493)	(2,573)	(2,626)	(2,497)	(2,254)
Extraordinary items	(1,339)	(1,033)	(204)	(67)	(990)

Net income	16,141	28,698	29,787	33,572	26,757
Preferred dividends	16,029	16,113	16,114	16,114	11,430
Amount paid to retire preferred stock in excess of carrying values	2,041	—	—	—	—

Net income available for common shareholders	$(1,929)	$12,585	$13,673	$17,458	$15,327

Per Share Data:
Basic and diluted:
Before extraordinary items	$(0.03)	$0.78	$0.79	$0.93	$0.87
Extraordinary items	(0.08)	(0.06)	(0.01)	—	(0.05)

Net income available per common share	$(0.11)	$0.72	$0.78	$0.93	$0.82

Dividends declared	$2.340	$2.340	$2.325	$2.305	$2.225

Balance Sheet Data:
Real estate owned, at cost	$1,478,793	$1,449,720	$1,430,378	$1,396,743	$1,434,733
Real estate owned, net	$1,192,223	$1,216,933	$1,244,475	$1,248,051	$1,315,368
Total assets	$1,239,467	$1,263,488	$1,303,771	$1,298,823	$1,366,427
Total debt	$803,703	$779,664	$781,089	$744,238	$753,427
Minority interest	$33,405	$43,902	$50,020	$55,550	$61,441
Shareholders’ equity	$338,171	$398,358	$435,356	$464,394	$517,299
Weighted average common shares (000’s):
Basic	17,561	17,427	17,544	18,784	18,725
Diluted	17,561	17,532	17,597	18,808	18,770

Other Data (at end of period):
Market capitalization (shares and units)	$673,431	$709,224	$634,903	$639,095	$670,123
Ratio of total debt to total capitalization(1)	54.4%	52.4%	55.2%	53.8%	52.9%
Number of properties, including joint venture ownership interest	123	122	124	129	129
Number of apartment units, including joint venture ownership interest	33,923	33,411	33,612	33,901	33,831

______________

(1)         Total capitalization is total debt and market capitalization of preferred shares (value based on $25 per share liquidation preference), common shares and partnership units (value based on common stock equivalency).

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Annual Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated lease-up (and rental concessions) at development properties, planned asset dispositions, disposition pricing, and planned acquisition and developments. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following are risks that the Company believes could cause results to differ from projected or forecasted results or could have a material or adverse effect on the Company’s business.

The Company’s Ability To Make Distributions May Be Adversely Affected By Factors Beyond Its Control

The Company’s ability to generate sufficient cash in order to make distributions to its shareholders depends on its ability to generate funds from operations in excess of scheduled principal payments on debt and capital expenditure requirements. Funds from operations and the value of the Company’s properties may be less because of factors which are beyond the Company’s control. Such events or conditions could include:

•          competition from other apartment communities;

•          overbuilding of new apartment units or oversupply of available apartment units in the Company’s markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•          increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;

•          the Company’s inability to rent apartments on favorable economic terms;

•          changes in governmental regulations and the related costs of compliance;

•          changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•          changes in interest rate levels and the availability of financing, which could lead renters to purchase homes (if interest rates drop and home loans are available more readily) or increase the Company’s acquisition and operating costs (if interest rates increase and financing is less readily available);

•          weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•          decisions relating to the dispositions of assets by the Company’s joint ventures; and

•          the relative illiquidity of real estate investments.

Currently, the Company’s funds available for distribution are insufficient to fully finance the payment of distributions to shareholders at the current rate. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant further deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to cut the distribution rate. Any decline in the

Company’s funds from operations or property values because of these factors which are beyond its control could adversely affect the Company’s ability to make distributions to its shareholders and could have a material adverse effect on the Company’s stock price.

Debt Level and Refinancing Risk May Adversely Affect Financial Condition and Operating Results

At December 31, 2003, the Company had total debt outstanding of $803.7 million. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate the Communities or pay distributions required to be paid in order for the Company to maintain its qualification as a REIT. The Company intends to keep its total debt below 60% of the undepreciated book value of its assets, although the Company’s charter and bylaws do not limit its debt levels. Circumstances may cause the Company to exceed that target from time to time. As of December 31, 2002, the Company’s ratio of debt to undepreciated book value was approximately 53%. The Company’s Board of Directors can modify this policy at any time which could allow the Company to become more highly leveraged and decrease its ability to make distributions to its shareholders. In addition, the Company must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect the Company’s financial condition and/or its funds from operations.

Variable Interest Rates May Adversely Affect Our Funds from Operations

At December 31, 2002, approximately $298.8 million of the Company’s debt bore interest at a variable rate. In addition, the Company may incur additional debt in the future that also bears interest at variable rates. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s funds from operations and the amounts available to pay distributions to shareholders. The Company’s $550 million credit facility with Fannie Mae is predominately a floating rate facility, the interest rates on which have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, the Company will be exposed to the risks of varying interest rates.

Increasing Insurance Costs May Negatively Impact Financial Condition

Because the Company has substantial real estate holdings, the cost of insuring its properties is a significant item of expense. Due to the events of September 11, 2001 and other recent disasters, premiums for property and casualty insurance have risen significantly in recent months. If the cost of property and casualty insurance continues to rise, its cost of doing business would likely rise, which may in turn negatively impact the Company’s financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

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

Capitalization of Expenditures and Depreciation of Assets

The Company carries its real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, to 5 years for furniture, fixtures, and equipment, all of which are judgmental determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by the Company in order to elevate the condition of the property to the Company’s standards are capitalized as incurred.

Impairment of Long-Lived Assets, Including Goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The Company evaluates its goodwill for impairment on an annual basis. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

To evaluate goodwill and the recovery value of long-lived assets, the Company estimates future operating cash flows and uses these cash flow estimates to determine the asset’s fair value. In the apartment industry the primary method used for determining fair values is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in the Community’s market or submarket.

Fair Value of Derivative Financial Instruments

The Company utilizes certain derivative financial instruments during the normal course of business to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item must be highly effective. The Company performs effectiveness tests using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the maturity of the hedge. Any amounts determined to be ineffective are recorded in earnings. The fair value of the hedges are recorded to accumulated other comprehensive income.

While the Company’s calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the rates of the hedge and the underlying hedged item are measured by the Company before entering into the hedge and have been highly related.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2002, 2001, and 2000. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2002, the total number of apartment units the Company owned or had an ownership interest in, including the 11 properties containing 3,257 apartment units owned by the Company’s joint ventures was 33,923 in 123 Communities, compared to the 33,411 apartment units in 122 Communities owned at December 31, 2001, and the 33,612 apartment units in 124 Communities owned at December 31, 2000. For properties owned 100% by the Company, the average monthly rental per apartment unit, excluding units in lease-up, increased to $661 at December 31, 2002 from $660 at December 31, 2001 and $642 at December 31, 2000. For these same units, overall occupancy at December 31, 2002, 2001 and 2000 was 91.9%, 92.7% and 94.2%, respectively.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or “GAAP”) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets, plus depreciation and amortization related to real estate, and adjustments for the joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s (“NAREIT”) recommended definition.

The Company’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s results of operations in that such calculation reflects the Company’s ability to support interest payments and general operating expenses before the impact of certain activities such as changes in other assets and accounts payable. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The Company views the amount paid to retire preferred stock in excess of carrying values as experienced in 2002 in relation to the retirement of its Series E Preferred Stock as comparable to an extraordinary item for FFO purposes.

FFO decreased during 2002 by approximately $374,000 to $56,838,000 versus $57,212,000 in 2001 and $57,456,000 in 2000, principally because of reduced occupancy and increased concessions at properties owned for more than a year.

Net income decreased during 2002 by approximately $12,557,000 to $16,141,000 versus $28,698,000 in 2001 and $29,787,000 in 2000, principally because 2001 and 2000 experienced net gains of $11,933,000 and $11,587,000, respectively, related to dispositions of assets. In 2002 the Company did not sell any assets. In 2001 and 2000 the Company sold a total of 2,474 units under its disposition strategy, discussed earlier in this Annual Report, and reallocated the majority of the proceeds from those sales to the reduction of debt, the share repurchase program and the completion of development properties.

The following table is a reconciliation of FFO to net income for the three years ended December 31, 2002, 2001 and 2000 (dollars and shares in thousands):

	Years ended December 31,

	2002	2001	2000

Net income	$16,141	$28,698	$29,787
Preferred dividend distribution	16,029	16,113	16,114
Amount paid to retire preferred stock in excess of carrying values	2,041	—	—

Net income/(loss) available for common shareholders	(1,929)	12,585	13,673
Real estate depreciation and amortization	53,906	51,457	51,330
Adjustment for joint ventures depreciation	1,430	1,268	1,210
Minority interest	493	2,573	2,626
Gain on dispositions, net	(397)	(11,933)	(11,587)
(Gain)/loss on sale of non - depreciable assets	(45)	229	—
Extraordinary items - loss on early extinguishment of debt	1,339	1,033	204
Amount paid to retire preferred stock in excess of carrying values	2,041	—	—

Funds from operations	$56,838	$57,212	$57,456

Weighted average shares and units:
Basic	20,415	20,359	20,498
Diluted	20,613	20,464	20,551

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001

Property revenues for 2002 increased by approximately $967,000 due primarily to increases of (i) $2,707,000 from the development communities and (ii) $1,424,000 from the acquisition of the Preston Hills apartments in 2002 (“2002 Acquisitions”). These increases were partially offset by decreases of (i) $2,104,000 due to the sales of the Advantages and Canyon Creek apartments in 2001 (“2001 Dispositions”), and (ii) $1,060,000 from the communities owned throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. As a percentage of total property revenues, property operating expenses increased to 40.0% in 2002 compared to 38.7% in 2001. Property operating expenses for 2002 increased by approximately $3,336,000 due primarily to increases of (i) $589,000 due to the development communities, (ii) $571,000 due to the 2002 Acquisitions, and (iii) $3,051,000 due to the communities owned throughout both periods. These increases were partially offset by a decrease of $875,000 from the 2001 Dispositions.

Real estate taxes and insurance increased approximately $2,356,000 from 2001 to 2002 due to increases of (i) $1,600,000 due to increased insurance costs associated with the renewal of the Company’s property and casualty insurance and (ii) $756,000 due to increases in real estate taxes.

Depreciation and amortization expense increased by approximately $3,212,000 primarily due to increases of (i) $874,000 due to the development communities, (ii) $374,000 due to the 2002 Acquisitions and (iii) $2,306,000 due to the communities owned throughout both periods. These increases were partially offset by a decrease of $342,000 from the 2001 Dispositions.

General and administrative expense increased 2.2% or $143,000 as compared to the prior year. Increases in D&O insurance premiums, bank service charges due to the reduction of cash balances held by the Company throughout the year, increased compensation incentives, increased software maintenance expense, and increased legal and director fees due to new regulatory and compliance requirements were partially offset by a decrease in airplane repairs from the prior year and the absence of an airplane lease in 2002 following the purchase of a plane to reduce expenses.

Property management expenses decreased 9.7% or $928,000 as compared to the prior year. The decrease was mainly due to reductions in bonuses and salaries, reduced health insurance costs and reduced franchise and excise taxes from a one-time settlement in 2001.

Interest expense decreased approximately $3,150,000 due primarily to the Company’s ability to take advantage of the decline in interest rates in the second half of 2001 and throughout 2002. The Company’s average borrowing cost at December 31, 2002 was 5.8% as compared to 6.3% on December 31, 2001. The average maturity on the Company’s debt was 10.9 years at December 31, 2002. Amortization of deferred financing costs was $2,712,000 and $2,352,000 for 2002 and 2001, respectively.

For the year ended December 31, 2002, the Company recorded a net gain on disposition of assets and insurance settlement proceeds totaling $397,000 primarily related to insurance settlements. For the year ended December 31, 2001, the Company recorded a net gain on disposition of assets and insurance settlement proceeds totaling $11,933,000 primarily related to the disposition of two properties during the year.

In 2002, the Company recorded an extraordinary loss of approximately $1,339,000, net of minority interest, mainly due to the early extinguishment of debt from debt refinancings during the year. In 2001, the Company recorded an extraordinary loss of approximately $1,033,000, net of minority interest, from the early extinguishment of debt related to the property dispositions during the year.

As a result of the foregoing, income before minority interest and extraordinary items for the year ended December 31, 2002 decreased by $14,331,000 over 2001.

During 2002 the Company completed the construction of the 244 unit Reserve at Dexter Lake Phase III closing out its development commitments. The Company purchased a 464-unit property in July 2002 which it transferred to its joint venture with Crow Holdings in November of 2002. During 2001 the Company completed development of 365 total apartment units in 2 existing communities and sold 2 communities containing 572 total units.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000

Property revenues for 2001 increased by approximately $5,813,000 due primarily to increases of (i) $7,297,000 from the development communities, (ii) $3,143,000 from the communities owned throughout both periods, and (iii) $1,261,000 from the acquisitions of the Huntington Chase and Indigo Point apartments in 2000 (“2000 Acquisitions”). These increases were partially offset by decreases of (i) $4,394,000 due to the sales of the Pine Trails, MacArthur Ridge, Clearbrook Village, McKellar Woods, Winchester Square, Whispering Oaks, 2000 Wynnton, Riverwind and Hollybrook apartments in 2000 (“2000 Dispositions”), and (ii) $1,494,000 due to the 2001 Dispositions.

Property revenues in 2000 included approximately $787,000 of one-time ancillary income fees from an agreement made with an internet service provider. This agreement was terminated early in 2001.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. As a percentage of total property revenues, property operating expenses remained relatively flat at 38.7% in 2001 compared to 38.3% in 2000. Property operating expenses for 2001 increased by approximately $3,213,000 due primarily to increases of (i) $2,870,000 due to the development communities, (ii) $2,394,000 due to the communities owned throughout both periods, and (iii) $435,000 due to the 2000 Acquisitions. These increases were partially offset by decreases of (i) $1,992,000 from the 2000 Dispositions, and (ii) $494,000 from the 2001 Dispositions.

Depreciation and amortization expense increased by approximately $207,000 primarily due to increases of (i) $971,000 due to the development communities, (ii) $353,000 due to communities owned throughout both periods, and (iii) $288,000 due to the 2000 Acquisitions. These increases were partially offset by decreases of (i) $1,099,000 from the 2000 Dispositions, and (ii) $306,000 from the 2001 Dispositions. Amortization of costs in excess of fair value of net assets (“goodwill”) acquired was $259,000 and $312,000, for 2001 and 2000, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations.

General and administrative expense increased 8.4% or $504,000 as compared to the prior year. The most significant items contributing to the increase were unusually high airplane repair and maintenance costs, which increased $167,000, D&O insurance, which increased $110,000 due to increasing premiums, and bank service charges, which increased approximately $141,000 due to the reduction of cash balances held by the Company throughout the year.

Property management expenses increased 8.5% or $753,000 as compared to the prior year. The most significant items contributing to the increase were landscape expenses, which increased by $306,000 predominantly due to increased vendor charges, and franchise and excise taxes, which increased by $261,000 as a result of the settlement of disputed prior years’ tax assessments.

Interest expense increased approximately $1,862,000 due primarily to the movement of capitalized interest to interest expense as development properties were completed in 2001. This increase was partially offset by the Company’s ability to take advantage of the decline in interest rates in the second half of 2001. The Company’s average borrowing cost at December 31, 2001 was 6.3% as compared to 7.1% on December 31, 2000. The average maturity on the Company’s debt was 10.0 years at December 31, 2001. Amortization of deferred financing costs was $2,352,000 and $2,758,000 for 2001 and 2000, respectively.

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

TRENDS

Property revenues during the year ended December 31, 2002, were impacted by general economic weakness and excess supply of apartments, which was evident throughout the majority of the Company’s portfolio. The decrease in new household formations and single family home purchases due to historically low interest rates have affected demand in many of the Company’s markets, which has created extremely competitive leasing environments. These dynamics are expected to continue for the next several quarters. Current occupancy rates, rent growth, and concession levels are not at historical levels and are not expected to improve until the national economy improves.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities remained relatively consistent at $81,076,000 for 2002 compared to $80,577,000 for 2001.

Net cash used in investing activities increased during 2002 to $34,182,000 from $13,179,000 in 2001. This increase was primarily due to (i) the purchase of Preston Hills in 2002 for $33,900,000 whereas in 2001 no acquisitions were made, (ii) in 2002 dispositions totaled $36,891,000, including the transfer of a 2/3 interest in Preston Hills to CH/Realty for $23,000,000, compared to dispositions of $22,645,000 in 2001, and (iii) in 2002, the Company completed $2,270,000 of new construction, compared to $16,497,000 in 2001.

The following table summarizes the Company’s remaining communities in various stages of lease-up, as of December 31, 2002:

	Location	Total Units	Finish Date	Initial Occupancy	Anticipated Stabil- ization

Completed Communities
In Lease-up:
Grand View Nashville	Nashville, TN	433	2Q 2001	3Q 2000	2Q 2003
Reserve at Dexter Lake II	Memphis, TN	244	2Q 2001	1Q 2000	2Q 2003
Reserve at Dexter Lake III	Memphis, TN	244	2Q 2002	2Q 2001	2Q 2003

The Company’s projections assume that the three properties completed but still under lease-up will substantially stabilize during 2003. At December 31, 2002, 797 of the 921 apartments were leased, and the Company believes that the completion of stabilization of these properties in the second quarter of 2003 is highly likely. The Company does not anticipate that its liquidity will be impacted should these properties fail to stabilize in 2003.

Capital improvements to stabilized properties during the 2002 and 2001 totaled $23,083,000 and $19,365,000, respectively. Actual capital expenditures are summarized below (dollars in thousands):

	December 31, 2002	December 31, 2001

Recurring capital expenditures at stabilized properties	$12,123	$12,348
Revenue enhancing capital expenditures at stabilized properties	7,367	6,173
Corporate/commercial capital improvements	3,593	844

	$23,083	$19,365

The increase in corporate/commercial capital improvements for 2002 over 2001 is mainly related to the fire at the Company’s corporate headquarters in March of 2002, for which the Company expects to be reimbursed with insurance proceeds.

Net cash used in financing activities decreased from approximately $71,301,000 for 2001 to approximately $48,492,000 during 2002. During 2002 the Company increased its borrowings under its credit lines by $60,623,000 as compared to a decrease of $12,432,000 in 2001 mainly related to refinancings of individual mortgages and the purchase of the Preston Hills apartments. During 2001, the Company used $3,280,000 to repurchase shares of its common stock. No shares were repurchased during 2002.

In August 2002, the Company negotiated an increase from $309 million to $550 million in the borrowing capacity of its existing secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the “FNMA Facility”). The expanded capacity may be utilized only as additional collateral is pledged to secure the facility. At December 31, 2002 the FNMA Facility had an outstanding balance of $346.8 million on an available borrowing base of $351.8 million. $313 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, while the remaining $237 million expires in 2007, renewable for a 5-year term. The Company plans to utilize the additional facility capacity to refinance debt maturities over the next 18 months.

The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.09%, plus a credit enhancement fee of 0.67% based on the outstanding borrowings. The variable interest rate at December 31, 2002 was 2.1% on variable rate borrowings of $236.8 million. Fixed rate borrowings under the FNMA Facility totaled $110 million at December 31, 2002, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

Compass Bank provides an unsecured credit facility to the Company. Outstanding borrowings under this facility at December 31, 2002 were $10 million.

The Company currently maintains a $70 million secured credit facility with a group of banks led by AmSouth Bank. There was $503,000 outstanding under this facility at December 31, 2002. Available borrowing base capacity under this facility was $33.1 million at December 31, 2002.

Each of the Company’s credit facilities is subject to various covenants and conditions on usage. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has five interest rate swaps with a total notional balance of $125 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 6.9%. The swaps have expirations between 2003 and 2007, and have to date proven to be highly effective hedges of the Company’s designated variable rate borrowings of its FNMA Facility. The Company has designed these interest rate swaps as cash flow hedges on its FNMA Facility. Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods of $125 million of variable rate borrowings issued through the FNMA Facility, leaving only $111,839,000 of the FNMA Facility of which the interest rate has not been fixed or hedged. Additionally, the Company has a $46,690,000 Tax-Free Bond Facility with FNMA. The Company has three interest rate swaps with a total notional amount of $34,790,000 which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 4.2%. These swaps expire in 2007 and 2008, and have to date proven to be highly effective hedges of the designated borrowings of the Tax-Free Bond Facility. The Company also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility. The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index.

The Company has also executed five forward interest rate swaps with a total notional balance of $175 million all of which go into effect in 2003. The variable legs of these forward interest rate swaps are based on three-month LIBOR and the fixed legs have an average rate of 5.2%. The swaps have lives from two to seven years and are designated as cash flow hedges on future planned refinancings.

In 2003, the Company had approximating $151 million of debt maturing including the $142 million of bond indebtedness of Mid-America Capital Partners, L.P., which it funded by debt issued under the FNMA Facility. The rate on the maturing debt is 6.5% and the rate on the replacement debt which has been pre-set through forward interest rate swaps is 5.6%.

The weighted average interest rate and the weighted average maturity at December 31, 2002, for the $803.7 million of debt outstanding were 5.8% and 10.9 years, compared to 6.3% and 10.0 years on $779.66 million of debt outstanding at December 31, 2001.

On October 16, 2002, the Company closed the sale of 474,500 shares of a new 9¼% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) at $25 per share for an aggregate principal amount of $11.75 million.

On October 28, 2002, the Company privately placed 400,000 shares of a new 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) at $25 per share for an aggregate principal amount of $10 million.

The net proceeds from the issuances of the Series F Preferred Stock and Series G Preferred Stock along with $5 million of debt were used to repurchase and retire all of the 1,000,000 shares of the Company’s Series E Cumulative Redeemable Preferred Stock at a 7% premium (totaling $2.0 million including the write-off of previous issuance costs) for an aggregate purchase price of $26.75 million.

The Company believes that it has adequate resources to fund both its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for nearly $400 million of the Company’s debt. The market for FNMA DMBS, which in the Company’s experience is highly effective with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code. The Company has loan covenants that limit the total amount of distributions, but believes that it is unlikely that these will be a limiting factor on the Company’s future levels of distributions based on the Company’s current range of forecast of operating performance. The Company expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, preferred stock redemptions, expansions, and non-recurring capital expenditures, through long and medium term collateralized fixed rate borrowings, potential joint venture transactions and the Company’s credit facilities.

Currently, the Company’s operating cash flow is insufficient to fully finance the payment of distributions to shareholders at the current rate. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant further deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to cut the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt as of December 31, 2002 (dollars in 000’s):

Long-Term Debt

2003	$164,484
2004	75,321
2005	3,891
2006	39,990
2007	3,427
Thereafter	516,590

Total	$803,703

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint venture with Blackstone was established in order to raise capital through asset sales to fund development while acquiring management fees to help offset the reduction in revenues from the sale. The Company’s joint venture with Crow Holdings was established to acquire approximately $150 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 10.

The Company’s investments in its real estate joint ventures are unconsolidated and are recorded on the equity method as the Company does not have a controlling interest in either joint venture. The Company does have mezzanine loans for $3.4 million at an average rate of 9.6% and $4.7 million at an average rate of 9% with the joint ventures with Blackstone and Crow Holdings, respectively.

INSURANCE

The Company put in place a new insurance program effective July 1, 2002. The program is substantially the same as last year, but includes greater retention levels for liability and workers’ compensation insurance. The Company was later able to have the foreign terrorism exclusion lifted and retains the first $15 million of loss. In the opinion of management, property and casualty insurance is in place that provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company’s liquidity, financial position, or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002. The impact of adopting Statement 145 in 2003 will result in the Company presenting early extinguishments of debt as a component of operating income as opposed to an extraordinary item.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting Statement 146 is not expected to be material to the Company’s consolidated financial condition or results of operations taken as a whole.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation 45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative transition methods for voluntary changes to the fair value method of accounting for stock-based employee compensation. Statement 148 is to be adopted for fiscal years ending after December 15, 2002. In addition, Statement 148 requires modified disclosures which can be found in Note 1.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Interpretation 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. Interpretation 46 is to be adopted for fiscal years or interim periods beginning after June 15, 2003. Interpretation 46 requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The impact of adopting Interpretation 46 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 2002, 54% of the Company’s total capitalization consisted of borrowings. The Company’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for trading purposes. Approximately 83% of the Company’s outstanding debt was subject to fixed rates with a weighted average of 6.6% at December 31, 2002. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps and the Company’s interest rate cap, the table presents the notional amount of the swaps and cap and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in 000’s).

	2003	2004	2005	2006	2007	Total Thereafter	Total	Fair Value

Long - term Debt
Fixed Rate*	$151,057	$71,168	$—	$59,162	$—	$223,524	$504,911	$470,379
Average interest rate	6.50%	7.03%	0.00%	6.17%	0.00%	6.90%	6.71%
Variable Rate*	$10,000	$503	$—	$—	$—	$288,289	$298,792	$298,792
Average interest rate	2.69%	2.73%	0.00%	0.00%	0.00%	2.12%	2.14%

Interest Rate Swaps
Variable to Fixed	$25,000	$—	$50,000	$25,000	$42,800	$16,990	$159,790	$(28,100)
Average Pay Rate	7.17%	0.00%	6.80%	7.39%	5.04%	5.15%	5.18%
Interest Rate Cap
Variable to Fixed	$—	$—	$—	$—	$6,805	$—	$6,805	$16
Average Pay Rate	0.00%	0.00%	0.00%	0.00%	6.00%	0.00%	6.00%

______________

*         Excluding the effect of interest rate swap and cap agreements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors’ Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-24 of this Annual Report on Form 10-K.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has investments in two unconsolidated entities which are not under its control. Consequently, the Company’s disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was completed.

Special Note Regarding Analyst Reports

Investors should also be aware that while the Company’s management does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report on Form 10-K:

1.	Independent Auditors’ Report	F – 1
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F – 2
	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F – 3
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F – 4
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F – 5
	Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000	F – 6

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 14:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2002	F – 21

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Numbers	Exhibit Description

3.1+	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994

3.2******	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994

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

3.6+	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated December 15, 1997, as filed with the Tennessee Secretary of State on December 31, 1997

3.7++	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998

3.8++++	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated December 28, 1998, as filed with the Tennessee Secretary of State on December 28, 1998

3.9*	Bylaws of Mid-America Apartment Communities, Inc.

4.1+	Form of Common Share Certificate

4.2****	Form of 9.5% Series A Cumulative Preferred Stock Certificate

4.3*****	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate

4.4+++	Form of 9.375% Series C Cumulative Preferred Stock Certificate

4.5++++	Form of 9.5% Series E Cumulative Preferred Stock Certificate

4.6++++	Shareholder Protection Rights Plan dated March 1, 1999

10.1###	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership

10.2+++++	Employment Agreement between the Registrant and George E. Cates dated December ___, 1999

10.3+++++	Employment Agreement between the Registrant and H. Eric Bolton dated December ___, 1999

10.4+++++	Employment Agreement between the Registrant and Simon R.C. Wadsworth dated December ___, 1999

10.5#	Third Amended and Restated 1994 Restricted Stock and Stock Option Plan

10.6++++	Revolving Credit Agreement between the Registrant and AmSouth Bank dated March 16, 1998

10.7+++++	Sixth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated November 12, 1999

10.8##	Seventh Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated July 21, 2000

10.9###	Eighth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated April 19, 2001

10.10+++++	Master Credit Facility Agreement between the Registrant and WMF Washington Mortgage Corp. dated November 10, 1999

10.11+	Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.12+	Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

11.1	Statement re: computation of per share earnings (included within the Form 10-K)

12.1	Statement re: computation of ratios (definition of ratios used are disclosed as footnotes on the related table(s) within the Form 10-K)

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

______________

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11/A (SEC File No. 33-69434) filed on January 21, 1994

**	Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996

***	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on November 19, 1997

****	Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996

*****	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on November 19, 1997

******	Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1996

+	Filed as an exhibit to the 1997 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1997

++	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on June 26, 1998

+++	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on June 26, 1998

++++	Filed as an exhibit to the 1998 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1998

+++++	Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999

#	Filed as an exhibit to the Registrant’s Proxy Statement for the 2000 Annual Meeting of Shareholders

##	Filed as an exhibit to the 2000 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000

###	Filed as an exhibit to the 2001 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2001

(b)       Reports on Form 8-K

The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2002:

Form	Events Reported	Date of Report

8-K	Intent to Offer Series F Cumulative Redeemable Preferred Stock	10/2/2002
8-K	Certification Pursuant to Section 906 of Sarbanes-Oxley Act	10/2/2002
8-K/A	1Q02 Conference Call Transcript and Earnings Release	10/10/2002
8-K/A	2Q02 Conference Call Transcript and Earnings Release	10/10/2002
8-K/A	4Q01 Conference Call Transcript and Earnings Release	10/10/2002
8-K/A	4Q01 Earnings Release	10/10/2002
8-K	Statement Regarding Computations of Ratios – Series F	10/10/2002
8-K	Opinions of Validity and Certain Tax Matters – Series F	10/11/2002
8-K	Completion of Series F Preferred Stock Offering	10/11/2002
8-K/A	Statement Regarding Computations of Ratios – Series F	10/11/2002
8-K	Underwriting Agreement and Articles of Amendment – Series F	10/15/2002
8-K	Completion of Series E Preferred Stock Buyback	10/29/2002
8-K	3Q02 Conference Call Transcript and Earnings Release	11/1/2002
8-K	Investor Update Presentation	11/6/2002

(c)      Exhibits:

See Item 14(a)(3) above.

(d)      Financial Statement Schedules:

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Date: March 27, 2003	/s/ H. Eric Bolton, Jr.

H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 27, 2003	/s/ H. Eric Bolton, Jr.

H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2003	/s/ Simon R.C. Wadsworth

Simon R.C. Wadsworth Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2003	/s/ Alan Graf

Alan Graf Director

Date: March 27, 2003	/s/ John S. Grinalds

John S. Grinalds Director

Date: March 27, 2003	/s/ Ralph Horn

Ralph Horn Director

Date: March 27, 2003	/s/ Michael S. Starnes

Michael S. Starnes Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule III: Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company as of December 31, 2002 and 2001, and the results of the their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Memphis, Tennessee February 10, 2003

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001

Assets:
Real estate assets:
Land	$124,130	$124,993
Buildings and improvements	1,290,478	1,265,327
Furniture, fixtures and equipment	34,531	32,290
Construction in progress	3,223	10,915

	1,452,362	1,433,525
Less accumulated depreciation	(283,593)	(229,913)

	1,168,769	1,203,612

Land held for future development	1,366	1,366
Commercial properties, net	7,088	4,910
Investment in and advances to real estate joint ventures	15,000	7,045

Real estate assets, net	1,192,223	1,216,933

Cash and cash equivalents	10,594	12,192
Restricted cash	7,463	11,240
Deferred financing costs, net	10,296	10,415
Other assets	18,891	12,708

Total assets	$1,239,467	$1,263,488

Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$803,703	$779,664
Accounts payable	464	1,219
Accrued expenses and other liabilities	55,372	31,691
Security deposits	4,406	4,514
Deferred gain on disposition of properties	3,946	4,140

Total liabilities and deferred gain	867,891	821,228

Minority interest	33,405	43,902

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$170,333,250 or $25 per share liquidation preference:
2,000,000 shares at 9.5% Series A Cumulative	20	20
1,938,830 shares at 8.875% Series B Cumulative	19	19
2,000,000 shares at 9.375% Series C Cumulative	20	20
9.5% Series E Cumulative, 0 and 1,000,000 shares at December 31, 2001,and December 31, 2002, respectively	—	10
474,500 shares at 9.25% Series F Cumulative	5	—
400,000 shares at 8.625% Series G Cumulative	4	—
Common stock, $.01 par value (authorized 50,000,000 shares;
issued 17,840,183 and 17,452,678 shares at
December 31, 2002 and December 31, 2001, respectively)	178	175
Additional paid-in capital	558,479	552,705
Other	(4,299)	(774)
Accumulated distributions in excess of net income	(188,155)	(145,061)
Accumulated other comprehensive loss	(28,100)	(8,756)

Total shareholders’ equity	338,171	398,358

Total liabilities and shareholders’ equity	$1,239,467	$1,263,488

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share data)

	2002	2001	2000

Revenues:
Rental revenues	$224,120	$223,410	$219,039
Other property revenues	8,039	7,782	6,340

Total property revenues	232,159	231,192	225,379

Interest and other non-property income	737	1,310	1,526
Management and fee income, net	775	755	739
Equity in loss of real estate joint ventures	(532)	(296)	(157)

Total revenues	233,139	232,961	227,487

Expenses:
Property operating expenses:
Personnel	26,267	24,704	24,268
Building repairs and maintenance	9,387	9,443	9,701
Real estate taxes and insurance	28,950	26,594	25,021
Utilities	11,351	11,893	10,481
Landscaping	6,210	6,278	6,027
Other operating	10,677	10,594	10,795
Depreciation and amortization	55,263	52,051	51,844

	148,105	141,557	138,137
Property management expenses	8,633	9,561	8,808
General and administrative expenses	6,665	6,522	6,018
Interest expense	49,448	52,598	50,736
Amortization of deferred financing costs	2,712	2,352	2,758

Total expenses	215,563	212,590	206,457

Income before gain on disposition of assets and insurance settlement proceeds, minority interest in operating partnership income and extraordinary items	17,576	20,371	21,030
Net gain on disposition of assets and insurance settlement proceeds	397	11,933	11,587

Income before minority interest in operating partnership income and extraordinary items	17,973	32,304	32,617
Minority interest in operating partnership income	493	2,573	2,626

Income before extraordinary items	17,480	29,731	29,991
Extraordinary items - loss on debt extinguishment, net of minority interest	(1,339)	(1,033)	(204)

Net income	16,141	28,698	29,787
Preferred dividend distribution	16,029	16,113	16,114
Amount paid to retire preferred stock in excess of carrying values	2,041	—	—

Net income (loss) available for common shareholders	$(1,929)	$12,585	$13,673

Net income(loss) available per common share:
Basic (in thousands):
Average common shares outstanding	17,561	17,427	17,544

Basic earnings per share:
Net income (loss) available per common share
before extraordinary items	$(0.03)	$0.78	$0.79
Extraordinary items	(0.08)	(0.06)	(0.01)

Net income (loss) available per common share	$(0.11)	$0.72	$0.78

Diluted (in thousands):
Average common shares outstanding	17,561	17,427	17,544
Effect of dilutive stock options	—	105	53

Average dilutive common shares outstanding	17,561	17,532	17,597

Diluted earnings per share:
Net income (loss) available per common share	$(0.03)	$0.78	$0.79
before extraordinary items
Extraordinary items	(0.08)	(0.06)	(0.01)

Net income (loss) available per common share	$(0.11)	$0.72	$0.78

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Other	Accumulated Distributions in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Loss	Total

BALANCE DECEMBER 31, 1999	6,939	$ 69	17,972	$ 180	$ 563,057	$ (1,053)	$ (89,869)	$ (7,990)	$ —	464,394
Net income	—	—	—	—	—	—	29,787	—	—	29,787
Retire treasury stock	—	—	(356)	(4)	(7,986)	—	—	7,990	—	—
Repurchase of common shares (Note 7)	—	—	(259)	(3)	(6,087)	—	—	—	—	(6,090)
Issuance of common shares	—	—	60	1	1,371	—	—	—	—	1,372
Exercise of stock options	—	—	1	—	22	—	—	—	—	22
Restricted shares issued to officers and directors (Note 8)	—	—	16	—	359	(359)	—	—	—	—
Notes receivable issued for shares (Note 8)	—	—	53	1	1,218	(206)	—	—	—	1,013
Amortization of LESOP Provision employee advances (Note 8)	—	—	—	—	—	327	—	—	—	327
Shares issued in exchange for units	—	—	20	—	365	—	—	—	—	365
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	853	—	—	—	—	853
Amortization of unearned compensation	—	—	—	—	—	120	—	—	—	120
Dividends on common stock ($2.32 per share)	—	—	—	—	—	—	(40,693)	—	—	(40,693)
Dividends on preferred stock	—	—	—	—	—	—	(16,114)	—	—	(16,114)

BALANCE DECEMBER 31, 2000	6,939	69	17,507	175	553,172	(1,171)	(116,889)	—	—	435,356
Comprehensive income:
Net income	—	—	—	—	—	—	28,698	—	—	28,698
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	—	(8,756)	(8,756)

Comprehensive income										19,942

Repurchase of common shares (Note 7)	—	—	(129)	(1)	(3,279)	—	—	—	—	(3,280)
Issuance of common shares	—	—	39	1	969	—	—	—	—	970
Exercise of stock options	—	—	5	—	124	—	—	—	—	124
Restricted shares issued to officers and directors (Note 8)	—	—	5	—	120	(120)	—	—	—	—
Amortization of LESOP Provision employee advances (Note 8)	—	—	—	—	—	372	—	—	—	372
Shares issued in exchange for units	—	—	26	—	433	—	—	—	—	433
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	1,166	—	—	—	—	1,166
Amortization of unearned compensation	—	—	—	—	—	145	—	—	—	145
Dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(40,757)	—	—	(40,757)
Dividends on preferred stock	—	—	—	—	—	—	(16,113)	—	—	(16,113)

BALANCE DECEMBER 31, 2001	6,939	69	17,453	175	552,705	(774)	(145,061)	—	(8,756)	398,358
Comprehensive loss:
Net income	—	—	—	—	—	—	16,141	—	—	16,141
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	—	(19,344)	(19,344)

Comprehensive loss										(3,203)

Issuance of common shares	—	—	53	1	1,334	—	—	—	—	1,335
Registration of common shares	—	—	—	—	(28)	—	—	—	—	(28)
Exercise of stock options	—	—	48	—	1,053	—	—	—	—	1,053
Restricted shares issued to officers and directors (Note 8)	—	—	104	1	2,665	(2,625)	—	—	—	41
Notes receivable issued for shares (Note 8)	—	—	—	—	—	(1,525)	—	—	—	(1,525)
Amortization of LESOP Provision employee advances (Note 8)	—	—	—	—	—	486	—	—	—	486
Shares issued in exchange for units	—	—	182	1	2,602	—	—	—	—	2,603
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	1,571	—	—	—	—	1,571
Amortization of unearned compensation	—	—	—	—	—	139	—	—	—	139
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(41,165)	—	—	(41,165)
Redemption of preferred stock	(1,000)	(10)	—	—	(24,699)	—	(2,041)	—	—	(26,750)
Issuance of preferred stock	874	9	—	—	21,276	—	—	—	—	21,285
Dividends on preferred stock	—	—	—	—	—	—	(16,029)	—	—	(16,029)

BALANCE DECEMBER 31, 2002	6,813	$ 68	17,840	$ 178	$ 558,479	$ (4,299)	$ (188,155)	$ —	$ (28,100)	$ 338,171

See accompanying notes to consolidated financial statement.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$16,141	$28,698	$29,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,975	54,403	54,602
Amortization of unearned stock compensation	625	145	120
Equity in loss of real estate joint ventures	532	296	157
Minority interest in operating partnership income	493	2,573	2,626
Extraordinary items	1,339	1,033	204
Net gain on dispositions and insurance settlement proceeds	(397)	(11,933)	(11,587)
Changes in assets and liabilities:
Restricted cash	3,777	6,232	(4,935)
Other assets	(2,883)	3,062	(2,475)
Accounts payable	(755)	(521)	(382)
Accrued expenses and other	4,337	(3,314)	3,175
Security deposits	(108)	(97)	(128)

Net cash provided by operating activities	81,076	80,577	71,164

Cash flows from investing activities:
Purchases of real estate and other assets	(37,233)	(251)	(14,799)
Improvements to existing real estate assets	(23,083)	(19,365)	(17,469)
Construction of units in progress and future development	(2,270)	(16,497)	(53,389)
Distributions from real estate joint venture	275	289	267
Contributions to real estate joint ventures	(4,054)	—	—
Note issued to real estate joint venture	(4,708)	—	—
Proceeds from disposition of real estate assets	36,891	22,645	58,428

Net cash used in investing activities	(34,182)	(13,179)	(26,962)

Cash flows from financing activities:
Net change in credit lines	60,623	(12,432)	(32,393)
Proceeds from notes payable	11,900	110,641	75,000
Principal payments on notes payable	(49,625)	(100,823)	(15,559)
Payment of deferred financing costs	(2,896)	(3,067)	(2,186)
Repurchase of common stock	—	(3,280)	(6,090)
Proceeds from issuances of common shares and units	875	1,466	2,734
Distributions to unitholders	(6,710)	(6,936)	(6,898)
Dividends paid on common shares	(41,165)	(40,757)	(40,693)
Dividends paid on preferred shares	(16,029)	(16,113)	(16,114)
Proceeds from isssuance of preferred stock	21,285	—	—
Redemption of Preferred Stock	(26,750)	—	—

Net cash used in financing activities	(48,492)	(71,301)	(42,199)

Net increase (decrease) in cash and cash equivalents	(1,598)	(3,903)	2,003

Cash and cash equivalents, beginning of year	12,192	16,095	14,092

Cash and cash equivalents, end of year	$10,594	$12,192	$16,095

Supplemental disclosure of cash flow information:
Interest paid	$49,786	$52,658	$50,277
Supplemental disclosure of noncash investing and financing activities:
Assumption of debt related to property acquisitions	$—	$—	$9,559
Conversion of units for common shares	$2,602	$433	$365
Issuance of restricted common shares	$2,665	$120	$238
Interest capitalized	$239	$1,382	$3,730

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2002, 2001 and 2000

1.         Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, develops, constructs, acquires and operates multifamily apartment communities mainly in the southeastern United States, and in Texas. The company owns and operates 112 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”) and its subsidiary, Mid-America Capital Partners, L.P. (“MACP”). MACP is a special purpose entity established in 1997 to issue first mortgage bonds. The Company also owns a 33.33% interest in two separate real estate joint ventures which own respectively, 10 and 1 apartment communities, for which the Company provides management services.

Basis of Presentation

The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, MACP, and all other subsidiaries (“the Company”). The Company owns 51% to 100% of all consolidated subsidiaries. The Company uses the equity method of accounting for its investments in 20 to 50 percent-owned entities for which the Company does not have the ability to exercise control. All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership (“Operating Partnership Units”). Mid-America is the sole general partner of the Operating Partnership. Net income is allocated to the minority interest based on their respective ownership percentage of the Operating Partnership. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the minority interest and Mid-America. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

The Company’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2002, 2001 and 2000 was allocated approximately 15.7%, 16.2% and 16.3%, respectively, to holders of Operating Partnership Units and 84.3%, 83.8% and 83.7%, respectively, to Mid-America.

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

Revenue Recognition

The Company leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental and other revenues are recorded when earned which is not materially different than on a straight-line basis.

The Company records all gains and losses on real estate in accordance with SFAS No. 66.

Rental Costs

Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

In conjunction with acquisitions of properties, the Company’s policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

Goodwill and Intangible Assets – Adoption of Statement 142

In July 2001, the Financial Accounting Standard Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (Statement 142), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. Statement 142 also requires intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company adopted Statement 142 as of January 1, 2002 and has since completed the process of evaluating its goodwill balances to determine if any impairment exists. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the Company’s assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then calculated the estimated fair value of each reporting unit and compared it to the carrying amount of each reporting unit.

The Company’s transitional goodwill impairment evaluation and its 2002 annual evaluation indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified.

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

	Years ended December 31,

		2001

	2002	Adjusted	Adjustment	Reported

Income before extraordinary items	$17,480	$29,995	$264	$29,731
Extraordinary items	(1,339)	(1,033)	—	(1,033)

Net income	16,141	28,962	264	28,698
Preferred dividend distribution	16,029	16,113	—	16,113
Amount paid to retire preferred stock in excess of carrying values	2,041	—	—	—

Net income(loss) available for common shareholders	$(1,929)	$12,849	$264	$12,585

Basic earnings per share
Net income(loss) available per common share before extraordinary items	$(0.03)	$0.80	$0.02	$0.78

Extraordinary items	(0.08)	(0.06)	—	(0.06)

Net income(loss) available per common share	$(0.11)	$0.74	$0.02	$0.72

Diluted earnings per share
Net income(loss) available per common share before extraordinary items	$(0.03)	$0.80	$0.02	$0.78
Extraordinary items	(0.08)	(0.06)	—	(0.06)

Net income(loss) available per common share	$(0.11)	$0.74	$0.02	$0.72

	Years ended December 31,

		2000

	2002	Adjusted	Adjustment	Reported

Income before extraordinary items	$17,480	$30,308	$317	$29,991
Extraordinary items	(1,339)	(204)	—	(204)

Net income	16,141	30,104	317	29,787
Preferred dividend distribution	16,029	16,114	—	16,114
Amount paid to retire preferred stock in excess of carrying values	2,041	—	—	—

Net income available for common shareholders	$(1,929)	$13,990	$317	$13,673

Basic earnings per share
Net income available per common share before extraordinary items	$(0.03)	$0.81	$0.02	$0.79
Extraordinary items	(0.08)	(0.01)	—	(0.01)

Net income available per common share	$(0.11)	$0.80	$0.02	$0.78

Diluted earnings per share
Net income available per common share before extraordinary items	$(0.03)	$0.81	$0.02	$0.79
Extraordinary items	(0.08)	(0.01)	—	(0.01)

Net income available per common share	$(0.11)	$0.80	$0.02	$0.78

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments.

Investment In and Advances to Real Estate Joint Ventures

The Company’s investment in its unconsolidated real estate joint ventures are recorded on the equity method as the Company does not have a controlling interest in either joint venture. The portion of the gain realized upon the Company’s sale of apartment communities to the BRE/MAAC joint venture is deferred in proportion to the

Company’s ownership interest in the joint venture. The deferred gain will be amortized over 20 years, which approximates the useful life of the joint venture’s real estate assets.

Deferred Costs and Other Intangibles

Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method.

Derivative Financial Instruments

In the normal course of business, the Company uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the years ended December 31, 2002, and 2001, the ineffective portion of the hedging transactions was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002. The impact of adopting Statement 145 in 2003 will result in the Company presenting early extinguishments of debt as a component of operating income as opposed to an extraordinary item.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting Statement 146 is not expected to be material to the Company’s consolidated financial condition or results of operations taken as a whole.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation 45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative transition methods for voluntary changes to the fair value method of accounting for stock-based employee compensation. Statement 148 is to be adopted for fiscal years ending after December 15, 2002. In addition, Statement 148 requires modified disclosures which can be found in Note 1.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Interpretation 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. Interpretation 46 is to be adopted for fiscal years or interim periods beginning after June 15, 2003. Interpretation 46 requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The impact of adopting Interpretation 46 is not expected to have a material effect on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company adopted the 1994 Restricted Stock and Stock Option Pan (the “Plan”) to provide incentives to attract and retain independent directors, executive officers and key employees. See Note 8 for further details.

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). The Company will continue such accounting under the provisions of APB 25.

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net income(loss) available for common shareholders	$(1,929)	$12,585	$13,673
Add: Stock-based employee compensation expense included in reported net income	—	—	—
Less: Stock-based employee compensation expense determined under fair value method of accounting	189	187	179

Pro forma net income available for common shareholders	$(2,118)	$12,398	$13,494

Average common shares outstanding - Basic	17,561	17,427	17,544
Average common shares outstanding - Diluted	17,561	17,532	17,597

Net income(loss) available per common share:
Basic as reported	$(0.11)	$0.72	$0.78
Basic pro forma	$(0.12)	$0.71	$0.77
Diluted as reported	$(0.11)	$0.72	$0.78
Diluted pro forma	$(0.12)	$0.71	$0.77

Assumptions:
Risk free interest rate	4.30%	4.86%	5.28%
Expected life - Years	6.5	6.8	7.0
Expected volatility	15.45%	13.65%	14.05%
Expected dividends	9.57%	8.90%	10.16%

Reclassification

Certain prior year amounts have been reclassified to conform to 2002 presentation. The reclassifications had no effect on net income available for common shareholders.

2.         Real Estate Joint Ventures

The Company currently owns a 33.33% interest in a joint venture (“Bre/MAAC”) with Blackstone Real Estate Acquisitions, LLC (“Blackstone”) which was formed in 1999 when the Company sold 10 apartment communities containing 2,793 apartment units to Bre/MAAC for $97.9 million. The following is a summary of the financial position of Bre/MAAC as of December 31, 2002 (dollars in 000’s):

Assets
Real Estate Assets, Gross	$105,926
Real Estate Assets, Net	92,087
Other Assets	3,789

Total Assets	$95,876

Liabilities and Equity
Mortgage Debt	$80,532
Debt – Mid-America Apartments, LP	3,418
Other Liabilities	3,675
Equity	8,251

Total Liabilities and Equity	$95,876

Total Revenues	$18,555
NOI	$10,029
Depreciation Expense	$4,160
Net Loss	$989

The Company earns interest on its loan to Bre/MAAC at an average interest rate of 9.6% and manages the communities for a fee of 4% of revenues. Upon the original sale of the assets to Bre/MAAC, the Company recognized a gain of approximately $9.0 million and deferred gains for the Company’s retained interest of approximately $4.8 million. Distributions to Blackstone from one of the properties is subject to a minimum threshold, supported by the Company’s share of distributions from the joint venture, which reduced the Company’s share of total distributions by $121,000 in 2002. Effective April 2002, each partner’s interest became subject to a “right of first offer” in which the Offeror can offer to sell its investment in any one or more properties to the other partner (the Offeree). In the event the Offeree declines to purchase the Offeror’s investment, the property is then put up for sale.

The Company also currently owns a 33.33% interest in a joint venture (“CH/Realty”) with Crow Holdings which was formed in 2002 when the Company transferred ownership of the Preston Hills apartments into the joint venture. The following is a summary of the financial position of CH/Realty as of December 31, 2002 (dollars in 000’s):

Assets
Real Estate Assets, Gross	$34,065
Real Estate Assets, Net	33,942
Other Assets	686

Total Assets	$34,628

Liabilities and Equity
Mortgage Debt	$17,500
Debt – Mid-America Apartments, LP	4,708
Other Liabilities	200
Equity	12,220

Total Liabilities and Equity	$34,628

Total Revenues	$403
NOI	$231
Depreciation Expense	$123
Net Income	$5

The Company earns interest on its loan to CH/Realty at an average interest rate of 9% and manages the communities for a fee of 4% of revenues.

Investments in and advances to real estate joint ventures consisted of the following at December 31, 2002, and 2001, respectively: investment in Bre/MAAC: $2.8 million and $3.6 million, investment in CH/Realty: $4.1 million and $0, advances to Bre/MAAC: $3.4 million and $3.4 million, and advances to CH/Realty: $4.7 million and $0. The equity in loss on real estate joint ventures for the year ended December 31, 2002 represents the Company’s 33.33% share of both Bre/MAAC and CH/Realty’s net loss less amounts due to Blackstone under the terms of the minimum threshold as described above.

3.         Borrowings

The Company maintains a $550 million secured credit facility with Prudential Mortgage Capital, credit- enhanced by FNMA (the “FNMA Facility”). $313 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, while the remaining $237 million expires in 2007, renewable for a 5-year term. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of .09%, plus a fee of .67%. Borrowings under the FNMA Facility totaled $346.8 million at December 31, 2002, consisting of $110 million under the fixed portion at a rate of 7.179% and the remaining $236.8 million under the variable rate portion of the facility. The average variable interest rate of the facility at December 31, 2002 was 2.15%. The Company has five interest rate swap agreements, totaling $125 million to lock the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facility at approximately 6.9%. The swaps are highly effective and are designed as cash flow hedges. The FNMA Facility is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.

Additionally, the Company has a $46.7 million Tax-Free Bond Facility with FNMA. $34.8 million of the facility is swapped on the BMA Municipal Swap Index. The swaps expire in 2007 and 2008 and effectively fix interest rates at 4.2% through this period, which is a highly effective hedge.

The Company also maintains a $70 million secured credit facility with a group of banks led by AmSouth Bank (the “AmSouth Credit Line”). The AmSouth Credit Line bears an interest rate of LIBOR plus a spread ranging from 1.35% to 1.75% (1.35% at December 31, 2002) based on certain quarterly coverage calculations established by the agreement. This credit line expires in May 2003 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2002, the Company had $33.1 million available to be borrowed under the AmSouth Credit Line agreement with $503,000 outstanding at an interest rate of 2.73% under this facility and $10.1 million of letters of credit, predominately used to credit-enhance certain tax-free bonds.

The Company also had outstanding at December 31, 2002 a $10 million unsecured short-term note payable with Compass Bank at an interest rate of 2.69%, which matured in January 2003.

At December 31, 2002, the Company had $122.3 million (after considering the impact of interest rate swap and cap agreements) variable rate debt outstanding at an average interest rate of 2.1% and an additional $9.9 million (after considering the impact of interest rate swap and cap agreements) of tax-free variable rate debt outstanding at an average rate of 2.5%. The interest rate on all other debt was hedged or fixed at an average interest rate of 6.6%.

The Company had approximately $446.4 million and $482.9 million at December 31, 2002 and 2001, respectively, outstanding under various mortgage notes and bonds payable secured by real estate assets.

The Company had outstanding at December 31, 2002, $142 million aggregate principal amount of 6.376% bonds due in 2003 (the “Bonds”). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in 26 mortgaged properties. On March 3, 2003 these bonds were refinanced through the FNMA Facility.

During 2002, the Company refinanced multiple properties and moved them under the FNMA facility. The Company also refinanced four tax-free bonds representing $29.7 million and moved them into the Tax-Free Bond Facility with FNMA. The Company incurred a prepayment penalty of approximately $1,339,000, net of minority interest, related to the early extinguishment of the debt which is included in “Extraordinary items – loss on early extinguishment of debt” in the accompanying financial statements.

During 2001, the Company refinanced multiple properties and moved them under the FNMA facility. The Company also refinanced three tax-free bonds and moved them into a new tax-free bond credit facility with Prudential Mortgage Capital, credit-enhanced by FNMA. The Company incurred a prepayment penalty of approximately $1,033,000, net of minority interest, related to the early extinguishment of the debt which is included in “Extraordinary items – loss on early extinguishment of debt” in the accompanying financial statements.

As of December 31, 2002, the Company estimated that the weighted average interest rate on the Company’s debt was 5.8% with an average maturity of 10.9 years.

The following table summarizes the Company’s indebtedness at December 31, 2002, and 2001 (dollars in millions):

	Actual Interest Rates	Average Interest Rate	Maturity	2002	2001

Fixed Rate:
Taxable	5.770-9.006%	6.843%	2003-2037	$416.9	$451.5
Tax-exempt	5.281-7.594%	6.081%	2019-2028	88.0	101.9
Interest rate swaps	2.770-7.413%	6.304%	2005-2008	159.8	142.0
Interest rate cap	2.395%	2.395%	2007	6.8	0

				$671.5	$695.4

Variable Rate:(1)
Taxable	2.039-2.730%	2.120%	2003-2014	$122.3	$61.7
Tax-exempt	2.395-2.650%	2.518%	2028-2032	9.9	22.6

				$132.2	$84.3

				$803.7	$779.7

______________

(1)       Amounts are adjusted to reflect interest rate swap and cap agreements which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

Scheduled principal repayments on the borrowings at December 31, 2002 are as follows (dollars in thousands):

Year	Amortization	Maturities	Total

2003	$3,512	$160,972	$164,484
2004	3,650	71,671	75,321
2005	3,891	—	3,891
2006	3,980	36,010	39,990
2007	3,427	—	3,427
Thereafter	107,180	409,410	516,590

	$125,640	$678,063	$803,703

The Company’s indebtedness includes various restrictive financial covenants. The Company believes that it was in compliance with these covenants as of December 31, 2002.

4.         Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 31, 2002 and 2001 total $504.9 million and $553.4 million, respectively, and have an estimated fair value of $470.4 million and $515.0 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2002 and 2001. The carrying value of variable rate notes payable (excluding the effect of interest rate swap agreements) at December 31, 2002 and 2001 total $298.8 million and $246.3 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates. The carrying value of interest rate swap agreements at December 31, 2002 and 2001 total $159.8 million and $142.0 million, respectively, and have an estimated fair value of ($28.1) million and ($8.8) million based upon interest rates available for interest rate swaps with similar terms and remaining maturities as of December 31, 2002 and 2001. The fair market value of the Company’s interest rate cap agreement with a notional amount of $6.8 million was approximately $16,000 at December 31, 2002. The Company had not entered into any interest rate caps as of December 31, 2001.

The fair value estimates presented herein are based on information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

5.         Commitments and Contingencies

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, with advice of legal counsel, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

The Company had total expenses related to operating leases for the years ended December 31, 2002, 2001, and 2000 of $16,000, $527,000 and $407,000, respectively.

The Company has no commitments for the next five years under operating lease agreements outstanding at December 31, 2002.

6.         Income Taxes

No provision for federal income taxes has been made in the accompanying consolidated financial statements. The Company has made an election to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Code. As a REIT, the Company generally is not subject to Federal income tax to the extent it distributes 90% of its REIT taxable income to its shareholders and meets certain other tests relating to the number of shareholders, types of assets and allocable income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to the Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2001 and 2000 and the estimated taxability for 2002:

	2002	2001	2000

Per common share
Ordinary income	$1.16	$1.28	$1.31
Capital gains	—	.32	.25
Return of capital	1.18	.74	.76

Total	$2.34	$2.34	$2.32

7.         Shareholders’ Equity

Series A Preferred Stock

Series A Cumulative Preferred Stock (“Series A Preferred Stock”) has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. The Company has outstanding 2,000,000 Series A Preferred shares for which it received net proceeds of $47.8 million. Since November 1, 2001, the Series A Preferred shares have been redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

Series B Preferred Stock

Series B Cumulative Preferred Stock (“Series B Preferred Stock”) has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly. The Company has outstanding 1,938,830 Series B Preferred shares for which it received net proceeds of $46.6 million. Since December 1, 2002, the Series B Preferred shares have been redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

Series C Preferred Stock

Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) has a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.34375 per share, payable quarterly. The Company has outstanding 2,000,000 Series C Preferred shares for which it received net proceeds of $48.1 million. On and after June 30, 2003, the Series C Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

Series D Preferred Stock - Shareholders Rights Plan

The Board of Directors authorized a Shareholders Rights Plan (the “Rights Plan”). In implementing the Rights Plan, the Board declared a distribution of one right for each of the Company’s outstanding common shares which would become exercisable only if a person or group (the “Acquiring Person”) becomes the beneficial owner of 10% or more of the common shares or announces a tender or exchange offer that would result in ownership of

10% of the Company’s common shares. The rights will trade with the Company’s common stock until exercisable. Each holder of a right, other than the Acquiring Person, is in that event entitled to purchase one common share of the Company for each right at one half of the then current price.

Series E Preferred Stock

In 2002, the Company redeemed all of the outstanding shares of its Series E Cumulative Preferred Stock (“Series E Preferred Stock”) which had been issued in a direct placement with a private investor. The Company used the proceeds from two new preferred stock issuances along with $5 million of debt proceeds to redeem all of the 1,000,000 outstanding shares at a 7% premium (totaling $1.75 million) for an aggregate purchase price of $26.75 million.

Series F Preferred Stock

In 2002, The Company issued Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.3125 per share, payable monthly. The Company has outstanding 474,500 Series F Preferred shares for which it received an aggregate principal amount of $11.9 million. On and after October 16, 2007, the Series F Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

Series G Preferred Stock

In 2002, The Company issued Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. The Company has outstanding 400,000 Series G Preferred shares issued in a direct placement with a private investor for which it received an aggregate principal amount of $10.0 million. On or after October 10, 2004, the Company may give notice of its intent to redeem all or part of the Series G Preferred Stock beginning on or after October 10, 2005 in increments of $1 million. On or after October 10, 2004, the investor may give notice of its intent to put all or part of the Series G Preferred Stock beginning on or after October 10, 2005 in increments of $1 million.

Direct Stock Purchase and Distribution Reinvestment Plan

The Company has a Direct Stock Purchase and Distribution Reinvestment Plan (“DSPDRP”) pursuant to which the Company’s shareholders have the ability to reinvest all or part of distributions from the Company’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into the Company’s common stock Also, the plan provides the opportunity for shareholders to buy additional common shares through an optional cash investment. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 1,600,000 shares of common stock pursuant to the DSPDRP. Additional shares will be purchased at the market price on the “Investment Date” each month, which shall in no case be later than ten business days following the distribution payment date. Common stock shares totaling 28,715, in 2002, 27,090, in 2001, and 25,242 in 2000 were acquired by shareholders.

Stock Repurchase Plan

In 1999, the Company’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company’s common shares. Through December 31, 2002, the Company has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002.

Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method. As the Company reported a net loss available for common shareholders in 2002, the effect of dilutive shares has been excluded from earnings per share calculations because including such shares would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000 is presented on the Consolidated Statements of Operations.

8.         Employee Benefit Plans

401 (k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant’s compensation. The Company’s contribution to this plan was $262,000, $240,000 and $216,000 in 2002, 2001 and 2000, respectively.

Non-Qualified Deferred Compensation Plan

The Company has adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in the Company’s 401(k) Savings Plan. The Company’s match to this plan in 2002, 2001 and 2000 was $24,200, $30,200 and $27,800, respectively.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company. The Board has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. For 2002, 2001 and 2000, the ESPP purchased 4,342, 4,163 and 4,326 shares, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants’ ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the Initial Offering. During 2002, 2001 and 2000, the Company contributed approximately $570,000, $600,000 and $600,000, respectively, to the ESOP which purchased an additional 22,493, 22,562 and 25,967 shares, respectively.

Stock Option Plan

The Company has adopted the 1994 Restricted Stock and Stock Option Plan (the “Plan”) to provide incentives to attract and retain independent directors, executive officers and key employees. The Plan provides for the grant of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”). The Plan also allows the Company to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The Plan authorizes the issuance of 2,400,000 common shares or options to acquire shares which vest over five years. Under the terms of the Plan, the Company can advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. The Company has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, The Company will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, the Company entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company. The Company also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by the Company.

As of December 31, 2002, the Company had advances outstanding relating to the Plan totaling $1,839,000, which is presented as a reduction to shareholders’ equity in the accompanying consolidated balance sheets. Advances to executive officers totaled $1,756,000 at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2003 to 2010. Advances to key employees totaled $84,000 at interest rates ranging from 8.25%-9.0% maturing at various dates from 2004 to 2005.

In 2002, 2001, and 2000, the Company issued 5,416, 5,450 and 5,450 restricted shares, respectively, to independent directors. The shares are issued into the Outside Director Deferred Compensation Plan and are issued to the director in two annual installments beginning within 90 days following the year-end of the year in which the director ceases to serve on the Board of Directors.

In 2002, the Company issued 97,881 restricted shares to key managers at a price of $25.65. These shares vest 20% a year for five consecutive years beginning in 2007, with the ability for early vesting if the Company meets certain pre-set performance goals.

In 2000, the Company issued 10,750 restricted shares to executive officers at a price of $22.1875. These shares will vest 10% each over the next ten years. The executive officers have the option to accelerate the vesting in lieu of bonuses.

A summary of changes in Options to acquire shares of the Company’s common stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 2002 is as follows:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 1999	923,269	25.35
Granted	401,000	22.29
Exercised	(54,350)	22.93
Forfeited	(70,325)	24.78

Outstanding at December 31, 2000	1,199,594	24.47
Granted	341,700	22.14
Exercised	(69,900)	20.84
Forfeited	(241,900)	23.81

Outstanding at December 31, 2001	1,229,494	23.94
Granted	349,400	25.52
Exercised	(44,290)	21.64
Forfeited	(110,580)	24.34

Outstanding at December 31, 2002	1,424,024	24.37

Options exercisable:
December 31, 2000	381,744	24.25
December 31, 2001	425,694	25.24
December 31, 2002	534,819	25.58

Exercise prices for options outstanding as of December 31, 2002 ranged from $19.75 to $29.50. The weighted average remaining contractual life of those options is 6.5 years.

9.       Derivative Financial Instruments

In the normal course of business, the Company uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and an interest rate cap that hedges cash flows from interest payments above a specific level. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the years ended December 31, 2002, and 2001, the ineffective portion of the hedging transactions was not significant. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

The Company has five interest rate swaps with a total notional balance of $125 million which have variable legs based on one or three-month Libor, and fixed legs with an average rate of 6.9%. The swaps have expirations between 2003 and 2007, and have to date proven to be highly effective hedges of the Company’s variable rate debt. Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $125 million of variable rate borrowings issued through the FNMA Facility. Additionally, the Company has three interest rate swaps with a total notional balance of $34,790,000 based on the BMA Municipal Swap Index, which expire in 2007 and 2008, effectively fixing the interest rate of $34,790,000 of the Tax-Free Bond Facility at 4.2% through this period, which is a highly effective hedge. The Company also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility. The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index.

The Company has also executed five forward interest rate swaps with a total notional balance of $175 million all of which become operative in 2003. The variable legs of these forward interest rate swaps are based on three-month Libor and the fixed legs have an average rate of 5.8%. The swaps have lives from two to seven years and are designated as cash flow hedges on future planned refinancings.

At December 31, 2002 all of these interest rate swaps and caps were designated as cash flow hedges in accordance with SFAS No. 133 and have a net liability fair value of ($28,100,000) and $16,000, respectively.

10.       Related Party Transactions

Pursuant to a management contract with the Company’s joint ventures, the Company manages the operations of the 11 joint venture apartment communities for a fee of 4% of the revenues of the joint ventures. The Company received approximately $775,000, $755,000 and $739,000 as management fees from the joint ventures in 2002, 2001 and 2000, respectively.

The Company has a line of credit with a group of banks led by AmSouth Bank. First Tennessee Bank, the principal banking subsidiary of First Tennessee National Corporation (“FTNC”), has committed approximately $20 million towards this line of credit. The Company has also entered into a forward interest rate swap agreements with FTNC for a total notional amount of $75 million with a three-month LIBOR fixed leg. One of the Company’s directors, Mr. Horn, is the Chairman of the Board and former Chief Executive Officer and President of FTNC. The line of credit was entered into in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between unrelated parties.

11.       Segment Information

At December 31, 2002, the Company owned or had an ownership interest in 123 multifamily apartment communities, including the 11 apartment communities owned by the Company’s joint ventures, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 2002, 2001 and 2000 (Dollars in 000’s): For purposes of this disclosure, multifamily revenues, net operating income and real estate assets include amounts related to the 11 properties owned by the unconsolidated joint ventures.

	2002	2001	2000

Multifamily rental revenues	$242,905	$242,189	$237,330
Other multifamily revenues	8,212	7,930	6,517

Segment revenues	251,117	250,119	243,847
Reconciling items to consolidated revenues:
Joint ventures revenues	(18,958)	(18,927)	(18,468)
Interest income and other non-property income	737	1,310	1,526
Management and fee income, net	775	755	739
Equity in loss of real estate joint ventures	(532)	(296)	(157)

Total revenues	$233,139	$232,961	$227,487

Multifamily net operating income	149,577	152,171	149,288
Reconciling items to net income:
Joint ventures net operating income	(10,260)	(10,485)	(10,202)
Interest income and other non-property income	737	1,310	1,526
Management and fee income, net	775	755	739
Equity in loss of real estate joint ventures	(532)	(296)	(157)
Depreciation and amortization	(55,263)	(52,051)	(51,844)
Property management expenses	(8,633)	(9,561)	(8,808)
General and administrative expenses	(6,665)	(6,522)	(6,018)
Interest expense	(49,448)	(52,598)	(50,736)
Amortization of deferred financing costs	(2,712)	(2,352)	(2,758)
Gain on dispositions, net	397	11,933	11,587
Extraordinary items - loss on early extinguishment of debt	(1,339)	(1,033)	(204)
Minority interest in operating partnership income	(493)	(2,573)	(2,626)
Preferred dividend distributions	(16,029)	(16,113)	(16,114)
Amount paid to retire preferred stock in excess of carrying values	(2,041)	—	—

Net income/(loss) available for common shareholders	$(1,929)	$12,585	$13,673

Assets:	2002	2001

Multifamily real estate assets	$1,592,353	$1,537,625
Accumulated depreciation - multifamily assets	(297,556)	(239,586)

	1,294,797	1,298,039
Reconciling items to total assets:
Joint ventures multifamily real estate assets, net	126,028	94,427
Land held for future development	1,366	1,366
Commercial properties, net	7,088	4,910
Investment in and advances to real estate joint ventures	15,000	7,045
Cash and restricted cash	18,057	23,432
Other assets	29,187	23,123

Total Assets	$1,239,467	$1,263,488

	2002	2001	2000

Multifamily expenditures for property improvements and construction	$27,181	$37,953	$72,316
Less reconciling items:
Joint ventures property improvements	(1,828)	(2,091)	(1,458)

Total expenditures for property improvements and construction	$25,353	$35,862	$70,858

12.        Subsequent Events

DISTRIBUTION. In January 2003, the Company announced a quarterly distribution to common shareholders of $.585 per share, paid on January 31, 2003.

ACQUISITIONS.

On January 20, 2003, CH/Realty acquired The Preserve at Arbor Lakes, a 284-unit apartment community in Jacksonville, FL, for $22.1 million.

On February 7, 2003, the Company acquired the Green Oaks apartments, a 300-unit apartment community located in Grand Prairie, TX for $18.9 million. The Company plans to contribute the property to CH/Realty once a financing commitment has been received under the provisions of the joint venture’s Freddie Mac credit facility.

13.       Selected Quarterly Financial Information (Unaudited)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2002

	First	Second	Third	Fourth

Total revenues	$57,169	$58,142	$59,548	$58,280
Income before minority interest in operating partnership income and extraordinary income	$4,387	$5,249	$3,824	$4,513
Minority interest in operating partnership income	$87	$251	$28	$127
Extraordinary items, net of minority interest	$—	$(28)	$1	$(1,312)
Net income(loss) available for common shareholders	$272	$941	$(231)	$(2,911)

Per share:
Basic
Net income(loss) available per common shares
Before extraordinary items	$0.02	$0.06	$(0.01)	$(0.10)
Extraordinary items	—	(0.01)	—	(0.07)

Net income(loss) available per common share	$0.02	$0.05	$(0.01)	$(0.17)

Diluted
Net income(loss) available per common shares
Before extraordinary items	$0.02	$0.05	$(0.01)	$(0.09)
Extraordinary items	—	—	—	(0.08)

Net income(loss) available per common share	$0.02	$0.05	$(0.01)	$(0.17)

Dividend declared	$0.585	$0.585	$0.585	$0.585

	Year Ended December 31, 2001

	First	Second	Third	Fourth

Total revenues	$57,432	$59,039	$58,143	$58,347
Income before minority interest in operating partnership income and extraordinary income	$4,963	$5,194	$15,126	$7,021
Minority interest in operating partnership income	$102	$149	$1,853	$469
Extraordinary items, net of minority interest	$—	$(443)	$(183)	$(407)
Net income available for common shareholders	$833	$573	$9,062	$2,117

Per share:
Basic and diluted:
Net income available per common shares
Before extraordinary items	$0.05	$0.06	$0.53	$0.14
Extraordinary items	—	(0.03)	(0.01)	(0.02)

Net income available per common share	$0.05	$0.03	$0.52	$0.12

Dividend declared	$0.585	$0.585	$0.585	$0.585

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2002 (16)						Life used to compute depreciation in latest income statement (17)

Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction

Completed Properties
Eagle Ridge	Birmingham, AL	$—	(1)	$851	$7,667	$—	$830	$851	$8,497	$9,348	$(1,488)	$7,860	1986	5 - 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	924	524	5,648	6,172	(1,104)	5,068	1987	5 - 40
Paddock Club - Huntsville	Huntsville, AL	—	(1)	1,739	17,622	—	949	1,739	18,571	20,310	(2,830)	17,480	1989/98	5 - 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	437	965	13,627	14,592	(1,682)	12,910	1999	5 - 40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	2,006	1,026	11,250	12,276	(3,398)	8,878	1987	5 - 40
Napa Valley	Little Rock, AR	—	(3)	960	8,642	—	1,200	960	9,842	10,802	(2,305)	8,497	1984	5 - 40
Westside Creek I	Little Rock, AR	—	(3)	616	5,559	—	822	616	6,381	6,997	(1,382)	5,615	1984	5 - 40
Westside Creek II	Little Rock, AR	4,720		654	5,904	—	375	654	6,279	6,933	(1,244)	5,689	1986	5 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(3)	1,024	9,219	—	1,607	1,024	10,826	11,850	(2,556)	9,294	1985	5 - 40
Marsh Oaks	Atlantic Beach, FL	—	(3)	244	2,829	—	843	244	3,672	3,916	(1,160)	2,756	1986	5 - 40
Indigo Point	Brandon, FL	—	(4)	1,167	10,500	—	1,029	1,167	11,529	12,696	(1,126)	11,570	1989	5 - 40
Paddock Club - Brandon I & II	Brandon, FL	—	(2)	2,896	26,111	—	396	2,896	26,507	29,403	(4,384)	25,019	1997/99	5 - 40
Anatole	Daytona Beach, FL	7,000	(10)	1,227	5,879	—	888	1,227	6,767	7,994	(1,963)	6,031	1986	5 - 40
Paddock Club-Gainsville	Gainsville, FL	—	(2)	1,800	15,879	—	85	1,800	15,964	17,764	(1,717)	16,047	1999	5 - 40
Cooper’s Hawk	Jacksonville, FL	—	(6)	854	7,500	—	1,146	854	8,646	9,500	(2,548)	6,952	1987	5 - 40
Hunter’s Ridge at Deerwood	Jacksonville, FL	—	(7)	1,533	13,835	—	887	1,533	14,722	16,255	(2,645)	13,610	1987	5 - 40
Lakeside	Jacksonville, FL	—	(3)	1,431	12,883	(1)	3,846	1,430	16,729	18,159	(4,767)	13,392	1985	5 - 40
Paddock Club-Jacksonville I, II & III	Jacksonville, FL	—	(8)	2,294	20,750	(2)	807	2,292	21,557	23,849	(3,705)	20,144	1989/96	5 - 40
Paddock Club-Mandarin	Jacksonville, FL	—	(2)	1,410	14,967	—	310	1,410	15,277	16,687	(1,906)	14,781	1998	5 - 40
St. Augustine	Jacksonville, FL	—	(6)	2,858	6,475	(1)	2,816	2,857	9,291	12,148	(3,137)	9,011	1987	5 - 40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	1,654	645	7,458	8,103	(2,313)	5,790	1985	5 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	—	2,498	1,686	17,677	19,363	(4,068)	15,295	1986	5 - 40
Paddock Club-Lakeland	Lakeland, FL	—	(8)	2,254	20,452	—	1,673	2,254	22,125	24,379	(4,234)	20,145	1988/90	5 - 40
Savannahs at James Landing	Melbourne, FL	—	(6)	582	7,868	—	2,071	582	9,939	10,521	(2,845)	7,676	1990	5 - 40
Paddock Park-Ocala I	Ocala, FL	6,805	(15)	901	8,177	—	1,156	901	9,333	10,234	(1,866)	8,368	1986	5 - 40
Paddock Park-Ocala II	Ocala, FL	—	(2)	1,383	12,547	—	720	1,383	13,267	14,650	(2,582)	12,068	1988	5 - 40
Paddock Club-Panama City	Panama City, FL	—	(2)	898	14,276	—	136	898	14,412	15,310	(2,283)	13,027	2000	5 - 40
Paddock Club-Tallahassee I	Tallahassee, FL	—	(2)	1,480	13,355	—	556	1,480	13,911	15,391	(2,625)	12,766	1990/95	5 - 40
Belmere	Tampa, FL	—	(3)	851	7,667	1	2,147	852	9,814	10,666	(3,002)	7,664	1984	5 - 40
Links at Carrollwood	Tampa, FL	5,387		817	7,355	110	2,491	927	9,846	10,773	(1,588)	9,185	1980	5 - 40
High Ridge	Athens, GA	—	(3)	884	7,958	—	517	884	8,475	9,359	(1,613)	7,746	1987	5 - 40
Bradford Pointe	Augusta, GA	4,760		772	6,949	—	845	772	7,794	8,566	(1,472)	7,094	1986	5 - 40
Shenandoah Ridge	Augusta, GA	—	(3)	650	5,850	8	2,456	658	8,306	8,964	(2,667)	6,297	1982	5 - 40
Westbury Creek	Augusta, GA	2,962		400	3,626	—	544	400	4,170	4,570	(846)	3,724	1984	5 - 40
Fountain Lake	Brunswick, GA	—	(5)	502	4,551	—	1,074	502	5,625	6,127	(1,176)	4,951	1983	5 - 40
Park Walk	College Park, GA	3,175		536	4,859	—	473	536	5,332	5,868	(1,019)	4,849	1985	5 - 40
Whisperwood Spa and Club	Columbus, GA	—	(1)	4,290	42,722	(4)	4,310	4,286	47,032	51,318	(8,458)	42,860	1980/82/84/86/98	5 - 40
Willow Creek	Columbus, GA	—	(3)	614	5,523	—	1,288	614	6,811	7,425	(1,411)	6,014	1971/77	5 - 40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	231	1,284	16,050	17,334	(1,812)	15,522	1999	5 - 40
Whispering Pines I	LaGrange, GA	—	(5)	454	4,116	—	685	454	4,801	5,255	(932)	4,323	1982	5 - 40
Whispering Pines II	LaGrange, GA	2,344		370	3,354	—	325	370	3,679	4,049	(743)	3,306	1984	5 - 40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	768	665	6,806	7,471	(1,271)	6,200	1983	5 - 40
Austin Chase	Macon, GA	—	(7)	1,409	12,687	—	(115)	1,409	12,572	13,981	(1,887)	12,094	1996	5 - 40
The Vistas	Macon, GA	3,813		595	5,403	—	667	595	6,070	6,665	(1,174)	5,491	1985	5 - 40
Georgetown Grove	Savannah, GA	10,301		1,288	11,579	—	465	1,288	12,044	13,332	(2,005)	11,327	1997	5 - 40
Island Retreat	St. Simons Island, GA	—	(1)	510	4,594	—	681	510	5,275	5,785	(807)	4,978	1978	5 - 40
Wildwood I	Thomasville, GA	—	(1)	438	3,971	—	451	438	4,422	4,860	(866)	3,994	1980	5 - 40
Wildwood II	Thomasville, GA	1,877		372	3,372	—	238	372	3,610	3,982	(706)	3,276	1984	5 - 40
Hidden Lake I	Union City, GA	4,231		675	6,128	—	942	675	7,070	7,745	(1,340)	6,405	1985	5 - 40

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2002 (16)						Life used to compute depreciation in latest income statement (17)

Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction

Hidden Lake II	Union City, GA	—	(3)	621	5,587	—	272	621	5,859	6,480	(1,109)	5,371	1987	5 - 40
Three Oaks I	Valdosta, GA	—	(1)	462	4,188	—	694	462	4,882	5,344	(1,034)	4,310	1983	5 - 40
Three Oaks II	Valdosta, GA	2,722		460	4,170	—	256	460	4,426	4,886	(816)	4,070	1984	5 - 40
Huntington Chase	Warner Robins, GA	9,282		1,160	10,437	—	383	1,160	10,820	11,980	(1,047)	10,933	1997	5 - 40
Southland Station I	Warner Robins, GA	—	(3)	777	6,992	—	838	777	7,830	8,607	(1,590)	7,017	1987	5 - 40
Southland Station II	Warner Robins, GA	—	(1)	693	6,292	—	423	693	6,715	7,408	(1,300)	6,108	1990	5 - 40
Terraces at Towne Lake	Woodstock, GA	—	(1)	3,020	27,239	(1)	451	3,019	27,690	30,709	(4,213)	26,496	1998/99	5 - 40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	1,113	1,038	10,455	11,493	(2,180)	9,313	1996	5 - 40
Paddock Club Florence	Florence, KY	9,436		1,209	10,969	—	681	1,209	11,650	12,859	(2,137)	10,722	1994	5 - 40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	30,926	—	—	2,024	30,926	32,950	(2,699)	30,251	2000	5 - 40
Lakepointe	Lexington, KY	—	(3)	411	3,699	—	900	411	4,599	5,010	(1,418)	3,592	1986	5 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	1,290	694	7,532	8,226	(2,259)	5,967	1989	5 - 40
Village, The	Lexington, KY	—	(3)	900	8,097	—	1,769	900	9,866	10,766	(3,007)	7,759	1989	5 - 40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	2,501	1,169	13,019	14,188	(4,101)	10,087	1985	5 - 40
Riverhills	Grenada, MS	—	(1)	153	2,092	—	610	153	2,702	2,855	(1,126)	1,729	1972	5 - 40
Crosswinds	Jackson, MS	—	(3)	1,535	13,826	—	1,610	1,535	15,436	16,971	(3,827)	13,144	1988/90	5 - 40
Pear Orchard	Jackson, MS	—	(3)	1,352	12,168	(1)	2,177	1,351	14,345	15,696	(4,527)	11,169	1985	5 - 40
Reflection Pointe	Jackson, MS	5,880	(11)	710	8,770	140	3,036	850	11,806	12,656	(3,427)	9,229	1986	5 - 40
Somerset	Jackson, MS	—	(3)	477	4,294	—	976	477	5,270	5,747	(1,599)	4,148	1981	5 - 40
Woodridge	Jackson, MS	4,479		471	5,522	—	662	471	6,184	6,655	(1,818)	4,837	1987	5 - 40
Savannah Creek	Southaven, MS	—	(3)	778	7,013	—	1,179	778	8,192	8,970	(2,016)	6,954	1989	5 - 40
Sutton Place	Southaven, MS	—	(3)	894	8,053	—	1,324	894	9,377	10,271	(2,373)	7,898	1991	5 - 40
Hermitage at Beechtree	Cary, NC	—	(3)	900	8,099	—	1,158	900	9,257	10,157	(1,903)	8,254	1988	5 - 40
Corners, The	Winston-Salem. NC	3,670		685	6,165	—	1,073	685	7,238	7,923	(2,336)	5,587	1982	5 - 40
Fairways at Royal Oak	Cincinnati, OH	—	(3)	814	7,335	—	1,235	814	8,570	9,384	(2,603)	6,781	1988	5 - 40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	608	503	5,148	5,651	(1,052)	4,599	1988	5 - 40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	1,003	427	4,856	5,283	(1,528)	3,755	1980	5 - 40
Paddock Club-Columbia	Columbia, SC	—	(1)	1,840	16,560	—	934	1,840	17,494	19,334	(3,248)	16,086	1989/95	5 - 40
The Fairways	Columbia, SC	7,735	(12)	910	8,207	—	576	910	8,783	9,693	(2,613)	7,080	1992	5 - 40
Highland Ridge	Greenville, SC	—	(9)	482	4,337	—	656	482	4,993	5,475	(1,351)	4,124	1984	5 - 40
Howell Commons	Greenville, SC	—	(3)	1,304	11,740	—	930	1,304	12,670	13,974	(2,807)	11,167	1986/88	5 - 40
Paddock Club - Greenville	Greenville, SC	—	(1)	1,200	10,800	—	460	1,200	11,260	12,460	(2,085)	10,375	1996	5 - 40
Park Haywood	Greenville, SC	—	(3)	325	2,925	35	3,040	360	5,965	6,325	(1,742)	4,583	1983	5 - 40
Spring Creek	Greenville, SC	—	(9)	597	5,374	—	935	597	6,309	6,906	(1,712)	5,194	1985	5 - 40
Runaway Bay	Mt. Pleasant, SC	—	(9)	1,085	7,269	—	1,255	1,085	8,524	9,609	(2,428)	7,181	1988	5 - 40
Park Place	Spartanburg, SC	—	(3)	723	6,504	—	1,072	723	7,576	8,299	(1,542)	6,757	1987	5 - 40
Steeplechase	Chattanooga, TN	—	(3)	217	1,957	—	1,508	217	3,465	3,682	(1,279)	2,403	1986	5 - 40
Windridge	Chattanooga, TN	5,098		817	7,416	—	733	817	8,149	8,966	(1,511)	7,455	1984	5 - 40
Oaks, The	Jackson, TN	—	(1)	177	1,594	—	903	177	2,497	2,674	(883)	1,791	1978	5 - 40
Post House Jackson	Jackson, TN	5,095		443	5,078	—	1,505	443	6,583	7,026	(1,748)	5,278	1987	5 - 40
Post House North	Jackson, TN	3,375	(13)	381	4,299	(57)	1,234	324	5,533	5,857	(1,615)	4,242	1987	5 - 40
Williamsburg Village	Jackson, TN	—	(3)	523	4,711	—	808	523	5,519	6,042	(1,663)	4,379	1987	5 - 40
Woods at Post House	Jackson, TN	5,152		240	6,839	—	866	240	7,705	7,945	(2,697)	5,248	1997	5 - 40
Crossings	Memphis, TN	—	(5)	554	2,216	—	980	554	3,196	3,750	(1,269)	2,481	1973	5 - 40
Eastview	Memphis, TN	11,359		700	9,646	—	2,547	700	12,193	12,893	(4,631)	8,262	1973	5 - 40
Gleneagles	Memphis, TN	—	(1)	443	3,983	—	2,248	443	6,231	6,674	(3,083)	3,591	1975	5 - 40
Greenbrook	Memphis, TN	—	(4)	2,100	24,468	25	13,567	2,125	38,035	40,160	(12,018)	28,142	1974/78/83/86	5 - 40
Hickory Farm	Memphis, TN	—	(1)	580	5,220	(19)	1,291	561	6,511	7,072	(2,017)	5,055	1985	5 - 40
Kirby Station	Memphis, TN	—	(3)	1,148	10,337	—	2,913	1,148	13,250	14,398	(4,065)	10,333	1978	5 - 40
Lincoln on the Green	Memphis, TN	—	(8)	1,498	20,483	—	8,890	1,498	29,373	30,871	(7,515)	23,356	1988/98	5 - 40
Park Estate	Memphis, TN	—	(4)	178	1,141	—	2,771	178	3,912	4,090	(1,482)	2,608	1974	5 - 40
Reserve at Dexter Lake I	Memphis, TN	—	(5)	1,260	16,043	—	121	1,260	16,164	17,424	(1,460)	15,964	1999	5 - 40
River Trace I	Memphis, TN	—	(1)	881	7,996	—	1,362	881	9,358	10,239	(1,892)	8,347	1981	5 - 40
River Trace II	Memphis, TN	5,309		741	6,727	—	488	741	7,215	7,956	(1,394)	6,562	1985	5 - 40
Paddock Club-Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	93	915	14,867	15,782	(1,698)	14,084	1999	5 - 40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	—	1,265	1,193	12,004	13,197	(3,691)	9,506	1986	5 - 40

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2002 (16)						Life used to compute depreciation in latest income statement (17)

Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction

Park at Hermitage	Nashville, TN	7,045		1,524	14,800	—	2,453	1,524	17,253	18,777	(4,893)	13,884	1987	5 - 40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	2,511	1,598	16,909	18,507	(3,788)	14,719	1983	5 - 40
Stassney Woods	Austin, TX	4,200		1,621	7,501	—	2,068	1,621	9,569	11,190	(2,835)	8,355	1985	5 - 40
Travis Station	Austin, TX	3,715		2,282	6,169	(1)	1,606	2,281	7,775	10,056	(2,235)	7,821	1987	5 - 40
Celery Stalk	Dallas, TX	8,460		1,463	13,165	(1)	3,091	1,462	16,256	17,718	(5,043)	12,675	1978	5 - 40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	1,073	988	9,966	10,954	(1,654)	9,300	1986	5 - 40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	1,326	1,252	12,597	13,849	(2,163)	11,686	1985	5 - 40
Lodge at Timberglen	Dallas, TX	4,740		825	7,422	(1)	2,418	824	9,840	10,664	(3,121)	7,543	1983	5 - 40
Westborough Crossing	Katy, TX	3,958		677	6,091	(1)	1,250	676	7,341	8,017	(2,276)	5,741	1984	5 - 40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	57	1,002	17,345	18,347	(1,570)	16,777	2000	5 - 40
Highwood	Plano, TX	—	(4)	864	7,783	—	968	864	8,751	9,615	(1,551)	8,064	1983	5 - 40
Cypresswood Court	Spring, TX	3,330		577	5,190	(1)	1,241	576	6,431	7,007	(2,026)	4,981	1984	5 - 40
Green Tree Place	Woodlands, TX	3,180		539	4,850	—	1,077	539	5,927	6,466	(1,834)	4,632	1984	5 - 40
Township	Hampton, VA	10,800	(14)	1,509	8,189	—	2,774	1,509	10,963	12,472	(2,095)	10,377	1987	5 - 40

Total Completed Properties		$185,394		$118,791	$1,099,979	$228	$162,236	$119,019	$1,262,215	$1,381,234	$(279,926)	$1,101,308

Construction of Units in Lease-Up
Reserve at Dexter Lake Phase II	Memphis, TN	$—	(5)	$895	$16,496	$—	$(171)	$895	$16,325	$17,220	$(1,092)	$16,128	2001	5 - 40
Reserve at Dexter Lake Phase III	Katy, TX	—	(5)	1,252	15,355	—	—	1,252	15,355	16,607	(462)	16,145	2001	5 - 40
Grand View Nashville	Nashville, TN	—	(5)	2,963	33,448	1	889	2,964	34,337	37,301	(2,113)	35,188	2001	5 - 40

Total Construction of Units in Lease-Up		$—		$5,110	$65,299	$1	$718	$5,111	$66,017	$71,128	$(3,667)	$67,461

Total Properties		$185,394		$123,901	$1,165,278	$229	$162,954	$124,130	$1,328,232	$1,452,362	$(283,593)	$1,168,769

Land Held for Future Developments	Various			$—	$1,366	$—	$—	$—	$1,366	$1,366	$—	$1,366	N/A	N/A
Commercial Properties	Various			300	2,769	—	6,996	300	9,765	10,065	(2,977)	7,088	Various	5 - 40

Total Other		$—		$300	$4,135	$—	$6,996	$300	$11,131	$11,431	$(2,977)	$8,454

Total Real Estate Assets		$185,394		$124,201	$1,169,413	$229	$169,950	$124,430	$1,339,363	$1,463,793	$(286,570)	$1,177,223

______________

(1)         Encumbered by a $420 million FNMA facility, with an outstanding balance of $227.5 million with a variable interest rate of 2.039% on which there exists five interest rate swap agreements all for $25 million at 6.195%, 6.330%, 7.165%, 7.390% and 7.4125% at December 31, 2002.

(2)         Encumbered by a $130 million FNMA facility, with an outstanding balance of $119.4 million, $9.4 million of which had a variable interest rate of 2.366%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920% and $20 milllion with a fixed rate of 5.770% at December 31, 2002.

(3)         Encumbered by a $142 million bond with a maturity of March 3, 2003 and an average interest rate of 6.376%. This debt was refinanced with the FNMA Facility on March 3, 2003.

(4)         Encumbered, along with one corporate property, by a mortgage with a principal balance of $34.4 million at December 31, 2002, with a maturity of October 1, 2006 and an interest rate of 6.050%.

(5)         Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $503,000 at December 31, 2002, with a variable interest rate of 2.730%.

(6)         Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $14.7 million at December 31, 2002, and an average interest rate of 5.750%.

(7)         Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $13.2 million at December 31, 2002, and an average interest rate of 5.281%.

(8)         Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 6.040%

(9)         Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $9.1 million at December 31, 2002, and an average interest rate of 6.090%.

(10)        Encumbered by $7 million in bonds on which there exists a $7 million interest rate swap fixed at 3.945% and maturing on October 24, 2007.

(11)        Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.

(12)        Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap fixed at 5.287% and maturing on June 15, 2008.

(13)        Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.

(14)        Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap fixed at 2.770% and maturing on October 24, 2007.

(15)        Encumbered by $6.8 million in bonds on which there exists a $6.8 million rate cap of 6.000% which terminates on October 24, 2007.

(16)        The aggregate cost for Federal income tax purposes was approximately $1,490 million at December 31, 2002. The aggregate cost for Federal income tax purposes exceeds the total gross amount of real estate assets for book purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(17)        Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,

Dollars in thousands	2002	2001	2000

Real estate investments:
Balance at beginning of year	$1,442,675	$1,422,748	$1,388,689
Acquisitions	33,933	—	24,358
Improvement and development	25,353	35,862	70,858
Disposition of real estate assets	(38,168)	(15,935)	(61,157)

Balance at end of year	$1,463,793	$1,442,675	$1,422,748

Accumulated depreciation:
Balance at beginning of year	$229,913	$183,652	$146,611
Depreciation	54,095	52,273	50,985
Disposition of real estate assets	(415)	(6,012)	(13,944)

Balance at end of year	$283,593	$229,913	$183,652

The Company’s consolidated balance sheet at December 31, 2002 includes accumulated depreciation of $2,977 in the caption “Commercial properties, net”.

See accompanying independent auditors’ report.