Form 10-Q
period 2003-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2003-05-15
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at April 28, 2003
Common Stock, $.01 par value                                  17,896,457

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002

          Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                                    Mid-America Apartment Communities, Inc.
                                          Consolidated Balance Sheets
                               March 31, 2003 (Unaudited) and December 31, 2002
                                            (Dollars in thousands)
                                                                           March 31, 2003     December 31, 2002
-------------------------------------------------------------------------------------------  -------------------
Assets:
Real estate assets:
      Land                                                                    $   125,842           $   124,130
      Buildings and improvements                                                1,312,248             1,290,478
      Furniture, fixtures and equipment                                            35,092                34,531
      Construction in progress                                                      1,636                 3,223
----------------------------------------------------------------------------------------------------------------
                                                                                1,474,818             1,452,362
      Less accumulated depreciation                                              (297,053)             (283,593)
----------------------------------------------------------------------------------------------------------------
                                                                                1,177,765             1,168,769

       Land held for future development                                             1,366                 1,366
       Commercial properties, net                                                   6,669                 7,088
       Investment in and advances to real estate joint ventures                    17,300                15,000
----------------------------------------------------------------------------------------------------------------
        Real estate assets, net                                                 1,203,100             1,192,223

Cash and cash equivalents                                                           5,759                10,594
Restricted cash                                                                     6,746                 7,463
Deferred financing costs, net                                                      12,348                10,296
Other assets                                                                       17,908                18,891
----------------------------------------------------------------------------------------------------------------
        Total assets                                                          $ 1,245,861           $ 1,239,467
================================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                           $   825,776           $   803,703
      Accounts payable                                                              1,037                   464
      Accrued expenses and other liabilities                                       51,375                55,372
      Security deposits                                                             4,362                 4,406
      Deferred gain on disposition of properties                                    3,887                 3,946
----------------------------------------------------------------------------------------------------------------
        Total liabilities and deferred gain                                       886,437               867,891

Minority interest                                                                  31,906                33,405

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
       $170,333,250 or $25 per share liquidation preference:
        2,000,000 shares at 9.5% Series A Cumulative                                   20                    20
        1,938,830 shares at 8.875% Series B Cumulative                                 19                    19
        2,000,000 shares at 9.375% Series C Cumulative                                 20                    20
        474,500 shares at 9.25% Series F Cumulative                                     5                     5
        400,000 shares at 8.625% Series G Cumulative                                    4                     4
      Common stock, $.01 par value (authorized 50,000,000 shares;
        issued 17,882,032 and 17,840,183 shares at
        March 31, 2003 and December 31, 2002, respectively)                           179                   178
      Additional paid-in capital                                                  559,336               558,479
      Other                                                                        (4,341)               (4,299)
      Accumulated distributions in excess of net income                          (198,197)             (188,155)
      Accumulated other comprehensive loss                                        (29,527)              (28,100)
----------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                327,518               338,171
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $ 1,245,861           $ 1,239,467
================================================================================================================

                         See accompanying notes to consolidated financial statements.

            Mid-America Apartment Communities, Inc.
             Consolidated Statements of Operations
         Three months ended December 31, 2003 and 2002

         (Dollars in thousands, except per share data)
      (Unaudited)
                                                                         Three months ended
                                                                              March 31,
-----------------------------------------------------------------------------------------------
                                                                           2003           2002
----------------------------------------------------------------------------------  -----------
Revenues:
      Rental revenues                                                  $ 55,357       $ 55,024
      Other property revenues                                             2,050          1,847
-----------------------------------------------------------------------------------------------
      Total property revenues                                            57,407         56,871

      Interest and other non-property income                                229            134
      Management and fee income, net                                        248            186
      Equity in loss of real estate joint ventures                         (125)           (23)
-----------------------------------------------------------------------------------------------
      Total revenues                                                     57,759         57,168
-----------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                                     6,442          6,485
            Building repairs and maintenance                              1,775          2,175
            Real estate taxes and insurance                               7,827          7,002
            Utilities                                                     2,851          2,751
            Landscaping                                                   1,526          1,543
            Other operating                                               2,697          2,443
            Depreciation and amortization                                13,915         13,509
-----------------------------------------------------------------------------------------------
                                                                         37,033         35,908
      Property management expenses                                        2,244          2,313
      General and administrative expenses                                 1,843          1,605
      Interest expense                                                   11,635         12,362
      Amortization of deferred financing costs                              624            657
-----------------------------------------------------------------------------------------------
      Total expenses                                                     53,379         52,845
-----------------------------------------------------------------------------------------------

Income before gain on disposition of assets and
      insurance settlement proceeds, minority interest in
      operating partnership income and extraordinary items                4,380          4,323
Net gain on disposition of assets and
      insurance settlement proceeds                                          79             64
-----------------------------------------------------------------------------------------------
Income before minority interest in operating
      partnership income and extraordinary items                          4,459          4,387
Minority interest in operating partnership income                           133             87
-----------------------------------------------------------------------------------------------
Net income                                                                4,326          4,300
Preferred dividend distribution                                           3,925          4,028
-----------------------------------------------------------------------------------------------
Net income available for common shareholders                           $    401       $    272
===============================================================================================

Net income available per common share:
  Basic (in thousands):
      Average common shares outstanding                                  17,752         17,455
===============================================================================================

  Basic earnings per share:
      Net income available per common share                            $   0.02       $   0.02

  Diluted (in thousands):
      Average common shares outstanding                                  17,752         17,455
      Effect of dilutive stock options                                      169            141
-----------------------------------------------------------------------------------------------
      Average dilutive common shares outstanding                         17,921         17,596
===============================================================================================

  Diluted earnings per share:
      Net income available per common share                            $   0.02       $   0.02

          See accompanying notes to consolidated financial statements.

                                              MID-AMERICA APARTMENT COMMUNITIES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Three months ended March 31, 2003 and 2002
                                                       (Dollars in thousands)
                                                                                                      Three Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31, 2003        March 31, 2002
-------------------------------------------------------------------------------------------------------------   ------------------
Cash flows from operating activities:
      Net income                                                                                  $   4,326              $  4,300
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                          14,539                14,166
              Amortization of unearned stock compensation                                                93                   124
              Equity in loss of real estate joint venture                                               125                    23
              Minority interest in operating partnership income                                         133                    87
              Net gain on dispositions and insurance settlement proceeds                                (79)                  (64)
              Changes in assets and liabilities:
                  Restricted cash                                                                       717                 2,751
                  Other assets                                                                          983                (2,247)
                  Accounts payable                                                                      573                   137
                  Accrued expenses and other                                                         (5,424)               (4,006)
                  Security deposits                                                                     (44)                   75
----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                              15,942                15,346
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
              Purchases of real estate and other assets                                             (19,020)                    -
              Improvements to existing real estate assets                                            (3,747)               (2,865)
              Construction of units in progress and future development                                    -                  (545)
              Distributions from real estate joint ventures                                          (2,425)                  (34)
              Proceeds from disposition of assets                                                       295                     -
----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                                 (24,897)               (3,444)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
              Net change in credit lines                                                            170,399                 5,000
              Principal payments on notes payable                                                  (148,326)               (1,057)
              Payment of deferred financing costs                                                    (2,676)                 (143)
              Proceeds from issuances of common shares and units                                        702                   565
              Distributions to unitholders                                                           (1,601)               (1,705)
              Dividends paid on common shares                                                       (10,443)              (10,205)
              Dividends paid on preferred shares                                                     (3,925)               (4,028)
              Proceeds from isssuance of preferred stock                                                (10)                    -
----------------------------------------------------------------------------------------------------------------------------------
              Net cash received from (used in) financing activities                                   4,120               (11,573)
----------------------------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash and cash equivalents                                   (4,835)                  329
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                                         10,594                12,192
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                            $   5,759              $ 12,521
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                                  $  12,171              $ 12,222
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                          $      31              $     53
   Issuance of restricted common shares                                                           $     175              $    114
   Interest capitalized                                                                           $       -              $    127
                                    See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                       March 31, 2003 and 2002 (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2002, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.       REAL ESTATE ACQUISITIONS

On January 20, 2003, Mid-America CH/Realty LP ("CH/Realty"), the Company's joint venture with Crow Holdings, acquired The Preserve at Arbor Lakes, a 284-unit apartment community in Jacksonville, FL, for $22.1 million.

On February 7, 2003, the Company acquired the Green Oaks apartments, a 300-unit apartment community located in Grand Prairie, TX for $18.9 million. The Company plans to transfer the property to CH/Realty once a financing commitment has been received under the provisions of the joint venture's Freddie Mac credit facility.

3.       SHARE AND UNIT INFORMATION

At March 31, 2003, 17,882,032 common shares and 2,734,026 operating partnership units were outstanding, a total of 20,616,058 shares and units. Additionally, the Company had outstanding options for 1,397,974 shares of common stock at March 31, 2003.

4.       SEGMENT INFORMATION

At March 31, 2003, the Company owned or had ownership interest in, and operated 125 apartment communities in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager reports to and is assisted by a multisite manager who helps them monitor local and area trends in rental rates, occupancy percentages, and operating costs. The property and multisite managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows (Dollars in thousands):

                                                                              Three months
                                                                             ended March 31,
                                                                        -------------------------
                                                                               2003         2002
                                                                        ------------ ------------
Multifamily rental revenues                                                $ 61,313     $ 59,641
Other multifamily revenues                                                    2,332        1,883
                                                                        ------------ ------------
    Segment revenues                                                         63,645       61,524

Reconciling items to consolidated revenues:
   Joint venture revenues                                                    (6,238)      (4,653)
   Interest and other non-property income                                       229          134
   Management and fee income, net                                               248          186
   Equity in loss of real estate joint venture                                 (125)         (23)
                                                                        ------------ ------------
       Total revenues                                                      $ 57,759     $ 57,168
                                                                        ============ ============

Multifamily net operating income                                           $ 37,562     $ 37,117
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                        (3,273)      (2,645)
   Interest and other non-property income                                       229          134
   Management and fee income, net                                               248          186
   Equity in loss of real estate joint venture                                 (125)         (23)
   Depreciation and amortization                                            (13,915)     (13,509)
   Property management expenses                                              (2,244)      (2,313)
   General and administrative expenses                                       (1,843)      (1,605)
   Interest expense                                                         (11,635)     (12,362)
   Amortization of deferred financing costs                                    (624)        (657)
   Net gain on dispositions and insurance settlement proceeds                    79           64
   Minority interest in operating partnership                                  (133)         (87)
   Dividends on preferred shares                                             (3,925)      (4,028)
                                                                        ------------ ------------
       Net income available for common shareholders                        $    401     $    272
                                                                        ============ ============

                                                                         March 31, 2003        December 31, 2002
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,637,685              $ 1,592,353
Accumulated depreciation - multifamily assets                                  (312,512)                (297,556)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,325,173                1,294,797

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                           (147,408)                (126,028)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     6,669                    7,088
   Investment in and advances to real estate joint venture                       17,300                   15,000
   Cash and restricted cash                                                      12,505                   18,057
   Other assets                                                                  30,256                   29,187
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,245,861              $ 1,239,467
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

6.       COMPREHENSIVE INCOME

Total comprehensive income and its components for the three months ended March 31, 2003 and 2002 were as follows (Dollars in thousands):

                                                    Three months
                                                   ended March 31,
                                       -------------------------------------
                                                   2003                2002
                                       -----------------   -----------------
Net income                                      $ 4,326             $ 4,300
Marked-to-market adjustment
    on derivative instruments                    (1,427)              3,788
                                       -----------------   -----------------
Total comprehensive income                      $ 2,899             $ 8,088
                                       =================   =================

7.       STOCK BASED COMPENSATION

The Company adopted the 1994 Restricted Stock and Stock Option Pan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees.

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

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

                                                                                 Three Months Ended March 31,
                                                                           -----------------------------------------
                                                                                         2003                  2002
                                                                           -------------------   -------------------
Net income available for common shareholders                                          $   401               $   272
Add:  Stock-based employee compensation expense included
     in reported net income                                                                 -                     -
Less:  Stock-based employee compensation expense determined
     under fair value method of accounting                                                 29                    37
                                                                           -------------------   -------------------
Pro forma net income available for common shareholders                                $   372               $   235

Average common shares outstanding - Basic                                              17,752                17,455
Average common shares outstanding - Diluted                                            17,921                17,596

Net income available per common share:
     Basic as reported                                                                $  0.02               $  0.02
     Basic pro forma                                                                  $  0.02               $  0.01
     Diluted as reported                                                              $  0.02               $  0.02
     Diluted pro forma                                                                $  0.02               $  0.01

Assumptions:
     Risk free interest rate                                                            3.06%                 5.14%
     Expected life - Years                                                                6.2                   6.7
     Expected volatility                                                               10.25%                11.44%
     Expected dividends                                                                 9.87%                 8.95%

8.       RECLASSIFICATION

Certain  prior  year  amounts  have  been   reclassified   to  conform  to  2003
presentation. The reclassifications had no effect on net income available for common shareholders.

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

To evaluate goodwill and the recovery value of long-lived assets, the Company estimates future operating cash flows and uses these cash flow estimates to determine the asset's fair value. In the apartment industry the primary method used for determining fair values is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in the Community's market or submarket.

Fair Value of Derivative Financial Instruments

The Company utilizes certain derivative financial instruments during the normal course of business to manage, or hedge, the interest rate risk associated with the Company's variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments.

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

While the Company's calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the rates of the hedge and the underlying hedged item are measured by the Company before entering into the hedge and have been highly related.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 12 properties containing 3,541 apartment units owned by its 33.33% unconsolidated joint ventures, at March 31, 2003 was 34,507 in 125 communities compared to 33,434 units in 122 communities owned at March 31, 2002. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up remained flat at $660 at March 31, 2003 compared to March 31, 2002. Occupancy for these same apartment units at March 31, 2003 and 2002 was 91.7% and 94.1%, respectively.

FUNDS FROM OPERATIONS AND NET INCOME

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

The Company believes that FFO is helpful in understanding the Company's operating performance in that FFO excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. FFO should not be considered as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

FFO increased for the three months ended March 31, 2003 by approximately $647,000 to $14,524,000 versus $13,877,000 for the three months ended March 31, 2002, principally related to reduced repair and maintenance expense and reduced interest expense.

Net income remained relatively flat for the three months ended March 31, 2003 at $4,326,000 compared to $4,300,000 for the three months ended March 31, 2002, as the growth in revenues between the periods was offset by the increase in operating expenses.

The following table is a reconciliation of FFO to net income for the three months ended March 31, 2003 and 2002 (dollars and shares in thousands):

                                                               Three months
                                                              ended March 31,
                                                        ----------------------------
                                                            2003           2002
                                                        -------------  -------------
Net income                                                  $  4,326       $  4,300
Preferred dividend distribution                               (3,925)        (4,028)
                                                        -------------  -------------
Net income available for common shareholders                     401            272
Depreciation and amortization - real estate property          13,571         13,239
Adjustment for joint venture depreciation                        498            343
Minority interest in operating partnership                       133             87
Net gain on disposition of assets and
  insurance settlement proceeds                                  (79)           (64)
                                                        -------------  -------------
Funds from operations                                       $ 14,524       $ 13,877
                                                        =============  =============

Weighted average shares and units:
  Basic                                                       20,487         20,371
  Diluted                                                     20,657         20,512

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

Property revenues for 2003 increased by approximately $536,000 due to increases of (i) $388,000 from the purchase of the Green Oaks apartments in 2003 (the "Green Oaks Acquisition"), and (ii) $686,000 from the communities in development or lease-up (the "Development Communities"). These increases were partially offset by a decrease in property revenues of $538,000 from communities held throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2003 increased by approximately $719,000 due primarily to increases of (i) $199,000 from the Green Oaks Acquisition, (ii) $79,000 from the Development Communities, and (iii) $441,000 from the communities held throughout both periods.

Property management expenses decreased by approximately $69,000 over the same period last year mainly related to decreases in employee incentives. General and administrative expenses increased approximately $238,000 over the same period last year mainly related to increases in insurance costs associated with worker's compensation, software maintenance expenses and expenses resulting from new regulatory and compliance requirements.

Depreciation and amortization expense increased by approximately $406,000 primarily due to the increases of (i) $95,000 from the Development Communities, and (ii) $311,000 from the remaining communities.

Interest expense for 2003 decreased by approximately $727,000 from 2002. Refinancings of debt in 2002 and 2003, and the reduction in variable rates since March 31, 2002, decreased the Company's average interest rate from 6.3% at March 31, 2002 to 5.0% at March 31, 2003. This decrease was partially offset by an increase in average debt balances.

TRENDS

Property revenues during the three months ended March 31, 2003, were impacted by general economic weakness and excess supply of apartments, which was evident throughout the majority of the Company's portfolio. The decrease in new household formations and increase in single family home purchases due to historically low interest rates have affected demand in many of the Company's markets, which has created extremely competitive leasing environments. These dynamics are expected to continue for the next several quarters. Current occupancy rates, rent growth, and concession levels are not at historical levels and are not expected to improve until the national economy improves.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow  provided by  operating  activities  remained  relatively  flat at approximately $15,942,000 for the first three months of 2003 from $15,346,000 for the first three months of 2002.

Net cash used in investing activities increased during the first three months of 2003 from the first three months of 2002 to approximately $24,897,000 from approximately $3,444,000 mainly due to approximately $18,900,000 used to purchase the Green Oaks apartments.

The following table summarizes the Company's remaining communities in various stages of lease-up, as of March 31, 2003 (Dollars in thousands):

                                                                Construction                     Anticipated
                                                       Total       Finish         Initial          Stabil-
                                          Location     Units        Date         Occupancy         ization
                                   ----------------   -------   ------------   -------------   ---------------
Completed Communities
In Lease-up:
Grand View Nashville                 Nashville, TN       433       2Q 2001         3Q 2000           2Q 2003
Reserve at Dexter Lake II              Memphis, TN       244       2Q 2001         1Q 2000           2Q 2003
Reserve at Dexter Lake III             Memphis, TN       244       2Q 2002         2Q 2001           2Q 2003

The Company's projections assume that the three properties completed but still under lease-up will substantially stabilize during 2003. At March 31, 2003, 825 of the 921 apartments were occupied, and the Company believes that the completion of stabilization of these properties in the second quarter of 2003 is highly likely. The Company does not anticipate that its liquidity will be impacted should these properties fail to stabilize in 2003.

Capital improvements to existing properties during the first three months of 2003 and 2002 totaled $3,747,000 and $2,865,000, respectively. Actual capital expenditures are summarized below (Dollars in thousands):

                                                                  March 31, 2003           March 31, 2002
                                                                ----------------        -----------------
Recurring capital expenditures at existing properties                   $  2,493                 $  1,800
Revenue enhancing capital expenditures at existing properties              1,180                    1,054
Corporate/commercial capital improvements                                     74                       11
                                                                ----------------        -----------------
                                                                        $  3,747                 $  2,865
                                                                ================        =================

Net cash received from financing activities was approximately $4,120,000 for the first three months ended March 31, 2003 compared to net cash used in financing activities of approximately $11,573,000 during the same period in 2002. During the first three months of 2003 the Company increased its borrowings under its credit lines by approximately $170,399,000 to accommodate refinancing activities. In the first three months of 2002 the Company increased its credit lines by approximately $5,000,000. The Company made principal payments on notes payable of approximately $148,326,000 in the first three months of 2003 compared to payments of approximately $1,057,000 for the same period in 2002.

In March 2003, the Company refinanced $147 million of debt maturities by utilizing the $550 million borrowing capacity of its existing secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the "FNMA Facility"). At March 31, 2003 the FNMA Facility had an outstanding balance of $528 million. $313 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, while the remaining $237 million expires in 2007, renewable for a 5-year term.

     The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.09%, plus a credit enhancement fee of 0.67% - 0.72% based on the outstanding borrowings. Excluding the effect of interest rate swaps, the average variable interest rate at March 31, 2003 was 2.0% on variable rate borrowings of $418 million under the FNMA Facility. Fixed rate borrowings under the FNMA Facility totaled $110 million at March 31, 2003, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

In March 2003, the Company paid off its $15 million loan with Compass Bank.

The Company currently maintains a $70 million secured credit facility with a group of banks led by AmSouth Bank. Other than $10 million of letters of credit, there was no outstanding balance under this facility at March 31, 2003. Available borrowing base capacity under this facility was $20 million at March 31, 2003.

Each of the Company's credit facilities is subject to various covenants and conditions on usage. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company's liquidity. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has six interest rate swaps with a total notional balance of $150 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 6.8%. The swaps have expirations between 2003 and 2007, and have to date proven to be highly effective hedges of the Company's designated variable rate borrowings of its FNMA Facility. The Company has designed these interest rate swaps as cash flow hedges on its FNMA Facility. Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods of $150 million of variable rate borrowings issued through the FNMA Facility, leaving only $268 million of the FNMA Facility of which the interest rate has not been fixed or hedged (excluding the effect of forward interest rate swaps). Additionally, the Company has a $46,690,000 Tax-Free Bond Facility with FNMA. The Company has three interest rate swaps with a total notional amount of $34,790,000 which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 4.2%. These swaps expire in 2007 and 2008, and have to date proven to be highly effective hedges of the designated borrowings of the Tax-Free Bond Facility. The Company also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility. The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index.

Through March 31, 2003, the Company has also executed four forward interest rate swaps with a total notional balance of $150 million all of which go into effect in 2003. The variable legs of these forward interest rate swaps are based on three-month LIBOR and the fixed legs have an average rate of 5.2%. The swaps have lives from four to seven years and are designated as cash flow hedges on planned refinancings.

The weighted average interest rate and the weighted average maturity at March 31, 2003, for the $826 million of debt outstanding were 5.0% and 12.4 years, compared to 6.3% and 9.7 years on $784 million of debt outstanding at March 31, 2002.

The Company believes that it has adequate resources to fund both its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for nearly $575 million of the Company's debt. The interest rate market for FNMA Discount Mortgage Backed Securities ("DMBS"), which in the Company's experience is highly effective with three-month LIBOR interest rates, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code. The Company has loan covenants that limit the total amount of distributions, but believes that it is unlikely that these will be a limiting factor on the Company's future levels of distributions based on the Company's current range of forecast of operating performance. The Company expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, preferred stock redemptions, expansions, and non-recurring capital expenditures, through long and medium term collateralized fixed rate borrowings, potential joint venture transactions and the Company's existing and new credit facilities.

Currently, the Company's operating cash flow after capital expenditures is insufficient to fully finance the payment of distributions to shareholders at the current rate. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant further deterioration in operations could result in the Company's financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

At March 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Blackstone Real Estate Acquisitions, LLC was established in order to sell assets to fund development while acquiring management fees to help offset the reduction in revenues from the sale. The Company's joint venture with Crow Holdings was established to acquire approximately $150 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 10 in the Company's 2002 Annual Report on Form 10-K.

INSURANCE

The Company put in place a new insurance program effective July 1, 2002. The program is substantially the same as the program entered into by the Company in 2001, but includes greater retention levels for property, casualty, and workers' compensation insurance. The Company retains the first $15 million of loss related to acts of foreign terrorism and does not have insurance for acts of domestic terrorism. In the opinion of management, property and casualty insurance is in place that provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company's liquidity, financial position, or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002. The impact of adopting Statement 145 in 2003 results in the Company presenting early extinguishments of debt as a component of operating income as opposed to an extraordinary item.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting Statement 146 is not expected to be material to the Company's consolidated financial condition or results of operations taken as a whole.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation 45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative transition methods for voluntary changes to the fair value method of accounting for stock-based employee compensation. Statement 148 is to be adopted for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Interpretation 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. Interpretation 46 is to be adopted for fiscal years or interim periods beginning after June 15, 2003. Interpretation 46 requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The impact of adopting Interpretation 46 is not expected to have a material effect on the Company's consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 2002 Annual Report on Form 10-K except for changes as discussed in the Liquidity and Capital resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          Exhibit No

          99.1 Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

          99.2 Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

          99.3 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.4 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



     (b)  Reports on Form 8-K

          Form     Event Reported              Date of Report       Date Filed

          8-K  Announced acquisition            1-20-2003           1-21-2003

          8-K  Tax composition of 2002          1-22-2003           1-22-2003
               dividends

          8-K  Announced acquisition             2-7-2003            2-7-2003

          8-K  4Q02 conference call and         2-14-2003           2-14-2003
               earnings release

          8-K  Completed refinancing             3-3-2003            3-3-2003

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  May 15, 2003                 /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)