Form 10-Q
period 2003-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2003-08-08
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at July 24, 2003
Common Stock, $.01 par value                                  18,000,540

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002

          Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (Unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                                 Mid-America Apartment Communities, Inc.
                                       Consolidated Balance Sheets
                             June 30, 2003 (Unaudited) and December 31, 2002
                                         (Dollars in thousands)
                                                                    June 30, 2003       December 31, 2002
                                                                  -------------------  -------------------
Assets:
Real estate assets:
      Land                                                             $   126,288            $   124,130
      Buildings and improvements                                         1,317,174              1,290,478
      Furniture, fixtures and equipment                                     35,968                 34,531
      Construction in progress                                               3,339                  3,223
----------------------------------------------------------------------------------------------------------
                                                                         1,482,769              1,452,362
      Less accumulated depreciation                                       (310,585)              (283,277)
----------------------------------------------------------------------------------------------------------
                                                                         1,172,184              1,169,085

       Land held for future development                                      1,366                  1,366
       Commercial properties, net                                            6,941                  7,088
       Investment in and advances to real estate joint ventures             19,234                 15,000
----------------------------------------------------------------------------------------------------------
         Real estate assets, net                                         1,199,725              1,192,539

Cash and cash equivalents                                                   17,767                 10,594
Restricted cash                                                              7,145                  7,463
Deferred financing costs, net                                               13,186                 10,296
Other assets, net                                                           15,747                 18,575
----------------------------------------------------------------------------------------------------------
         Total assets                                                  $ 1,253,570            $ 1,239,467
==========================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                    $   833,212            $   803,703
      Accounts payable                                                       3,390                    464
      Accrued expenses and other liabilities                                62,636                 55,372
      Security deposits                                                      4,345                  4,406
      Deferred gain on disposition of properties                             3,823                  3,946
----------------------------------------------------------------------------------------------------------
         Total liabilities and deferred gain                               907,406                867,891

Minority interest                                                           30,512                 33,405

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
       $170,333,250 or $25 per share liquidation preference:
         2,000,000 shares at 9.5% Series A Cumulative                           20                     20
         1,938,830 shares at 8.875% Series B Cumulative                         19                     19
         2,000,000 shares at 9.375% Series C Cumulative                         20                     20
         474,500 shares at 9.25% Series F Cumulative                             5                      5
         400,000 shares at 8.625% Series G Cumulative                            4                      4
      Common stock, $.01 par value (authorized 50,000,000 shares;
         issued 17,985,134 and 17,840,183 shares at
         June 30, 2003 and December 31, 2002, respectively)                    180                    178
      Additional paid-in capital                                           561,638                558,479
      Other                                                                 (4,208)                (4,299)
      Accumulated distributions in excess of net income                   (207,484)              (188,155)
      Accumulated other comprehensive loss                                 (34,542)               (28,100)
----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                        315,652                338,171
----------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                    $ 1,253,570            $ 1,239,467
==========================================================================================================

                      See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
                Three and six months ended June 30, 2003 and 2002

                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                                              Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                           ---------------------------  --------------------------
                                                                2003           2002           2003           2002
                                                           ------------  -------------  -------------  -----------
Revenues:
      Rental revenues                                       $ 56,073       $ 55,955      $ 111,430      $ 110,979
      Other property revenues                                  1,769          2,016          3,819          3,864
------------------------------------------------------------------------------------------------------------------
      Total property revenues                                 57,842         57,971        115,249        114,843

      Interest and other non-property income                     234            168            463            302
      Management and fee income, net                             266            193            514            379
      Equity in loss of real estate joint ventures              (183)          (190)          (308)          (213)
------------------------------------------------------------------------------------------------------------------
      Total revenues                                          58,159         58,142        115,918        115,311
------------------------------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                          6,686          6,528         13,128         13,013
            Building repairs and maintenance                   2,133          2,363          3,908          4,538
            Real estate taxes and insurance                    7,921          6,986         15,748         13,988
            Utilities                                          2,728          2,745          5,579          5,370
            Landscaping                                        1,604          1,570          3,130          3,113
            Other operating                                    2,736          2,540          5,433          5,110
            Depreciation and amortization                     14,023         13,647         27,938         27,156
------------------------------------------------------------------------------------------------------------------
                                                              37,831         36,379         74,864         72,288
      Property management expenses                             2,276          2,292          4,731          4,605
      General and administrative expenses                      1,788          1,697          3,420          3,302
      Interest expense                                        10,772         12,362         22,407         24,724
      Loss on debt extinguishment                                205             33            205             33
      Amortization of deferred financing costs                   504            664          1,128          1,321
------------------------------------------------------------------------------------------------------------------
      Total expenses                                          53,376         53,427        106,755        106,273
------------------------------------------------------------------------------------------------------------------

Income before gain on disposition of assets and
      insurance settlement proceeds, and minority interest
      in operating partnership income                          4,783          4,715          9,163          9,038
Net gain on disposition of assets and
      insurance settlement proceeds                              528            501            607            565
------------------------------------------------------------------------------------------------------------------
Income before minority interest in operating
      partnership income                                       5,311          5,216          9,770          9,603
Minority interest in operating partnership income                206            246            339            333
------------------------------------------------------------------------------------------------------------------
Net income                                                     5,105          4,970          9,431          9,270
Preferred dividend distribution                                3,925          4,029          7,850          8,057
------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders                $  1,180       $    941      $   1,581      $   1,213
==================================================================================================================

Net income available per common share:
  Basic (in thousands):
      Average common shares outstanding                       17,824         17,498         17,788         17,477
==================================================================================================================

  Basic earnings per share:
      Net income available per common share                   $ 0.07         $ 0.05         $ 0.09         $ 0.07

  Diluted (in thousands):
      Average common shares outstanding                       17,824         17,498         17,788         17,477
      Effect of dilutive stock options                           223            251            196            196
------------------------------------------------------------------------------------------------------------------
      Average dilutive common shares outstanding              18,047         17,749         17,984         17,673
==================================================================================================================

  Diluted earnings per share:
      Net income available per common share                   $ 0.07         $ 0.05         $ 0.09         $ 0.07

    See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2003 and 2002
                             (Dollars in thousands)
                                                                                              Six Months Ended
                                                                                        ----------------------------------
                                                                                        June 30, 2003       June 30, 2002
                                                                                        -----------------  ---------------
Cash flows from operating activities:
      Net income                                                                            $   9,431            $  9,270
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                     29,066              28,477
             Amortization of unearned stock compensation                                          373                 295
             Equity in loss of real estate joint venture                                          308                 213
             Minority interest in operating partnership income                                    339                 333
             Loss on debt extinguishment                                                          205                  33
             Net gain on dispositions and insurance settlement proceeds                          (607)               (565)
             Changes in assets and liabilities:
                 Restricted cash                                                                  318               1,999
                 Other assets                                                                   2,515              (4,308)
                 Accounts payable                                                               2,926                 327
                 Accrued expenses and other                                                       697               1,177
                 Security deposits                                                                (61)                129
--------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                         45,510              37,380
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Purchases of real estate and other assets                                        (40,627)                  -
             Improvements to existing real estate assets                                       (9,785)             (7,987)
             Construction of units in progress and future development                               -              (1,394)
             Distributions from real estate joint venture                                         308                 121
             Contributions to real estate joint ventures                                       (4,725)                  -
             Proceeds from disposition of real estate assets                                   20,303                   -
--------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                            (34,526)             (9,260)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net change in credit lines                                                       175,399              16,020
             Proceeds from notes payable                                                       14,728                   -
             Principal payments on notes payable                                             (160,823)             (7,581)
             Payment of deferred financing costs                                               (4,002)               (570)
             Proceeds from issuances of common shares and units                                 2,848                (170)
             Distributions to unitholders                                                      (3,201)             (3,409)
             Dividends paid on common shares                                                  (20,910)            (20,442)
             Dividends paid on preferred shares                                                (7,850)             (8,057)
--------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                             (3,811)            (24,209)
--------------------------------------------------------------------------------------------------------------------------
             Net increase in cash and cash equivalents                                          7,173               3,911
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                 10,594              12,192
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                    $  17,767            $ 16,103
==========================================================================================================================


Supplemental disclosure of cash flow information:
   Interest paid                                                                            $  22,731            $ 24,844
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units for common shares                                                    $      31            $    249
   Issuance of restricted common shares                                                     $     282            $  2,639
   Interest capitalized                                                                     $       -            $    239
   Marked-to-market adjustment on derivative instruments                                    $  (6,442)           $ (3,770)

                              See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2003 and 2002 (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2002, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

STOCK BASED COMPENSATION

The Company adopted the 1994 Restricted Stock and Stock Option Pan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a Note to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Company will continue such accounting for employee stock options under the provisions of APB 25.


The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                        June 30,
                                                        -----------------------------   ----------------------------
                                                                2003            2002            2003           2002
                                                        -------------   -------------   -------------   ------------
Net income available for
     common shareholders                                     $ 1,180         $   941         $ 1,581        $ 1,213
Add:  Stock-based employee
     compensation expense included
     in reported net income                                        -               -               -              -
Less:  Stock-based employee
     compensation expense determined
     under fair value method of accounting                        22              66              37             99
                                                        -------------   -------------   -------------   ------------
Pro forma net income available for
     common shareholders                                     $ 1,158         $   875         $ 1,544        $ 1,114
                                                        =============   =============   =============   ============

Average common shares outstanding - Basic                     17,824          17,498          17,788         17,477
Average common shares outstanding - Diluted                   18,047          17,749          17,984         17,673

Net income available per common share:
     Basic as reported                                       $  0.07         $  0.05         $  0.09        $  0.07
     Basic pro forma                                         $  0.06         $  0.05         $  0.09        $  0.06
     Diluted as reported                                     $  0.07         $  0.05         $  0.09        $  0.07
     Diluted pro forma                                       $  0.06         $  0.05         $  0.09        $  0.06

Assumptions:
     Risk free interest rate                                   2.56%           4.40%           2.56%          4.40%
     Expected life - Years                                       6.1             6.5             6.1            6.5
     Expected volatility                                      14.10%          15.73%          12.54%         13.79%
     Expected dividends                                        8.66%           8.75%           8.66%          8.75%

RECLASSIFICATION

Certain  prior  year  amounts  have  been   reclassified   to  conform  to  2003
presentation. The reclassifications had no effect on net income available for common shareholders.

2.       REAL ESTATE ACQUISITIONS

On May 1, 2003 the Company transferred the Green Oaks apartments to Mid-America CH/Realty LP ("CH/Realty"), the Company's joint venture with Crow Holdings.

On May 6, 2003, the Company acquired the Jefferson Pines apartments, a 308-unit apartment community located in Houston, TX.

3.       SHARE AND UNIT INFORMATION

At June 30, 2003, 17,985,134 common shares and 2,734,026 operating partnership units were outstanding, a total of 20,719,160 shares and units. Additionally, the Company had outstanding options for 1,301,955 shares of common stock at June 30, 2003.

4.       SEGMENT INFORMATION

At June 30, 2003, the Company owned or had ownership interest in, and operated 126 apartment communities in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having operating responsibility and authority regarding the operations of their respective properties. Each property manager reports to and is supported by a multisite manager who assists the property manager in monitoring local and area trends in rental rates, occupancy percentages, and operating costs. The property and multisite managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes, versus the approved budget for each property. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

                                                                          Three months                Six months
                                                                         ended June 30,             ended June 30,
                                                                   -------------------------  --------------------------
                                                                          2003         2002          2003          2002
                                                                   ------------ ------------  ------------  ------------
Multifamily rental revenues                                           $ 62,464     $ 60,619     $ 123,805     $ 120,260
Other multifamily revenues                                               2,076        2,226         4,380         4,408
                                                                   ------------ ------------  ------------  ------------
    Segment revenues                                                    64,540       62,845       128,185       124,668

Reconciling items to consolidated revenues:
   Joint venture revenues                                               (6,698)      (4,874)      (12,936)       (9,825)
   Interest and other non-property income                                  234          168           463           302
   Management and fee income, net                                          266          193           514           379
   Equity in loss of real estate joint venture                            (183)        (190)         (308)         (213)
                                                                   ------------ ------------  ------------  ------------
       Total revenues                                                 $ 58,159     $ 58,142     $ 115,918     $ 115,311
                                                                   ============ ============  ============  ============

Multifamily net operating income                                      $ 37,352     $ 37,878     $  74,914     $  75,031
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                   (3,318)      (2,639)       (6,591)       (5,320)
   Interest and other non-property income                                  234          168           463           302
   Management and fee income, net                                          266          193           514           379
   Equity in loss of real estate joint venture                            (183)        (190)         (308)         (213)
   Depreciation and amortization                                       (14,023)     (13,647)      (27,938)      (27,156)
   Property management expenses                                         (2,276)      (2,292)       (4,731)       (4,605)
   General and administrative expenses                                  (1,788)      (1,697)       (3,420)       (3,302)
   Interest expense                                                    (10,772)     (12,362)      (22,407)      (24,724)
   Loss on debt extinguishment                                            (205)         (33)         (205)          (33)
   Amortization of deferred financing costs                               (504)        (664)       (1,128)       (1,321)
   Net gain on dispositions of assets and
      insurance settlement proceeds                                        528          501           607           565
   Minority interest in operating partnership income                      (206)        (246)         (339)         (333)
   Preferred dividend distribution                                      (3,925)      (4,029)       (7,850)       (8,057)
                                                                   ------------ ------------  ------------  ------------
       Net income available for common shareholders                   $  1,180     $    941     $   1,581     $   1,213
                                                                   ============ ============  ============  ============

                                                                          June 30, 2003        December 31, 2002
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,665,524              $ 1,592,353
Accumulated depreciation - multifamily assets                                  (327,645)                (297,240)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,337,879                1,295,113

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                           (165,695)                (126,028)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     6,941                    7,088
   Investment in and advances to real estate joint venture                       19,234                   15,000
   Cash and restricted cash                                                      24,912                   18,057
   Other assets, net                                                             28,933                   28,871
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,253,570              $ 1,239,467
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

The Company requires that derivative instruments intended as interest rate hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential if the instrument is to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedging transaction and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

6.       COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and six months ended June 30, 2003 and 2002 were as follows (dollars in thousands):

                                                    Three months                              Six months
                                                    ended June 30,                           ended June 30,
                                       --------------------------------------   --------------------------------------
                                                   2003                 2002                2003                 2002
                                       -----------------   ------------------   -----------------   ------------------
Net income                                      $ 5,105             $  4,970             $ 9,431              $ 9,270
Marked-to-market adjustment
    on derivative instruments                    (5,015)              (7,558)             (6,442)              (3,770)
                                       -----------------   ------------------   -----------------   ------------------
Total comprehensive income                      $    90             $ (2,588)            $ 2,989              $ 5,500
                                       =================   ==================   =================   ==================

7.       SUBSEQUENT EVENTS

On July 10, 2003, in an underwritten public offering, the Company sold 5,600,000 shares of its 8.30% Series H Cumulative Redeemable Preferred Stock ("Series H") at $25 per share less an underwriting discount of $0.7875 per share. The net proceeds of the sale will go towards redeeming all of the issued and outstanding shares of the Company's 9.5% Series A Cumulative Preferred Stock and 9 3/8% Series C Cumulative Redeemable Preferred Stock as well as 1,600,000 shares of the 1,938,830 issued and outstanding shares of the Company's 8 7/8% Series B Cumulative Preferred Stock ("Series B") on August 12, 2003.

On July 16, 2003, the underwriters of the Company's Series H offering exercised an option to purchase an additional 525,000 shares of the Series H preferred stock for $25 per share less the underwriting discount, and on August 4, 2003, the underwriters exercised an option to purchase the remaining additional 75,000 shares of the Series H preferred stock for $25 per share less the underwriting discount. The net proceeds will be used to redeem the remaining issued and outstanding shares of the Series B preferred stock on August 18, 2003.

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

The Company believes that the estimates and assumptions that are most important to the portrayal of its financial condition and results of operations, in that they require the most subjective judgments, form the basis of accounting policies deemed to be most critical. These critical accounting policies include capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and the fair value of derivative financial instruments.

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

Impairment of Long-Lived Assets, Including Goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived
Assets and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets. The Company evaluates its goodwill for impairment on an annual basis during the Company's fiscal fourth quarter. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

To evaluate goodwill and the recovery value of long-lived assets, the Company estimates future operating cash flows and uses these cash flow estimates to determine the asset's fair value. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in a property's market or submarket.

Fair Value of Derivative Financial Instruments

The Company utilizes certain derivative financial instruments during the normal course of business to manage, or hedge, the interest rate risk associated with the Company's variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with a transaction. The valuation of the derivative financial instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item must be highly effective. The Company performs effectiveness tests using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the maturity of the hedge. Any amounts determined to be ineffective are recorded in earnings. The fair value of the hedges is recorded to accumulated other comprehensive income.

While the Company's calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the rates of the hedge and the underlying hedged item are measured by the Company before entering into the hedge and have been highly related.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2003. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 13 properties containing 3,841 apartment units owned by its 33.33% unconsolidated joint ventures, at June 30, 2003 was 34,815 in 126 communities compared to 33,459 units in 122 communities owned at June 30, 2002. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up increased to $662 at June 30, 2003 from $660 at June 30, 2002. Occupancy for these same apartment units at June 30, 2003 and 2002 was 92.4% and 94.9%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

Property revenues for the three months ended June 30, 2003, decreased by approximately $129,000 from the three months ended June 30, 2002, due to a $1,184,000 decrease in revenues from communities held throughout both periods. This decrease was partially offset by increases of (i) $616,000 of revenue from the Green Oaks and Jefferson Pines apartments purchased in 2003 (the "2003 Acquisitions"), and (ii) $439,000 from the communities in development or lease-up (the "Development Communities").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2003, increased by approximately $1,076,000 from the three months ended June 30, 2002, due primarily to increases of (i) $636,000 from communities held throughout both periods, (ii) $387,000 of additional expenses from the 2003 Acquisitions, and (iii) $53,000 from the Development Communities.

Depreciation and amortization expense increased by approximately $376,000 primarily due to the increases of (i) $105,000 from the 2003 Acquisitions, (ii) $28,000 from the Development Communities, and (iii) $243,000 from the remaining communities.

Property management expenses remained relatively flat over the same period last year. General and administrative expenses increased by approximately $91,000 primarily related to expenses resulting from new regulatory and compliance requirements.

Interest expense for the three months ended June 30, 2003, decreased by approximately $1,590,000 from the same period in 2002. Refinancings of debt in 2002 and 2003, and the reduction in variable rates since June 30, 2002, decreased the Company's average interest rate from 6.2% at June 30, 2002 to 5.3% at June 30, 2003. This decrease was partially offset by an increase in average debt balances.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

Property revenues for the six months ended June 30, 2003, increased by approximately $406,000 from the six months ended June 30, 2002, due to increases of (i) $1,124,000 of incremental revenue from the Development Communities, and
(ii) $1,003,000 of incremental revenue from the 2003 Acquisitions. These increases were partially offset by a decrease in property revenues of $1,721,000 from communities held throughout both periods.

Property operating expenses for the six months ended June 30, 2003, increased by approximately $1,794,000 from the six months ended June 30, 2002, due primarily to increases of (i) $1,076,000 from the communities held throughout both periods, (ii) $586,000 of additional expenses from the 2003 Acquisitions, and
(iii) $132,000 from the Development Communities.

Depreciation and amortization expense increased by approximately $782,000 primarily due to the increases of (i) $123,000 from the Development Communities,
(ii) $105,000 from the 2003 Acquisitions, and (iii) $554,000 from the remaining communities.

Property management expenses increased by approximately $126,000 over the same period last year mainly related to increased landscape expenses. General and administrative expenses increased approximately $118,000 over the same period last year mainly related to increases in software maintenance expenses and expenses resulting from new regulatory and compliance requirements.

Interest expense for the six months ended June 30, 2003, decreased by approximately $2,317,000 from the same period of 2002. Refinancings of debt in 2002 and 2003, and the reduction in variable rates since June 30, 2002, decreased the Company's average interest rate from 6.2% at June 30, 2002 to 5.3% at June 30, 2003. This decrease was partially offset by an increase in average debt balances.

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

The Company believes that FFO is helpful in understanding the Company's operating performance in that FFO excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income.

FFO increased for the three months ended June 30, 2003, by approximately $677,000 to $15,069,000 versus $14,392,000 for the three months ended June 30, 2002. FFO for the six months ended June 30, 2003, increased by $1,324,000 to $29,593,000 from $28,269,000 for the same period of 2002. The FFO increases were due primarily to reduced interest expense, which decreased at a significantly greater rate than operating expenses increased.

Net income increased by approximately $135,000 for the three months ended June 30, 2003 to $5,105,000 from $4,970,000 for the three months ended June 30, 2002.
Net income for the six months ended June 30, 2003 increased to $9,431,000 from $9,270,000 for the same period in 2002. The net income increase occurred for the same reason that FFO increased.

The following table is a reconciliation of FFO to net income for the three and six months ended June 30, 2003 and 2002 (dollars and shares in thousands):

                                                                  Three months                     Six months
                                                                 ended June 30,                  ended June 30,
                                                          -----------------------------   -----------------------------
                                                              2003            2002            2003            2002
                                                          --------------  -------------   -------------   -------------
Net income                                                     $  5,105       $  4,970        $  9,431        $  9,270
Preferred dividend distribution                                  (3,925)        (4,029)         (7,850)         (8,057)
                                                          --------------  -------------   -------------   -------------
Net income available for common shareholders                      1,180            941           1,581           1,213
Depreciation and amortization - real estate property             13,678         13,361          27,249          26,600
Adjustment for joint venture depreciation                           533            345           1,031             688
Minority interest in operating partnership                          206            246             339             333
Net gain on disposition of assets and
  insurance settlement proceeds                                    (528)          (501)           (607)           (565)
                                                          --------------  -------------   -------------   -------------
Funds from operations                                          $ 15,069       $ 14,392        $ 29,593        $ 28,269
                                                          ==============  =============   =============   =============

Weighted average shares and units:
  Basic                                                          20,558         20,408          20,523          20,390
  Diluted                                                        20,781         20,659          20,719          20,586

TRENDS

Property revenues during the three and six months ended June 30, 2003, were impacted by general economic weakness and excess supply of apartments, which was evident throughout the majority of the Company's markets. The decrease in new household formations and increase in single family home purchases due to historically low interest rates have affected demand in many of the Company's markets, which has created extremely competitive leasing environments. These dynamics are expected to continue for the next several quarters. Current occupancy rates, rent growth, and concession levels are not at historical levels and are not expected to improve until the national economy improves.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to approximately $45,510,000 for the first six months of 2003 from $37,380,000 for the first six months of 2002 mainly related to changes in other assets and accounts payable. The Company purchased a plane in 2002 to lower the operating expense associated with the previous leasing arrangement. Included in other assets for the six months ended June 30, 2002, is $3.3 million representing the purchase of the plane.

Net cash used in investing activities increased during the first six months of 2003 from the first six months of 2002 to approximately $34,526,000 from $9,260,000 mainly related to the purchase of the Jefferson Pines apartments.

The following table summarizes the Company's remaining communities in various stages of lease-up, as of June 30, 2003 (dollars in thousands):

                                                                Construction                   Anticipated
                                                      Total       Finish        Initial          Stabil-
                                          Location    Units        Date        Occupancy         ization
                                   ----------------   -------   -----------   -------------   ---------------
Completed Communities
In Lease-up:
Grand View Nashville                 Nashville, TN       433       2Q 2001         3Q 2000           3Q 2003
Reserve at Dexter Lake III             Memphis, TN       244       2Q 2002         2Q 2001           3Q 2003

The Company's projections assume that the two properties completed but still under lease-up will substantially stabilize during 2003. At June 30, 2003, 603 of the 677 apartments were occupied, and the Company believes that the completion of stabilization of these properties in the third quarter of 2003 is highly likely. The Company does not anticipate that its liquidity will be materially impacted should these properties fail to stabilize in 2003.

Capital improvements to existing properties during the first six months of 2003 and 2002 totaled approximately $9,758,000 and $7,987,000, respectively. Actual capital expenditures are summarized below (dollars in thousands):

                                                                  June 30, 2003    June 30, 2002
                                                                 ---------------  ---------------
Recurring capital expenditures at existing properties                  $  6,216         $  5,395
Revenue enhancing capital expenditures at existing properties             3,434            2,333
Corporate/commercial capital improvements                                   108              259
                                                                 ---------------  ---------------
                                                                       $  9,758         $  7,987
                                                                 ===============  ===============

Net cash used in financing activities was approximately $3,811,000 for the first six months ended June 30, 2003 compared to $24,209,000 during the same period in 2002. During the first six months of 2003 the Company increased its borrowings under its credit lines by approximately $175,399,000 to accommodate refinancing activities. In the first six months of 2002 the Company increased its credit lines by approximately $16,020,000. The Company made principal payments on notes payable of approximately $160,823,000 in the first six months of 2003 compared to payments of approximately $7,581,000 for the same period in 2002. The increase of borrowings under the Company's credit lines and in principal payments on notes payable for the six months ended June 30, 2003, is mainly related to the refinancing of $151,000,000 million of debt maturities in the first six months of 2003, by utilizing the $552 million borrowing capacity of its existing secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the "FNMA Facility")

At June 30, 2003, the FNMA Facility had an outstanding balance of $513 million, with available unused borrowing capacity of $39 million. $315 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, while the remaining $237 million expires in 2007, renewable for a 5-year term. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.09%, plus a credit enhancement fee of 0.67% or 0.72% based on the outstanding borrowings. Excluding the effect of interest rate swaps, the average variable interest rate at June 30, 2003 was 1.9% on variable rate borrowings of $403 million under the FNMA Facility. Fixed rate borrowings under the FNMA Facility totaled $110 million at June 30, 2003, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

At June 30, 2003, the Company had an outstanding balance of $20 million on its loan with Compass Bank at a variable interest rate of 1.9%.

The Company currently maintains a secured credit facility with a group of banks led by AmSouth Bank. Other than $11 million of letters of credit, there was no outstanding balance under this facility at June 30, 2003. Available borrowing base capacity under this facility was $19 million at June 30, 2003. In July, 2003 the Company reduced this $70 million line to $40 million.

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

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has nine interest rate swaps with a total notional balance of $275 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 5.5%. The swaps have expirations between 2003 and 2010, and have to date proven to be highly effective hedges of the Company's designated variable rate borrowings on its FNMA Facility. The Company has designated these interest rate swaps as cash flow hedges on its FNMA Facility. Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods on $275 million of variable rate borrowings issued through the FNMA Facility, leaving only $128 million of the FNMA Facility on which the interest rate has not been fixed or hedged (excluding the effect of forward interest rate swaps). Additionally, the Company has a $46,690,000 Tax-Free Bond Facility with FNMA. The Company has three interest rate swaps with a total notional amount of $34,790,000 which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 3.6%. These swaps expire in 2007 and 2008, and have to date proven to be highly effective hedges of the designated borrowings of the Tax-Free Bond Facility. The Company also has two interest rate swaps with a total notional amount of $7,945,000 which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 2.3%. These swaps expire in 2008, and have been designated against borrowings which became part of the FNMA Tax-Free Bond Facility in July 2003. The Company has also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility. The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index.

At June 30, 2003, the Company had entered into two forward interest rate swaps with a total notional balance of $50 million both of which go into effect in 2003. The variable legs of these forward interest rate swaps are based on three-month LIBOR and the fixed legs have an average rate of 5.1%. The swaps have lives of four and six years and are designated as cash flow hedges on planned refinancings.

The weighted average interest rate and the weighted average maturity at June 30, 2003, for the $833 million of debt outstanding were 5.3% and 12.0 years, compared to 6.2% and 9.5 years on $788 million of debt outstanding at June 30, 2002.

The Company believes that it has adequate resources to fund both its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $559 million of the Company's debt. The interest rate market for FNMA Discount Mortgage Backed Securities ("DMBS"), which in the Company's experience is highly effective with three-month LIBOR interest rates, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

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

At June 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Blackstone Real Estate Acquisitions, LLC was established in order to sell assets to fund development while acquiring management fees to help offset the reduction in revenues from the sale. The Company's joint venture with Crow Holdings was established to acquire approximately $150 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements
Note 10 in the Company's 2002 Annual Report on Form 10-K.

INSURANCE

The Company put in place a new insurance program effective July 1, 2003. The program is substantially the same as the program entered into by the Company in 2002. The Company retains the first $15 million of loss related to acts of foreign terrorism and does not have insurance for acts of domestic terrorism. In the opinion of management, property and casualty insurance is in place that provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company's liquidity, financial position, or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002. As a result of the adoption of Statement 145, the Company reclassified $33,000 representing extraordinary gain (before minority interest adjustment) on early extinguishment of debt for the first six months ended June 30, 2002, to a component of operating income.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Interpretation 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. Interpretation 46 is to be adopted for fiscal years or interim periods beginning after June 15, 2003. Interpretation 46 requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of Interpretation 46 did not have a material effect on the Company's consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The impact of adopting Statement 149 is not expected to be material to the Company's consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody obligations for the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting Statement 150 is not expected to be material to the Company's consolidated financial condition or results of operations taken as a whole.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or that are reasonably likely to affect, the registrant's internal control over financial reporting.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of the shareholders of the Company was held on June 2, 2003.

            Messrs. George E. Cates, John S. Grinalds and Simon R.C. Wadsworth were elected to serve as directors by 99.1%, 99.0% and 99.1%, respectively, of the shares represented at the meeting.

            KPMG   LLP   was   ratified  as  the  Company's  independent  public
            accountants for the 2003 fiscal year by 98.9% of the shares represented at the meeting.

            The Long-Term Performance Based Incentive Plan was approved and adopted by 91.7% of the shares represented at the meeting.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

           (a)   The following exhibits are filed as part of this report.

                 Exhibit No
                 31.1     Certification of Chief Executive Officer  Pursuant  to
                          Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2     Certification of Chief Financial Officer  Pursuant  to
                          Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)   Reports on Form 8-K

                 Form Event Reported                   Date of Report Date Filed
                 8-K  Pre-announcement of 1Q03 results 4-15-2003      4-16-2003
                 8-K  Release of 1Q03 earnings release 5-8-2003       5-9-2003
                 8-K  Investor update presentation     6-2-2003       6-3-2003

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  August 8, 2003               /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)