Form 10-Q
period 2003-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2003-11-10
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at October 24, 2003
Common Stock, $.01 par value                                  19,526,459

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002

          Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (Unaudited)

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                                Mid-America Apartment Communities, Inc.
                                      Consolidated Balance Sheets
                         September 30, 2003 (Unaudited) and December 31, 2002
                                        (Dollars in thousands)

                                                               September 30, 2003     December 31, 2002
                                                             ---------------------  --------------------
Assets:
Real estate assets:
      Land                                                            $   139,402           $   124,130
      Buildings and improvements                                        1,438,157             1,290,478
      Furniture, fixtures and equipment                                    37,937                34,531
      Construction in progress                                              5,927                 3,223
--------------------------------------------------------------------------------------------------------
                                                                        1,621,423             1,452,362
      Less accumulated depreciation                                      (323,683)             (283,277)
--------------------------------------------------------------------------------------------------------
                                                                        1,297,740             1,169,085

       Land held for future development                                     1,366                 1,366
       Commercial properties, net                                           7,298                 7,088
       Investment in and advances to real estate joint ventures            13,328                15,000
--------------------------------------------------------------------------------------------------------
        Real estate assets, net                                         1,319,732             1,192,539

Cash and cash equivalents                                                   5,576                10,594
Restricted cash                                                            10,364                 7,463
Deferred financing costs, net                                              13,027                10,296
Other assets, net                                                          17,759                18,575
--------------------------------------------------------------------------------------------------------
        Total assets                                                  $ 1,366,458           $ 1,239,467
========================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                   $   911,696           $   803,703
      Accounts payable                                                      1,875                   464
      Accrued expenses and other liabilities                               60,950                55,372
      Security deposits                                                     4,709                 4,406
      Deferred gain on disposition of properties                                -                 3,946
--------------------------------------------------------------------------------------------------------
        Total liabilities and deferred gain                               979,230               867,891

Minority interest                                                          32,757                33,405

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $170,333,250 at December 31, 2002, and $176,862,500 at
      September 30, 2003, or $25 per share liquidation preference:
        2,000,000 shares at 9.5% Series A Cumulative                            -                    20
        1,938,830 shares at 8.875% Series B Cumulative                          -                    19
        2,000,000 shares at 9.375% Series C Cumulative                          -                    20
        474,500 shares at 9.25% Series F Cumulative                             5                     5
        400,000 shares at 8.625% Series G Cumulative                            4                     4
        6,200,000 shares at 8.30% Series H Cumulative                          62                     -
      Common stock, $.01 par value (authorized 50,000,000 shares;
        issued 19,499,406 and 17,840,183 shares at
        September 30, 2003 and December 31, 2002, respectively)               195                   178
      Additional paid-in capital                                          608,424               558,479
      Other                                                                (4,037)               (4,299)
      Accumulated distributions in excess of net income                  (221,080)             (188,155)
      Accumulated other comprehensive loss                                (29,102)              (28,100)
--------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                        354,471               338,171
--------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                    $ 1,366,458           $ 1,239,467
========================================================================================================

                     See accompanying notes to consolidated financial statements.

                                   Mid-America Apartment Communities, Inc.
                                    Consolidated Statements of Operations
                           Three and nine months ended September 30, 2003 and 2002

                                (Dollars in thousands, except per share data)
                                                (Unaudited)

                                                                 Three months ended           Nine months ended
                                                                    September 30,                September 30,
                                                              --------------------------  -------------------------
                                                                   2003          2002           2003          2002
                                                              -----------  -------------  ------------  -----------
Revenues:
      Rental revenues                                          $ 57,781      $ 57,116      $ 169,078     $ 167,783
      Other property revenues                                     2,138         2,119          5,956         5,982
-------------------------------------------------------------------------------------------------------------------
      Total property revenues                                    59,919        59,235        175,034       173,765
      Interest and other non-property income                        203           169            666           471
      Management and fee income, net                                215           191            729           570
-------------------------------------------------------------------------------------------------------------------
      Total revenues                                             60,337        59,595        176,429       174,806
-------------------------------------------------------------------------------------------------------------------
Expenses:
      Property operating expenses:
            Personnel                                             7,281         6,646         20,379        19,609
            Building repairs and maintenance                      2,769         2,531          6,672         7,045
            Real estate taxes and insurance                       7,587         7,280         23,281        21,217
            Utilities                                             3,316         3,104          8,888         8,466
            Landscaping                                           1,660         1,567          4,788         4,672
            Other operating                                       3,600         2,805          9,025         7,903
            Depreciation and amortization                        14,827        14,214         42,685        41,295
-------------------------------------------------------------------------------------------------------------------
                                                                 41,040        38,147        115,718       110,207
      Property management expenses                                2,233         2,297          6,784         7,247
      General and administrative expenses                         1,733         1,686          5,333         4,643
      Interest expense                                           11,689        12,657         34,096        37,381
      Loss (gain) on debt extinguishment                           (101)           (1)           104            32
      Amortization of deferred financing costs                      464           690          1,592         2,011
-------------------------------------------------------------------------------------------------------------------
      Total expenses                                             57,058        55,476        163,627       161,521
-------------------------------------------------------------------------------------------------------------------
Income before minority interest in operating
      partnership income, loss from investments in
      unconsolidated entities, net gain on insurance
      settlement proceeds and disposition of assets,
      discontinued operations and gain on
      sale of discontinued operations                             3,279         4,119         12,802        13,285
Minority interest in operating partnership income                  (778)          (28)        (1,117)         (361)
Loss from investments in unconsolidated entities                     (8)         (204)          (316)         (417)
Net gain (loss) on insurance settlement proceeds and
      disposition of assets                                       2,075          (128)         2,682           437
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                 4,568         3,759         14,051        12,944
Discontinued operations:
      Property operations                                           (19)           38            (71)          123
      Gain on sale                                                1,921             -          1,921             -
-------------------------------------------------------------------------------------------------------------------
Net income                                                        6,470         3,797         15,901        13,067
Preferred dividend distribution                                   3,545         4,028         11,395        12,085
Original issuance costs associated with the
      redemption of preferred stock                               5,987             -          5,987             -
-------------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders            $ (3,062)     $   (231)     $  (1,481)    $     982
===================================================================================================================

Net income (loss) available per common share:
  Basic (in thousands):
      Average common shares outstanding                          18,302        17,579         17,961        17,511

      Net income (loss) available per common share - Basic     $  (0.17)     $  (0.01)     $   (0.08)    $    0.06

  Diluted (in thousands):
      Average common shares outstanding                          18,302        17,579         17,961        17,511
      Effect of dilutive stock options                                -             -              -           203
-------------------------------------------------------------------------------------------------------------------
      Average dilutive common shares outstanding                 18,302        17,579         17,961        17,714
===================================================================================================================

      Net income (loss) available per common share - Diluted   $  (0.17)     $  (0.01)     $   (0.08)    $    0.06

     See accompanying notes to consolidated financial statements.

                                MID-AMERICA APARTMENT COMMUNITIES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Nine months ended September 30, 2003 and 2002
                                        (Dollars in thousands)

                                                                       Nine Months Ended September 30,
                                                                      ----------------------------------
                                                                           2003              2002
                                                                      ------------------  --------------
Cash flows from operating activities:
     Net income                                                             $  15,901         $  13,067
     Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation and amortization                                       44,277            43,419
           Amortization of unearned stock compensation                            597               306
           Equity in loss of real estate joint venture                            316               417
           Minority interest in operating partnership income                    1,117               366
           Gain on the sale of discontinued operations                         (1,921)                -
           Loss on debt extinguishment                                            104                32
           Net gain on insurance settlement proceeds and dispositions
             of assets                                                         (2,682)             (437)
           Changes in assets and liabilities:
               Restricted cash                                                 (2,901)            1,187
               Other assets                                                     1,312            (6,499)
               Accounts payable                                                 1,411              (181)
               Accrued expenses and other                                       5,403             5,934
               Security deposits                                                  303                30
--------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                           63,237            57,641
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
           Purchases of real estate and other assets                          (73,954)          (33,933)
           Improvements to existing real estate assets                        (16,103)          (14,099)
           Construction of units in progress and future development                 -            (1,913)
           Distributions from real estate joint venture                           368               141
           Contributions to real estate joint ventures                         (4,726)                -
           Proceeds from disposition of real estate assets                     25,232                 -
           Purchase of Blackstone Joint Venture                               (21,853)                -
--------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                              (91,036)          (49,804)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
           Net change in credit lines                                         179,321            60,840
           Proceeds from notes payable                                         14,729                 -
           Principal payments on notes payable                               (166,019)          (17,804)
           Payment of deferred financing costs                                 (4,289)           (1,324)
           Proceeds from issuances of common shares and units                  44,496               386
           Distributions to unitholders                                        (4,773)           (5,107)
           Dividends paid on common shares                                    (30,912)          (30,757)
           Dividends paid on preferred shares                                 (11,392)          (12,085)
           Proceeds from isssuance of preferred stock                         150,119                 -
           Redemption of preferred stock                                     (148,499)                -
--------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                 22,781            (5,851)
--------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash and cash equivalents                (5,018)            1,986
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                 10,594            12,192
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $   5,576         $  14,178
========================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                            $  33,729         $  37,321
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units to common shares                                     $     347         $   2,234
   Issuance of restricted common shares                                     $     335         $   2,649
   Interest capitalized                                                     $       -         $     239
   Marked-to-market adjustment on derivative instruments                    $  (1,002)        $ (15,957)

In August 2003, the Company purchased the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair Value of assets acquired                             75,091
     Cash paid                                                (21,853)
                                                              ---------
          Debt assumed                                         53,238

See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                     September 30, 2003 and 2002 (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2002, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

STOCK BASED COMPENSATION

The Company adopted the 1994 Restricted Stock and Stock Option Plan (the "Plan") to provide incentives to attract and retain independent directors, executive officers and key employees.

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

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                        -----------------------------   ----------------------------
                                                                2003            2002            2003           2002
                                                        -------------   -------------   -------------   ------------
Net income (loss) available for
     common shareholders                                     $(3,062)        $  (231)        $(1,481)       $   982
Add:  Stock-based employee
     compensation expense included
     in reported net income                                        -               -               -              -
Less:  Stock-based employee
     compensation expense determined
     under fair value method of accounting                        81             103             154            211
                                                        -------------   -------------   -------------   ------------
Pro forma net income (loss) available for
     common shareholders                                     $(3,143)        $  (334)        $(1,635)       $   771
                                                        =============   =============   =============   ============

Average common shares outstanding - Basic                     18,302          17,579          17,961         17,511
Average common shares outstanding - Diluted                   18,302          17,579          17,961         17,714

Net income (loss) available per common share:
     Basic as reported                                       $ (0.17)        $ (0.01)        $ (0.08)       $  0.06
     Basic pro forma                                         $ (0.17)        $ (0.02)        $ (0.09)       $  0.04
     Diluted as reported                                     $ (0.17)        $ (0.01)        $ (0.08)       $  0.06
     Diluted pro forma                                       $ (0.17)        $ (0.02)        $ (0.09)       $  0.04

Assumptions:
     Risk free interest rate                                   3.81%           4.16%           3.52%          4.84%
     Expected life - Years                                       5.9             6.2             5.9            6.2
     Expected volatility                                      17.58%          21.71%          14.43%         16.82%
     Expected dividends                                        7.75%           9.39%           7.75%          9.39%

RECLASSIFICATION

Certain  prior  year  amounts  have  been   reclassified   to  conform  to  2003
presentation. The reclassifications had no effect on net income available for common shareholders.

2.   REAL ESTATE ACQUISITIONS

On August 25, 2003, the Company purchased the limited partnership interest held by Blackstone Real Estate Advisors ("Blackstone") in BRE/MAAC Associates, LLC ("BreMaac"), a joint venture between the Company and Blackstone which owned 10 properties containing 2,793 apartment units. The Company purchased Blackstone's partnership interest for $21.9 million in cash and the assumption of $53.2 million of debt. The allocation of the purchase price was preliminary as of September 30, 2003.

On September 30, 2003, the Company acquired Los Rios Park apartments, a 498-unit community located in Plano, Texas.

3.   REAL ESTATE DISPOSITIONS

On July 10, 2003, the Company sold the Crossings apartments, a 80-unit community located in Memphis, Tennessee for $4.6 million.

4.   COMMON AND PREFERRED STOCK OFFERING

On July 10, 2003, in an underwritten public offering, the Company sold 5,600,000 shares of its 8.30% Series H Cumulative Redeemable Preferred Stock ("Series H") at $25 per share less an underwriting discount of $0.7875 per share. The net proceeds of the sale were applied to the redemption of all the issued and outstanding shares of the Company's 9.5% Series A Cumulative Preferred Stock and 9 3/8% Series C Cumulative Redeemable Preferred Stock as well as 1,600,000 shares of the 1,938,830 issued and outstanding shares of the Company's 8 7/8% Series B Cumulative Preferred Stock ("Series B") on August 12, 2003.

On July 16, 2003, the underwriters of the Company's Series H offering exercised an option to purchase an additional 525,000 shares of the Series H preferred stock for $25 per share less the underwriting discount, and on August 4, 2003, the underwriters exercised an option to purchase the remaining additional 75,000 shares of the Series H preferred stock for $25 per share less the underwriting discount. The net proceeds were used to redeem the remaining issued and outstanding shares of the Series B preferred stock on August 18, 2003.

On August 22, 2003, the Company sold 700,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. The stock was sold at a price of $28.40 per share. The $19,870,000 in net proceeds from the sale were used to purchase the BreMaac limited partnership interest held by Blackstone.

On September 19, 2003, the Company sold 665,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. and to Scudder RREEF Real Estate Fund II, Inc. The stock was sold at a price of $29.36 per share. The $19,500,000 in net proceeds from the sale were used to purchase the Los Rios Park apartments.

5.   SHARE AND UNIT INFORMATION

At September 30, 2003, 19,499,406 common shares and 2,705,345 operating partnership units were outstanding, a total of 22,204,751 shares and units. Additionally, the Company had outstanding options for 1,160,865 shares of common stock at September 30, 2003.

6.   SEGMENT INFORMATION

At September 30, 2003, the Company owned or had ownership interest in, and operated 126 apartment communities in 12 different states from which it derived all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having operating responsibility and authority regarding the operations of their respective properties. Each property manager reports to and is supported by a multisite manager who assists the property manager in monitoring local and area trends in rental rates, occupancy percentages, and operating costs. The property and multisite managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes, versus the approved budget for each property. The Company's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

                                                                          Three months               Nine months
                                                                       ended September 30,       ended September 30,
                                                                   -------------------------  --------------------------
                                                                          2003         2002          2003          2002
                                                                   ------------ ------------  ------------  ------------
Multifamily rental revenues                                           $ 62,973     $ 61,719     $ 186,645     $ 181,667
Other multifamily revenues                                               2,319        2,294         6,697         6,665
                                                                   ------------ ------------  ------------  ------------
    Segment revenues                                                    65,292       64,013       193,342       188,332

Reconciling items to consolidated revenues:
   Joint venture revenues                                                5,373        4,778        18,308        14,567
   Interest and other non-property income                                  203          169           666           471
   Management and fee income, net                                          215          191           729           570
                                                                   ------------ ------------  ------------  ------------
       Total revenues                                                 $ 60,337     $ 59,595     $ 176,429     $ 174,806
                                                                   ============ ============  ============  ============

Multifamily net operating income                                      $ 36,087     $ 37,680     $ 110,972     $ 112,515
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                   (2,381)      (2,378)       (8,971)       (7,662)
   Interest and other non-property income                                  203          169           666           471
   Management and fee income, net                                          215          191           729           570
   Depreciation and amortization                                       (14,827)     (14,214)      (42,685)      (41,295)
   Property management expenses                                         (2,233)      (2,297)       (6,784)       (7,247)
   General and administrative expenses                                  (1,733)      (1,686)       (5,333)       (4,643)
   Interest expense                                                    (11,689)     (12,657)      (34,096)      (37,381)
   Loss (gain) on debt extinguishment                                      101            1          (104)          (32)
   Amortization of deferred financing costs                               (464)        (690)       (1,592)       (2,011)
   Net gain on insurance settlement proceeds and
      dispositions of assets                                             2,075         (128)        2,682           437
   Minority interest in operating partnership income                      (778)         (28)       (1,117)         (361)
   Loss from investments in unconsolidated entities                         (8)        (204)         (316)         (417)
   Discontinued operations:
       Property operations                                                 (19)          38           (71)          123
       Gain on sale                                                      1,921            -         1,921             -
   Preferred dividend distribution                                      (3,545)      (4,028)      (11,395)      (12,085)
   Original issuance costs associated with the redemption
     of preferred stock                                                 (5,987)           -        (5,987)            -
                                                                   ------------ ------------  ------------  ------------
       Net income (loss) available for common shareholders            $ (3,062)    $   (231)    $  (1,481)    $     982
                                                                   ============ ============  ============  ============

                                                                     September 30, 2003        December 31, 2002
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,697,855              $ 1,592,353
Accumulated depreciation - multifamily assets                                  (325,353)                (297,240)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,372,502                1,295,113

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                            (74,762)                (126,028)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     7,298                    7,088
   Investment in and advances to real estate joint venture                       13,328                   15,000
   Cash and restricted cash                                                      15,940                   18,057
   Other assets, net                                                             30,786                   28,871
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,366,458              $ 1,239,467
                                                                 =======================  =======================

7.   DERIVATIVE FINANCIAL INSTRUMENTS

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

All of the Compan's derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and an interest rate cap that hedges cash flows from interest payments above a specific level. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

8.   COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components for the three and nine months ended September 30, 2003 and 2002 were as follows (dollars in thousands):

                                                    Three months                          Nine months
                                                 ended September 30,                  ended September 30,
                                         ------------------------------------ ------------------------------------
                                                     2003               2002               2003              2002
                                         ----------------- ------------------ ------------------ -----------------
Net income                                       $  6,470           $  3,797           $ 15,901          $ 13,067
Marked-to-market adjustment
    on derivative instruments                       5,440            (12,187)            (1,002)          (15,957)
                                         ----------------- ------------------ ------------------ -----------------
Total comprehensive income (loss)                $ 11,910           $ (8,390)          $ 14,899          $ (2,890)
                                         ================= ================== ================== =================

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

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

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2003. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the 3 properties containing 1,048 apartment units owned by its 33.33% unconsolidated joint venture, at September 30, 2003 was 35,233 in 126 communities compared to 33,923 units in 123 communities owned at September 30, 2002. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up was $661 at September 30, 2003 compared to $666 at September 30, 2002. Occupancy for these same apartment units at September 30, 2003 and 2002 was 94.5% and 93.7%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Property revenues for the three months ended September 30, 2003, increased by approximately $684,000 from the three months ended September 30, 2002, due to
(i) a $1,542,000 increase in revenues from the properties acquired in the purchase of the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC (the "BreMaac Buyout"), (ii) a $733,000 increase in revenues from the acquisitions of the Seasons at Green Oaks apartments and Legacy Pines apartments in 2003 (the "2003 Acquisitions"), and
(iii) a $155,000 increase in revenues from the communities in lease-up for the periods prior to the third quarter of 2003 (the "Communities in Lease-up").These increases were partially offset by a decrease of $1,746,000 of revenue from communities held throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended September 30, 2003, increased by approximately $2,280,000 from the three months ended September 30, 2002, due primarily to increases of property operating expenses of (i) $1,189,000 from communities held throughout both periods, (ii) $740,000 from the BreMaac Buyout, (iii) $311,000 from the 2003 Acquisitions, and (iv) $40,000 from the Communities in Lease-up.

Depreciation and amortization expense increased by approximately $613,000 primarily due to the increases of depreciation and amortization expense of (i) $435,000 from the BreMaac Buyout, and (ii) $178,000 from the Company's remaining communities.

Property management expenses for the three months ended September 30, 2003, decreased by approximately $64,000 over the same period last year mainly related to lower employee incentive payments. General and administrative expenses increased by approximately $47,000, a 2.8% increase.

Interest expense for the three months ended September 30, 2003, decreased by approximately $968,000 from the same period in 2002. Refinancings of debt in 2002 and 2003, and the reduction in variable rates since September 30, 2002, decreased the Company's average interest rate from 6.0% at September 30, 2002 to 5.5% at September 30, 2003. This decrease was partially offset by an increase in average debt balances.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Property revenues for the nine months ended September 30, 2003, increased by approximately $1,269,000 from the nine months ended September 30, 2002, due to increases of revenues of (i) $1,736,000 from the 2003 Acquisitions, (ii) $1,542,000 from the BreMaac Buyout, and (iii) $1,254,000 from the Communities in Lease-up. These increases were partially offset by a decrease in property revenues of $3,263,000 from communities held throughout both periods.

Property operating expenses for the nine months ended September 30, 2003, increased by approximately $4,121,000 from the nine months ended September 30, 2002, due primarily to increases in property operating expenses of (i) $2,171,000 from the communities held throughout both periods, (ii) $898,000 from the 2003 Acquisitions, (iii) $740,000 from the BreMaac Buyout, and (iv) $312,000 from the Communities in Lease-up.

Depreciation and amortization expense increased by approximately $1,390,000 primarily due to the increases of (i) $435,000 from the BreMaac Buyout, (ii) $277,000 from the 2003 Acquisitions, and (iii) $678,000 from the Company's remaining communities.

Property management expenses for the nine months ended September 30, 2003, decreased by approximately $463,000 over the same period last year mainly related to lower employee incentive payments and decreased franchise and excise taxes. General and administrative expenses for the nine months ended September 30, 2003, increased approximately $690,000 over the same period last year mainly related to increases in personnel expenses.

Interest expense for the nine months ended September 30, 2003, decreased by approximately $3,285,000 from the same period of 2002. Refinancings of debt in 2002 and 2003, and the reduction in variable rates since September 30, 2002, decreased the Company's average interest rate from 6.0% at September 30, 2002 to 5.5% at September 30, 2003. This decrease was partially offset by an increase in average debt balances.

FUNDS FROM OPERATIONS AND NET INCOME

Funds from operations ("FFO") represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or "GAAP") excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on disposition of real estate assets and insurance settlement proceeds, plus depreciation and amortization related to real estate, and adjustments for the joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition.

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

FFO decreased for the three months ended September 30, 2003, by approximately $5,557,000 to $8,655,000 versus $14,212,000 for the three months ended September 30, 2002. FFO for the nine months ended September 30, 2003, decreased by $4,233,000 to $38,248,000 from $42,481,000 for the same period of 2002. The decreases in FFO were primarily due to the original issuance costs associated with the redemption of preferred stock. This adjustment was in response to the SEC's July 31st Staff Policy Statement relating to EITF Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock.

Net income  increased  by  approximately  $2,673,000  for the three months ended
September  30, 2003 to  $6,470,000  from  $3,797,000  for the three months ended
September 30, 2002. Net income for the six months ended September 30, 2003 increased to $15,901,000 from $13,067,000 for the same period in 2002. The net income increases were primarily due to gains from the sale of the Crossings apartments and insurance settlement proceeds.

The following table is a reconciliation of FFO to net income for the three and nine months ended September 30, 2003 and 2002 (dollars and shares in thousands):

                                                              Three months                 Nine months
                                                          ended September 30,          ended September 30,
                                                       ---------------------------  ---------------------------
                                                          2003           2002          2003           2002
                                                       ------------  -------------  ------------  -------------
Net income                                                 $ 6,470       $  3,797      $ 15,901       $ 13,067
Depreciation and amortization real estate assets            14,487         13,905        41,656         40,430
Net (gain) loss on insuarnce settlement proceeds and
    disposition of assets                                   (2,075)           128        (2,682)          (437)
Depreciation and amortization real estate assets of
    discontinued operations                                      -             38            78            113
Gain on sale of discontinued operations                     (1,921)             -        (1,921)             -
Depreciation and amortization real estate assets of
    unconsolidated entities                                    448            344         1,481          1,032
Preferred dividend distribution                             (3,545)        (4,028)      (11,395)       (12,085)
Minority interest in operating partnership income              778             28         1,117            361
Original issuance costs associated with the
    redemption of preferred stock                           (5,987)             -        (5,987)             -
                                                       ------------  -------------  ------------  -------------
Funds from operations                                      $ 8,655       $ 14,212      $ 38,248       $ 42,481
                                                       ============  =============  ============  =============

Weighted average shares and units:
  Basic                                                     21,020         20,432        20,690         20,404
  Diluted                                                   21,324         20,646        20,922         20,606

TRENDS

Property revenues during the three and nine months ended September 30, 2003, were impacted by general economic weakness and excess supply of apartments, which was evident throughout the majority of the Company's markets. The decrease in new household formations and increase in single family home purchases due to historically low interest rates have affected demand in many of the Company's markets, which has created extremely competitive leasing environments. These dynamics are expected to continue for the next several quarters. Current occupancy rates, rent growth, and concession levels are not at historical levels and are not expected to improve until the national economy improves.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to approximately $63,237,000 for the first nine months of 2003 from $57,641,000 for the first nine months of 2002.

Net cash used in investing activities increased during the first nine months of 2003 from the first nine months of 2002 to approximately $91,036,000 from $49,804,000 mainly related to the purchases of the Legacy Pines and Los Rios Park apartments and the BreMaac Buyout. These purchases were partially offset by the sale of the Crossings apartments.

Capital improvements to existing properties during the first nine months of 2003 and 2002 totaled approximately $16,103,000 and $14,099,000, respectively. Actual capital expenditures are summarized below (dollars in thousands):

                                                                  September 30, 2003       September 30, 2002
                                                                --------------------     --------------------
Recurring capital expenditures at existing properties                      $  9,590                 $  5,798
Revenue enhancing capital expenditures at existing properties                 5,799                    3,793
Corporate/commercial capital improvements                                       714
                                                                --------------------     --------------------
                                                                           $ 16,103                 $ 14,099
                                                                ====================     ====================

Net cash provided by financing activities was approximately $22,781,000 for the first nine months ended September 30, 2003 compared to net cash used in financing activities of $5,851,000 during the same period in 2002. During the first nine months of 2003 the Company increased its borrowings under its credit lines by approximately $179,321,000 to accommodate refinancing activities. In the first nine months of 2002 the Company increased its credit lines by approximately $60,840,000. The Company made principal payments on notes payable of approximately $166,019,000 in the first nine months of 2003 compared to payments of approximately $17,804,000 for the same period in 2002. The increase of borrowings under the Company's credit lines and in principal payments on notes payable for the nine months ended September 30, 2003, is mainly related to the refinancing of $151,000,000 of debt maturities in the first nine months of 2003, by utilizing the $552 million borrowing capacity of its existing secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the "FNMA Facility"). The Company also received approximately $44,496,000 in proceeds from common stock issuances in the first nine months of 2003. The approximately $150,119,000 received for issuances of preferred stock in the first nine months of 2003, was predominately offset by the approximately $148,499,000 used to retire outstanding issues of preferred stock.

At September 30, 2003, the FNMA Facility had an outstanding balance of $511 million, with available unused borrowing capacity of $41 million. $315 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, while the remaining $237 million expires in 2007, renewable for a 5-year term. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.07%, plus a credit enhancement fee of 0.67% or 0.72% based on the outstanding borrowings. Excluding the effect of interest rate swaps, the average variable interest rate at September 30, 2003 was 1.8% on variable rate borrowings of $401 million under the FNMA Facility. Fixed rate borrowings under the FNMA Facility totaled $110 million at September 30, 2003, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

At September 30, 2003, the Company had an outstanding balance of $20 million on its loan with Compass Bank at a variable interest rate of 1.6%.

The Company has a secured credit facility with a group of banks led by AmSouth Bank. In July 2003, the Company reduced this $70 million line to $40 million. At September 30, 2003, the outstanding balance under this facility was $6 million and the available borrowing base was $9 million. There was also $11 million of letters of credit outstanding under this facility at September 30, 2003.

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

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has nine interest rate swaps with a total notional balance of $275 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 5.6%. The swaps have expirations between 2005 and 2010, and have to date proven to be highly effective hedges of the Company's designated variable rate borrowings on its FNMA Facility. The Company has designated these interest rate swaps as cash flow hedges on its FNMA Facility. Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods on $275 million of variable rate borrowings issued through the FNMA Facility, leaving only $126 million of the FNMA Facility on which the interest rate has not been fixed or hedged (excluding the effect of forward interest rate swaps). Additionally, the Company has a $55,635,000 Tax-Free Bond Facility with FNMA. The Company has five interest rate swaps with a total notional amount of $42,735,000 which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 3.4%. These swaps expire in 2007 and 2008, and have to date proven to be highly effective hedges of the designated borrowings of the Tax-Free Bond Facility. The Company has also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility. The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index.

At September 30, 2003, the Company had entered into a forward interest rate swap with a notional balance of $25 million which goes into effect in December 2003 and has a variable leg based on three-month LIBOR and a fixed leg of 4.0%. The swap terminates in 2009 and has been designated as a cash flow hedge against current borrowings with Union Planters Bank, National Association. The Company had also entered into a forward interest rate swap with a notional balance of $40 million. This swap goes into effect in 2004 and has a variable leg based on three-month LIBOR and a fixed leg of 4.9%. The swap terminates in 2010 and has been designated as a cash flow hedge against planned refinancings.

The weighted average interest rate and the weighted average maturity at September 30, 2003, for the $912 million of debt outstanding were 5.5% and 11.2 years, compared to 6.0% and 10.9 years on $823 million of debt outstanding at September 30, 2002.

The Company believes that it has adequate resources to fund both its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $566 million of the Company's debt. The interest rate market for FNMA Discount Mortgage Backed Securities ("DMBS"), which in the Company's experience is highly effective with three-month LIBOR interest rates, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code. The Company has loan covenants that limit the total amount of distributions, but believes that it is unlikely that these will be a limiting factor on the Company's future levels of distributions based on the Company's current range of forecast of operating performance. The Company expects to meet its long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions, and non-recurring capital expenditures, through long and medium term collateralized fixed rate borrowings, potential joint venture transactions and the Company's existing and new credit facilities.

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

At September 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint venture with Crow Holdings was established to acquire approximately $150 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 10 in the Company's 2002 Annual Report on Form 10-K.

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

INFLATION

Substantially all of the resident leases at the Company's communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002. As a result of the adoption of Statement 145, the Company reclassified $32,000 representing extraordinary gain (before minority interest adjustment) on early extinguishment of debt for the first nine months ended September 30, 2002, to a component of operating income.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. FIN 46 was to be adopted for fiscal years or interim periods beginning after June 15, 2003, however, on October 9, 2003, the FASB issued FSP FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which defers the effective date of FIN 46 for public enterprises. Under FIN 46-6, for VIEs created (i.e., entities formed) before February 1, 2003, FIN 46 does not become effective for public enterprises until the end of interim or annual periods ending after December 15, 2003 (i.e., December 31, 2003 for calendar-year public companies) provided that the enterprise has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. FIN 46 requires certain disclosures in the financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company's consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody unconditional obligations for the issuer. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 had no effect on the Company's consolidated financial condition or results of operations taken as a whole.

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

Item 4.
                             Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company also has an investment in an unconsolidated entity which is not under its control. Consequently, the Company's disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or that are reasonably likely to affect, the registrant's internal control over financial reporting.

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

                Exhibit No
                31.1     Certification of Chief Executive  Officer  Pursuant  to
                         Section 302 of the Sarbanes-Oxley Act of 2002

                31.2     Certification of Chief Financial  Officer  Pursuant  to
                         Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b) Reports on Form 8-K

                Form   Event Reported                                      Date of Report   Date Filed
                8-K    Computation of Ratios - Series H Cumulative
                         Redeemable Preferred Stock                           7-3-2003       7-3-2003
                8-K    Opinions of Bass, Berry & Sims PLC as to
                         validity and certain tax matters - Series H
                         Cumulative Redeemable Preferred Stock                7-10-2003      7-10-2003
                8-K    Offering of 5,600,000 shares of Series H
                         Cumulative Redeemable Preferred Stock                7-10-2003      7-10-2003
                8-K    Redemptions of Series A Cumulative Preferred
                         Stock, Series B Cumulative Preferred Stock
                         and Series C Cumulative Redeemable Preferred
                         Stock                                                7-10-2003      7-10-2003
                8-K    Underwriter exercise of 525,000 shares - Series
                         H Cumulative Redeemable Preferred Stock              7-17-2003      7-17-2003
                8-K    Redemption of Series B Cumulative Preferred
                         Stock                                                7-17-2003      7-17-2003
                8-K    Letter of intent to purchase interest in BRE/MAAC
                         Associates, LLC                                      8-4-2003       8-5-2003
                8-K    2Q03 earnings release                                  8-7-2003       8-7-2003
                8-K    Completion of sale of Series H Cumulative
                         Redeemable Preferred Stock                           8-11-2003      8-11-2003
                8-K    Sale of 700,000 shares of common stock                 8-22-2003      8-22-2003
                8-K    Sale of 665,000 shares of common stock                 9-18-2003      9-19-2003

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  November 10, 2003            /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)