Form 10-K
period 2003-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2004-03-12
CIK 912595

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number:  1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.
(Exact Name of Registrant as Specified in Charter)

TENNESSEE	62-1543819
(State of Incorporation)	(I.R.S. Employer Identification Number)

6584 POPLAR AVENUE, SUITE 300
MEMPHIS, TENNESSEE 38138
(Address of principal executive offices)

(901) 682-6600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange
Series H Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).	☒ Yes ☐ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($27.01 per share), as reported on the New York Stock Exchange, on June 30, 2003) was approximately $448,600,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

The number of shares of the Registrant’s common stock outstanding as of February 29, 2004, was 20,086,319 shares, of which approximately 1,333,541 were held by affiliates.

The Registrant’s definitive proxy statement in connection with the 2004 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.

PART I

ITEM 1.  BUSINESS

WEBSITE ACCESS OF REGISTRANT’S REPORTS

A copy of this Annual Report on Form 10-K, along with the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on the Company’s website free of charge. The filings can be found on the Investors’ page under SEC Filings.  The Company’s website also contains its Corporate Governance Guidelines, Code of Ethics Policy and the charters of the committees of the Board of Directors. These items can be found on the Investors’ page under Corporate Governance. The Company’s website address is www.maac.net.  Reference to the Company’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138.

OVERVIEW OF THE COMPANY

Founded in 1994, Mid-America Apartment Communities, Inc. (the “Company”) is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust (“REIT”) that focuses on acquiring, owning and operating apartment communities.  Between 1994 and December 31, 2003, the Company increased the number of properties of which it is the sole owner from 22 to 124 properties with 34,686 apartment units, representing an increase of 29,106 apartment units.  The Company is also a participant in a joint venture with Crow Holdings, Mid-America CH/Realty LP (“CH/Realty”).  CH/Realty owned three properties with 1,048 apartment units at December 31, 2003.  The Company retains a 33.33% ownership interest in the joint venture and is paid a management fee of 4% of revenues from the apartment communities owned by the joint venture.

The Company’s business is conducted principally through Mid-America Apartments, L.P. (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership, holding 201,502 common units of partnership interest (“Common Units”) comprising a 1% general partnership interest in the Operating Partnership as of December 31, 2003.  The Company’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 2003, held 17,010,015 Common Units, or 84.42% of all outstanding Common Units.

The Company employed 1,069 full time and 82 part time employees at December 31, 2003.

OPERATING PHILOSOPHY

The Company’s primary objective is to maintain a stable cash flow that will fund its dividend through all parts of the real estate investment cycle.  The Company focuses on growing through its existing investments and, when accretive to cash flow and shareholder value, through external investments.

INVESTMENT FOCUS.  The Company’s primary investment focus is on apartment communities in the Southeastern United States and Texas.  Between 1994 and 1997, the Company grew largely through the acquisition and redevelopment of existing communities.  Between 1998 and 2000, its concentration was on development of new communities.

The Company’s present focus is on the acquisition of properties that it believes can be repositioned with appropriate use of capital and its operating management skills. The Company is also interested in increasing its investment in properties in larger and faster growing markets within its current market area to balance its portfolio between small, middle and large-tier markets, and intends to do this through acquiring apartment communities with the potential for above average growth and return through investments in joint ventures and in direct purchases. The Company will continue its established process of selling mature assets, and will adapt its investment focus to opportunities and markets.

HIGH QUALITY ASSETS.  The Company maintains its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment.  It believes that being recognized by civic and industry trade organizations for the high quality of its properties, landscaping, and property management will lead to higher rents and profitability.  The Company periodically sells assets selectively in order to ensure that its portfolio consists only of high quality, well-located assets within its market area.

DIVERSIFIED MARKET FOCUS.  The Company believes the stability of its cash flow is enhanced and it will generate higher risk adjusted cash flow returns with lower volatility through its diversified investments over large, middle and small-tier markets throughout the southeastern United States and Texas.

INTENSIVE MANAGEMENT FOCUS.  The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs.  Property managers and regional managers are given the responsibility for monitoring market trends and the discretion to react to such trends.  The Company, as part of its intense management focus, has established a number of training programs to produce highly competent property managers, leasing consultants and service technicians who work on-site at the Company’s apartment communities (the “Communities”) to generate the highest possible income from the Company’s assets.

DECENTRALIZED OPERATIONAL STRUCTURE.  The Company operates in a decentralized manner.  Management believes that its decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition, redevelopment and development processes.  To support this decentralized operational structure, senior and executive management are proactively involved in supporting and reviewing property operations through extensive asset management programs and frequent on-site visitations. The Company is currently in the process of installing a new web-based property management system which increases the amount of information shared between senior and executive management and the properties, and does so on a real time basis, improving the support provided to the operating environment.

PROACTIVE  BALANCE SHEET AND PORTFOLIO MANAGEMENT

The Company focuses on maximizing the return on assets and adding to the intrinsic underlying value of each share of the Company’s common stock, routinely reviewing each asset based on its determined value and selling those which no longer fit its investment criteria.  The Company constantly evaluates the effectiveness of its capital allocations and makes adjustments to its strategy, including investing in existing and new apartment communities, debt retirement, and repurchases or issuances of shares of the Company’s preferred and common stock.

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

OPERATING GROWTH STRATEGY.  Management’s goal is to maximize the Company’s return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels.  The Company seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Communities and managing expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow.  The steps taken to meet these objectives include:

•	empowering the Company’s property managers to adjust rents in response to local market conditions and to concentrate resident turnover during peak rental demand months;

•	offering new services to residents, including telephone, cable, and internet access, on which the Company generates fee and commission income;

•	implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain Communities;

•	analyzing individual asset productivity performances to identify best practices and improvement areas;

•	improving the “curb appeal” of the Communities through extensive landscaping and exterior improvements and repositioning Communities from time to time to maintain market leadership positions;

•	compensating employees through performance-based compensation and stock ownership programs;

•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management’s continued close contact with the market and employees;

•	selling or exchanging underperforming assets and repurchasing or issuing shares of common and preferred stock when cost of capital and asset values permit;

•	allocating additional capital where the investment will generate the highest returns for the Company; and

•	developing new ancillary income programs aimed at delivering new consumer services and products to its residents while generating fee income for the Company.

JOINT VENTURE STRATEGY.  One of the Company’s strategies is to co-invest with private capital partners in joint venture opportunities which enable it to obtain a higher return on its investment through management fees, which leverages the Company’s recognized skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy provides a platform for creating more capital diversification and lower investment risk for the Company. The Company is actively seeking attractively priced opportunities in which it and its joint venture partner can invest.  The Company established a joint venture in 2002 with Crow Holdings and established a second joint venture with Crow Holdings in early 2004.

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

On July 10, 2003, the Company sold the Crossings apartments, an 80-unit apartment community in Memphis, Tennessee, that was built in 1973.

ACQUISITION STRATEGY.  One of the Company’s growth strategies is to acquire and redevelop apartment communities that meet its investment criteria and focus as discussed above. The Company has extensive experience and research-based skills in the acquisition and repositioning of multifamily properties. In addition, the Company will acquire newly built and developed properties that can be purchased on a favorable pricing basis. The Company will continue to evaluate opportunities that arise, and will utilize this strategy to increase the share of its assets in faster growing and larger markets in the Southeast and Texas.

On January 20, 2003, CH/Realty acquired The Preserve at Arbor Lakes, a 284-unit apartment community in Jacksonville, Florida.

On February 7, 2003, the Company acquired the Green Oaks apartments, a 300-unit apartment community located in Grand Prairie, Texas.  On May 1, 2003 the Company transferred the Green Oaks apartments to CH/Realty.

On May 6, 2003, the Company acquired the Jefferson Pines apartments, a 308-unit apartment community located in Houston, Texas.

On August 25, 2003, the Company purchased the limited partnership interest held by Blackstone Real Estate Advisors (“Blackstone”) in BRE/MAAC Associates, LLC (“BreMaac”), a joint venture between the Company and Blackstone which owned 10 properties containing 2,793 apartment units.

On September 30, 2003, the Company acquired Los Rios Park apartments, a 498-unit community located in Plano, Texas.

On December 3, 2003, the Company acquired the Lighthouse Court apartments, a 501-unit community located in Jacksonville, Florida.

DEVELOPMENT STRATEGY.  In late 1997, the Company’s emphasis shifted from acquisitions to development because of its belief that under then-current market conditions, such development would generate higher quality assets and higher long-term investment returns.  In 2002, the Company completed a $300 million construction program of high quality apartments in several markets.  This represents the completion of the development program initiated in 1997.  In 1999, management decided to exit the construction and development business upon completion of the Company’s existing development pipeline after determining that market conditions were changing, making it unlikely that future proposed projects would meet the Company’s profitability targets over the next few years.

As of December 31, 2003, the Company had no properties in development.  The Company periodically evaluates opportunities for profitable future development investments.

COMMON AND PREFERRED STOCK.

The Company continuously reviews opportunities for lowering its cost of capital, and increasing value per share. The Company evaluates opportunities to repurchase stock when it believes that its stock price is below the value of its assets and accordingly repurchased common stock, funded by asset sales, between 1999 and 2001. The Company also looks for opportunities where it can acquire or develop communities, selectively funded by stock sales, when it will add to shareholder value and the investment return is projected to substantially exceed its cost of capital. The Company also opportunistically seeks to lower its cost of capital through refinancing preferred stock and debt such as it did in 2003.

On July 10, 2003, in an underwritten public offering, the Company sold 5,600,000 shares of its 8.30% Series H Cumulative Redeemable Preferred Stock (“Series H”) at $25 per share less an underwriting discount of $0.7875 per share.  The net proceeds of the sale were applied to the redemption of all the issued and outstanding shares of the Company’s 9.5% Series A Cumulative Preferred Stock and 9 3/8% Series C Cumulative Redeemable Preferred Stock as well as 1,600,000 shares of the 1,938,830 issued and outstanding shares of the Company’s 8 7/8% Series B Cumulative Preferred Stock (“Series B”) on August 12, 2003.

On July 16, 2003, the underwriters of the Company’s Series H offering exercised an option to purchase an additional 525,000 shares of the Series H preferred stock for $25 per share less the underwriting discount, and on August 4, 2003, the underwriters exercised an option to purchase the remaining additional 75,000 shares of the Series H preferred stock for $25 per share less the underwriting discount.  The net proceeds were used to redeem the remaining issued and outstanding shares of the Series B preferred stock on August 18, 2003.

On August 22, 2003, the Company sold 700,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. The stock was sold at a price of $28.40 per share. The $19,870,000 in net proceeds from the sale were used to partially fund the purchase of the BreMaac limited partnership interest held by Blackstone.

On September 19, 2003, the Company sold 665,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. and to Scudder RREEF Real Estate Fund II, Inc. The stock was sold at a price of $29.36 per share. The $19,500,000 in net proceeds from the sale were used to partially fund the purchase the Los Rios Park apartments.

On December 2, 2003, the Company sold 400,000 shares of its common stock to RREEF America, L.L.C. on behalf of itself and Scudder RREEF Real Estate Fund II, Inc. The stock was sold at a price of $30.00 per share. The $11,996,000 in net proceeds from the sale were used to partially fund the acquisition of the Lighthouse Court apartments.

SHARE REPURCHASE PROGRAM

In 1999, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock authorized to be repurchased to 4 million shares.  As of December 31, 2003 the Company had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and Common Units outstanding as of the beginning of the repurchase program).  From time to time the Company intends to sell assets based on its disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when it believes that shareholder value is enhanced.  Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments.  No shares were repurchased during 2002 or 2003 under this plan.

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

ENVIRONMENTAL MATTERS

As part of the acquisition process, the Company generally obtains environmental studies on all of its Communities from various outside environmental engineering firms.  The purpose of these studies is to identify potential sources of contamination at the Communities and to assess the status of environmental regulatory compliance.  These studies generally include historical reviews of the Communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks and the preparation and issuance of written reports.  Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination.  These studies must be satisfactorily completed before the Company takes ownership of an acquisition property, however, no assurance can be given that the studies identify all significant environmental problems.

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

The Company is aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and has in place an active management and preventive maintenance program that includes procedures specifically related to mold.  The Company has established a policy requiring residents to sign a mold addendum to lease.  The Company has also purchased a $2 million insurance policy that covers remediation and exposure to mold.  The current policy expires in 2007, but is renewable at that time. The Company, therefore, believes that its exposure to this issue is limited and controlled.

The environmental studies received by the Company have not revealed any material environmental liabilities.  The Company is not aware of any existing conditions that would currently be considered an environmental liability.  Nevertheless, it is possible that the studies do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.  Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

The Company believes that its Communities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

RECENT DEVELOPMENTS

DISTRIBUTION.  In January 2004, the Company announced a quarterly distribution to common shareholders of $.585 per share, paid on January 31, 2004.

ACQUISITIONS.  On January 15, 2004, the Company established a second joint venture with Crow Holdings, Mid-America CH/Realty II LP (“CH/Realty II”) which acquired the Jefferson at Timberglen apartments, a 522-unit community in Dallas, Texas.

On January 23, 2004, the Company acquired the Monthaven Park Apartments, a 456-unit community located in Hendersonville, Tennessee.

ITEM 2.  PROPERTIES

The Company and its joint venture seek to acquire apartment communities located in the southeastern United States and Texas that are primarily appealing to middle income residents with the potential for above average growth and return on investment.  Approximately 75% of the Company’s apartment units are located in Georgia, Florida, Tennessee and Texas markets. The Company’s strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively “reposition” many of the apartment communities it acquires to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the Communities the Company owned or maintained an ownership interest in, including the 3 properties containing 1,048 apartment units owned by the Company’s joint venture, at December 31, 2003:

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2003	Average Occupancy Percent at December 31, 2003	Encumbrances at December 31, 2003

									Mortgage Principal (000’s)		Interest Rate		Maturity Date

Owned:
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$647	97.00%	$-	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$586	92.11%	$-	(1)		(1)		(1)
Paddock Club - Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$660	92.35%	$-	(1)		(1)		(1)
Paddock Club - Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$704	94.71%	$-	(1)		(1)		(1)

				952	989,808	1,040	$655	93.80%	$-

Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$597	95.00%	$-	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$606	95.42%	$-	(1)		(1)		(1)
Westside Creek I	Little Rock, AR	1984	1997	142	147,964	1,042	$693	92.25%	$-	(1)		(1)		(1)
Westside Creek II	Little Rock, AR	1986	1997	166	172,972	1,042	$647	96.39%	$4,658		8.760%		10/01/2006

				808	699,056	865	$627	94.93%	$4,658

Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$664	94.44%	$-	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$635	98.33%	$-	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$713	91.67%	$-	(4)		(4)		(4)
Paddock Club - Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$846	92.50%	$-	(2)		(2)		(2)
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$652	98.56%	$7,000	(10)	1.183	%(10)	10/15/2032	(10)
Paddock Club - Gainsville	Gainsville, FL	1999	1998	264	293,040	1,110	$829	96.21%	$-	(2)		(2)		(2)
Cooper’s Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$746	97.12%	$-	(6)		(6)		(6)
Hunter’s Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$701	93.75%	$-	(7)		(7)		(7)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$684	92.55%	$-	(1)		(1)		(1)
Lighthouse Court	Jacksonville, FL	2003	2003	501	556,110	1,110	$910	72.06%	$-	(1)		(1)		(1)
Paddock Club - Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$801	92.73%	$-	(8)		(8)		(8)
Paddock Club - Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$828	93.40%	$-	(2)		(2)		(2)
St. Augustine	Jacksonville, FL	1987	1995	400	304,400	761	$615	95.75%	$-	(6)		(6)		(6)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$677	94.68%	$-	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$679	92.67%	$-	(1)		(1)		(1)
Paddock Club - Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$714	92.03%	$-	(8)		(8)		(8)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$668	98.83%	$-	(6)		(6)		(6)
Paddock Park - Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$717	93.13%	$6,805	(2),(3)		(2),(3)		(2),(3)
Paddock Club - Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$844	93.31%	$-	(2)		(2)		(2)
Paddock Club - Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$795	90.46%	$-	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$713	89.05%	$-	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$732	94.35%	$-	(1)		(1)		(1)

				6,985	6,771,442	969	$743	92.15%	$13,804

High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$735	100.00%	$-	(1)		(1)		(1)
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$605	94.79%	$4,760		2.148%		06/01/2028
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$553	92.65%	$-	(1)		(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$635	96.67%	$3,480	(15)	1.905	%(15)	05/15/2033	(15)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$727	93.64%	$-	(5)		(5)		(5)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$667	96.77%	$3,112		6.370%		11/01/2025
Whisperwood Spa and Club	Columbus, GA	1980/82/84/86/98	1997	1,008	1,220,688	1,211	$711	94.84%	$-	(1)		(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$543	96.84%	$-	(1)		(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$801	84.81%	$-	(1)		(1)		(1)
Whispering Pines I	LaGrange, GA	1982	1997	120	123,960	1,033	$547	90.83%	$-	(5)		(5)		(5)
Whispering Pines II	LaGrange, GA	1984	1997	96	99,168	1,033	$564	97.92%	$2,292		6.150%		12/01/2024
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$678	98.67%	$-	(1)		(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$699	94.92%	$-	(7)		(7)		(7)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$604	95.14%	$3,737		6.230%		03/01/2028
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$720	94.17%	$10,084		7.320%		04/01/2009
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$776	98.64%	$10,240		7.750%		07/01/2037
Island Retreat	St. Simons Island, GA	1978	1998	112	129,584	1,157	$756	93.75%	$-	(1)		(1)		(1)
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$565	93.06%	$-	(1)		(1)		(1)
Hidden Lake I	Union City, GA	1985	1997	160	171,200	1,070	$687	90.00%	$4,146		6.340%		12/01/2026
Hidden Lake II	Union City, GA	1987	1997	160	171,200	1,070	$668	93.75%	$-	(1)		(1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$601	88.75%	$-	(1)		(1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$673	90.00%	$9,160		6.850%		11/01/2008
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$661	92.76%	$-	(1)		(1)		(1)
Terraces at Towne Lake	Woodstock, GA	1998/99	1997/98	502	559,954	1,115	$745	88.45%	$-	(1)		(1)		(1)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2003	Average Occupancy Percent at December 31, 2003	Encumbrances at December 31, 2003

									Mortgage Principal (000’s)		Interest Rate		Maturity Date

				5,707	6,128,384	1,074	$676	93.32%	$51,013

Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$616	99.17%	$-	(1)		(1)		(1)
Paddock Club - Florence	Florence, KY	1994	1997	200	207,000	1,035	$721	93.50%	$9,723		5.875%		01/01/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$842	92.16%	$-	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$613	94.07%	$-	(1)		(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$606	97.83%	$-	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$606	95.24%	$-	(1)		(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$604	93.23%	$-	(1)		(1)		(1)

				1,748	1,626,966	931	$671	94.68%	$9,723

Riverhills	Grenada, MS	1972	1985	96	81,984	854	$403	89.58%	$-	(1)		(1)		(1)
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$649	96.67%	$-	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$622	95.37%	$-	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$620	94.93%	$5,880	(11)	1.231	%(11)	05/15/2031	(11)
Somerset	Jackson, MS	1981	1995	144	126,864	881	$564	96.53%	$-	(1)		(1)		(1)
Woodridge	Jackson, MS	1987	1988	192	175,104	912	$555	97.92%	$4,404		6.500%		10/01/2027
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$570	97.45%	$5,378		8.280%		09/01/2009
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$667	89.22%	$-	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$637	90.51%	$-	(1)		(1)		(1)

				2,130	2,097,240	985	$608	94.60%	$15,662

Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$587	95.88%	$-	(1)		(1)		(1)
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$507	98.68%	$9,479		7.320%		04/01/2009
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$543	90.00%	$-	(2)		(2)		(2)

				738	560,326	759	$540	95.12%	$9,479

Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$632	92.06%	$-	(1)		(1)		(1)

Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$657	91.30%	$6,185		7.320%		04/01/2009
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$694	88.19%	$-	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	140,784	838	$530	92.26%	$-	(1)		(1)		(1)
Paddock Club - Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$710	87.80%	$-	(1)		(1)		(1)
The Fairways	Columbia, SC	1992	1994	240	213,840	891	$617	90.00%	$7,735	(12)	1.231	%(12)	05/15/2031	(12)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$497	98.21%	$-	(9)		(9)		(9)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$521	92.82%	$-	(1)		(1)		(1)
Paddock Club - Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$677	91.83%	$-	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$503	96.15%	$-	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$507	98.56%	$-	(9)		(9)		(9)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$749	93.27%	$-	(9)		(9)		(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$613	91.30%	$-	(1)		(1)		(1)

				2,604	2,422,876	930	$607	92.43%	$13,920

Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$512	93.35%	$7,616		8.280%		09/01/2009
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$534	93.00%	$6,339		8.280%		09/01/2009
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$605	91.67%	$-	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$708	94.25%	$5,465	(16)	1.897	%(16)	05/15/2033	(16)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$522	93.00%	$-	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$610	92.67%	$5,095		1.881%		10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$586	95.83%	$3,375	(13)	1.231	%(13)	05/15/2031	(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$544	93.24%	$-	(1)		(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$642	94.26%	$5,111		6.070%		09/01/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$609	95.65%	$8,199		8.280%		09/01/2009
Eastview	Memphis, TN	1973	1984	432	356,400	825	$540	90.97%	$11,228		7.320%		04/01/2009
Gleneagles	Memphis, TN	1975	1990	184	189,520	1,030	$609	91.30%	$-	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$599	86.11%	$-	(4)		(4)		(4)
Hickory Farm	Memphis, TN	1985	1994	200	150,200	751	$564	92.00%	$-	(1)		(1)		(1)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$631	95.96%	$-	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$702	96.12%	$-	(8)		(8)		(8)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$829	98.78%	$-	(4)		(4)		(4)
Reserve at Dexter Lake	Memphis, TN	1999/2001	1998	740	792,540	1,071	$812	93.51%	$-	(5)		(5)		(5)
River Trace I	Memphis, TN	1981	1997	244	205,692	843	$547	93.44%	$-	(1)		(1)		(1)
River Trace II	Memphis, TN	1985	1997	196	165,228	843	$578	95.92%	$5,206		6.380%		02/01/2026
Paddock Club - Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$791	96.25%	$-	(1)		(1)		(1)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2003	Average Occupancy Percent at December 31, 2003	Encumbrances at December 31, 2003

									Mortgage Principal (000’s)		Interest Rate		Maturity Date

Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$667	92.31%	$-	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$848	89.84%	$-	(1)		(1)		(1)
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$592	91.59%	$6,780			5.790%	02/01/2019

				7,386	6,889,388	933	$644	92.47%	$64,412

Northwood Place	Arlington, TX	1980	1998	270	224,100	830	$586	87.04%	$6,446			7.320%	04/01/2009
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$637	94.27%	$-	(2)		(2)		(2)
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$621	94.44%	$4,050			6.600%	04/01/2019
Travis Station	Austin, TX	1987	1995	304	249,888	822	$532	86.18%	$3,585			6.600%	04/01/2019
Woods, The	Austin, TX	1977	1997	278	214,060	770	$699	91.73%	$10,676			7.320%	04/01/2009
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$674	89.27%	$8,460			9.006%	12/01/2004
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$653	91.81%	$-	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$591	86.84%	$-	(2)		(2)		(2)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$648	91.15%	$4,740			9.006%	12/01/2004
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$926	89.29%	$-	(1)		(1)		(1)
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$613	87.96%	$3,958			9.006%	12/01/2004
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$801	88.75%	$-	(2)		(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$572	95.83%	$10,783			7.320%	04/01/2009
Highwood	Plano, TX	1983	1998	196	156,800	800	$665	90.31%	$-	(4)		(4)		(4)
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$738	87.15%	$-	(2)		(2)		(2)
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$604	94.23%	$3,330			9.006%	12/01/2004
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$670	92.00%	$3,180			9.006%	12/01/2004

				5,118	4,242,508	829	$664	90.37%	$59,208

Township	Hampton, VA	1987	1995	296	248,048	838	$755	99.32%	$10,800	(14)	1.202	%(14)	10/15/2032	(14)

Total Owned Properties				34,686	32,890,470	948	$667	92.68%	$252,678

Joint Venture Properties with Crow Holdings:
Preston Hills at Mill Creek	Buford, GA	2000	2002	464	517,360	1,115	$778	92.46%	N/A
Preserves at Arbor Lake	Jacksonville, FL	1992	2003	284	315,240	1,110	$962	90.49%	N/A
Green Oaks	Grand Prairie, TX	1996	2003	300	286,500	955	$759	92.33%	N/A

Total Joint Venture Properties with Crow Holdings				1,048	1,119,100	1,068	$822	91.89%	$-

Total Properties				35,734	34,009,570	952	$672	92.66%	$252,678

(1)

Encumbered by a $451 million FNMA facility, with an outstanding balance of $416.4 million with a variable interest rate of 1.831% on which there exists nine interest rate swap agreements totaling $275 million at an average rate of 6.180% at December 31, 2003.

(2)

Encumbered by a $160 million FNMA facility, with an outstanding balance of $139.4 million, $29.4 million of which had a variable interest rate of 2.105%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920% and $20 milllion with a fixed rate of 5.770% at December 31, 2003.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.
(4)

Encumbered, along with one corporate property, by a mortgage with a principal balance of $40.0 million at December 31, 2003, with a maturity of April 1, 2009 and an interest rate of 2.172% on which there is a $25 million interest rate swap agreement with a rate of 4.580%.

(5)	Encumbered by a credit line with AmSouth Bank, with no outstanding balance at December 31, 2003.
(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $14.2 million at December 31, 2003, and an average interest rate of 5.867%.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $13.0 million at December 31, 2003, and an average interest rate of 5.081%.
(8)	Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 6.040%
(9)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $8.8 million at December 31, 2003, and an average interest rate of 6.090%.
(10)	Encumbered by $7 million in bonds on which there exists a $7 million interest rate swap fixed at 3.948% and maturing on October 24, 2007.
(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.
(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap fixed at 5.287% and maturing on June 15, 2008.
(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.
(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap fixed at 3.948% and maturing on October 24, 2007.
(15)	$3.0 million of this bond hedged through an interest rate swap at a rate of 3.226%
(16)	$5.0 million of this bond is hedged through an interest rate swap at a rate of 3.226%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “MAA” since its initial public offering in February 1994.  On February 27, 2004, the reported last sale price of the Company’s common stock on the NYSE was $35.86 per share, and there were approximately 1,500 holders of record of the common stock.  The Company estimates there are approximately 13,900 beneficial owners of its common stock.  The following table sets forth the quarterly high and low sales prices of the Company’s common stock as reported on the NYSE and the dividends declared by the Company with respect to the periods indicated.

	Sales Prices		Dividends Declared

	High	Low

2003:
First Quarter	$24.980	$23.100	$0.585
Second Quarter	$27.450	$23.670	$0.585
Third Quarter	$31.450	$26.740	$0.585
Fourth Quarter	$34.290	$30.020	$0.585

2002:
First Quarter	$26.750	$25.100	$0.585
Second Quarter	$27.420	$25.510	$0.585
Third Quarter	$26.900	$22.250	$0.585
Fourth Quarter	$25.440	$22.000	$0.585

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

The Company currently pays a preferential regular distribution on the Series F, Series G and Series H Preferred Stock at annual rates of $2.3125, $2.15625 and $2.075 per share, respectively.  No distribution may be made on the Company’s common stock unless all accrued distributions have been made with respect to each series of the Company’s preferred stock.  No assurance can be given that the Company will be able to maintain its distribution rate on its common stock or make required distributions with respect to the Series F, Series G and Series H Preferred Stock.

Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds available for distribution of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

The Company has established the Direct Stock Purchase and Distribution Reinvestment Plan (the “DSPDRP”) under which holders of common stock (and Series F, Series G and Series H Preferred Stock) can elect automatically to reinvest their distributions in additional shares of common stock and/or to make optional purchases of common stock free of brokerage commissions and charges of at least $250, but not more than $5,000 in any given month.  To fulfill its obligations under the DSPDRP, the Company may either issue additional shares of common stock or repurchase common stock in the open market.  The Company may elect to sell shares under the DSPDRP at up to a 5% discount, but did not sell any shares at a discount in 2003.

Information related to securities authorized for issuance under equity compensation plans as required in paragraph (d)(2) of this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for the Company.  This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Operating Data:
Total revenues	$240,906	$233,044	$232,642	$227,022	$225,745
Expenses:
Property operating expenses	100,526	92,530	89,224	86,038	84,641
Depreciation and amortization	59,018	55,110	51,925	51,719	49,788
Property management and general and administrative expenses	15,670	15,298	16,083	14,826	14,479
Interest	46,032	49,448	52,598	50,736	48,302
Loss (gain) on debt extinguishment	(111)	1,444	1,189	243	79
Amortization of deferred financing costs	2,062	2,712	2,352	2,758	2,854

Income from continuing operations before minority interest in operating partnership income, loss from investments in unconsolidated entities and net gain on insurance settlement proceeds and disposition of assets	17,709	16,502	19,271	20,702	25,602
Minority interest in operating partnership income	(1,360)	(388)	(2,417)	(2,587)	(2,485)
Loss from investments in unconsolidated entities	(949)	(532)	(296)	(157)	(31)
Net gain on insurance settlement proceeds and disposition of assets	2,942	397	11,933	11,587	10,237

Income from continuing operations	18,342	15,979	28,491	29,545	33,323
Discontinued operations:
Property operations	(55)	162	207	242	249
Gain on sale	1,919	-	-	-	-

Net income	20,206	16,141	28,698	29,787	33,572
Preferred dividend distribution	15,419	16,029	16,113	16,114	16,114
Premiums and original issuance costs associated with the redemption of preferred stock	5,987	2,041	-	-	-

Net income available for common shareholders	$(1,200)	$(1,929)	$12,585	$13,673	$17,458

Per Share Data:
Basic and diluted:
Net income available per common share	$(0.07)	$(0.11)	$0.72	$0.78	$0.93
Dividends declared	$2.340	$2.340	$2.340	$2.325	$2.305

Balance Sheet Data:
Real estate owned, at cost	$1,695,111	$1,478,793	$1,449,720	$1,430,378	$1,396,743
Real estate owned, net	$1,351,849	$1,192,539	$1,216,933	$1,244,475	$1,248,051
Total assets	$1,406,533	$1,239,467	$1,263,488	$1,303,771	$1,298,823
Total debt	$951,941	$803,703	$779,664	$781,089	$744,238
Minority interest	$32,019	$33,405	$43,902	$50,020	$55,550
Shareholders’ equity	$361,294	$338,171	$398,358	$435,356	$464,394
Weighted average common shares (000’s):
Basic	18,374	17,561	17,427	17,544	18,784
Diluted	18,374	17,561	17,532	17,597	18,808

Other Data (at end of period):
Market capitalization (shares and units)	$939,581	$673,431	$709,224	$634,903	$639,095
Ratio of total debt to total capitalization(1)	50.3%	54.4%	52.4%	55.2%	53.8%
Number of properties, including joint venture ownership interest(2)	127	123	122	124	129
Number of apartment units, including joint venture ownership interest(2)	35,734	33,923	33,411	33,612	33,901

(1)

Total capitalization is total debt and market capitalization of preferred shares (value based on $25 per share liquidation preference), common shares and partnership units (value based on common stock equivalency).

(2)	Years prior to the period in which the sale of a community classified it as a discontinued operation do not exclude the property from property and apartment unit totals.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Annual Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, planned asset dispositions, disposition pricing, and planned acquisition and developments.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following are risks that the Company believes could cause results to differ from projected or forecasted results or could have a material adverse effect on the Company’s business.

The Company’s ability to make distributions may be adversely affected by factors beyond its control

The Company’s ability to generate sufficient cash flow in order to pay common dividends to its shareholders depends on its ability to generate funds from operations in excess of capital expenditure requirements and common dividends, and/or to have access to the markets for debt and equity financing. Funds from operations and the value of the Company’s properties may be less because of factors which are beyond the Company’s control. Such events or conditions could include:

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

•

changes in interest rate levels and the availability of financing, which could lead renters to purchase homes (if interest rates drop and home loans are more readily available) or increase the Company’s acquisition and operating costs (if interest rates increase and financing is less readily available);

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	decisions relating to the dispositions of assets by the Company’s joint ventures; and

•	the relative illiquidity of real estate investments.

Currently, the Company relies on external funding sources to fully fund the payment of distributions to shareholders at the current rate.  While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant and sustained deterioration in operations could result in the Company’s financial resources being insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to cut the distribution rate.  Any decline in the Company’s funds from operations or property values because of these factors which are beyond its control could adversely affect the Company’s ability to make distributions to its shareholders and could have a material adverse effect on the Company’s stock price.

Debt level and refinancing risk may adversely affect financial condition and operating results

At December 31, 2003, the Company had total debt outstanding of $951.9 million. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate the Communities or pay distributions required to be paid in order for the Company to maintain its qualification as a REIT. The Company currently intends to limit its total debt to around 60% of the undepreciated book value of its assets, although the Company’s charter and bylaws do not limit its debt levels. Circumstances may cause the Company to exceed that target from time to time. As of December 31, 2003, the Company’s ratio of debt to undepreciated book value was approximately 54%. The Company’s Board of Directors can modify this policy at any time which could allow the Company to become more highly leveraged and decrease its ability to make distributions to its shareholders.  In addition, the Company must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect the Company’s financial condition and/or its funds from operations.

Variable interest rates may adversely affect our funds from operations

At December 31, 2003, effectively $216.6 million of the Company’s debt bore interest at a variable rate and was unhedged and uncapped. In addition, the Company may incur additional debt in the future that also bears interest at variable rates. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s funds from operations and the amounts available to pay distributions to shareholders.  The Company’s $611 million secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae, is predominately a floating rate facility, the interest rates on which have been hedged by means of a number of interest rate swaps and caps.  Upon the termination of these swaps and caps, the Company will be exposed to the risks of varying interest rates.

Increasing insurance costs may negatively impact financial condition

Because the Company has substantial real estate holdings, the cost of insuring its communities is a significant component of expense.  Premiums for property and casualty insurance have risen significantly in recent years.  If the cost of property and casualty insurance continues to rise, its cost of doing business would likely rise, which may in turn negatively impact the Company’s financial condition and its ability to pay its dividend.

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

Capitalization of expenditures and depreciation of assets

The Company carries its real estate assets at their depreciated cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, to 5 years for furniture, fixtures, and equipment, and 3 years for computers, all of which are judgmental determinations.  Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized.  The cost to complete any deferred repairs and maintenance at properties acquired by the Company in order to elevate the condition of the property to the Company’s standards are capitalized as incurred.

Impairment of long-lived assets, including goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The Company evaluates its goodwill for impairment on an annual basis in the Company’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

To evaluate goodwill and long-lived assets for impairment, the Company estimates future operating cash flows and uses these cash flow estimates to determine the asset’s fair value. In the apartment industry, the primary method used for determining fair values is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in the Community’s market or submarket.

Fair value of derivative financial instruments

The Company utilizes certain derivative financial instruments, primarily interest rate swaps, during the normal course of business to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.  The valuation of the derivative financial instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments.

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. The Company performs effectiveness tests using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings.  The fair value of the hedges are recorded to accumulated other comprehensive income.

While the Company’s calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the cash flows of the hedging instruments and the underlying hedged item are measured by the Company before entering into the hedging relationship and have been highly related.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2003

The Company’s operating results for 2003 were impacted by continued economic weakness. The Company believes that the primary factor impacting demand for its apartments is job formation, which was slightly negative or static in most of the Company’s markets during 2003. This reduced the occupancy of its apartments, affected its ability to grow rents, and increased the amount of concessions that it had to offer to attract residents. Advertising and marketing expenditures also had to be increased to attract new residents. The Company regards single family housing as the primary competition for its existing residents, and low interest rates that existed throughout the year allowed its residents to purchase homes and impacted the Company’s occupancy rates. The Company began to see some improvement in the fourth quarter and expects operations to improve as the economy improves.

Offsetting the impact to operations, the Company was able to continue its debt refinancing strategy and take advantage of the low interest rate environment by reducing the interest rates on its variable rate debt. As a result, the Company was able to lower its average interest rate and experienced interest expense savings. The Company was also able to lower the dividend payments on its preferred stock by redeeming the Preferred Series A, B & C and issuing a new series of preferred stock, Series H at a lower yield.

The Company achieved external growth during 2003 by following its acquisition strategy to invest in large and mid-sized growing markets in the southeastern United States and in Texas. The Company made acquisitions both directly and through a joint venture partnership with Crow Holdings. The Company also purchased the 2/3 share of its joint venture owned by Blackstone Real Estate Advisors that was formed in 1999. The Company funded part of these purchases through some selective direct sales of shares of common stock.

The financings and acquisitions made during 2003 helped the Company continue its strategy of improving the flexibility of its balance sheet and enhancing its ability to strengthen its dividend coverage.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2003, 2002, and 2001.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2003, the total number of apartment units the Company owned or had an ownership interest in, including the properties owned by the Company’s joint ventures was 35,734 in 127 Communities, compared to the 33,923 apartment units in 123 Communities owned at December 31, 2002, and the 33,411 apartment units in 122 Communities owned at December 31, 2001.  For properties owned 100% by the Company, the average monthly rental per apartment unit, excluding units in lease-up, increased to $667 at December 31, 2003 from $661 at December 31, 2002 and $660 at December 31, 2001.  For these same units, overall occupancy at December 31, 2003, 2002 and 2001 was 92.7%, 91.9%, and 92.7%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002

Comparisons of income from property operations for the years ended December 31, 2003 and 2002 were impacted by four main factors. First, as a result of the buyout of the partnership interest in Bre/Maac Associates, LLC, (the “BRE/MAAC Buyout”), the Company’s joint venture with Blackstone Real Estate Advisors (“Blackstone”), the Company’s consolidated financials for 2003 include the impact of approximately four months of operations of the 10 properties which were previously owned by the joint venture and accounted for using the equity method. Second, the Company acquired four properties in 2003 (one of which was subsequently transferred to Mid-America CH/Realty, LP, the Company’s joint venture with Crow Holdings). Third, during the years 2003 and 2002, the Company still had three development communities which were in various stages of lease-up. Finally, the Company’s performance during 2003 and 2002 was impacted by changes in performance of the communities that were held throughout both periods.

Property revenues for 2003 increased by approximately $7,713,000 due primarily to increases of (i) $6,156,000 from the BRE/MAAC Buyout, (ii) $3,841,000 from the acquisitions of Green Oaks, Los Rios Park, Legacy Pines and Lighthouse Court apartments in 2003 (the “2003 Acquisitions”), and (iii) $1,431,000 from the development communities.  These increases were partially offset by a decrease in property revenues of $3,715,000 from the communities owned throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs.  As a percentage of total property revenues, property operating expenses increased to 42.0% in 2003 compared to 40% in 2002.  Property operating expenses for 2003 increased by approximately $7,996,000 due primarily to increases of (i) $2,999,000 due to the BRE/MAAC Buyout, (ii) $2,796,000 from the communities held throughout both periods, (iii) $1,908,000 due to the 2003 Acquisitions, and (iv) $293,000 due to the development communities.

Included in the above is real estate taxes and insurance which increased approximately $2,994,000 from 2002 to 2003 due to increases of (i) $1,220,000 due to increased insurance costs associated with the renewal of the Company’s property and casualty insurance and (ii) $1,774,000 due to increases in real estate taxes, $1,393,000 of which was related to the BRE/MAAC Buyout and 2003 Acquisitions.

Depreciation and amortization expense increased by approximately $3,908,000 from the prior year primarily due to increases of (i) $2,304,000 due to the BRE/MAAC Buyout, (ii) $1,460,000 due to the 2003 Acquisitions, (iii) $120,000 due to the communities owned throughout both periods and (iv) $24,000 from the development communities.

General and administrative expense increased 8.6% or $570,000 as compared to the prior year. This increase was mainly related to increased compensation incentives and salaries, partially related to the addition of new personnel hired to address recent regulatory requirements.

Property management expenses decreased 2.3% or $198,000 as compared to the prior year.  The decrease was mainly due to reductions in bonuses.

Interest expense decreased approximately $3,416,000 from 2002 due primarily to the Company’s ability to take advantage of the decline in interest rates in 2002 and 2003.  The Company’s average borrowing cost at December 31, 2003 was 5.4% as compared to 5.8% on December 31, 2002.

For the years ended December 31, 2003, and 2002, the Company recorded net gains on disposition of assets and insurance settlement proceeds totaling $2,942,000, mainly related to insurance settlements from the fire at the Company headquarters in March 2002, and $397,000, primarily related to insurance settlements, respectively.

In 2003 and 2002, the Company refinanced several of its communities primarily to take advantage of the lower interest rate environment.  This resulted in a gain of $111,000 related to the early extinguishment of debt in 2003 and a loss of approximately $1,444,000 in 2002.

In 2003, the Company recorded a gain on discontinued operations of $1,919,000 related to the sale of the Crossings apartments in 2003.  No properties were sold in 2002.

As a result of the foregoing, net income increased by $4,065,000 in 2003 over 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001

Property revenues for 2002 increased by approximately $955,000 due primarily to increases of (i) $2,707,000 from the development communities and (ii) $1,424,000 from the acquisition of the Preston Hills apartments in 2002 (“2002 Acquisitions”).  These increases were partially offset by decreases of (i) $2,104,000 due to the sales of the Advantages and Canyon Creek apartments in 2001 (“2001 Dispositions”), and (ii) $1,072,000 from the communities owned throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs.  As a percentage of total property revenues, property operating expenses increased to 40.0% in 2002 compared to 38.7% in 2001.  Property operating expenses for 2002 increased by approximately $3,306,000 due primarily to increases of (i) $589,000 due to the development communities, (ii) $571,000 due to the 2002 Acquisitions, and (iii) $3,021,000 due to the communities owned throughout both periods.  These increases were partially offset by a decrease of $875,000 from the 2001 Dispositions.

Included in the above is real estate taxes and insurance which increased approximately $2,354,000 from 2001 to 2002 due to increases of (i) $1,598,000 due to increased insurance costs associated with the renewal of the Company’s property and casualty insurance and (ii) $756,000 due to increases in real estate taxes.

Depreciation and amortization expense increased by approximately $3,185,000 from the prior year primarily due to increases of (i) $874,000 due to the development communities, (ii) $374,000 due to the 2002 Acquisitions and (iii) $2,279,000 due to the communities owned throughout both periods.  These increases were partially offset by a decrease of $342,000 from the 2001 Dispositions.

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

Property management expenses decreased 9.7% or $928,000 as compared to the prior year.  The decrease was mainly due to reductions in bonuses and salaries, reduced health insurance costs and reduced franchise and excise taxes from 2001 which year included a one-time franchise and excise tax settlement.

Interest expense decreased approximately $3,150,000 from 2001 due primarily to the Company’s ability to take advantage of the decline in interest rates in the second half of 2001 and throughout 2002.  The Company’s average borrowing cost at December 31, 2002 was 5.8% as compared to 6.3% on December 31, 2001.  The average maturity on the Company’s debt was 10.9 years at December 31, 2002.  Amortization of deferred financing costs was $2,712,000 and $2,352,000 for 2002 and 2001, respectively.

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

In 2002 and 2001, the Company refinanced several of its communities primarily to take advantage of the lower interest rate environment.  This resulted in a loss of approximately $1,444,000 due to the early extinguishment of debt in 2002 and approximately $1,189,000 in 2001.

As a result of the foregoing, net income decreased by $12,557,000 in 2002 over 2001.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or “GAAP”) excluding extraordinary items, minority interest in Operating Partnership income, gain or loss on sale of discontinued operations and insurance settlement proceeds, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis.  This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s (“NAREIT”) recommended definition.

The Company’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties.  During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity.  The Company believes that FFO is helpful in understanding the Company’s operating performance in that such calculation excludes depreciation expense on real estate assets.  The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies.  The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income for the three years ended December 31, 2003, 2002 and 2001 (dollars and shares in thousands):

	Years ended December 31,

	2003	2002	2001

Net income	$20,206	$16,141	$28,698
Preferred dividend distribution	(15,419)	(16,029)	(16,113)
Premiums and original issuance costs associated with the redemption of preferred stock	(5,987)	(2,041)	-

Net income (loss) available for common shareholders	(1,200)	(1,929)	12,585
Depreciation and amortization real estate assets	57,645	53,753	51,332
Depreciation and amortization real estate assets of unconsolidated entities	2,345	1,430	1,268
Minority interest in operating partnership income	1,360	388	2,417
Net gain on insurance settlement proceeds and disposition of assets	(2,942)	(397)	(11,933)
(Gain) loss on sale of non-depreciable assets	-	(45)	229
Depreciation and amortization real estate assets of discontinued operations	78	153	125
Gain on sale of discontinued operations	(1,919)	-	-

Funds from operations	$55,367	$53,353	$56,023

Weighted average shares and units:
Basic	21,093	20,415	20,359
Diluted	21,354	20,613	20,464

Net income increased during 2003 by approximately $4,065,000 to $20,206,000 versus $16,141,000 in 2002, principally because of reduced interest expenses, a $1,919,000 gain on the sale of the Crossings apartments which is classified as a discontinued operation and $2,942,000 net gain on insurance settlement proceeds which were only partially offset by the increase in depreciation and amortization from acquisitions. Net income for 2001 was $28,698,000 which included a gain of $11,933,000 from dispositions of assets and insurance settlement proceeds.

FFO increased during 2003 by approximately $2,014,000 to $55,367,000 versus $53,353,000 in 2002 principally because of reduced interest expense.  FFO for 2001 was $56,023,000. FFO for 2003 and 2002 included charges of $5,987,000 and $2,041,000, respectively, for premiums and original issuance costs associated with the redemption of preferred stock.

TRENDS

Property performance over the past two years has been pressured by an imbalance between supply and demand for apartment units in many of the Company’s markets.  The recent economic downturn and the related low interest rate environment have combined to contribute to a temporary decline in demand for apartment units, while allowing delivery levels of newly constructed apartment units to remain consistent with historical averages.

The recent economic environment has impacted demand in two main ways: 1) producing lower job growth, which reduced the number of potential renters in most of the Company’s markets, and 2) producing lower interest rates which has increased the affordability of single family housing, prompting more renters to purchase homes.

On the supply side, the declining interest rates have provided an incentive to developers to construct new apartment units in many of the Company’s markets, especially in the larger metropolitan markets.  Delivery of these new units during this period of weakened apartment demand has increased competition, adding pressure to apartment occupancy levels and pricing in a number of the Company’s markets.

As part of its strategy to create continued stable and growing performance, the Company maintains a portfolio of properties diversified across large metropolitan markets, mid-sized markets, and smaller tier markets, as defined by population levels.  During the recent economic downturn, the Company’s smaller tier and mid-sized markets produced more stable performance, while it’s larger metropolitan markets proved more susceptible to declining job formation and apartment supply imbalances.

The Company is beginning to see indications of stronger job growth in many of its markets, which could indicate an improvement in the general economic environment. As the economic environment improves, the Company expects to see more household formations and increasing interest rates, which should combine to increase the number of apartment renters.

The Company expects that this increase in demand will generate stronger property performance across the Company’s portfolio. The Company’s large-tier markets, which have been under the most pressure during the economic downturn, should begin to absorb the oversupply of new apartment units and return to historical occupancy and pricing levels, while the Company’s smaller-tier and mid-sized markets would benefit from improving market fundamentals which support continued stable growth.

Over the long term, general demographic trends are expected to favor apartment owners, as immigration growth, combined with the increasing demand for rental housing from the “echo boomers” (children of the “baby boomers”) is expected to produce more apartment renters over the next ten years.  The Company believes its portfolio location throughout the Southeast and South central regions of the country position it well to take advantage of these improving demographic trends.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities remained relatively stable at $79,241,000 for 2003 compared to $81,076,000 for 2002.

Net cash used in investing activities grew during 2003 to $139,934,000 from $34,182,000 in 2002.  This increase was primarily due to (i) the purchase of Legacy Pines for $21,500,000, Green Oaks for $18,966,00, the partnership interest in our joint venture with Blackstone for $21,853,000, Los Rios Park for $32,500,000 and Lighthouse Court for $40,092,000 compared to one acquisition of Preston Hills in 2002 for $33,900,000, and (ii) in 2003 dispositions totaled $24,906,000, including the transfer of a 2/3 interest in Green Oaks to CH/Realty for $12,644,000, compared to dispositions of $36,841,000 in 2002.

Capital improvements to stabilized properties during the 2003 and 2002 totaled $23,211,000 and $23,083,000, respectively.  Actual capital expenditures are summarized below (dollars in thousands):

	December 31,

	2003	2002

Recurring capital expenditures at stabilized properties	$12,846	$12,123
Revenue enhancing capital expenditures at stabilized properties	9,534	7,367
Corporate/commercial capital improvements	831	3,593

	$23,211	$23,083

In 2002, corporate/commercial capital improvements was mainly related to the fire at the Company’s corporate headquarters in March of 2002, for which the Company was reimbursed with insurance proceeds of $5,235,000 in 2003.

Net cash provided by financing activities was approximately $60,251,000 for 2003 compared to net cash used in financing activities of $48,492,000 in 2002.  During 2003 the Company increased its borrowings under its credit lines by $218,399,000 as compared to an increase of $60,623,000 in 2002 to accommodate refinancing activities and property acquisitions.

In 2003, the Company negotiated an increase from $550 million to $611 million in the borrowing capacity of its existing secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the “FNMA Facility”).  The expanded capacity may be utilized only as additional collateral is pledged to secure the facility.  At December 31, 2003 the FNMA Facility had an outstanding balance of $555.7 million with an available borrowing base capacity of $596.1 million.  $303 million of the FNMA Facility expires in 2004, renewable for two successive 5-year terms, $249 million expires in 2007, and the remaining amount expires in 2008, both renewable for a 5-year term.  The Company plans to utilize the additional facility capacity to refinance debt maturities over the next 18 months.

The FNMA Facility provides for both fixed and variable rate borrowings.  The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.07%, plus a credit enhancement fee of 0.60% to 0.72% based on the outstanding borrowings.  The variable interest rate at December 31, 2003 was 1.8% on variable rate borrowings of $445.7 million.  Fixed rate borrowings under the FNMA Facility totaled $110 million at December 31, 2003, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

Compass Bank provides an unsecured credit facility to the Company.  Outstanding borrowings under this facility at December 31, 2003 were $20 million at a rate of 1.66%.

The Company currently maintains a $40 million secured credit facility with two banks led by AmSouth Bank.  There was no outstanding balance under this facility at December 31, 2003.  Available borrowing base capacity under this facility was $19.0 million at December 31, 2003.

Each of the Company’s credit facilities is subject to various covenants and conditions on usage including the maintenance of certain financial ratios The total amount of credit which is made available is governed by lender formulas defining asset valuation. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity.  Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities which may cause the Company to be declared in default by its other lenders.  Any such event could have a material adverse effect on the Company.

At December 31, 2003, the Company had a promissory note with Union Planters National Bank (“Union Planters”) for $40 million at a variable rate of 2.2%.

The Company uses interest rate swaps to manage its current and future interest rate risk.   The Company has nine interest rate swaps with a total notional balance of $275 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 6.2%.  The swaps have expirations between 2005 and 2010, and have to date proven to be highly effective hedges of the Company’s designated variable rate borrowings of its FNMA Facility.  The Company has designed these interest rate swaps as cash flow hedges on its FNMA Facility.  Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods of $275 million of variable rate borrowings issued through the FNMA Facility, leaving only $170.7 million of the FNMA Facility of which the interest rate has not been fixed or hedged. The Company also has a $55.6 million Tax-Free Bond Facility with FNMA.  The Company has five interest rate swaps with a total notional amount of $42.7 million which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 4.3%.  These swaps expire in 2007 and 2008, and have to date proven to be highly effective hedges of the designated borrowings of the Tax-Free Bond Facility. The Company also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility.  The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index. Additionally, the Company has one interest rate swap with a notional amount of $25 million which has a variable leg based on three-month LIBOR, and a fixed leg with an average rate of 4.6% which expires in 2009 and has to date proven to be a highly effective hedge of the designated borrowings of Union Planters.

The Company has also executed one forward interest rate swap with a notional balance of $40 million which goes into effect in 2004.  The variable leg of the forward interest rate swap is based on three-month LIBOR and the fixed leg has an average rate of 4.9%.  The swap expires in 2010 and is designated as a cash flow hedge on future planned refinancings.

In March 2003, the Company had approximating $151 million of debt maturing including the $142 million of bond indebtedness of Mid-America Capital Partners, L.P., which it funded by debt issued under the FNMA Facility. The rate on the maturing debt was 6.5% and the rate on the replacement debt which was partially pre-set through interest rate swaps was 5.6%.

The weighted average interest rate and the weighted average maturity at December 31, 2003, for the $951.9 million of debt outstanding were 5.4% and 10.6 years compared to 5.8% and 10.9 years on $803.7 million of debt outstanding at December 31, 2002.

On July 10, 2003, in an underwritten public offering, the Company sold 5,600,000 shares of its 8.30% Series H Cumulative Redeemable Preferred Stock (“Series H”) at $25 per share less an underwriting discount of $0.7875 per share.  The net proceeds of the sale were applied to the redemption of all the issued and outstanding shares of the Company’s 9.5% Series A Cumulative Preferred Stock and 9 3/8% Series C Cumulative Redeemable Preferred Stock as well as 1,600,000 shares of the 1,938,830 issued and outstanding shares of the Company’s 8 7/8% Series B Cumulative Preferred Stock (“Series B”) on August 12, 2003.

On July 16, 2003, the underwriters of the Company’s Series H offering exercised an option to purchase an additional 525,000 shares of the Series H preferred stock for $25 per share less the underwriting discount, and on August 4, 2003, the underwriters exercised an option to purchase the remaining additional 75,000 shares of the Series H preferred stock for $25 per share less the underwriting discount.  The net proceeds were used to redeem the remaining issued and outstanding shares of the Series B preferred stock on August 18, 2003.

On August 22, 2003, the Company sold 700,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. The stock was sold at a price of $28.40 per share. The $19,870,000 in net proceeds from the sale were used to partially fund the purchase of the BreMaac limited partnership interest held by Blackstone.

On September 19, 2003, the Company sold 665,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. and to Scudder RREEF Real Estate Fund II, Inc. The stock was sold at a price of $29.36 per share. The $19,500,000 in net proceeds from the sale were used to partially fund the purchase of the Los Rios Park apartments.

On December 2, 2003, the Company sold 400,000 shares of its common stock to RREEF America, L.L.C. on behalf of itself and Scudder RREEF Real Estate Fund II, Inc. The stock was sold at a price of $30.00 per share. The $11,996,000 in net proceeds from the sale were used to partially fund the acquisition of the Lighthouse Court apartments.

On October 16, 2002, the Company closed the sale of 470,000 shares of a new 9¼% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”).  An additional 4,500 shares were sold as part of the underwriters option on November 8, 2002.  All of the shares were sold at $25 per share for an aggregate principal amount of $11.86 million.

On October 28, 2002, the Company privately placed 400,000 shares of a new 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) at $25 per share for an aggregate principal amount of $10 million. On or after October 10, 2004, the Company or the investor may give the required one year’s notice to redeem or put, respectively, all or part of the Series G Preferred Stock beginning on or after October 10, 2005 in increments of $1 million.

The net proceeds from the issuances of the Series F Preferred Stock and Series G Preferred Stock along with $5 million of debt were used to repurchase and retire all of the 1,000,000 shares of the Company’s Series E Cumulative Redeemable Preferred Stock at a 7% premium (totaling $2.0 million including the write-off of previous issuance costs) for an aggregate purchase price of $26.75 million.

The Company believes that it has adequate resources to fund both its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties.  The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for nearly $611 million of the Company’s outstanding debt.  The market for FNMA DMBS, which in the Company’s experience is highly effective with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and swap effectiveness.  In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

The Company believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities) and payment of distributions by the Company in accordance with REIT requirements under the Internal Revenue Code.  The Company has loan covenants that limit the total amount of distributions, but believes that it is unlikely that these will be a limiting factor on the Company’s future levels of distributions based on the Company’s current range of forecast of operating performance.  The Company expects to meet its liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, expansions, and non-recurring capital expenditures, through collateralized borrowings, potential joint venture transactions and the Company’s credit facilities.

Currently, the Company’s operating cash flow is insufficient to fully fund the payment of distributions to shareholders at the current rate.  While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to cut the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt as of December 31, 2003 (dollars in 000’s):

	Payments Due by Period

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total

Long-Term Debt	$97,106	$3,806	$8,505	$4,242	$4,524	$833,758	$951,941
Capital Lease	-	-	-	-	-	-	-
Operating Lease	-	-	-	-	-	-	-
Purchase Obligations	-	-	-	-	-	-	-
Other Long-Term Liabilities	-
Reflected on the Registrant’s
Balance Sheet under GAAP	-	-	-	-	-	-	-

Total	$97,106	$3,806	$8,505	$4,242	$4,524	$833,758	$951,941

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities”, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  The Company’s joint venture with Blackstone (terminated in 2003) was established in order to raise capital through asset sales to fund development while acquiring management fees to help offset the reduction in FFO from the sale.  The Company’s joint venture with Crow Holdings was established to acquire approximately $150 million of multifamily properties.  In addition, the Company does not engage in trading activities involving non-exchange traded contracts.  As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships.  The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8., Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 11.

The Company’s investments in its real estate joint venture is unconsolidated and is recorded on the equity method as the Company does not have a controlling interest.  The Company has a mezzanine loan in the amount of $4.7 million at an average rate of 9% receivable from its joint venture, CH/Realty.

INSURANCE

The Company put in place a new property and casualty insurance program effective July 1, 2003.  The program is substantially the same as last year.  In the opinion of management, property and casualty insurance is in place that provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company’s liquidity, financial position, or results of operations.

INFLATION

Substantially all of the resident leases at the Communities allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable the Company to seek rent increases.  Almost all leases are for one year or less.  The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145).  The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged.  The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002.  As a result of the adoption of Statement 145, the Company reclassified $1,444,000, representing extraordinary gain (before minority interest adjustment) on early extinguishment of debt for the twelve months ended December 31, 2002, to a component of operating income.

In December 2003, The FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”).  FIN46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003, and addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and how, accordingly, it should consolidate the entity.  The Company will be required to apply FIN46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, FIN46R will be applied beginning on January 10, 2005.  For any VIEs that were created before January 1, 2004 which must be consolidated under FIN46R, the assets, liabilities and noncontrolling interest of the VIE would initially be measured at their carrying values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The adoption of FIN46R is not expected to have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Statement 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of Statement 149 did not have a material effect on the Company’s consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody unconditional obligations for the issuer.  Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement 150 had no effect on the Company’s consolidated financial condition or results of operations taken as a whole.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings.  At December 31, 2003, 50% of the Company’s total capitalization consisted of borrowings.  The Company’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs.  To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable debt or on future refinancings.  The Company does not enter into derivative or interest rate transactions for trading purposes.  Approximately 77% of the Company’s outstanding debt was subject to fixed rates with a weighted average of 6.5% at December 31, 2003.  The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2004	2005	2006	2007	2008	Total Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate*	$71,168	$-	$24,658	$-	$34,160	$255,819	$385,805	$368,103
Average interest rate	7.03%	0.00%	6.34%	0.00%	6.90%	7.07%	7.00%
Variable Rate*	$20,000	$-	$-	$-	$-	$546,136	$566,136	$566,136
Average interest rate	1.66%	0.00%	0.00%	0.00%	0.00%	1.88%	1.87%

Interest Rate Swaps
Variable to Fixed	$-	$75,000	$25,000	$92,800	$74,935	$115,000	$382,735	$(25,455)
Average Pay Rate	0.00%	6.57%	7.39%	5.81%	5.41%	4.97%	5.73%
Interest Rate Cap
Variable to Fixed	$-	$-	$-	$6,805	$-	$-	$6,805	$7
Average Pay Rate	0.00%	0.00%	0.00%	6.00%	0.00%	0.00%	6.00%

*Excluding the effect of interest rate swap and cap agreements.

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

ITEM 9A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has an investment in an unconsolidated entity which is not under its control. Consequently, the Company’s disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the twelve months ended December 31, 2003, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to affect, the registrant’s internal control over financial reporting.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.	Independent Auditors’ Report	F – 1
	Consolidated Balance Sheets as of December 31, 2003 and 2002	F – 2
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F – 3
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	F – 4
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F – 5
	Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001	F – 6

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 14:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2003	F – 26

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Numbers	Exhibit Description

1.1!	Form of Underwriting Agreement (for Common Stock)

3.1+	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994

3.2******	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994

3.3**

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996

3.4******	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on

November 18, 1997.

3.5***

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997

3.6****

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 26, 1998, as filed with the Tennessee Secretary of State on June 30, 1998

3.7@

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998

3.8*****

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002

3.9@

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002

3.10@

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003

3.11*	Bylaws of Mid-America Apartment Communities, Inc.

4.1+	Form of Common Share Certificate

4.2**	Form of 9.5% Series A Cumulative Preferred Stock Certificate

4.3***	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate

4.4****	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate

4.5@	Form of 9.5% Series E Cumulative Preferred Stock Certificate

4.6*****	Form of 9 ¼% Series F Cumulative Preferred Stock Certificate

4.7@	Form of 8.30% Series G Cumulative Preferred Stock Certificate

4.8@	Form of 8.30% Series H Cumulative Preferred Stock Certificate

4.9+++	Shareholder Protection Rights Agreement dated March 1, 1999

10.1####	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership

10.2+++	Employment Agreement between the Registrant and H. Eric Bolton, Jr.

10.3+++	Employment Agreement between the Registrant and Simon R.C. Wadsworth

10.4#	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan

10.5+++	Revolving Credit Agreement (Amended and Restated) between the Registrant and AmSouth Bank dated March 16, 1998

10.6+++	Sixth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated November 12, 1999

10.8##	Seventh Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated July 21, 2000

10.9###	Eighth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated April 19, 200l

10.10@	AmSouth Revolving Credit Agreement (Amendment and Restated) dated July 17, 2003

10.11+++	Master Credit Facility Agreement between the Registrant and WMF Washington Mortgage Corp. dated November 10, 1999

10.12@

Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 10, 2003

10.13@

First Amendment to Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 11, 2003

10.14@

Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated December 10, 2003

10.15+	Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.16+	Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.17@	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated June 1, 2001

10.18@	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002

10.19@	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003

11.1	Statement re: computation of per share earnings (included within the Form 10-K)

12.1	Statement re: computation of ratios (definition of ratios used are disclosed as footnotes on the related table(s) within the Form 10-K)

14.1	Code of Ethics

21.1@	List of Subsidiaries

23.1	Consent of KPMG LLP

26.1!	Form T-1 Statement of Eligibility and Qualification

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (333-112469)

!	To be filed by post-effective amendment or by a Current Report on Form 8-K.

!!	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2004.

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11/A (SEC File No. 33-69434) filed on January 21, 1994

**	Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996

***	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the

Commission on November 19, 1997

****	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on June 26, 1998

*****	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002

******	Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1996

+	Filed as an exhibit to the 1997 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1997

+++	Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999

#	Filed as an exhibit to the Registrant’s Proxy Statement filed on April 24, 2002

##	Filed as an exhibit to the 2000 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000

###	Filed as an exhibit to the 2001 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2001

####	Filed as an exhibit to the 2001 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2001

(b)	Reports on Form 8-K
The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2003:

Form	Events Reported	Date of Report

8-K	Sale of 400,000 shares of common stock	12/2/2003
8-K	Investor Update Presentation	11/12/2003
8-K	3Q03 Earnings Release	11/7/2003

(c)   Exhibits:
          See Item 14(a)(3) above.
(d)   Financial Statement Schedules:
          See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: March 10, 2003	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 10, 2003	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2003	/s/ Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 10, 2003	/s/ George E. Cates
George E. Cates
Director

Date: March 10, 2003	/s/ John F. Flournoy
John F. Flournoy
Director

Date: March 10, 2003	/s/ Robert F. Fogelman
Robert F. Fogelman
Director

Date: March 10, 2003	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr.
Director

Date: March 10, 2003	/s/ John S. Grinalds
John S. Grinalds
Director

Date: March 10, 2003	/s/ Ralph Horn
Ralph Horn
Director

Date: March 10, 2003	/s/ Michael S. Starnes
Michael S. Starnes
Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

          We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule III:  Real Estate and Accumulated Depreciation.  These financial statements and the financial statement schedule are the responsibility of the management of the Company.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company as of December 31, 2003 and 2002, and the results of the their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As described in Note 1, the consolidated financial statements reflect the Company’s adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

KPMG LLP
Memphis, Tennessee
February 9, 2004

Mid-America  Apartment  Communities,  Inc.
Consolidated  Balance  Sheets
December 31, 2003 and 2002
(Dollars in thousands)

	2003	2002

Assets:
Real estate assets:
Land	$142,416	$124,130
Buildings and improvements	1,481,854	1,290,478
Furniture, fixtures and equipment	38,812	34,531
Capital improvements in progress	7,335	3,223

	1,670,417	1,452,362
Less accumulated depreciation	(339,704)	(283,277)

	1,330,713	1,169,085

Land held for future development	1,366	1,366
Commercial properties, net	7,150	7,088
Investment in and advances to real estate joint venture	12,620	15,000

Real estate assets, net	1,351,849	1,192,539

Cash and cash equivalents	10,152	10,594
Restricted cash	10,728	7,463
Deferred financing costs, net	13,185	10,296
Other assets	14,857	12,813
Goodwill, net	5,762	5,762

Total assets	$1,406,533	$1,239,467

Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$951,941	$803,703
Accounts payable	1,696	464
Accrued expenses and other liabilities	54,547	55,372
Security deposits	5,036	4,406
Deferred gain on disposition of properties	-	3,946

Total liabilities and deferred gain	1,013,220	867,891

Minority interest	32,019	33,405

Shareholders’ equity:

Preferred stock, $.01 par value, 20,000,000 shares authorized, $ 176,862,500 or $25 per share liquidation preference:

0 and 2,000,000 shares at 9.5% Series A Cumulative on December 31, 2003 and 2002, respectively	-	20
0 and 1,938,830 shares at 8.875% Series B Cumulative on December 31, 2003 and 2002, respectively	-	19
0 and 2,000,000 shares at 9.375% Series C Cumulative on December 31, 2003 and 2002, respectively	-	20
474,500 shares at 9.25% Series F Cumulative	5	5
400,000 shares at 8.625% Series G Cumulative	4	4
6,200,000 and 0 shares of 8.30% Series H Cumulative on December 31, 2003 and 2002, respectively	62	-
Common stock, $.01 par value (authorized 50,000,000 shares; issued 20,031,614 and 17,840,183 shares at December 31, 2003 and December 31, 2002, respectively)	200	178
Additional paid-in capital	622,406	558,479
Other	(3,711)	(4,299)
Accumulated distributions in excess of net income	(232,224)	(188,155)
Accumulated other comprehensive loss	(25,448)	(28,100)

Total shareholders’ equity	361,294	338,171

Total liabilities and shareholders’ equity	$1,406,533	$1,239,467

See accompanying notes to consolidated financial statements.

Mid-America  Apartment  Communities,  Inc.
Consolidated  Statements  of  Operations
Years ended December 31, 2003, 2002 and 2001

(Dollars  in  thousands, except  per  share  data)

	2003	2002	2001

Revenues:
Rental revenues	$230,762	$223,497	$222,798
Other property revenues	8,483	8,035	7,779

Total property revenues	239,245	231,532	230,577
Interest and other non-property income	839	737	1,310
Management and fee income, net	822	775	755

Total revenues	240,906	233,044	232,642

Expenses:
Property operating expenses:
Personnel	28,046	26,166	24,624
Building repairs and maintenance	9,342	9,340	9,405
Real estate taxes and insurance	31,839	28,845	26,491
Utilities	12,262	11,334	11,875
Landscaping	6,556	6,194	6,262
Other operating	12,481	10,651	10,567
Depreciation and amortization	59,018	55,110	51,925

	159,544	147,640	141,149
Property management expenses	8,435	8,633	9,561
General and administrative expenses	7,235	6,665	6,522
Interest expense	46,032	49,448	52,598
Loss (gain) on debt extinguishment	(111)	1,444	1,189
Amortization of deferred financing costs	2,062	2,712	2,352

Total expenses	223,197	216,542	213,371

Income before minority interest in operating partnership income, loss from investments in unconsolidated entities, net gain on insurance settlement proceeds and disposition of assets, and discontinued operations	17,709	16,502	19,271
Minority interest in operating partnership income	(1,360)	(388)	(2,417)
Loss from investments in unconsolidated entities	(949)	(532)	(296)
Net gain on insurance settlement proceeds and disposition of assets	2,942	397	11,933

Income from continuing operations	18,342	15,979	28,491
Discontinued operations:
Property operations	(55)	162	207
Gain on sale of discontinued operations	1,919	-	-

Net income	20,206	16,141	28,698
Preferred dividend distribution	15,419	16,029	16,113
Premiums and original issuance costs associated with the redemption of preferred stock	5,987	2,041	-

Net income(loss) available for common shareholders	$(1,200)	$(1,929)	$12,585

Net income(loss) available per common share:
Basic (in thousands):
Average common shares outstanding	18,374	17,561	17,427

Net income (loss) available per common share - Basic	$(0.07)	$(0.11)	$0.72

Diluted (in thousands):
Average common shares outstanding	18,374	17,561	17,427
Effect of dilutive stock options	-	-	105

Average dilutive common shares outstanding	18,374	17,561	17,532

Net income (loss) available per common share - Diluted	$(0.07)	$(0.11)	$0.72

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Other	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount

BALANCE DECEMBER 31, 2000	6,939	$69	17,507	$175	$553,172	$(1,171)	$(116,889)	$-	$435,356
Comprehensive income:
Net income	-	-	-	-	-	-	28,698	-	28,698
Other comprehensive loss - derivative instruments (cash flow hedges)	-	-	-	-	-	-	-	(8,756)	(8,756)

Comprehensive income									19,942

Repurchase of common shares (Note 7)	-	-	(129)	(1)	(3,279)	-	-	-	(3,280)
Issuance of common shares	-	-	39	1	969	-	-	-	970
Exercise of stock options	-	-	5	-	124	-	-	-	124
Restricted shares issued to officers and directors (Note 8)	-	-	5	-	120	(120)	-	-	-
Amortization of LESOP Provision employee advances (Note 8)	-	-	-	-	-	372	-	-	372
Shares issued in exchange for units	-	-	26	-	433	-	-	-	433
Adjustment for Minority Interest Ownership in Operating Partnership	-	-	-	-	1,166	-	-	-	1,166
Amortization of unearned compensation	-	-	-	-	-	145	-	-	145
Dividends on common stock ($2.34 per share)	-	-	-	-	-	-	(40,757)	-	(40,757)
Dividends on preferred stock	-	-	-	-	-	-	(16,113)	-	(16,113)

BALANCE DECEMBER 31, 2001	6,939	69	17,453	175	552,705	(774)	(145,061)	(8,756)	398,358
Comprehensive loss:
Net income	-	-	-	-	-	-	16,141	-	16,141
Other comprehensive loss - derivative instruments (cash flow hedges)	-	-	-	-	-	-	-	(19,344)	(19,344)

Comprehensive loss									(3,203)

Issuance of common shares	-	-	53	1	1,334	-	-	-	1,335
Registration of common shares	-	-	-	-	(28)	-	-	-	(28)
Exercise of stock options	-	-	48	-	1,053	-	-	-	1,053
Restricted shares issued to officers and directors (Note 8)	-	-	104	1	2,665	(2,625)	-	-	41
Notes receivable issued for shares (Note 8)	-	-	-	-	-	(1,525)	-	-	(1,525)
Amortization of LESOP Provision employee advances (Note 8)	-	-	-	-	-	486	-	-	486
Shares issued in exchange for units	-	-	182	1	2,602	-	-	-	2,603
Adjustment for Minority Interest Ownership in Operating Partnership	-	-	-	-	1,571	-	-	-	1,571
Amortization of unearned compensation	-	-	-	-	-	139	-	-	139
Cash dividends on common stock ($2.34 per share)	-	-	-	-	-	-	(41,165)	-	(41,165)
Redemption of preferred stock	(1,000)	(10)	-	-	(24,699)	-	(2,041)	-	(26,750)
Issuance of preferred stock	874	9	-	-	21,276	-	-	-	21,285
Dividends on preferred stock	-	-	-	-	-	-	(16,029)	-	(16,029)

BALANCE DECEMBER 31, 2002	6,813	68	17,840	178	558,479	(4,299)	(188,155)	(28,100)	338,171
Comprehensive loss:
Net income	-	-	-	-	-	-	20,206	-	20,206
Other comprehensive income - derivative instruments (cash flow hedges)	-	-	-	-	-	-	-	2,652	2,652

Comprehensive income									22,858

Issuance of common shares	-	-	1,821	18	52,837	-	-	-	52,855
Exercise of stock options	-	-	308	3	7,178	-	-	-	7,181
Repurchase of common shares	-	-	-	-	(47)	-	-	-	(47)
Restricted shares issued to officers and directors (Note 8)	-	-	8	-	213	(213)	-	-	-
Amortization of LESOP Provision employee advances (Note 8)	-	-	-	-	-	385	-	-	385
Shares issued in exchange for units	-	-	55	1	627	-	-	-	628
Adjustment for Minority Interest Ownership in Operating Partnership	-	-	-	-	(4,258)	-	-	-	(4,258)
Amortization of unearned compensation	-	-	-	-	-	416	-	-	416
Cash dividends on common stock ($2.34 per share)	-	-	-	-	-	-	(42,869)	-	(42,869)
Redemption of preferred stock	(5,938)	(59)	-	-	(142,447)	-	(5,987)	-	(148,493)
Issuance of preferred stock	6,200	62	-	-	149,824	-	-	-	149,886
Dividends on preferred stock	-	-	-	-	-	-	(15,419)	-	(15,419)

BALANCE DECEMBER 31, 2003	7,075	$71	20,032	$200	$622,406	$(3,711)	$(232,224)	$(25,448)	$361,294

See accompanying notes to consolidated financial statement.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$20,206	$16,141	$28,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,080	57,975	54,403
Amortization of unearned stock compensation	801	625	145
Equity in loss of real estate joint venture	949	532	296
Minority interest in operating partnership income	1,360	493	2,573
Gain on the sale of discontinued operations	(1,919)
(Gain) loss on debt extinguishment	(111)	1,339	1,033
Net gain on insurance settlement proceeds and dispositions of assets	(2,942)	(397)	(11,933)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	(3,265)	3,777	6,232
Other assets	(1,604)	(2,883)	3,062
Accounts payable	1,232	(755)	(521)
Accrued expenses and other	2,824	4,337	(3,314)
Security deposits	630	(108)	(97)

Net cash provided by operating activities	79,241	81,076	80,577

Cash flows from investing activities:
Purchases of real estate and other assets	(116,835)	(37,233)	(251)
Improvements to existing real estate assets	(23,211)	(23,083)	(19,365)
Construction of units in progress and future development	-	(2,270)	(16,497)
Distributions from real estate joint venture	445	275	289
Contributions to real estate joint ventures	(4,727)	(4,054)	-
Note issued to real estate joint venture	-	(4,708)	-
Proceeds from disposition of real estate assets	26,247	36,891	22,645
Purchase of partnership interest in Blackstone joint venture	(21,853)	-	-

Net cash used in investing activities	(139,934)	(34,182)	(13,179)

Cash flows from financing activities:
Net change in credit lines	218,399	60,623	(12,432)
Proceeds from notes payable	26,069	11,900	110,641
Principal payments on notes payable	(175,852)	(49,625)	(100,823)
Payment of deferred financing costs	(5,083)	(2,896)	(3,067)
Repurchase of common stock	(47)	-	(3,280)
Proceeds from issuances of common shares and units	60,036	875	1,466
Distributions to unitholders	(6,376)	(6,710)	(6,936)
Dividends paid on common shares	(42,869)	(41,165)	(40,757)
Dividends paid on preferred shares	(15,419)	(16,029)	(16,113)
Proceeds from isssuance of preferred stock	149,886	21,285	-
Redemption of preferred stock	(148,493)	(26,750)	-

Net cash provided by (used in) financing activities	60,251	(48,492)	(71,301)

Net decrease in cash and cash equivalents	(442)	(1,598)	(3,903)

Cash and cash equivalents, beginning of period	10,594	12,192	16,095

Cash and cash equivalents, end of period	$10,152	$10,594	$12,192

Supplemental disclosure of cash flow information:
Interest paid	$45,277	$49,786	$52,658
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$628	$2,602	$433
Issuance of restricted common shares	$213	$2,665	$120
Interest capitalized	$-	$239	$1,382
Marked-to-market adjustment on derivative instruments	$2,652	$(19,344)	$(8,756)
Debt reclassified from consolidation of BRE/MAAC Associates, LLC	$26,619	$-	$-

In August 2003, the Company purchased the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of assets acquired	$75,091
Cash paid	(21,853)

Debt assumed	$53,238

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2003, 2002 and 2001

1. Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the southeastern United States, and in Texas.  The company owns and operates 124 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”). The Company also owns a 33.33% interest in a real estate joint venture which owns 3 apartment communities, for which the Company provides management services.

Basis of Presentation

The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, and all other subsidiaries (“the Company”).  The Company owns 51% to 100% of all consolidated subsidiaries.  The Company uses the equity method of accounting for its investments in 20 to 50 percent-owned entities for which the Company does not have the ability to exercise control.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership (“Operating Partnership Units”).  Mid-America is the sole general partner of the Operating Partnership.  Net income is allocated to the minority interest based on their respective ownership percentage of the Operating Partnership.  Issuance of additional common shares or Operating Partnership Units changes the ownership of both the minority interest and Mid-America.  Such transactions and the proceeds there from are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

The Company’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock.  The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company.  The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock.  Operating Partnership net income for 2003, 2002 and 2001 was allocated approximately 14.6%, 15.7%, and 16.2%, respectively, to holders of Operating Partnership Units and 85.4%, 84.3%, and 83.8%, respectively, to Mid-America.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment and 3 years for computers.

For real estate acquisitions subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets and liabilities, consisting of above and below market leases, resident relationship values and the value of in-place leases.

The fair value of the tangible assets of an acquired property (land, building, furniture, fixtures and equipment) is determined by valuing the property as if it were vacant.   The “as-if-vacant” value is then allocated to land, building, furniture, fixtures and equipment based on management’s determination of the relative fair values of these assets.  Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers.  Factors considered by management in performing these analyses include an estimate of  carrying costs  during the period of time that would be required in the current market conditions to lease-up the property.  Management includes real estate taxes, insurance, operating expenses and lost rentals as well as the costs required to execute similar leases in the estimated carrying costs.

In allocating the fair value of identified intangible assets and liabilities of an acquired property, the in-place leases are compared to current market conditions.  Based on these evaluations, management believes that the leases acquired on each of its property acquisitions were at market rates since the lease terms do not extend beyond one year.

The fair value of the in-place leases and resident relationships is measured by the excess of the purchase price over the as-if-vacant value of the property as described above.   The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases.  The amount of these resident lease intangibles included in real estate assets totaled $4.9 million and $0 as of December 31, 2003 and 2002, respectively and the amortization recorded as a reduction of property income was $1.4 million and $0 for the years ending December 31, 2003 and 2002, respectively.

Goodwill and Intangible Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets.  The Company evaluates its goodwill for impairment on an annual basis during the Company’s fiscal fourth quarter. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable.  The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

To evaluate goodwill and long-lived assets for impairment, the Company estimates future operating cash flows and uses these cash flow estimates to determine the asset’s fair value.  In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate.  The Company determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket.

The Company’s 2003 annual evaluation indicated no impairment of goodwill for its reporting units.  The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified.

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

	Years ended December 31,

			2001

	2003	2002	Adjusted	Adjustment	Reported

Net income	$20,206	$16,141	$28,962	$264	$28,698
Preferred dividend distribution	15,419	16,029	16,113	-	16,113
Premiums and original issuance costs associated with the redemption of preferred stock	5,987	2,041	-	-	-

Net income (loss) available for common shareholders	$(1,200)	$(1,929)	$12,849	$264	$12,585

Net income (loss) available per common share - Basic	$(0.07)	$(0.11)	$0.74	$0.02	$0.72

Net income (loss) available per common share - Diluted	$(0.07)	$(0.11)	$0.74	$0.02	$0.72

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value.

Investment In and Advances to Real Estate Joint Ventures

The Company’s investment in its unconsolidated real estate joint venture is recorded on the equity method as the Company is able to exert significant influence but does not have a controlling interest in the joint venture.

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

The Company requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract.  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction.  This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items.  When it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges.  These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments.  The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings.  During the years ended December 31, 2003, 2002 and 2001, the ineffective portion of the hedging transactions was not significant.  Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145).  The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged.  The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002.  As a result of the adoption of Statement 145, the Company reclassified $1,444,000 and $1,189,000, representing extraordinary gain (before minority interest adjustment) on early extinguishment of debt for the twelve months ended December 31, 2002, and 2001, respectively, to a component of operating income.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”).  FIN46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003, and addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and how, accordingly, it should consolidate the entity.  The Company will be required to apply FIN46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, FIN46R will be applied beginning on January 10, 2005.  For any VIEs that were created before January 1, 2004 which must be consolidated under FIN46R, the assets, liabilities and noncontrolling interest of the VIE would initially be measured at their carrying values with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The adoption of FIN46R is not expected to have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Statement 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of Statement 149 had no effect on the Company’s consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody unconditional obligations for the issuer.  Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement 150 had no effect on the Company’s consolidated financial condition or results of operations taken as a whole.

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

The following table reflects the effect on net income (loss) if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net income (loss) available for common shareholders	$(1,200)	$(1,929)	$12,585
Add: Stock-based employee compensation expense included in reported net income	-	-	-
Less: Stock-based employee compensation expense determined under fair value method of accounting	255	189	187

Pro forma net income (loss) available for common shareholders	$(1,455)	$(2,118)	$12,398

Average common shares outstanding - Basic	18,374	17,561	17,427
Average common shares outstanding - Diluted	18,374	17,561	17,532

Net income(loss) available per common share:
Basic as reported	$(0.07)	$(0.11)	$0.72
Basic pro forma	$(0.08)	$(0.12)	$0.71
Diluted as reported	$(0.07)	$(0.11)	$0.72
Diluted pro forma	$(0.08)	$(0.12)	$0.71

Assumptions:
Risk free interest rate	3.24%	4.30%	4.86%
Expected life - Years	6.0	6.5	6.8
Expected volatility	15.06%	15.45%	13.65%
Expected dividends	6.96%	9.57%	8.90%

Reclassification

Certain prior year amounts have been reclassified to conform to 2003 presentation.  The reclassifications had no effect on net income available for common shareholders.

2.   Real Estate Joint Ventures

Through August 25, 2003, the Company owned a 33.33% interest in a joint venture (“Bre/MAAC”) with Blackstone Real Estate Acquisitions, LLC (“Blackstone”) which was formed in 1999 when the Company sold 10 apartment communities containing 2,793 apartment units to Bre/MAAC for $97.9 million. On

August 25, 2003 the Company paid $ 21.9 million in cash and assumed $ 53.2 million in debt to purchase Blackstone’s 66.67% interest in the joint venture.  This acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  The purchase accounting adjustments include an adjustment to the carrying value of the real estate asset resulting from the previously unrecognized deferred gain on the Company’s retained interest from the original sale of the properties to Bre/MAAC in 1999 and the recording of certain intangible assets.   The operating results of Bre/MAAC are included in the accompanying statement of operations commencing August 25, 2003.

The following is a summary of 2003 operations of Bre/MAAC up until its acquisition by the company  (dollars in 000’s):

Total Revenues	$12,158
Depreciation Expense	$2,902
Net Loss	$1,778

The Company currently owns a 33.33% interest in a joint venture (“CH/Realty”) with Crow Holdings which was formed in 2002 when the Company transferred ownership of the Preston Hills apartments into the joint venture. At December 31, 2003, CH/Realty owned 3 apartment communities with 1,048 apartment units. The following is a summary of the financial position of CH/Realty as of December 31, 2003 (dollars in 000’s):

Assets
Real Estate Assets, Gross	$76,737
Real Estate Assets, Net	72,469
Other Assets	1,549

Total Assets	$74,018

Liabilities and Equity
Mortgage Debt	$44,655
Debt – Mid-America Apartments, LP	4,708
Other Liabilities	945
Equity	23,710

Total Liabilities and Equity	$74,018

Total Revenues	$8,466
Depreciation Expense	$4,141
Net Loss	$(1,333)

The Company earns interest on its loan to CH/Realty at an average interest rate of 9% and manages the communities for a fee of 4% of revenues.

Investments in and advances to real estate joint ventures consisted of the following at December 31, 2003, 2002 and 2001, respectively:  investment in Bre/MAAC: $0, $2.8 million and $3.6 million; investment in CH/Realty:  $ 7.9 million, $4.1 million and $0; advances to Bre/MAAC: $0, $3.4 million and $3.4 million; and advances to CH/Realty: $ 4.7 million, $4.7 million and $0.  The equity in loss on real estate joint ventures for the year ended December 31, 2003 represents the Company’s share of both Bre/MAAC and CH/Realty’s net loss.

3.   Borrowings

The Company maintains a $611 million secured credit facility with Prudential Mortgage Capital, credit- enhanced by FNMA (the “FNMA Facility”).  $303 million of the FNMA Facility expires in 2004,

renewable for two successive 5-year terms, $249 million expires in 2007, and the remaining amount expires in 2008, both renewable for a 5-year term.  The FNMA Facility provides for both fixed and variable rate borrowings.  The interest rate on the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.07%, plus a fee of 0.60% to 0.72%.  Borrowings under the FNMA Facility totaled $555.7 million at December 31, 2003, consisting of $110 million under the fixed portion at a rate of 7.179% and the remaining $445.7 million under the variable rate portion of the facility. The available borrowing base capacity at December 31, 2003 was $596.1 million. The average variable interest rate of the facility at December 31, 2003 was 1.85%.  The Company has nine interest rate swap agreements, totaling $275 million to effectively fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facility at approximately 6.18%.  The swaps are highly effective and are designed as cash flow hedges.  The FNMA Facility is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.

Additionally, the Company has a $55.6 million Tax-Free Bond Facility with FNMA.  $42.7 million of the facility is swapped on the BMA Municipal Swap Index.  The swaps, which are highly effective cash flow hedges, expire in 2007 and 2008 and effectively fix interest rates at 4.3% through this period.

The Company also maintains a $40 million secured credit facility with a group of banks led by AmSouth Bank (the “AmSouth Credit Line”).  The AmSouth Credit Line bears an interest rate of LIBOR plus a spread ranging from 1.35% to 1.75% based on certain quarterly coverage calculations established by the agreement.  The spread in 2003 was 1.35%. This credit line expires in May 2005 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.  At December 31, 2003, the Company had $19.0 million available to be borrowed under the AmSouth Credit Line agreement with no outstanding balance under this facility.  $10.9 million of the facility is used for letters of credit, including $4.8 million used to credit-enhance a tax-free bond.

The Company also had outstanding at December 31, 2003 a $20 million unsecured short-term note payable with Compass Bank at an interest rate of 1.66%, which matures in May 2004, and a $40 million promissory note with Union Planters at a variable interest rate, (based on three month LIBOR), of 2.17% which matures in April 2009. The Company has entered into an interest rate swap agreement with a notional amount of $25 million, a variable leg based on three month LIBOR and a fixed leg of 4.58% which expires in March 2009 and is designated against the Union Planters promissory note.

At December 31, 2003, the Company had $205.7 million (after considering the impact of interest rate swap agreements) variable rate debt outstanding at an average interest rate of 1.88% and an additional $17.7 million (after considering the impact of interest rate swap agreements) of tax-free variable rate debt outstanding at an average rate of 1.95%; $6.8 million of which is capped under an interest rate cap agreement at 6.00%.  The interest rate on all other debt was hedged or fixed at an average interest rate of 6.45%.

The Company had approximately $336.2 million (including $55.6 million in the Tax-Free Bond Facility with FNMA) and $446.4 million (including $46.7 million in the Tax-Free Bond Facility with FNMA) at December 31, 2003 and 2002, respectively, outstanding under various mortgage notes and bonds payable secured by real estate assets.

The Company had outstanding at December 31, 2002, $142 million aggregate principal amount of 6.376% bonds due in 2003 (the “Bonds”).  The Bonds were secured by a first priority deed of trust, security agreement and assignment of rents and leases in 26 mortgaged properties.  On March 3, 2003 these bonds were refinanced through the FNMA Facility.

During 2002, the Company refinanced multiple properties and moved them under the FNMA facility.  The Company also refinanced four tax-free bonds representing $29.7 million and moved them into the

Tax-Free Bond Facility with FNMA. The Company incurred a prepayment penalty of approximately $1.4 million related to the early extinguishment of the debt.

As of December 31, 2003, the Company estimated that the weighted average interest rate on the Company’s debt was 5.4% with an average maturity of 10.6 years.

The following table summarizes the Company’s indebtedness at December 31, 2003, and 2002 (dollars in millions):

	Actual Interest Rates	Average Interest Rate	Maturity	2003	2002

Fixed Rate:
Taxable	5.770-9.006%	7.244%	2004-2037	$312.5	$416.9
Tax-exempt	5.081-6.600%	5.974%	2019-2028	73.3	88.0
Interest rate swaps	3.226-7.413%	5.828%	2005-2010	342.7	159.8
Interest rate cap	1.876%	1.876%	2007	6.8	6.8

				$735.3	$671.5

Variable Rate:(1)
Taxable	1.659-2.172%	1.878%	2004-2014	$205.7	$122.3
Tax-exempt	1.881-2.148%	2.000%	2028-2033	10.9	9.9

				$216.6	$132.2

				$951.9	$803.7

(1) Amounts are adjusted to reflect interest rate swap and cap agreements which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

Scheduled principal repayments on the borrowings at December 31, 2003 are as follows (dollars in thousands):

Year	Amortization	Maturities	Total

2004	$3,511	$93,595	$97,106
2005	3,806	-	3,806
2006	4,046	4,459	8,505
2007	4,242	-	4,242
2008	4,524	-	4,524
Thereafter	102,757	731,001	833,758

	$122,886	$829,055	$951,941

The Company’s indebtedness includes various restrictive financial covenants.  The Company believes that it was in compliance with these covenants as of December 31, 2003.

4.   Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 31, 2003 and 2002 total $385.8 million and $504.9 million, respectively, and have an estimated fair value of $368.1 million and $470.4 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2003 and 2002.  The carrying value of variable rate notes payable (excluding the effect of interest rate swap agreements) at December 31, 2003 and 2002 total $566.1 million and $298.8 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates.  The notional amount of interest rate swap agreements at December 31, 2003 and 2002 total $382.7 million and $159.8 million, respectively, and have an estimated fair value of ($25.5) million and ($28.1) million based upon interest rates available for interest rate swaps with similar terms and remaining maturities as of December 31, 2003 and 2002, respectively.  The fair market value of the Company’s interest rate cap agreement with a notional amount of $6.8 million was approximately $7,000 and $16,000 at December 31, 2003 and 2002, respectively.

The fair value estimates presented herein are based on information available to management as of December 31, 2003 and 2002. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

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

The Company had no expenses related to operating leases for the year ended December 31, 2003,  and $16,000, and $527,000, respectively, for the years ended December 31, 2002, and 2001. The Company has no commitments for the next five years under operating lease agreements outstanding at December 31, 2003.

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

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties.  For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2002 and 2001 and the estimated taxability for 2003:

	2003	2002	2001

Per common share
Ordinary income	$1.13	$1.16	$1.28
Capital gains	.14	-	.32
Return of capital	1.07	1.18	.74

Total	$2.34	$2.34	$2.34

7.   Shareholders’ Equity

Series A Preferred Stock

Series A Cumulative Preferred Stock (“Series A Preferred Stock”) had a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly.  In August 2003, the Company used the proceeds from a new issuance of preferred stock to redeem all of the 2,000,000 outstanding shares of its Series A Preferred Stock for $50 million.

Series B Preferred Stock

Series B Cumulative Preferred Stock (“Series B Preferred Stock”) had a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly.  In August 2003, the Company used the proceeds from a new issuance of preferred stock to redeem all 1,938,830 outstanding shares of its Series B Preferred Stock for $48.5 million.

Series C Preferred Stock

Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) had a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.34375 per share, payable quarterly.  In August 2003, the Company used the proceeds from a new issuance of preferred stock to redeem all 2,000,000 outstanding shares of its Series C Preferred Stock for $50 million.

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

Series G Preferred Stock

In 2002, the Company issued Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly.  The Company has outstanding 400,000 Series G Preferred shares issued in a direct placement with a private investor for which it received an aggregate principal amount of $10.0 million.  On or after October 10, 2004, the Company or the investor may give the required one year’s notice to redeem or put, respectively, all or part of the Series G Preferred Stock beginning on or after October 10, 2005 in increments of $1 million.

Series H Preferred Stock

In 2003, the Company issued Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.075 per share, payable quarterly.  The Company has outstanding 6,200,000 Series H Preferred Stock shares for which it received net proceeds of $150.1 million.  On and after August 11, 2008, the Series H Preferred Stock shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends owed and unpaid to the redemption date.

Direct Stock Purchase and Distribution Reinvestment Plan

The Company has a Direct Stock Purchase and Distribution Reinvestment Plan (“DSPDRP”) pursuant to which the Company’s shareholders have the ability to reinvest all or part of distributions from the Company’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into the Company’s common stock.  Also, the plan provides the opportunity for shareholders to buy additional common shares through an optional cash investment.  The Company has registered with the Securities and Exchange Commission the offer and sale of up to 1,600,000 shares of common stock pursuant to the DSPDRP.  Additional shares will be purchased at the market price on the “Investment Date” each month, which shall in no case be later than ten business days following the distribution payment date.  Common stock shares totaling 31,484 in 2003, 28,715, in 2002, and 27,090, in 2001 were acquired by shareholders under the DSPDRP.

Stock Repurchase Plan

In 1999, the Company’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company’s common shares.  Through December 31, 2003, the Company has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54.  No shares were repurchased in 2002 or 2003 under the plan.

Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method.  For periods were the Company reports a net loss available for common shareholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2003, 2002 and 2001 is presented on the Consolidated Statements of Operations.

8.   Employee Benefit Plans

401 (k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code.  The Company may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant’s compensation.  The Company’s contribution to this plan was $251,000, $262,000, and $240,000 in 2003, 2002, and 2001, respectively.

Non-Qualified Deferred Compensation Plan

The Company has adopted a non-qualified deferred compensation plan for key employees who are not qualified for participation in the Company’s 401(k) Savings Plan.  Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral.  The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in the Company’s 401(k) Savings Plan.  The Company’s match to this plan in 2003, 2002, and 2001 was $23,700, $24,200, and $30,200, respectively.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company.  The Board has authorized the issuance of 150,000 shares for the plan.  The ESPP is administered by the Compensation Committee who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock.  For 2003, 2002, and 2001, the ESPP purchased 5,162, 4,342, and 4,163 shares of common stock, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code.  Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants’ ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time.  The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the Initial Offering.  During 2003, 2002 and 2001, the Company contributed approximately $568,000, $570,000, and $600,000, respectively, to the ESOP which purchased an additional 20,489, 22,493, and 22,562 shares of common stock, respectively.

Stock Option Plan

The Company adopted the 1994 Restricted Stock and Stock Option Plan (the “Plan”) to provide incentives to attract and retain independent directors, executive officers and key employees.  As of January 31, 2004, no further awards may be granted under the Plan.  The Plan provided for the grant of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”).  The Plan also allowed the Company to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The Plan authorized the issuance of 2,400,000 common shares or options to acquire shares which vest over five years. Under the terms of the Plan, the Company could advance directors, executive officers, and key employees a portion of the cost of the common stock or units.  The employee advances mature five years from date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance.  The Company has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period.  Under the terms of the supplemental bonus agreements, The Company will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units.  In March of 2002, the Company entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances.  The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company.  The Company also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by the Company.

As of December 31, 2003, the Company had advances outstanding relating to the Plan totaling $1,458,000, which is presented as a reduction to shareholders’ equity in the accompanying consolidated balance sheets.  Advances to current and one former executive officers totaled $1,450,000 at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2004 to 2010.  Advances to key employees totaled $8,000 at interest rates ranging from 8.25%-9.0% maturing at various dates from 2004 to 2005.

In 2003, 2002, and 2001, the Company issued 7,879, 6,078, and 5,450 restricted shares of common stock, respectively, to independent directors.  The shares are issued into the Outside Director Deferred Compensation Plan and are issued to the director in two annual installments beginning within 90 days following the year-end of the year in which the director ceases to serve on the Board of Directors.

In 2003, the Company issued 7,471 restricted shares of common stock to executive management. These shares vest in one year.

In 2002, the Company issued 97,881 restricted shares of common stock to key managers.  These shares vest 20% a year for five consecutive years beginning in 2007, with the ability for early vesting if the Company meets certain pre-set performance goals. Through 2003, no early vesting of these shares has occurred.

In 2000, the Company issued 10,750 restricted shares of common stock to executive officers.  These shares will vest 10% each over the next ten years.  The executive officers have the option to accelerate the vesting in lieu of bonuses.

A summary of changes in options to acquire shares of the Company’s common stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 2003 is as follows:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2000	1,199,594	$24.47
Granted	341,700	$22.14
Exercised	(69,900)	$20.84
Forfeited	(241,900)	$23.81

Outstanding at December 31, 2001	1,229,494	$23.94
Granted	349,400	$25.52
Exercised	(44,290)	$21.64
Forfeited	(110,580)	$24.34

Outstanding at December 31, 2002	1,424,024	$24.37
Granted	-
Exercised	(308,467)	$23.12
Forfeited	(77,587)	$23.85

Outstanding at December 31, 2003	1,037,970	$24.78

Options exercisable:
December 31, 2001	425,694	$25.24
December 31, 2002	534,819	$25.58
December 31, 2003	403,070	$26.75

Exercise prices for options outstanding as of December 31, 2003 ranged from $22.14 to $29.50.  The weighted average remaining contractual life of those options is 6.0 years.

9.   Earnings from Discontinued Operations

In accordance with FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company sold one property in 2003 and has classified it as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2003 and the impact of discontinued operations on the consolidated earnings per share calculations:

(Dollars in thousands)	2003	2002	2001

Revenues:
Rental revenues	$ 134	$ 623	$ 612
Other property revenues	1	4	3

Total revenues	135	627	615
Expenses:
Property operating exenses	111	312	282
Depreciation and amortization	79	153	126

Total expenses	190	465	408

Earnings from discontinued operations
before gain on sale	(55)	162	207
Gain on sale	1,919	--	--

Earnings from discontinued operations	$ 1,864	$ 162	$ 207

Net income (loss) available for common
shareholders	$(1,200)	$(1,929)	$ 12,585
Less: earnings from discontinued operations	(1,864)	(162)	(207)

Adjusted net income (loss) available for
common shareholders	$(3,064)	$(2,091)	$ 12,378

Basic average common shares outstanding	18,374	17,561	17,427
Net income (loss) available per common
share - Basic	$ (0.07)	$ (0.11)	$ 0.72
Discontinued operations per common
share - Basic	(0.10)	(0.01)	(0.01)

Adjusted net income (loss) per common
share - Basic	$ (0.17)	$ (0.12)	$ 0.71

Diluted average common shares outstanding	18,374	17,561	17,532
Net income (loss) available per common
share - Diluted	$ (0.07)	$ (0.11)	$ 0.72
Discontinued operations per common
share - Diluted	(0.10)	(0.01)	(0.01)

Adjusted net income (loss) per common
share - Diluted	$ (0.17)	$ (0.12)	$ 0.71

10.   Derivative Financial Instruments

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

The Company requires that derivative financial instruments designated as cash flow or fair value hedges are effective in reducing the interest rate risk exposure that they are designated to hedge.  In order for a derivative financial instrument to be designated as a hedging instrument, the relationship between the derivative financial instrument and the hedged item must be highly effective.  Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract.  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction.  This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the inception of the hedging instrument and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items.  When it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

All of the Company’s derivative financial instruments are characterized as cash flow hedges and are reported at fair value on the balance sheet.  The derivative financial instruments hedge the future cash flows of variable rate debt through interest rate swaps that convert variable payments to fixed payments and an interest rate cap that hedges cash flows from interest payments above a specific level.  The unrealized gains/losses in the fair value of these cash flow hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings.  During the years ended December 31, 2003, 2002 and 2001, the ineffective portion of the hedging transactions was not significant.  Within the next twelve months, the Company expects to reclassify to earnings an estimated $100,000 of the current balance held in accumulated other comprehensive income due to the ineffectiveness associated with the hedging transactions.

The Company has nine interest rate swaps with a total notional balance of $275 million which have variable legs based on one or three-month Libor, and fixed legs with an average rate of 6.2%.  The swaps have expirations between 2005 and 2010, and have to date proven to be highly effective hedges of the Company’s variable rate debt.  Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $275 million of variable rate borrowings issued through the FNMA Facility. The Company also has five interest rate swaps with a total notional balance of $42.7 million based on the BMA Municipal Swap Index, which expire in 2007 and 2008, effectively fixing the interest rate of $42.7 million of the Tax-Free Bond Facility at 4.3% through this period, which is a highly effective hedge.  The Company also entered into a cap agreement on a notional amount of $6.8 million within the Tax-Free Bond Facility.  The 5-year cap agreement has a strike rate of 6% as indexed on the BMA Municipal Swap Index. Additionally, the Company has one interest rate swap with a notional amount of $25 million which has a variable leg based on three-month LIBOR, and a fixed leg with an average rate of 4.6% which expires in 2009 and has to date proven to be highly effective hedge of the designated borrowings of Union Planters.

The Company has also executed one forward interest rate swap with a notional balance of $40 million which becomes operative in 2004.  The variable leg of the forward interest rate swap is based on three-month Libor and the fixed leg has an average rate of 4.9%.  The swap expires in 2010 and is designated as a cash flow hedge on future planned refinancings.

At December 31, 2003 all of these interest rate swaps and the interest rate cap were designated as cash flow hedges in accordance with SFAS No. 133 and have a net liability fair value of ($25.4) million and $7,000, respectively, which are recorded in accrued expenses and other liabilities in the consolidated balance sheet.

11.   Related Party Transactions

Pursuant to management contracts with the Company’s joint ventures, the Company manages the operations of the joint venture apartment communities for a fee of 4% of the revenues of the joint ventures.  The Company received approximately $822,000, $775,000, and $755,000 as management fees from the joint ventures in 2003, 2002 and 2001, respectively.

12.   Segment Information

At December 31, 2003, the Company owned or had an ownership interest in 127 multifamily apartment communities, including the apartment communities owned by the Company’s joint venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows.  The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties.  Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs.  Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company.  The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long term investment goals.  The Company defines each of its multifamily communities as an individual operating segment.  It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 2003, 2002 and 2001 (Dollars in 000’s):  For purposes of this disclosure, multifamily revenues, net operating income and real estate assets include amounts related to the properties owned by the unconsolidated joint ventures.

	2003	2002	2001

Multifamily rental revenues	$250,705	$242,905	$242,189
Other multifamily revenues	9,297	8,212	7,930

Segment revenues	260,002	251,117	250,119
Reconciling items to consolidated revenues:
Joint ventures revenues	(20,622)	(18,958)	(18,927)
Discontinued operations revenues	(135)	(627)	(615)
Interest income and other non-property income	839	737	1,310
Management and fee income, net	822	775	755

Total revenues	$240,906	$233,044	$232,642

Multifamily net operating income	148,753	149,577	152,171
Reconciling items to net income:
Joint venture net operating income	(10,010)	(10,260)	(10,485)
Discontinued operations net operating income	(24)	(315)	(333)
Interest income and other non-property income	839	737	1,310
Management and fee income, net	822	775	755
Equity in loss of real estate joint ventures	(949)	(532)	(296)
Depreciation and amortization	(59,018)	(55,110)	(51,925)
Property management expenses	(8,435)	(8,633)	(9,561)
General and administrative expenses	(7,235)	(6,665)	(6,522)
Interest expense	(46,032)	(49,448)	(52,598)
Gain (loss) on debt extinguishment	111	(1,444)	(1,189)
Amortization of deferred financing costs	(2,062)	(2,712)	(2,352)
Gain on dispositions, net	2,942	397	11,933
Minority interest in operating partnership income	(1,360)	(388)	(2,417)
Discontinued property operations	(55)	162	207
Gain on sale of discontinued operations	1,919	-	-
Preferred dividend distributions	(15,419)	(16,029)	(16,113)
Premiums and original issuance costs associated with the redemption of preferred stock	(5,987)	(2,041)	-

Net income (loss) available for common shareholders	$(1,200)	$(1,929)	$12,585

Assets:	2003	2002

Multifamily real estate assets	$1,747,154	$1,592,353
Accumulated depreciation - multifamily assets	(343,968)	(297,240)

	1,403,186	1,295,113
Reconciling items to total assets:
Joint ventures multifamily real estate assets, net	72,473	126,028
Land held for future development	1,366	1,366
Commercial properties, net	7,150	7,088
Investment in and advances to real estate joint ventures	12,620	15,000
Cash and restricted cash	20,880	18,057
Other assets	33,804	28,871

Total assets	$1,406,533	$1,239,467

	2003	2002	2001

Multifamily expenditures for property improvements and construction	$25,695	$27,181	$37,953
Less reconciling items:
Joint ventures property improvements	(2,484)	(1,828)	(2,091)

Total expenditures for property improvements and construction	$23,211	$25,353	$35,862

13.   Subsequent Events

DISTRIBUTION.  In January 2004, the Company announced a quarterly distribution to common shareholders of $.585 per share, paid on January 31, 2004.

ACQUISITIONS. On January 15, 2004, the Company entered into a second joint venture with Crow Holdings, Mid-America CH/Realty II, LP (“CH/Realty II”), and CH/Realty II acquired Jefferson at Timberglen, a 522-unit apartment community in Dallas, Texas.

On January 23, 2004, the Company acquired the Monthaven Park apartments, a 456-unit apartment community located in Hendersonville, Tennessee.

14.  Selected Quarterly Financial Information (Unaudited)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2003

	First	Second	Third	Fourth

Total revenues	$57,775	$58,317	$60,337	$64,477
Income from continuing operations before minority interest in operating partnership income, loss from investments in unconsolidated entities and net gain on insurance settlement proceeds and disposition of assets	$4,496	$5,027	$3,279	$4,907
Minority interest in operating partnership income	$133	$206	$778	$243
Loss from investments in unconsolidated entities	$125	$183	$8	$633
Net gain(loss) on insurance settlement proceeds and disposition of assets	$79	$528	$2,075	$260
Discontinued operations:
Property operations	$9	$(61)	$(19)	$16
Gain on sale of discontinued operations	$-	$-	$1,921	$(2)
Net income(loss) available for common shareholders	$401	$1,180	$(3,062)	$281

Per share:
Basic and diluted:
Net income(loss) available per common share	$0.02	$0.07	$(0.17)	$0.01
Dividend declared	$0.585	$0.585	$0.585	$0.585

	Year Ended December 31, 2002

	First	Second	Third	Fourth

Total revenues	$57,038	$58,173	$59,595	$58,238
Income from continuing operations before minority interest in operating partnership income, loss from investments in unconsolidated entities and net gain on insurance settlement proceeds and disposition of assets	$4,310	$4,856	$4,119	$3,217
Minority interest in operating partnership income	$87	$246	$28	$27
Loss from investments in unconsolidated entities	$23	$190	$204	$115
Net gain(loss) on insurance settlement proceeds and disposition of assets	$64	$501	$(128)	$(40)
Discontinued operations:
Property operations	$36	$49	$38	$39
Gain on sale of discontinued operations	$-	$-	$-	$-
Net income(loss) available for common shareholders	$272	$941	$(231)	$(2,911)

Per share:
Basic and diluted:
Net income(loss) available per common share	$0.02	$0.05	$(0.01)	$(0.16)
Dividend declared	$0.585	$0.585	$0.585	$0.585

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2003 (17)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (18)

				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures

Completed Properties
Eagle Ridge	Birmingham, AL	-	(1)	$851	$7,667	$-	$898	$851	$8,565	$9,416	$(1,839)	$7,577	1986	5 - 40
Abbington Place	Huntsville, AL	-	(1)	524	4,724	-	1,106	524	5,830	6,354	(1,362)	4,992	1987	5 - 40
Paddock Club - Huntsville	Huntsville, AL	-	(1)	909	10,152	830	8,588	1,739	18,740	20,479	(3,463)	17,016	1989/98	5 - 40
Paddock Club Montgomery I&II	Montgomery, AL	-	(1)	965	13,190	-	476	965	13,666	14,631	(2,122)	12,509	1999	5 - 40
Calais Forest	Little Rock, AR	-	(1)	1,026	9,244	-	2,179	1,026	11,423	12,449	(3,874)	8,575	1987	5 - 40
Napa Valley	Little Rock, AR	-	(1)	960	8,642	-	1,317	960	9,959	10,919	(2,730)	8,189	1984	5 - 40
Westside Creek I	Little Rock, AR	-	(1)	616	5,559	-	979	616	6,538	7,154	(1,649)	5,505	1984	5 - 40
Westside Creek II	Little Rock, AR	4,658		654	5,904	-	410	654	6,314	6,968	(1,493)	5,475	1986	5 - 40
Tiffany Oaks	Altamonte Springs, FL	-	(1)	1,024	9,219	-	1,802	1,024	11,021	12,045	(3,026)	9,019	1985	5 - 40
Marsh Oaks	Atlantic Beach, FL	-	(1)	244	2,829	-	910	244	3,739	3,983	(1,316)	2,667	1986	5 - 40
Indigo Point	Brandon, FL	-	(4)	1,167	10,500	-	1,181	1,167	11,681	12,848	(1,626)	11,222	1989	5 - 40
Paddock Club - Brandon I & II	Brandon, FL	-	(2)	2,896	26,111	-	660	2,896	26,771	29,667	(5,316)	24,351	1997/99	5 - 40
Anatole	Daytona Beach, FL	7,000	(10)	1,227	5,879	-	969	1,227	6,848	8,075	(2,239)	5,836	1986	5 - 40
Paddock Club-Gainesville	Gainesville, FL	-	(2)	1,800	15,879	-	191	1,800	16,070	17,870	(2,233)	15,637	1999	5 - 40
Cooper’s Hawk	Jacksonville, FL	-	(6)	854	7,500	-	1,252	854	8,752	9,606	(2,907)	6,699	1987	5 - 40
Hunter’s Ridge at Deerwood	Jacksonville, FL	-	(7)	1,533	13,835	-	1,087	1,533	14,922	16,455	(3,363)	13,092	1987	5 - 40
Lakeside	Jacksonville, FL	-	(1)	1,431	12,883	(1)	4,133	1,430	17,016	18,446	(5,597)	12,849	1985	5 - 40
Lighthouse Court	Jacksonville, FL	(1)		4,047	36,431	-	-	4,047	36,431	40,478	(98)	40,380	2003	5 - 40
Paddock Club-Jacksonville I,II&III	Jacksonville, FL	-	(8)	2,294	20,750	(2)	883	2,292	21,633	23,925	(4,489)	19,436	1989/96	5 - 40
Paddock Club-Mandarin	Jacksonville, FL	-	(2)	1,410	14,967		359	1,410	15,326	16,736	(2,342)	14,394	1998	5 - 40
St. Augustine	Jacksonville, FL	-	(6)	2,858	6,475	(1)	2,944	2,857	9,419	12,276	(3,595)	8,681	1987	5 - 40
Woodbridge at the Lake	Jacksonville, FL	-	(2)	645	5,804	-	1,809	645	7,613	8,258	(2,665)	5,593	1985	5 - 40
Woodhollow	Jacksonville, FL	-	(1)	1,686	15,179	-	3,517	1,686	18,696	20,382	(4,822)	15,560	1986	5 - 40
Paddock Club-Lakeland	Lakeland, FL	-	(8)	2,254	20,452	(1,033)	2,067	1,221	22,519	23,740	(5,128)	18,612	1988/90	5 - 40
Savannahs at James Landing	Melbourne, FL	-	(6)	582	7,868	-	2,239	582	10,107	10,689	(3,296)	7,393	1990	5 - 40
Paddock Park-Ocala I	Ocala, FL	6,805	(2),(3)	901	9,423	-	-	901	9,423	10,324	(2,277)	8,047	1986	5 - 40
Paddock Park-Ocala II	Ocala, FL	-	(2),(3)	1,383	12,547	-	776	1,383	13,323	14,706	(3,085)	11,621	1988	5 - 40
Paddock Club-Panama City	Panama City, FL	-	(2)	898	14,276	-	190	898	14,466	15,364	(2,777)	12,587	2000	5 - 40
Paddock Club-Tallahassee	Tallahassee, FL	-	(2)	530	4,805	950	9,214	1,480	14,019	15,499	(3,140)	12,359	1990/95	5 - 40
Belmere	Tampa, FL	-	(1)	851	7,667	1	2,375	852	10,042	10,894	(3,458)	7,436	1984	5 - 40
Links at Carrollwood	Tampa, FL	-	(1)	817	7,355	110	2,660	927	10,015	10,942	(2,063)	8,879	1980	5 - 40
High Ridge	Athens, GA	-	(1)	884	7,958	-	632	884	8,590	9,474	(1,948)	7,526	1987	5 - 40
Bradford Pointe	Augusta, GA	4,760		772	6,949	-	997	772	7,946	8,718	(1,792)	6,926	1986	5 - 40
Shenandoah Ridge	Augusta, GA	-	(1)	650	5,850	8	2,725	658	8,575	9,233	(3,037)	6,196	1975/84	5 - 40
Westbury Creek	Augusta, GA	3,480	(15)	400	3,626	-	646	400	4,272	4,672	(1,029)	3,643	1984	5 - 40
Fountain Lake	Brunswick, GA	-	(5)	502	4,551	-	1,136	502	5,687	6,189	(1,428)	4,761	1983	5 - 40
Park Walk	College Park, GA	3,112		536	4,859	-	564	536	5,423	5,959	(1,236)	4,723	1985	5 - 40
Whisperwood Spa and Club	Columbus, GA	-	(1)	4,290	42,722	(4)	4,958	4,286	47,680	51,966	(10,254)	41,712	1980/86/88/98	5 - 40
Willow Creek	Columbus, GA	-	(1)	614	5,523	-	1,500	614	7,023	7,637	(1,760)	5,877	1968/78	5 - 40
Terraces at Fieldstone	Conyers, GA	-	(1)	1,284	15,819	-	306	1,284	16,125	17,409	(2,271)	15,138	1999	5 - 40
Whispering Pines I	LaGrange, GA	-	(5)	454	4,116	-	787	454	4,903	5,357	(1,158)	4,199	1982	5 - 40
Whispering Pines II	LaGrange, GA	2,292		370	3,354	-	348	370	3,702	4,072	(900)	3,172	1984	5 - 40
Westbury Springs	Lilburn, GA	-	(1)	665	6,038	-	850	665	6,888	7,553	(1,557)	5,996	1983	5 - 40
Austin Chase	Macon, GA	-	(7)	1,409	12,687	-	(19)	1,409	12,668	14,077	(2,385)	11,692	1996	5 - 40
The Vistas	Macon, GA	3,737		595	5,403	-	723	595	6,126	6,721	(1,437)	5,284	1985	5 - 40
Walden Run	McDonough, GA	10,084		1,281	11,935	-	(128)	1,281	11,807	13,088	(245)	12,843	1997	5 - 40
Georgetown Grove	Savannah, GA	10,240		1,288	11,579	-	537	1,288	12,116	13,404	(2,426)	10,978	1997	5 - 40
Island Retreat	St. Simons Island, GA	-	(1)	510	4,594	-	745	510	5,339	5,849	(1,096)	4,753	1978	5 - 40
Wildwood	Thomasville, GA	-	(1)	438	3,971	371	4,251	809	8,222	9,031	(1,915)	7,116	1980/84	5 - 40
Hidden Lake I	Union City, GA	4,146		675	6,128	-	1,114	675	7,242	7,917	(1,661)	6,256	1985	5 - 40
Hidden Lake II	Union City, GA	-	(1)	621	5,587	-	323	621	5,910	6,531	(1,328)	5,203	1987	5 - 40
Three Oaks	Valdosta, GA	-	(1)	462	4,188	459	5,336	921	9,524	10,445	(2,258)	8,187	1983/84	5 - 40
Huntington Chase	Warner Robins, GA	9,160		1,160	10,437	-	443	1,160	10,880	12,040	(1,474)	10,566	1997	5 - 40
Southland Station I	Warner Robins, GA	-	(1)	777	6,992	-	952	777	7,944	8,721	(3,503)	5,218	1987	5 - 40
Southland Station II	Warner Robins, GA	-	(1)	693	6,292	-	435	693	6,727	7,420	-	7,420	1990	5 - 40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2003 (17)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (18)

				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures

Terraces at Towne Lake	Woodstock, GA	-	(1)	1,331	11,918	1,688	16,007	3,019	27,925	30,944	(5,187)	25,757	1998/99	5 - 40
Fairways at Hartland	Bowling Green, KY	-	(1)	1,038	9,342	-	1,171	1,038	10,513	11,551	(2,597)	8,954	1996	5 - 40
Paddock Club Florence	Florence, KY	9,723		1,209	10,969	-	882	1,209	11,851	13,060	(2,585)	10,475	1994	5 - 40
Grand Reserve Lexington	Lexington, KY	-	(1)	2,024	31,002	-	-	2,024	31,002	33,026	(3,646)	29,380	2000	5 - 40
Lakepointe	Lexington, KY	-	(1)	411	3,699	-	962	411	4,661	5,072	(1,611)	3,461	1986	5 - 40
Mansion, The	Lexington, KY	-	(1)	694	6,242	-	1,378	694	7,620	8,314	(2,569)	5,745	1989	5 - 40
Village, The	Lexington, KY	-	(1)	900	8,097	-	2,125	900	10,222	11,122	(3,433)	7,689	1987	5 - 40
Stonemill Village	Louisville, KY	-	(1)	1,169	10,518	-	2,711	1,169	13,229	14,398	(4,673)	9,725	1985	5 - 40
Riverhills	Grenada, MS	-	(1)	153	2,092	-	644	153	2,736	2,889	(1,280)	1,609	1972	5 - 40
Crosswinds	Jackson, MS	-	(1)	1,535	13,826	-	1,927	1,535	15,753	17,288	(4,448)	12,840	1988/89	5 - 40
Pear Orchard	Jackson, MS	-	(1)	1,352	12,168	(1)	2,321	1,351	14,489	15,840	(5,135)	10,705	1985	5 - 40
Reflection Pointe	Jackson, MS	5,880	(11)	710	8,770	140	3,271	850	12,041	12,891	(3,895)	8,996	1986	5 - 40
Somerset	Jackson, MS	-	(1)	477	4,294	-	1,062	477	5,356	5,833	(1,821)	4,012	1980	5 - 40
Woodridge	Jackson, MS	4,404		471	5,522	-	791	471	6,313	6,784	(2,051)	4,733	1987	5 - 40
Lakeshore Landing	Ridgeland, MS	5,378		676	6,470	-	(118)	676	6,352	7,028	(131)	6,897	1974	5 - 40
Savannah Creek	Southaven, MS	-	(1)	778	7,013	-	1,353	778	8,366	9,144	(2,387)	6,757	1989	5 - 40
Sutton Place	Southaven, MS	-	(1)	894	8,053	-	1,450	894	9,503	10,397	(2,788)	7,609	1991	5 - 40
Hermitage at Beechtree	Cary, NC	-	(1)	900	8,099	-	1,268	900	9,367	10,267	(2,331)	7,936	1988	5 - 40
Woodstream	Greensboro, NC	9,479		1,048	9,855	-	(120)	1,048	9,735	10,783	(205)	10,578	1983	5 - 40
Corners, The	Winston-Salem, NC	-	(2)	685	6,165	-	1,177	685	7,342	8,027	(2,655)	5,372	1982	5 - 40
Fairways at Royal Oak	Cincinnati, OH	-	(1)	814	7,335	-	1,340	814	8,675	9,489	(2,955)	6,534	1988	5 - 40
Colony at South Park	Aiken, SC	6,185		862	8,005	-	(78)	862	7,927	8,789	(145)	8,644	1989/91	5 - 40
Woodwinds	Aiken, SC	-	(1)	503	4,540	-	709	503	5,249	5,752	(1,279)	4,473	1988	5 - 40
Tanglewood	Anderson, SC	-	(1)	427	3,853	-	1,273	427	5,126	5,553	(1,761)	3,792	1980	5 - 40
Paddock Club-Columbia	Columbia, SC	-	(1)	1,840	16,560	-	1,153	1,840	17,713	19,553	(3,928)	15,625	1989/95	5 - 40
The Fairways	Columbia, SC	7,735	(12)	910	8,207	-	633	910	8,840	9,750	(2,964)	6,786	1992	5 - 40
Highland Ridge	Greenville, SC	-	(9)	482	4,337	-	761	482	5,098	5,580	(1,569)	4,011	1984	5 - 40
Howell Commons	Greenville, SC	-	(1)	1,304	11,740	-	1,336	1,304	13,076	14,380	(3,309)	11,071	1986/88	5 - 40
Paddock Club - Greenville	Greenville, SC	-	(1)	1,200	10,800	-	583	1,200	11,383	12,583	(2,510)	10,073	1996	5 - 40
Park Haywood	Greenville, SC	-	(1)	325	2,925	35	3,175	360	6,100	6,460	(2,024)	4,436	1983	5 - 40
Spring Creek	Greenville, SC	-	(9)	597	5,374	-	1,019	597	6,393	6,990	(1,990)	5,000	1985	5 - 40
Runaway Bay	Mt. Pleasant, SC	-	(9)	1,085	7,269	-	1,444	1,085	8,713	9,798	(2,813)	6,985	1988	5 - 40
Park Place	Spartanburg, SC	-	(1)	723	6,504	-	1,164	723	7,668	8,391	(1,874)	6,517	1987	5 - 40
Hamilton Pointe	Chattanooga, TN	7,616		1,131	10,861	-	(167)	1,131	10,694	11,825	(186)	11,639	1989	5 - 40
Hidden Creek	Chattanooga, TN	6,339		972	9,201	-	(139)	972	9,062	10,034	(173)	9,861	1987	5 - 40
Steeplechase	Chattanooga, TN	-	(1)	217	1,957	-	1,577	217	3,534	3,751	(1,447)	2,304	1986	5 - 40
Windridge	Chattanooga, TN	5,465	(16)	817	7,416	-	822	817	8,238	9,055	(1,834)	7,221	1984	5 - 40
Oaks, The	Jackson, TN	-	(1)	177	1,594	-	1,038	177	2,632	2,809	(1,011)	1,798	1978	5 - 40
Post House Jackson	Jackson, TN	5,095		443	5,078	-	1,626	443	6,704	7,147	(2,023)	5,124	1987	5 - 40
Post House North	Jackson, TN	3,375	(13)	381	4,299	(57)	1,360	324	5,659	5,983	(1,856)	4,127	1987	5 - 40
Bradford Chase	Jackson, TN	-	(1)	523	4,711	-	908	523	5,619	6,142	(1,885)	4,257	1987	5 - 40
Woods at Post House	Jackson, TN	5,111		240	6,839	-	980	240	7,819	8,059	(2,982)	5,077	1997	5 - 40
Cedar Mill	Memphis, TN	8,199		824	8,023	-	(180)	824	7,843	8,667	(216)	8,451	1973/86	5 - 40
Eastview	Memphis, TN	11,228		700	9,646	-	2,964	700	12,610	13,310	(5,242)	8,068	1973	5 - 40
Gleneagles	Memphis, TN	-	(1)	443	3,983	-	2,388	443	6,371	6,814	(3,415)	3,399	1975	5 - 40
Greenbrook	Memphis, TN	-	(4)	2,100	24,468	25	16,300	2,125	40,768	42,893	(14,094)	28,799	1980	5 - 40
Hickory Farm	Memphis, TN	-	(1)	580	5,220	(19)	1,395	561	6,615	7,176	(2,325)	4,851	1985	5 - 40
Kirby Station	Memphis, TN	-	(1)	1,148	10,337	-	3,179	1,148	13,516	14,664	(4,613)	10,051	1978	5 - 40
Lincoln on the Green	Memphis, TN	-	(8)	1,498	20,483	-	9,167	1,498	29,650	31,148	(8,627)	22,521	1988/98	5 - 40
Park Estate	Memphis, TN	-	(4)	178	1,141	-	2,923	178	4,064	4,242	(1,773)	2,469	1974	5 - 40
Reserve at Dexter Lake	Memphis, TN	-	(5)	1,260	16,043	2,147	31,929	3,407	47,972	51,379	(4,574)	46,805	1999	5 - 40
River Trace I	Memphis, TN	-	(1)	881	7,996	-	1,517	881	9,513	10,394	(2,331)	8,063	1981	5 - 40
River Trace II	Memphis, TN	5,206		741	6,727	-	534	741	7,261	8,002	(1,680)	6,322	1985	5 - 40
Paddock Club-Murfreesboro	Murfreesboro, TN	-	(1)	915	14,774	-	143	915	14,917	15,832	(2,198)	13,634	1999	5 - 40
Brentwood Downs	Nashville, TN	-	(1)	1,193	10,739	-	1,420	1,193	12,159	13,352	(4,166)	9,186	1986	5 - 40
Grand View Nashville	Nashville, TN	-	(1)	2,963	33,552	-	884	2,963	34,436	37,399	(3,230)	34,169	2001	5 - 40
Park at Hermitage	Nashville, TN	6,780		1,524	14,800	-	2,629	1,524	17,429	18,953	(5,625)	13,328	1987	5 - 40
Northwood	Arlington, TX	6,446		886	8,278	-	(82)	886	8,196	9,082	(152)	8,930	1980	5 - 40
Balcones Woods	Austin, TX	-	(2)	1,598	14,398	-	2,923	1,598	17,321	18,919	(4,504)	14,415	1983	5 - 40
Stassney Woods	Austin, TX	4,050		1,621	7,501	-	2,719	1,621	10,220	11,841	(3,290)	8,551	1985	5 - 40
Travis Station	Austin, TX	3,585		2,282	6,169	(1)	1,711	2,281	7,880	10,161	(2,594)	7,567	1987	5 - 40
The Woods	Austin, TX	10,676		1,405	13,083	-	(135)	1,405	12,948	14,353	(249)	14,104	1977	5 - 40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2003 (17)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (18)

				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures

Celery Stalk	Dallas, TX	8,460		1,463	13,165	(1)	3,441	1,462	16,606	18,068	(5,751)	12,317	1978	5 - 40
Courtyards at Campbell	Dallas, TX	-	(2)	988	8,893	-	1,217	988	10,110	11,098	(2,081)	9,017	1986	5 - 40
Deer Run	Dallas, TX	-	(2)	1,252	11,271	-	1,463	1,252	12,734	13,986	(2,689)	11,297	1985	5 - 40
Lodge at Timberglen	Dallas, TX	4,740		825	7,422	(1)	2,582	824	10,004	10,828	(3,560)	7,268	1983	5 - 40
Jefferson Pines	Houston, TX	-	(1)	2,157	19,491	-	-	2,157	19,491	21,648	(866)	20,782	1999	5 - 40
Kenwood Club	Katy, TX	-		1,002	17,288	-	108	1,002	17,396	18,398	(2,194)	16,204	2000	5 - 40
Westborough Crossing	Katy, TX	3,958		677	6,091	(1)	1,365	676	7,456	8,132	(2,595)	5,537	1984	5 - 40
Lane at Towne Crossing	Mesquite, TX	10,783		1,311	12,254	-	(137)	1,311	12,117	13,428	(251)	13,177	1983	5 - 40
Highwood	Plano, TX	-	(4)	864	7,783	-	1,031	864	8,814	9,678	(1,944)	7,734	1983	5 - 40
Los Rios	Plano, TX	-	(2)	3,273	29,483	-	-	3,273	29,483	32,756	(497)	32,259	2000	5 - 40
Cypresswood Court	Spring, TX	3,330		577	5,190	(1)	1,313	576	6,503	7,079	(2,309)	4,770	1984	5 - 40
Green Tree Place	Woodlands, TX	3,180		539	4,850	-	1,192	539	6,042	6,581	(2,090)	4,491	1984	5 - 40
Township	Hampton, VA	10,800	(14)	1,509	8,189	-	2,866	1,509	11,055	12,564	(2,545)	10,019	1987	5 - 40

Total Completed Properties		$252,678		$136,772	$1,277,124	$5,641	$250,880	$142,413	$1,528,004	$1,670,417	$(339,704)	$1,330,713

Total Properties		$252,678		$136,772	$1,277,124	$5,641	$250,880	$142,413	$1,528,004	$1,670,417	$(339,704)	$1,330,713

Land Held for Future Developments	Various			$-	$1,366	$-	$-	$-	$1,366	$1,366	$-	$1,366	N/A	N/A
Commercial Properties	Various			300	2,769	(300)	7,939	-	10,708	10,708	(3,558)	7,150	Various	5 - 40

Total Other		$-		$300	$4,135	$(300)	$7,939	$-	$12,074	$12,074	$(3,558)	$8,516

Total Real Estate Assets		$252,678		$137,072	$1,281,259	$5,341	$258,819	$142,413	$1,540,078	$1,682,491	$(343,262)	$1,339,229

(1)

Encumbered by a $451 million FNMA facility, with an outstanding balance of $416.4 million with a variable interest rate of 1.831% on which there exists nine interest rate swap agreements totaling $275 million at an average rate of 6.180% at December 31, 2003.

(2)

Encumbered by a $160 million FNMA facility, with an outstanding balance of $139.4 million, $29.4 million of which had a variable interest rate of 2.105%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920% and $20 million with a fixed rate of 5.770% at December 31, 2003.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.
(4)

Encumbered, along with one corporate property, by a mortgage with a principal balance of $40.0 million at December 31, 2003, with a maturity of April 1, 2009 and an interest rate of 2.172% on which there is a $25 million interest rate swap agreement with a rate of 4.580%.

(5)	Encumbered by a credit line with AmSouth Bank, with no outstanding balance at December 31, 2003.
(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $14.2 million at December 31, 2003, and an average interest rate of 5.867%.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $13.0 million at December 31, 2003, and an average interest rate of 5.081%.
(8)	Encumbered by a $47.5 million mortgage with a maturity of December 15, 2004 and an interest rate of 6.040%
(9)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $8.8 million at December 31, 2003, and an average interest rate of 6.090%.
(10)	Encumbered by $7 million in bonds on which there exists a $7 million interest rate swap fixed at 3.948% and maturing on October 24, 2007.
(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.
(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap fixed at 5.287% and maturing on June 15, 2008.
(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap fixed at 5.037% and maturing on June 15, 2008.
(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap fixed at 3.948% and maturing on October 24, 2007.
(15)	$3.0 million of this bond hedged through an interest rate swap at a rate of 3.226%
(16)	$5.0 million of this bond is hedged through an interest rate swap at a rate of 3.226%
(17)

The aggregate cost for Federal income tax purposes was approximately $1,546 million at December 31, 2003. The aggregate cost for Federal income tax purposes exceeds the total gross amount of real estate assets for book purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(18)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,

Dollars in thousands	2003	2002	2001

Real estate investments:
Balance at beginning of year	$1,463,793	$1,442,675	$1,422,748
Acquisitions	200,104	33,933	-
Improvement and development	22,374	25,353	35,862
Disposition of real estate assets	(3,780)	(38,168)	(15,935)

Balance at end of year	$1,682,491	$1,463,793	$1,442,675

Accumulated depreciation:
Balance at beginning of year	$283,277	$229,913	$183,652
Depreciation	56,506	53,779	52,273
Disposition of real estate assets	(79)	(415)	(6,012)

Balance at end of year	$339,704	$283,277	$229,913

The Company’s consolidated balance sheet at December 31, 2003 includes accumulated depreciation of $3,558 in the caption “Commercial properties, net”.

See accompanying independent auditors’ report.