Form 10-Q
period 2004-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2004-05-07
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at April 23, 2004
Common Stock, $.01 par value                                  20,365,187

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003

          Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)

          Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                                   Mid-America Apartment Communities, Inc.
                                         Consolidated Balance Sheets
                              March 31, 2004 (Unaudited) and December 31, 2003
                                           (Dollars in thousands)
                                                                               March 31, 2004   December 31, 2003
                                                                              ---------------  -----------------
Assets:
Real estate assets:
      Land                                                                    $   145,540         $   142,416
      Buildings and improvements                                                1,520,670           1,481,854
      Furniture, fixtures and equipment                                            40,078              38,812
      Capital improvements in progress                                              2,043               7,335
--------------------------------------------------------------------------------------------------------------
                                                                                1,708,331           1,670,417
      Less accumulated depreciation                                              (356,309)           (339,704)
--------------------------------------------------------------------------------------------------------------
                                                                                1,352,022           1,330,713

       Land held for future development                                             1,366               1,366
       Commercial properties, net                                                   6,951               7,150
       Investment in and advances to real estate joint venture                     17,206              12,620
--------------------------------------------------------------------------------------------------------------
        Real estate assets, net                                                 1,377,545           1,351,849

Cash and cash equivalents                                                           8,300              10,152
Restricted cash                                                                     9,362              10,728
Deferred financing costs, net                                                      13,693              13,185
Other assets                                                                       10,156              14,857
Goodwill, net                                                                       5,762               5,762
--------------------------------------------------------------------------------------------------------------
        Total assets                                                          $ 1,424,818         $ 1,406,533
==============================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                           $   979,495         $   951,941
      Accounts payable                                                              1,736               1,696
      Accrued expenses and other liabilities                                       52,950              54,547
      Security deposits                                                             5,181               5,036
--------------------------------------------------------------------------------------------------------------
        Total liabilities                                                       1,039,362           1,013,220

Minority interest                                                                  30,749              32,019

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $176,862,500 or $25 per share liquidation preference:
        9.25% Series F Cumulative Redeemable Preferred Stock,
        474,500 shares authorized, 474,500 shares issued and outstanding                5                   5
        8.625% Series G Cumulative Redeemable Preferred Stock,
        400,000 shares authorized, 400,000 shares issued and outstanding                4                   4
        8.30% Series H Cumulative Redeemable Preferred Stock,
        6,200,000 shares authorized, 6,200,000 shares issued and outstanding           62                  62
      Common stock, $.01 par value per share, 50,000,000 shares authorized;
        20,353,652 and 20,031,614 shares issued and outstanding at
        March 31, 2004 and December 31, 2003, respectively                            204                 200
      Additional paid-in capital                                                  630,672             622,406
      Other                                                                        (3,633)             (3,711)
      Accumulated distributions in excess of net income                          (242,598)           (232,224)
      Accumulated other comprehensive loss                                        (30,009)            (25,448)
--------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                354,707             361,294
--------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $ 1,424,818         $ 1,406,533
==============================================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
                   Three months ended March 31, 2004 and 2003

                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                             2004           2003
                                                                       ---------------   ----------
Revenues:
      Rental revenues                                                     $ 63,744        $ 55,249
      Other property revenues                                                2,456           2,049
---------------------------------------------------------------------------------------------------
      Total property revenues                                               66,200          57,298
      Interest and other non-property income                                   143             229
      Management and fee income, net                                           145             248
---------------------------------------------------------------------------------------------------
      Total revenues                                                        66,488          57,775
---------------------------------------------------------------------------------------------------
Property operating expenses:
      Personnel                                                              7,744           6,426
      Building repairs and maintenance                                       2,138           1,772
      Real estate taxes and insurance                                        9,098           7,799
      Utilities                                                              3,605           2,844
      Landscaping                                                            1,773           1,525
      Other operating                                                        3,109           2,692
      Depreciation                                                          17,233          13,875
---------------------------------------------------------------------------------------------------
                                                                            44,700          36,933
Property management expenses                                                 2,553           2,261
General and administrative expenses                                          2,371           1,826
---------------------------------------------------------------------------------------------------
Income from continuing operations before non-operating items                16,864          16,755
Interest expense                                                           (12,595)        (11,635)
Gain on debt extinguishment                                                     82               -
Amortization of deferred financing costs                                      (463)           (624)
Minority interest in operating partnership income                             (420)           (133)
Loss from investments in unconsolidated entities                               (41)           (125)
Net gain on insurance settlement proceeds                                    1,628              79
---------------------------------------------------------------------------------------------------
Income from continuing operations                                            5,055           4,317
Discontinued operations:
      Property operations                                                        -               9
---------------------------------------------------------------------------------------------------
Net income                                                                   5,055           4,326
Preferred dividend distribution                                              3,706           3,925
---------------------------------------------------------------------------------------------------
Net income available for common shareholders                              $  1,349        $    401
===================================================================================================

Net income available per common share:
  Basic (in thousands):
      Weighted average common shares outstanding                            20,038          17,752

      Net income available per common share - Basic                       $   0.07        $   0.02

  Diluted (in thousands):
      Weighted average common shares outstanding                            20,038          17,752
      Effect of dilutive stock options                                         327             169
---------------------------------------------------------------------------------------------------
      Weighted average dilutive common shares outstanding                   20,365          17,921
===================================================================================================

      Net income available per common share - Diluted                     $   0.07        $   0.02

   See accompanying notes to consolidated financial statements.

                                          MID-AMERICA APARTMENT COMMUNITIES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Three months ended March 31, 2004 and 2003
                                                  (Dollars in thousands)

                                                                                                 Three months ended
                                                                                        ------------------------------------
                                                                                         March 31, 2004       March 31, 2003
                                                                                        ------------------   ---------------
Cash flows from operating activities:
      Net income                                                                              $  5,055            $   4,326
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                      17,696               14,539
             Amortization of unearned stock compensation                                           132                   93
             Amortization of debt premium                                                         (770)                   -
             Equity in loss of real estate joint venture                                            41                  125
             Minority interest in operating partnership income                                     420                  133
             Gain on debt extinguishment                                                           (82)                   -
             Net gain on insurance settlement proceeds and dispositions of assets               (1,628)                 (79)
             Changes in assets and liabilities:
                 Restricted cash                                                                 1,366                  717
                 Other assets                                                                    4,585                  983
                 Accounts payable                                                                   40                  573
                 Accrued expenses and other                                                     (6,125)              (5,486)
                 Security deposits                                                                 145                  (44)
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                          20,875               15,880
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Purchases of real estate and other assets                                         (31,255)             (19,020)
             Improvements to existing real estate assets                                        (7,024)              (3,747)
             Distributions from real estate joint venture                                          288                  125
             Contributions to real estate joint ventures                                        (4,915)              (2,488)
             Proceeds from insurance settlements and disposition of real estate assets           2,330                  295
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                             (40,576)             (24,835)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net change in credit lines                                                         61,589              170,399
             Proceeds from notes payable                                                        22,100                    -
             Principal payments on notes payable                                               (55,966)            (148,326)
             Payment of deferred financing costs                                                  (971)              (2,676)
             Proceeds from issuances of common shares and units                                  7,901                  692
             Distributions to unitholders                                                       (1,561)              (1,601)
             Dividends paid on common shares                                                   (11,537)             (10,443)
             Dividends paid on preferred shares                                                 (3,706)              (3,925)
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                          17,849                4,120
----------------------------------------------------------------------------------------------------------------------------
             Net decrease in cash and cash equivalents                                          (1,852)              (4,835)
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                  10,152               10,594
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                      $  8,300            $   5,759
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                              $ 13,317            $  12,171
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units to common shares                                                       $    121            $      31
   Issuance of restricted common shares                                                       $     54            $     175
   Marked-to-market adjustment on derivative instruments                                      $ (4,561)           $  (1,427)

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                       March 31, 2004 and 2003 (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2003, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

                                                             Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                                2004            2003
                                                        -------------   -------------
Net income available for
     common shareholders                                     $ 1,349         $   401
Add:  Stock-based employee
     compensation expense included
     in reported net income                                        -               -
Less:  Stock-based employee
     compensation expense determined
     under fair value method of accounting                        73              29
                                                        -------------   -------------
Pro forma net income available for
     common shareholders                                     $ 1,276         $   372
                                                        =============   =============

Average common shares outstanding - Basic                     20,038          17,752
Average common shares outstanding - Diluted                   20,365          17,921

Net income available per common share:
     Basic as reported                                       $  0.07         $  0.02
     Basic pro forma                                         $  0.06         $  0.02
     Diluted as reported                                     $  0.07         $  0.02
     Diluted pro forma                                       $  0.06         $  0.02

Assumptions:
     Risk free interest rate                                   3.36%           3.06%
     Expected life - Years                                       6.3             6.2
     Expected volatility                                      15.56%          10.25%
     Expected dividends                                        6.30%           9.87%

RECLASSIFICATION

Certain  prior  year  amounts  have  been   reclassified   to  conform  to  2004
presentation. The reclassifications had no effect on net income available for common shareholders.

2.       REAL ESTATE ACQUISITIONS

On January 15, 2004, the Company established a second joint venture with Crow Holdings, Mid-America CH/Realty II LP ("CH/Realty II") which acquired the Verandas at Timberglen apartments, a 522-unit community in Dallas, Texas. The Company retains a 33.33% ownership interest in CH/Realty II and is paid a management fee of 4% of revenues from the Verandas at Timberglen apartments owned by the joint venture.

On January 23, 2004, the Company acquired the Monthaven Park Apartments, a 456-unit community located in Hendersonville, Tennessee and assumed $22.1 million of debt.

3.       SHARE AND UNIT INFORMATION

At March 31, 2004, 20,353,652 common shares and 2,671,232 operating partnership units were outstanding, a total of 23,024,884 shares and units. Additionally, the Company had outstanding options for 732,021 shares of common stock at March 31, 2004, of which 503,247 were anti-dilutive. At March 31, 2003, 17,882,032 common shares and 2,734,026 operating partnership units were outstanding, a total of 20,616,058 shares and units. Additionally, the Company had outstanding options for 1,397,974 shares of common stock at March 31, 2003, of which 1,341,683 were anti-dilutive.

4.       SEGMENT INFORMATION

At March 31, 2004, the Company owned or had an ownership interest in 129 multifamily apartment communities, including the apartment communities owned by the Company's joint ventures, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

                                                                         Three months
                                                                        ended March 31,
                                                                   -------------------------
                                                                          2004         2003
                                                                   ------------ ------------
Multifamily rental revenues                                           $ 67,264     $ 61,232
Other multifamily revenues                                               2,563        2,303
                                                                   ------------ ------------
    Segment revenues                                                    69,827       63,535

Reconciling items to consolidated revenues:
   Joint venture revenues                                               (3,627)      (6,237)
   Interest and other non-property income                                  143          229
   Management and fee income, net                                          145          248
                                                                   ------------ ------------
       Total revenues                                                 $ 66,488     $ 57,775
                                                                   ============ ============

Multifamily net operating income                                      $ 40,679     $ 37,513
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                   (1,946)      (3,273)
   Interest and other non-property income                                  143          229
   Management and fee income, net                                          145          248
   Depreciation and amortization                                       (17,233)     (13,875)
   Property management expenses                                         (2,553)      (2,261)
   General and administrative expenses                                  (2,371)      (1,826)
   Interest expense                                                    (12,595)     (11,635)
   Gain on debt extinguishment                                              82            -
   Amortization of deferred financing costs                               (463)        (624)
   Minority interest in operating partnership income                      (420)        (133)
   Loss from investments in unconsolidated entities                        (41)        (125)
   Net gain on insurance settlement proceeds                             1,628           79
   Discontinued operations:
       Property operations                                                   -            9
   Preferred dividend distribution                                      (3,706)      (3,925)
                                                                   ------------ ------------
       Net income available for common shareholders                   $  1,349     $    401
                                                                   ============ ============

                                                                         March 31, 2004        December 31, 2003
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,830,082              $ 1,747,154
Accumulated depreciation - multifamily assets                                  (361,930)                (343,968)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,468,152                1,403,186

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                           (116,130)                 (72,473)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     6,951                    7,150
   Investment in and advances to real estate joint venture                       17,206                   12,620
   Cash and restricted cash                                                      17,662                   20,880
   Other assets, net                                                             29,611                   33,804
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,424,818              $ 1,406,533
                                                                 =======================  =======================

5.       DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with the Company's variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The Company also has a forward interest rate swap that goes into effect April 1, 2004, which has been designated as a cash flow hedge against current borrowings.

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

All of the Company's derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three months ended March 31, 2004 and 2003, the ineffective portion of the hedging transactions was not significant.

6.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income and its components for the three months ended March 31, 2004 and 2003 were as follows (dollars in thousands):

                                                   Three months
                                                  ended March 31,
                                         ------------------------------------
                                                     2004               2003
                                         ----------------- ------------------
Net income                                        $ 5,055            $ 4,326
Marked-to-market adjustment
    on derivative instruments                      (4,561)            (1,427)
                                         ----------------- ------------------
Total comprehensive income                        $   494            $ 2,899
                                         ================= ==================

7.       NET GAIN ON INSURANCE SETTLEMENT PROCEEDS

The Company had a net gain on insurance settlement proceeds of $1.6 million in the first quarter of 2004 related to insurance settlement proceeds for fires at two of the Company's communities. $1.1 million was related to a fire at the Post House Jackson apartments in January of 2003 while the remaining $0.5 million was related to a fire at the Pear Orchard apartments in February 2002. The Company does not expect to receive any further insurance settlements related to these fires.

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

Impairment of long-lived assets and goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The Company evaluates its goodwill for impairment on an annual basis in the Company's fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

Fair value of derivative financial instruments

The Company utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with the Company's variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments.

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. The Company performs ineffectiveness tests using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the hedges are recorded to accumulated other comprehensive income.

While the Company's calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the cash flows of the hedging instruments and the underlying hedged item are measured by the Company before entering into the hedging relationship and have been highly related.

OVERVIEW OF THE THREE MONTHS ENDED MARCH 31, 2004

The Company's operating results for the first three months of 2004 benefited from improved occupancy rates experienced by the Company's same store portfolio. The Company also benefited from acquisitions made throughout 2003 and 2004.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2004. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the properties owned by its 33.33% unconsolidated joint ventures, at March 31, 2004 was 36,712 in 129 communities compared to 34,507 units in 125 communities owned at March 31, 2003. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up was $667 at March 31, 2004 compared to $660 at March 31, 2003. Occupancy for these same apartment units at March 31, 2004 and 2003 was 93.0% and 91.7%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

Property revenues for the three months ended March 31, 2004, increased by approximately $8,902,000 from the three months ended March 31, 2003, due to (i) a $4,792,000 increase in property revenues from the properties acquired in the purchase of the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC in 2003 (the "BreMaac Buyout"), (ii) a $2,664,000 increase in property revenues from the acquisitions of the Legacy Pines, Los Rios Park and Lighthouse Court apartments in 2003 (the "2003 Acquisitions"), (iii) a $997,000 increase in property revenues from the communities held throughout both periods, (iv) a $777,000 increase in property revenues from the acquisition of Monthaven Park apartments in 2004 (the "2004 Acquisition"), and (v) a $59,000 increase in property revenues from the communities in lease-up in the first quarter of 2003 (the "Communities in Lease-up"). These increase were partially offset by a decrease in property revenues of $387,000 due to the transfer of the Seasons of Green Oaks to one of the Company's joint ventures with Crow Holdings in 2003 (the "Green Oaks Transfer").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2004, increased by approximately $4,409,000 from the three months ended March 31, 2003, due primarily to increases of property operating expenses of (i) $2,225,000 from the BreMaac Buyout, (ii) $1,303,000 from the 2003 Acquisitions, (iii) $792,000 from communities held throughout both periods, and (iv) $326,000 from 2004 Acquisition. These increases were partially offset by decreases in property operating expenses of (i) $199,000 from the Green Oaks Transfer, and (ii) $38,000 from the Communities in Lease-up.

Depreciation expense increased by approximately $3,358,000 primarily due to the increases of depreciation expense of (i) $1,442,000 from 2003 Acquisitions, (ii) $1,422,000 from the BreMaac Buyout, (iii) $269,000 from the communities held throughout both periods, and (iv) $246,000 from the 2004 Acquisition. These increases were partially offset by a decrease to depreciation expense of $21,000 from the Communities in Lease-up.

Property management expenses increased by approximately $292,000 from the first quarter of 2003 to the first quarter of 2004 mainly due to increased personnel expense related to property acquisitions. General and administrative expenses increased by approximately $545,000 over this same period partially related to expenses associated with the implementation of new property management software, expenses resulting from new regulatory requirements and expenses related to the settlement of litigation.

Interest expense for the three months ended March 31, 2004, increased by approximately $960,000 from the same period in 2003. This increase was due to the increase in debt balances from approximately $826,000,000 at March 31, 2003 to approximately $979,000,000 at March 31, 2004.

FUNDS FROM OPERATIONS AND NET INCOME

Funds from operations ("FFO") represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or "GAAP") excluding extraordinary items, minority interest in Operating Partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance settlements from property damage.

The  Company's  policy  is to  expense  the  cost of  interior  painting,  vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company's operating performance in that such calculation excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income for the three months ended March 31, 2004 and 2003 (dollars and shares in thousands):

                                                                   Three months
                                                                  ended March 31,
                                                           ----------------------------
                                                               2004           2003
                                                           -------------  -------------
Net income                                                     $  5,055       $  4,326
Depreciation real estate assets                                  16,899         13,531
Net gain on insurance settlement proceeds                        (1,628)           (79)
Depreciation real estate assets of discontinued
    operations                                                        -             39
Depreciation real estate assets of unconsolidated
    entities                                                        451            499
Preferred dividend distribution                                  (3,706)        (3,925)
Minority interest in operating partnership income                   420            133
                                                           -------------  -------------
Funds from operations                                          $ 17,491       $ 14,524
                                                           =============  =============

Weighted average shares and units:
  Basic                                                          22,717         20,487
  Diluted                                                        23,044         20,657

Net income and FFO increased for the three months ended March 31, 2004 from the same period in 2003 mainly as acquisitions and favorable occupancy rates boosted results from operations.

TRENDS

Property performance over the past two years has been pressured by an imbalance between supply and demand for apartment units in many of the Company's markets. The economic downturn and the related low interest rate environment have combined to contribute to a temporary decline in demand for apartment units, while allowing delivery levels of newly constructed apartment units to remain consistent with historical averages.

The recent economic environment has impacted demand in two main ways: 1) producing lower job growth, which reduced the number of potential renters in most of the Company's markets, and 2) producing lower interest rates which has increased the affordability of single family housing, prompting more renters to purchase homes.

On the supply side, the declining interest rates have provided an incentive to developers to construct new apartment units in many of the Company's markets, especially in the larger metropolitan markets. Delivery of these new units during this period of weakened apartment demand has increased competition, adding pressure to apartment occupancy levels and pricing in a number of the Company's markets.

As part of its strategy to create continued stable and growing performance, the Company maintains a portfolio of properties diversified across large metropolitan markets, mid-sized markets, and smaller tier markets, as defined by population levels. During the economic downturn, the Company's smaller-tier and mid-sized markets produced more stable performance, while its larger metropolitan markets proved more susceptible to declining job formation and apartment supply imbalances.

The Company is beginning to see indications of stronger job growth in many of its markets, which could indicate an improvement in the general economic environment. As (and if) the economic environment improves, the Company expects to see more household formations and increasing interest rates, which should combine to increase the number of apartment renters.

The Company expects that this increase in demand will generate stronger property performance across the Company's portfolio. The Company's large-tier markets, which have been under the most pressure during the economic downturn, should begin to absorb the oversupply of new apartment units and return to historical occupancy and pricing levels, while the Company's smaller-tier and mid-sized markets would benefit from improving market fundamentals which support continued stable growth.

Over the long term, general demographic trends are expected to favor apartment owners, as immigration growth, combined with the increasing demand for rental housing from the "echo boomers" (children of the "baby boomers") is expected to produce more apartment renters over the next ten years. The Company believes its portfolio location throughout the Southeast and South central regions of the country position it well to take advantage of these improving demographic trends.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to approximately $20.9 million for the first three months of 2004 from $15.9 million for the first three months of 2003.

Net cash used in investing activities increased during the first three months of 2004 from the first three months of 2003 to approximately $40.6 million from $24.8 million mainly related to the purchase of the Monthaven Park apartments.

Capital improvements to existing properties during the first three months of 2004 and 2003 totaled approximately $7.0 million and $3.7 million, respectively. Actual capital expenditures are summarized below (dollars in thousands):


                                                                  March 31, 2004           March 31, 2003
                                                                ----------------          ----------------

Recurring capital expenditures at existing properties                $  2,588                 $  2,493
Revenue enhancing capital expenditures at existing properties           4,402                    1,180
Corporate/commercial capital improvements                                  34                       74
                                                                ----------------          ----------------
                                                                     $  7,024                 $  3,747
                                                                ================          ================

Net cash provided by financing activities was approximately $17.8 million for the first three months ended March 31, 2004 compared to $4.1 million during the same period in 2003. During the first three months of 2004 the Company increased its borrowings under its credit lines by approximately $61.6 million to accommodate refinancing activities. In the first three months of 2003 the Company increased its credit lines by approximately $170.4 million also to accommodate refinancing activities. The Company made principal payments on notes payable of approximately $56.0 million in the first three months of 2004 compared to payments of approximately $148.3 million for the same period in 2003. New deferred financing costs decreased to $1.0 million for the first three months of 2004 compared to $2.7 million for the same period in 2003. The Company received proceeds from issuances of common shares and units of $7.9 million in the first three months of 2004 compared to $0.7 million for the same period in 2003 as the Company's stock price in 2004 prompted the exercise of a higher than historical number of options.

In the first three months of 2004, the Company refinanced $2.3 million of bonds using its secured credit facility with a group of banks led by AmSouth Bank. The Company refinanced an additional $14.3 million of bonds using its tax-free bond facility, credit enhanced by the Federal National Mortgage Association ("FNMA") (the "Tax-Free Bond Facility"). The Company also refinanced six of the properties it acquired through its partnership buyout of Bre/Maac Associates, LLC in 2003 using a renegotiated secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae (the "FNMA Facility").

The FNMA Facility has a line limit of $850 million, $641 million of which was available to borrow following the refinancing of the properties previously owned by Bre/Maac Associates, LLC. Various traunches of the facility mature from 2010 through 2014. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.07%, plus a credit enhancement fee of 0.60%, 0.67% or 0.72%, based on the outstanding borrowings.

At March 31, 2004, the FNMA Facility had an outstanding balance of $597.9 million, with available unused borrowing capacity of $43 million. Excluding the effect of interest rate swaps, the average variable interest rate at March 31, 2004 was 1.8% on variable rate borrowings of $488 million under the FNMA Facility. Fixed rate borrowings under the FNMA Facility totaled $110 million at March 31, 2004, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

The Company's Tax-Free Bond Facility has a borrowing limit of $100 million maturing in 2034. At March 31, 2004, the available borrowing base and amount outstanding on the Tax-Free Bond Facility was $81.6 million.

At March 31, 2004, the Company had an outstanding balance of $20 million on its loan with Compass Bank at a variable interest rate of 1.6%.

The Company has a $40 million secured credit facility with a group of banks led by AmSouth Bank. At March 31, 2004, the outstanding balance under this facility was $7.7 million and the available borrowing base was $13.5 million. There was also $10.5 million of letters of credit issued under this facility at March 31, 2004.

At March 31, 2004, the Company had a promissory note with Union Planters National Bank ("Union Planters") for $40 million at a variable rate of 2.1%.

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

At March 31, 2004, the Company also had a total of $171.3 million of individual conventional fixed rate debt at an average interest rate of 7.0%, a total of $56.2 million of individual tax-exempt fixed rate debt at an average interest rate of 5.9% and $4.8 million of tax-exempt variable rate bonds at an interest rate of 2.0%.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has nine interest rate swaps designated as cash flow hedges on its FNMA Facility. These swaps have a total notional balance of $275 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 5.6%. The swaps have expirations between 2005 and 2010, and have to date proven to be highly effective hedges. The Company also has a forward interest rate swap with a notional balance of $40 million that goes into effect April 1, 2004, with a variable leg based on three-month LIBOR and a fixed leg of 4.9% which has been designated as a cash flow hedge against current borrowings with the FNMA Facility. This swap matures in 2010. Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods on $315 million of variable rate borrowings issued through the FNMA Facility, leaving only $173 million of the FNMA Facility on which the interest rate has not been fixed or hedged. Additionally, the Company has seven interest rate swaps designated as cash flow hedges against the Tax-Free Bond Facility. These swaps have a total notional amount of $53.0 million which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 3.2%. These swaps expire in 2007, 2008 and 2009, and have to date proven to be highly effective hedges.

The Company also has an interest rate swap designated as a cash flow hedge against the Union Planters note. This swap has a notional balance of $25 million with a variable leg based on three-month LIBOR, and a fixed leg with a rate of 4.0%. The swap expires in 2009 and to date has proven to be a highly effective hedge.

The Company has also entered into three interest rate cap agreements with a total notional amount of $22.6 million. These interest rate cap agreements all have a strike rate of 6% as indexed on the BMA Municipal Swap Index or three-month LIBOR and mature from 2007 through 2009.

The weighted average interest rate and the weighted average maturity at March 31, 2004, for the $979.5 million of debt outstanding were 5.0% and 11.2 years, compared to 5.0% and 12.4 years on $826 million of debt outstanding at March 31, 2003.

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $680 million of the Company's debt. The interest rate market for FNMA Discount Mortgage Backed Securities ("DMBS"), which in the Company's experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

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

For the three months ended March 31, 2004, the Company's net cash provided by operating activities was approximately $3.0 million short of funding improvements to existing real estate assets, distributions to unitholders, dividends paid on common shares and dividends paid on preferred shares. This compared to a shortfall of approximately $3.8 million for the same period in 2003. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant deterioration in operations could result in the Company's financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

At March 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company's 2003 Annual Report on Form 10-K.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN46R"). FIN46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003, and addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and how, accordingly, it should consolidate the entity. The Company was required to comply with the requirements of FIN46R effective March 31, 2004. The adoption of FIN46R had no impact on the Company's consolidated financial condition or results of operations taken as a whole.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated rental concessions, planned asset dispositions, disposition pricing, and planned acquisition and developments. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including a continued downturn in general economic conditions or the capital markets, competitive factors including overbuilding or other supply/demand imbalances in some or all of our markets, changes in interest rates, and other items that are difficult to control such as insurance rates, increases in real estate taxes, and other general risks inherent in the apartment business. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company's market risk as disclosed in the 2003 Annual Report on Form 10-K except for changes as discussed in the Liquidity and Capital resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company also has an investment in two unconsolidated entities which are not under its control. Consequently, the Company's disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or that are reasonably likely to affect, the registrant's internal control over financial reporting.

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

     Exhibit No

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)  Reports on Form 8-K

    Form  Event Reported                              Date of Report  Date Filed
    8-K   Taxable composition of 2003 distributions       1-22-2004    1-23-2004
    8-K   Acquisitions of Jefferson at Timberglen and
           Monthaven Park apartments                      1-26-2004    1-26-2004
    8-K   Institutional investor update                   1-28-2004    1-28-2004
    8-K   Financial statements of business acquired -
           Bre/Maac Associates, LLC                        2-3-2004     2-3-2004
    8-K   Update of Items. 6, 7 and 8 of the 10-K for
           discontinued operations - Crossings apartments  2-3-2004     2-3-2004
    8-K   4Q03 earnings release                           2-12-2004    2-13-2004

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  May 4, 2004                  /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)