Form 10-Q
period 2004-08-05
MID AMERICA APARTMENT COMMUNITIES INC
filed 2004-08-05
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at July 23, 2004
Common Stock, $.01 par value                                  20,396,406

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003

          Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited)

          Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                                   Mid-America Apartment Communities, Inc.
                                         Consolidated Balance Sheets
                               June 30, 2004 (Unaudited) and December 31, 2003
                                           (Dollars in thousands)

                                                                           June 30, 2004     December 31, 2003
                                                                         -----------------  ------------------
Assets:
Real estate assets:
      Land                                                                    $   147,093         $   142,416
      Buildings and improvements                                                1,537,862           1,481,854
      Furniture, fixtures and equipment                                            40,691              38,812
      Capital improvements in progress                                              5,776               7,335
--------------------------------------------------------------------------------------------------------------
                                                                                1,731,422           1,670,417
      Less accumulated depreciation                                              (372,631)           (339,704)
--------------------------------------------------------------------------------------------------------------
                                                                                1,358,791           1,330,713

       Land held for future development                                             1,366               1,366
       Commercial properties, net                                                   7,735               7,150
       Investment in and advances to real estate joint venture                     17,084              12,620
--------------------------------------------------------------------------------------------------------------
        Real estate assets, net                                                 1,384,976           1,351,849

Cash and cash equivalents                                                          38,907              10,152
Restricted cash                                                                     6,565              10,728
Deferred financing costs, net                                                      15,198              13,185
Other assets                                                                        7,397              14,857
Goodwill, net                                                                       5,762               5,762
--------------------------------------------------------------------------------------------------------------
        Total assets                                                          $ 1,458,805         $ 1,406,533
==============================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                           $ 1,017,578         $   951,941
      Accounts payable                                                              1,658               1,696
      Accrued expenses and other liabilities                                       42,187              54,547
      Security deposits                                                             5,207               5,036
--------------------------------------------------------------------------------------------------------------
        Total liabilities                                                       1,066,630           1,013,220

Minority interest                                                                  29,721              32,019

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $176,862,500 or $25 per share liquidation preference:
        9.25% Series F Cumulative Redeemable Preferred Stock,
        3,000,000 shares authorized, 474,500 shares issued and outstanding              5                   5
        8.625% Series G Cumulative Redeemable Preferred Stock,
        400,000 shares authorized, 400,000 shares issued and outstanding                4                   4
        8.30% Series H Cumulative Redeemable Preferred Stock,
        6,200,000 shares authorized, 6,200,000 shares issued and outstanding           62                  62
      Common stock, $.01 par value per share, 50,000,000 shares authorized;
        20,385,306 and 20,031,614 shares issued and outstanding at
        June 30, 2004 and December 31, 2003, respectively                             204                 200
      Additional paid-in capital                                                  631,537             622,406
      Other                                                                        (2,976)             (3,711)
      Accumulated distributions in excess of net income                          (253,224)           (232,224)
      Accumulated other comprehensive loss                                        (13,158)            (25,448)
--------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                362,454             361,294
--------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $ 1,458,805         $ 1,406,533
==============================================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
                Three and six months ended June 30, 2004 and 2003

                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          Three months ended             Six months ended
                                                                               June 30,                      June 30,
                                                                      ---------------------------  ---------------------------
                                                                           2004          2003           2004          2003
                                                                      ------------- -------------  ------------- -------------
Operating revenues:
      Rental revenues                                                    $ 64,136      $ 56,048       $ 127,880     $ 111,297
      Other property revenues                                               2,591         1,769           5,047         3,818
------------------------------------------------------------------------------------------------------------------------------
      Total property revenues                                              66,727        57,817         132,927       115,115
      Management and fee income, net                                          149           266             294           514
------------------------------------------------------------------------------------------------------------------------------
      Total operating revenues                                             66,876        58,083         133,221       115,629
------------------------------------------------------------------------------------------------------------------------------
Property operating expenses:
      Personnel                                                             7,932         6,672          15,676        13,098
      Building repairs and maintenance                                      2,369         2,131           4,507         3,903
      Real estate taxes and insurance                                       8,919         7,895          18,017        15,694
      Utilities                                                             3,359         2,728           6,964         5,572
      Landscaping                                                           1,835         1,603           3,608         3,128
      Other operating                                                       3,210         2,733           6,319         5,425
      Depreciation                                                         17,098        13,983          34,331        27,858
------------------------------------------------------------------------------------------------------------------------------
      Total property operating expenses                                    44,722        37,745          89,422        74,678
Property management expenses                                                3,014         2,290           5,567         4,551
General and administrative expenses                                         2,515         1,774           4,886         3,600
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before non-operating items               16,625        16,274          33,346        32,800
Interest and other non-property income                                        136           234             279           463
Interest expense                                                          (12,191)      (10,772)        (24,786)      (22,407)
Loss on debt extinguishment                                                  (359)         (205)           (277)         (205)
Amortization of deferred financing costs                                     (406)         (504)           (869)       (1,128)
Minority interest in operating partnership income                            (534)         (206)           (954)         (339)
Loss from investments in unconsolidated entities                              (33)         (183)            (74)         (308)
Net gain on insurance and other settlement proceeds                         1,754           528           3,382           607
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           4,992         5,166          10,047         9,483
Discontinued operations:
      Property operations                                                       -           (61)              -           (52)
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  4,992         5,105          10,047         9,431
Preferred dividend distribution                                             3,706         3,925           7,412         7,850
------------------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders                             $  1,286      $  1,180       $   2,635     $   1,581
==============================================================================================================================

Weighted average shares outstanding (in thousands):
      Basic                                                                20,275        17,824          20,157        17,788
      Effect of dilutive stock options                                        310           223             318           196
------------------------------------------------------------------------------------------------------------------------------
      Diluted                                                              20,585        18,047          20,475        17,984
==============================================================================================================================

Net income available for common shareholders                             $  1,286      $  1,180       $   2,635     $   1,581
Discontinued property operations                                                -            61               -            52
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations available for common shareholders      $  1,286      $  1,241       $   2,635     $   1,633
==============================================================================================================================

Earnings per share (basic):
      Income from continuing operations
          available for common shareholders                              $   0.06      $   0.07       $    0.13     $    0.09
      Discontinued property operations                                          -             -               -             -
------------------------------------------------------------------------------------------------------------------------------
      Net income available for common shareholders                       $   0.06      $   0.07       $    0.13     $    0.09
==============================================================================================================================

Earnings per share (diluted):
      Income from continuing operations
          available for common shareholders                              $   0.06      $   0.07       $    0.13     $    0.09
      Discontinued property operations                                          -             -               -             -
------------------------------------------------------------------------------------------------------------------------------
      Net income available for common shareholders                       $   0.06      $   0.07       $    0.13     $    0.09
==============================================================================================================================

          See accompanying notes to consolidated financial statements.

                     MID-AMERICA APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                                                                  Six months ended
                                                                                         -----------------------------------
                                                                                          June 30, 2004       June 30, 2003
                                                                                         -----------------  ----------------
Cash flows from operating activities:
      Net income                                                                             $  10,047            $   9,431
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                      35,200               29,066
             Amortization of unearned stock compensation                                           844                  373
             Amortization of debt premium                                                       (1,128)                   -
             Equity in loss of real estate joint venture                                            74                  308
             Minority interest in operating partnership income                                     954                  339
             Loss on debt extinguishment                                                           277                  205
             Net gain on insurance and other settlement proceeds                                (3,382)                (607)
             Changes in assets and liabilities:
                 Restricted cash                                                                 4,163                  318
                 Other assets                                                                    7,573                2,515
                 Accounts payable                                                                  (38)               2,926
                 Accrued expenses and other                                                        444                  697
                 Security deposits                                                                 171                  (61)
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                          55,199               45,510
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Purchases of real estate and other assets                                         (47,041)             (40,627)
             Improvements to existing real estate assets                                       (16,873)              (9,785)
             Distributions from real estate joint venture                                          684                  308
             Contributions to real estate joint ventures                                        (5,222)              (4,725)
             Proceeds from disposition of real estate assets                                     4,358               20,303
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                             (64,094)             (34,526)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Net change in credit lines                                                        100,900              175,399
             Proceeds from notes payable                                                        70,804               14,728
             Principal payments on notes payable                                              (105,817)            (160,823)
             Payment of deferred financing costs                                                (2,964)              (4,002)
             Proceeds from issuances of common shares and units                                  8,520                2,848
             Distributions to unitholders                                                       (3,116)              (3,201)
             Dividends paid on common shares                                                   (23,265)             (20,910)
             Dividends paid on preferred shares                                                 (7,412)              (7,850)
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                                37,650               (3,811)
----------------------------------------------------------------------------------------------------------------------------
             Net increase in cash and cash equivalents                                          28,755                7,173
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                  10,152               10,594
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $  38,907            $  17,767
============================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                             $  26,188            $  22,731
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units to common shares                                                      $     121            $      31
   Issuance of restricted common shares                                                      $     109            $     282
   Marked-to-market adjustment on derivative instruments                                     $  12,290            $  (6,442)

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2004 and 2003 (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2003, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

STOCK BASED COMPENSATION

Upon shareholder approval at the May 24, 2004 Annual Meeting of Shareholders, the Company adopted the 2004 Stock Plan to provide incentives to attract and retain independent directors, executive officers and key employees. This plan replaced the 1994 Restricted Stock and Stock Option Plan under which no further awards may be granted as of January 31, 2004.

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

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which grants were issued (dollars and shares in thousands, except per share data):

                                                             Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                        -----------------------------   ----------------------------
                                                                2004            2003            2004           2003
                                                        -------------   -------------   -------------   ------------
Net income                                                   $ 4,992         $ 5,105         $10,047        $ 9,431
Preferred dividend distribution                                3,706           3,925           7,412          7,850
                                                        -------------   -------------   -------------   ------------
Net income available for
     common shareholders                                       1,286           1,180           2,635          1,581
Add:  Stock-based employee
     compensation expense included
     in reported net income                                        -               -               -              -
Less:  Stock-based employee
     compensation expense determined
     under fair value method of accounting                        33              55              77            115
                                                        -------------   -------------   -------------   ------------
Pro forma net income available for
     common shareholders                                     $ 1,253         $ 1,125         $ 2,558        $ 1,466
                                                        =============   =============   =============   ============

Average common shares outstanding - Basic                     20,275          17,824          20,157         17,788
Average common shares outstanding - Diluted                   20,585          18,047          20,475         17,984

Net income available per common share:
     Basic as reported                                       $  0.06         $  0.07         $  0.13        $  0.09
     Basic pro forma                                         $  0.06         $  0.06         $  0.13        $  0.08
     Diluted as reported                                     $  0.06         $  0.07         $  0.13        $  0.09
     Diluted pro forma                                       $  0.06         $  0.06         $  0.12        $  0.08

Assumptions:(1)
     Risk free interest rate                                     N/A             N/A             N/A            N/A
     Expected life - Years                                       N/A             N/A             N/A            N/A
     Expected volatility                                         N/A             N/A             N/A            N/A
     Expected dividends                                          N/A             N/A             N/A            N/A

(1)  No grants were issued in the periods shown.


RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to 2004 presentation. The reclassifications had no effect on net income available for common shareholders.

2.   REAL ESTATE ACQUISITIONS

On June 15, 2004, the Company acquired the Watermark apartments, a 240-unit community located in Roanoke, Texas, a Dallas/Ft. Worth metroplex sub-market.

3.   SHARE AND UNIT INFORMATION

At June 30, 2004, 20,385,306 common shares and 2,671,232 operating partnership units were outstanding, a total of 23,056,538 shares and units. Additionally, the Company had outstanding options for 711,821 shares of common stock at June 30, 2004, of which 499,582 were anti-dilutive. At June 30, 2003, 17,985,134 common shares and 2,734,026 operating partnership units were outstanding, a total of 20,719,160 shares and units. Additionally, the Company had outstanding options for 1,301,955 shares of common stock at June 30, 2003, of which 1,192,019 were anti-dilutive.

4.   SEGMENT INFORMATION

At June 30, 2004, the Company owned or had an ownership interest in 130 multifamily apartment communities, including the apartment communities owned by the Company's joint ventures, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

                                                                          Three months                Six months
                                                                         ended June 30,             ended June 30,
                                                                   -------------------------  --------------------------
                                                                          2004         2003          2004          2003
                                                                   ------------ ------------  ------------  ------------
Multifamily rental revenues                                            $67,754      $62,439     $ 135,018     $ 123,671
Other multifamily revenues                                               2,719        2,076         5,282         4,379
                                                                   ------------ ------------  ------------  ------------
    Segment revenues                                                    70,473       64,515       140,300       128,050

Reconciling items to consolidated revenues:
   Joint venture revenues                                               (3,746)      (6,698)       (7,373)      (12,935)
   Management and fee income, net                                          149          266           294           514
                                                                   ------------ ------------  ------------  ------------
       Total revenues                                                 $ 66,876     $ 58,083     $ 133,221     $ 115,629
                                                                   ============ ============  ============  ============

Multifamily net operating income                                      $ 41,103     $ 37,373     $  81,783     $  74,885
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                                   (2,000)      (3,318)       (3,947)       (6,590)
   Management and fee income, net                                          149          266           294           514
   Depreciation                                                        (17,098)     (13,983)      (34,331)      (27,858)
   Property management expenses                                         (3,014)      (2,290)       (5,567)       (4,551)
   General and administrative expenses                                  (2,515)      (1,774)       (4,886)       (3,600)
   Interest and other non-property income                                  136          234           279           463
   Interest expense                                                    (12,191)     (10,772)      (24,786)      (22,407)
   Loss on debt extinguishment                                            (359)        (205)         (277)         (205)
   Amortization of deferred financing costs                               (406)        (504)         (869)       (1,128)
   Minority interest in operating partnership income                      (534)        (206)         (954)         (339)
   Loss from investments in unconsolidated entities                        (33)        (183)          (74)         (308)
   Net gain on insurance and other settlement proceeds                   1,754          528         3,382           607
   Discontinued operations:
       Property operations                                                   -          (61)            -           (52)
   Preferred dividend distribution                                      (3,706)      (3,925)       (7,412)       (7,850)
                                                                   ------------ ------------  ------------  ------------
       Net income available for common shareholders                   $  1,286     $  1,180     $   2,635     $   1,581
                                                                   ============ ============  ============  ============

                                                                          June 30, 2004        December 31, 2003
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,853,341              $ 1,747,154
Accumulated depreciation - multifamily assets                                  (379,593)                (343,968)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,473,748                1,403,186

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                           (114,957)                 (72,473)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     7,735                    7,150
   Investment in and advances to real estate joint venture                       17,084                   12,620
   Cash and restricted cash                                                      45,472                   20,880
   Other assets, net                                                             28,357                   33,804
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,458,805              $ 1,406,533
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

All of the Company's derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest  rate caps that  limit the  exposure  to  rising  interest  rates.  The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three and six month periods ended June 30, 2004 and 2003, the ineffective portion of the hedging transactions was not significant.

6.   COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and six month periods ended June 30, 2004 and 2003 were as follows (dollars in thousands):

                                                    Three months                          Six months
                                                    ended June 30,                       ended June 30,
                                         ------------------------------------ ------------------------------------
                                                     2004               2003               2004              2003
                                         ----------------- ------------------ ------------------ -----------------
Net income                                       $  4,992            $ 5,105           $ 10,047           $ 9,431
Marked-to-market adjustment
    on derivative instruments                      16,851             (5,015)            12,290            (6,442)
                                         ----------------- ------------------ ------------------ -----------------
Total comprehensive income                       $ 21,843            $    90           $ 22,337           $ 2,989
                                         ================= ================== ================== =================

7.   NET GAIN ON INSURANCE AND OTHER SETTLEMENT PROCEEDS

The Company had a net gain on insurance settlement proceeds of approximately $1.8 million in the second quarter of 2004. Approximately $1.3 million was related to insurance settlement proceeds for fires at three of the Company's communities. The Company does not expect to receive any further insurance settlements related to these fires. The remaining gain was the result of excess funds received over property repair expenditures from a class action settlement related to Masonite.

The Company had a net gain on insurance settlement proceeds of approximately $1.6 million in the first quarter of 2004 related to insurance settlement proceeds for fires at two of the Company's communities. The Company does not expect to receive any further insurance settlements related to these fires.

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

Impairment of long-lived assets and goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). The Company evaluates its goodwill for impairment on an annual basis in the Company's fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

In accordance with Statement 144, long-lived assets, such as real estate assets, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in a property's market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

OVERVIEW OF THE SIX MONTHS ENDED JUNE 30, 2004

The Company's operating results for the first six months of 2004 benefited from improved occupancy rates experienced by the Company's same store portfolio. The Company also benefited from acquisitions made throughout 2003 and 2004.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2004. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the properties owned by its 33.33% unconsolidated joint ventures, at June 30, 2004 was 36,952 in 130 communities compared to 34,815 units in 126 communities owned at June 30, 2003. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up was $667 at June 30, 2004 compared to $662 at June 30, 2003. Occupancy for these same apartment units at June 30, 2004 and 2003 was 93.0% and 92.4%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

Property revenues for the three months ended June 30, 2004, increased by approximately $8,910,000 from the three months ended June 30, 2003, due to (i) a $4,711,000 increase in property revenues from the properties acquired in the purchase of the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC in 2003 (the "BreMaac Buyout"), (ii) a $2,185,000 increase in property revenues from the acquisitions of the Legacy Pines, Los Rios Park and Lighthouse Court apartments in 2003 (the "2003 Acquisitions"), (iii) a $1,092,000 increase in property revenues from the communities held throughout both periods, (iv) a $1,091,000 increase in property revenues from the acquisitions of Monthaven Park and Watermark apartments in 2004 (the "2004 Acquisitions"), and (v) a $37,000 increase in property revenues from the communities in lease-up in the second quarter of 2003 (the "Communities in Lease-up"). These increases were partially offset by a decrease in property revenues of $206,000 due to the transfer of the Seasons of Green Oaks to one of the Company's joint ventures with Crow Holdings in 2003 (the "Green Oaks Transfer").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2004, increased by approximately $3,862,000 from the three months ended June 30, 2003, due primarily to increases of property operating expenses of (i) $2,224,000 from the BreMaac Buyout, (ii) $1,158,000 from the 2003 Acquisitions, (iii) $442,000 from the 2004 Acquisitions, and (iv) $240,000 from communities held throughout both periods. These increases were partially offset by decreases in property operating expenses of (i) $183,000 from the Green Oaks Transfer, and (ii) $19,000 from the Communities in Lease-up.

Depreciation expense increased by approximately $3,115,000 primarily due to the increases of depreciation expense of (i) $1,435,000 from the BreMaac Buyout,
(ii) $1,230,000 from the 2003 Acquisitions, (iii) $403,000 from the 2004 Acquisitions, and (iv) $47,000 from the communities held throughout both periods.

Property management expenses increased by approximately $724,000 from the second quarter of 2003 to the second quarter of 2004 mainly due to increased personnel expense related to property acquisitions and incentive compensation. General and administrative expenses increased by approximately $741,000 over this same period partially related to expenses associated with the implementation of new property management software, expenses resulting from new regulatory requirements and incentive compensation.

Interest expense for the three months ended June 30, 2004, increased by approximately $1,419,000 from the same period in 2003. This increase was due to the increase in debt balances from approximately $833 million at June 30, 2003 to approximately $1 billion at June 30, 2004. The weighted average interest rate at June 30, 2004 was 4.8% compared to 5.3% at June 30, 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

Property revenues for the six months ended June 30, 2004, increased by approximately $17,812,000 from the six months ended June 30, 2003, due to (i) a $9,503,000 increase in property revenues from the BreMaac Buyout, (ii) a $4,849,000 increase in property revenues from the 2003 Acquisitions, (iii) a $2,089,000 increase in property revenues from the communities held throughout both periods, (iv) a $1,868,000 increase in property revenues from the 2004 Acquisitions, and (v) a $96,000 increase in property revenues from the Communities in Lease-up. These increases were partially offset by a decrease in property revenues of $593,000 due to the Green Oaks Transfer.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2004, increased by approximately $8,271,000 from the six months ended June 30, 2003, due primarily to increases of property operating expenses of (i) $4,448,000 from the BreMaac Buyout, (ii) $2,462,000 from the 2003 Acquisitions, (iii) $1,063,000 from communities held throughout both periods, and (iv) $736,000 from the 2004 Acquisitions. These increases were partially offset by decreases in property operating expenses of (i) $381,000 from the Green Oaks Transfer, and (ii) $57,000 from the Communities in Lease-up.

Depreciation expense increased by approximately $6,473,000 primarily due to the increases of depreciation expense of (i) $2,857,000 from the BreMaac Buyout,
(ii) $2,673,000 from the 2003 Acquisitions, (iii) $650,000 from the 2004 Acquisitions, and (iv) $293,000 from the communities held throughout both periods.

Property management expenses increased by approximately $1,016,000 from the first six months of 2003 to the first six months of 2004 mainly due to increased personnel expense related to property acquisitions and incentive compensation. General and administrative expenses increased by approximately $1,286,000 over this same period partially related to expenses associated with the implementation of new property management software, expenses resulting from new regulatory requirements, expenses related to the settlement of litigation and incentive compensation.

Interest expense for the six months ended June 30, 2004, increased by approximately $2,379,000 from the same period in 2003. This increase was due to the increase in debt balances from approximately $833 million at June 30, 2003 to approximately $1 billion at June 30, 2004. The weighted average interest rate at June 30, 2004 was 4.8% compared to 5.3% at June 30, 2003.

FUNDS FROM OPERATIONS AND NET INCOME

Fundsfrom operations ("FFO") represents net income (computed in accordance with accounting principles generally accepted in the United States of America, or "GAAP") excluding extraordinary items, minority interest in Operating Partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust's ("NAREIT") recommended definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to net income for the three and six months ended June 30, 2004 and 2003 (dollars and shares in thousands):

                                                                  Three months                  Six months
                                                                 ended June 30,               ended June 30,
                                                           ---------------------------- ---------------------------
                                                               2004           2003          2004          2003
                                                           -------------  ------------- -------------  ------------
Net income                                                     $  4,992       $  5,105      $ 10,047      $  9,431
Depreciation of real estate assets                               16,762         13,638        33,661        27,169
Net gain on insurance and other settlement proceeds              (1,754)          (528)       (3,382)         (607)
Depreciation real estate assets of discontinued
    operations                                                        -             39             -            78
Depreciation real estate assets of unconsolidated
    entities                                                        447            534           898         1,033
Preferred dividend distribution                                  (3,706)        (3,925)       (7,412)       (7,850)
Minority interest in operating partnership income                   534            206           954           339
                                                           -------------  ------------- -------------  ------------
Funds from operations                                          $ 17,275       $ 15,069      $ 34,766      $ 29,593
                                                           =============  ============= =============  ============

Weighted average shares and units:
  Basic                                                          22,946         20,558        22,832        20,523
  Diluted                                                        23,256         20,781        23,150        20,719

Net income for the three months ended June 30, 2004 was approximately $113,000 below the three months ended June 30, 2003. FFO for the same period increased approximately $2,206,000, mainly related to the addback of depreciation expense related to real estate assets which was only partially offset by the increase in net gain on insurance and other settlement proceeds.

Net income and FFO increased for the six months ended June 30, 2004 from the same period in 2003 mainly as acquisitions and favorable occupancy rates boosted results from operations.

TRENDS

Property performance over the past two years has been pressured by an imbalance between supply and demand for apartment units in many of the Company's markets. The economic downturn and the related low interest rate environment have combined to contribute to a temporary decline in demand for apartment units, while allowing delivery levels of newly constructed apartment units to remain consistent with and in some cases above historical averages.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to approximately $55.2 million for the first six months of 2004 from $45.5 million for the first six months of 2003 mainly due to more favorable deposit and escrow terms from debt refinanced during the period.

Net cash used in investing activities increased during the first six months of 2004 from the first six months of 2003 to approximately $64.1 million from $34.5 million mainly related to the decrease in proceeds from dispositions of real estate assets in 2004. The Company received $20 million of proceeds in the first six months of 2003 of which $19 million was related to the transfer of the Seasons of Green Oaks apartments to one of the Company's joint ventures with Crow Holdings. The Company received $4 million in proceeds during the first six months of 2004 which was mainly related to insurance settlements for property fires at five of the Company's properties.

Capital improvements to existing properties during the first six months of 2004 and 2003 totaled approximately $16.9 million and $9.8 million, respectively. Actual capital expenditures are summarized below (dollars in thousands):

                                                                  June 30, 2004    June 30, 2003
                                                                ----------------  ---------------
Recurring capital expenditures at existing properties               $  6,542         $  6,216
Revenue enhancing capital expenditures at existing properties          4,414            2,165
Building replacement from fire and other loss                          4,823            1,296
Corporate/commercial capital improvements                              1,094              108
                                                                ----------------  ---------------
                                                                    $ 16,873         $  9,785
                                                                ================  ===============

Net cash provided by financing activities was approximately $37.7 million for the first six months ended June 30, 2004 compared to net cash used in financing activities of $3.8 million during the same period in 2003. During the first six months of 2004 the Company increased its borrowings under its credit lines by approximately $100.9 million to accommodate refinancing activities. In the first six months of 2003 the Company increased its credit lines by approximately $175.4 million also to accommodate refinancing activities. The Company obtained $70.8 million of new notes payable in the first six months of 2004 compared to $14.7 million of new notes payable for the same period in 2003. The Company made principal payments on notes payable of $105.8 million in the first six months of 2004 mainly due to $104.3 million of debt pay-offs compared to principal payments on notes payable of $160.8 million for the same period of 2003 mainly due to $159.0 million of debt pay-offs. The Company received proceeds from issuances of common shares and units of $8.5 million in the first six months of 2004 compared to $2.8 million for the same period in 2003 as the Company's stock price in 2004 prompted the exercise of a higher than historical amount of options.

The Company's cash and cash equivalents increased to $38.9 million at June 30, 2004 from $10.2 million at December 31, 2003 mainly related to the timing of refinancing activities taking place at the end of the second quarter. The Company expects to use the excess cash to pay down debt, resulting in cash balances returning to more historical levels.

In the first three months of 2004, the Company refinanced $2.3 million of bonds using its secured credit facility with a group of banks led by AmSouth Bank (the "AmSouth Facility"). The Company refinanced an additional $14.3 million of bonds using its tax-free bond facility, credit enhanced by the Federal National Mortgage Association ("FNMA") (the "Tax-Free Bond Facility"). The Company also refinanced six of the properties it acquired through its partnership buyout of Bre/Maac Associates, LLC in 2003 using a renegotiated secured credit facility with Prudential Mortgage Capital, credit enhanced by FNMA (the "FNMA Facility").

During the three month period ended June 30, 2004, the Company refinanced an $11.2 million mortgage using its existing FNMA Facility. The Company amended the AmSouth Facility to extend the maturity by one year and increased the loan to value from 57% to 65%, effectively increasing the borrowing base from $31.7 million to $37.9 million. The Company also paid off the mortgages of five properties. The five properties were then used to collateralize a loan under a new credit agreement with Financial Federal Savings Bank, which was subsequently purchased and credit enhanced by Freddie Mac (the "Freddie Mac Facility"). The Freddie Mac Facility has a commitment amount of $100 million and a maturity date of July 1, 2011.

The FNMA Facility has a line limit of $850 million, $646.7 million of which is available to borrow. Various traunches of the facility mature from 2010 through 2014. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.07%, plus a credit enhancement fee between 0.60% and 0.72%, based on the outstanding borrowings.

At June 30, 2004, the FNMA Facility had an outstanding balance of $630.9 million, with available unused borrowing capacity of $15.8 million. Excluding the effect of interest rate swaps, the average variable interest rate at June 30, 2004 was 1.9% on variable rate borrowings of $521 million under the FNMA Facility. Fixed rate borrowings under the FNMA Facility totaled $110 million at June 30, 2004, at interest rates (inclusive of credit-enhancement fees) from 5.77% to 7.71%, and maturities from 2006 to 2009.

The Company's Tax-Free Bond Facility has a borrowing limit of $100 million maturing in 2034. At June 30, 2004, the available borrowing base and amount outstanding on the Tax-Free Bond Facility was $81.6 million.

At June 30, 2004, the Company had an outstanding balance of $20 million on its loan with Compass Bank at a variable interest rate of 1.7%.

The Company's $40 million AmSouth Facility had an outstanding balance of $14 million with another $17.2 million available to borrow at June 30, 2004. There was also $6.7 million of letters of credit issued under this facility at June 30, 2004.

At June 30, 2004, the Company had a promissory note with Union Planters National Bank ("Union Planters") for $40 million at a variable rate of 2.3%.

At June 30, 2004, the Company had outstanding $34.4 million under the Freddie Mac Facility at a variable rate of 2.3%.

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

At June 30, 2004, the Company had a total of $135.9 million of individual conventional fixed rate debt at an average interest rate of 6.6%, a total of $55.9 million of individual tax-exempt fixed rate debt at an average interest rate of 5.9% and $4.8 million of tax-exempt variable rate bonds at an interest rate of 2.1%.

The Company uses interest rate swaps to manage its current and future interest rate risk. The Company has ten interest rate swaps designated as cash flow hedges on its FNMA Facility. These swaps have a total notional balance of $315 million which have variable legs based on one or three-month LIBOR, and fixed legs with an average rate of 5.5%. The swaps have expirations between 2005 and 2010, and have to date proven to be highly effective hedges. Through the use of these swaps the Company believes it has effectively fixed the borrowing rate during these periods on $315 million of variable rate borrowings issued through the FNMA Facility, leaving only $206 million of the FNMA Facility on which the interest rate has not been fixed or hedged. Additionally, the Company has seven interest rate swaps designated as cash flow hedges against the Tax-Free Bond Facility. These swaps have a total notional amount of $53.0 million which have variable legs based on the BMA Municipal Swap Index and fixed legs with an average rate of 3.2%. These swaps expire in 2007, 2008 and 2009, and have to date proven to be highly effective hedges.

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

The weighted average interest rate and the weighted average maturity at June 30, 2004, for the $1 billion of debt outstanding were 4.8% and 11.3 years, compared to 5.3% and 12.0 years on $833 million of debt outstanding at June 30, 2003.

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $713 million of the Company's debt. The interest rate market for FNMA Discount Mortgage Backed Securities ("DMBS"), which in the Company's experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

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

For the six months ended June 30, 2004, the Company's net cash provided by operating activities exceeded improvements to existing real estate assets, distributions to unitholders, dividends paid on common shares and dividends paid on preferred shares by $4.5 million. This compared to a coverage of approximately $3.8 million for the same period in 2003. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company's financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

At June 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company's 2003 Annual Report on Form 10-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or that are reasonably likely to affect, the registrant's internal control over financial reporting.

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

Item 1.     Legal Proceedings
            None.

Item 2.     Changes in Securities
            None.

Item 3.     Defaults Upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of the shareholders of the Company was held on May 24, 2004.

            Messrs. John F. Flournoy, Robert F. Fogelman and Michael S. Starnes were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

                                   For            Withheld
                             ---------------   -------------
John F. Flournoy                17,735,213         753,116
Robert F. Fogelman              18,269,352         218,978
Michael S. Starnes              18,238,071         250,259

            KPMG   LLP   was   ratified  as  the  Company's  independent  public
            accountants for the 2004 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

                                   For            Against          Abstain
                            ---------------   -------------   --------------
KPMG LLP                        18,226,867         233,464           27,998

            The   Amended   and   Restated   Charter  of  Mid-America  Apartment
            Communities, Inc. was not approved. Shares on this proposal were voted as follows:

                                                                                   Broker Non-Votes
                                 For             Against           Abstain             Not Voted
                            ---------------   ---------------   --------------   ----------------------
Amended Charter                  6,121,122         7,025,547           79,088                5,262,572

           The 2004 Stock Plan was approved by a majority of the votes cast at the meeting. Shares on this proposal were voted as follows:

                                                                                   Broker Non-Votes
                                 For             Against           Abstain             Not Voted
                            ---------------   ---------------   --------------   ----------------------
2004 Stock Plan                 12,329,481           790,092          106,184                5,262,572

Item 5.     Other Information
            None.

Item 6.     Exhibits and Reports on Form 8-K

    (a)     The following exhibits are filed as part of this report.

            Exhibit No

               10.1 Credit   Agreement  By  and  Among   Mid-America   Apartment
                    Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., as Borrower and Financial Federal Savings Bank, as Lender dated June 29, 2004

               31.1 Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification  of Chief  Executive  Officer  Pursuant  to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification  of Chief  Financial  Officer  Pursuant  to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    (b)     Reports on Form 8-K

            Form  Event Reported                      Date of Report  Date Filed
            8-K   Preliminary 1Q04 earnings release      4-14-2004    4-14-2004
            8-K   1Q04 earnings release                   5-6-2004     5-6-2004
            8-K   Amendment to Code of Ethics            5-19-2004    5-19-2004
            8-K   Institutional Investor Presentation     6-7-2004     6-7-2004
            8-K   Acquisition - Watermark Apartments     6-21-2004    6-21-2004

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  August 5, 2004               /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)