Form 10-Q
period 2004-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2004-11-04
CIK 912595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at October 22, 2004
Common Stock, $.01 par value                                  20,625,822

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003

          Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (Unaudited)

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)


Item 2.   Management's   Discussion  and  Analysis  of  Financial  Condition and
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Item 4.   Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

          Signatures

                                    Mid-America Apartment Communities, Inc.
                                          Consolidated Balance Sheets
                              September 30, 2004 (Unaudited) and December 31, 2003
                                             (Dollars in thousands)

                                                                         September 30, 2004    December 31, 2003
                                                                        ---------------------  ------------------
Assets:
Real estate assets:
      Land                                                                       $   148,750         $   142,416
      Buildings and improvements                                                   1,551,039           1,481,854
      Furniture, fixtures and equipment                                               40,187              38,812
      Capital improvements in progress                                                 5,656               7,335
-----------------------------------------------------------------------------------------------------------------
                                                                                   1,745,632           1,670,417
      Less accumulated depreciation                                                 (382,499)           (339,704)
-----------------------------------------------------------------------------------------------------------------
                                                                                   1,363,133           1,330,713

       Land held for future development                                                1,366               1,366
       Commercial properties, net                                                      7,597               7,150
       Investment in and advances to real estate joint venture                        16,749              12,620
-----------------------------------------------------------------------------------------------------------------
        Real estate assets, net                                                    1,388,845           1,351,849

Cash and cash equivalents                                                              9,406              10,152
Restricted cash                                                                        6,491              10,728
Deferred financing costs, net                                                         15,428              13,185
Other assets                                                                          18,050              14,857
Goodwill, net                                                                          5,762               5,762
Assets held for disposition                                                           13,119                   -
-----------------------------------------------------------------------------------------------------------------
        Total assets                                                             $ 1,457,101         $ 1,406,533
=================================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
      Notes payable                                                              $ 1,016,786         $   951,941
      Accounts payable                                                                 2,391               1,696
      Accrued expenses and other liabilities                                          54,215              54,547
      Security deposits                                                                5,327               5,036
      Liabilities associated with assets held for disposition                            188                   -
-----------------------------------------------------------------------------------------------------------------
        Total liabilities                                                          1,078,907           1,013,220

Minority interest                                                                     28,488              32,019

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized,
      $176,862,500 or $25 per share liquidation preference:
        9.25% Series F Cumulative Redeemable Preferred Stock,
        3,000,000 shares authorized, 474,500 shares issued and outstanding                 5                   5
        8.625% Series G Cumulative Redeemable Preferred Stock,
        400,000 shares authorized, 400,000 shares issued and outstanding                   4                   4
        8.30% Series H Cumulative Redeemable Preferred Stock,
        6,200,000 shares authorized, 6,200,000 shares issued and outstanding              62                  62
      Common stock, $.01 par value per share, 50,000,000 shares authorized;
        20,581,907 and 20,031,614 shares issued and outstanding at
        September 30, 2004 and December 31, 2003, respectively                           206                 200
      Additional paid-in capital                                                     638,417             622,406
      Other                                                                           (3,462)             (3,711)
      Accumulated distributions in excess of net income                             (265,730)           (232,224)
      Accumulated other comprehensive loss                                           (19,796)            (25,448)
-----------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                   349,706             361,294
-----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                               $ 1,457,101         $ 1,406,533
=================================================================================================================

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                      Consolidated Statements of Operations
             Three and nine months ended September 30, 2004 and 2003

                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          Three months ended          Nine months ended
                                                                             September 30,               September 30,
                                                                     ----------------------------  -------------------------
                                                                          2004          2003           2004         2003
                                                                     -------------  -------------  -----------  ------------
Operating revenues:
     Rental revenues                                                     $ 64,862      $ 57,000     $ 191,133     $ 166,664
     Other property revenues                                                2,516         2,117         7,518         5,901
----------------------------------------------------------------------------------------------------------------------------
     Total property revenues                                               67,378        59,117       198,651       172,565
     Management and fee income, net                                           149           215           443           729
----------------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                              67,527        59,332       199,094       173,294
----------------------------------------------------------------------------------------------------------------------------
Property operating expenses:
     Personnel                                                              8,341         7,124        23,750        19,964
     Building repairs and maintenance                                       2,897         2,707         7,324         6,521
     Real estate taxes and insurance                                        8,613         7,485        26,418        22,886
     Utilities                                                              4,013         3,271        10,884         8,781
     Landscaping                                                            1,836         1,635         5,395         4,717
     Other operating                                                        3,719         3,524         9,886         8,847
     Depreciation                                                          17,181        14,599        51,061        41,973
----------------------------------------------------------------------------------------------------------------------------
     Total property operating expenses                                     46,600        40,345       134,718       113,689
Property management expenses                                                2,401         2,217         7,968         6,768
General and administrative expenses                                         1,953         1,749         6,839         5,349
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before non-operating items               16,573        15,021        49,569        47,488
Interest and other non-property income                                        155           202           434           662
Interest expense                                                          (12,868)      (11,426)      (37,239)      (33,319)
Gain (loss) on debt extinguishment                                             38           101          (179)         (104)
Amortization of deferred financing costs                                     (436)         (461)       (1,301)       (1,583)
Minority interest in operating partnership income                            (464)         (778)       (1,418)       (1,117)
Loss from investments in unconsolidated entities                              (61)           (8)         (135)         (316)
Net gain on insurance and other settlement proceeds                           248         2,075         3,104         2,600
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           3,185         4,726        12,835        14,311
Discontinued operations:
     Income (loss) from discontinued operations                               (54)         (177)          343          (331)
     Gain on sale of discontinued operations                                    -         1,921             -         1,921
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                  3,131         6,470        13,178        15,901
Preferred dividend distribution                                             3,707         3,545        11,119        11,395
Premiums and original issuance costs associated with the
     redemption of preferred stock                                              -         5,987             -         5,987
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders                      $   (576)     $ (3,062)    $   2,059     $  (1,481)
============================================================================================================================

Weighted average shares outstanding (in thousands):
     Basic                                                                 20,338        18,302        20,218        17,961
     Effect of dilutive stock options                                           -             -           327             -
----------------------------------------------------------------------------------------------------------------------------
     Diluted                                                               20,338        18,302        20,545        17,961
============================================================================================================================

Net income (loss) available for common shareholders                      $   (576)     $ (3,062)    $   2,059     $  (1,481)
Discontinued property operations                                               54        (1,744)         (343)       (1,590)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations available for
   common shareholders                                                   $   (522)     $ (4,806)    $   1,716     $  (3,071)
============================================================================================================================

Earnings per share (basic):
     Income (loss) from continuing operations
         available for common shareholders                               $  (0.03)     $  (0.26)    $    0.08     $   (0.17)
     Discontinued property operations                                           -          0.10          0.02          0.09
----------------------------------------------------------------------------------------------------------------------------
     Net income (loss) available for common shareholders                 $  (0.03)     $  (0.17)    $    0.10     $   (0.08)
============================================================================================================================

Earnings per share (diluted):
     Income (loss) from continuing operations
         available for common shareholders                               $  (0.03)     $  (0.26)    $    0.08     $   (0.17)
     Discontinued property operations                                           -          0.10          0.02          0.09
----------------------------------------------------------------------------------------------------------------------------
     Net income (loss) available for common shareholders                 $  (0.03)     $  (0.17)    $    0.10     $   (0.08)
============================================================================================================================

    See accompanying notes to consolidated financial statements.

                                         MID-AMERICA APARTMENT COMMUNITIES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended September 30, 2004 and 2003
                                                 (Dollars in thousands)

                                                                                          Nine months ended September 30,
                                                                                         ---------------------------------
                                                                                               2004                2003
                                                                                         -----------------   -------------
Cash flows from operating activities:
     Net income                                                                            $  13,178            $  15,901
     Adjustments to reconcile net income to net cash provided by operating activities:
            Income (loss) from discontinued operations                                          (343)                 331
            Depreciation and amortization                                                     52,362               43,556
            Amortization of unearned stock compensation                                          412                  597
            Amortization of debt premium                                                      (1,298)                   -
            Equity in loss of real estate joint venture                                          135                  316
            Minority interest in operating partnership income                                  1,418                1,117
            Gain on the sale of discontinued operations                                            -               (1,921)
            Loss on debt extinguishment                                                          179                  104
            Net gain on insurance and other settlement proceeds                               (3,104)              (2,600)
            Changes in assets and liabilities:
                Restricted cash                                                                4,237               (2,901)
                Other assets                                                                  (2,489)                 303
                Accounts payable                                                                 695                1,312
                Accrued expenses and other                                                     5,885                1,411
                Security deposits                                                                291                5,403
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                         71,558               62,929
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
            Purchases of real estate and other assets                                        (75,735)             (73,954)
            Improvements to existing real estate assets                                      (22,833)             (15,713)
            Distributions from real estate joint venture                                         958                  368
            Contributions to real estate joint ventures                                       (5,222)              (4,726)
            Proceeds from disposition of real estate assets                                    4,573               25,150
            Purchase of Blacksone Joint Venture                                                    -              (21,853)
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                            (98,259)             (90,728)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
            Net change in credit lines                                                       161,584              179,321
            Proceeds from notes payable                                                       36,380               14,729
            Principal payments on notes payable                                             (132,601)            (166,019)
            Payment of deferred financing costs                                               (3,629)              (4,289)
            Proceeds from issuances of common shares and units                                15,213               44,496
            Distributions to unitholders                                                      (4,671)              (4,773)
            Dividends paid on common shares                                                  (35,202)             (30,912)
            Dividends paid on preferred shares                                               (11,119)             (11,392)
            Proceeds from isssuance of preferred stock                                             -              150,119
            Redemption of preferred stock                                                          -             (148,499)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                         25,955               22,781
--------------------------------------------------------------------------------------------------------------------------
            Net decrease in cash and cash equivalents                                           (746)              (5,018)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                                10,152               10,594
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $   9,406            $   5,576
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                           $  38,226            $  33,729
Supplemental disclosure of noncash investing and financing activities:
   Conversion of units to common shares                                                    $     256            $     347
   Issuance of restricted common shares                                                    $     163            $     335
   Marked-to-market adjustment on derivative instruments                                   $   5,652            $  (1,002)

          See accompanying notes to consolidated financial statements.

                     Mid-America Apartment Communities, Inc.
                   Notes to Consolidated Financial Statements
                     September 30, 2004 and 2003 (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2003, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which grants were issued (dollars and shares in thousands, except per share data):

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                        -----------------------------   ----------------------------
                                                                2004            2003            2004           2003
                                                        -------------   -------------   -------------   ------------
Net income                                                   $ 3,131         $ 6,470         $13,178        $15,901
Premiums and original issuance costs associated
     with the redemption of preferred stock                        -           5,987               -          5,987
Preferred dividend distribution                                3,707           3,545          11,119         11,395
                                                        -------------   -------------   -------------   ------------
Net income (loss) available for
     common shareholders                                        (576)         (3,062)          2,059         (1,481)
Add:  Stock-based employee
     compensation expense included
     in reported net income (loss)                                 -               -               -              -
Less:  Stock-based employee
     compensation expense determined
     under fair value method of accounting                        34              55             111            170
                                                        -------------   -------------   -------------   ------------
Pro forma net income (loss) available for
     common shareholders                                     $  (610)        $(3,117)        $ 1,948        $(1,651)
                                                        =============   =============   =============   ============

Average common shares outstanding - Basic                     20,338          18,302          20,218         17,961
Average common shares outstanding - Diluted                   20,338          18,302          20,545         17,961

Net income (loss) available per common share:
     Basic as reported                                       $ (0.03)        $ (0.17)        $  0.10        $ (0.08)
     Basic pro forma                                         $ (0.03)        $ (0.17)        $  0.10        $ (0.09)
     Diluted as reported                                     $ (0.03)        $ (0.17)        $  0.10        $ (0.08)
     Diluted pro forma                                       $ (0.03)        $ (0.17)        $  0.09        $ (0.09)

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

2.   REAL ESTATE ACQUISITIONS

On August 24, 2004, the Company acquired the Prescott apartments, a 384-unit community located in the Atlanta metro sub-market of South Gwinnett County, Georgia.

3.   SHARE AND UNIT INFORMATION

At September 30, 2004, 20,581,907 common shares and 2,658,504 operating partnership units were outstanding, a total of 23,240,411 shares and units. Additionally, the Company had outstanding options for 686,831 shares of common stock at September 30, 2004, of which 436,911 were anti-dilutive. At September 30, 2003, 19,503,086 common shares and 2,700,922 operating partnership units were outstanding, a total of 22,204,008 shares and units. Additionally, the Company had outstanding options for 1,160,865 shares of common stock at September 30, 2003, of which 969,771 were anti-dilutive.

4.   SEGMENT INFORMATION

At September 30, 2004, the Company owned or had an ownership interest in 131 multifamily apartment communities, including the apartment communities owned by the Company's joint ventures, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company's return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

                                                                 Three months                Nine months
                                                              ended September 30,        ended September 30,
                                                          -------------------------- ---------------------------
                                                                  2004         2003          2004          2003
                                                          ------------- ------------ ------------- -------------
Multifamily rental revenues                                   $ 67,715     $ 61,423      $199,692      $182,078
Other multifamily revenues                                       2,605        2,297         7,806         6,578
                                                          ------------- ------------ ------------- -------------
    Segment revenues                                            70,320       63,720       207,498       188,656

Reconciling items to consolidated revenues:
   Joint venture revenues                                       (2,942)      (4,603)       (8,847)      (16,091)
   Management and fee income, net                                  149          215           443           729
                                                          ------------- ------------ ------------- -------------
       Total revenues                                         $ 67,527     $ 59,332      $199,094      $173,294
                                                          ============= ============ ============= =============

Multifamily net operating income                              $ 39,396     $ 35,277      $119,521      $108,455
Reconciling items to net income available for common shareholders:
   Joint venture net operating income                           (1,437)      (1,906)       (4,527)       (7,606)
   Management and fee income, net                                  149          215           443           729
   Depreciation                                                (17,181)     (14,599)      (51,061)      (41,973)
   Property management expenses                                 (2,401)      (2,217)       (7,968)       (6,768)
   General and administrative expenses                          (1,953)      (1,749)       (6,839)       (5,349)
   Interest and other non-property income                          155          202           434           662
   Interest expense                                            (12,868)     (11,426)      (37,239)      (33,319)
   Gain (loss) on debt extinguishment                               38          101          (179)         (104)
   Amortization of deferred financing costs                       (436)        (461)       (1,301)       (1,583)
   Minority interest in operating partnership income              (464)        (778)       (1,418)       (1,117)
   Loss from investments in unconsolidated entities                (61)          (8)         (135)         (316)
   Net gain on insurance and other settlement proceeds             248        2,075         3,104         2,600
   Discontinued operations:
       Income (loss) from discontinued operations                  (54)        (177)          343          (331)
       Gain on sale of discontinued operations                       -        1,921             -         1,921
   Preferred dividend distribution                              (3,707)      (3,545)      (11,119)      (11,395)
   Premiums and original issuance costs associated
     with the redemption of preferred stock                          -       (5,987)            -        (5,987)
                                                          ------------- ------------ ------------- -------------
       Net income available for common shareholders           $   (576)    $ (3,062)     $  2,059      $ (1,481)
                                                          ============= ============ ============= =============

                                                                     September 30, 2004        December 31, 2003
                                                                 -----------------------  -----------------------
Assets:
Multifamily real estate assets                                              $ 1,844,970              $ 1,747,154
Accumulated depreciation - multifamily assets                                  (388,896)                (343,968)
                                                                 -----------------------  -----------------------
    Segment assets                                                            1,456,074                1,403,186

Reconciling items to total assets:
   Joint venture multifamily real estate assets, net                            (92,941)                 (72,473)
   Land held for future development                                               1,366                    1,366
   Commercial properties, net                                                     7,597                    7,150
   Investment in and advances to real estate joint venture                       16,749                   12,620
   Cash and restricted cash                                                      15,897                   20,880
   Other assets, net                                                             39,240                   33,804
   Assets held for disposition                                                   13,119                        -
                                                                 -----------------------  -----------------------
       Total assets                                                         $ 1,457,101              $ 1,406,533
                                                                 =======================  =======================

5.   PROPERTIES HELD FOR SALE AND DISPOSITIONS

On July 10, 2003, the Company sold the Crossings apartments, an 80-unit community in Memphis, Tennessee. As a result of this sale, the Company recognized a gain of approximately $1,921,000. As part of the Company's disposition strategy to selectively dispose of mature assets that no longer meet the Company's investment criteria and long-term strategic objectives, as of September 30, 2004, the Company was in negotiations to sell both the Island Retreat apartments, a 112-unit community located in St. Simons Island, Georgia, and the Eastview apartments, a 432-unit community located in Memphis, Tennessee. Both of these communities were considered held for sale for the accompanying consolidated financial statements. The Island Retreat apartments subsequently sold on October 1, 2004. The Company expects the sale of Eastview apartments to occur in early 2005.

The revenues and net income (loss) reported in discontinued operations in the accompanying consolidated financial statements for the above transactions were as follows (dollars in thousands):

                                  Three months                  Nine months
                               ended September 30,          ended September 30,
                         -----------------------------  ----------------------------
                                 2004            2003           2004           2003
                         -------------   -------------  -------------   ------------
Revenues                        $ 768          $  803        $ 2,422        $ 2,604
Net income (loss)               $ (54)         $ (177)       $   343        $  (331)

The major classes of assets and liabilities reported in assets held for disposition and in liabilities associated with assets held for disposition in the accompanying consolidated financial statements for the above transactions were as follows (dollars in thousands):

                                                      September 30, 2004
                                              ---------------------------
Land                                                            $  1,210
Buildings and improvements                                        17,341
Furniture, fixtures and equipment                                  1,314
Capital improvements in progress                                      77
Accumulated depreciation                                          (6,901)
Other assets                                                          78
                                              ---------------------------
Assets held for disposition                                     $ 13,119
                                              ===========================

Notes payable                                                   $      -
Accounts payable                                                      41
Accrued expenses and other liabilities                                99
Security deposits                                                     48
                                              ---------------------------
Liabilities associated with
    assets held for disposition                                 $    188
                                              ===========================

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

All of the Company's derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three and nine month periods ended September 30, 2004 and 2003, the ineffective portion of the hedging transactions was not significant.

7.   COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and nine month periods ended September 30, 2004 and 2003 were as follows (dollars in thousands):

                                                    Three months                          Nine months
                                                 ended September 30,                  ended September 30,
                                         ------------------------------------ ------------------------------------
                                                     2004               2003               2004              2003
                                         ----------------- ------------------ ------------------ -----------------
Net income                                       $  3,131           $  6,470           $ 13,178          $ 15,901
Marked-to-market adjustment
    on derivative instruments                      (6,638)             5,440              5,652            (1,002)
                                         ----------------- ------------------ ------------------ -----------------
Total comprehensive income                       $ (3,507)          $ 11,910           $ 18,830          $ 14,899
                                         ================= ================== ================== =================

8.   SUBSEQUENT EVENTS

REAL ESTATE DISPOSITION

On October 1, 2004, the Company sold the Island Retreat apartments, a 112-unit community located in St. Simons Island, Georgia. Proceeds from the sale were used to pay down debt.

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

Capitalization of expenditures and depreciation of assets

The Company carries its real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, to 5 years for furniture, fixtures, and equipment, and 3 to 5 years for computers, all of which are judgmental determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by the Company in order to elevate the condition of the property to the Company's standards are capitalized as incurred.

Impairment of long-lived assets including goodwill

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

OVERVIEW OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company's operating results for the first nine months of 2004 benefited from improved occupancy rates experienced by the Company's same store portfolio and from acquisitions made throughout 2003 and 2004. These improved occupancy rates were driven by the greater level of lease concessions granted during the current period relative to the prior period.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2004. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the properties owned by its 33.33% unconsolidated joint ventures, at September 30, 2004 was 37,336 in 131 communities compared to 35,233 units in 126 communities owned at September 30, 2003. The average monthly rental per apartment unit for the Company's 100% owned apartment units not in lease-up was $671 at September 30, 2004 compared to $661 at September 30, 2003. Occupancy for these same apartment units at September 30, 2004 and 2003 was 95.0% and 94.5%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Property revenues for the three months ended September 30, 2004, increased by approximately $8,261,000 from the three months ended September 30, 2003, due to
(i) a $3,181,000 increase in property revenues from the properties acquired in the purchase of the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC in 2003 (the "BreMaac Buyout"), (ii) a $2,314,000 increase in property revenues from the acquisitions of the Los Rios Park and Lighthouse Court apartments during the third and fourth quarters of 2003 (the "Quarterly 2003 Acquisitions"), (iii) a $1,949,000 increase in property revenues from the acquisitions of Monthaven Park, Watermark and Prescott apartments in 2004 (the "2004 Acquisitions"), and (iv) a $824,000 increase in property revenues from the communities held throughout both periods. These increases were partially offset by a decrease in property revenues of $7,000 due to the transfer of the Seasons of Green Oaks to one of the Company's joint ventures with Crow Holdings in 2003 (the "Green Oaks Transfer").

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended September 30, 2004, increased by approximately $3,673,000 from the three months ended September 30, 2003, due primarily to increases of property operating expenses of (i) $1,557,000 from the BreMaac Buyout, (ii) $1,082,000 from the Quarterly 2003 Acquisitions, (iii) $811,000 from the 2004 Acquisitions,
(iv) $368,000 from an accrual for expenses related to hurricane damage experienced in Florida in 2004 (the "Hurricane Accrual"), and (v) $23,000 from the Green Oaks Transfer. These increases were partially offset by a decrease in property operating expenses of $168,000 from the communities held throughout both periods.

Depreciation expense increased by approximately $2,582,000 primarily due to the increases of depreciation expense of (i) $1,117,000 from the Quarterly 2003 Acquisitions, (ii) $1,133,000 from the 2004 Acquisitions, and (iii) $332,000 from the BreMaac Buyout.

Property management expenses increased by approximately $184,000 from the third quarter of 2003 to the third quarter of 2004 partially due to increased franchise and excise taxes as a result of state tax law changes. General and administrative expenses increased by approximately $204,000 over this same period partially related to expenses associated with the implementation of new property management software and expenses resulting from new regulatory requirements.

Interest expense for the three months ended September 30, 2004, increased by approximately $1,442,000 from the same period in 2003. This increase was due to the increase in debt balances from approximately $912,000,000 at September 30, 2003 to approximately $1,017,000,000 at September 30, 2004. The impact of the increase in debt balances was partially offset by a decrease in the weighted average interest rate to 5.2% at September 30, 2004 from 5.5% at September 30, 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Property revenues for the nine months ended September 30, 2004, increased by approximately $26,086,000 from the nine months ended September 30, 2003, due to
(i) a $12,684,000 increase in property revenues from the BreMaac Buyout, (ii) a $7,010,000 increase in property revenues from the Quarterly 2003 Acquisitions and the acquisition of Legacy Pines apartments in 2003 (together the "2003 Acquisitions"), (iii) a $3,817,000 increase in property revenues from the 2004 Acquisitions, (iv) a $2,993,000 increase in property revenues from the communities held throughout both periods, and (v) a $183,000 increase in property revenues from the communities in lease-up in 2003 (the "Communities in Lease-up"). These increases were partially offset by a decrease in property revenues of $601,000 due to the Green Oaks Transfer.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the nine months ended September 30, 2004, increased by approximately $11,941,000 from the nine months ended September 30, 2003, due primarily to increases of property operating expenses of (i) $6,005,000 from the BreMaac Buyout, (ii) $3,579,000 from the 2003 Acquisitions, (iii) $1,547,000 from the 2004 Acquisitions, (iv) $780,000 from the communities held throughout both periods, (v) $368,000 from the Hurricane Accrual, and (vi) $21,000 from the Communities in Lease-up. These increases were partially offset by a decrease in property operating expenses of $359,000 from the Green Oaks Transfer.

Depreciation expense increased by approximately $9,088,000 primarily due to the increases of depreciation expense of (i) $3,789,000 from the 2003 Acquisitions,
(ii) $2,471,000 from the BreMaac Buyout, (iii) $2,202,000 from the 2004 Acquisitions, and (iv) $649,000 from the communities held throughout both periods. These increase were partially offset by a decrease in depreciation expense of $23,000 from the Communities in Lease-up.

Property management expenses increased by approximately $1,200,000 from the first nine months of 2003 to the first nine months of 2004 partially due to increased personnel expense related to property acquisitions and incentive compensation. General and administrative expenses increased by approximately $1,490,000 over this same period partially related to expenses associated with the implementation of new property management software, expenses resulting from new regulatory requirements, expenses related to the settlement of litigation and incentive compensation.

Interest expense for the nine months ended September 30, 2004, increased by approximately $3,920,000 from the same period in 2003. This increase was due to the increase in debt balances from approximately $912,000,000 at September 30, 2003 to approximately $1,017,000,000 at September 30, 2004. The impact of the increase in debt balances was partially offset by a decrease in the weighted average interest rate to 5.2% at September 30, 2004 from 5.5% at September 30, 2003.

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

The following table is a reconciliation of FFO to net income for the three and nine months ended September 30, 2004 and 2003 (dollars and shares in thousands):

                                                                  Three months                 Nine months
                                                               ended September 30,         ended September 30,
                                                           ---------------------------- ---------------------------
                                                               2004           2003          2004          2003
                                                           -------------  ------------- -------------  ------------
Net income                                                     $  3,131        $ 6,470      $ 13,178      $ 15,901
Depreciation of real estate assets                               16,830         14,259        50,040        40,944
Net gain on insurance and other settlement proceeds                (248)        (2,075)       (3,104)       (2,600)
Net gain on insurance and other settlement proceeds
    of discontinued operations                                        -              -          (526)          (82)
Depreciation real estate assets of discontinued
    operations                                                      230            228           681           790
Gain on sale of discontinued operations                               -         (1,921)            -        (1,921)
Depreciation real estate assets of unconsolidated
    entities                                                        435            448         1,333         1,481
Preferred dividend distribution                                  (3,707)        (3,545)      (11,119)      (11,395)
Minority interest in operating partnership income                   464            778         1,418         1,117
                                                           --------------------------------------------------------
Funds from operations before premiums and
    original issuance costs associated with the
    redemption of preferred stock                                17,135         14,642        51,901        44,235
Premiums and original issuance costs associated
    with the redemption of preferred stock                            -         (5,987)            -        (5,987)
                                                           --------------------------------------------------------
Funds from operations                                          $ 17,135        $ 8,655      $ 51,901      $ 38,248
                                                           ========================================================

Weighted average shares and units:
  Basic                                                          23,003         21,020        22,889        20,690
  Diluted                                                        23,350         21,324        23,217        20,922

Net income for the three months ended September 30, 2004 was approximately $3,339,000 below the three months ended September 30, 2003 mainly as a result of gains experienced in the third quarter of 2003 from both insurance settlement proceeds and the sale of the Crossings apartments. FFO for the same period increased approximately $8,480,000, due mainly to the subtraction of the premiums and original issuance costs associated with the redemption of preferred stock in 2003.

Net income  decreased  by  approximately  $2,723,000  for the nine months  ended
September 30, 2004 from the same period in 2003 mainly as a result of an increase in interest expense and the gain from the sale of the Crossings apartments in 2003. FFO increased by approximately $13,653,000 over this same period partially due to the subtraction of the premiums and original issuance costs associated with the redemption of preferred stock in 2003.

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

While increasing interest rates will increase the Company's cost of borrowing, the Company expects that this increase in demand will generate stronger property performance across the Company's portfolio. The Company's large-tier markets, which have been under the most pressure during the economic downturn, should begin to absorb the oversupply of new apartment units and return to historical occupancy and pricing levels, while the Company's smaller-tier and mid-sized markets would benefit from improving market fundamentals which support continued stable growth.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to approximately $71.6 million for the first nine months of 2004 from $62.9 million for the first nine months of 2003 mainly due to more favorable deposit and escrow terms from debt refinanced during the period.

Net cash used in investing activities increased during the first nine months of 2004 from the first nine months of 2003 to approximately $98.3 million from $90.7 million mainly related to the decrease in proceeds from dispositions of real estate assets and increase in improvements in existing real estate assets in 2004 which were partially offset by the BreMaac Buyout in 2003. The Company received $25 million of disposition proceeds in the first nine months of 2003 of which $19 million was related to the transfer of the Seasons of Green Oaks apartments to one of the Company's joint ventures with Crow Holdings and $4.6 million related to the sale of the Crossings apartments in July 2003. The Company received $4.6 million in proceeds during the first nine months of 2004 which was mainly related to insurance settlements for property fires and other casualty losses at six of the Company's properties. In 2003 the company paid $21.9 million for the BreMaac Buyout.

Capital improvements to existing properties during the first nine months of 2004 and 2003 totaled approximately $22.8 million and $15.7 million, respectively. Actual capital expenditures are summarized below (dollars in thousands):

                                                                  September 30, 2004       September 30, 2003
                                                                  ------------------       ------------------
Recurring capital expenditures at existing properties                   $10,691                  $ 8,912
Revenue enhancing capital expenditures at existing properties             6,105                    5,150
Building replacement from fire and other loss                             5,124                    1,296
Corporate/commercial capital improvements                                   913                      355
                                                                  ------------------       ------------------
                                                                        $22,833                  $15,713
                                                                  ==================       ==================

Net cash provided by financing activities was approximately $26.0 million for the first nine months ended September 30, 2004 compared to $22.8 million during the same period in 2003. During the first nine months of 2004 the Company decreased its borrowings under its credit lines by approximately $17.7 million. The Company obtained $36.4 million of new notes payable in the first nine months of 2004 compared to $14.7 million of new notes payable for the same period in 2003. The Company refinanced $130.7 million in the first nine months of 2004 compared to $163.5 million for the same period in 2003. The Company received proceeds from issuances of common shares and units of $15.2 million in the first nine months of 2004 as the Company's stock price in 2004 prompted the exercise of a higher than historical amount of options and the Company issued $6 million of common stock through its direct stock purchase plan. This compared to proceeds from issuances of common shares of $44.5 million for the same period in 2003. The Company received $150.1 million from issuances of new series of preferred stock in the first nine months of 2003 which was predominantly offset by $148.5 million used to retire outstanding issues of preferred stock. No preferred shares were issued or redeemed in the first nine months of 2004.

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

During the three month period ended September 30, 2004, the Company refinanced the remaining four properties it acquired through its partnership buyout of Bre/Maac Associates, LLC in 2003 using the FNMA Facility. The Company also borrowed a total of $31 million from its Freddie Mac Facility in the third quarter of 2004 which is collateralized by the Watermark and Prescott apartments purchased in 2004.

The FNMA Facility has a line limit of $850 million, $680 million of which is available to borrow. Various traunches of the facility mature from 2010 through 2014. The FNMA Facility provides for both fixed and variable rate borrowings. The interest rate on the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security ("DMBS") rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.07%, plus a credit enhancement fee between 0.60% and 0.72%, based on the outstanding borrowings.

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

The Company uses interest rate swaps to manage its current and future interest rate risk. As of September 30, 2004, the Company had 22 interest rate swaps in effect. These swaps have to date proven to be highly effective hedges. The Company has also entered into a future interest rate swap which will go into effect in the fourth quarter of 2004. The Company had three interest rate cap agreements in effect as of September 30, 2004.

The weighted average interest rate at September 30, 2004, for the $1,017 million of debt outstanding was 5.2% compared to 5.5% on $912 million of debt outstanding at September 30, 2003. Summary details of the debt outstanding at September 30, 2004 follows in the table below:

                                                                    Outstanding
                                                                     Balance/
                                    Line            Line             Notional        Interest        Rate         Contract
                                   Limit        Availability          Amount           Rate        Maturity       Maturity
                               --------------- ---------------- -------------------- ---------- --------------- --------------
------------------------------------------------------------------------------------------------------------------------------
COMBINED DEBT
------------------------------------------------------------------------------------------------------------------------------
Fixed Rate or Swapped
    Conventional                                                     $  684,481,141       6.1%    07/17/2009     10/10/2009
    Tax Exempt                                                          108,531,071       5.1%    08/29/2017     08/29/2017
                                                                --------------------------------------------------------------
       Subtotal Fixed Rate or Swapped                                   793,012,212       6.0%    08/26/2010     11/08/2010
                                                                --------------------------------------------------------------
Variable Rate
    Conventional                                                        190,344,140       2.5%    09/15/2004     09/29/2012
    Tax Exempt                                                           10,855,004       2.5%    07/02/2000     12/22/2020
    Capped                                                               22,575,000       2.2%    10/03/2008     04/07/2011
                                                                --------------------------------------------------------------
       Subtotal Variable Rate                                           223,774,144       2.5%    11/28/2004     12/29/2012
                                                                --------------------------------------------------------------
Total Combined Debt Outstanding                                      $1,016,786,356       5.2%    05/22/2009     04/29/2011
                                                                ==============================================================

------------------------------------------------------------------------------------------------------------------------------
UNDERLYING DEBT
------------------------------------------------------------------------------------------------------------------------------
Individual Property Mortgages/Bonds
    Conventional Fixed Rate                                          $  109,219,141       6.6%    12/04/2013     12/04/2013
    Tax Exempt Fixed Rate                                                55,566,071       5.9%    07/05/2026     07/05/2026
    Tax Exempt Variable Rate                                              4,760,004       2.5%    10/31/2004     06/01/2028
FNMA Credit Facilities
    Tax Free Bond Facility
       Tax Free Borrowings       $ 88,280,000     $ 69,915,000           69,915,000       2.5%    10/31/2004     03/01/2014
       Taxable Borrowings          11,720,000       11,720,000           11,720,000       2.5%    10/31/2004     03/01/2014
    Facility I
       Fixed Rate Borrowings      110,000,000      110,000,000          110,000,000       7.2%    01/10/2009     01/10/2009
       Extended Fixed Rate Borrowings                                    24,262,000       2.8%    05/01/2005     12/01/2011
       Variable Rate Borrowings   140,000,000       73,769,000           14,367,000       2.5%    11/28/2004     12/01/2011
    Facility II
       Variable Rate Borrowings   600,000,000      495,991,000          479,753,000       2.5%    12/07/2004     04/01/2013
                               -----------------------------------------------------------------------------------------------
Subtotal FNMA Facilities          950,000,000      761,395,000          710,017,000       3.2%    07/27/2005     10/20/2008
                               -----------------------------------------------------------------------------------------------
Freddie Mac Credit Facility       100,000,000       65,374,000           65,374,000       2.4%    12/15/2004     07/01/2011
AmSouth Credit Facility            40,000,000       31,872,240           11,850,140       3.5%    10/31/2004     05/24/2006
Union Planters Mortgage                                                  40,000,000       2.8%    10/31/2004     04/01/2009
Compass Bank Unsecured Note                                              20,000,000       2.3%    10/31/2004     11/10/2004
                                                                --------------------------------------------------------------
Total Underlying Debt Outstanding                                    $1,016,786,356       3.7%    07/08/2007     07/01/2010
                                                                ==============================================================

------------------------------------------------------------------------------------------------------------------------------
HEDGING INSTRUMENTS IN EFFECT
------------------------------------------------------------------------------------------------------------------------------
Taxable Interest Rate Swaps
    FNMA Facility                                                    $  365,000,000       6.0%    06/07/2008     06/07/2008
    Freddie Mac Facility                                                 51,000,000       5.3%    06/01/2011     06/01/2011
    Union Planters Mortgage                                              25,000,000       4.0%    03/01/2009     03/01/2009
Tax Exempt Interest Rate Swaps
    FNMA Tax Free Bond Facility                                          52,965,000       4.1%    05/17/2008     05/17/2008
                                                                --------------------------------------------------------------
Total Swaps                                                          $  493,965,000       5.6%    10/08/2008     10/08/2008
                                                                ==============================================================
Interest Rate Caps
    FNMA Tax Free Bond Facility                                      $   22,575,000       6.0%    10/03/2008     10/03/2008

------------------------------------------------------------------------------------------------------------------------------
HEDGING INSTRUMENTS NOT IN EFFECT
------------------------------------------------------------------------------------------------------------------------------
Future Interest Rate Swaps
    FNMA Facility                                                    $   25,000,000       4.5%    03/01/2012     03/01/2012

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $710 million of the Company's debt. The interest rate market for FNMA Discount Mortgage Backed Securities ("DMBS"), which in the Company's experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company's liquidity and swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

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

For the nine months ended September 30, 2004, the Company's net cash provided by operating activities was approximately $2.3 million short of funding improvements to existing real estate assets, distributions to unitholders, dividends paid on common shares and dividends paid on preferred shares. This compared to a coverage of approximately $139 thousand for the same period in 2003. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company's financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

At September 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company's joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company's 2003 Annual Report on Form 10-K.

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

Item 4.
                             Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company also has an investment in two unconsolidated entities which are not under its control. Consequently, the Company's disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or that are reasonably likely to affect, the registrant's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            None.

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


                                    MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:  November 2, 2004             /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)