Form 10-K
period 2004-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2005-03-15
CIK 912595

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Charter)

TENNESSEE	62-1543819
(State of Incorporation)	(I.R.S. Employer Identification Number)

6584 POPLAR AVENUE, SUITE 300
MEMPHIS, TENNESSEE 38138
(Address of principal executive offices)

(901) 682-6600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, par value $.01 per share Series H Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, (based on the closing price of such stock ($37.89 per share), as reported on the New York Stock Exchange, on June 30, 2004) was approximately $721,500,000 (for purposes of this calculation, directors and executive officers are treated as affiliates).

The number of shares of the Registrant’s common stock outstanding as of February 28, 2005, was 21,058,126 shares, of which approximately 1,301,843 were held by affiliates.

The Registrant’s definitive proxy statement in connection with the 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A) is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

OVERVIEW OF THE COMPANY

Founded in 1994, Mid-America Apartment Communities, Inc. (the “Company”) is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust (“REIT”) that focuses on acquiring, owning and operating apartment communities. Between 1994 and December 31, 2004, the Company increased the number of properties of which it is the sole owner from 22 to 129 properties with 36,618 apartment units, representing an increase of 31,038 apartment units. The Company is also participating in two joint ventures with Crow Holdings, Mid-America CH/Realty LP and Mid-America CH/Realty II LP (collectively the “Joint Ventures”). The Joint Ventures owned three properties with 1,286 apartment units at December 31, 2004. The Company retains a 33.33% ownership interest in each of the Joint Ventures and is paid a management fee of 4% of revenues from the apartment communities owned by the Joint Ventures.

The Company’s business is conducted principally through Mid-America Apartments, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, holding 225,820 common units of partnership interest (“Common Units”) comprising a 1% general partnership interest in the Operating Partnership as of December 31, 2004. The Company’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 2004, held 19,622,605 Common Units, or 86.89% of all outstanding Common Units.

The Company operated apartment communities in 12 states in 2004, employing 1,121 full time and 84 part time employees at December 31, 2004.

OPERATING PHILOSOPHY

The Company’s primary objective is to maintain a stable cash flow that will fund its dividend through all parts of the real estate investment cycle. The Company focuses on growing through its existing investments and, when accretive to cash flow and shareholder value, through external investments.

INVESTMENT FOCUS.    The Company’s primary investment focus is on apartment communities in the Southeastern United States and Texas. Between 1994 and 1997, the Company grew largely through the acquisition and redevelopment of existing communities. Between 1998 and 2000, its concentration was on development of new communities. The Company’s present focus is on the acquisition of properties that it believes can be repositioned with appropriate use of capital and its operating management skills. The Company is also interested in increasing its investment in properties in larger and faster growing markets within its current market area to balance its portfolio between small, middle and large-tier markets, and intends to do this through acquiring apartment communities with the potential for above average growth. The Company will continue its established process of selling mature assets, and will adapt its investment focus to opportunities and markets.

HIGH QUALITY ASSETS.    The Company maintains its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. It believes that being recognized by civic and industry trade organizations for the high quality of its properties, landscaping, and property management will lead to higher rents and profitability and further supports the high quality of its properties and operations. The Company periodically sells assets selectively in order to ensure that its portfolio consists primarily of high quality, well-located assets within its market area.

DIVERSIFIED MARKET FOCUS.    The Company believes the stability of its cash flow is enhanced and it will generate higher risk adjusted cash flow returns, with lower volatility, through its diversified strategy of investments over large, middle and small-tier markets throughout the southeastern United States and Texas.

INTENSIVE MANAGEMENT FOCUS.    The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs. Property managers and regional managers are given the responsibility for monitoring market trends and the discretion to react to such trends. The Company, as part of its intense management focus, has established a number of training programs to produce highly competent property managers, leasing consultants and service technicians who work on-site at the Company’s apartment communities (the “Communities”) to generate the highest possible income from the Company’s assets. At December 31, 2004, the Company employed approximately 106 Certified Apartment Managers (“CAM”). The CAM designation is sponsored through the National Apartment Association and provides training for on-site manager professionals.

DECENTRALIZED OPERATIONAL STRUCTURE.    The Company operates in a decentralized manner. Management believes that its decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. In 2004 the Company completed the installation of the property and general ledger modules of a new web-based property management system that increases the amount of information shared between senior and executive management and the properties, and does so on a real time basis, improving the support provided to the operating environment. The Company plans to install the purchase order module in 2005.

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

JOINT VENTURE STRATEGY.    One of the Company’s strategies is to co-invest with private capital partners in joint venture opportunities from time to time which enable it to obtain a higher return on its investment through management fees, which leverages the Company’s recognized skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for the Company. The Company is currently involved in two joint ventures with Crow Holdings, one established in 2002 and the second in early 2004.

DISPOSITION STRATEGY.    The Company is committed to the selective disposition of mature assets, defined as those apartment communities that no longer meet the Company’s investment criteria and long-term strategic objectives. Typically, the Company selects assets for disposition that do not meet its present investment criteria including future return on investment, location, market, potential for growth, and capital needs. The Company may from time to time also dispose of assets for which the Company receives an offer meeting or exceeding its return on investment criteria even though those assets may not meet the disposition criteria disclosed above.

The following Communities were sold during 2004:

Property	Location	Number of Units	Date Sold
100% Owned Properties:
Island Retreat	St. Simon’s Island, GA	112	October 1, 2004

Joint Venture Properties:
Preserve at Arbor Lakes	Jacksonville, FL	284	November 3, 2004
		396

ACQUISITION STRATEGY.    One of the Company’s growth strategies is to acquire and redevelop apartment communities that meet its investment criteria and focus as discussed above. The Company has extensive experience and research-based skills in the acquisition and repositioning of multifamily properties. In addition, the Company will acquire newly built and developed properties that can be purchased on a favorable pricing basis. The Company will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of properties in strong and growing markets in the Southeast and Texas.

The following Communities were purchased during 2004:

Property	Location	Number of Units	Date Purchased
100% Owned Properties:
Monthaven Park	Hendersonville, TN (Nashville Metro)	456	January 23, 2004
Watermark	Roanoke, TX (Dallas Metro)	240	June 15, 2004
Prescott	Duluth, GA (Atlanta Metro)	384	August 24, 2004
Grand Reserve at Sunset Valley	Austin, TX	210	November 5, 2004
Preserve at Coral Square	Coral Springs, FL (Ft. Lauderdale Metro)	480	November 5, 2004
Villages at Kirkwood	Stafford, TX (Houston Metro)	274	November 5, 2004

Joint Venture Properties:
Verandas at Timberglen	Dallas, TX	522	January 15, 2004
		2,566

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

At December 31, 2004, the Company had no properties in development. The Company periodically evaluates opportunities for profitable future development investments.

COMMON AND PREFERRED STOCK

The Company continuously reviews opportunities for lowering its cost of capital, and increasing value per share. The Company evaluates opportunities to repurchase stock when it believes that its stock price is below the value of its assets and accordingly repurchased common stock, funded by asset sales, between 1999 and 2001. The Company also looks for opportunities where it can acquire or develop communities, selectively funded or partially funded by stock sales, when it will add to shareholder value and the investment return is projected to substantially exceed its cost of capital. The Company will also opportunistically seek to lower its cost of capital through refinancing preferred stock as it did in 2003.

SHARE REPURCHASE PROGRAM

In 1999, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock authorized to be repurchased to 4 million shares. As of December 31, 2004 the Company had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and Common Units outstanding as of the beginning of the repurchase program). From time to time the Company intends to sell assets based on its disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when it believes that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments. No shares were repurchased from 2002 through 2004 under this plan.

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

RECENT DEVELOPMENTS

DISTRIBUTION.    In January 2005, the Company announced a quarterly distribution to common shareholders of $0.585 per share, which was paid on January 31, 2005.

ACQUISITIONS.    On February 18, 2005, the Company acquired two communities in the Atlanta-metro area situated on Lake Lanier with a total of 657 units. The Company plans to operate the communities as one property.

ITEM 2.	PROPERTIES

The Company seeks to acquire apartment communities located in the southeastern United States and Texas that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 75% of the Company’s apartment units are located in Georgia, Florida,

Tennessee and Texas markets. The Company’s strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively “reposition” many of the apartment communities it acquires to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the Communities the Company owned or maintained an ownership interest in, including the 3 properties containing 1,286 apartment units owned by the Company’s Joint Ventures, at December 31, 2004:

									Encumbrances at December 31, 2004
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2004	Average Occupancy Percent at December 31, 2004	Mortgage Principal (000’s)		Interest Rate		Maturity Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$662.15	98.50%	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$540.79	87.50%	$—	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$660.37	84.18%	$—	(1)		(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$730.36	91.35%	$—	(1)		(1)		(1)
				952	989,808	1,040	$656.94	89.29%	$—
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$610.63	94.62%	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$612.78	90.83%	$—	(1)		(1)		(1)
Westside Creek I	Little Rock, AR	1984	1997	142	147,964	1,042	$693.55	90.14%	$—	(1)		(1)		(1)
Westside Creek II	Little Rock, AR	1986	1997	166	172,972	1,042	$650.49	96.39%	$4,591		8.760%		10/1/2006
				808	699,056	865	$634.03	93.07%	$4,591
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$671.17	97.22%	$—	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$652.50	95.00%	$—	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$729.67	99.17%	$—	(4)		(4)		(4)
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$877.41	95.00%	$—	(2)		(2)		(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,040.15	97.71%	$33,141		6.983%		9/28/2008
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$666.99	99.52%	$7,000	(10)	1.770%	(10)	10/15/2032	(10)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$821.36	93.18%	$—	(2)		(2)		(2)
Cooper’s Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$768.53	99.04%	$—	(6)		(6)		(6)
Hunter’s Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$721.88	94.64%	$—	(7)		(7)		(7)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$703.46	96.63%	$—	(1)		(1)		(1)
Lighthouse Court	Jacksonville, FL	2003	2003	501	556,110	1,110	$932.43	88.42%	$—	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$811.79	92.50%	$—	(1)		(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$843.10	94.79%	$—	(2)		(2)		(2)
St. Augustine	Jacksonville, FL	1987	1995	400	304,400	761	$639.07	89.25%	$—	(6)		(6)		(6)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$692.12	95.74%	$—	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$705.36	93.78%	$—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$719.85	95.47%	$—	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$691.53	97.27%	$—	(6)		(6)		(6)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$729.64	93.96%	$6,805	(2)(3)		(2)(3)		(2)(3)
Paddock Club Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$870.39	96.85%	$—	(2)		(2)		(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$808.02	83.22%	$—	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$736.68	92.38%	$—	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$753.65	96.09%	$—	(1)		(1)		(1)
				7,465	7,299,922	978	$778.17	94.27%	$46,946
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$683.40	96.25%	$—	(1)		(1)		(1)
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$611.01	91.67%	$4,760		2.739%		6/1/2028
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$543.93	95.96%	$—	(1)		(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$632.48	91.67%	$3,480	(15)	1.770%	(15)	5/15/2033	(15)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$744.26	85.45%	$—	(5)		(5)		(5)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$646.27	91.94%	$—	(1)		(1)		(1)
Whisperwood	Columbus, GA	1980/82/ 84/86/98	1997	1,008	1,220,688	1,211	$718.96	95.24%	$—	(1)		(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$567.88	88.42%	$—	(1)		(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$749.93	96.84%	$—	(1)		(1)		(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$878.05	96.88%	$—	(8)		(8)		(8)

									Encumbrances at December 31, 2004
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2004	Average Occupancy Percent at December 31, 2004	Mortgage Principal (000’s)		Interest Rate		Maturity Date
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$542.25	90.74%	$—	(5)		(5)		(5)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$658.04	93.33%	$—	(1)		(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$697.21	94.53%	$—	(7)		(7)		(7)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$605.78	99.31%	$—	(1)		(1)		(1)
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$721.03	95.00%	$—	(1)		(1)		(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$821.88	96.36%	$10,174		7.750%		7/1/2037
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$567.42	96.30%	$—	(1)		(1)		(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$666.02	93.13%	$—	(1)		(1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$613.68	89.58%	$—	(1)		(1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$673.33	96.00%	$9,031		6.850%		11/1/2008
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$677.27	98.68%	$—	(1)		(1)		(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$704.22	94.02%	$—	(1)		(1)		(1)
				5,979	6,384,816	1,068	$683.34	94.41%	$27,445
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$637.02	98.33%	$—	(1)		(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$703.11	96.50%	$9,666		5.875%		1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$815.54	91.35%	$—	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$619.18	93.22%	$—	(1)		(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$617.21	94.57%	$—	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$598.86	89.68%	$—	(1)		(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$607.17	92.19%	$—	(1)		(1)		(1)
				1,748	1,626,966	931	$667.02	93.31%	$9,666
Riverhills	Grenada, MS	1972	1985	96	81,984	854	$407.41	97.92%	$—	(1)		(1)		(1)
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$668.89	94.72%	$—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$624.79	95.89%	$—	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$639.96	96.62%	$5,880	(11)	1.770%	(11)	5/15/2031	(11)
Somerset	Jackson, MS	1981	1995	144	126,864	881	$581.16	95.14%	$—	(1)		(1)		(1)
Woodridge	Jackson, MS	1987	1988	192	175,104	912	$564.30	96.88%	$—	(1)		(1)		(1)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$586.41	94.90%	$—	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$663.88	94.61%	$—	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$649.85	92.89%	$—	(1)		(1)		(1)
				2,130	2,097,240	985	$619.34	95.35%	$5,880
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$601.47	95.36%	$—	(1)		(1)		(1)
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$530.83	96.05%	$—	(1)		(1)		(1)
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$538.55	94.58%	$—	(2)		(2)		(2)
				738	560,326	759	$551.91	95.39%	$—
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$672.94	90.65%	$—	(1)		(1)		(1)
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$660.86	94.57%	$—	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$625.60	95.14%	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$554.50	95.24%	$—	(1)		(1)		(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$589.75	93.75%	$7,735	(12)	1.809%	(12)	5/15/2031	(12)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$702.03	91.96%	$—	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$488.97	97.02%	$—	(9)		(9)		(9)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$501.60	90.80%	$—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$657.71	92.31%	$—	(1)		(1)		(1)

									Encumbrances at December 31, 2004
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2004	Average Occupancy Percent at December 31, 2004	Mortgage Principal (000’s)		Interest Rate		Maturity Date
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$505.10	100.00%	$—	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$495.17	99.52%	$—	(9)		(9)		(9)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$758.58	98.56%	$—	(9)		(9)		(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$601.56	90.76%	$—	(1)		(1)		(1)
				2,604	2,428,756	933	$596.12	94.59%	$7,735
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$519.19	95.57%	$—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$540.94	90.00%	$—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$612.69	93.52%	$—	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$702.24	96.55%	$5,465	(16)	1.770%	(16)	5/15/2033	(16)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$556.77	90.00%	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$614.57	94.00%	$5,095		1.770%		10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$605.12	95.14%	$3,375	(13)	1.770%	(13)	5/15/2031	(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$551.73	93.92%	$—	(1)		(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$635.83	95.08%	$5,056		6.070%		9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$616.61	92.75%	$—	(1)		(1)		(1)
Eastview	Memphis, TN	1973	1984	432	356,400	825	$537.56	79.17%	$—	(1)		(1)		(1)
Gleneagles	Memphis, TN	1975	1990	184	189,520	1,030	$625.01	92.39%	$—	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$583.14	93.15%	$—	(4)		(4)		(4)
Hickory Farm	Memphis, TN	1985	1994	200	150,200	751	$558.43	96.50%	$—	(1)		(1)		(1)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$615.29	94.07%	$—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$658.57	92.88%	$—	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$843.50	98.78%	$—	(4)		(4)		(4)
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$737.66	93.51%	$—	(5)		(5)		(5)
River Trace	Memphis, TN	1981/85	1997	440	370,920	843	$571.97	95.23%	$—	(1)		(1)		(1)
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$800.33	90.42%	$—	(1)		(1)		(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$669.43	100.00%	$—	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$825.53	95.61%	$—	(1)		(1)		(1)
Monthaven Park	Nashville, TN	2001	2004	456	427,728	938	$693.61	96.05%	$23,028		5.000%		1/11/2008
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$584.53	96.82%	$6,645	(17)	1.770%	(17)	2/15/2034	(17)
				7,842	7,317,116	933	$635.37	93.47%	$48,664
Northwood	Arlington, TX	1980	1998	270	224,100	830	$577.69	91.11%	$—	(2)		(2)		(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$628.32	95.57%	$—	(2)		(2)		(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	210	198,240	944	$997.90	96.19%	$11,519		6.983%		9/28/2008
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$616.63	86.11%	$4,050	(18)	1.770%	(18)	10/15/2032	(18)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$533.73	97.70%	$3,585	(19)	1.770%	(19)	2/15/2034	(19)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$758.31	94.96%	$—	(2)		(2)		(2)
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$695.70	85.61%	$—	(8)		(8)		(8)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$656.00	92.67%	$—	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$619.10	93.42%	$—	(2)		(2)		(2)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$659.06	88.08%	$—	(8)		(8)		(8)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$718.42	87.92%	$—	(8)		(8)		(8)
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$908.06	95.78%	$—	(2)		(2)		(2)
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$596.74	87.23%	$—	(8)		(8)		(8)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$787.95	92.19%	$—	(2)		(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$622.38	86.46%	$—	(2)		(2)		(2)

									Encumbrances at December 31, 2004
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2004	Average Occupancy Percent at December 31, 2004	Mortgage Principal (000’s)		Interest Rate		Maturity Date
Highwood	Plano, TX	1983	1998	196	156,800	800	$645.27	90.31%	$—	(4)		(4)		(4)
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$747.43	92.37%	$—	(2)		(2)		(2)
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$618.11	88.46%	$—	(8)		(8)		(8)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$866.43	95.62%	$14,860		6.983%		9/28/2008
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$651.33	95.00%	$—	(8)		(8)		(8)
				5,842	4,890,630	837	$694.30	91.54%	$34,014
Township	Hampton, VA	1987	1995	296	248,048	838	$790.41	95.27%	$10,800	(14)	1.770%	(14)	10/15/2032	(14)
Subtotal 100% Owned				36,618	34,757,112	949	$679.82	93.58%
Joint Venture Properties
Preston Hills at Mill Creek	Buford, GA	2000	2002	464	517,360	1,115	$758.93	94.40%	N/A
Verandas at Timberglen	Dallas, TX	1999	2004	522	500,076	958	$1,124.66	87.93%	N/A
Seasons at Green Oaks	Grand Prairie, TX	1996	2003	300	286,500	955	$782.29	92.00%	N/A
Subtotal Joint Venture Properties				1,286	1,303,936	1,014	$912.83	91.21%
Total 100% Owned and Joint Venture Properties				37,904	36,061,048	951	$687.73	93.50%

(1)	Encumbered by a $600 million FNMA facility, with $574.1 million available and $529.8 million outstanding with a variable interest rate of 3.020% on which there exists thirteen interest rate swap agreements totaling $440 million at an average rate of 5.853% at December 31, 2004.

(2)	Encumbered by a $250 million FNMA facility, with $183.8 available and $173.6 million outstanding, $63.6 million of which had a variable interest rate of 2.967%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920% and $20 milllion with a fixed rate of 5.770% at December 31, 2004.

(3)	Phase I of Paddock Park—Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.

(4)	Encumbered, along with one corporate property, by a mortgage with a principal balance of $40 million at December 31, 2004, with a maturity of April 1, 2009 and an interest rate of 3.419% on which there is a $25 million interest rate swap agreement with a rate of 4.580%.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $12.3 million at December 31, 2004.

(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $13.8 million at December 31, 2004, and an average interest rate of 5.867%.

(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $12.7 million at December 31, 2004, and an average interest rate of 5.177%.

(8)	Encumbered by a $100 million Freddie Mac facility, with an outstanding balance of $65.4 million and a variable interest rate of 3.061% on which there exists three interest rate swap agreements totaling $51 million at an average rate of 5.280 at December 31, 2004.

(9)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $8.5 million at December 31, 2004, and an average interest rate of 6.090%.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 3.948% and maturing on October 24, 2007.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.049% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.049% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.049% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 3.948% and maturing on October 24, 2007.

(15)	Encumbered by $3.5 million in bonds on which there exist a $3.0 million interest rate swap agreement fixed at 2.301% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds on which there exists a $5.0 million interest rate swap agreement fixed at 3.226% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.622% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 3.084% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.0% which terminates on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 3.084% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.622% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 3.084% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company. The Company is presently subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the business, financial condition, liquidity or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “MAA” since its initial public offering in February 1994. On February 28, 2005, the reported last sale price of the Company’s common stock on the NYSE was $37.56 per share, and there were approximately 1,500 holders of record of the common stock. The Company estimates there are approximately 11,000 beneficial owners of its common stock. On February 28, 2005, there was one holder of record of the 9-1/4% Series F Cumulative Redeemable Preferred Stock (“Series F”), three holders of record of the 8-5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) and approximately 18 holders of record of the 8.30% Series H Cumulative Redeemable Preferred Stock (“Series H”). The following table sets forth the quarterly high and low sales prices of the Company’s common stock as reported on the NYSE and the dividends declared by the Company with respect to the periods indicated.

	Sales Prices
	High	Low	Dividends Declared
2004:
First Quarter	$37.400	$33.420	$0.585
Second Quarter	$38.640	$30.750	$0.585
Third Quarter	$40.900	$35.130	$0.585
Fourth Quarter	$41.740	$37.920	$0.585

2003:
First Quarter	$24.980	$23.100	$0.585
Second Quarter	$27.450	$23.670	$0.585
Third Quarter	$31.450	$26.740	$0.585
Fourth Quarter	$34.290	$30.020	$0.585

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

The Company currently pays a preferential regular distribution on the Series F stock, Series G stock and Series H stock at annual rates of $2.3125, $2.15625 and $2.075 per share, respectively. No distribution may be made on the Company’s common stock unless all accrued distributions have been made with respect to each series of the Company’s preferred stock. No assurance can be given that the Company will be able to maintain its distribution rate on its common stock or make required distributions with respect to the Series F, Series G and Series H preferred stock.

The Company expects to make future quarterly distributions to shareholders; however, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

The Company has established the Direct Stock Purchase and Distribution Reinvestment Plan (the “DRSPP”) under which holders of common stock, preferred stock and limited partnership interests in Mid-America Apartments, L.P. can elect automatically to reinvest their distributions in additional shares of common stock. The plan also allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. The Company, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of common stock or repurchase common stock in the open market. The Company may elect to sell shares under the DRSPP at up to a 5% discount.

In 2004, the Company issued a total of 413,598 shares through its DRSPP and offered a 2% discount for optional cash purchases in the months of August through December.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2004.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	674,066	$24.30	606,599

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	674,066	$24.30	606,599

(1)	Columns (a) and (b) above do not include 104,698 shares of restricted stock that are subject to vesting requirements which were issued through the Company’s Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan or 43,401 shares of common stock which have been purchased by employees through the Employee Stock Purchase Plan. See Note 8 of the consolidated financial statements for more information on these plans.

(2)	Column (c) above includes 500,000 shares available to be issued under the Company’s 2004 Stock Plan and 106,599 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Note 8 of the consolidated financial statements for more information on these plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for the Company. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Total revenues	$267,784	$236,762	$228,851	$228,015	$222,131
Expenses:
Property operating expenses	112,748	98,692	90,869	87,658	84,638
Depreciation	68,653	58,074	54,285	51,091	50,898
Property management and general and administrative expenses	19,597	15,670	15,298	16,083	14,826
Income from continuing operations before non-operating items	66,786	64,326	68,399	73,183	71,769
Interest and other non-property income	593	835	729	1,301	1,511
Interest expense	(50,858)	(44,991)	(48,381)	(51,487)	(49,556)
Gain (loss) on debt extinguishment	1,095	111	(1,441)	(1,189)	(243)
Amortization of deferred financing costs	(1,753)	(2,050)	(2,700)	(2,339)	(2,748)
Minority interest in operating partnership income	(2,264)	(1,360)	(388)	(2,417)	(2,587)
Loss from investments in unconsolidated entities	(287)	(949)	(532)	(296)	(157)
Net gain on insurance and other settlement proceeds	2,683	2,860	397	11,933	11,595
Gain on disposition within unconsolidated entities	3,249	—	—	—	—
Income from continuing operations	19,244	18,782	16,083	28,689	29,584
Discontinued operations:
Income (loss) from discontinued operations before asset impairment, settlement proceeds and gain on sale	(197)	(577)	58	9	203
Asset impairment of discontinued operations	(200)	—	—	—	—
Net gain on insurance and other settlement proceeds of discontinued operations	526	82	—	—	—
Gain on sale of discontinued operations	5,825	1,919	—	—	—
Net income	25,198	20,206	16,141	28,698	29,787
Preferred dividend distribution	14,825	15,419	16,029	16,113	16,114
Premiums and original issuance costs associated with the redemption of preferred stock	—	5,987	2,041	—	—
Net income (loss) available for common shareholders	$10,373	$(1,200)	$(1,929)	$12,585	$13,673

	Year Ended December 31,
	2004	2003	2002	2001	2000
Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	20,317	18,374	17,561	17,427	17,544
Effect of dilutive stock options	335	—	—	105	53
Diluted	20,652	18,374	17,561	17,532	17,597
Net income (loss) available for common shareholders	$10,373	$(1,200)	$(1,929)	$12,585	$13,673
Discontinued property operations	(5,954)	(1,424)	(58)	(9)	(203)
Income (loss) from continuing operations available for common shareholders	$4,419	$(2,624)	$(1,987)	$12,576	$13,470
Earnings per share—basic:
Income (loss) from continuing operations available for common shareholders	$0.22	$(0.14)	$(0.11)	$0.72	$0.77
Discontinued property operations	0.29	0.07	—	—	0.01
Net income (loss) available for common shareholders	$0.51	$(0.07)	$(0.11)	$0.72	$0.78
Earnings per share—diluted:
Income (loss) from continuing operations available for common shareholders	$0.21	$(0.14)	$(0.11)	$0.72	$0.77
Discontinued property operations	0.29	0.07	—	—	0.01
Net income (loss) available for common shareholders	$0.50	$(0.07)	$(0.11)	$0.72	$0.78

Balance Sheet Data:
Real estate owned, at cost	$1,862,850	$1,695,111	$1,478,793	$1,449,720	$1,430,378
Real estate assets, net	$1,459,952	$1,351,849	$1,192,539	$1,216,933	$1,244,475
Total assets	$1,522,307	$1,406,533	$1,239,467	$1,263,488	$1,303,771
Total debt	$1,083,473	$951,941	$803,703	$779,664	$781,089
Minority interest	$31,376	$32,019	$33,405	$43,902	$50,020
Shareholders’ equity	$357,325	$361,294	$338,171	$398,358	$435,356

Other Data (at end of period):
Market capitalization (shares and units)	$1,145,183	$939,581	$673,431	$709,224	$634,903
Ratio of total debt to total capitalization(1)	48.6%	50.3%	54.4%	52.4%	55.2%
Number of properties, including joint venture ownership interest(2)	132	127	123	122	124
Number of apartment units, including joint venture ownership interest(2)	37,904	35,734	33,923	33,411	33,612

(1)	Total capitalization is total debt and market capitalization of preferred shares (value based on $25 per share liquidation preference), common shares and partnership units (value based on common stock equivalency).

(2)	Property and apartment unit totals have not been adjusted for properties held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Annual Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, planned asset dispositions, disposition pricing, planned acquisition and developments, property financings, and expected interest rates. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company’s ability to make distributions may be adversely affected by factors beyond its control

The Company’s ability to generate sufficient cash flow in order to pay common dividends to its shareholders depends on its ability to generate funds from operations in excess of capital expenditure requirements and common dividends, and/or to have access to the markets for debt and equity financing. Funds from operations and the value of the Company’s properties may be less because of factors which are beyond the Company’s control. Such events or conditions could include:

•	competition from other apartment communities;

•	overbuilding of new apartment units or oversupply of available apartment units in the Company’s markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;

•	the Company’s inability to rent apartments on favorable economic terms;

•	changes in governmental regulations and the related costs of compliance;

•	changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	changes in interest rate levels and the availability of financing, which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase the Company’s acquisition and operating costs (if interest rates increase and financing is less readily available);

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	decisions relating to the dispositions of assets by the Company’s Joint Ventures; and

•	the relative illiquidity of real estate investments.

Currently, the Company relies on external funding sources to fully fund the payment of distributions to shareholders at the current rate. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, any significant and sustained deterioration in operations could result in the Company’s financial resources being insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate. Any decline in the Company’s funds from operations could adversely affect the Company’s ability to make distributions to its shareholders or to met its loan covenants and could have a material adverse effect on the Company’s stock price.

Debt level and refinancing risk may adversely affect financial condition and operating results

At December 31, 2004, the Company had total debt outstanding of $1.083 billion. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate the Communities or pay distributions required to be paid in order for the Company to maintain its qualification as a REIT. The Company currently intends to limit its total debt to approximately 60% of the undepreciated book value of its assets, although the Company’s charter and bylaws do not limit its debt levels. Circumstances may cause the Company to exceed that target from time to time. As of December 31, 2004, the Company’s ratio of debt to undepreciated book value was approximately 56%. The Company’s Board of Directors can modify this policy at any time which could allow the Company to become more highly leveraged and decrease its ability to make distributions to its shareholders. In addition, the Company must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect the Company’s financial condition and/or its funds from operations.

Variable interest rates may adversely affect funds from operations

At December 31, 2004, effectively $201.6 million of the Company’s debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. An additional $50 million also bore interest at a variable rate at December 31, 2004, but was hedged by an interest rate swap that becomes operative in May 2005. In addition, the Company may incur additional debt in the future that also bears interest at variable rates. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s funds from operations and the amounts available to pay distributions to shareholders.

The Company’s $950 million secured credit facilities with Prudential Mortgage Capital, credit enhanced by Fannie Mae, are predominately floating rate facilities. The Company also has a $100 million credit facility with Freddie Mac which is a variable rate facility. These facilities represent the majority of the variable interest rates the Company was exposed to at December 31, 2004. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, the Company will be exposed to the risks of varying interest rates.

Increasing real estate taxes and insurance costs may negatively impact financial condition

Because the Company has substantial real estate holdings, the cost of real estate taxes and insuring its Communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations which can be widely outside of the control of the Company. If the costs associated with real estate taxes and insurance should rise, the Company’s financial condition could be negatively impacted and the Company’s ability to pay its dividend could be affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions.

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

Capitalization of expenditures and depreciation of assets

The Company carries its real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, and 3 to 5 years for computers and software, all of which are judgmental determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by the Company in order to elevate the condition of the property to the Company’s standards are capitalized as incurred.

Impairment of long-lived assets, including goodwill

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). The Company evaluates its goodwill for impairment on an annual basis in the Company’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

In accordance with Statement 144, long-lived assets, such as real estate assets, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of derivative financial instruments

The Company utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under Statement No. 133 as amended requires the Company to make estimates and judgments that affect the fair value of the instruments.

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. While the Company’s calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the cash flows of the hedging instruments and the underlying hedged item are measured by the Company before entering into the hedging relationship and have been found to be highly correlated.

The Company performs ineffectiveness tests using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the interest rate swaps and caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2004

The Company’s results for 2004 were positively impacted by both internal and external growth.

The Company achieved internal growth in 2004 as same store operating results were helped by early signs of economic recovery in the Company’s geographic areas of operation. Occupancy performance improved from the prior year, but was somewhat offset by a continued use of a higher than historical level of rental concessions.

The Company grew externally during 2004 by following its acquisition strategy to invest in large and mid-sized growing markets in the southeastern United States and in Texas. The Company acquired six properties in 2004.

The financings and acquisitions made during 2004 helped the Company continue its strategy of improving the flexibility of its balance sheet and enhancing its ability to strengthen its dividend coverage.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2004, 2003, and 2002. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2004, the total number of apartment units the Company owned or had an ownership interest in, including the properties owned by the Company’s Joint Ventures was 37,904 in 132 Communities compared to the 35,734 apartment units in 127 Communities owned at December 31, 2003, and the 33,923 apartment units in 123 Communities owned at December 31, 2002. For properties owned 100% by the Company, the average monthly rental per apartment unit, excluding units in lease-up, increased to $680 at December 31, 2004 from $667 at December 31, 2003 and $661 at December 31, 2002. For these same units, overall occupancy at December 31, 2004, 2003 and 2002 was 93.6%, 92.7%, and 91.9%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003

Comparisons of income from property operations for the years ended December 31, 2004 and 2003 were impacted by various factors. As a result of the buyout in August of 2003 of the partnership interest in Bre/Maac Associates, LLC, (the “BreMaac Buyout”), the Company’s joint venture with Blackstone Real Estate Advisors (“Blackstone”), the Company’s consolidated financial statements for 2003 include the impact of approximately only four months of operations of the 10 properties which were previously owned by the joint venture and accounted for using the equity method. The Company’s consolidated financial statements for 2004 include a full twelve months of operations for these 10 properties. The Company’s consolidated financial statements for 2003 also included only partial year results for the four properties acquired during 2003 (one of which was subsequently transferred to Mid-America CH/Realty, LP, the Company’s joint venture with Crow Holdings (the “Green Oaks Transfer”)). The Company also acquired an additional six properties during the course of 2004. During 2003, the Company had two development communities which completed lease-up. Finally, the Company’s performance during 2004 and 2003 was impacted by changes in performance of the communities that were held throughout both periods.

Property revenues for the year ended December 31, 2004, increased by approximately $31,262,000 from the year ended December 31, 2003 due to (i) a $12,481,000 increase in property revenues from the BreMaac Buyout, (ii) a $7,759,000 increase in property revenues from the six communities acquired in 2004 (the “2004 Acquisitions”), (iii) a $7,372,000 increase in property revenues from the acquisitions of the Los Rios Park, Lighthouse Court and Legacy Pines communities in 2003 (the “2003 Acquisitions”), (iv) a $4,062,000 increase in property revenues from the communities held throughout both periods, and (v) a $189,000 increase in property revenues from the communities in lease-up in 2003 (the “Communities in Lease-up”). These increases were partially offset by a decrease in property revenues of $601,000 due to the Green Oaks Transfer.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2004, increased by approximately $14,056,000 from the year ended December 31, 2003, due primarily to increases of property operating expenses of (i) $6,008,000 from the BreMaac Buyout, (ii) $3,966,000 from the 2003 Acquisitions, (iii) $3,307,000 from the 2004 Acquisitions, (iv) $593,000 from the communities held throughout both periods, (v) $514,000 from expenses related to the extraordinary hurricane season in 2004, and (vi) $27,000 from the Communities in Lease-up. These increases were partially offset by a decrease in property operating expenses of $359,000 from the Green Oaks Transfer.

Depreciation expense increased by approximately $10,579,000 primarily due to the increases of depreciation expense of (i) $3,659,000 from the 2003 Acquisitions, (ii) $3,362,000 from the 2004 Acquisitions, (iii) $2,781,000 from the BreMaac Buyout, and (iv) $802,000 from the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $25,000 from the Communities in Lease-up.

Property management expenses increased by approximately $1,922,000 from the year ended December 31, 2003 to the year ended December 31, 2004 partially due to increased personnel expenses and incentive compensation related to property acquisitions. General and administrative expenses increased by approximately $2,005,000 over this same period partially related to expenses associated with the implementation of new property management software and expenses resulting from new regulatory requirements.

Interest expense increased approximately $5,867,000 from 2003 due primarily to the increase in the amount of debt outstanding from 2003. The Company’s average borrowing cost at December 31, 2004 and 2003 was 5.4%.

For the year ended December 31, 2004, the Company recorded a total of approximately $9,074,000 in gains from two property sales, of which approximately $3,249,000 represented the Company’s share of the gain from the sale of a property which was owned by one of the Company’s joint ventures. In 2003, the Company sold one property and recorded a gain of approximately $1,919,000.

In 2004 and 2003, the Company refinanced the debt on several of its communities primarily to take advantage of the lower interest rate environment. This resulted in gains of approximately $1,095,000 and $111,000 related to the early extinguishment of debt in 2004 and 2003, respectively.

For the years ended December 31, 2004, and 2003, the Company recorded net gains on insurance and other settlement proceeds totaling approximately $2,683,000, mainly related to insurance settlements from fires at some of the Company’s Communities, and approximately $2,860,000, mainly related to insurance settlements from the fire at the Company’s headquarters in March 2002, respectively.

Primarily as a result of the foregoing, net income increased by $4,992,000 in 2004 over 2003.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002

Comparisons of income from property operations for the years ended December 31, 2003 and 2002 were impacted by four main factors. First, as a result of the BreMaac Buyout the Company’s consolidated financial statements for 2003 include the impact of only four months of operations of the 10 properties which were previously owned by the joint venture and accounted for using the equity method. Second, the Company acquired four properties in 2003 (one of which was subsequently transferred to Mid-America CH/Realty, LP, the Company’s joint venture with Crow Holdings). Third, during the years 2003 and 2002, the Company still had three development communities which were in various stages of lease-up (the “Development Communities”). Finally, the Company’s performance during 2003 and 2002 was impacted by changes in performance of the communities that were held throughout both periods.

Property revenues for 2003 increased by approximately $7,864,000 due primarily to increases of (i) $6,156,000 from the BreMaac Buyout, (ii) $3,841,000 from the 2003 Acquisitions and the purchase of the Green Oaks apartments, and (iii) $1,431,000 from the Development Communities. These increases were partially offset by a decrease in property revenues of $3,564,000 from the communities owned throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for 2003 increased by approximately $7,823,000 due primarily to increases of (i) $2,999,000 due to the BreMaac Buyout, (ii) $2,623,000 from the communities held throughout both periods, (iii) $1,908,000 due to the 2003 Acquisitions and the purchase of the Green Oaks apartments, and (iv) $293,000 due to the Development Communities.

Depreciation and amortization expense increased by approximately $3,789,000 from the prior year primarily due to increases of (i) $2,304,000 due to the BreMaac Buyout, (ii) $1,460,000 due to the 2003 Acquisitions, (iii) $1,000 due to the communities owned throughout both periods and (iv) $24,000 from the Development Communities.

Property management expenses decreased approximately $198,000 as compared to the prior year. The decrease was mainly due to reductions in bonuses. General and administrative expense increased approximately $570,000 as compared to the prior year. This increase was mainly related to increased compensation incentives and salaries, partially related to the addition of new personnel hired to address recent regulatory requirements.

Interest expense decreased approximately $3,390,000 from 2002 due primarily to the Company’s ability to take advantage of the decline in interest rates in 2002 and 2003. The Company’s average borrowing cost at December 31, 2003 was 5.4% as compared to 5.8% on December 31, 2002.

For the years ended December 31, 2003, and 2002, the Company recorded net gains on insurance and other settlement proceeds totaling approximately $2,860,000, mainly related to insurance settlements from the fire at the Company’s headquarters in March 2002, and approximately $397,000, primarily related to insurance settlements, respectively.

In 2003 and 2002, the Company refinanced several of its communities primarily to take advantage of the lower interest rate environment. This resulted in a gain of approximately $111,000 related to the early extinguishment of debt in 2003 and a loss of approximately $1,441,000 in 2002.

In 2003, the Company recorded a gain on discontinued operations of approximately $1,919,000 related to the sale of the Crossings apartments in 2003. No properties were sold in 2002.

Primarily as a result of the foregoing, net income increased by approximately $4,065,000 in 2003 over 2002.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) represents net income (computed in accordance with U.S. generally accepted accounting principles, or “GAAP”) excluding extraordinary items, minority interest in Operating Partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

In response to the Securities and Exchange Commission’s Staff Policy Statement relating to EITF Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, the Company has included the amount charged to retire preferred stock in excess of carrying values in its FFO calculation.

The Company’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful to investors in understanding the Company’s operating performance in that such calculation excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income for the years ended December 31, 2004, 2003 and 2002 (dollars and shares in thousands):

	Years ended December 31,
	2004	2003	2002
Net income	$25,198	$20,206	$16,141
Depreciation real estate assets	67,302	56,701	52,928
Net gain on insurance and other settlement proceeds	(2,683)	(2,860)	(397)
Gain on disposition within unconsolidated entities	(3,249)	—	—
Net gain on insurance and other settlement proceeds of discontinued operations	(526)	(82)	—
Depreciation real estate assets of discontinued operations	681	1,022	978
Gain on sale of discontinued operations	(5,825)	(1,919)	—
Depreciation real estate assets of unconsolidated entities	1,688	2,345	1,430
Gain on sale of non-depreciable assets	—	—	(45)
Preferred dividend distribution	(14,825)	(15,419)	(16,029)
Minority interest in operating partnership income	2,264	1,360	388
Premiums and original issuance costs associated with the redemption of preferred stock	—	(5,987)	(2,041)
Funds from operations	$70,025	$55,367	$53,353

Weighted average shares and units:
Basic	22,981	21,093	20,415
Diluted	23,316	21,354	20,613

FFO increased during 2004 by approximately $14,658,000 to $70,025,000 versus $55,367,000 in 2003 principally because of the addition of properties through the BreMaac Buyout and 2003 and 2004 Acquisitions as previously reviewed in the net income discussion above. FFO for 2002 was $53,353,000. FFO for 2003 and 2002 included charges of $5,987,000 and $2,041,000, respectively, for premiums and original issuance costs associated with the redemption of preferred stock.

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

As part of its strategy to create continued stable and growing performance, the Company maintains a portfolio of properties diversified across large metropolitan markets, mid-sized markets, and smaller tier markets, as defined by population levels. During the economic downturn, the Company’s smaller-tier and mid-sized markets produced more stable performance, while its larger metropolitan markets proved more susceptible to declining job formation and apartment supply imbalances.

The Company is beginning to see indications of stronger job growth in many of its markets, which could indicate an improvement in the general economic environment. As (and if) the economic environment improves, the Company expects to see more household formations and increasing interest rates, which the Company believes will combine to increase the number of apartment renters and decrease the construction of new apartment units.

While increasing interest rates will increase the Company’s cost of borrowing, the Company expects that this increase in demand will also generate stronger property performance across the Company’s portfolio. The Company’s large-tier markets, which have been under the most pressure during the economic downturn, should begin to absorb the oversupply of new apartment units and return to historical occupancy and pricing levels, while the Company’s smaller-tier and mid-sized markets will also benefit from improving market fundamentals which support continued stable growth.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $11,709,000 to $88,229,000 for 2004 compared to $76,520,000 for 2003 mainly related to the growth of the Company through the BreMaac Buyout and the 2003 Acquisitions and 2004 Acquisitions.

Net cash used in investing activities remained relatively stable, increasing from approximately $139,555,000 in 2003 to $168,383,000 in 2004. A total of approximately $138,688,000 was invested in 2003 to acquire properties (including the BreMaac Buyout), this compares to approximately $155,088,000 in 2004. These amounts were only slightly offset by proceeds from dispositions of assets of approximately $26,247,000 in 2003 and $15,679,000 in 2004.

Capital improvements to existing real estate assets during 2004 and 2003 totaled approximately $30,413,000 and $22,832,000, respectively. Recurring capital expenditures were approximately $13,012,000 and $12,846,000, respectively during 2004 and 2003.

Net cash provided by financing activities increased approximately $18,812,000 to $80,492,000 in 2004 from $61,680,000 in 2003. Cash provided from financing activities from credit lines and notes payable increased approximately $58,839,000 from 2003 to 2004 as the Company took advantage of refinancing opportunities to manage interest expense and help accommodate property acquisitions. Proceeds from issuances of common shares and units decreased approximately $34,628,000 from 2003 to 2004 as the Company sold 1,765,000 shares of common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. and to Scudder RREEF Real Estate Fund II, Inc. in 2003 to partially fund the BreMaac Buyout and acquisitions in 2003. In 2004 the Company issued approximately 414,000 shares of common stock through its Direct Stock Purchase and Distribution Reinvestment Plan as compared to 31,484 shares in 2003, as the Company granted a total of $15 million in waivers for purchases from August 2004 to December 2004.

In the first three months of 2004, the Company refinanced $2.3 million of bonds using its secured credit facility with a group of banks led by AmSouth Bank (the “AmSouth Facility”). The Company refinanced an additional $14.3 million of bonds using its tax-free bond facility, credit enhanced by the Federal National Mortgage Association (“FNMA”) (the “Tax-Free Bond Facility”). The Company also refinanced a total of $52.8 million representing the debt on six of the properties it acquired through its partnership buyout of Bre/Maac Associates, LLC in 2003 using a renegotiated secured credit facility with Prudential Mortgage Capital, credit enhanced by FNMA (the “FNMA Facility”).

During the three month period ended June 30, 2004, the Company refinanced an $11.2 million mortgage using its existing FNMA Facility. The Company amended the AmSouth Facility to extend the maturity by one year and increased the loan to value from 57% to 65%, effectively increasing the borrowing base from $31.7 million to $37.9 million. The Company also paid off the mortgages of five properties. The five properties were then used to collateralize a loan under a new credit agreement with Financial Federal Savings Bank, which was subsequently purchased and credit enhanced by Freddie Mac (the “Freddie Mac Facility”). The Freddie Mac Facility has a commitment amount of $100 million and a maturity date of July 1, 2011.

During the three month period ended September 30, 2004, the Company refinanced the debt on the remaining four properties it acquired through its partnership buyout of Bre/Maac Associates, LLC in 2003 using the FNMA Facility. The Company also borrowed a total of $31 million from its Freddie Mac Facility in the third quarter of 2004 which is collateralized by the Watermark and Prescott apartments purchased in 2004.

During the three month period ended December 31, 2004, the Company paid off the individual mortgages of five properties using its FNMA Facility. The Company also used the FNMA Facility to pay off loans maturing on three properties with Prudential totaling $47.5 million.

At December 31, 2004, the Tax-Free Bond Facility and the FNMA Facility (together the “FNMA Facilities”) had a combined credit line limit of $950 million, $839 million of which was available to borrow. The FNMA Facilities have multiple maturity traunches that range from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62%.

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

The Company uses interest rate swaps to manage its current and future interest rate risk. As of December 31, 2004, the Company had 23 interest rate swaps in effect with a total notional amount of $519 million. These swaps have to date proven to be highly effective hedges. The Company has also entered into a future interest rate swap which will go into effect in the second quarter of 2005. The Company had three interest rate cap agreements in effect as of December 31, 2004, representing a total notional amount of $22.6 million.

The weighted average interest rate at December 31, 2004, for the $1.083 billion of debt outstanding was 5.4% compared to 5.4% on $952 million of debt outstanding at December 31, 2003. Summary details of the debt outstanding at December 31, 2004 follows in the table below:

	Line Limit	Line Availability	Outstanding Balance/ Notional Amount	Interest Rate	Rate Maturity	Contract Maturity
COMBINED DEBT
Fixed Rate or Swapped
Conventional			$721,327,184	6.4%	1/28/2010	8/28/2012
Tax Exempt			87,960,000	4.8%	6/30/2015	12/24/2018
Subtotal Fixed Rate or Swapped			809,287,184	6.2%	8/31/2010	5/5/2013
Variable Rate
Conventional			240,756,100	3.1%	3/1/2005	9/21/2011
Tax Exempt			10,855,004	2.6%	1/31/2005	5/30/2020
Capped			22,575,000	2.8%	10/3/2008	3/1/2014
Subtotal Variable Rate			274,186,104	3.1%	6/15/2005	4/7/2012
Total Combined Debt Outstanding			$1,083,473,288	5.4%	5/6/2009	1/26/2013
UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$121,065,184	6.6%	11/22/2014	11/22/2014
Tax Exempt Fixed Rate			34,995,000	5.7%	4/9/2026	4/9/2026
Tax Exempt Variable Rate			4,760,004	2.7%	1/31/2005	6/1/2028
FNMA Credit Facilities
Tax Free Variable Rate Bond Facility
Tax Free Borrowings	$88,280,000	$69,915,000	69,915,000	2.7%	1/31/2005	3/1/2014
Taxable Borrowings	11,720,000	11,720,000	11,720,000	3.1%	1/31/2005	3/1/2014
Facility I
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	1/10/2009	1/10/2009
Extended Fixed Rate Borrowings (1)			24,262,000	2.8%	5/1/2005	12/1/2011
Variable Rate Borrowings	140,000,000	73,769,000	39,367,000	3.0%	3/31/2005	12/1/2011
Facility II
Variable Rate Borrowings	600,000,000	574,056,000	529,753,000	3.0%	3/1/2005	5/28/2013
Subtotal FNMA Facilities	950,000,000	839,460,000	785,017,000	3.6%	9/15/2005	9/30/2012
Freddie Mac Credit Facility	100,000,000	65,374,000	65,374,000	3.1%	3/13/2005	7/1/2011
AmSouth Credit Facility	40,000,000	32,061,333	12,262,100	4.5%	1/31/2005	5/24/2006
Union Planters Mortgage			40,000,000	3.4%	1/31/2005	4/1/2009
Compass Bank Unsecured Note			20,000,000	2.8%	2/10/2005	2/10/2005
Total Underlying Debt Outstanding			$1,083,473,288	3.9%	4/28/2007	1/28/2013
HEDGING INSTRUMENTS IN EFFECT
Taxable Interest Rate Swaps
FNMA Facility			$390,000,000	5.9%	9/3/2008	9/3/2008
Freddie Mac Facility			51,000,000	5.3%	6/1/2011	6/1/2011
Union Planters Mortgage			25,000,000	4.0%	3/1/2009	3/1/2009
Tax Exempt Interest Rate Swaps
FNMA Tax Free Bond Facility			52,965,000	4.1%	5/17/2008	5/17/2008
Total Swaps			$518,965,000	5.6%	12/7/2008	12/7/2008
Interest Rate Caps
FNMA Tax Free Bond Facility			$22,575,000	6.0%	10/3/2008	10/3/2008
HEDGING INSTRUMENTS NOT IN EFFECT
Future Interest Rate Swaps
FNMA Facility			$50,000,000	5.2%	5/1/2012	5/1/2012

(1)	Represents variable rate debt that reprices after nine months.

On July 10, 2003, in an underwritten public offering, the Company sold 5,600,000 shares of its 8.30% Series H Cumulative Redeemable Preferred Stock (“Series H”) at $25 per share less an underwriting discount of $0.7875 per share. The net proceeds of the sale were applied to the redemption of all the issued and outstanding shares of the Company’s 9.5% Series A Cumulative Preferred Stock and 9-3/8% Series C Cumulative Redeemable Preferred Stock as well as 1,600,000 shares of the 1,938,830 issued and outstanding shares of the Company’s 8-7/8% Series B Cumulative Preferred Stock (“Series B”) on August 12, 2003.

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

On August 22, 2003, the Company sold 700,000 shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. The stock was sold at a price of $28.40 per share. The $19,870,000 in net proceeds from the sale were used to partially fund the BreMaac Buyout.

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

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $785 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with threemonth LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the year ended December 31, 2004, the Company’s net cash provided by operating activities was approximately $10.7 million short of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares. This compared to a shortfall of approximately $9.5 million for the same period in 2003. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt as of December 31, 2004 (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt (1)	$23,954	$20,816	$4,199	$85,165	$41,640	$907,699	$1,083,473
Capital Lease	—	—	—	—	—	—	—
Operating Lease	—	—	—	—	—	—	—
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities							—
Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—	—	—
Total	$23,954	$20,816	$4,199	$85,165	$41,640	$907,699	$1,083,473

(1)	Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint venture with Blackstone (terminated in 2003) was established in order to raise capital through asset sales to fund development (while acquiring management fees to help offset the reduction in FFO from the sale), share repurchases, and other capital requirements. The Company’s joint ventures with Crow Holdings were established to acquire approximately $200 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 11.

The Company’s investments in its real estate joint ventures are unconsolidated and are recorded on the equity method as the Company does not have a controlling interest. The Company has a mezzanine loan in the amount of $4.5 million at an average rate of 9% receivable from its joint venture, Mid-America CH/Realty, LP.

INSURANCE

The Company put in place a new property and casualty insurance policy effective July 1, 2004. The policy is substantially the same as last year. In the opinion of management, property and casualty insurance is in place that provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Company’s liquidity, financial position, or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement

123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company does not believe the adoption of Statement 123(R) will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (“Statement 152”). Statement 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of Statement 152 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of Statement 153 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 2004, 48.6% of the Company’s total capitalization consisted of borrowings. The Company’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, and caps to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable debt or on future refinancings. The Company does not enter into derivative instruments for trading purposes. Approximately 75% of the Company’s outstanding debt was subject to fixed rates after considering related derivative instruments with a weighted average of 6.2% at December 31, 2004. After considering the $50 million forward interest rate swap which becomes operative in May 2005, approximately 79% of the Company’s debt was fixed or hedged by interest rate swaps or caps at December 31, 2004. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For the Company’s interest rate swaps and caps, the table presents the notional amount of the swaps and caps and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in 000’s).

	2005	2006	2007	2008	2009	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (1)	$24,262	$24,591	—	$116,579	$65,000	$59,890	$290,322	$240,519
Average interest rate	2.79%	6.33%	—	6.57%	7.71%	6.10%	6.39%
Variable Rate (1)	$20,000	$12,262	—	—	$40,000	$720,889	$793,151	$793,151
Average interest rate	2.83%	4.50%	—	—	3.42%	2.99%	3.03%
Interest Rate Swaps (2)
Variable to Fixed	$75,000	$25,000	$92,800	$74,935	$35,230	$266,000	$568,965	$(14,598)
Average Pay Rate	6.67%	7.49%	5.89%	5.46%	3.88%	5.20%	5.56%
Interest Rate Cap
Variable to Fixed	—	—	$6,805	—	$15,770	—	$22,575	$66
Average Pay Rate	—	—	6.00%	—	6.00%	—	6.00%

(1)	Excluding the effect of interest rate swap and cap agreements.

(2)	Includes the Company’s forward interest rate swap agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-26 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has an investment in two unconsolidated entities which are not under its control. Consequently, the Company’s disclosure controls and procedures with respect to these entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is responsible for establishing and maintaining effective internal controls over financial reporting pursuant to Rule 13a-15(f) of the Exchange Act. As of December 31, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal controls over financial reporting. Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the effectiveness of internal control over financial reporting. Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s assessment has been attested to by KPMG LLP the independent registered public accounting firm who audits the Company’s consolidated financial statements.

MANAGEMENT’S EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

During the Company’s evaluation of internal controls over financial reporting, management identified items which would have been classified as deficiencies or significant deficiencies within the framework utilized by management to assess the effectiveness of internal control over financial reporting. Management communicated these items to the Audit Committee of the Board of Directors of the Company and all of the significant deficiencies were either remediated or the Company had a remediation plan in place as of the end of the period covered by this report. No material weaknesses were identified by management during its assessment.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-4
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-6
	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002	F-8

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (d) of this Item 14:
	Schedule III—Real Estate Investments and Accumulated Depreciation as of December 31, 2004	F-27

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Numbers	Exhibit Description
3.1+	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994
3.2******	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994
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

Exhibit Numbers	Exhibit Description
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

3.11*	Bylaws of Mid-America Apartment Communities, Inc.
4.1+	Form of Common Share Certificate
4.2**	Form of 9.5% Series A Cumulative Preferred Stock Certificate
4.3***	Form of 8-7/8% Series B Cumulative Preferred Stock Certificate
4.4****	Form of 9-3/8% Series C Cumulative Preferred Stock Certificate
4.5@	Form of 9.5% Series E Cumulative Preferred Stock Certificate
4.6*****	Form of 9-1/4% Series F Cumulative Preferred Stock Certificate
4.7@	Form of 8.30% Series G Cumulative Preferred Stock Certificate
4.8@	Form of 8.30% Series H Cumulative Preferred Stock Certificate
4.9+++	Shareholder Protection Rights Agreement dated March 1, 1999
10.1###	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership
10.2+++	Employment Agreement between the Registrant and H. Eric Bolton, Jr.
10.3+++	Employment Agreement between the Registrant and Simon R.C. Wadsworth
10.4#	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan
10.5+++	Revolving Credit Agreement (Amended and Restated) between the Registrant and AmSouth Bank dated March 16, 1998
10.6+++	Sixth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated November 12, 1999
10.7##	Seventh Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated July 21, 2000
10.8###	Eighth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated April 19, 200l
10.9@	AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003
10.10	First Amendment to Amended and Restated Revolving Credit Agreement dated May 19, 2004
10.11+++	Master Credit Facility Agreement between the Registrant and WMF Washington Mortgage Corp. dated November 10, 1999
10.12@
Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004

Exhibit Numbers	Exhibit Description
10.13	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated March 31, 2004
10.14	Second Amendment to Second Amended and Restated Master Credit Facility Agreement dated April 30, 2004
10.15	Third Amendment to Second Amended and Restated Master Credit Facility Agreement dated August 3, 2004
10.16	Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement dated August 31, 2004
10.17	Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 1, 2004
10.18	Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement dated December 1, 2004
10.19	Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement dated December 15, 2004
10.20@
Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 31, 2004

10.21	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement dated as of August 3, 2004
10.22	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement dated as of December 1, 2004
10.23+	Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America
10.24+	Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America
10.25@	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated June 1, 2001
10.26@	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002
10.27@	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003
10.28	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Sunset Valley Apartments, Texas)
10.29	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas)
10.30	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Coral Springs Apartments, Florida)
10.31	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P.
10.32@@	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid-America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004
10.33	Mid-America Apartment Communities, Inc. Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective January 1, 2005

Exhibit Numbers	Exhibit Description
10.34	Mid-America Apartment Communities Non-Qualified Executive Deferred Compensation Retirement Plan as Amended Effective January 1, 2005
11.1	Statement re: computation of per share earnings (included within the Form 10-K)
14.1@@	Code of Ethics
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Filed as Exhibit to the Registrant’s Registration Statement on Form S-3 (333-112469) filed with the Commission on February 4, 2004
@@	Filed as an Exhibit to the 2003 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2003
*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11/A (SEC File No. 33-69434) filed on January 21, 1994
**	Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996
***	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997
****	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on June 26, 1998
*****	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002
******	Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1996
+	Filed as an exhibit to the 1997 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1997
+++	Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999
#	Filed as an exhibit to the Registrant’s Proxy Statement filed on April 24, 2002
##	Filed as an exhibit to the 2000 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000
###	Filed as an exhibit to the 2001 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2001
####	Filed as an exhibit to the Quarterly Report of the Registrant on Form 10-Q for the quarterly period ended June 30, 2004

(b)	Reports on Form 8-K

The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2004:

Form	Events Reported	Date of Report
8-K	Sale of Island Retreat and update of hurricane damage	10/1/2004
8-K	3Q04 Earnings Release	11/4/2004
8-K	NAREIT Investor Update	11/17/2004

(c)	Exhibits:

See Item 15(a)(3) above.

(d)	Financial Statement Schedule:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Date: March 8, 2005	/s/ H. ERIC BOLTON, JR. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: March 8, 2005	/s/ H. ERIC BOLTON, JR. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Date: March 8, 2005	/s/ SIMON R.C. WADSWORTH Simon R.C. Wadsworth Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 8, 2005	/s/ GEORGE E. CATES George E. Cates Director
Date: March 8, 2005	/s/ JOHN F. FLOURNOY John F. Flournoy Director
Date: March 8, 2005	/s/ ROBERT F. FOGELMAN Robert F. Fogelman Director
Date: March 8, 2005	/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr. Director
Date: March 8, 2005	/s/ JOHN S. GRINALDS John S. Grinalds Director
Date: March 8, 2005	/s/ RALPH HORN Ralph Horn Director
Date: March 8, 2005	/s/ MICHAEL S. STARNES Michael S. Starnes Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement Schedule III: Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-America Apartment Communities, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Memphis, Tennessee
March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Report that Mid-America Apartment Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mid-America Apartment Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

Memphis, Tennessee
March 8, 2005

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
ASSETS:

Real estate assets:
Land	$163,381	$142,416
Buildings and improvements	1,625,194	1,481,854
Furniture, fixtures and equipment	41,682	38,812
Capital improvements in progress	6,519	7,335
	1,836,776	1,670,417
Less accumulated depreciation	(399,762)	(339,704)
	1,437,014	1,330,713
Land held for future development	1,366	1,366
Commercial properties, net	7,429	7,150
Investments in and advances to real estate joint ventures	14,143	12,620
Real estate assets, net	1,459,952	1,351,849
Cash and cash equivalents	9,133	8,795
Restricted cash	6,041	10,728
Deferred financing costs, net	16,365	13,185
Other assets	16,837	16,214
Goodwill, net	5,400	5,762
Assets held for sale	8,579	—
Total assets	$1,522,307	$1,406,533

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Liabilities:
Notes payable	$1,083,473	$951,941
Accounts payable	767	1,696
Accrued expenses and other liabilities	43,381	54,547
Security deposits	5,821	5,036
Liabilities associated with assets held for sale	164	—
Total liabilities	1,133,606	1,013,220
Minority interest	31,376	32,019

Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, $176,862,500 or $25 per share liquidation preference:
9.25% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.625% Series G Cumulative Redeemable Preferred Stock, 400,000 shares authorized, 400,000 shares issued and outstanding	4	4
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized; 20,856,791 and 20,031,614 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	209	200
Additional paid-in capital	644,516	622,406
Other	(3,252)	(3,711)
Accumulated distributions in excess of net income	(269,482)	(232,224)
Accumulated other comprehensive loss	(14,737)	(25,448)
Total shareholders’ equity	357,325	361,294
Total liabilities and shareholders’ equity	$1,522,307	$1,406,533

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002
Operating revenues:
Rental revenues	$257,265	$227,541	$220,123
Other property revenues	9,937	8,399	7,953
Total property revenues	267,202	235,940	228,076
Management fee income	582	822	775
Total operating revenues	267,784	236,762	228,851
Property operating expenses:
Personnel	32,154	27,485	25,647
Building repairs and maintenance	9,994	9,119	9,137
Real estate taxes and insurance	35,135	31,331	28,374
Utilities	14,734	12,117	11,207
Landscaping	7,251	6,462	6,100
Other operating	13,480	12,178	10,404
Depreciation	68,653	58,074	54,285
Total property operating expenses	181,401	156,766	145,154
Property management expenses	10,357	8,435	8,633
General and administrative expenses	9,240	7,235	6,665
Income from continuing operations before non-operating items	66,786	64,326	68,399
Interest and other non-property income	593	835	729
Interest expense	(50,858)	(44,991)	(48,381)
Gain (loss) on debt extinguishment	1,095	111	(1,441)
Amortization of deferred financing costs	(1,753)	(2,050)	(2,700)
Minority interest in operating partnership income	(2,264)	(1,360)	(388)
Loss from investments in unconsolidated entities	(287)	(949)	(532)
Net gain on insurance and other settlement proceeds	2,683	2,860	397
Gain on disposition within unconsolidated entities	3,249	—	—
Income from continuing operations	19,244	18,782	16,083

Discontinued operations:
Income (loss) from discontinued operations before asset impairment, settlement proceeds and gain on sale	(197)	(577)	58
Asset impairment on discontinued operations	(200)	—	—
Net gain on insurance and other settlement proceeds on discontinued operations	526	82	—
Gain on sale of discontinued operations	5,825	1,919	—
Net income	25,198	20,206	16,141
Preferred dividend distribution	14,825	15,419	16,029
Premiums and original issuance costs associated with the redemption of preferred stock	—	5,987	2,041
Net income (loss) available for common shareholders	$10,373	$(1,200)	$(1,929)
Weighted average shares outstanding (in thousands):
Basic	20,317	18,374	17,561
Effect of dilutive stock options	335	—	—
Diluted	20,652	18,374	17,561

Net income (loss) available for common shareholders	$10,373	$(1,200)	$(1,929)
Discontinued property operations	(5,954)	(1,424)	(58)
Income (loss) from continuing operations available for common shareholders	$4,419	$(2,624)	$(1,987)
Earnings per share—basic:
Income (loss) from continuing operations available for common shareholders	$0.22	$(0.14)	$(0.11)
Discontinued property operations	0.29	0.07	—
Net income (loss) available for common shareholders	$0.51	$(0.07)	$(0.11)
Earnings per share—diluted:
Income (loss) from continuing operations available for common shareholders	$0.21	$(0.14)	$(0.11)
Discontinued property operations	0.29	0.07	—
Net income (loss) available for common shareholders	$0.50	$(0.07)	$(0.11)

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Other	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2001	6,939	$69	17,453	$175	$552,705	$(774)	(145,061)	$(8,756)	$398,358
Comprehensive loss:
Net income	—	—	—	—	—	—	16,141	—	16,141
Other comprehensive loss—derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	(19,344)	(19,344)
Comprehensive loss									(3,203)
Issuance and registration of common shares	—	—	53	1	1,306	—	—	—	1,307
Exercise of stock options	—	—	48	—	1,053	—	—	—	1,053
Restricted shares issued to officers and directors (Note 8)	—	—	104	1	2,665	(2,625)	—	—	41
Notes receivable issued for shares (Note 8)	—	—	—	—	—	(1,525)	—	—	(1,525)
Amortization of LESOP provision employee advances (Note 8)	—	—	—	—	—	486	—	—	486
Shares issued in exchange for units	—	—	182	1	2,602	—	—	—	2,603
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	1,571	—	—	—	1,571
Amortization of unearned compensation	—	—	—	—	—	139	—	—	139
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(41,165)	—	(41,165)
Redemption of preferred stock	(1,000)	(10)	—	—	(24,699)	—	(2,041)	—	(26,750)
Issuance of preferred stock	874	9	—	—	21,276	—	—	—	21,285
Dividends on preferred stock	—	—	—	—	—	—	(16,029)	—	(16,029)
BALANCE DECEMBER 31, 2002	6,813	68	17,840	178	558,479	(4,299)	(188,155)	(28,100)	338,171
Comprehensive income:
Net income	—	—	—	—	—	—	20,206	—	20,206
Other comprehensive income—derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	2,652	2,652
Comprehensive income									22,858
Issuance and registration of common shares	—	—	1,821	18	52,837	—	—	—	52,855
Exercise of stock options	—	—	308	3	7,178	—	—	—	7,181
Repurchase of common shares	—	—	—	—	(47)	—	—	—	(47)
Restricted shares issued to officers and directors (Note 8)	—	—	8	—	213	(213)	—	—	—
Amortization of LESOP provision employee advances (Note 8)	—	—	—	—	—	385	—	—	385
Shares issued in exchange for units	—	—	55	1	627	—	—	—	628
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	(4,258)	—	—	—	(4,258)
Amortization of unearned compensation	—	—	—	—	—	416	—	—	416
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(42,869)	—	(42,869)
Redemption of preferred stock	(5,938)	(59)	—	—	(142,447)	—	(5,987)	—	(148,493)
Issuance of preferred stock	6,200	62	—	—	149,824	—	—	—	149,886
Dividends on preferred stock	—	—	—	—	—	—	(15,419)	—	(15,419)
BALANCE DECEMBER 31, 2003	7,075	71	20,032	200	622,406	(3,711)	(232,224)	(25,448)	361,294
Comprehensive income:
Net income	—	—	—	—	—	—	25,198	—	25,198
Other comprehensive income—derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	10,711	10,711
Comprehensive income									35,909
Issuance and registration of common shares	—	—	435	5	16,512	—	—	—	16,517
Exercise of stock options	—	—	343	3	8,888	—	—	—	8,891
Repurchase of common shares	—	—	(2)	—	(54)	—	—	—	(54)
Restricted shares issued to officers and directors (Note 8)	—	—	2	—	104	(104)	—	—	—
Amortization of LESOP provision employee advances (Note 8)	—	—	—	—	—	293	—	—	293
Shares issued in exchange for units	—	—	47	1	511	—	—	—	512
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	(3,851)	—	—	—	(3,851)
Amortization of unearned compensation	—	—	—	—	—	270	—	—	270
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(47,631)	—	(47,631)
Dividends on preferred stock	—	—	—	—	—	—	(14,825)	—	(14,825)
BALANCE DECEMBER 31, 2004	7,075	$71	20,857	$209	$644,516	$(3,252)	$(269,482)	$(14,737)	$357,325

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$25,198	$20,206	$16,141
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations before asset impairment, settlement proceeds and gain on sale	197	577	(58)
Depreciation and amortization	70,406	60,124	56,985
Amortization of unearned stock compensation	563	801	625
Amortization of debt premium	(1,575)	(1,429)	—
Equity in loss of real estate joint ventures	287	949	532
Minority interest in operating partnership income	2,264	1,360	388
(Gain) loss on debt extinguishment	(1,095)	(111)	1,441
Gain on the sale of discontinued operations	(5,825)	(1,919)	—
Insurance and other settlement proceeds on discontinued operations	(526)	(82)	—
Asset impairment on discontinued operations	200	—	—
Net gain on insurance and other settlement proceeds	(2,683)	(2,860)	(397)
Gain on dispositions related to unconsolidated entities	(3,249)	—	—
Changes in assets and liabilities:
Restricted cash	4,687	(3,265)	3,777
Other assets	(778)	(2,517)	(2,883)
Accounts payable	(926)	1,232	(755)
Accrued expenses and other	264	2,824	4,337
Security deposits	820	630	(108)
Net cash provided by operating activities	88,229	76,520	80,025
Cash flows from investing activities:
Purchases of real estate and other assets	(155,088)	(116,835)	(37,233)
Improvements to existing real estate assets	(30,413)	(22,832)	(22,032)
Construction of units in progress and future developments	—	—	(2,270)
Distributions from real estate joint venture	6,427	445	275
Contributions to real estate joint ventures	(5,222)	(4,727)	(4,054)
(Note issued to) payments received from real estate joint ventures	234	—	(4,708)
Proceeds from disposition of real estate assets	15,679	26,247	36,891
Purchase of Blacksone Joint Venture	—	(21,853)	—
Net cash used in investing activities	(168,383)	(139,555)	(33,131)
Cash flows from financing activities:
Net change in credit lines	189,496	218,399	60,623
Proceeds from notes payable	91,434	27,498	11,900
Principal payments on notes payable	(152,046)	(175,852)	(49,625)
Payment of deferred financing costs	(5,044)	(5,083)	(2,896)
Repurchase of common stock	(54)	(47)	—
Proceeds from issuances of common shares and units	25,408	60,036	875
Distributions to unitholders	(6,246)	(6,376)	(6,710)
Dividends paid on common shares	(47,631)	(42,869)	(41,165)
Dividends paid on preferred shares	(14,825)	(15,419)	(16,029)
Proceeds from isssuance of preferred stock	—	149,886	21,285
Redemption of preferred stock	—	(148,493)	(26,750)
Net cash provided by (used in) financing activities	80,492	61,680	(48,492)
Net increase (decrease) in cash and cash equivalents	338	(1,355)	(1,598)
Cash and cash equivalents, beginning of period	8,795	10,150	11,748
Cash and cash equivalents, end of period	$9,133	$8,795	$10,150

See accompanying notes to consolidated financial statements.

	2004	2003	2002
Supplemental disclosure of cash flow information:
Interest paid	$53,295	$45,277	$49,786
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$512	$628	$2,603
Issuance of restricted common shares	$104	$213	$2,665
Interest capitalized			$239
Marked-to-market adjustment on derivative instruments	$10,711	$2,652	$(19,344)
Fair value adjustment on debt assumed	$5,757	$—	$—

In August 2003, the Company purchased the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$—	$75,091	$—
Cash paid	—	(21,853)	—
Debt assumed	$—	$53,238	$—

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002

1.	Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America Apartment Communities, Inc. (“Mid-America“) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the southeastern United States, and in Texas. Mid-America owns and operates 129 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”). Mid-America also owns a 33.33% interest in each of two real estate joint ventures which collectively owned 3 apartment communities at December 31, 2004, for which the Company provides management services.

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

The Company’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2004, 2003 and 2002 was allocated approximately 12.1%, 14.6%, and 15.7%, respectively, to holders of Operating Partnership Units and 87.9%, 85.4%, and 84.3%, respectively, to Mid-America.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Revenue Recognition

The Company leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

The Company records all gains and losses on real estate in accordance with Statement No. 66 “Accounting for Sales of Real Estate.”

Rental Costs

Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method. For periods where the Company reports a net loss available for common shareholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004, 2003 and 2002 is presented on the Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

Real Estate Assets and Depreciation

Real estate assets are carried at depreciated cost. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and recurring capital replacements are capitalized. Recurring capital replacements typically include whole unit carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

In conjunction with acquisitions of properties, the Company’s policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment and 3 to 5 years for computers and software.

For real estate acquisitions subsequent to June 30, 2001, the effective date of Statement 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets and liabilities, consisting of above and below market leases, resident relationship values and the value of in-place leases.

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

In allocating the fair value of identified intangible assets and liabilities of an acquired property, the in-place leases are compared to current market conditions. Based on these evaluations, management believes that the leases acquired on each of its property acquisitions were at market rates since the lease terms generally do not extend beyond one year.

The fair value of the in-place leases and resident relationships is measured by the excess of the purchase price over the as-if-vacant value of the property as described above. The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in real estate assets totaled $9.1 million and $4.9 million as of December 31, 2004 and 2003, respectively and the amortization recorded as depreciation expense was $4.9 million and $1.4 million for the years ending December 31, 2004 and 2003, respectively.

Goodwill and Intangible Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). The Company evaluates its goodwill for impairment on an annual basis in the Company’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

In accordance with Statement 144, long-lived assets, such as real estate assets, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. The Company determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company’s 2004 annual evaluation indicated an impairment of goodwill related to the Eastview apartments, which is classified in the consolidated financial statements as held for sale. Asset impairment of discontinued operations reflects a $200,000 charge related to this evaluation. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified.

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value.

Investment In and Advances to Real Estate Joint Ventures

The Company’s investments in its unconsolidated real estate joint ventures are recorded on the equity method as the Company is able to exert significant influence, but does not have a controlling interest in the joint ventures.

Deferred Financing Costs

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

All of the Company’s derivative financial instruments are recorded at fair value and reported on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the years ended December 31, 2004, 2003 and 2002, the ineffective portion of the hedging transactions was not significant.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company does not believe the adoption of Statement 123(R) will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (“Statement 152”). Statement 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of Statement 152 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of Statement 153 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

Stock-Based Compensation

Upon shareholder approval at the May 24, 2004 Annual Meeting of Shareholders, the Company adopted the 2004 Stock Plan to provide incentives to attract and retain independent directors, executive officers and key employees. This plan replaced the 1994 Restricted Stock and Stock Option Plan under which no further awards may be granted as of January 31, 2004. See Note 8 for further details.

The Company has adopted Statement No. 123, “Accounting for Stock-Based Compensation”, which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). The Company will continue such accounting under the provisions of APB 25.

The following table reflects the effect on net income (loss) if the fair value method of accounting allowed under Statement No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) available for common shareholders	$10,373	$(1,200)	$(1,929)
Add: Stock-based employee compensation expense included in reported net income	—	—	—
Less: Stock-based employee compensation expense from employee stock purchase plan discount	27	22	17
Less: Stock-based employee compensation expense determined under fair value method of accounting	144	225	189
Pro forma net income (loss) available for common shareholders	$10,202	$(1,447)	$(2,135)
Average common shares outstanding—basic	20,317	18,374	17,561
Average common shares outstanding—diluted	20,652	18,374	17,561
Net income (loss) available per common share:
Basic as reported	$0.51	$(0.07)	$(0.11)
Basic pro forma	$0.50	$(0.08)	$(0.12)
Diluted as reported	$0.50	$(0.07)	$(0.11)
Diluted pro forma	$0.49	$(0.08)	$(0.12)
Assumptions:
Risk free interest rate	N/A	N/A	4.30%
Expected life—years	N/A	N/A	6.5
Expected volatility	N/A	N/A	15.45%
Expected dividends	N/A	N/A	9.57%

No options were granted in 2004 or 2003.

Reclassification

Certain prior year amounts have been reclassified to conform to 2004 presentation. The reclassifications had no effect on net income available for common shareholders.

2.	Real Estate Joint Ventures

The Company currently owns a 33.33% interest in a joint venture (“CH/Realty”) with Crow Holdings which was formed in 2002. In November 2004, CH/Realty sold the Preserve at Arbor Lakes apartments, a 284-unit community in Jacksonville, FL. At December 31, 2004, CH/Realty owned 2 apartment communities with a total of 764 apartment units. Both of these communities were considered held for sale at December 31, 2004. The following is a summary of the financial position of CH/Realty as of December 31, 2004 (dollars in 000’s):

Assets Held for Sale
Real Estate Assets, Net	$49,221
Other Assets	1,674
Total Assets Held for Sale	$50,895

Liabilities and Equity Associated with Assets Held for Sale
Mortgage Debt	$30,009
Debt—Mid-America Apartments, L.P.	4,474
Other Liabilities	725
Total Liabilities Associated with Assets Held for Sale	35,208
Equity	15,687
Total Liabilities and Equity	$50,895

Total Revenues	$9,344
Depreciation Expense	$2,498
Net Gain on Disposition of Real Estate Assets	$9,746
Net Income	$10,709

The Company earns interest on a $4.5 million loan to CH/Realty at an average interest rate of 9% and manages the communities for a fee of 4% of revenues.

The Company entered into a second joint venture (“CH/Realty II”) with Crow Holdings in 2004 with the purchase of the Verandas at Timberglen apartments. The Company also owns a 33.33% interest in CH/Realty II. At December 31, 2004, CH/Realty II owned 1 apartment community with 522 apartment units. The following is a summary of the financial position of CH/Realty II as of December 31, 2004 (dollars in 000’s):

Assets
Real Estate Assets, Gross	$45,381
Real Estate Assets, Net	42,813
Other Assets	1,953
Total Assets	$44,766

Liabilities and Equity
Mortgage Debt	$30,000
Other Liabilities	1,517
Equity	13,249
Total Liabilities and Equity	$44,766

Total Revenues	$5,016
Depreciation Expense	$2,568
Net Loss	($1,763)

Through August 25, 2003, the Company owned a 33.33% interest in a joint venture (“Bre/MAAC”) with Blackstone Real Estate Acquisitions, LLC (“Blackstone”) which was formed in 1999 when the Company sold 10 apartment communities containing 2,793 apartment units to Bre/MAAC for $97.9 million. On August 25, 2003 the Company paid $21.9 million in cash and assumed $53.2 million in debt to purchase Blackstone’s 66.67% interest in the joint venture. This acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase accounting adjustments include an adjustment to the carrying value of the real estate asset resulting from the previously unrecognized deferred gain on the Company’s retained interest from the original sale of the properties to Bre/MAAC in 1999 and the recording of certain intangible assets. The operating results of Bre/MAAC are included in the accompanying statement of operations commencing August 25, 2003.

Investments in and advances to real estate joint ventures consisted of the following at December 31, 2004, 2003 and 2002, (dollars in millions):

	Investment In			Advances To
	2004	2003	2002	2004	2003	2002
CH/Realty	$5.2	$7.9	$4.1	$4.5	$4.7	$4.7
CH/Realty II	$4.4	$—	$—	$—	$—	$—
Bre/MAAC	$—	$—	$2.8	$—	$—	$3.4

The equity in loss on real estate joint ventures for the year ended December 31, 2004 represents the Company’s share of both CH/Realty and CH/Realty II’s net losses.

3.	Borrowings

The Company maintains a total of $950 million of secured credit facilities with Prudential Mortgage Capital, credit-enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2010 through 2014. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.04% over the life of the FNMA Facilities, plus a fee of 0.62%. Borrowings under the FNMA Facilities totaled $785 million at December 31, 2004, consisting of $110 million under a fixed portion at a rate of 7.2%, and the remaining $675 million under the variable rate portion of the facility at an average rate of 3.0%. The available borrowing base capacity at December 31, 2004 was $839.5 million.

The Company has nineteen interest rate swap agreements, totaling a notional amount of $443 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.7%. The interest rate swaps have maturities between 2005 and 2012. The Company also has a forward interest rate swap for an additional notional amount of $50 million at an interest rate of 5.2% which goes into effect in the second quarter of 2005 and matures in 2012. The swaps are highly effective and are designed as cash flow hedges. The Company has also entered into three interest rate caps totaling a notional amount of $22.6 million which are designated against the FNMA Facilities. These interest rate caps mature in 2007 and 2009 and are set at 6.0%. The FNMA Facilities are subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.

The Company has a $100 million credit facility with Freddie MAC (the “Freddie Mac Facility”). At December 31, 2004, the Company had $65.4 million borrowed against the Freddie Mac Facility at an interest rate of 3.1%. The Company has three interest rate swap agreements, totaling a notional amount of $51 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.3%. The interest rate swaps expire in 2011.

The Company also maintains a $40 million secured credit facility with two banks led by AmSouth Bank (the “AmSouth Credit Line”). The AmSouth Credit Line bears an interest rate of LIBOR plus a spread ranging from 1.35% to 1.75% based on certain quarterly coverage calculations established by the agreement. This credit line expires in May 2006 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2004, the Company had $32.1 million available to be borrowed under the AmSouth Credit Line agreement with $12.3 million borrowed under this facility at an interest rate of 4.5%. $6.7 million of the facility is used for letters of credit.

Each of the Company’s credit facilities is subject to various covenants and conditions on usage. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company. The Company believes it was in compliance with these covenants and conditions on usage at December 31, 2004.

The Company had outstanding at December 31, 2004 a $20 million unsecured short-term note payable with Compass Bank at an interest rate of 2.8%, which matures in 2005, and a $40 million promissory note with Union Planters at a variable interest rate, (index based on three month LIBOR), of 3.4% which matures in April 2009. The Company has entered into an interest rate swap agreement with a notional amount of $25 million and an interest rate of 4.0% which expires in March 2009 and is designated against the Union Planters promissory note.

At December 31, 2004, the Company had $121.1 million of fixed rate conventional individual property mortgages with an average interest rate of 6.6% and an average maturity of 2014, $35 million of fixed rate tax exempt individual property mortgages with an average interest rate of 5.7% and an average maturity of 2026, and a $4.7 million variable rate tax exempt individual property mortgage at an interest rate of 2.7% with a maturity in 2028.

At December 31, 2004, the Company had $240.8 million (after considering the impact of interest rate swap agreements) conventional variable rate debt outstanding at an average interest rate of 3.1%, $10.8 million (after considering the impact of interest rate swap agreements) of tax-free variable rate debt outstanding at an average rate of 2.6%, and an additional $22.6 million of capped tax-free variable rate debt at an average rate of 2.8%. The interest rate on all other debt, totaling $809.3 million, was hedged or fixed at an average interest rate of 6.2%.

During 2004, the Company refinanced $198.8 million of debt, $67.8 of which was refinanced during the three month period ended December 31, 2004. The refinancings during the three month period ended December 31, 2004 resulted in a gain of $1.3 million. Gain on debt extinguishment for the full year of 2004 was $1.1 million, as the fourth quarter gains were somewhat offset by a net loss on debt extinguishment in the second quarter of 2004.

As of December 31, 2004, the Company estimated that the weighted average interest rate on the Company’s debt was 5.4%.

The following table summarizes the Company’s indebtedness at December 31, 2004, and 2003 (dollars in millions):

	At December 31, 2004
	Actual Interest Rates	Average Interest Rate	Maturity	Balance	Balance at December 31, 2003
Fixed Rate:
Taxable	2.788–8.760%	6.488%	2005–2044	$255.3	$312.5
Tax-exempt	5.177–6.090%	5.671%	2020–2028	35.0	73.3
Interest rate swaps	3.226–7.515%	5.591%	2005–2012	519.0	342.7
				$809.3	$728.5
Variable Rate:(1)
Taxable	2.834–4.500%	3.099%	2005–2014	$240.8	$205.7
Tax-exempt	2.565–2.739%	2.648%	2028–2033	10.8	10.9
Interest rate caps	2.846%	2.846%	2007–2009	22.6	6.8
				$274.2	$223.4
				$1,083.5	$951.9

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

Scheduled principal repayments on the borrowings at December 31, 2004 are as follows (dollars in thousands):

Year	Amortization	Maturities	Total
2005	$3,954	$20,000	$23,954
2006	4,095	16,721	20,816
2007	4,199	—	4,199
2008	3,450	81,715	85,165
2009	1,640	40,000	41,640
Thereafter	61,493	846,206	907,699
	$78,831	$1,004,642	$1,083,473

4.	Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 31, 2004 and 2003 total $290.3 million and $385.8 million, respectively, and have an estimated fair value of $240.5 million and $368.1 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2004 and 2003. The carrying value of variable rate notes payable (excluding the effect of interest rate swap agreements) at December 31, 2004 and 2003 total $793.2 million and $566.1 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates. The notional amount of interest rate and forward interest rate swap agreements at December 31, 2004 and 2003 total $569.0 million and $382.7 million, respectively, and have an estimated fair value of ($14.6) million and ($25.5) million, respectively, based upon interest rates available for interest rate swaps with similar terms and remaining maturities as of December 31, 2004 and 2003. The notional amount of interest rate cap agreements at December 31, 2004 and 2003 total $22.6 million and $6.8 million, respectively, and have an estimated fair value of $66 thousand and $7 thousand, respectively, based upon interest rates available for interest rate caps with similar terms and remaining maturities as of December 31, 2004 and 2003.

The fair value estimates presented herein are based on information available to management as of December 31, 2004 and 2003. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

5.	Commitments and Contingencies

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, with advice of legal counsel, is any material litigation threatened against the Company. The Company is subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

The Company had no expenses related to operating leases for the years ended December 31, 2004, and 2003 and $16,000, for the year ended December 31, 2002. The Company has no commitments for the next five years under operating lease agreements outstanding at December 31, 2004.

6.	Income Taxes

No provision for Federal income taxes has been made in the accompanying consolidated financial statements. The Company has made an election to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company is generally not subject to Federal income tax on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to the Company’s shareholders and complies with certain requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to the Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though the Company qualifies for taxation as a REIT, the Company may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2003 and 2002 and the estimated taxability for 2004:

	2004	2003	2002
Per common share
Ordinary income	$1.05	$1.13	$1.16
Capital gains	0.26	0.14	—
Return of capital	1.03	1.07	1.18
Total	$2.34	$2.34	$2.34

7.	Shareholders’ Equity

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

Series D Preferred Stock—Shareholders Rights Plan

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

Series F Preferred Stock

In 2002, the Company issued Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.3125 per share, payable monthly. The Company has outstanding 474,500 Series F Preferred shares for which it received aggregate proceeds of $11.9 million. On and after October 16, 2007, the Series F Preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

Series G Preferred Stock

In 2002, the Company issued Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. The Company has outstanding 400,000 Series G Preferred shares issued in a direct placement with a private investor for which it received aggregate proceeds of $10.0 million. On or after October 10, 2004, the Company or the investor may give the required one year notice to redeem or put, respectively, all or part of the Series G Preferred Stock beginning on or after October 10, 2005 in increments of $1 million. As of December 31, 2004 no such notice has been made nor received by the Company.

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

Direct Stock Purchase and Distribution Reinvestment Plan

The Company has a Direct Stock Purchase and Distribution Reinvestment Plan (“DRSPP”) pursuant to which the Company’s shareholders have the ability to reinvest all or part of their distributions from the Company’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into the Company’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. The Company, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of common stock or repurchase common stock in the open market. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 1,600,000 shares of common stock pursuant to the DRSPP. Additional shares will be purchased at the market price on the “Investment Date” each month, which shall in no case be later than ten business days following the distribution payment date. The Company may elect to sell shares under the DRSPP at up to a 5% discount.

Common stock shares totaling 413,598, in 2004, 31,484 in 2003, and 28,715, in 2002 were acquired by shareholders under the DSPDRP. The Company offered a 2% discount for optional cash purchases in the months of August through December in 2004. No discounts were offered in 2003 or 2002.

Stock Repurchase Plan

In 1999, the Company’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company’s common shares. Through December 31, 2004, the Company has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002, 2003 or 2004 under the plan.

8.	Employee Benefit Plans

401 (k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $0.50 for each $1.00 contributed, up to 6% of the participant’s compensation. The Company’s contribution to this plan was $330,000, $251,000, and $262,000 in 2004, 2003, and 2002, respectively.

Non-Qualified Deferred Compensation Retirement Plan

The Company has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in the Company’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in the Company’s 401(k) Savings Plan. The Company’s match to this plan in 2004, 2003, and 2002 was $30,400, $23,700, and $24,200, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

The Company has adopted a non-qualified deferred compensation plan for the outside directors who serve on the Board of Directors of the Company (the “Directors Deferred Compensation Plan”). The Directors Deferred Compensation Plan allows directors to receive shares of phantom stock in place of cash fees in increments of 25%. The phantom stock is then issued either in shares of common stock of the Company or in a comparable cash value in two annual installments following the director’s retirement from the Board of Directors. In 2004, 2003, and 2002, the Company issued 5,931, 7,879, and 6,078 shares of phantom stock, respectively, to outside directors.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of

15,000 shares of common stock at a price equal to 85% of the market price of the common stock. For 2004, 2003, and 2002, the ESPP purchased 4,801, 5,162, and 4,368 shares of common stock, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants’ ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2004, 2003 and 2002, the Company contributed approximately $554,000, $568,000, and $570,000, respectively, to the ESOP which purchased an additional 15,104, 20,489, and 22,493 shares of common stock, respectively.

Stock Option Plan

The Company adopted the 1994 Restricted Stock and Stock Option Plan (the “1994 Plan”) to provide incentives to attract and retain independent directors, executive officers and key employees. As of January 31, 2004, no further awards may be granted under this plan. The 1994 Restricted Stock and Stock Option Plan was replaced by the 2004 Stock Plan (collectively the “Plans”) by shareholder approval at the May 24, 2004 Annual Meeting of Shareholders. The Plans provide(d) for the granting of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”). The Plan also allow(ed) the Company to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The 1994 Plan authorized the issuance of 2,400,000 common shares or options to acquire shares. The 2004 Stock Plan authorizes the issuance of 500,000 common shares or options to acquire shares. Under the terms of the 1994 Plan, the Company could advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from the date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. The Company has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, the Company will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, the Company entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company. The Company also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by the Company.

As of December 31, 2004, the Company had advances outstanding relating to the Plan totaling approximately $1,147,000, which is presented as a reduction to shareholders’ equity in the accompanying consolidated balance sheets. Advances to current and one former executive officers totaled approximately $1,145,000 at interest rates ranging from 5.59%–6.49% and maturing at various dates from 2005 to 2010. Amounts for key employees consisted of one advance for approximately $2,000 at an interest rate of 8.0% maturing in November 2005.

In 2003, the Company issued 7,471 restricted shares of common stock to executive management. These shares vested in 2004. Recipients received dividend payments on the shares of restricted stock prior to vesting.

In 2002, the Company issued 97,881 restricted shares of common stock to key managers. As a result of two managers leaving the employment of the Company, as of December 31, 2004, only 86,477 shares remain issued. These shares will vest 20% a year for five consecutive years beginning in 2007. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

In 2000, the Company issued 10,750 restricted shares of common stock to executive officers. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of December 31, 2004, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

Options granted to employees through the 1994 Plan vest(ed) annually over five years in the following consecutive amounts: 10%, 10%, 20%, 30%, and 30%. No options have been granted through the 2004 Stock Plan. A summary of changes in options to acquire shares of the Company’s common stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 2004 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,229,494	$23.94
Granted	349,400	$25.52
Exercised	(44,290)	$21.64
Forfeited	(110,580)	$24.34
Outstanding at December 31, 2002	1,424,024	$24.37
Granted	—
Exercised	(308,467)	$23.12
Forfeited	(77,587)	$23.85
Outstanding at December 31, 2003	1,037,970	$24.78
Granted	—
Exercised	(343,429)	$25.76
Forfeited	(20,475)	$24.14
Outstanding at December 31, 2004	674,066	$24.30

Options exercisable:
December 31, 2002	534,819	$25.58
December 31, 2003	403,070	$26.75
December 31, 2004	247,216	$25.06

Exercise prices for options outstanding as of December 31, 2004 ranged from $22.14 to $29.50. The weighted average remaining contractual life of those options is 5.5 years.

Long-Term Performance Based Incentive Plan for Executive Officers

The Compensation Committee by authorization of the Board of Directors of the Company submitted the Long-Term Performance Based Incentive Plan for Executive Officers (the “Long-Term Plan”) which was approved by shareholders on June 2, 2003. The Long-Term Plan allows executive management to earn performance units that convert into shares of restricted stock based on achieving defined total shareholder investment performance levels. The potential award of performance units which convert into shares of restricted stock is based on the Company’s performance from January 1, 2003 through December 31, 2005. Any performance units earned will be granted on December 31, 2005 and are immediately convertible into shares of restricted stock. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with the Company, any shares of restricted stock awarded will vest 20% annually from 2006 through 2010.

9.	Earnings from Discontinued Operations

In accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company sold one property in 2003, one property in 2004 and has an additional property identified as held for sale as of December 31, 2004 and has classified them as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2004 and the impact of discontinued operations on the consolidated earnings per share calculations:

(Dollars in thousands)	2004	2003	2002
Revenues:
Rental revenues	$2,857	$3,355	$3,997
Other revenues	64	89	94
Total revenues	2,921	3,444	4,091

Expenses:
Property operating expenses	1,798	1,945	1,973
Depreciation and amortization	681	1,023	978
Interest expense	575	1,041	1,067
Loss on debt extinguishment	60	—	3
Amortization of deferred financing costs	4	12	12
Asset impairment	200	—	—
Total expenses	3,318	4,021	4,033
Earnings from discontinued operations before gain on sale and settlement proceeds	(397)	(577)	58
Net gain on insurance and other settlement proceeds	526	82	—
Gain on sale	5,825	1,919	—
Earnings from discontinued operations	$5,954	$1,424	$58

10.	Derivative Financial Instruments

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

All of the Company’s derivative financial instruments are recorded at fair value and reported on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the years ended December 31, 2004 and 2003, the ineffective portion of the hedging transactions was not significant.

The Company has twelve interest rate swaps designated against the FNMA Facility with a total notional balance of $390 million which have variable legs based on one or three-month Libor, and fixed legs with an average rate of 5.9%. The swaps have expirations between 2005 and 2012, and have to date proven to be highly effective hedges of the Company’s variable rate debt. Through the use of these swaps the Company believes it has effectively fixed the rate during these periods of $390 million of variable rate borrowings issued through the FNMA Facility. The Company also has seven interest rate swaps with a total notional balance of $53 million based on the BMA Municipal Swap Index, which expire in 2007 through 2009, effectively fixing the interest rate of $53 million of the Tax-Free Bond Facility at 4.1% through this period. The Company also entered into three cap agreements with a total notional amount of $22.6 million within the Tax-Free Bond Facility. The cap agreements with expirations in 2007 and 2009, have strike rates of 6% as indexed on the BMA Municipal Swap Index. Additionally, the Company has one interest rate swap with a notional amount of $25 million which has a variable leg based on three-month LIBOR, and a fixed leg with an interest rate of 4.0% which expires in 2009 and three interest rate swaps with a total notional amount of $51 million which have variable legs based on three-month LIBOR, and fixed legs with an average rate of 5.3% which expire in 2011.

The Company has also executed one forward interest rate swap with a notional balance of $50 million which becomes operative in 2005. The variable leg of the forward interest rate swap is based on three-month Libor and the fixed leg has an average rate of 5.2%. The swap expires in 2012 and is designated as a cash flow hedge on the FNMA Facility.

At December 31, 2004 all of these interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with Statement No. 133 as amended and have a net liability fair value of $14.6 million recorded in accrued expenses and other liabilities in the consolidated balance sheet and an asset fair value of $66,000 recorded in other assets in the consolidated balance sheet, respectively.

11.	Related Party Transactions

Pursuant to management contracts with the Company’s joint ventures, the Company manages the operations of the joint ventures apartment communities for a fee of 4% of the revenues of the joint ventures. The Company received approximately $582,000, $822,000, and $775,000 as management fees from the joint ventures in 2004, 2003 and 2002, respectively.

The Company earns interest on a $4.5 million loan to CH/Realty at an average interest rate of 9%.

The Company has certain advances to current and one former executive officer and to one key employee through the 1994 Plan as discussed in Note 8.

12.	Segment Information

At December 31, 2004, the Company owned or had an ownership interest in 132 multifamily apartment communities, including the apartment communities owned by the Company’s joint ventures, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended as of December 31, 2004,

2003 and 2002 (Dollars in 000’s): For purposes of this disclosure, multifamily revenues, net operating income and real estate assets include amounts related to the properties owned by the unconsolidated joint ventures and properties classified as held for sale.

	2004	2003	2002
Multifamily rental revenues	$274,004	$250,709	$242,913
Other multifamily revenues	10,479	9,297	8,212
Segment revenues	284,483	260,006	251,125
Reconciling items to consolidated revenues:
Joint ventures’ revenues including discontinued operations	(14,360)	(20,622)	(18,958)
Discontinued operations revenues	(2,921)	(3,444)	(4,091)
Management fee income	582	822	775
Total revenues	$267,784	$236,762	$228,851
Multifamily net operating income	163,575	149,579	150,360
Reconciling items to net income:
Joint venture net operating income	(7,416)	(10,010)	(10,260)
Discontinued operations net operating income	(1,123)	(1,499)	(2,118)
Interest income and other non-property income	593	835	729
Loss from investments in unconsolidated entities	(287)	(949)	(532)
Depreciation and amortization	(68,653)	(58,074)	(54,285)
Property management expenses	(10,357)	(8,435)	(8,633)
General and administrative expenses	(9,240)	(7,235)	(6,665)
Interest expense	(50,858)	(44,991)	(48,381)
Gain (loss) on debt extinguishment	1,095	111	(1,441)
Amortization of deferred financing costs	(1,753)	(2,050)	(2,700)
Net gain on insurance and other settlement proceeds	2,683	2,860	397
Gain on disposition within unconsolidated entities	3,249	—	—
Minority interest in operating partnership income	(2,264)	(1,360)	(388)
Discontinued property operations before asset impairment, settlement proceeds and gain on sale	(197)	(577)	58
Asset impairment on discontinued operations	(200)	—	—
Net gain on insurance and settlement proceeds on discontinued operations	526	82	—
Gain on sale of discontinued operations	5,825	1,919	—
Preferred dividend distributions	(14,825)	(15,419)	(16,029)
Premiums and original issuance costs associated with the redemption of preferred stock	—	(5,987)	(2,041)
Net income (loss) available for common shareholders	$10,373	$(1,200)	$(1,929)

Assets:	2004	2003
Multifamily real estate assets	$1,950,444	$1,747,154
Accumulated depreciation—multifamily assets	(412,847)	(343,968)
	1,537,597	1,403,186
Reconciling items to total assets:
Joint ventures multifamily real estate assets, net	(92,034)	(72,473)
Land held for future development	1,366	1,366
Commercial properties, net	7,429	7,150
Investment in and advances to real estate joint ventures	14,143	12,620
Cash and restricted cash	15,174	19,523
Other assets	38,602	35,161
Non real estate assets held for sale	30	—
Total assets	$1,522,307	$1,406,533

	2004	2003	2002
Multifamily expenditures for property improvements and construction	$30,560	$25,316	$23,860
Less reconciling items:
Joint ventures property improvements	(147)	(2,484)	(1,828)
Total expenditures for property improvements and construction	$30,413	$22,832	$22,032

13.	Subsequent Events

DISTRIBUTION.    In January 2005, the Company announced a quarterly distribution to common shareholders of $0.585 per share, which was paid on January 31, 2005.

ACQUISITIONS.    On February 18, 2005, the Company acquired two communities in the Atlanta-metro area situated on Lake Lanier with a total of 657 units. The Company plans to operate the communities as one property.

14.	Selected Quarterly Financial Information (Unaudited)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2004
	First	Second	Third	Fourth
Total revenues	$65,501	$66,066	$67,527	$68,690
Income from continuing operations before non-operating items	$16,540	$16,456	$16,573	$17,217
Interest expense	$12,341	$12,030	$12,868	$13,619
Gain (loss) on debt extinguishment	$82	$(299)	$38	$1,274
Minority interest in operating partnership income	$460	$405	$436	$452
Loss from investments in unconsolidated entities	$41	$33	$61	$152
Net gain (loss) on insurance and other settlement proceeds	$1,628	$1,228	$248	$(421)
Gain on disposition within unconsolidated entities	$—	$—	$—	$3,249

Discontinued operations:
Loss from discontinued operations before asset impairment, settlement proceeds and gain on sale	$(76)	$(53)	$(54)	$(14)
Asset impairment on discontinued operations	$—	$—	$—	$(200)
Net gain on insurance and other settlement proceeds on discontinued operations	$—	$526	$—	$—
Gain on sale of discontinued operations	$—	$—	$—	$5,825
Net income	$5,055	$4,992	$3,131	$12,020
Premiums and original issuance costs associated with the redemption of preferred stock	$—	$—	$—	$—
Net income (loss) available for common shareholders	$1,349	$1,286	$(576)	$8,314

Per share:
Net income (loss) available per common share—basic	$0.07	$0.06	$(0.03)	$0.40
Net income (loss) available per common share—diluted	$0.07	$0.06	$(0.03)	$0.40
Dividend declared	$0.585	$0.585	$0.585	$0.585

	Year Ended December 31, 2003
	First	Second	Third	Fourth
Total revenues	$56,721	$57,241	$59,332	$63,468
Income from continuing operations before non-operating items	$16,354	$16,113	$15,021	$16,838
Interest expense	$11,380	$10,510	$11,426	$11,675
Gain (loss) on debt extinguishment	$—	$(205)	$101	$215
Minority interest in operating partnership income	$133	$206	$778	$243
Loss from investments in unconsolidated entities	$125	$183	$8	$633
Net gain (loss) on insurance and other settlement proceeds	$(3)	$528	$2,075	$260
Gain on disposition within unconsolidated entities	$—	$—	$—	$—

Discontinued operations:
Loss from discontinued operations before asset impairment, settlement proceeds and gain on sale	$(75)	$(164)	$(177)	$(161)
Asset impairment on discontinued operations	$—	$—	$—	$—
Net gain on insurance and other settlement proceeds on discontinued operations	$82	$—	$—	$—
Gain (loss) on sale of discontinued operations	$—	$—	$1,921	$(2)
Net income	$4,326	$5,105	$6,470	$4,305
Premiums and original issuance costs associated with the redemption of preferred stock	$—	$—	$5,987	$—
Net income (loss) available for common shareholders	$401	$1,180	$(3,062)	$281

Per share:
Net income (loss) available per common share—basic	$0.02	$0.07	$(0.17)	$0.01
Net income (loss) available per common share—diluted	$0.02	$0.07	$(0.17)	$0.01
Dividend declared	$0.585	$0.585	$0.585	$0.585

The above amounts may not agree to previously reported amounts due to changes in presentation as a result of discontinued operations.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2004 (20)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (21)
Eagle Ridge	Birmingham, AL	$—	(1)	$851	$7,667	$—	$957	$851	$8,624	$9,475	$(2,187)	$7,288	1986	5–40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	1,186	524	5,910	6,434	(1,624)	4,810	1987	5–40
Paddock Club Huntsville	Huntsville, AL	—	(1)	909	10,152	830	8,759	1,739	18,911	20,650	(4,102)	16,548	1989/98	5–40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	535	965	13,725	14,690	(2,538)	12,152	1999	5–40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	2,289	1,026	11,533	12,559	(4,361)	8,198	1987	5–40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	1,440	960	10,082	11,042	(3,165)	7,877	1984	5–40
Westside Creek I	Little Rock, AR	—	(1)	616	5,559	—	1,122	616	6,681	7,297	(1,927)	5,370	1984	5–40
Westside Creek II	Little Rock, AR	4,591		654	5,904	—	467	654	6,371	7,025	(1,731)	5,294	1986	5–40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	2,141	1,024	11,360	12,384	(3,510)	8,874	1985	5–40
Marsh Oaks	Atlantic Beach, FL	—	(1)	244	2,829	—	989	244	3,818	4,062	(1,479)	2,583	1986	5–40
Indigo Point	Brandon, FL	—	(4)	1,167	10,500	—	1,413	1,167	11,913	13,080	(2,143)	10,937	1989	5–40
Paddock Club Brandon	Brandon, FL	—	(2)	2,896	26,111	—	787	2,896	26,898	29,794	(6,267)	23,527	1997/99	5–40
Preserve at Coral Square	Coral Springs, FL	33,141		9,600	41,206	—	—	9,600	41,206	50,806	(421)	50,385	1996	5–40
Anatole	Daytona Beach, FL	7,000	(10)	1,227	5,879	—	1,146	1,227	7,025	8,252	(2,523)	5,729	1986	5–40
Paddock Club Gainesville	Gainesville, FL	—	(2)	1,800	15,879	—	293	1,800	16,172	17,972	(2,751)	15,221	1999	5–40
Cooper’s Hawk	Jacksonville, FL	—	(6)	854	7,500	—	1,377	854	8,877	9,731	(3,262)	6,469	1987	5–40
Hunter’s Ridge at Deerwood	Jacksonville, FL	—	(7)	1,533	13,835	—	1,342	1,533	15,177	16,710	(3,952)	12,758	1987	5–40
Lakeside	Jacksonville, FL	—	(1)	1,431	12,883	(1)	4,418	1,430	17,301	18,731	(6,453)	12,278	1985	5–40
Lighthouse Court	Jacksonville, FL	—	(1)	4,047	36,431	—	180	4,047	36,611	40,658	(2,564)	38,094	2003	5–40
Paddock Club Jacksonville	Jacksonville, FL	—	(1)	2,294	20,750	(2)	1,035	2,292	21,785	24,077	(5,292)	18,785	1989/96	5–40
Paddock Club Mandarin	Jacksonville, FL	—	(2)	1,410	14,967	—	541	1,410	15,508	16,918	(2,766)	14,152	1998	5–40
St. Augustine	Jacksonville, FL	—	(6)	2,858	6,475	(1)	3,098	2,857	9,573	12,430	(4,022)	8,408	1987	5–40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	1,937	645	7,741	8,386	(3,028)	5,358	1985	5–40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	—	3,992	1,686	19,171	20,857	(5,675)	15,182	1986	5–40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	2,656	1,221	23,108	24,329	(6,044)	18,285	1988/90	5–40
Savannahs at James Landing	Melbourne, FL	—	(6)	582	7,868	—	2,390	582	10,258	10,840	(3,599)	7,241	1990	5–40
Paddock Park Ocala	Ocala, FL	6,805	(2)(3)	2,284	21,970	—	1,135	2,284	23,105	25,389	(6,249)	19,140	1986/88	5–40
Paddock Club Panama City	Panama City, FL	—	(2)	898	14,276	—	399	898	14,675	15,573	(3,250)	12,323	2000	5–40
Paddock Club Tallahassee	Tallahassee, FL	—	(2)	530	4,805	950	9,527	1,480	14,332	15,812	(3,667)	12,145	1990/95	5–40
Belmere	Tampa, FL	—	(1)	851	7,667	1	2,544	852	10,211	11,063	(3,929)	7,134	1984	5–40
Links at Carrollwood	Tampa, FL	—	(1)	817	7,355	110	2,747	927	10,102	11,029	(2,532)	8,497	1980	5–40
High Ridge	Athens, GA	—	(1)	884	7,958	—	453	884	8,411	9,295	(2,211)	7,084	1987	5–40
Bradford Pointe	Augusta, GA	4,760		772	6,949	—	1,068	772	8,017	8,789	(2,117)	6,672	1986	5–40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	2,932	658	8,782	9,440	(3,424)	6,016	1975/84	5–40
Westbury Creek	Augusta, GA	3,480	(15)	400	3,626	—	687	400	4,313	4,713	(1,211)	3,502	1984	5–40
Fountain Lake	Brunswick, GA	—	(5)	502	4,551	—	1,198	502	5,749	6,251	(1,671)	4,580	1983	5–40
Park Walk	College Park, GA	—	(1)	536	4,859	—	605	536	5,464	6,000	(1,450)	4,550	1985	5–40
Whisperwood	Columbus, GA	—	(1)	4,290	42,722	(2)	6,072	4,288	48,794	53,082	(12,082)	41,000	1980/86/88/98	5–40
Willow Creek	Columbus, GA	—	(1)	614	5,523	—	1,767	614	7,290	7,904	(2,079)	5,825	1968/78	5–40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	401	1,284	16,220	17,504	(2,714)	14,790	1999	5–40
Prescott	Duluth, GA	—	(8)	3,840	24,876	—	220	3,840	25,096	28,936	(584)	28,352	2000	5–40
Whispering Pines	LaGrange, GA	—	(5)	823	7,470	—	1,282	823	8,752	9,575	(2,424)	7,151	1982/84	5–40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	935	665	6,973	7,638	(1,849)	5,789	1983	5–40
Austin Chase	Macon, GA	—	(7)	1,409	12,687	—	48	1,409	12,735	14,144	(2,866)	11,278	1996	5–40
The Vistas	Macon, GA	—	(1)	595	5,403	—	772	595	6,175	6,770	(1,696)	5,074	1985	5–40
Walden Run	McDonough, GA	—	(1)	1,281	11,935	—	(45)	1,281	11,890	13,171	(863)	12,308	1997	5–40
Georgetown Grove	Savannah, GA	10,174		1,288	11,579	—	653	1,288	12,232	13,520	(2,916)	10,604	1997	5–40
Wildwood	Thomasville, GA	—	(1)	438	3,971	371	4,342	809	8,313	9,122	(2,270)	6,852	1980/84	5–40
Hidden Lake	Union City, GA	—	(1)	1,296	11,715	—	1,597	1,296	13,312	14,608	(3,537)	11,071	1985/87	5–40

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2004 (20)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (21)
Three Oaks	Valdosta, GA	—	(1)	462	4,188	459	5,426	921	9,614	10,535	(2,659)	7,876	1983/84	5–40
Huntington Chase	Warner Robins, GA	9,031		1,160	10,437	—	540	1,160	10,977	12,137	(1,913)	10,224	1997	5–40
Southland Station	Warner Robins, GA	—	(1)	1,470	13,284	—	1,553	1,470	14,837	16,307	(4,091)	12,216	1987/90	5–40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	16,183	3,019	28,101	31,120	(6,172)	24,948	1998/99	5–40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	1,281	1,038	10,623	11,661	(3,002)	8,659	1996	5–40
Paddock Club Florence	Florence, KY	9,666		1,209	10,969	—	1,146	1,209	12,115	13,324	(3,053)	10,271	1994	5–40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,120	—	—	2,024	31,120	33,144	(4,559)	28,585	2000	5–40
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	1,041	411	4,740	5,151	(1,808)	3,343	1986	5–40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	1,489	694	7,731	8,425	(2,881)	5,544	1989	5–40
Village, The	Lexington, KY	—	(1)	900	8,097	—	2,238	900	10,335	11,235	(3,888)	7,347	1987	5–40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	2,998	1,169	13,516	14,685	(5,198)	9,487	1985	5–40
Riverhills	Grenada, MS	—	(1)	153	2,092	—	678	153	2,770	2,923	(1,433)	1,490	1972	5–40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	2,051	1,535	15,877	17,412	(5,090)	12,322	1988/89	5–40
Pear Orchard	Jackson, MS	—	(1)	1,352	12,168	(1)	2,999	1,351	15,167	16,518	(5,594)	10,924	1985	5–40
Reflection Pointe	Jackson, MS	5,880	(11)	710	8,770	140	3,454	850	12,224	13,074	(4,377)	8,697	1986	5–40
Somerset	Jackson, MS	—	(1)	477	4,294	—	1,159	477	5,453	5,930	(2,049)	3,881	1980	5–40
Woodridge	Jackson, MS	—	(1)	471	5,522	—	869	471	6,391	6,862	(2,291)	4,571	1987	5–40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,470	—	(16)	676	6,454	7,130	(468)	6,662	1974	5–40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	1,430	778	8,443	9,221	(2,766)	6,455	1989	5–40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	1,564	894	9,617	10,511	(3,209)	7,302	1991	5–40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	1,395	900	9,494	10,394	(2,750)	7,644	1988	5–40
Woodstream	Greensboro, NC	—	(1)	1,048	9,855	(12)	168	1,036	10,023	11,059	(734)	10,325	1983	5–40
Corners, The	Winston-Salem, NC	—	(2)	685	6,165	—	1,281	685	7,446	8,131	(2,977)	5,154	1982	5–40
Fairways at Royal Oak	Cincinnati, OH	—	(1)	814	7,335	—	1,436	814	8,771	9,585	(3,312)	6,273	1988	5–40
Colony at South Park	Aiken, SC	—	(1)	862	8,005	—	7	862	8,012	8,874	(527)	8,347	1989/91	5–40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	814	503	5,354	5,857	(1,504)	4,353	1988	5–40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	1,320	427	5,173	5,600	(2,023)	3,577	1980	5–40
Fairways, The	Columbia, SC	7,735	(12)	910	8,207	—	717	910	8,924	9,834	(3,318)	6,516	1992	5–40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	1,477	1,840	18,037	19,877	(4,629)	15,248	1989/95	5–40
Highland Ridge	Greenville, SC	—	(9)	482	4,337	—	1,213	482	5,550	6,032	(1,628)	4,404	1984	5–40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	1,494	1,304	13,234	14,538	(3,838)	10,700	1986/88	5–40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	665	1,200	11,465	12,665	(2,948)	9,717	1996	5–40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	3,291	360	6,216	6,576	(2,318)	4,258	1983	5–40
Spring Creek	Greenville, SC	—	(9)	597	5,374	(14)	1,190	583	6,564	7,147	(2,273)	4,874	1985	5–40
Runaway Bay	Mt. Pleasant, SC	—	(9)	1,085	7,269	—	1,576	1,085	8,845	9,930	(3,202)	6,728	1988	5–40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	1,288	723	7,792	8,515	(2,197)	6,318	1987	5–40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,861	—	81	1,131	10,942	12,073	(708)	11,365	1989	5–40
Hidden Creek	Chattanooga, TN	—	(1)	972	9,201	—	(17)	972	9,184	10,156	(628)	9,528	1987	5–40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	1,963	217	3,920	4,137	(1,564)	2,573	1986	5–40
Windridge	Chattanooga, TN	5,465	(16)	817	7,416	—	1,371	817	8,787	9,604	(2,169)	7,435	1984	5–40
Oaks, The	Jackson, TN	—	(1)	177	1,594	—	1,082	177	2,676	2,853	(1,119)	1,734	1978	5–40
Post House Jackson	Jackson, TN	5,095		443	5,078	—	2,890	443	7,968	8,411	(2,209)	6,202	1987	5–40
Post House North	Jackson, TN	3,375	(13)	381	4,299	(57)	1,484	324	5,783	6,107	(2,109)	3,998	1987	5–40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,010	523	5,721	6,244	(2,114)	4,130	1987	5–40
Woods at Post House	Jackson, TN	5,056		240	6,839	—	1,129	240	7,968	8,208	(3,288)	4,920	1997	5–40
Cedar Mill	Memphis, TN	—	(1)	824	8,023	—	124	824	8,147	8,971	(762)	8,209	1973/86	5–40
Gleneagles	Memphis, TN	—	(1)	443	3,983	—	2,526	443	6,509	6,952	(3,750)	3,202	1975	5–40
Greenbrook	Memphis, TN	—	(4)	2,100	24,468	25	17,397	2,125	41,865	43,990	(16,308)	27,682	1980	5–40
Hickory Farm	Memphis, TN	—	(1)	580	5,220	(19)	1,465	561	6,685	7,246	(2,634)	4,612	1985	5–40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	3,434	1,148	13,771	14,919	(5,175)	9,744	1978	5–40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	9,473	1,498	29,956	31,454	(9,761)	21,693	1988/98	5–40
Park Estate	Memphis, TN	—	(4)	178	1,141	—	3,023	178	4,164	4,342	(2,066)	2,276	1974	5–40
Reserve at Dexter Lake	Memphis, TN	—	(5)	1,260	16,043	2,147	32,164	3,407	48,207	51,614	(6,154)	45,460	1999	5–40
River Trace	Memphis, TN	—	(1)	1,622	14,723	1	2,249	1,623	16,972	18,595	(4,716)	13,879	1981/85	5–40
Paddock Club Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	224	915	14,998	15,913	(2,689)	13,224	1999	5–40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	(2)	1,535	1,191	12,274	13,465	(4,651)	8,814	1986	5–40
Grand View Nashville	Nashville, TN	—	(1)	2,963	33,673	—	884	2,963	34,557	37,520	(4,306)	33,214	2001	5–40

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2004 (20)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (21)
Monthaven Park	Nashville, TN	23,028		2,736	29,556	—	603	2,736	30,159	32,895	(1,559)	31,336	2000	5–40
Park at Hermitage	Nashville, TN	6,645	(17)	1,524	14,800	—	2,874	1,524	17,674	19,198	(6,368)	12,830	1987	5–40
Northwood	Arlington, TX	—	(2)	886	8,278	—	121	886	8,399	9,285	(557)	8,728	1980	5–40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	3,127	1,598	17,525	19,123	(5,255)	13,868	1983	5–40
Grand Reserve at Sunset Valley	Austin, TX	11,519		3,150	11,868	—	4	3,150	11,872	15,022	(140)	14,882	1996	5–40
Stassney Woods	Austin, TX	4,050	(18)	1,621	7,501	—	2,895	1,621	10,396	12,017	(3,761)	8,256	1985	5–40
Travis Station	Austin, TX	3,585	(19)	2,282	6,169	(1)	2,030	2,281	8,199	10,480	(2,955)	7,525	1987	5–40
Woods, The	Austin, TX	—	(2)	1,405	13,083	—	(38)	1,405	13,045	14,450	(894)	13,556	1977	5–40
Celery Stalk	Dallas, TX	—	(8)	1,463	13,165	(1)	3,753	1,462	16,918	18,380	(6,476)	11,904	1978	5–40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	1,377	988	10,270	11,258	(2,499)	8,759	1986	5–40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	1,661	1,252	12,932	14,184	(3,205)	10,979	1985	5–40
Lodge at Timberglen	Dallas, TX	—	(8)	825	7,422	(1)	2,799	824	10,221	11,045	(4,003)	7,042	1983	5–40
Watermark	Dallas, TX	—	(8)	960	14,839	—	38	960	14,877	15,837	(487)	15,350	2002	5–40
Legacy Pines	Houston, TX	—	(2)	2,157	19,491	—	207	2,157	19,698	21,855	(1,759)	20,096	1999	5–40
Westborough Crossing	Katy, TX	—	(8)	677	6,091	(1)	1,571	676	7,662	8,338	(2,920)	5,418	1984	5–40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	204	1,002	17,492	18,494	(2,825)	15,669	2000	5–40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	12,254	—	—	1,311	12,254	13,565	(894)	12,671	1983	5–40
Highwood	Plano, TX	—	(4)	864	7,783	—	1,143	864	8,926	9,790	(2,313)	7,477	1983	5–40
Los Rios Park	Plano, TX	—	(2)	3,273	29,483	—	523	3,273	30,006	33,279	(2,256)	31,023	2000	5–40
Cypresswood Court	Spring, TX	—	(8)	577	5,190	(1)	1,408	576	6,598	7,174	(2,590)	4,584	1984	5–40
Villages at Kirkwood	Stafford, TX	14,860		1,918	16,358	—	2	1,918	16,360	18,278	(171)	18,107	1996	5–40
Green Tree Place	Woodlands, TX	—	(8)	539	4,850	—	1,306	539	6,156	6,695	(2,349)	4,346	1984	5–40
Township	Hampton, VA	10,800	(14)	1,509	8,189	—	3,226	1,509	11,415	12,924	(2,990)	9,934	1987	5–40
Total Properties				$157,765	$1,401,826	$5,616	$271,569	$163,381	$1,673,395	$1,836,776	$(399,762)	$1,437,014
Land Held for Future Developments	Various			$—	$1,366	$—	$—	$—	$1,366	$1,366	$—	$1,366	N/A	N/A
Commercial Properties	Various			—	2,769	—	7,796	—	10,565	10,565	(3,136)	7,429	Various	5–40
Total Other				$—	$4,135	$—	$7,796	$—	$11,931	$11,931	$(3,136)	$8,795
Total Real Estate Assets				$157,765	$1,405,961	$5,616	$279,365	$163,381	$1,685,326	$1,848,707	$(402,898)	$1,445,809

(1)	Encumbered by a $600 million FNMA facility, with $574.1 million available and $529.8 million outstanding with a variable interest rate of 3.020% on which there exists thirteen interest rate swap agreements totaling $440 million at an average rate of 5.853% at December 31, 2004.

(2)	Encumbered by a $250 million FNMA facility, with $183.8 available and $173.6 million outstanding, $63.6 million of which had a variable interest rate of 2.967%, $65 million with a fixed rate of 7.712%, $25 million with a fixed rate of 6.920% and $20 milllion with a fixed rate of 5.770% at December 31, 2004.

(3)	Phase I of Paddock Park—Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.

(4)	Encumbered, along with one corporate property, by a mortgage with a principal balance of $40 million at December 31, 2004, with a maturity of April 1, 2009 and an interest rate of 3.419% on which there is a $25 million interest rate swap agreement with a rate of 4.580%.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $12.3 million at December 31, 2004.

(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $13.8 million at December 31, 2004, and an average interest rate of 5.867%.

(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $12.7 million at December 31, 2004, and an average interest rate of 5.177%.

(8)	Encumbered by a $100 million Freddie Mac facility, with an outstanding balance of $65.4 million and a variable interest rate of 3.061% on which there exists three interest rate swap agreements totaling $51 million at an average rate of 5.280 at December 31, 2004.

(9)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $8.5 million at December 31, 2004, and an average interest rate of 6.090%.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 3.948% and maturing on October 24, 2007.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.049% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.049% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.049% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 3.948% and maturing on October 24, 2007.

(15)	Encumbered by $3.5 million in bonds on which there exist a $3.0 million interest rate swap agreement fixed at 2.301% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds on which there exists a $5.0 million interest rate swap agreement fixed at 3.226% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.622% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 3.084% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.0% which terminates on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 3.084% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.622% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 3.084% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(20)	The aggregate cost for Federal income tax purposes was approximately $1,746 million at December 31, 2004. The aggregate cost for Federal income tax purposes exceeds the total gross amount of real estate assets for book purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(21)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SCHEDULE III
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
	2004	2003	2002
	Dollars in Thousands
Real estate investments:
Balance at beginning of year	$1,682,491	$1,463,793	$1,442,675
Acquisitions	160,517	200,104	33,933
Improvement and development	30,875	22,374	25,353
Assets held for sale	(14,171)	—	—
Disposition of real estate assets	(11,005)	(3,780)	(38,168)
Balance at end of year	$1,848,707	$1,682,491	$1,463,793

Accumulated depreciation:
Balance at beginning of year	$339,704	$283,277	$229,913
Depreciation	67,977	56,506	53,779
Assets held for sale	(5,622)	—	—
Disposition of real estate assets	(2,297)	(79)	(415)
Balance at end of year	$399,762	$339,704	$283,277

The Company’s consolidated balance sheet at December 31, 2004, 2003, and 2002 includes accumulated depreciation of $3,136, $3,558 and $2,977, respectively, in the caption “Commercial properties, net.”

See accompanying report of independent registered public accounting firm.