Form 10-Q
period 2005-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2005-05-05
CIK 912595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 19, 2005
Common Stock, $.01 par value	21,366,346

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)

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

Signatures

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004
(Dollars in thousands)
	March 31, 2005	December 31, 2004
Assets:
Real estate assets:
Land	$ 170,091	$ 163,381
Buildings and improvements	1,675,369	1,625,194
Furniture, fixtures and equipment	43,252	41,682
Capital improvements in progress	1,538	6,519
	1,890,250	1,836,776
Less accumulated depreciation	(417,472)	(399,762)
	1,472,778	1,437,014
Land held for future development	1,366	1,366
Commercial properties, net	7,275	7,429
Investments in and advances to real estate joint ventures	14,243	14,143
Real estate assets, net	1,495,662	1,459,952
Cash and cash equivalents	6,009	9,133
Restricted cash	6,558	6,041
Deferred financing costs, net	16,267	16,365
Other assets	16,211	16,837
Goodwill, net	5,306	5,400
Assets held for sale	8,634	8,579
Total assets	$ 1,554,647	$ 1,522,307
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,116,275	$ 1,083,473
Accounts payable	2,427	767
Accrued expenses and other liabilities	27,401	43,381
Security deposits	6,087	5,821
Liabilities associated with assets held for sale	129	164
Total liabilities	1,152,319	1,133,606
Minority interest	31,481	31,376
8.625% Series G Cumulative Redeemable Preferred Stock,
400,000 shares authorized, 400,000 shares issued and outstanding	10,000	10,000
Shareholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$176,862,500 or $25 per share liquidation preference:
9.25% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
21,331,300 and 20,856,791 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	213	209
Additional paid-in capital	648,620	634,520
Other	(3,523)	(3,252)
Accumulated distributions in excess of net income	(281,094)	(269,482)
Accumulated other comprehensive loss	(3,436)	(14,737)
Total shareholders' equity	360,847	347,325
Total liabilities and shareholders’ equity	$ 1,554,647	$ 1,522,307

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Three months ended March 31, 2005 and 2004

(Dollars in thousands, except per share data)
(Unaudited)

	2005	2004
Operating revenues:
Rental revenues	$ 68,641	$ 62,918
Other property revenues	2,682	2,438
Total property revenues	71,323	65,356
Management fee income	118	145
Total operating revenues	71,441	65,501
Property operating expenses:
Personnel	8,357	7,610
Building repairs and maintenance	2,307	2,101
Real estate taxes and insurance	9,442	8,981
Utilities	3,931	3,555
Landscaping	1,947	1,749
Other operating	3,390	3,035
Depreciation	18,049	17,006
Total property operating expenses	47,423	44,037
Property management expenses	2,792	2,553
General and administrative expenses	2,672	2,371
Income from continuing operations before non-operating items	18,554	16,540
Interest and other non-property income	157	143
Interest expense	(13,732)	(12,341)
Gain (loss) on debt extinguishment	(4)	82
Amortization of deferred financing costs	(460)	(460)
Minority interest in operating partnership income	(260)	(420)
Gain (loss) from investments in unconsolidated entities	318	(41)
Net gain on insurance and other settlement proceeds	7	1,628
Income from continuing operations	4,580	5,131
Discontinued operations:
Loss from discontinued operations before
asset impairment, settlement proceeds and gain on sale	(135)	(76)
Asset impairment on discontinued operations	(94)	-
Net loss on insurance and other settlement proceeds on
discontinued operations	(25)	-
Net income	4,326	5,055
Preferred dividend distribution	3,713	3,706
Net income available for common shareholders	$ 613	$ 1,349

Weighted average shares outstanding (in thousands):
Basic	20,928	20,038
Effect of dilutive stock options	284	327
Diluted	21,212	20,365

Net income available for common shareholders	$ 613	$ 1,349
Discontinued property operations	254	76
Income from continuing operations available for common shareholders	$ 867	$ 1,425

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.04	$ 0.07
Discontinued property operations	(0.01)	(0.00)
Net income available for common shareholders	$ 0.03	$ 0.07

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.04	$ 0.07
Discontinued property operations	(0.01)	(0.00)
Net income available for common shareholders	$ 0.03	$ 0.07

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)
(Unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$ 4,326	$ 5,055
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations before asset impairment, settlement
proceeds and gain on sale	135	76
Depreciation and amortization of deferred financing costs	18,509	17,466
Amortization of unearned stock compensation	133	132
Amortization of debt premium	(467)	(770)
(Gain) loss from investments in unconsolidated entities	(318)	41
Minority interest in operating partnership income	260	420
(Gain) loss on debt extinguishment	4	(82)
Net loss on insurance and other settlement proceeds on discontinued
operations	25	-
Asset impairment on discontinued operations	94	-
Net gain on insurance and other settlement proceeds	(7)	(1,628)
Changes in assets and liabilities:
Restricted cash	(517)	1,366
Other assets	419	4,739
Accounts payable	1,683	40
Accrued expenses and other	(4,725)	(6,125)
Security deposits	260	145
Net cash provided by operating activities	19,814	20,875
Cash flows from investing activities:
Purchases of real estate and other assets	(47,314)	(31,255)
Improvements to existing real estate assets	(4,099)	(7,024)
Distributions from real estate joint venture	218	288
Contributions to real estate joint ventures	-	(4,915)
Proceeds from disposition of real estate assets	24	2,330
Net cash used in investing activities	(51,171)	(40,576)
Cash flows from financing activities:
Net change in credit lines	12,127	61,589
Proceeds from notes payable	19,486	22,100
Principal payments on notes payable	(625)	(55,966)
Payment of deferred financing costs	(362)	(971)
Proceeds from issuances of common shares and units	15,079	7,901
Distributions to unitholders	(1,534)	(1,561)
Dividends paid on common shares	(12,225)	(11,537)
Dividends paid on preferred shares	(3,713)	(3,706)
Net cash provided by financing activities	28,233	17,849
Net decrease in cash and cash equivalents	(3,124)	(1,852)
Cash and cash equivalents, beginning of period	9,133	10,152
Cash and cash equivalents, end of period	$ 6,009	$ 8,300
Supplemental disclosure of cash flow information:
Interest paid	$ 14,128	$ 13,317
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$ 20	$ 121
Issuance of restricted common shares	$ 404	$ 54
Marked-to-market adjustment on derivative instruments	$ 11,301	$ (4,561)
Fair value adjustment on derivative instruments	$ 2,277	$ 1,211

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2004, as set forth in the annual consolidated financial statements of Mid-America Apartment Communities, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

STOCK BASED COMPENSATION

Upon shareholder approval at the May 24, 2004 Annual Meeting of Shareholders, the Company adopted the 2004 Stock Plan to provide incentives to attract and retain independent directors, executive officers and key employees. This plan replaced the 1994 Restricted Stock and Stock Option Plan under which no further awards may be granted as of January 31, 2004.

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a note to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). The Company will continue such accounting for employee stock options under the provisions of APB 25.

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which grants were issued (dollars and shares in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income	$ 4,326	$ 5,055
Preferred dividend distribution	3,713	3,706
Net income available for
common shareholders	613	1,349
Add: Stock-based employee
compensation expense included
in reported net income	-	-
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	30	44
Pro forma net income available for
common shareholders	$ 583	$ 1,305

Average common shares outstanding - Basic	20,928	20,038
Average common shares outstanding - Diluted	21,212	20,365

Net income available per common share:
Basic as reported	$ 0.03	$ 0.07
Basic pro forma	$ 0.03	$ 0.07
Diluted as reported	$ 0.03	$ 0.07
Diluted pro forma	$ 0.03	$ 0.06

Assumptions:(1)
Risk free interest rate	N/A	N/A
Expected life - Years	N/A	N/A
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A

(1) No grants were issued in the periods shown.

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company plans to adopt Statement 123(R) effective January 1, 2006 and does not believe the it will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement (123)R. SAB 107 will be applied upon the adoption of Statement 123(R).

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to 2005 presentation. The reclassifications had no effect on net income available for common shareholders.

2.	REAL ESTATE ACQUISITIONS

On February 18, 2005, the Company acquired two communities totaling 657 units located in the northeast metro area of Atlanta, Georgia for a total purchase price of $47 million. The Company recorded approximately $1.1 million to real estate assets representing the fair value of the in-place leases related to these acquisitions. The Company plans to operate the properties as one community.

3.	SHARE AND UNIT INFORMATION

At March 31, 2005, 21,331,300 common shares and 2,633,065 operating partnership units were outstanding, a total of 23,964,365 shares and units. Additionally, the Company had outstanding options for 510,240 shares of common stock at March 31, 2005, of which 342,880 were anti-dilutive. At March 31, 2004, 20,353,652 common shares and 2,671,232 operating partnership units were outstanding, a total of 23,024,884 shares and units. Additionally, the Company had outstanding options for 732,021 shares of common stock at March 31, 2004, of which 503,247 were anti-dilutive.

4.	SEGMENT INFORMATION

At March 31, 2005, the Company owned or had an ownership interest in 133 multifamily apartment communities, including the apartment communities owned by the Company’s joint ventures, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long-term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

	Three months
	ended March 31,
	2005	2004

Multifamily rental revenues	$ 72,519	$ 67,264
Other multifamily revenues	2,811	2,563
Segment revenues	75,330	69,827

Reconciling items to consolidated revenues:
Joint ventures' revenues including discontinued operations	(3,416)	(3,627)
Discontinued operations revenues	(591)	(844)
Management fee income	118	145
Total revenues	$ 71,441	$ 65,501

Multifamily net operating income	$ 43,984	$ 40,824
Reconciling items to net income
Joint ventures net operating income	(1,986)	(1,946)
Discontinued operations net operating (income) loss	69	(408)
Depreciation	(18,049)	(17,006)
Property management expenses	(2,792)	(2,553)
General and administrative expenses	(2,672)	(2,371)
Interest and other non-property income	157	143
Interest expense	(13,732)	(12,341)
Gain (loss) on debt extinguishment	(4)	82
Amortization of deferred financing costs	(460)	(460)
Minority interest in operating partnership income	(260)	(420)
Gain (loss) from investments in unconsolidated entities	318	(41)
Net gain on insurance and other settlement proceeds	7	1,628
Discontinued property operations before asset impairment,
settlement proceeds and gain on sale	(135)	(76)
Asset impairment on discontinued operations	(94)	-
Net gain (loss) on insurance and settlement proceeds on
discontinued operations	(25)	-
Preferred dividend distribution	(3,713)	(3,706)
Net income available for common shareholders	$ 613	$ 1,349

	March 31, 2005	December 31, 2004
Assets:
Multifamily real estate assets	$ 2,004,061	$ 1,950,444
Accumulated depreciation - multifamily assets	(430,938)	(412,847)
Segment assets	1,573,123	1,537,597

Reconciling items to total assets:
Joint ventures multifamily real estate assets, net	(91,726)	(92,034)
Land held for future development	1,366	1,366
Commercial properties, net	7,275	7,429
Investment in and advances to real estate joint ventures	14,243	14,143
Cash and restricted cash	12,567	15,174
Other assets	37,784	38,602
Non real estate assets held for sale	15	30
Total assets	$ 1,554,647	$ 1,522,307

5.	PROPERTIES HELD FOR SALE AND DISPOSITIONS

As part of the Company’s disposition strategy to selectively dispose of mature assets that no longer meet the Company’s investment criteria and long-term strategic objectives, as of March 31, 2005, the Company was in negotiations to sell the Eastview apartments, a 432-unit community located in Memphis, Tennessee. The community was considered held for sale for the accompanying consolidated financial statements. The sale of the Eastview apartments was subsequently completed on April 1, 2005. The Company recorded an impairment charge of approximately $94,000 related to the Eastview apartments in the first quarter of 2005. On October 1, 2004, the Company sold the Island Retreat apartments, an 112-unit community in St. Simon’s Island, Georgia. As a result of this sale, the Company recognized a gain of approximately $5,825,000.

The revenues and net income (loss) reported in discontinued operations in the accompanying consolidated financial statements for the above transactions were as follows (dollars in thousands):

	Three months
	ended March 31,
	2005	2004

Revenues	$ 591	$ 844
Net loss	$ (160)	$ (76)

The major classes of assets and liabilities reported in assets held for disposition and in liabilities associated with assets held for disposition in the accompanying consolidated financial statements for the above transactions were as follows (dollars in thousands):

March 31, 2005

Land	$ 700
Buildings and improvements	12,350
Furniture, fixtures and equipment	1,167
Capital improvements in progress	10
Accumulated depreciation	(5,608)
Other assets	15
Assets held for disposition	$ 8,634

Accounts payable	$ 26
Accrued expenses and other liabilities	74
Security deposits	29
Liabilities associated with
assets held for disposition	$ 129

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three month periods ended March 31, 2005 and 2004, the ineffective portion of the hedging transactions was not significant.

7.	COMPREHENSIVE INCOME

Total comprehensive income and its components for the three month periods ended March 31, 2005 and 2004 were as follows (dollars in thousands):

	Three months
	ended March 31,
	2005	2004

Net income	$ 4,326	$ 5,055
Marked-to-market adjustment
on derivative instruments	11,301	(4,561)
Total comprehensive income	$ 15,627	$ 494

8.	SUBSEQUENT EVENT

REAL ESTATE DISPOSITION

On April 1, 2005, the Company sold the Eastview apartments, an 432-unit community located in Memphis, Tennessee.

9.	8 5/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED STOCK

In 2002, the Company issued 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. The Company has outstanding 400,000 Series G shares issued in a direct placement with private investors (“Investors”) for which it received aggregate proceeds of $10.0 million. On or after November 15, 2004, the Company or the Investors may give the required one year notice to redeem or put, respectively, all or part of the Series G shares beginning on or after November 15, 2005 in increments of $1 million. In the event the Investors elect to put all or a part of the Series G to the Company, the Company has the option to redeem all or a portion of the shares of the Series G in shares of common stock of the Company in lieu of cash. As of March 31, 2005 no such notice has been made nor received by the Company.

Based on a review of EITF D-98: Classification and Measurement of Redeemable Securities, the Company has determined that in the event of a put by the Investors, there are two possible circumstances which are not wholly in control of the Company that could require the Series G to be redeemed by the Company for cash as opposed to common stock, and thus the Series G should be presented outside of permanent equity. These circumstances are the delisting of the Company’s common stock from the New York Stock Exchange and the failure to complete a registration of the Company’s common stock exchanged for the Series G. As a result, the Company has classified the Series G outside of permanent equity as of March 31, 2005 and has adjusted the December 31, 2004 consolidated balance sheet to conform to such presentation. The Company believes that this adjustment is not material to the December 31, 2004 consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW OF THE THREE MONTHS ENDED MARCH 31, 2005

The Company’s operating results for the first three months of 2005 benefited from strengthened property performance by the Company’s same store portfolio from increased revenues and from acquisitions made throughout 2004 and 2005. Property performance was somewhat offset by an increase in interest expense caused by larger debt balances due to the expanding portfolio.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2005. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the properties owned by its 33.33% unconsolidated joint ventures, at March 31, 2005 was 38,561 in 133 communities compared to 36,712 units in 129 communities owned at March 31, 2004. The average monthly rental per apartment unit for the Company’s 100% owned apartment units not in lease-up was $685 at March 31, 2005 compared to $667 at March 31, 2004. Occupancy for these same apartment units at March 31, 2005 and 2004 was 93.6% and 93.0%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

Property revenues for the three months ended March 31, 2005, increased by approximately $5,967,000 from the three months ended March 31, 2004, due to (i) a $4,292,000 increase in property revenues from the six properties acquired in 2004 (the “2004 Acquisitions”), (ii) a $1,005,000 increase in property revenues from the communities held throughout both periods, and (iii) a $670,000 increase in property revenues from the two properties acquired in 2005 (the “2005 Acquisitions”).

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2005, increased by approximately $2,343,000 from the three months ended March 31, 2004, due primarily to increases of property operating expenses of (i) $1,707,000 from the 2004 Acquisitions, (ii) $429,000 from the communities held throughout both periods, and (iii) $207,000 from the 2005 Acquisitions.

Depreciation expense increased by approximately $1,043,000 primarily due to the increases of depreciation expense of (i) $1,908,000 from the 2004 Acquisitions, and (ii) $297,000 from the 2005 Acquisitions. These increases were partially offset by decreases in depreciation expense of (i) $1,142,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by the Company in 2003, and (iii) $20,000 from the communities held throughout both periods.

Property management expenses increased by approximately $239,000 from the first quarter of 2004 to the first quarter of 2005 partially due to increased employee incentives. General and administrative expenses increased by approximately $301,000 over this same period partially related to timing differences in the funding of the Company’s corporate charity, The Open Arms Foundation.

Interest expense for the three months ended March 31, 2005, increased by approximately $1,391,000 from the same period in 2004. This increase was due to the increase in debt balances from approximately $979,000,000 at March 31, 2004, to approximately $1,116,000,000 at March 31, 2005.

FUNDS FROM OPERATIONS AND NET INCOME

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful to investors in understanding the Company's operating performance in that such calculation excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income for the three months ended March 31, 2005 and 2004 (dollars and shares in thousands):

	Three months
	ended March 31,
	2005	2004
Net income	$ 4,326	$ 5,055
Depreciation of real estate assets	17,718	16,672
Net gain on insurance and other settlement proceeds	(7)	(1,628)
Net loss on insurance and other settlement proceeds
of discontinued operations	25	-
Depreciation of real estate assets of discontinued
operations (1)	-	227
Depreciation of real estate assets of unconsolidated
entities	132	451
Preferred dividend distribution	(3,713)	(3,706)
Minority interest in operating partnership income	260	420
Funds from operations	$ 18,741	$ 17,491

Weighted average shares and units:
Basic	23,561	22,717
Diluted	23,845	23,044

(1) Amounts represent depreciation taken before communities classified as discontinued operations.

Net income for the three months ended March 31, 2005 was approximately $729,000 below the three months ended March 31, 2004. Income from continuing operations before non-operating items increased due to strengthened property performance and acquisitions but was more than offset by an increase in interest expense from larger debt balances in the first quarter of 2005, and the $1.6 million of net gain on insurance and other settlement proceeds attributable to the first quarter of 2004. FFO for the same period increased approximately $1,250,000, due mainly to the net gain on insurance and other settlement proceeds attributable to the first quarter of 2004 and the addback of the increase in depreciation of real estate assets.

TRENDS

Property performance over the past two years has been pressured by an imbalance between supply and demand for apartment units in many of the Company’s markets. The economic downturn and the related low interest rate environment have combined to contribute to a temporary decline in demand for apartment units, while allowing delivery levels of newly constructed apartment units to remain consistent with, and in some cases above, historical averages.

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

As part of its strategy to create continued stable and growing performance, the Company maintains a portfolio of properties diversified across large metropolitan markets, mid-sized markets, and smaller tier markets, as defined by population levels. During the economic downturn, the Company’s smaller-tier and mid-sized markets produced more stable performance while its larger metropolitan markets proved more susceptible to declining job formation and apartment supply imbalances.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities remained relatively flat at $19.8 million for the first three months of 2005 from $20.9 million for the first three months of 2004.

Net cash used in investing activities increased during the first three months of 2005 from the first three months of 2004 to approximately $51.2 million from $40.6 million mainly related to the additional $16.1 million of cash used for acquisitions in the first quarter of 2005 than in 2004. This was somewhat offset by a $2.9 million increased investment in improvements to existing real estate assets in the first quarter of 2004 than in 2005 as well as a $4.9 million contribution to real estate joint ventures in the first quarter of 2004.

Capital improvements to existing real estate assets during the quarter ended March 31, 2005 and 2004 totaled approximately $4.1 million and $7.0 million, respectively. Improvements for the first quarter of 2004 include approximately $2.5 million capital expenditures as a result of casualty losses. Excluding the impact of casualty losses, the Company expects to increase capital improvements to existing real estate assets for the full year of 2005 over 2004 by 6.9%.

Net cash provided by financing activities was approximately $28.2 million for the three months ended March 31, 2005 compared to $17.8 million during the same period in 2004. During the first three months of 2005 the Company increased its borrowings under its credit lines by approximately $12.1 million compared to an increase of $61.6 million for the same period in 2004. The Company refinanced $55.1 million in the first three months of 2004. No debt was refinanced in the same period in 2005.

The weighted average interest rate at March 31, 2005, for the $1,116 million of debt outstanding was 5.4% compared to 5.0% on $979 million of debt outstanding at March 31, 2004. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk.

At March 31, 2005, the Company had secured credit facilities relationships with Prudential Mortgage Capital which is credit enhanced by the Federal National Mortgage Association (“FNMA”), FNMA, Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.1 billion at March 31, 2005, with an availability to borrow of $953 million. At March 31, 2005, the Company had total borrowings outstanding under these credit facilities of $885 million.

Each of the Company’s secured credit facilities is subject to various covenants and conditions on usage, and are subject to periodic revaluation of collateral. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company.

Approximately 70% of the Company’s obligations at March 31, 2005 were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $839 million of which is available to borrow. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62%.

The Company also had secured borrowings with Union Planters Bank at March 31, 2005 totaling $40 million as well as $10 million of unsecured borrowings with Compass Bank. The unsecured borrowings with Compass Bank are scheduled to expire on May 5, 2005 and the Company does not plan to renew this obligation.

As of March 31, 2005, the Company had interest rate swaps in effect totaling a notional amount of $509 million. These swaps have to date proven to be highly effective hedges. The Company had also entered into a future interest rate swap for a notional amount of $50 million which goes into effect on May 1, 2005. The Company also had interest rate cap agreements totaling a notional amount of $23 million in effect as of March 31, 2005.

Summary details of the debt outstanding at March 31, 2005, follows in the table below:

			Outstanding
			Balance/
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 732,255,977	6.1%	07/03/2010	08/27/2010
Conventional - Forward swapped			50,000,000	5.3%	05/01/2012	05/01/2012
Tax Exempt			87,705,000	4.7%	06/18/2015	06/18/2015
Subtotal Fixed Rate or Swapped			869,960,977	5.9%	02/08/2011	03/27/2011
Variable Rate
Conventional			212,884,028	3.7%	05/28/2005	11/11/2010
Tax Exempt			10,855,004	3.0%	04/21/2005	05/30/2020
Conventional - Capped			11,720,000	3.5%	06/01/2005	04/06/2013
Tax Exempt - Capped			10,855,000	3.0%	04/15/2005	03/01/2014
Subtotal Variable Rate			246,314,032	3.6%	05/24/2005	07/17/2011
Total Combined Debt Outstanding			$ 1,116,275,009	5.4%	11/05/2009	04/21/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 141,993,977	6.6%	10/12/2014	10/12/2014
Tax Exempt Fixed Rate			34,740,000	5.7%	04/07/2026	04/07/2026
Tax Exempt Variable Rate			4,760,004	3.0%	04/30/2005	06/01/2028
FNMA Credit Facilities
Tax Free Borrowings	$ 88,280,000	$ 69,915,000	69,915,000	3.0%	04/15/2005	03/01/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	11/30/2009	11/30/2009
Variable Rate Borrowings	751,720,000	659,545,000	605,102,000	3.5%	06/01/2005	04/06/2013
Subtotal FNMA Facilities	950,000,000	839,460,000	785,017,000	4.0%	01/13/2006	11/14/2012
Freddie Mac Credit Facility	100,000,000	81,144,000	81,144,000	3.6%	06/16/2005	07/01/2011
AmSouth Credit Facility	40,000,000	32,061,333	18,620,028	5.0%	04/30/2005	05/24/2006
Union Planters Bank			40,000,000	3.9%	04/30/2005	04/01/2009
Compass Bank			10,000,000	3.3%	05/10/2005	05/10/2005
Total Underlying Debt Outstanding			$ 1,116,275,009	4.3%	09/09/2007	03/11/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 456,000,000	5.8%	08/03/2009
LIBOR indexed - Forward Interest Rate Swap			50,000,000	5.3%	05/01/2012
BMA indexed			52,965,000	4.1%	05/17/2008
Total Interest Rate Swaps			$ 558,965,000	5.6%	09/19/2009

Interest Rate Caps
LIBOR indexed			$ 11,720,000	6.0%	10/03/2008
BMA indexed			10,855,000	6.0%	10/03/2008
Total Interest Rate Caps			$ 22,575,000	6.0%	10/03/2008

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $785 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the quarter ended March 31, 2005, the Company’s net cash provided by operating activities was approximately $1.8 million short of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares. This compared to a shortfall of approximately $3.0 million for the same period in 2004. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company’s 2004 Annual Report on Form 10-K/A.

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

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt Statement 123(R) effective January 1, 2006 and does not believe the it will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement (123)R. SAB 107 will be applied upon the adoption of Statement 123(R).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The Company does not believe the adoption of Interpretation 47 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated rental concessions, planned asset dispositions, disposition pricing, and planned acquisitions. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including a continued downturn in general economic conditions or the capital markets, competitive factors including overbuilding or other supply/demand imbalances in some or all of our markets, changes in interest rates, and other items that are difficult to control such as insurance rates, increases in real estate taxes, and other general risks inherent in the apartment business. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-

looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company’s market risk as disclosed in the 2004 Annual Report on Form 10-K/A except for changes as discussed in the Liquidity and Capital resources section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Special Note Regarding Analyst Reports

Investors should also be aware that while the Company’s management does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of, nor are they endorsed by Mid-America Apartment Communities, Inc.

PART II – OTHER INFORMATION

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

3.11*	Bylaws of Mid-America Apartment Communities, Inc.

4.1+	Form of Common Share Certificate

4.2**	Form of 9.5% Series A Cumulative Preferred Stock Certificate

4.3***	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate

4.4****	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate

4.5@	Form of 9.5% Series E Cumulative Preferred Stock Certificate

4.6*****	Form of 9 ¼% Series F Cumulative Preferred Stock Certificate

4.7@	Form of 8.30% Series G Cumulative Preferred Stock Certificate

4.8@	Form of 8.30% Series H Cumulative Preferred Stock Certificate

4.9+++	Shareholder Protection Rights Agreement dated March 1, 1999

10.1###	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership

10.2+++	Employment Agreement between the Registrant and H. Eric Bolton, Jr.

10.3+++	Employment Agreement between the Registrant and Simon R.C. Wadsworth

10.4#	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan

10.5+++	Revolving Credit Agreement (Amended and Restated) between the Registrant and AmSouth Bank dated March 16, 1998

10.6+++	Sixth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated November 12, 1999

10.7##	Seventh Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated July 21, 2000

10.8###	Eighth Amendment to Revolving Credit Agreement between the Registrant and AmSouth Bank dated April 19, 200l

10.9@	AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003

10.10@@@	First Amendment to Amended and Restated Revolving Credit Agreement dated May 19, 2004

10.11+++	Master Credit Facility Agreement between the Registrant and WMF Washington Mortgage Corp. dated November 10, 1999

10.12@

Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004

10.13@@@	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated March 31, 2004

10.14@@@	Second Amendment to Second Amended and Restated Master Credit Facility Agreement dated April 30, 2004

10.15@@@	Third Amendment to Second Amended and Restated Master Credit Facility Agreement dated August 3, 2004

10.16@@@	Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement dated August 31, 2004

10.17@@@	Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 1, 2004

10.18@@@	Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement dated December 1, 2004

10.19@@@	Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement dated December 15, 2004

10.20@

Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 31, 2004

10.21@@@	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement dated as of August 3, 2004

10.22@@@	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement dated as of December 1, 2004

10.23+	Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.24+	Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.25@	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated June 1, 2001

10.26@	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002

10.27@	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003

10.28@@@	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Sunset Valley Apartments, Texas)

10.29@@@	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas)

10.30@@@	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Coral Springs Apartments, Florida)

10.31@@@	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P.

10.32@@	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid-America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004

10.33@@@	Mid-America Apartment Communities, Inc. Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective March 16, 2005

10.34@@@	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective March 16, 2005

11.1@@@	Statement re: computation of per share earnings (included within the Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Filed as Exhibit to the Registrant’s Registration Statement on Form S-3 (333-112469) filed with the Commission on February 4, 2004

@@	Filed as an Exhibit to the 2003 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2003

@@@	Filed as an Exhibit to the 2004 Annual Report of the Registrant on Form 10-K/A for the year ended December 31, 2004

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11/A (SEC File No. 33-69434) filed on January 21, 1994

**	Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996

***	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997

****	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on June 26, 1998

*****	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002

******	Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1996

+	Filed as an exhibit to the 1997 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1997

+++	Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999

#	Filed as an exhibit to the Registrant’s Proxy Statement filed on April 24, 2002

##	Filed as an exhibit to the 2000 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000

###	Filed as an exhibit to the 2001 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2001

####	Filed as an exhibit to the Quarterly Report of the Registrant on Form 10-Q for the quarterly period ended June 30, 2004

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: May 5, 2005	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)