Form 10-Q
period 2005-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2005-08-04
CIK 912595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 19, 2005
Common Stock, $.01 par value	21,552,638

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)

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

Signatures

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004
(Dollars in thousands)
	June 30, 2005	December 31, 2004
Assets:
Real estate assets:
Land	$170,103	$163,381
Buildings and improvements	1,681,448	1,625,194
Furniture, fixtures and equipment	44,021	41,682
Capital improvements in progress	1,861	6,519
	1,897,433	1,836,776
Less accumulated depreciation	(435,505)	(399,762)
	1,461,928	1,437,014
Land held for future development	1,366	1,366
Commercial properties, net	7,137	7,429
Investments in and advances to real estate joint ventures	4,416	14,143
Real estate assets, net	1,474,847	1,459,952
Cash and cash equivalents	6,616	9,133
Restricted cash	7,266	6,041
Deferred financing costs, net	15,837	16,365
Other assets	10,914	16,837
Goodwill	5,051	5,400
Assets held for sale	-	8,579
Total assets	$1,520,531	$1,522,307
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,086,647	$1,083,473
Accounts payable	2,439	767
Accrued expenses and other liabilities	44,402	43,381
Security deposits	6,274	5,821
Liabilities associated with assets held for sale	-	164
Total liabilities	1,139,762	1,133,606
Minority interest	31,305	31,376
8.625% Series G Cumulative Redeemable Preferred Stock,
400,000 shares authorized, 400,000 shares issued and outstanding	-	10,000
Shareholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$176,862,500 or $25 per share liquidation preference:
9.25% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
21,518,146 and 20,856,791 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	215	209
Additional paid-in capital	654,320	634,520
Other	(3,673)	(3,252)
Accumulated distributions in excess of net income	(289,036)	(269,482)
Accumulated other comprehensive loss	(12,429)	(14,737)
Total shareholders' equity	349,464	347,325
Total liabilities and shareholders' equity	$1,520,531	$1,522,307

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Three and six months ended June 30, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues:
Rental revenues	$69,846	$63,353	$138,487	$126,271
Other property revenues	2,913	2,564	5,595	5,002
Total property revenues	72,759	65,917	144,082	131,273
Management fee income	103	149	221	294
Total operating revenues	72,862	66,066	144,303	131,567
Property operating expenses:
Personnel	8,715	7,799	17,072	15,409
Building repairs and maintenance	2,661	2,326	4,968	4,427
Real estate taxes and insurance	9,589	8,824	19,031	17,805
Utilities	3,840	3,316	7,771	6,871
Landscaping	1,975	1,810	3,922	3,559
Other operating	3,485	3,132	6,875	6,167
Depreciation	18,404	16,874	36,453	33,880
Total property operating expenses	48,669	44,081	96,092	88,118
Property management expenses	2,892	3,014	5,700	5,567
General and administrative expenses	2,163	2,515	4,819	4,886
Income from continuing operations before non-operating items	19,138	16,456	37,692	32,996
Interest and other non-property income	130	136	287	279
Interest expense	(14,473)	(12,030)	(28,205)	(24,371)
Loss on debt extinguishment	(90)	(299)	(94)	(217)
Amortization of deferred financing costs	(489)	(405)	(949)	(865)
Minority interest in operating partnership income	(778)	(534)	(1,038)	(954)
Income (loss) from investments in unconsolidated entities	(193)	(33)	125	(74)
Incentive fee from unconsolidated entity	1,723	-	1,723	-
Net gain (loss) on insurance and other settlement proceeds	(16)	1,228	(9)	2,856
Gain on sale of non-depreciable assets	334	-	334	-
Gain on disposition within unconsolidated entities	3,034	-	3,034	-
Income from continuing operations	8,320	4,519	12,900	9,650
Discontinued operations:
Gain (loss) from discontinued operations before
asset impairment, settlement proceeds and gain on sale	22	(53)	(113)	(129)
Asset impairment on discontinued operations	(149)	-	(243)	-
Net gain (loss) on insurance and other settlement proceeds on
discontinued operations	-	526	(25)	526
Net income	8,193	4,992	12,519	10,047
Preferred dividend distribution	3,635	3,706	7,348	7,412
Net income available for common shareholders	$4,558	$1,286	$5,171	$2,635

Weighted average shares outstanding (in thousands):
Basic	21,351	20,275	21,140	20,157
Effect of dilutive stock options	274	310	279	318
Diluted	21,625	20,585	21,419	20,475

Net income available for common shareholders	$4,558	$1,286	$5,171	$2,635
Discontinued property operations	127	(473)	381	(397)
Income from continuing operations available for common shareholders	$4,685	$813	$5,552	$2,238

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.22	$0.04	$0.26	$0.11
Discontinued property operations	(0.01)	0.02	(0.02)	0.02
Net income available for common shareholders	$0.21	$0.06	$0.24	$0.13

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.22	$0.04	$0.26	$0.11
Discontinued property operations	(0.01)	0.02	(0.02)	0.02
Net income available for common shareholders	$0.21	$0.06	$0.24	$0.13

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)
	2005	2004
Cash flows from operating activities:
Net income	$12,519	$10,047
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations before asset impairment, settlement
proceeds and gain on sale	113	(129)
Depreciation and amortization of deferred financing costs	37,402	34,745
Amortization of unearned stock compensation	392	844
Amortization of debt premium	(932)	(1,128)
(Income) loss from investments in unconsolidated entities	(125)	74
Minority interest in operating partnership income	1,038	954
Loss on debt extinguishment	94	217
Gain on sale of non-depreciable assets	(334)	-
Gain on disposition within unconsolidated entities	(3,034)	-
Incentive fee from unconsolidated entity	(1,723)	-
Net (gain) loss on insurance and other settlement proceeds on discontinued
operations	25	(526)
Asset impairment on discontinued operations	243	-
Net (gain) loss on insurance and other settlement proceeds	9	(2,856)
Changes in assets and liabilities:
Restricted cash	(1,225)	4,163
Other assets	5,555	8,217
Accounts payable	1,672	(38)
Accrued expenses and other liabilities	3,367	444
Security deposits	453	171
Net cash provided by operating activities	55,509	55,199
Cash flows from investing activities:
Purchases of real estate and other assets	(47,314)	(47,041)
Improvements to existing real estate assets	(11,046)	(16,873)
Distributions from real estate joint venture	14,755	684
Contributions to real estate joint ventures	-	(5,222)
Proceeds from disposition of real estate assets	8,432	4,358
Net cash used in investing activities	(35,173)	(64,094)
Cash flows from financing activities:
Net change in credit lines	(26,337)	100,900
Proceeds from notes payable	19,486	70,804
Principal payments on notes payable	(1,320)	(105,817)
Payment of deferred financing costs	(493)	(2,964)
Proceeds from issuances of common shares and units	20,951	8,520
Distributions to unitholders	(3,067)	(3,116)
Dividends paid on common shares	(24,725)	(23,265)
Dividends paid on preferred shares	(7,348)	(7,412)
Net cash (used in) provided by financing activities	(22,853)	37,650
Net (increase) decrease in cash and cash equivalents	(2,517)	28,755
Cash and cash equivalents, beginning of period	9,133	10,152
Cash and cash equivalents, end of period	$6,616	$38,907
Supplemental disclosure of cash flow information:
Interest paid	$29,344	$26,188
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$20	$121
Issuance of restricted common shares	$813	$109
Marked-to-market adjustment on derivative instruments	$2,308	$12,290
Fair value adjustment on debt assumed	$2,277	$1,211
Reclass of preferred stock from equity to liabilities	$10,000	$-

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. (the “Company”) in accordance with the generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and the Company’s accounting policies in effect as of December 31, 2004, as set forth in the annual consolidated financial statements of the Company as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K/A for the year ended December 31, 2004.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004 is presented on the accompanying consolidated statements of operations.

STOCK BASED COMPENSATION

Upon shareholder approval at the May 24, 2004 Annual Meeting of Shareholders, the Company adopted the 2004 Stock Plan to provide incentives to attract and retain independent directors, executive officers and key employees. This plan replaced the 1994 Restricted Stock and Stock Option Plan under which no further awards may be granted as of January 31, 2004.

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires either the (i) fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans, or (ii) impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a note to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company will continue such accounting for employee stock options under the provisions of APB 25.

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which grants were issued (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$ 8,193	$ 4,992	$ 12,519	$ 10,047
Preferred dividend distribution	3,635	3,706	7,348	7,412
Net income available for
common shareholders	4,558	1,286	5,171	2,635
Add: Stock-based employee
compensation expense included
in reported net income	-	-	-	-
Less: Stock-based employee
compensation expense from
employee stock purchase plan discount	14	13	14	13
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	26	33	56	77
Pro forma net income available for
common shareholders	$ 4,518	$ 1,240	$ 5,101	$ 2,545

Average common shares outstanding - Basic	21,351	20,275	21,140	20,157
Average common shares outstanding - Diluted	21,625	20,585	21,419	20,475

Net income available per common share:
Basic as reported	$ 0.21	$ 0.06	$ 0.24	$ 0.13
Basic pro forma	$ 0.21	$ 0.06	$ 0.24	$ 0.13
Diluted as reported	$ 0.21	$ 0.06	$ 0.24	$ 0.13
Diluted pro forma	$ 0.21	$ 0.06	$ 0.24	$ 0.12

Assumptions:(1)
Risk free interest rate	N/A	N/A	N/A	N/A
Expected life - Years	N/A	N/A	N/A	N/A
Expected volatility	N/A	N/A	N/A	N/A
Expected dividends	N/A	N/A	N/A	N/A

(1) No grants were issued in the periods shown.

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company plans to adopt Statement 123(R) effective January 1, 2006 and does not believe it will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

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

2.	SHARE AND UNIT INFORMATION

At June 30, 2005, 21,518,146 common shares and 2,633,065 operating partnership units were outstanding, a total of 24,151,211 shares and units. Additionally, the Company had outstanding options for 425,900 shares of common stock at June 30, 2005, of which 261,063 were anti-dilutive. At June 30, 2004, 20,385,306 common shares and 2,671,232 operating partnership units were outstanding, a total of 23,056,538 shares and units. Additionally, the Company had outstanding options for 711,821 shares of common stock at June 30, 2004, of which 499,582 were anti-dilutive.

3.	SEGMENT INFORMATION

At June 30, 2005, the Company owned or had an ownership interest in 130 multifamily apartment communities, including the apartment community owned by the Company’s joint venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long-term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Multifamily rental revenues	$ 72,310	$ 66,466	$ 144,829	$ 132,553
Other multifamily revenues	2,979	2,677	5,789	5,220
Segment revenues	75,289	69,143	150,618	137,773

Reconciling items to consolidated revenues:
Joint ventures' revenues including discontinued operations	(2,550)	(2,416)	(5,965)	(4,846)
Discontinued operations revenues	20	(810)	(571)	(1,654)
Management fee income	103	149	221	294
Total revenues	$ 72,862	$ 66,066	$ 144,303	$ 131,567

Multifamily net operating income	$ 43,841	$ 40,590	$ 87,826	$ 80,782
Reconciling items to net income
Joint ventures net operating income	(1,288)	(1,338)	(3,275)	(2,652)
Discontinued operations net operating (income) loss	44	(393)	113	(801)
Depreciation	(18,404)	(16,874)	(36,453)	(33,880)
Property management expenses	(2,892)	(3,014)	(5,700)	(5,567)
General and administrative expenses	(2,163)	(2,515)	(4,819)	(4,886)
Interest and other non-property income	130	136	287	279
Interest expense	(14,473)	(12,030)	(28,205)	(24,371)
Loss on debt extinguishment	(90)	(299)	(94)	(217)
Amortization of deferred financing costs	(489)	(405)	(949)	(865)
Minority interest in operating partnership income	(778)	(534)	(1,038)	(954)
Income (loss) from investments in unconsolidated entities	(193)	(33)	125	(74)
Incentive fee from unconsolidated entity	1,723	-	1,723	-
Net gain on insurance and other settlement proceeds	(16)	1,228	(9)	2,856
Gain on sale of non-depreciable assets	334	-	334	-
Gain on disposition within unconsolidated entities	3,034	-	3,034	-
Gain (loss) from discontinued operations before asset
impairment, settlement proceeds and gain on sale	22	(53)	(113)	(129)
Asset impairment on discontinued operations	(149)	-	(243)	-
Net gain (loss) on insurance and settlement proceeds on
discontinued operations	-	526	(25)	526
Preferred dividend distribution	(3,635)	(3,706)	(7,348)	(7,412)
Net income available for common shareholders	$ 4,558	$ 1,286	$ 5,171	$ 2,635

	June 30, 2005	December 31, 2004
Assets:
Multifamily real estate assets	$ 1,942,939	$ 1,950,444
Accumulated depreciation - multifamily assets	(438,817)	(412,847)
Segment assets	1,504,122	1,537,597

Reconciling items to total assets:
Joint ventures multifamily real estate assets, net	(42,194)	(92,034)
Land held for future development	1,366	1,366
Commercial properties, net	7,137	7,429
Investment in and advances to real estate joint ventures	4,416	14,143
Cash and restricted cash	13,882	15,174
Other assets	31,802	38,602
Non-real estate assets held for sale	-	30
Total assets	$ 1,520,531	$ 1,522,307

4.	PROPERTIES HELD FOR SALE AND DISPOSITIONS

As part of the Company’s disposition strategy to selectively dispose of mature assets that no longer meet the Company’s investment criteria and long-term strategic objectives, the Company sold the Eastview apartments, a 432-unit community located in Memphis, Tennessee on April 1, 2005. The community was considered a discontinued operation for the accompanying consolidated financial statements. The Company recorded impairment charges of approximately $94,000 in the first quarter of 2005 and $149,000 in the second quarter of 2005 related to the Eastview apartments. On October 1, 2004, the Company sold the Island Retreat apartments, a 112-unit community in St. Simon’s Island, Georgia. As a result of this sale, the Company recognized a gain of approximately $5,825,000. The community was considered a discontinued operation for the accompanying consolidated financial statements.

The revenues and net income (loss) reported in discontinued operations in the accompanying consolidated financial statements for the above transactions were as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Revenues	$ (20)	$ 810	$ 571	$ 1,654
Net income (loss)	$ (127)	$ 473	$ (381)	$ 397

No properties were classified as held for sale at June 30, 2005. At December 31, 2004, the Eastview apartments were classified as held for sale. The major classes of assets and liabilities reported in assets held for disposition and in liabilities associated with assets held for disposition in the accompanying consolidated financial statements were as follows (dollars in thousands):

	June 30, 2005	December 31, 2004

Land	$ -	$ 700
Buildings and improvements	-	12,303
Furniture, fixtures and equipment	-	1,133
Other assets	-	65
Accumulated depreciation	-	(5,622)
Assets held for disposition	$ -	$ 8,579

Accrued expenses and other liabilities	$ -	$ 129
Security deposits	-	35
Liabilities associated with
assets held for disposition	$ -	$ 164

5.	UNCONSOLIDATED ENTITY DISPOSITIONS

In 2002, the Company entered into a joint venture with Crow Holdings, Mid-America CH/Realty LP (“CH/Realty”), in which the Company maintained a 33.33% ownership interest and was paid a 4% management fee. CH/Realty acquired three properties over the course of 2002 and early 2003. One property was subsequently sold in the fourth quarter of 2004. The remaining properties, Seasons at Green Oaks and Preston Hills, were sold on May 31, 2005, and June 16, 2005, respectively.

The Company’s share of the gain from the sale of the remaining properties in CH/Realty was approximately $3.0 million and is reported as gain on disposition within unconsolidated entities on the accompanying consolidated financial statements. The sale of the remaining properties resulted in the winding up of CH/Realty and the earnings of the joint venture resulted in a promote fee for the Company of approximately $1.7 million which is reported on the accompanying consolidated financial statements as incentive fee from unconsolidated entity.

At June 30, 2005, the Company was still a participant in a second joint venture with Crow Holdings, Mid-America Ch/Realty II LP (“CH/Realty II”), in which the Company also maintains a 33.33% ownership interest and is paid a 4% management fee. CH/Realty II owned one property as of June 30, 2005.

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

The Company requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three month periods ended June 30, 2005 and 2004, the ineffective portion of the hedging transactions was not significant.

7.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income and its components for the three and six month periods ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Net income	$ 8,193	$ 4,992	$ 12,519	$ 10,047
Marked-to-market adjustment
on derivative instruments	(8,993)	16,851	2,308	12,290
Total comprehensive income (loss)	$ (800)	$ 21,843	$ 14,827	$ 22,337

8.	8 5/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED STOCK

In 2002, the Company issued 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. The Company has outstanding 400,000 Series G shares issued in a direct placement with private investors (“Investors”) for which it received aggregate proceeds of $10 million. On or after November 15, 2004, the Company or the Investors may give the required one year notice to redeem or put, respectively, all or part of the Series G shares beginning on or after November 15, 2005 in increments of $1 million. In the event the Investors elect to put all or a part of the Series G to the Company, the Company has the option to redeem all or a portion of the shares of the Series G in shares of common stock of the Company in lieu of cash.

In accordance with EITF D-98: Classification and Measurement of Redeemable Securities, as of March 31, 2005, the Company classified the Series G outside of permanent equity as the Company determined that in the event of a put by the Investors, there were two possible circumstances which were not wholly in control of the Company that could require the Series G to be redeemed by the Company for cash as opposed to common stock, and thus the Series G should be presented outside of permanent equity. These circumstances were the delisting of the Company’s common stock from the New York Stock Exchange and the failure to complete a registration of the Company’s common stock exchanged for the Series G. The December 31, 2004 consolidated balance sheet was adjusted to conform to such presentation.

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding Series G shares on May 26, 2006. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), the Company has classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements. Statement 150 also requires that all subsequent dividend payments be classified as interest expense on the consolidated financial statements.

9.	SUBSEQUENT EVENTS

REAL ESTATE ACQUISITIONS

In July 2005, the Company purchased the Waterford Forest apartments, a 384-unit community located in the Research Triangle area of North Carolina and the Boulder Ridge apartments, a 478-unit community located in the North Dallas/Fort Worth metropolitan area of Texas.

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

Fair Value of Derivative Financial Instruments

The Company utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under Statement No. 133, as amended, requires the Company to make estimates and judgments that affect the fair value of the instruments.

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

OVERVIEW OF THE SIX MONTHS ENDED JUNE 30, 2005

The Company’s operating results for the first six months of 2005 benefited from strengthened property performance by the Company’s same store portfolio from increased revenues and from acquisitions made throughout 2004 and 2005. Property performance was somewhat offset by an increase in interest expense caused by larger debt balances due to the expanding portfolio and an increase in interest rates. The Company also benefited from the sale of the remaining two properties in one of its joint ventures with Crow Holdings, the Company’s share of which resulted in gain on sale and incentive fees totaling approximately $4.8 million.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2005. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the properties owned by its 33.33% unconsolidated joint venture, at June 30, 2005 was 37,365 in 130 communities compared to 36,952 units in 130 communities owned at June 30, 2004. The average monthly rental per apartment unit for the Company’s 100% owned apartment units not in lease-up was $688 at June 30, 2005 compared to $667 at June 30, 2004. Occupancy for these same apartment units at June 30, 2005 and 2004 was 94.2% and 93.0%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

Property revenues for the three months ended June 30, 2005, increased by approximately $6,842,000 from the three months ended June 30, 2004, due to (i) a $3,970,000 increase in property revenues from the five properties acquired in the last three quarters of 2004 (the “Partial 2004 Acquisitions”), (ii) a $1,480,000 increase in property revenues from the communities held throughout both periods, and (iii) a $1,392,000 increase in property revenues from the two properties acquired in the first two quarters of 2005 (the “2005 Acquisitions”).

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2005, increased by approximately $3,058,000 from the three months ended June 30, 2004, due primarily to increases of property operating expenses of (i) $1,596,000 from the Partial 2004 Acquisitions, (ii) $875,000 from the communities held throughout both periods, and (iii) $587,000 from the 2005 Acquisitions.

Depreciation expense increased by approximately $1,530,000 primarily due to the increases of depreciation expense of (i) $1,786,000 from the Partial 2004 Acquisitions, (ii) $638,000 from the 2005 Acquisitions, and (iii) $137,000 from the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $1,031,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by the Company in 2003.

Property management expenses decreased by approximately $122,000 from the second quarter of 2004 to the second quarter of 2005 partially due to decreased property employee incentives. General and administrative expenses decreased by approximately $352,000 over this same period partially due to decreased management incentives.

Interest expense for the three months ended June 30, 2005, increased by approximately $2,443,000 from the same period in 2004. This increase was due to the increase in debt balances and average interest rates from the second quarter of 2004 to the second quarter of 2005. Debt outstanding at June 30, 2004 was approximately $1,018,000,000 at an average interest rate of 4.8%. Debt outstanding at June 30, 2005 was approximately $1,087,000,000 with an average interest rate of 5.3%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

Property revenues for the six months ended June 30, 2005, increased by approximately $12,809,000 from the six months ended June 30, 2004, due to (i) a $8,278,000 increase in property revenues from the six properties acquired in 2004 (the “2004 Acquisitions”), (ii) a $2,469,000 increase in property revenues from the communities held throughout both periods, and (iii) a $2,062,000 increase in property revenues from the 2005 Acquisitions.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2005, increased by approximately $5,401,000 from the six months ended June 30, 2004, due primarily to increases of property operating expenses of (i) $3,354,000 from the 2004 Acquisitions, (ii) $1,253,000 from the communities held throughout both periods, and (iii) $794,000 from the 2005 Acquisitions.

Depreciation expense increased by approximately $2,573,000 primarily due to the increases of depreciation expense of (i) $3,593,000 from the 2004 Acquisitions, (ii) $935,000 from the 2005 Acquisitions, and (iii) $218,000 from the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $2,173,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by the Company in 2003.

Property management expenses increased by approximately $133,000 from the first half of 2004 to the first half of 2005 partially due to increased personnel expense related to property acquisitions. General and administrative expenses remained relatively flat, decreasing approximately $67,000 over this same period as decreases in management incentives in the second quarter of 2005 from the second quarter of 2004 more than offset the increase in the first quarter of 2005 from the first quarter of 2004 from timing differences in the funding of the Company’s corporate charity, The Open Arms Foundation.

Interest expense for the six months ended June 30, 2005, increased by approximately $3,834,000 from the same period in 2004. This increase was due to the increase in debt balances and average interest rates from the first half of 2004 to the first half of 2005. Debt outstanding at June 30, 2004 was approximately $1,018,000,000 at an average interest rate of 4.8%. Debt outstanding at June 30, 2005 was approximately $1,087,000,000 with an average interest rate of 5.3%.

FUNDS FROM OPERATIONS AND NET INCOME

Funds from operations (“FFO”) represents net income (computed in accordance with U.S. generally accepted accounting principles, or “GAAP”) excluding extraordinary items, minority interest in operating partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s (“NAREIT”) definition. Disposition of real estate assets includes sales of real estate included in discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to net income for the three and six months ended June 30, 2005 and 2004 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income	$ 8,193	$ 4,992	$ 12,519	$ 10,047
Depreciation of real estate assets	18,069	16,538	35,787	33,210
Net gain on insurance and other settlement proceeds	16	(1,228)	9	(2,856)
Gain on dispositions within unconsolidated entities	(3,034)	-	(3,034)	-
Net (gain)loss on insurance and other settlement
proceeds of discontinued operations	-	(526)	25	(526)
Depreciation of real estate assets of discontinued
operations (1)	-	224	-	451
Depreciation of real estate assets of unconsolidated
entities	115	447	247	898
Preferred dividend distribution	(3,635)	(3,706)	(7,348)	(7,412)
Minority interest in operating partnership income	778	534	1,038	954
Funds from operations	$ 20,502	$ 17,275	$ 39,243	$ 34,766

Weighted average shares and units:
Basic	23,984	22,946	23,774	22,832
Diluted	24,258	23,256	24,053	23,150

(1) Amounts represent depreciation taken before communities classified as discontinued operations.

Net income for the three and six months ended June 30, 2005, was approximately $3,201,000 and $2,472,000, respectively above the three and six months ended June 30, 2004 mainly due to the gain on sale and incentive fee related to the disposition of properties in the Company’s joint venture with Crow Holdings and increases in property operations which were only partially offset by increases in interest expense over both periods.

FFO over the same periods increased approximately $3,227,000 and $4,477,000 for the second quarter and half year periods, respectively mainly related to increases in property operations which were only partially offset by increases in interest expense over both periods.

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

The recent economic environment has impacted demand in two main ways: first by producing lower job growth, which reduced the number of potential renters in most of the Company’s markets, and second by producing lower interest rates which has increased the affordability of single family housing, prompting more renters to purchase homes.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities remained relatively flat at $55.5 million for the first six months of 2005 from $55.2 million for the first six months of 2004.

Net cash used in investing activities decreased during the first six months of 2005 from the first six months of 2004 to approximately $35.2 million from $64.1 million mainly related to distributions of cash from a joint venture with Crow Holdings following the sale of two properties in the second quarter of 2005.

Capital improvements to existing real estate assets during the six months ended June 30, 2005 and 2004 totaled approximately $11.0 million and $16.9 million, respectively. Improvements for the first six months of 2004 include approximately $4.8 million of capital expenditures resulting from casualty losses while the comparable period in 2005 contains only approximately $630,000 of capital expenditures resulting from casualty losses. Excluding the impact of casualty losses, the Company expects to increase capital improvements to existing real estate assets for the full year of 2005 over 2004 by 6.9%.

Net cash used by financing activities was approximately $22.9 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of approximately $37.7 million during the same period in 2004. During the first six months of 2005 the Company decreased its borrowings from credit lines and individual mortgages by approximately $6.9 million compared to an increase of approximately $171.7 million for the same period in 2004. The Company made principal payments on notes payable of approximately $1.3 million in the first six months of 2005 compared to approximately $105.8 million for the same period of 2004, mainly due to $104.3 million of debt pay-offs. The Company received proceeds from issuances of common shares and units of approximately $21.0 million in the first six months of 2005 compared to approximately $8.5 million for the same period in 2004 mainly due to an increase in shares issued through the Company’s Direct Stock Purchase Plan.

The weighted average interest rate at June 30, 2005, for the $1.1 billion of debt outstanding was 5.3% compared to 4.8% on $1.0 billion of debt outstanding at June 30, 2004. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk.

At June 30, 2005, the Company had secured credit facilities relationships with Prudential Mortgage Capital which is credit enhanced by the Federal National Mortgage Association (“FNMA”), FNMA, Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.1 billion at June 30, 2005, with an availability to borrow of $945 million. At June 30, 2005, the Company had total borrowings outstanding under these credit facilities of $856 million.

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

Approximately 71% of the Company’s outstanding obligations at June 30, 2005 were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $834 million of which was available to borrow at June 30, 2005. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62%.

The Company also had secured borrowings with Union Planters Bank at June 30, 2005 totaling $40 million.

The Company had $10 million of unsecured borrowings with Compass Bank that expired on May 5, 2005, which the Company did not renew.

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding shares of its 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) on May 26, 2006. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements.

As of June 30, 2005, the Company had interest rate swaps in effect totaling a notional amount of approximately $559 million. To date, these swaps have proven to be highly effective hedges. The Company also had entered into future interest rate swaps totaling a notional amount of $150 million. These swaps go into effect in the fourth quarter of 2005 and the first quarter of 2006. The Company also had interest rate cap agreements totaling a notional amount of approximately $23 million in effect as of June 30, 2005.

Summary details of the debt outstanding at June 30, 2005, follows in the table below:

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 781,387,528	5.7%	12/05/2010	01/26/2011
Tax Exempt			87,410,000	4.7%	06/06/2015	06/06/2015
Preferred Series G			10,000,000	8.6%	05/26/2006	05/26/2006
Subtotal Fixed Rate or Swapped			878,797,528	5.6%	04/28/2011	06/13/2011
Variable Rate
Conventional			174,419,380	3.9%	08/18/2005	09/26/2012
Tax Exempt			10,855,004	3.3%	07/22/2005	05/30/2020
Conventional - Capped			11,720,000	3.9%	03/01/2009	03/01/2009
Tax Exempt - Capped			10,855,000	3.2%	04/25/2008	04/25/2008
Subtotal Variable Rate			207,849,384	3.8%	08/15/2005	03/28/2013
Total Combined Debt Outstanding			$ 1,086,646,912	5.3%	03/26/2010	10/16/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 141,125,528	5.0%	10/12/2014	10/12/2014
Tax Exempt Fixed Rate			34,445,000	5.7%	04/12/2026	04/12/2026
Tax Exempt Variable Rate			4,760,004	3.5%	07/31/2005	06/01/2028
Preferred Series G			10,000,000	8.6%	05/26/2006	05/26/2006
FNMA Credit Facilities
Tax Free Borrowings	$ 88,280,000	$ 69,915,000	69,915,000	3.2%	07/15/2005	03/01/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	01/10/2009	01/10/2009
Variable Rate Borrowings	751,720,000	654,175,000	595,102,000	3.9%	08/24/2005	03/27/2013
Subtotal FNMA Facilities	950,000,000	834,090,000	775,017,000	4.3%	02/11/2006	09/20/2012
Freddie Mac Credit Facility	100,000,000	81,144,000	81,144,000	3.7%	07/17/2005	07/01/2011
AmSouth Credit Facility	40,000,000	29,904,725	155,380	5.3%	07/31/2005	05/24/2007
Union Planters Bank			40,000,000	4.4%	07/30/2005	04/01/2009
Total Underlying Debt Outstanding			$ 1,086,646,912	4.4%	10/26/2007	03/17/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 506,000,000	5.8%	05/03/2010
LIBOR indexed - Forward Interest Rate Swap			150,000,000	5.1%	11/10/2012
BMA indexed			52,965,000	4.1%	05/17/2008
Total Interest Rate Swaps			$ 708,965,000	5.5%	09/21/2010

Interest Rate Caps
LIBOR indexed			$ 11,720,000	6.0%	10/03/2008
BMA indexed			10,855,000	6.0%	10/03/2008
Total Interest Rate Caps			$ 22,575,000	6.0%	10/03/2008

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $775 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the six months ended June 30, 2005, the Company’s net cash provided by operating activities exceeded improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $9.3 million. This compares to coverage of approximately $4.5 million for the same period in 2004. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint venture with Crow Holdings was established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8 Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company’s 2004 Annual Report on Form 10-K/A.

The Company’s investment in its real estate joint venture is unconsolidated and is recorded on the equity method as the Company does not have a controlling interest.

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

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt Statement 123(R) effective January 1, 2006 and does not believe it will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

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

In June 2005, the FASB ratified EITF 04-5: Consolidating Limited Partnerships (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of EITF 04-5 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated growth rate of revenues and expenses, anticipated rental concessions, planned asset dispositions, disposition pricing, and planned acquisitions. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including a continued downturn in general economic conditions or the capital markets, competitive factors including overbuilding or other supply/demand imbalances in some or all of our markets, changes in interest rates, and other items that are difficult to control such as insurance rates, increases in real estate taxes, and other general risks inherent in the apartment business. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The annual meeting of the shareholders of the Company was held on May 19, 2005.

Messrs. H. Eric Bolton, Jr., Alan B. Graf, Jr. and Ralph Horn were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	For	Withheld
H. Eric Bolton, Jr.	19,413,292	179,078
Alan B. Graf, Jr.	19,052,138	540,232
Ralph Horn	19,314,393	277,977

KPMG LLP was ratified as the Company’s independent public accountants for the 2005 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

	For	Against	Abstain
KPMG LLP	19,017,508	535,363	39,498

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Exhibit Description
3.1+	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994

3.2******	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994

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

10.21@@@	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement dated as of August 3, 2004

10.22@@@	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement dated as of December 1, 2004

10.23+	Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.24+	Amendment 1 to Note Purchase Agreement of the Operating Partnership and the Registrant and Prudential Insurance Company of America

10.25@	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated June 1, 2001

10.26@	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002

10.27@	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003

10.28@@@	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Sunset Valley Apartments, Texas)

10.29@@@	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas)

10.30@@@	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Coral Springs Apartments, Florida)

10.31@@@	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P.

10.32@@	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid-America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004

10.33@@@	Mid-America Apartment Communities, Inc. Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective March 16, 2005

10.34@@@	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective March 16, 2005

11.1	Statement re: computation of per share earnings (included within the Form 10-Q)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

@	Filed as Exhibit to the Registrant’s Registration Statement on Form S-3 (333-112469) filed with the Commission on February 4, 2004

@@	Filed as an Exhibit to the 2003 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2003

@@@	Filed as an Exhibit to the 2004 Annual Report of the Registrant on Form 10-K/A for the year ended December 31, 2004

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11/A (SEC File No. 33-69434) filed on January 21, 1994

**	Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996

***	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997

****	Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on June 26, 1998

*****	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002

******	Filed as an exhibit to the 1996 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1996

+	Filed as an exhibit to the 1997 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1997

+++	Filed as an exhibit to the 1999 Annual Report of the Registrant on Form 10-K for the year ended December 31, 1999

#	Filed as an exhibit to the Registrant’s Proxy Statement filed on April 24, 2002

##	Filed as an exhibit to the 2000 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2000

###	Filed as an exhibit to the 2001 Annual Report of the Registrant on Form 10-K for the year ended December 31, 2001

####	Filed as an exhibit to the Quarterly Report of the Registrant on Form 10-Q for the quarterly period ended June 30, 2004

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: August 4, 2005	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)