Form 10-Q
period 2005-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2005-10-31
CIK 912595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Charter)

TENNESSEE	62-1543819

(State of Incorporation)(I.R.S. Employer Identification Number)

6584 POPLAR AVENUE, SUITE 300

MEMPHIS, TENNESSEE 38138

(Address of principal executive offices)

(901) 682-6600

Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒ Yes	☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at October 17, 2005
Common Stock, $.01 par value	21,749,399

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)

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

Signatures

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004
(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets:
Real estate assets:
Land	$ 177,472	$ 163,381
Buildings and improvements	1,735,162	1,625,194
Furniture, fixtures and equipment	45,407	41,682
Capital improvements in progress	3,067	6,519
	1,961,108	1,836,776
Less accumulated depreciation	(454,346)	(399,762)
	1,506,762	1,437,014

Land held for future development	1,366	1,366
Commercial properties, net	7,197	7,429
Investments in and advances to real estate joint ventures	4,314	14,143
Real estate assets, net	1,519,639	1,459,952

Cash and cash equivalents	10,093	9,133
Restricted cash	8,282	6,041
Deferred financing costs, net	15,671	16,365
Other assets	16,432	16,837
Goodwill	5,051	5,400
Assets held for sale	-	8,579
Total assets	$ 1,575,168	$ 1,522,307

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,140,196	$ 1,083,473
Accounts payable	2,592	767
Accrued expenses and other liabilities	50,828	43,381
Security deposits	6,398	5,821
Liabilities associated with assets held for sale	-	164
Total liabilities	1,200,014	1,133,606

Minority interest	28,660	31,376

8.625% Series G Cumulative Redeemable Preferred Stock,
400,000 shares authorized, 400,000 shares issued and outstanding	-	10,000

Shareholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$166,827 or $25 per share liquidation preference:
	9.25% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
	8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
	21,748,081 and 20,856,791 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	217	209
Additional paid-in capital	662,868	634,520
Other	(3,491)	(3,252)
Accumulated distributions in excess of net income	(314,459)	(269,482)
Accumulated other comprehensive income (loss)	1,292	(14,737)
Total shareholders' equity	346,494	347,325
Total liabilities and shareholders' equity	$ 1,575,168	$ 1,522,307

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues:
Rental revenues	$ 72,703	$ 64,862	$ 211,190	$ 191,133
Other property revenues	2,401	2,516	7,996	7,518
Total property revenues	75,104	67,378	219,186	198,651
Management fee income	51	149	272	443
Total operating revenues	75,155	67,527	219,458	199,094
Property operating expenses:
Personnel	9,322	8,341	26,394	23,750
Building repairs and maintenance	3,236	2,897	8,204	7,324
Real estate taxes and insurance	9,428	8,613	28,459	26,418
Utilities	4,465	4,013	12,236	10,884
Landscaping	2,073	1,836	5,995	5,395
Other operating	3,781	3,719	10,656	9,886
Depreciation	19,176	17,181	55,629	51,061
Total property operating expenses	51,481	46,600	147,573	134,718
Property management expenses	2,749	2,401	8,449	7,968
General and administrative expenses	2,329	1,953	7,148	6,839
Income from continuing operations before non-operating items	18,596	16,573	56,288	49,569
Interest and other non-property income	70	155	357	434
Interest expense	(15,332)	(12,868)	(43,537)	(37,239)
Gain (loss) on debt extinguishment	12	38	(82)	(179)
Amortization of deferred financing costs	(462)	(436)	(1,411)	(1,301)
Minority interest in operating partnership income	(91)	(464)	(1,129)	(1,418)
Income (loss) from investments in unconsolidated entities	(52)	(61)	73	(135)
Incentive fee from unconsolidated entity	-	-	1,723	-
Net gain on insurance and other settlement proceeds	874	248	865	3,104
Gain on sale of non-depreciable assets	-	-	334	-
Gain on disposition within unconsolidated entities	-	-	3,034	-
Income from continuing operations	3,615	3,185	16,515	12,835
Discontinued operations:
Loss from discontinued operations before
asset impairment, settlement proceeds and gain on sale	-	(54)	(113)	(183)
Asset impairment on discontinued operations	-	-	(243)	-
Net gain (loss) on insurance and other settlement proceeds on
discontinued operations	-	-	(25)	526
Net income	3,615	3,131	16,134	13,178
Preferred dividend distribution	3,490	3,707	10,838	11,119
Net income (loss) available for common shareholders	$ 125	$ (576)	$ 5,296	$ 2,059

Weighted average shares outstanding (in thousands):
Basic	21,548	20,338	21,278	20,218
Effect of dilutive stock options	296	-	284	327
Diluted	21,844	20,338	21,562	20,545

Net income (loss) available for common shareholders	$ 125	$ (576)	$ 5,296	$ 2,059
Discontinued property operations	-	54	381	(343)
Income (loss) from continuing operations available for common shareholders	$ 125	$ (522)	$ 5,677	$ 1,716

Earnings per share - basic:
Income (loss) from continuing operations
available for common shareholders	$ 0.01	$ (0.03)	$ 0.27	$ 0.08
Discontinued property operations	-	-	(0.02)	0.02
Net income (loss) available for common shareholders	$ 0.01	$ (0.03)	$ 0.25	$ 0.10

Earnings per share - diluted:
Income (loss) from continuing operations
available for common shareholders	$ 0.01	$ (0.03)	$ 0.26	$ 0.08
Discontinued property operations	-	-	(0.01)	0.02
Net income (loss) available for common shareholders	$ 0.01	$ (0.03)	$ 0.25	$ 0.10

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$ 16,134	$ 13,178
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations before asset impairment, settlement
proceeds and gain on sale	113	183
Depreciation and amortization of deferred financing costs	57,040	52,362
Amortization of unearned stock compensation	574	412
Amortization of debt premium	(1,397)	(1,298)
(Income) loss from investments in unconsolidated entities	(73)	135
Operating distributions from unconsolidated entities	443	958
Minority interest in operating partnership income	1,129	1,418
(Gain) loss on debt extinguishment	82	179
Gain on sale of non-depreciable assets	(334)	-
Gain on disposition within unconsolidated entities	(3,034)	-
Incentive fee from unconsolidated entity	(1,723)	-
Net loss on insurance and other settlement proceeds on discontinued
operations	25	(526)
Asset impairment on discontinued operations	243	-
Net gain on insurance and other settlement proceeds	(865)	(3,104)
Changes in assets and liabilities:
Restricted cash	(2,241)	4,237
Other assets	(26)	(2,489)
Accounts payable	1,825	695
Accrued expenses and other	9,013	5,885
Security deposits	577	291
Net cash provided by operating activities	77,505	72,516
Cash flows from investing activities:
Purchases of real estate and other assets	(103,592)	(75,735)
Improvements to existing real estate assets	(19,232)	(22,833)
Distributions from real estate joint ventures	14,352	-
Contributions to real estate joint ventures	-	(5,222)
Proceeds from disposition of real estate assets	9,790	4,573
Net cash used in investing activities	(98,682)	(99,217)
Cash flows from financing activities:
Net change in credit lines	28,348	161,584
Proceeds from notes payable	19,486	36,380
Principal payments on notes payable	(1,991)	(132,601)
Payment of deferred financing costs	(789)	(3,629)
Proceeds from issuances of common shares and units	29,833	15,213
Distributions to unitholders	(4,579)	(4,671)
Dividends paid on common shares	(37,333)	(35,202)
Dividends paid on preferred shares	(10,838)	(11,119)
Net cash provided by financing activities	22,137	25,955
Net increase (decrease) in cash and cash equivalents	960	(746)
Cash and cash equivalents, beginning of period	9,133	10,152
Cash and cash equivalents, end of period	$ 10,093	$ 9,406

Supplemental disclosure of cash flow information:
Interest paid	$ 45,333	$ 38,226
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$ 229	$ 256
Issuance of restricted common shares	$ 813	$ 163
Marked-to-market adjustment on derivative instruments	$ 16,029	$ 5,652
Fair value adjustment on debt assumed	$ 2,277	$ 1,205

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. (the “Company”) in accordance with the generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and the Company’s accounting policies in effect as of December 31, 2004, as set forth in the annual consolidated financial statements of the Company as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report on Form 10-K/A for the year ended December 31, 2004.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004 is presented on the accompanying consolidated statements of operations.

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

The following table reflects the effect on net income if the fair value method of accounting allowed under SFAS No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which grants were issued (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$ 3,615	$ 3,131	$ 16,134	$ 13,178
Preferred dividend distribution	3,490	3,707	10,838	11,119

Net income (loss) available for
common shareholders	125	(576)	5,296	2,059
Add: Stock-based employee
compensation expense included
in reported net income	-	-	-	-
Less: Stock-based employee
compensation expense from
employee stock purchase plan discount	-	-	14	13
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	26	34	82	111
Pro forma net income (loss) available for
common shareholders	$ 99	$ (610)	$ 5,200	$ 1,935

Average common shares outstanding - Basic	21,548	20,338	21,278	20,218
Average common shares outstanding - Diluted	21,844	20,338	21,562	20,545

Net income available per common share:
Basic as reported	$ 0.01	$ (0.03)	$ 0.25	$ 0.10
Basic pro forma	$ 0.00	$ (0.03)	$ 0.24	$ 0.10
Diluted as reported	$ 0.01	$ (0.03)	$ 0.25	$ 0.10
Diluted pro forma	$ 0.00	$ (0.03)	$ 0.24	$ 0.09

Assumptions:(1)
Risk free interest rate	N/A	N/A	N/A	N/A
Expected life - Years	N/A	N/A	N/A	N/A
Expected volatility	N/A	N/A	N/A	N/A
Expected dividends	N/A	N/A	N/A	N/A

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

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 will be applied upon the adoption of Statement 123(R).

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to 2005 presentation. The reclassifications had no effect on net income available for common shareholders.

2.	REAL ESTATE ACQUISITIONS

In July 2005, the Company purchased the Waterford Forest apartments, a 384-unit community located in the Research Triangle area of North Carolina and the Boulder Ridge apartments, a 478-unit community located in the North Dallas/Fort Worth metropolitan area of Texas. The Company recorded approximately $724,000 and $941,000 to real estate assets representing the fair value of the in-place leases related to Waterford Forest and Boulder Ridge, respectively.

3.	SHARE AND UNIT INFORMATION

At September 30, 2005, 21,748,081 common shares and 2,615,419 operating partnership units were outstanding, a total of 24,363,500 shares and units. Additionally, the Company had outstanding options for 404,918 shares of common stock at September 30, 2005, of which 217,782 were anti-dilutive. At September 30, 2004, 20,581,907 common shares and 2,658,504 operating partnership units were outstanding, a total of 23,240,411 shares and units. Additionally, the Company had outstanding options for 686,831 shares of common stock at September 30, 2004, of which 436,911 were anti-dilutive.

4.	SEGMENT INFORMATION

At September 30, 2005, the Company owned or had an ownership interest in 132 multifamily apartment communities, including the apartment community owned by the Company’s joint venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long-term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

The revenues, profits and assets for the aggregated communities are summarized as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Multifamily rental revenues	$ 73,949	$ 68,471	$ 218,779	$ 202,057
Other multifamily revenues	2,424	2,617	8,213	7,863
Segment revenues	76,373	71,088	226,992	209,920

Reconciling items to consolidated revenues:
Joint ventures' revenues including discontinued operations	(1,269)	(2,942)	(7,235)	(8,847)
Discontinued operations revenues	-	(768)	(571)	(2,422)
Management fee income	51	149	272	443
Total revenues	$ 75,155	$ 67,527	$ 219,458	$ 199,094

Multifamily net operating income	$ 43,509	$ 39,829	$ 131,335	$ 121,049
Reconciling items to net income
Joint ventures net operating income	(659)	(1,437)	(3,934)	(4,527)
Discontinued operations net operating (income) loss	-	(284)	113	(1,085)
Depreciation	(19,176)	(17,181)	(55,629)	(51,061)
Property management expenses	(2,749)	(2,401)	(8,449)	(7,968)
General and administrative expenses	(2,329)	(1,953)	(7,148)	(6,839)
Interest and other non-property income	70	155	357	434
Interest expense	(15,332)	(12,868)	(43,537)	(37,239)
Gain (loss) on debt extinguishment	12	38	(82)	(179)
Amortization of deferred financing costs	(462)	(436)	(1,411)	(1,301)
Minority interest in operating partnership income	(91)	(464)	(1,129)	(1,418)
Income (loss) from investments in unconsolidated entities	(52)	(61)	73	(135)
Incentive fee from unconsolidated entity	-	-	1,723	-
Net gain on insurance and other settlement proceeds	874	248	865	3,104
Gain on sale of non-depreciable assets	-	-	334	-

Gain on disposition within unconsolidated entities	-	-	3,034	-
Loss from discontinued operations before asset
impairment, settlement proceeds and gain on sale	-	(54)	(113)	(183)
Asset impairment on discontinued operations	-	-	(243)	-
Net gain (loss) on insurance and settlement proceeds on
discontinued operations	-	-	(25)	526
Preferred dividend distribution	(3,490)	(3,707)	(10,838)	(11,119)
Net income (loss) available for common shareholders	$ 125	$ (576)	$ 5,296	$ 2,059

	September 30, 2005	December 31, 2004
Assets:
Multifamily real estate assets	$ 2,006,673	$ 1,950,444
Accumulated depreciation - multifamily assets	(458,007)	(412,847)
Segment assets	1,548,666	1,537,597

Reconciling items to total assets:
Joint ventures multifamily real estate assets, net	(41,904)	(92,034)
Land held for future development	1,366	1,366
Commercial properties, net	7,197	7,429
Investment in and advances to real estate joint ventures	4,314	14,143
Cash and restricted cash	18,375	15,174
Other assets	37,154	38,602
Non-real estate assets held for sale	-	30
Total assets	$ 1,575,168	$ 1,522,307

5.	PROPERTIES HELD FOR SALE AND DISPOSITIONS

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

The revenues and net income (loss) reported in discontinued operations in the accompanying consolidated financial statements for the above transactions were as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Revenues	$ -	$ 768	$ 571	$ 2,422
Net income (loss)	$ -	$ (54)	$ (381)	$ 343

No properties were classified as held for sale at September 30, 2005. At December 31, 2004, the Eastview apartments were classified as held for sale. The major classes of assets and liabilities reported in assets held for disposition and in liabilities associated with assets held for disposition in the accompanying consolidated financial statements were as follows (dollars in thousands):

September 30, 2005	December 31, 2004

Land	$ -	$ 700
Buildings and improvements	-	12,303
Furniture, fixtures and equipment	-	1,133
Other assets	-	65
Accumulated depreciation	-	(5,622)
Assets held for disposition	$ -	$ 8,579

Accrued expenses and other liabilities	$ -	$ 129
Security deposits	-	35
Liabilities associated with
assets held for disposition	$ -	$ 164

6.	UNCONSOLIDATED ENTITY DISPOSITIONS

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

At September 30, 2005, the Company was still a participant in a second joint venture with Crow Holdings, Mid-America CH/Realty II LP (“CH/Realty II”), in which the Company also maintains a 33.33% ownership interest and is paid a 4% management fee. CH/Realty II owned one property as of September 30, 2005.

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three month periods ended September 30, 2005 and 2004, the ineffective portion of the hedging transactions was not significant.

8.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive income and its components for the three and nine month periods ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Net income	$ 3,615	$ 3,131	$ 16,134	$ 13,178
Marked-to-market adjustment
on derivative instruments	13,721	(6,638)	16,029	5,652
Total comprehensive income (loss)	$ 17,336	$ (3,507)	$ 32,163	$ 18,830

9.	8 5/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED STOCK

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

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding Series G shares on May 26, 2006. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements. Statement 150 also requires that all subsequent dividend payments be classified as interest expense on the consolidated financial statements.

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

OVERVIEW OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company’s operating results for the first nine months of 2005 benefited from strengthened property performance by the Company’s same store portfolio from increased revenues and from acquisitions made throughout 2004 and 2005. Property performance was somewhat offset by an increase in interest expense caused by larger debt balances due to the expanding portfolio and an increase in interest rates. The Company also benefited from the sale of the remaining two properties in one of its joint ventures with Crow Holdings, the Company’s share of which resulted in gain on sale and incentive fees totaling approximately $4.7 million.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2005. This discussion should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the property owned by its 33.33% unconsolidated joint venture, at September 30, 2005 was 38,227 in 132 communities compared to 37,336 units in 131 communities owned at September 30, 2004. The average monthly rental per apartment unit for the Company’s 100% owned apartment units not in lease-up was $691 at September 30, 2005 compared to $671 at September 30, 2004. Occupancy for these same apartment units at September 30, 2005 and 2004 was 96.2% and 95.0%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Property revenues for the three months ended September 30, 2005, increased by approximately $7,726,000 from the three months ended September 30, 2004, due to (i) a $3,274,000 increase in property revenues from the four properties acquired in the last two quarters of 2004 (the “Partial 2004 Acquisitions”), (ii) a $2,957,000 increase in property revenues from the four properties acquired in the first three quarters of 2005 (the “2005 Acquisitions”), and (iii) a $1,495,000 increase in property revenues from the communities held throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended September 30, 2005, increased by approximately $2,886,000 from the three months ended September 30, 2004, due primarily to increases of property operating expenses of (i) $1,467,000 from the Partial 2004 Acquisitions, (ii) $1,272,000 from the 2005 Acquisitions, and (iii) $147,000 from the communities held throughout both periods.

Depreciation expense increased by approximately $1,995,000 primarily due to the increases of depreciation expense of (i) $1,454,000 from the 2005 Acquisitions, (ii) $1,336,000 from the Partial 2004 Acquisitions, and (iii) $16,000 from the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $811,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by the Company in 2003.

Property management expenses increased by approximately $348,000 from the third quarter of 2004 to the third quarter of 2005 partially due to increased property employee incentives related to property acquisitions. General and administrative expenses increased by approximately $376,000 over this same period due primarily to increased management incentives and increased costs associated with employee medical insurance due to rising health insurance costs.

Interest expense for the three months ended September 30, 2005, increased by approximately $2,464,000 from the same period in 2004. This increase was due to the increase in debt balances and average interest rates from the third quarter of 2004 to the third quarter of 2005. Debt outstanding at September 30, 2005 was approximately $1,140,000,000 with an average interest rate of 5.4%. Debt outstanding at September 30, 2004 was approximately $1,017,000,000 at an average interest rate of 5.2%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Property revenues for the nine months ended September 30, 2005, increased by approximately $20,535,000 from the nine months ended September 30, 2004, due to (i) a $11,562,000 increase in property revenues from the six properties acquired in 2004 (the “2004 Acquisitions”), (ii) a $5,019,000 increase in property revenues from the 2005 Acquisitions, and (iii) a $3,954,000 increase in property revenues from the communities held throughout both periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the nine months ended September 30, 2005, increased by approximately $8,287,000 from the nine months ended September 30, 2004, due primarily to increases of property operating expenses of (i) $4,843,000 from the 2004 Acquisitions, (ii) $2,066,000 from the 2005 Acquisitions, and (iii) $1,378,000 from the communities held throughout both periods.

Depreciation expense increased by approximately $4,568,000 primarily due to the increases of depreciation expense of (i) $4,577,000 from the 2004 Acquisitions, (ii) $2,389,000 from the 2005 Acquisitions, and (iii) $586,000 from the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $2,984,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by the Company in 2003.

Property management expenses increased by approximately $481,000 from the first nine months of 2004 to the first nine months of 2005 partially due to increased personnel expense related to property acquisitions. General and administrative expenses increased by approximately $309,000 from the first nine months of 2004 to the first nine months of 2005 partially due to increased costs associated with employee medical insurance due to rising health insurance costs.

Interest expense for the nine months ended September 30, 2005, increased by approximately $6,298,000 from the same period in 2004. This increase was due to the increase in debt balances and average interest rates from the first three quarters of 2004 to the first three quarters of 2005. Debt outstanding at September 30, 2005 was approximately $1,140,000,000 with an average interest rate of 5.4%. Debt outstanding at September 30, 2004 was approximately $1,017,000,000 at an average interest rate of 5.2%.

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

The following table is a reconciliation of FFO to net income for the three and nine months ended September 30, 2005 and 2004 (dollars and shares in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net income	$ 3,615	$ 3,131	$ 16,134	$ 13,178
Depreciation of real estate assets	18,841	16,830	54,628	50,040
Net gain on insurance and other settlement proceeds	(874)	(248)	(865)	(3,104)
Gain on dispositions within unconsolidated entities	-	-	(3,034)	-
Net (gain) loss on insurance and other settlement
proceeds of discontinued operations	-	-	25	(526)
Depreciation of real estate assets of discontinued
operations (1)	-	230	-	681
Depreciation of real estate assets of unconsolidated
entities	116	435	363	1,333
Preferred dividend distribution	(3,490)	(3,707)	(10,838)	(11,119)
Minority interest in operating partnership income	91	464	1,129	1,418
Funds from operations	$ 18,299	$ 17,135	$ 57,542	$ 51,901

Weighted average shares and units:
Basic	24,168	23,003	23,907	22,889
Diluted	24,465	23,350	24,192	23,217

(1) Amounts represent depreciation taken before communities classified as discontinued operations.

Net income for the three months ended September 30, 2005 was approximately $484,000 above the three months ended September 30, 2004 mainly due to improved property operations which were only partially offset by increases in interest expense. Net income for the nine months ended September 30, 2005, was approximately $2,956,000 above the nine months ended September 30, 2004 mainly due to the incentive fee related to the disposition of properties in the Company’s joint venture with Crow Holdings and improved property operations which were only partially offset by increases in interest expense. The nine-month period ended September 30, 2005 included a $3.0 million gain from the disposition of the Company’s joint venture with Crow Holdings. The same period in 2004 included a $3.1 million gain from insurance and other settlement proceeds.

FFO over the same periods increased approximately $1,164,000 and $5,641,000 for the third quarter and first nine months of the year; respectively, mainly related to improved property operations which were only partially offset by increases in interest expense over both periods.

TRENDS

Property performance over the past four years has been pressured by an imbalance between supply and demand for apartment units in many of the Company’s markets, but has begun to show signs of improvement.

The Company believes that demand by apartment renters is most impacted by household formation, which is driven by job formation. Job formation has been quite weak in many of the Company’s markets, and most noticeably in the larger metro areas, such as Atlanta, Houston and Dallas. Some of the smaller and mid-size markets in which the Company operates, such as Jackson, Mississippi, Jacksonville, Florida, and Columbus, Georgia have been less impacted.

On the supply side, low interest rates encouraged over-building of apartments, especially in the larger metropolitan areas. Delivery of new apartment units during this period of weakened apartment demand increased competition, reducing apartment occupancy levels, especially in the larger markets. In addition, single-family homes, which are direct competition for apartments, became even more affordable, and home ownership continued to climb in the Company’s markets.

In 2005, the Company began to see a turn in many of its markets, particularly in Florida and Georgia, where there are some signs of improving demand coupled with a slight slow down in supply. The Company’s large-tier markets, which have been under the most pressure during the economic downturn, are beginning to show signs of absorbing the oversupply of new apartments and returning to historical occupancy and pricing levels, while the Company’s smaller tier and mid-sized markets are benefiting from improving market fundamentals which support continued stable growth. The policies of the Federal Reserve, which has raised short-term interest rates by 275 basis points in a short span of time, with further possible increases, also seem to be having some early impact on the supply of new apartments. Development costs of apartments and of single-family homes also appear to be rising, as are mortgage interest rates, with the likelihood that this may slightly alleviate this competition.

In September, evacuees from Hurricane Katrina leased approximately 220 apartments principally in the Company’s Jackson, Mississippi, Houston and Dallas, Texas, and Memphis, Tennessee area markets. The average lease was for eight months at $756 per month. The Company believes that there is likely to be further leasing activity associated with additional evacuee relocations, and is in the process of evaluating the possible impact on its operations in 2006. Its Texas markets, which have been the weakest of its large-tier markets, have especially benefited from this leasing activity.

The Company believes that the impact of higher demand from apartment renters, a reduced rate of increase in supply, and reduced competition from single-family homes will contribute to better operating results in the balance of 2005 and in 2006. While rising interest rates will also increase the Company’s cost of borrowing, the Company has mitigated part of the impact of this by putting in place $150 million of forward swaps in June 2005, such that the interest rate on approximately 89% of its debt has been fixed, swapped, forward swapped, or capped, compared to 81% at the end of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $77.5 million for the first nine months of 2005 from $72.5 million for the first nine months of 2004 mainly related to the external growth of the Company through the 2004 Acquisitions and the 2005 Acquisitions.

Net cash used in investing activities remained relatively flat at $98.7 million for the first nine months of 2005 from $99.2 million for the first nine months of 2004 as increases in cash used to purchase real estate in the first nine months of 2005 over 2004 were partially offset primarily by distributions received related to the sale of two properties in one of the Company’s joint ventures with Crow Holdings.

Capital improvements to existing real estate assets during the nine months ended September 30, 2005 and 2004 totaled approximately $19.2 million and $22.8 million, respectively.

Net cash provided by financing activities was approximately $22.1 million for the nine months ended September 30, 2005 compared to $26.0 million during the same period in 2004. During the first nine months of 2005 the Company increased its borrowings from credit lines and individual mortgages by approximately $47.8 million compared to an increase of approximately $198.0 million for the same period in 2004. The Company made principal payments on notes payable of approximately $2.0 million in the first nine months of 2005 compared to approximately $132.6 million for the same period of 2004, mainly due to $130.7 million of debt pay-offs. The Company received proceeds from issuances of common shares and units of approximately $29.8 million in the first nine months of 2005 compared to approximately $15.2 million for the same period in 2004 mainly due to an increase in shares issued through the Company’s Direct Stock Purchase Plan.

The weighted average interest rate at September 30, 2005, for the $1.1 billion of debt outstanding was 5.4% compared to 5.2% on $1.0 billion of debt outstanding at September 30, 2004. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk.

At September 30, 2005, the Company had secured credit facilities relationships with Prudential Mortgage Capital which is credit enhanced by the Federal National Mortgage Association (“FNMA”), FNMA, Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.1 billion at September 30, 2005, with an availability to borrow of $992 million. At September 30, 2005, the Company had total borrowings outstanding under these credit facilities of $911 million.

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

Approximately 70% of the Company’s outstanding obligations at September 30, 2005 were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $863 million of which was available to borrow at September 30, 2005. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62%.

The Company also had secured borrowings with Union Planters Bank at September 30, 2005 totaling $40 million.

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding shares of its 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) on May 26, 2006. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements.

As of September 30, 2005, the Company had interest rate swaps in effect totaling a notional amount of approximately $551 million. To date, these swaps have proven to be highly effective hedges. The Company also had entered into future interest rate swaps totaling a notional amount of $150 million. These swaps go into effect in the fourth quarter of 2005 and the first quarter of 2006. The Company also had interest rate cap agreements totaling a notional amount of approximately $23 million in effect as of September 30, 2005.

Summary details of the debt outstanding at September 30, 2005, follows in the table below:

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 772,511,853	5.7%	08/14/2010	10/06/2010
Tax Exempt			87,150,000	4.7%	06/26/2014	06/26/2014

Preferred Series G			10,000,000	8.6%	05/26/2006	05/26/2006
Subtotal Fixed Rate or Swapped			869,661,853	5.6%	12/15/2010	01/31/2011
Variable Rate
Conventional			237,104,351	4.5%	11/30/2005	07/19/2012
Tax Exempt			10,855,004	3.5%	10/22/2005	05/30/2020
Conventional - Capped			11,720,000	4.3%	03/01/2009	03/01/2009
Tax Exempt - Capped			10,855,000	3.4%	04/25/2008	04/25/2008
Subtotal Variable Rate			270,534,355	4.4%	11/27/2005	12/18/2012
Total Combined Debt Outstanding			$ 1,140,196,208	5.4%	10/04/2009	07/13/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 140,249,853	5.0%	10/29/2014	10/29/2014
Tax Exempt Fixed Rate			34,185,000	5.7%	12/13/2023	12/13/2023
Tax Exempt Variable Rate			4,760,004	3.6%	10/31/2005	06/01/2028
Preferred Series G			10,000,000	8.6%	05/26/2006	05/26/2006
FNMA Credit Facilities
Tax Free Borrowings	$ 88,280,000	$ 69,915,000	69,915,000	3.4%	10/15/2005	03/01/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	01/10/2009	01/10/2009
Variable Rate Borrowings	751,720,000	683,062,000	613,102,000	4.3%	12/06/2005	05/11/2013
Subtotal FNMA Facilities	950,000,000	862,977,000	793,017,000	4.6%	05/07/2006	10/29/2012
Freddie Mac Credit Facility	100,000,000	98,504,000	98,504,000	4.4%	12/08/2005	07/01/2011
AmSouth Credit Facility	40,000,000	30,969,176	19,480,351	5.8%	10/31/2005	05/24/2007
Union Planters Bank			40,000,000	4.9%	10/31/2005	04/01/2009
Total Underlying Debt Outstanding			$ 1,140,196,208	4.7%	11/08/2007	01/30/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 498,000,000	5.7%	11/06/2009
LIBOR indexed - Forward Interest Rate Swap			150,000,000	5.1%	11/10/2012
BMA indexed			52,965,000	4.1%	05/17/2008
Total Interest Rate Swaps			$ 700,965,000	5.4%	05/19/2010

Interest Rate Caps
LIBOR indexed			$ 11,720,000	6.0%	03/01/2009
BMA indexed			10,855,000	6.0%	04/25/2008
Total Interest Rate Caps			$ 22,575,000	6.0%	10/02/2008

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $793 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the nine months ended September 30, 2005, the Company’s net cash provided by operating activities exceeded improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $5.5 million. This compares to a shortfall of approximately $1.3 million for the same period in 2004. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt as of September 30, 2005 (dollars in 000’s):

Payments Due by Period
Contractual Obligations	4Q 2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt (1)	$ 1,201	$ 39,258	$ 24,407	$ 110,875	$ 107,261	$ 857,194	$ 1,140,196
Capital Lease	-	-	-	-	-	-	-
Operating Lease	-	-	-	-	-	-	-
Purchase Obligations	-	-	-	-	-	-	-
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	-	-	-	-	-	-	-
Total	$ 1,201	$ 39,258	$ 24,407	$ 110,875	$ 107,261	$ 857,194	$ 1,140,196

(1) Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint venture with Crow Holdings was established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8 Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 11 in the Company’s 2004 Annual Report on Form 10-K/A.

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

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 will be applied upon the adoption of Statement 123(R).

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

In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of EITF 04-5 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: October 31, 2005	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)