Form 10-K
period 2005-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2006-03-01
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	62-1543819 (I.R.S. Employer Identification No.)

6584 POPLAR AVENUE, SUITE 300 MEMPHIS, TENNESSEE (Address of principal executive offices)	38138 (Zip Code)

(901) 682-6600
(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, par value $.01 per share Series H Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: [None]

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [X] Yes  [  ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [  ]Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $917,646,240, based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2006
Common Stock, $.01 par value per share	22,174,518 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006	Part III

MID-AMERICA APARTMENT COMMUNITIES, INC.
TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

WEBSITE ACCESS OF REGISTRANT’S REPORTS

The Company files annual and periodic reports with the Securities and Exchange Commission. All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as the Company does. The website is http://www.sec.gov.

Additionally, a copy of this Annual Report on Form 10-K, along with the Company’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on the Company’s website free of charge. The filings can be found on the Investor Relations page under SEC Filings. The Company’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can also be found on the Investor Relations page under Company Info and Governance. The Company’s website address is www.maac.net. Reference to the Company’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138.

OVERVIEW OF THE COMPANY

Founded in 1994, Mid-America Apartment Communities, Inc. (the “Company”) is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust (“REIT”) that focuses on acquiring, owning and operating apartment communities. As of December 31, 2005, the Company owned 100% of 131 properties representing 37,705 apartment units. The Company has from time to time participated in various joint ventures including, as of December 31, 2005, a joint venture with Crow Holdings, Mid-America CH/Realty II LP, (the “Crow JV”). The Crow JV owned one property with 522 apartment units at December 31, 2005. The Company has a 33.33% ownership interest in the Crow JV and is paid a management fee of 4% of revenues from the property owned by the Crow JV. In total, the Company owned or had an ownership interest in 132 properties with 38,227 apartment units at December 31, 2005.

The Company’s business is conducted principally through Mid-America Apartments, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, holding 234,017 common units of partnership interest (“Common Units”) comprising a 1% general partnership interest in the Operating Partnership as of December 31, 2005. The Company’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the Operating Partnership and, as of December 31, 2005, held 20,496,954 Common Units, or 87.59% of all outstanding Common Units.

The Company operated apartment communities in 12 states in 2005, employing 1,148 full time and 97 part time employees at December 31, 2005.

OPERATING PHILOSOPHY

The Company’s primary objectives are to protect and grow existing property values to maintain a stable and increasing cash flow that will fund its dividend through all parts of the real estate investment cycle and create new shareholder value by growing the Company in a disciplined manner. The Company focuses on growing shareholder value through operating its existing investments and, when accretive to cash flow and shareholder value, through new investments.

INVESTMENT FOCUS.    The Company’s primary investment focus is on apartment communities in the Southeastern United States. Between 1994 and 1997, the Company grew largely through the acquisition and redevelopment of existing communities. Between 1998 and 2002, its concentration was on development of new communities. The Company’s present focus is on the acquisition of properties that it believes can be repositioned with appropriate use of capital and its operating management skills. The Company is currently focusing on increasing its investment in properties in larger and faster growing markets within its current geographic area, and intends to do this through acquiring apartment communities with the potential for above average growth. On a small scale, the Company is beginning to develop expansions at existing communities. The Company will continue its established process of selling mature assets, and will adapt its investment focus to opportunities and markets.

HIGH QUALITY ASSETS.    The Company strives to maintain its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. It believes that being recognized by civic and industry trade organizations for the high quality of its properties, landscaping, and property management will lead to higher rents and profitability and further supports the high quality of its properties and operations. The Company periodically and selectively sells assets to ensure that its portfolio consists primarily of high quality, well-located properties within its market area.

DIVERSIFIED MARKET FOCUS.    The Company believes the stability of its cash flow is enhanced and it will generate higher risk adjusted cash flow returns, with lower volatility, through its diversified strategy of investments over large, middle and small-tier markets throughout the southeastern United States.

INTENSIVE MANAGEMENT FOCUS.    The Company strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs. Property managers, area managers and regional managers are given the responsibility for monitoring market trends and the discretion to react to such trends. The Company, as part of its intense management focus, has established a number of training programs to produce highly competent property managers, leasing consultants and service technicians who work on-site at the Company’s apartment communities (the “Communities”) to generate the highest possible income from the Company’s assets. At December 31, 2005, the Company employed approximately 103 Certified Apartment Managers, a designation established by the National Apartment Association which provides training for on-site manager professionals. The Company has enhanced its focus on asset management over the last several years by increasing regional staffing in the areas of maintenance, capital improvement oversight, landscaping, marketing and pricing management.

DECENTRALIZED OPERATIONAL STRUCTURE.    The Company operates in a decentralized manner. Management believes that its decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. In 2004, the Company completed the installation of the property and accounting modules of a new web-based property management system that increased the amount of information shared between senior and executive management and the properties on a real time basis, improving the support provided to on-site property operations. In 2005, the Company made significant improvements to its operating platform and expects these enhancements will help capture more operating efficiencies, continue to support effective expense control and provide for various expanded revenue management practices.

PROACTIVE BALANCE SHEET AND PORTFOLIO MANAGEMENT

The Company focuses on improving the value of each share of the Company’s common stock. It routinely evaluates each asset and sells those that no longer fit its strategy. The Company makes new investments and issues new equity when management believes it can add to value per share. In the past, the Company has sold assets to fund share repurchases when, in management’s view, shareholder value would be enhanced.

STRATEGIES

The Company seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

OPERATING GROWTH STRATEGY.    Management’s goal is to maximize the Company’s return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The steps taken to meet these objectives include:

•	providing real-time information through technology innovations; such as the implementation of the Company’s new web-based property management system that shares information between properties and management;

•	empowering the Company’s property managers to adjust rents in response to local market conditions and to concentrate resident turnover during peak rental demand months;

•	developing new ancillary income programs aimed at offering new services to residents, including telephone, cable, and internet access, on which the Company generates fee and commission income;

•	implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain Communities;

•	analyzing individual asset productivity performances to identify best practices and improvement areas;

•	proactively maintaining the physical condition of each property;

•	improving the “curb appeal” of the Communities through extensive landscaping and exterior improvements and repositioning Communities from time to time to maintain market leadership positions;

•	compensating employees through performance-based compensation and stock ownership programs;

•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management’s continued close contact with the market and employees;

•	selling or exchanging underperforming assets and repurchasing or issuing shares of common and preferred stock when cost of capital and asset values permit;

•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing; and

•	allocating additional capital, including capital for selective interior improvements, where the investment will generate the highest returns for the Company.

JOINT VENTURE STRATEGY.    One of the Company’s strategies is to co-invest with private capital partners in joint venture opportunities from time to time to the extent the Company believes that a joint venture will enable it to obtain a higher return on its investment through management and other fees, which leverage the Company’s skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for the Company. The Company is currently invested in a joint venture with Crow Holdings that was established in early 2004.

DISPOSITION STRATEGY.    The Company from time to time disposes of mature assets, defined as those apartment communities that no longer meet the Company’s investment criteria and long-term strategic objectives. Typically, the Company selects assets for disposition that do not meet its present investment criteria including estimated future return on investment, location, market, potential for growth, and capital needs. The Company may from time to time also dispose of assets for which the Company receives an offer meeting or exceeding its return on investment criteria even though those assets may not meet the disposition criteria disclosed above.

The following Communities were sold during 2005:

Property	Location	Number of Units	Date Sold
100% Owned Properties:
Eastview	Memphis, TN	432	April 1, 2005
Joint Venture Properties:
Seasons at Green Oaks (1)	Grand Prairie, TX (Dallas metro)	300	May 31, 2005
Preston Hills (1)	Buford, GA (Atlanta metro)	464	June 16, 2005
		1,196

(1)	Properties were owned by Mid-America/CH Realty LP which ceased to operate in 2005 following the disposition of these properties.

ACQUISITION STRATEGY. One of the Company’s growth strategies is to acquire and redevelop apartment communities that meet its investment criteria and focus as discussed above. The Company has extensive experience and research-based skills in the acquisition and repositioning of multifamily properties. In addition, the Company will acquire newly built and developed properties that can be purchased on a favorable pricing basis. The Company will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of properties in strong and growing markets in the Southeast.

The following Communities were purchased during 2005:

Property	Location	Number of Units	Date Purchased
100% Owned Properties:
Lake Lanier Club	Gainesville, GA	657	February 18, 2005
Waterford Forest	Cary, NC	384	July 6, 2005
Boulder Ridge	Roanoke, TX	478	July 8, 2005
		1,519

DEVELOPMENT STRATEGY.    In late 1997, the Company’s emphasis shifted from acquisitions to development because of its belief that under then-current market conditions, such development would generate higher quality assets and higher long-term investment returns. In 1999, management decided to exit the construction and development business upon completion of the Company’s existing development pipeline after determining that market conditions were changing, making it unlikely that future proposed projects would meet the Company’s profitability targets over the next few years. In 2002, the Company completed the $300 million construction program of high quality apartments.

At December 31, 2005, the Company had no properties in development.

In 2006, the Company plans to begin some expansion development projects at existing communities on adjacent land currently owned by the Company. The Company does not currently intend to return to development in a significant way, preferring to capture accretive new growth through opportunistically acquiring new properties.

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

On May 26, 2005, the Company gave the required one-year notice to redeem all of the issued and outstanding 8 5/8% Series G Cumulative Redeemable Preferred Stock shares on May 26, 2006, at a total redemption price of $10 million.

SHARE REPURCHASE PROGRAM

In 1999, the Company’s Board of Directors approved an increase in the number of shares of the Company’s common stock authorized to be repurchased to 4 million shares. As of December 31, 2005, the Company had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and Common Units outstanding as of the beginning of the repurchase program). From time to time, the Company intends to sell assets based on its disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when it believes that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments. No shares were repurchased from 2002 through 2005 under this plan.

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

ENVIRONMENTAL MATTERS

As part of the acquisition process, the Company obtains environmental studies on all of its Communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the Communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the Communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before the Company takes ownership of an acquisition property, however, no assurance can be given that the studies identify all significant environmental problems.

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

The Company is aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and has in place an active management and preventive maintenance program that includes procedures specifically related to mold. The Company has established a policy requiring residents to sign a mold addendum to lease. The Company has also purchased a $2 million insurance policy that covers remediation and exposure to mold. The current policy expires in 2007 but is renewable at that time. The Company, therefore, believes that its exposure to this issue is limited and controlled.

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

RECENT DEVELOPMENTS

DISTRIBUTION.    In January 2006, the Company announced a quarterly distribution to common shareholders of $0.595 per share, which was paid on January 31, 2006.

In February 2006, the Company announced a monthly distribution to its Series F Cumulative Redeemable Preferred Stock shareholders of $0.1927 per share, which is payable on March 15, 2006.

ACQUISITIONS.    On January 19, 2006, the Company acquired the Preserve at Brier Creek apartments in Raleigh, NC with 250 units.

ITEM 1A.  RISK FACTORS

The Company’s ability to generate sufficient cash flow in order to pay common dividends to its shareholders depends on its ability to generate funds from operations in excess of capital expenditure requirements and preferred dividends, and/or to have access to the markets for debt and equity financing. Funds from operations and the value of the Company’s properties may be insufficient because of factors which are beyond the Company’s control. Such events or conditions could include:

•	competition from other apartment communities;

•	overbuilding of new apartment units or oversupply of available apartment units in the Company’s markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;

•	the Company’s inability to rent apartments on favorable economic terms;

•	changes in governmental regulations and the related costs of compliance;

•	changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	changes in interest rate levels and the availability of financing, which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase the Company’s acquisition and operating costs (if interest rates increase and financing is less readily available);

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing; and

•	the relative illiquidity of real estate investments.

At times, the Company relies on external funding sources to fully fund the payment of distributions to shareholders and its capital investment program (including its existing property expansion developments). While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings if necessary, any significant and sustained deterioration in operations could result in the Company’s financial resources being insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate. Any decline in the Company’s funds from operations could adversely affect the Company’s ability to make distributions to its shareholders or to meet its loan covenants and could have a material adverse effect on the Company’s stock price.

Debt Level, Refinancing and Loan Covenant Risk May Adversely Affect Financial Condition and Operating Results

At December 31, 2005, the Company had total debt outstanding of $1.14 billion. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate the Communities or pay distributions that are required to be paid in order for the Company to maintain its qualification as a REIT. The Company currently intends to limit its total debt to approximately 60% of the undepreciated book value of its assets, although the Company’s charter and bylaws do not limit its debt levels. Circumstances may cause the Company to exceed that target from time to time. As of December 31, 2005, the Company’s ratio of debt to undepreciated book value was approximately 56%. The Company’s Board of Directors can modify this policy at any time which could allow the Company to become more highly leveraged and decrease its ability to make distributions to its shareholders. In addition, the Company must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect the Company’s financial condition and/or its funds from operations. The Company relies on Fannie Mae and Freddie Mac (the “Agencies”) for the majority of its debt financing and has agreements with the Agencies and with other lenders that require it to comply with certain covenants. The breach of any one of these covenants would place the Company in default with its lenders and may have serious consequences on the operations of the Company.

Variable Interest Rates May Adversely Affect Funds from Operations

At December 31, 2005, effectively $173 million of the Company’s debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. An additional $25 million also bore interest at a variable rate at December 31, 2005, but was hedged by an interest rate swap that became operative in February 2006. The Company may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s funds from operations and the amounts available to pay distributions to shareholders. The Company’s $950 million secured credit facilities with Prudential Mortgage Capital, credit enhanced by Fannie Mae, are predominately floating rate facilities. The Company also has a $100 million credit facility with Freddie Mac which is a variable rate facility. At December 31, 2005, a total of $907.8 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates the Company was exposed to at December 31, 2005. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, the Company will be exposed to the risks of varying interest rates.

Issuances of Additional Debt or Equity May Adversely Impact Our Financial Condition

Our capital requirements depend on numerous factors, including the occupancy rates of our apartment properties, dividend payment rates to our shareholders, development and capital expenditures, costs of operations and potential acquisitions. The Company cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, the Company may require additional financing sooner than anticipated. Accordingly, the Company could become more leveraged, resulting in increased risk of default on our obligations and in an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

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

Losses from Catastrophes May Exceed Our Insurance Coverage

The Company carries comprehensive liability and property insurance on our properties, which the Company believes is of the type and amount customarily obtained on real property assets. The Company intends to obtain similar coverage for properties the Company acquires in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, may be subject to limitations. The Company exercises its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If the Company suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

New Acquisitions May Fail to Perform as Expected and Failure to Integrate Acquired Communities and New Personnel Could Create Inefficiencies

The Company intends to actively acquire and improve multifamily properties for rental operations. The Company may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Additionally, to grow successfully, the Company must be able to apply our experience in managing our existing portfolio of apartment communities to a larger number of properties. The Company must also be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our overall profitability.

The Company May Not Be Able To Sell Properties When Appropriate

Real estate investments are relatively illiquid and generally cannot be sold quickly. The Company may not be able to change our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

Failure to Qualify as a REIT Would Cause The Company to be Taxed as a Corporation

If the Company fails to qualify as a REIT for federal income tax purposes, the Company will be taxed as a corporation. The Internal Revenue Service may challenge our qualification as a REIT for prior years, and new legislation, regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification. For any taxable year that the Company fails to qualify as a REIT, the Company would be subject to federal income tax on our taxable income at corporate rates, plus any applicable alternative minimum tax. In addition, unless entitled to relief under applicable statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer qualify for the dividends paid deduction nor be required to be made in order to preserve REIT status. The Company might be required to borrow funds or to liquidate some of our investments to pay any applicable tax resulting from our failure to qualify as a REIT.

Environmental Problems are Possible and can be Costly

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. All of our properties have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor is the Company aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity. Over the past four years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist.

Compliance or Failure to Comply with Laws Requiring Access to Our Properties by Disabled Persons Could Result in Substantial Cost

The Americans with Disabilities Act, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require the Company to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require the Company to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The Company cannot ascertain the costs of compliance with these laws, which may be substantial.

Our Investments in Joint Ventures May Involve Risks

Investments in joint ventures may involve risks which may not otherwise be present in our direct investments such as:

•	the potential inability of our joint venture partner to perform;

•	the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to ours;

•	the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies; and

•	the joint venturers may not be able to agree on matters relating to the property they jointly own.

Although each joint owner will have a right of first refusal to purchase the other owner’s interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company seeks to acquire apartment communities located in the southeastern United States and Texas that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 75% of the Company’s apartment units are located in Georgia, Florida, Tennessee and Texas markets. The Company’s strategic focus is to provide its residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. The Company utilizes its experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities it acquires to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the Communities the Company owned or maintained an ownership interest in, including the property containing 522 apartment units owned by the Crow JV, at December 31, 2005:

									Encumbrances at December 31, 2005
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2005	Average Occupancy Percent at December 31, 2005	Mortgage Principal (000’s)			Interest Rate	Maturity Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$680.96	98.00%	$	—(1)		(1)	(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$544.02	94.08%	$	—(1)		(1)	(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$652.48	92.86%	$	—(1)		(1)	(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$727.06	96.63%	$	—(1)		(1)	(1)
				952	989,808	1,040	$657.44	94.96%		$—
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$620.32	95.77%	$	—(1)		(1)	(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$614.65	93.33%	$	—(1)		(1)	(1)
Westside Creek I	Little Rock, AR	1984	1997	142	147,964	1,042	$697.20	97.18%	$	—(1)		(1)	(1)
Westside Creek II	Little Rock, AR	1986	1997	166	172,972	1,042	$656.78	93.37%		$4,518		8.760%	10/1/2006
				808	699,056	865	$639.64	94.80%		$4,518
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$689.29	99.31%	$	—(1)		(1)	(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$670.99	90.00%	$	—(1)		(1)	(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$745.85	99.17%	$	—(4)		(4)	(4)
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$902.12	93.86%	$	—(2)		(2)	(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,077.05	99.58%		$32,203		4.170%	9/28/2008
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$683.30	100.00%		$7,000	(10)	3.901%(10)	10/15/2032	(10)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$851.40	97.73%	$	—(2)		(2)	(2)
Cooper’s Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$792.96	98.08%	$	—(6)		(6)	(6)
Hunter’s Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$739.86	97.62%	$	—(7)		(7)	(7)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$731.94	95.19%	$	—(1)		(1)	(1)
Lighthouse Court	Jacksonville, FL	2003	2003	501	556,110	1,110	$937.75	91.42%	$	—(1)		(1)	(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$817.07	98.18%	$	—(1)		(1)	(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$860.65	96.88%	$	—(2)		(2)	(2)
St. Augustine	Jacksonville, FL	1987	1995	400	304,400	761	$649.29	98.00%	$	—(6)		(6)	(6)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$709.99	94.68%	$	—(2)		(2)	(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$722.42	97.56%	$	—(1)		(1)	(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$740.28	96.34%	$	—(1)		(1)	(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$712.99	99.61%	$	—(6)		(6)	(6)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$750.25	94.58%		$6,805	(2)(3)	3.771%(2)(3)	10/15/2032	(2)(3)
Paddock Club Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$894.52	98.43%	$	—(2)		(2)	(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$791.39	92.76%	$	—(2)		(2)	(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$740.17	98.57%	$	—(1)		(1)	(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$770.88	99.57%	$	—(1)		(1)	(1)
				7,465	7,299,922	978	$795.58	96.70%		$46,008
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$696.93	96.88%	$	—(1)		(1)	(1)
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$627.08	90.63%		$4,760		4.192%	6/1/2028
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$574.98	95.59%	$	—(1)		(1)	(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$640.87	95.83%		$3,480	(15)	4.612%(15)	5/15/2033	(15)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$740.11	95.45%	$	—(5)		(5)	(5)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$623.50	94.35%	$	—(1)		(1)	(1)
Whisperwood	Columbus, GA	1980/82/84/86/98	1997	1,008	1,220,688	1,211	$737.04	91.96%	$	—(1)		(1)	(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$555.93	91.23%	$	—(1)		(1)	(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$768.83	96.20%	$	—(1)		(1)	(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$775.65	97.66%	$	—(8)		(8)	(8)

Encumbrances at December 31, 2005
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2005	Average Occupancy Percent at December 31, 2005	Mortgage Principal (000’s)	Interest Rate	Maturity Date
Lanier	Gainesville, GA	1998	2005	344	395,944	1,151	$790.92	95.64%	$20,686	5.250%	3/1/2014
Lake Club	Gainesville, GA	2001	2005	313	359,950	1,150	$731.77	91.69%	$	—(8)
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$558.58	92.59%	$	—(5)	(5)	(5)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$662.29	98.67%	$	—(1)	(1)	(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$704.75	92.58%	$	—(7)	(7)	(7)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$614.20	95.14%	$	—(1)	(1)	(1)
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$703.08	91.25%	$	—(1)	(1)	(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$805.60	97.27%	$10,102	7.750%	7/1/2037
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$577.98	98.15%	$	—(1)	(1)	(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$672.63	95.00%	$	—(1)	(1)	(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$611.81	92.92%	$	—(1)	(1)	(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$681.04	94.00%	$8,891	6.850%	11/1/2008
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$668.80	96.38%	$	—(1)	(1)	(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$714.29	91.04%	$	—(1)	(1)	(1)
6,636	7,140,710	1,076	$691.24	94.03%	$47,919
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$648.96	94.58%	$	—(1)	(1)	(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$719.04	92.50%	$9,600	5.875%	1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$843.35	89.19%	$	—(1)	(1)	(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$620.02	92.37%	$	—(1)	(1)	(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$620.32	91.85%	$	—(1)	(1)	(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$601.86	94.05%	$	—(1)	(1)	(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$596.24	88.28%	$	—(1)	(1)	(1)
1,748	1,626,966	931	$674.78	91.30%	$9,600
Riverhills	Grenada, MS	1972	1985	96	81,984	854	$409.44	98.96%	$	—(1)	(1)	(1)
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$686.38	99.17%	$	—(1)	(1)	(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$639.64	97.17%	$	—(1)	(1)	(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$656.04	95.95%	$5,880	(11)	3.821%(11)	5/15/2031	(11)
Somerset	Jackson, MS	1981	1995	144	126,864	881	$594.37	88.19%	$	—(1)	(1)	(1)
Woodridge	Jackson, MS	1987	1988	192	175,104	912	$580.87	96.88%	$	—(1)	(1)	(1)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$602.82	95.92%	$	—(1)	(1)	(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$682.32	97.06%	$	—(1)	(1)	(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$667.91	86.96%	$	—(1)	(1)	(1)
2,130	2,097,240	985	$635.14	95.45%	$5,880
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$614.03	96.39%	$	—(1)	(1)	(1)
Waterford Forest	Cary, NC	1996	2005	384	344,448	897	$609.20	94.01%	$	—(8)	(8)	(8)
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$544.73	90.79%	$	—(1)	(1)	(1)
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$558.59	95.00%	$	—(2)	(2)	(2)
1,122	904,774	806	$581.74	93.76%	$—
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$665.52	92.99%	$	—(1)	(1)	(1)
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$688.20	91.30%	$	—(1)	(1)	(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$667.14	95.14%	$	—(1)	(1)	(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$574.74	91.07%	$	—(1)	(1)	(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$609.97	97.50%	$7,735	(12)	3.864%(12)	5/15/2031	(12)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$725.11	91.67%	$	—(1)	(1)	(1)

Encumbrances at December 31, 2005
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2005	Average Occupancy Percent at December 31, 2005	Mortgage Principal (000’s)	Interest Rate	Maturity Date
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$506.43	98.21%	$	—(1)	(1)	(1)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$511.28	99.14%	$	—(1)	(1)	(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$673.54	94.71%	$	—(1)	(1)	(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$507.36	98.08%	$	—(1)	(1)	(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$513.46	98.08%	$	—(1)	(1)	(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$796.76	98.56%	$8,365	(9)	3.950%(9)	11/15/2035	(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$613.52	94.02%	$	—(1)	(1)	(1)
2,604	2,428,756	933	$615.72	95.74%	$16,100
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$532.97	93.35%	$	—(1)	(1)	(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$544.42	97.33%	$	—(1)	(1)	(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$618.89	99.07%	$	—(1)	(1)	(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$715.63	97.70%	$5,465	(16)	4.328%(16)	5/15/2033	(16)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$572.95	97.00%	$	—(1)	(1)	(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$631.23	95.33%	$5,095	3.771%	10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$619.43	97.22%	$3,375	(13)	3.821%(13)	5/15/2031(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$563.57	100.00%	$	—(1)	(1)	(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$649.35	99.18%	$4,998	6.070%	9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$634.65	81.52%	$	—(1)	(1)	(1)
Gleneagles	Memphis, TN	1975	1990	184	189,520	1,030	$612.92	92.39%	$	—(1)	(1)	(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$603.38	90.36%	$	—(4)	(4)	(4)
Hickory Farm	Memphis, TN	1985	1994	200	150,200	751	$560.98	90.50%	$	—(1)	(1)	(1)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$632.16	95.42%	$	—(1)	(1)	(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$673.06	94.66%	$	—(1)	(1)	(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$867.03	96.34%	$	—(4)	(4)	(4)
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$764.99	95.00%	$	—(5)	(5)	(5)
River Trace	Memphis, TN	1981/85	1997	440	370,920	843	$595.33	86.14%	$	—(1)	(1)	(1)
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$808.24	90.83%	$	—(1)	(1)	(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$690.00	96.50%	$	—(1)	(1)	(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$826.84	96.54%	$	—(1)	(1)	(1)
Monthaven Park	Nashville, TN	1999/01	2004	456	427,728	938	$716.71	98.46%	$22,725	3.590%	1/11/2008
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$597.09	91.59%	$6,645	(17)	3.921%(17)	2/15/2034	(17)
7,410	6,960,716	939	$656.58	93.55%	$48,303
Northwood	Arlington, TX	1980	1998	270	224,100	830	$563.06	88.15%	$	—(2)	(2)	(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$641.85	96.09%	$	—(2)	(2)	(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	210	198,240	944	$991.69	95.24%	$11,193	4.170%	9/28/2008
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$613.71	94.79%	$4,050	(18)	3.921%(18)	10/15/2032	(18)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$561.69	97.04%	$3,585	(19)	3.921%(19)	2/15/2034	(19)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$787.51	94.60%	$	—(2)	(2)	(2)
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$690.05	94.88%	$	—(8)	(8)	(8)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$662.66	99.14%	$	—(2)	(2)	(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$628.68	89.47%	$	—(2)	(2)	(2)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$649.63	91.15%	$	—(8)	(8)	(8)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$753.05	97.50%	$	—(8)	(8)	(8)
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$919.02	95.78%	$	—(2)	(2)	(2)

Encumbrances at December 31, 2005
Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2005	Average Occupancy Percent at December 31, 2005	Mortgage Principal (000’s)	Interest Rate	Maturity Date
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$611.69	96.35%	$	—(8)	(8)	(8)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$801.15	93.13%	$	—(2)	(2)	(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$649.88	94.79%	$	—(2)	(2)	(2)
Highwood	Plano, TX	1983	1998	196	156,800	800	$684.48	94.39%	$	—(4)	(4)	(4)
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$749.72	96.59%	$	—(2)	(2)	(2)
Boulder Ridge	Roanoke, TX	1999	2005	478	429,244	898	$759.70	91.00%	$	—(2)
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$618.27	95.19%	$	—(8)	(8)	(8)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$881.02	93.80%	$14,439	4.170%	9/28/2008
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$671.65	95.50%	$	—(8)	(8)	(8)
6,320	5,319,874	842	$709.20	94.43%	$33,267
Township	Hampton, VA	1987	1995	296	248,048	838	$818.75	95.95%	$10,800	(14)	3.901%(14)	10/15/2032	(14)
Subtotal 100% Owned	37,705	35,930,298	953	$694.59	94.65%
Joint Venture Properties
Verandas at Timberglen	Dallas, TX	1999	2004	522	500,076	958	$1,031.25	92.72%	N/A
Subtotal Joint Venture Properties	522	500,076	958	$1,031.25	92.72%
Total 100% Owned and Joint Venture Properties	38,227	36,430,374	953	$699.18	94.62%

(1)	Encumbered by a $600 million FNMA facility, with $587.3 million available and $562.8 million outstanding with a variable interest rate of 4.93% on which there exists thirteen interest rate swap agreements totaling $490 million at an average rate of 5.61% at December 31, 2005.

(2)	Encumbered by a $250 million FNMA facility, with $204.0 available and $158.6 million outstanding, $48.6 million of which had a variable interest rate of 4.58% and $110 million with a fixed rate of 7.18% at December 31, 2005.

(3)	Phase I of Paddock Park—Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.

(4)	Encumbered, along with one corporate property, by a mortgage with a principal balance of $40 million at December 31, 2005, with a maturity of April 1, 2009 and an interest rate of 5.41% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $12.5 million at December 31, 2005.

(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $13.2 million at December 31, 2005, and an average interest rate of 5.87%.

(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $12.5 million at December 31, 2005, and an average interest rate of 5.21%.

(8)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 4.96% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2005.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 3.95% and maturing on October 24, 2007.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.13% and maturing on June 15, 2008.

(12)Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.13% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.13% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 3.95% and maturing on October 24, 2007.

(15)	Encumbered by $3.5 million in bonds on which there exist a $3.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds on which there exists a $5.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 4.99% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.0% which terminates on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 4.99% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 4.99% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “MAA” since its initial public offering in February 1994. On February 10, 2006, the reported last sale price of the Company’s common stock on the NYSE was $52.41 per share, and there were approximately 1,400 holders of record of the common stock. The Company estimates there are approximately 14,000 beneficial owners of its common stock. On February 10, 2006, there was one holder of record of the 9-1/4% Series F Cumulative Redeemable Preferred Stock (“Series F”), three holders of record of the 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) and approximately 15 holders of record of the 8.30% Series H Cumulative Redeemable Preferred Stock (“Series H”). The following table sets forth the quarterly high and low sales prices of the Company’s common stock as reported on the NYSE and the dividends declared by the Company with respect to the periods indicated.

	Sales Prices
	High	Low	Dividends Declared
2005:
First Quarter	$41.350	$35.840	$0.585
Second Quarter	$46.520	$35.620	$0.585
Third Quarter	$48.760	$42.530	$0.585
Fourth Quarter	$50.190	$43.050	$0.595

2004:
First Quarter	$37.400	$33.420	$0.585
Second Quarter	$38.640	$30.750	$0.585
Third Quarter	$40.900	$35.130	$0.585
Fourth Quarter	$41.740	$37.920	$0.585

The Company’s quarterly dividend rate is currently $0.595 per common share. The Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by the Company will be affected by a number of factors, including the gross revenues received from the Communities, the operating expenses of the Company, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

In 2004, the Company issued a total of 413,598 shares through its DRSPP and offered a 2% discount for optional cash purchases in the months of August through December. Throughout 2005, the Company issued a total of 803,251 shares through its DRSPP and offered an average 1.5% discount for optional cash purchases.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2005.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	398,052	$24.83	584,355
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	398,052	$24.83	584,355

(1)	Columns (a) and (b) above do not include 104,698 shares of restricted stock that are subject to vesting requirements which were issued through the Company’s Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 17,448 shares of restricted stock that are subject to vesting requirements which were issued through the Company’s 2004 Stock Plan, 48,197 shares of common stock which have been purchased by employees through the Employee Stock Purchase Plan or 74,895 shares of restricted stock authorized to be issued through the Long-Term Performance Based Incentive Plan for Executive Officers as of December 31, 2005, which is pending issuance by the Compensation Committee of the Board of Directors in 2006. See Note 11 of the consolidated financial statements for more information on these plans.

(2)	Column (c) above includes 482,552 shares available to be issued under the Company’s 2004 Stock Plan and 101,803 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Note 11 of the consolidated financial statements for more information on these plans.

The Company has not issued any stock option grants since 2002.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for the Company. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total revenues	$297,455	$267,784	$236,762	$228,851	$228,015
Expenses:
Property operating expenses	123,716	112,748	98,692	90,869	87,658
Depreciation	75,050	68,653	58,074	54,285	51,091
Property management and general and administrative expenses	22,225	19,597	15,670	15,298	16,083
Income from continuing operations before non-operating items	76,464	66,786	64,326	68,399	73,183
Interest and other non-property income	498	593	835	729	1,301
Interest expense	(58,751)	(50,858)	(44,991)	(48,381)	(51,487)
(Loss) gain on debt extinguishment	(409)	1,095	111	(1,441)	(1,189)
Amortization of deferred financing costs	(2,011)	(1,753)	(2,050)	(2,700)	(2,339)
Minority interest in operating partnership income	(1,571)	(2,264)	(1,360)	(388)	(2,417)
Income (loss) from investments in unconsolidated entities	65	(287)	(949)	(532)	(296)
Incentive fee from unconsolidated entity	1,723	—	—	—	—
Net gain on insurance and other settlement proceeds	749	2,683	2,860	397	11,933
Gain on sale of non-depreciable assets	334	—	—	—	—
Gain on disposition within unconsolidated entities	3,034	3,249	—	—	—
Income from continuing operations	20,125	19,244	18,782	16,083	28,689
Discontinued operations:
(Loss) income from discontinued operations before asset impairment, settlement proceeds and gain on sale	(113)	(197)	(577)	58	9
Asset impairment of discontinued operations	(243)	(200)	—	—	—
Net (loss) gain on insurance and other settlement proceeds of discontinued operations	(25)	526	82	—	—
Gain on sale of discontinued operations	—	5,825	1,919	—	—
Net income	19,744	25,198	20,206	16,141	28,698
Preferred dividend distribution	14,329	14,825	15,419	16,029	16,113
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	5,987	2,041	—
Net income (loss) available for common shareholders	$5,415	$10,373	$(1,200)	$(1,929)	$12,585

	Year Ended December 31,
	2005	2004	2003	2002	2001
Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	21,405	20,317	18,374	17,561	17,427
Effect of dilutive stock options	202	335	—	—	105
Diluted	21,607	20,652	18,374	17,561	17,532
Net income (loss) available for common shareholders	$5,415	$10,373	$(1,200)	$(1,929)	$12,585
Discontinued property operations	381	(5,954)	(1,424)	(58)	(9)
Income (loss) from continuing operations available for common shareholders	$5,796	$4,419	$(2,624)	$(1,987)	$12,576
Earnings per share—basic:
Income (loss) from continuing operations available for common shareholders	$0.27	$0.22	$(0.14)	$(0.11)	$0.72
Discontinued property operations	(0.02)	0.29	0.07	—	—
Net income (loss) available for common shareholders	$0.25	$0.51	$(0.07)	$(0.11)	$0.72
Earnings per share—diluted:
Income (loss) from continuing operations available for common shareholders	$0.27	$0.21	$(0.14)	$(0.11)	$0.72
Discontinued property operations	(0.02)	0.29	0.07	—	—
Net income (loss) available for common shareholders	$0.25	$0.50	$(0.07)	$(0.11)	$0.72
Balance Sheet Data:
Real estate owned, at cost	$1,987,853	$1,862,850	$1,695,111	$1,478,793	$1,449,720
Real estate assets, net	$1,510,289	$1,459,952	$1,351,849	$1,192,539	$1,216,933
Total assets	$1,570,457	$1,522,307	$1,406,533	$1,239,467	$1,263,488
Total debt	$1,140,046	$1,083,473	$951,941	$803,703	$779,664
Minority interest	$29,798	$31,376	$32,019	$33,405	$43,902
Shareholders’ equity	$362,526	$347,325	$351,294	$328,171	$398,358
Other Data (at end of period):
Market capitalization (shares and units)(1)	$1,358,725	$1,145,183	$939,581	$673,431	$709,224
Ratio of total debt to total capitalization(2)	45.6%	48.6%	50.3%	54.4%	52.4%
Number of properties, including joint venture ownership interest(3)	132	132	127	123	122
Number of apartment units, including joint venture ownership interest(3)	38,227	37,904	35,734	33,923	33,411

(1)	Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) regardless of classification on balance sheet, common shares and partnership units (value based on common stock equivalency).

(2)	Total capitalization is market capitalization plus total debt and market capitalization of preferred shares (value based on $25 per share liquidation preference).

(3)	Property and apartment unit totals have not been adjusted to exclude properties held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Annual Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated market conditions, expected growth rates of revenues and expenses, planned asset dispositions, disposition pricing, planned acquisitions and developments, property financings, expected interest rates and planned capital expenditures. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company believes that the estimates and assumptions that are most important to the portrayal of its financial condition and results of operations, in that they require the most subjective judgments, form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

Revenue Recognition

The Company leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

The Company records all gains and losses on real estate in accordance with Statement No. 66 “Accounting for Sales of Real Estate”.

Capitalization of expenditures and depreciation of assets

The Company carries its real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, and 3 to 5 years for computers and software, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by the Company in order to elevate the condition of the property to the Company’s standards are capitalized as incurred.

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

In accordance with Statement 144, long-lived assets, such as real estate assets, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2005

The Company’s results for 2005 were positively influenced by both the improvement in operational results of communities held throughout both the current and prior period (“same store”) and the positive impact from acquisitions in 2004 and 2005.

The Company’s 2005 same store operating results were helped by signs of economic recovery in the Company’s geographic areas of operation. Same store occupancy and average rental rates were both improved from the prior year.

The Company grew externally during 2004 by following its acquisition strategy to invest in large and mid-sized growing markets in the southeastern United States. The Company acquired six properties in 2004 for which it benefited from a full year of revenues in 2005. The Company acquired an additional three properties in 2005.

The Company sold one property in 2005. A joint venture the Company was invested in with Crow Holdings sold two properties in 2005 resulting in the winding up of the joint venture and generating approximately $3 million in gains and $1.7 million related to a one-time incentive fee for the Company.

The Company did experience an increase in interest expense in 2005 as its total debt outstanding and average borrowing costs both increased from prior year levels.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2005, 2004, and 2003. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2005, the total number of apartment units the Company owned or had an ownership interest in, including the properties owned by the Crow JV was 38,227 in 132 Communities compared to the 37,904 apartment units in 132 Communities owned at December 31, 2004, and the 35,734 apartment units in 127 Communities owned at December 31, 2003. For properties owned 100% by the Company, the average monthly rental per apartment unit, excluding units in lease-up, increased to $695 at December 31, 2005, from $680 at December 31, 2004, and $667 at December 31, 2003. For these same units, overall occupancy at December 31, 2005, 2004, and 2003 was 94.6%, 93.6%, and 92.7%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005, TO THE YEAR ENDED DECEMBER 31, 2004

Property revenues for the year ended December 31, 2005, increased by approximately $29,928,000 from the year ended December 31, 2004, due to (i) a $12,816,000 increase in property revenues from the six properties acquired in 2004 (the “2004 Acquisitions”), (ii) a $8,934,000 increase in property revenues from the properties held throughout both periods, and (iii) a $8,178,000 increase in property revenues from the three properties acquired in 2005 (the “2005 Acquisitions”).

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2005, increased by approximately $10,968,000 from the year ended December 31, 2004, due primarily to increases of property operating expenses of (i) $5,356,000 from the 2004 Acquisitions, (ii) $3,336,000 from the 2005 Acquisitions, and (iii) $2,276,000 from the properties held throughout both periods.

Depreciation expense increased by approximately $6,397,000 primarily due to the increases of depreciation expense of (i) $4,217,000 from the 2004 Acquisitions, (ii) $3,954,000 from the 2005 Acquisitions, and (iii) $1,424,000 from the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $3,198,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by the Company in 2003.

Property management expenses increased by approximately $1,514,000 from the year ended December 31, 2004, to the year ended December 31, 2005, partially due to increased personnel expenses and incentive compensation both related to property acquisitions. General and administrative expenses increased by approximately $1,114,000 over this same period. Property management expenses and general and administrative expenses for 2005 were both impacted by a cumulative charge to amortize four years of a ten year senior management incentive plan which the Company previously expected would expense from 2007 through 2011.

Interest expense increased approximately $7,893,000 in 2005 from 2004 due primarily to the increase in the amount of debt outstanding from 2004 and the increase in the Company’s average borrowing cost from 5.0% over the twelve months ended December 31, 2004, to 5.3% over the twelve months ended December 31, 2005.

For the year ended December 31, 2005, the Company recorded total gains of approximately $3,034,000 from the sale of two properties owned by a joint venture of the Company. The sales of these properties resulted in an additional incentive fee being paid to the Company of approximately $1,723,000 in 2005. For the year ended December 31, 2004, the Company recorded a total of approximately $9,074,000 in gains from two property sales, of which approximately $3,249,000 represented the Company’s share of the gain from the sale of a property which was owned by a joint venture of the Company.

In 2005 and 2004, the Company refinanced the debt on several of its communities primarily to take advantage of the lower interest rate environment. In 2005, this resulted in a loss on debt extinguishment of approximately $409,000 due to the write-off of deferred financing costs and prepayment penalties. In 2004, the Company recorded a gain of approximately $1,095,000 related to the early extinguishment of debt.

For the years ended December 31, 2005, and 2004, the Company recorded net gains on insurance and other settlement proceeds totaling approximately $749,000 mainly related to insurance settlements from hurricane damage experienced at some of the Company’s Communities and $2,683,000 mainly related to insurance settlements from fires at some of the Company’s Communities, respectively.

Primarily as a result of the foregoing, net income decreased by approximately $5,454,000 in 2005 over 2004.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004, TO THE YEAR ENDED DECEMBER 31, 2003

Comparisons of income from property operations for the years ended December 31, 2004, and 2003, were impacted by various factors. As a result of the buyout in August of 2003 of the partnership interest in Bre/Maac Associates, LLC, (the “BreMaac Buyout”), the Company’s joint venture with Blackstone Real Estate Advisors (“Blackstone”), the Company’s consolidated financial statements for 2003 include the impact of approximately only four months of operations of the 10 properties which were previously owned by the joint venture and accounted for using the equity method. The Company’s consolidated financial statements for 2004 include a full twelve months of operations for these 10 properties. The Company’s consolidated financial statements for 2003 also included only partial year results for the four properties acquired during 2003 (one of which was subsequently transferred to Mid-America CH/Realty, LP, the Company’s joint venture with Crow Holdings (the “Green Oaks Transfer”)). The Company also acquired an additional six properties during the course of 2004. During 2003, the Company had two development communities which completed lease-up. Finally, the Company’s performance during 2004 and 2003 was impacted by changes in performance of the communities that were held throughout both periods.

Property revenues for the year ended December 31, 2004, increased by approximately $31,262,000 from the year ended December 31, 2003, due to (i) a $12,481,000 increase in property revenues from the BreMaac Buyout, (ii) a $7,759,000 increase in property revenues from 2004 Acquisitions, (iii) a $7,372,000 increase in property revenues from the acquisitions of the Los Rios Park, Lighthouse Court and Legacy Pines communities in 2003 (the “2003 Acquisitions”), (iv) a $4,062,000 increase in property revenues from the communities held throughout both periods, and (v) a $189,000 increase in property revenues from the communities in lease-up in 2003 (the “Communities in Lease-up”). These increases were partially offset by a decrease in property revenues of $601,000 due to the Green Oaks Transfer.

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

Property management expenses increased by approximately $1,922,000 from the year ended December 31, 2003, to the year ended December 31, 2004, partially due to increased personnel expenses and incentive compensation related to property acquisitions. General and administrative expenses increased by approximately $2,005,000 over this same period partially related to expenses associated with the implementation of new property management software and expenses resulting from new regulatory requirements.

Interest expense increased approximately $5,867,000 from 2003 due primarily to the increase in the amount of debt outstanding from 2003. The Company’s average borrowing cost at December 31, 2004, and 2003, was 5.4%.

For the year ended December 31, 2004, the Company recorded a total of approximately $9,074,000 in gains from two property sales, of which approximately $3,249,000 represented the Company’s share of the gain from the sale of a property which was owned by one of the Company’s joint ventures. In 2003, the Company sold one property and recorded a gain of approximately $1,919,000.

In 2004, and 2003, the Company refinanced the debt on several of its communities primarily to take advantage of the lower interest rate environment. This resulted in gains of approximately $1,095,000 and $111,000 related to the early extinguishment of debt in 2004 and 2003, respectively.

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

The following table is a reconciliation of FFO to net income for the years ended December 31, 2005, 2004, and 2003 (dollars and shares in thousands):

	Years ended December 31,
	2005	2004	2003
Net income	$19,744	$25,198	$20,206
Depreciation real estate assets	73,704	67,302	56,701
Net gain on insurance and other settlement proceeds	(749)	(2,683)	(2,860)
Gain on disposition within unconsolidated entities	(3,034)	(3,249)	—
Net loss (gain) on insurance and other settlement proceeds of discontinued operations	25	(526)	(82)
Depreciation real estate assets of discontinued operations	—	681	1,022
Gain on sale of discontinued operations	—	(5,825)	(1,919)
Depreciation real estate assets of unconsolidated entities	482	1,688	2,345
Preferred dividend distribution	(14,329)	(14,825)	(15,419)
Minority interest in operating partnership income	1,571	2,264	1,360
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	(5,987)
Funds from operations	$77,414	$70,025	$55,367
Weighted average shares and units:
Basic	24,025	22,981	21,093
Diluted	24,227	23,316	21,354

FFO increased during 2005 by approximately $7,389,000 to $77,414,000 versus $70,025,000 in 2004 principally because of improved operation results both from the Company’s same store portfolio and the addition of properties from the 2004 Acquisitions and 2005 Acquisitions as previously reviewed in the net income discussion above. FFO increased during 2004 by approximately $14,658,000 to $70,025,000 versus $55,367,000 in 2003 principally because of the addition of properties through the BreMaac Buyout and 2003 Acquisitions and 2004 Acquisitions as previously reviewed in the net income discussion above. FFO for 2003 included a charge of $5,987,000 for premiums and original issuance costs associated with the redemption of preferred stock.

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

In 2005, the Company began to see a turn in many of its markets, particularly in Florida and Georgia, where there are some signs of improving demand coupled with a slight slow down in supply. The Company’s large-tier markets, which have been under the most pressure during the economic downturn, are beginning to show signs of absorbing the oversupply of new apartments and returning to historical occupancy and pricing levels, while the Company’s smaller tier and mid-sized markets are benefiting from improving market fundamentals which support continued stable growth. The policies of the Federal Reserve, which has raised short-term interest rates by 300 basis points in a short span of time, also seem to be having some early impact on the supply of new apartments. Development costs of apartments and of single-family homes also appear to be rising, as are mortgage interest rates, with the likelihood that this may slightly alleviate this competition.

The Company believes that the impact of higher demand from apartment renters, a reduced rate of increase in supply, and reduced competition from single-family homes will contribute to better operating results in 2006. While rising interest rates will also increase the Company’s cost of borrowing, the Company has mitigated part of the impact of this by putting in place $25 million of forward swap, such that the interest rate on approximately 87% of its debt has been fixed, swapped, forward swapped, or capped, compared to 81% at the end of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $11,458,000 to $99,687,000 for 2005 compared to $88,229,000 for 2004 mainly related to the growth of the Company through acquisitions and improved operating results in 2005. Net cash flow provided by operating activities increased by approximately $11,709,000 to $88,229,000 for 2004 compared to $76,520,000 for 2003 mainly related to the growth of the Company through the BreMaac Buyout and the 2003 Acquisitions and 2004 Acquisitions.

Net cash used in investing activities decreased by approximately $60,031,000 from $168,383,000 in 2004 to $108,352,000 in 2005. Net cash used in investing activities in 2003 was approximately $139,555,000. A total of approximately $105,643,000 was invested in 2005 to acquire properties, this compares to approximately $155,088,000 in 2004, and $138,688,000 in 2003. Capital improvements to existing real estate assets during 2005, 2004 and 2003 totaled approximately $27,301,000, $30,413,000 and $22,832,000, respectively.

Net cash provided by financing activities decreased approximately $66,896,000 to $13,596,000 in 2005 from $80,492,000 in 2004 and $61,680,000 in 2003. Cash provided from credit lines and notes payable decreased approximately $223,851,000 from approximately $280,930,000 in 2004 to $57,079,000 in 2005. Cash provided from credit lines and notes payable was approximately $245,897,000 in 2003. Principal payments on notes payable dropped to approximately $10,921,000 in 2005 from $152,046,000 in 2004 and $175,852,000 in 2003 as the Company had fewer refinancings in 2005. Proceeds from issuances of common shares and units increased in 2005 to approximately $39,459,000 mainly related to the Company’s use of its DRSPP. Proceeds from issuances of common shares and units decreased approximately $34,628,000 from 2003 to 2004 as the Company sold 1,765,000 shares of common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. and to Scudder RREEF Real Estate Fund II, Inc. in 2003 to partially fund the BreMaac Buyout and 2003 Acquisitions.

The weighted average interest rate at December 31, 2005, for the $1.14 billion of debt outstanding was 5.4% compared to 5.4% on $1.08 billion of debt outstanding at December 31, 2004. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk. More details on the Company’s borrowings can be found in the schedule on page 28.

At December 31, 2005, the Company had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association (“FNMA”), FNMA, Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.1 billion at December 31, 2005, with an availability to borrow of $1.0 billion. At December 31, 2005, the Company had total borrowings outstanding under these credit facilities of $920 million.

Approximately 71% of the Company’s outstanding obligations at December 31, 2005, were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $881 million of which was available to borrow at December 31, 2005. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62% to 0.795%.

Each of the Company’s secured credit facilities is subject to various covenants and conditions on usage, and are subject to periodic re-evaluation of collateral. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company.

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding shares of its 8-5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) on May 26, 2006, for the total redemption price of $10 million. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements.

As of December 31, 2005, the Company had interest rate swaps in effect totaling a notional amount of approximately $659 million. To date, these swaps have proven to be highly effective hedges. The Company also had entered into a future interest rate swap totaling a notional amount of $25 million. This swap goes into effect in February 2006. The Company also had interest rate cap agreements totaling a notional amount of approximately $23 million in effect as of December 31, 2005.

Summary details of the debt outstanding at December 31, 2005, follows in the table below:

	Line Limit	Line Availability	Outstanding Balance/ Notional Amount	Average Interest Rate	Average Rate Maturity	Average Contract Maturity
COMBINED DEBT
Fixed Rate or Swapped
Conventional			$847,354,719	5.7%	4/20/2011	4/20/2011
Tax Exempt			87,015,000	4.5%	6/25/2013	6/25/2013
Preferred Series G			10,000,000	8.6%	5/26/2006	5/26/2006
Subtotal Fixed Rate or Swapped			944,369,719	5.6%	6/13/2011	6/13/2011
Variable Rate
Conventional			162,245,891	4.8%	2/24/2006	6/14/2012
Tax Exempt			10,855,004	4.0%	1/15/2006	5/30/2020
Conventional—Capped			11,720,000	4.9%	3/1/2009	3/1/2009
Tax Exempt—Capped			10,855,000	3.9%	4/25/2008	4/25/2008
Subtotal Variable Rate			195,675,895	4.7%	2/19/2006	1/16/2013
Total Combined Debt Outstanding			$1,140,045,614	5.4%	7/15/2010	9/21/2011
UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$139,354,719	5.0%	11/7/2014	11/7/2014
Tax Exempt Fixed Rate			25,685,000	5.5%	12/2/2024	12/2/2024
Tax Exempt Variable Rate			4,760,004	4.2%	1/15/2006	6/1/2028
Preferred Series G			10,000,000	8.6%	5/26/2006	5/26/2006
FNMA Credit Facilities
Tax Free Borrowings	$88,280,000	$78,280,000	78,280,000	3.9%	1/15/2006	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	1/10/2009	1/10/2009
Variable Rate Borrowings	751,720,000	692,955,000	623,102,000	4.9%	2/28/2006	5/20/2013
Subtotal FNMA Facilities	950,000,000	881,235,000	811,382,000	5.1%	7/15/2006	11/12/2012
Freddie Mac Credit Facility	100,000,000	96,404,000	96,404,000	5.0%	3/9/2006	7/1/2011
AmSouth Credit Facility	40,000,000	30,203,438	12,459,891	6.0%	1/31/2006	5/24/2007
Union Planters Bank			40,000,000	5.4%	1/31/2006	4/1/2009
Total Underlying Debt Outstanding			$1,140,045,614	5.1%	11/30/2007	1/31/2013
HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$598,000,000	5.5%	9/24/2010
LIBOR indexed—Forward Interest Rate Swap			25,000,000	5.3%	2/1/2013
BMA indexed			61,330,000	4.1%	9/10/2008
Total Interest Rate Swaps			$684,330,000	5.4%	8/19/2010
Interest Rate Caps
LIBOR indexed			$11,720,000	6.0%	3/1/2009
BMA indexed			10,855,000	6.0%	4/25/2008
Total Interest Rate Caps			$22,575,000	6.0%	10/2/2008

During 2005, the Company offered an average 1.5% discount through its DRSPP and issued approximately 784,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $32.3 million in proceeds. During 2004, the Company offered an average discount of 2.0% from August through December through its DRSPP. For the twelve months ended December 31, 2004, the Company issued approximately 392,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $15.1 million in proceeds.

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

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $811 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the year ended December 31, 2005, the Company’s net cash provided by operating activities exceeded improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $1.6 million. This compares to shortfalls for the years ended December 31, 2004, and 2003, of approximately $10.9 million and $11.0 million, respectively. While the Company has sufficient liquidity to permit distributions at current rates, from time to time the Company may utilize additional borrowings to cover shortfalls if necessary. Any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of December 31, 2005, (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt (1)	$38,889	$17,017	$110,510	$106,846	$121,948	$744,836	$1,140,046
Operating Lease	4	4	4	—	—	—	12
Total	$38,893	$17,021	$110,514	$106,846	$121,948	$744,836	$1,140,058

(1)	Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005, and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint venture with Blackstone (terminated in 2003) was established in order to raise capital through asset sales to fund development (while acquiring management fees to help offset the reduction in FFO from the sale), share repurchases, and other capital requirements. The Company’s joint ventures with Crow Holdings were established to acquire approximately $200 million of multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements, Note 13.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt Statement 123(R) effective January 1, 2006, and does not believe it will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 will be applied upon the adoption of Statement 123(R).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The adoption of Interpretation 47 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of EITF 04-5 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. At December 31, 2005, 45.6% of the Company’s total capitalization consisted of borrowings. The Company’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements, and may enter into derivative financial instruments such as interest rate swaps and caps to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable debt or on future refinancings. The Company does not enter into derivative instruments for trading purposes. Approximately 85% of the Company’s outstanding debt was subject to fixed rates after considering related derivative instruments with a weighted average of 5.6% at December 31, 2005. After considering the $25 million forward interest rate swap which becomes operative in February 2006, approximately 87% of the Company’s debt was fixed or hedged by interest rate swaps or caps at December 31, 2005. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2006	2007	2008	2009	2010	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (1)	$34,518	—	$114,451	$65,000	—	$71,071	$285,040	$258,662
Average interest rate	6.99%	—	4.86%	7.71%	—	5.86%	6.02%
Variable Rate (1)	—	$12,460	—	$40,000	$120,000	$682,546	$855,006	$855,006
Average interest rate	—	6.00%	—	5.40%	4.93%	4.79%	4.86%
Interest Rate Swaps (2)
Variable to Fixed	$25,000	$92,800	$74,935	$35,230	$98,365	$358,000	$684,330	$7,303
Average Pay Rate	7.50%	5.89%	5.42%	4.59%	5.44%	5.25%	5.43%
Interest Rate Cap
Variable to Fixed	—	$6,805	—	$15,770	—	—	$22,575	$30
Average Pay Rate	—	6.00%	—	6.00%	—	—	6.00%

(1)	Excluding the effect of interest rate swap and cap agreements.

(2)	Includes the Company’s forward interest rate swap agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-29 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 19, 2005, and effective October 31, 2005, upon the filing of its Form 10-Q for the third quarter of 2005, the Audit Committee of the Board of Directors of the Company dismissed KPMG LLP as the Company’s independent registered public accounting firm and engaged Ernst & Young LLP as its new independent registered public accounting firm to conduct the audit of the Company’s financial statements as of and for the year ended December 31, 2005.

The reports of KPMG LLP on the financial statements for the years ended December 31, 2004, and 2003, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

There have been no disagreements with the Company’s independent accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has an investment in an unconsolidated entity which is not under its control. Consequently, the Company’s disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page F-1 of this Annual Report on Form 10-K. The reports of Ernst & Young LLP relating to the consolidated financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting are presented on pages F-2 and F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

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

During the three months ended December 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company’s 2006 Proxy Statement in the sections entitled “Proposal 1—Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on the Company’s website at www.maac.net, on the Investor’s page under Company Info and Governance. The Company will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the Company’s 2006 Proxy Statement in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s 2006 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company’s 2006 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” is incorporated herein by reference in response to this item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Company’s 2006 Proxy Statement in the section entitled “Proposal 2—Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1

Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2

Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

3.3

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

3.4

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.5

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

3.6

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

3.7

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.8

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

3.9

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.10

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.11	Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-11 (File Number 33-69434) and incorporated herein by reference).
4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
4.2

Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

4.3

Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

4.4

Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

4.5

Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.6

Form of 9 ¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

4.7

Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.8

Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.1

Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2 †

Employment Agreement between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3 †

Employment Agreement between the Registrant and Simon R.C. Wadsworth (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.4 †	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).
10.5

AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003 (Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.6

First Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 19, 2004 (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.7	Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005.
10.8

Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004.

10.9

First Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10

Second Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated April 30, 2004 (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11

Third Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 3, 2004 (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.12

Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 31, 2004 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.13

Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated October 1, 2004 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.14

Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 1, 2004 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.15

Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 15, 2004 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.16

Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005.

10.17

Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005.

10.18

Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005.

10.19

Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006.

10.20

Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004.

10.21

First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004.

10.22

Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.23

Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.24

Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005.

10.25

Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005.

10.26

Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006.

10.27

Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways- Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.28

Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.29

Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.30

Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004.

10.31

Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005.

10.32

Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006.

10.33

Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.34

Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.35

Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.36

Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.37

Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid- America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.38

Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004.

10.39

Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005.

10.40

Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006.

10.41†

Mid-America Apartment Communities, Inc. Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective January, 1 2005 (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.42†

Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.43 †

Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.44 †	2005 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference).
10.45†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference).
11	Statement re: computation of per share earnings (included within the Form 10-K).
14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________ † Management contract or compensatory plan or arrangement.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedule:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Date: February 28, 2006	/s/ H. ERIC BOLTON, JR. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: February 28, 2006	/s/ H. ERIC BOLTON, JR. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2006	/s/ SIMON R.C. WADSWORTH Simon R.C. Wadsworth Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 28, 2006	/s/ GEORGE E. CATES George E. Cates Director
Date: February 28, 2006	/s/ JOHN F. FLOURNOY John F. Flournoy Director
Date: February 28, 2006	/s/ ROBERT F. FOGELMAN Robert F. Fogelman Director
Date: February 28, 2006	/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr. Director
Date: February 28, 2006	/s/ JOHN S. GRINALDS John S. Grinalds Director
Date: February 28, 2006	/s/ RALPH HORN Ralph Horn Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005 using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

Report of Independent Registered Accounting Firm

The Board of Directors and Shareholders
of Mid-America Apartment Communities, Inc.

We have audited the consolidated balance sheet of Mid-America Apartment Communities, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the information as of and for the year ended December 31, 2005 contained in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements as of and for the year ended December 31, 2005 referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as of and for the year ended December 31, 2005 set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheet of Mid-America Apartment Communities, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the 2004 and 2003 information included in the accompanying financial statement Schedule III: Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule 2004 and 2003 information based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-America Apartment Communities, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2004 and 2003 information included in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Memphis, Tennessee
March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Mid-America Apartment Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mid-America Apartment Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mid-America Apartment Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mid-America Apartment Communities, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 27, 2006

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
ASSETS:
Real estate assets:
Land	$179,523	$163,381
Buildings and improvements	1,740,818	1,625,194
Furniture, fixtures and equipment	46,301	41,682
Capital improvements in progress	4,175	6,519
	1,970,817	1,836,776
Less accumulated depreciation	(473,421)	(399,762)
	1,497,396	1,437,014
Land held for future development	1,366	1,366
Commercial properties, net	7,345	7,429
Investments in and advances to real estate joint ventures	4,182	14,143
Real estate assets, net	1,510,289	1,459,952
Cash and cash equivalents	14,064	9,133
Restricted cash	5,534	6,041
Deferred financing costs, net	15,338	16,365
Other assets	20,181	16,837
Goodwill	5,051	5,400
Assets held for sale	—	8,579
Total assets	$1,570,457	$1,522,307
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Notes payable	$1,140,046	$1,083,473
Accounts payable	3,278	767
Accrued expenses and other liabilities	28,380	43,381
Security deposits	6,429	5,821
Liabilities associated with assets held for sale	—	164
Total liabilities	1,178,133	1,133,606
Minority interest	29,798	31,376
8.625% Series G Cumulative Redeemable Preferred Stock, 400,000 shares authorized, 400,000 shares issued and outstanding	—	10,000
Shareholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, $166,863 or $25 per share liquidation preference:
9.25% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized; 22,048,372 and 20,856,791 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	220	209
Additional paid-in capital	671,885	634,520
Other	(2,422)	(3,252)
Accumulated distributions in excess of net income	(314,352)	(269,482)
Accumulated other comprehensive income (loss)	7,128	(14,737)
Total shareholders’ equity	362,526	347,325
Total liabilities and shareholders’ equity	$1,570,457	$1,522,307

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Operating revenues:
Rental revenues	$285,965	$257,265	$227,541
Other property revenues	11,165	9,937	8,399
Total property revenues	297,130	267,202	235,940
Management fee income	325	582	822
Total operating revenues	297,455	267,784	236,762
Property operating expenses:
Personnel	35,771	32,154	27,485
Building repairs and maintenance	11,097	9,994	9,119
Real estate taxes and insurance	37,677	35,135	31,331
Utilities	16,749	14,734	12,117
Landscaping	7,978	7,251	6,462
Other operating	14,444	13,480	12,178
Depreciation	75,050	68,653	58,074
Total property operating expenses	198,766	181,401	156,766
Property management expenses	11,871	10,357	8,435
General and administrative expenses	10,354	9,240	7,235
Income from continuing operations before non-operating items	76,464	66,786	64,326
Interest and other non-property income	498	593	835
Interest expense	(58,751)	(50,858)	(44,991)
(Loss) gain on debt extinguishment	(409)	1,095	111
Amortization of deferred financing costs	(2,011)	(1,753)	(2,050)
Minority interest in operating partnership income	(1,571)	(2,264)	(1,360)
Income (loss) from investments in unconsolidated entities	65	(287)	(949)
Incentive fee from unconsolidated entity	1,723	—	—
Net gain on insurance and other settlement proceeds	749	2,683	2,860
Gain on sale of non-depreciable assets	334	—	—
Gain on disposition within unconsolidated entities	3,034	3,249	—
Income from continuing operations	20,125	19,244	18,782
Discontinued operations:
Loss from discontinued operations before asset impairment, settlement proceeds and gain on sale	(113)	(197)	(577)
Asset impairment on discontinued operations	(243)	(200)	—
Net (loss) gain on insurance and other settlement proceeds on discontinued operations	(25)	526	82
Gain on sale of discontinued operations	—	5,825	1,919
Net income	19,744	25,198	20,206
Preferred dividend distribution	14,329	14,825	15,419
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	5,987
Net income (loss) available for common shareholders	$5,415	$10,373	$(1,200)
Weighted average shares outstanding (in thousands):
Basic	21,405	20,317	18,374
Effect of dilutive stock options	202	335	—
Diluted	21,607	20,652	18,374
Net income (loss) available for common shareholders	$5,415	$10,373	$(1,200)
Discontinued property operations	381	(5,954)	(1,424)
Income (loss) from continuing operations available for common shareholders	$5,796	$4,419	$(2,624)
Earnings per share—basic:
Income (loss) from continuing operations available for common shareholders	$0.27	$0.22	$(0.14)
Discontinued property operations	(0.02)	0.29	0.07
Net income (loss) available for common shareholders	$0.25	$0.51	$(0.07)
Earnings per share—diluted:
Income (loss) from continuing operations available for common shareholders	$0.27	$0.21	$(0.14)
Discontinued property operations	(0.02)	0.29	0.07
Net income (loss) available for common shareholders	$0.25	$0.50	$(0.07)

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Other	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2002	6,413	$64	17,840	$178	$548,483	$(4,299)	$(188,155)	$(28,100)	$328,171
Comprehensive income:
Net income	—	—	—	—	—	—	20,206	—	20,206
Other comprehensive income—derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	2,652	2,652
Comprehensive income									22,858
Issuance and registration of common shares	—	—	1,821	18	52,837	—	—	—	52,855
Exercise of stock options	—	—	308	3	7,178	—	—	—	7,181
Repurchase of common shares	—	—	—	—	(47)	—	—	—	(47)
Restricted shares issued to officers and directors (Note 11)	—	—	8	—	213	(213)	—	—	—
Amortization of LESOP provision employee advances (Note 11)	—	—	—	—	—	385	—	—	385
Shares issued in exchange for units	—	—	55	1	627	—	—	—	628
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	(4,258)	—	—	—	(4,258)
Amortization of unearned compensation	—	—	—	—	—	416	—	—	416
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(42,869)	—	(42,869)
Redemption of preferred stock	(5,938)	(59)	—	—	(142,447)	—	(5,987)	—	(148,493)
Issuance of preferred stock	6,200	62	—	—	149,824	—	—	—	149,886
Dividends on preferred stock	—	—	—	—	—	—	(15,419)	—	(15,419)
BALANCE DECEMBER 31, 2003	6,675	67	20,032	200	612,410	(3,711)	(232,224)	(25,448)	351,294
Comprehensive income:
Net income	—	—	—	—	—	—	25,198	—	25,198
Other comprehensive income—derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	10,711	10,711
Comprehensive income									35,909
Issuance and registration of common shares	—	—	435	5	16,512	—	—	—	16,517
Exercise of stock options	—	—	343	3	8,888	—	—	—	8,891
Repurchase of common shares	—	—	(2)	—	(54)	—	—	—	(54)
Restricted shares issued to officers and directors (Note 11)	—	—	2	—	104	(104)	—	—	—
Amortization of LESOP provision employee advances (Note 11)	—	—	—	—	—	293	—	—	293
Shares issued in exchange for units	—	—	47	1	511	—	—	—	512
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	(3,851)	—	—	—	(3,851)
Amortization of unearned compensation	—	—	—	—	—	270	—	—	270
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(47,631)	—	(47,631)
Dividends on preferred stock	—	—	—	—	—	—	(14,825)	—	(14,825)
BALANCE DECEMBER 31, 2004	6,675	67	20,857	209	634,520	(3,252)	(269,482)	(14,737)	347,325
Comprehensive income:
Net income	—	—	—	—	—	—	19,744	—	19,744
Other comprehensive income—derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	21,865	21,865
Comprehensive income									41,609
Issuance and registration of common shares	—	—	816	8	33,836	—	—	—	33,844
Exercise of stock options	—	—	240	2	5,613	—	—	—	5,615
Restricted shares issued to officers and directors (Note 11)	—	—	23	—	939	(939)	—	—	—
Amortization of LESOP provision employee advances (Note 11)	—	—	—	—	—	360	—	—	360
Shares issued in exchange for units	—	—	112	1	1,254	—	—	—	1,255
Adjustment for Minority Interest Ownership in Operating Partnership	—	—	—	—	(4,277)	—	—	—	(4,277)
Amortization of unearned compensation	—	—	—	—	—	1,409	—	—	1,409
Cash dividends on common stock ($2.35 per share)	—	—	—	—	—	—	(50,285)	—	(50,285)
Dividends on preferred stock	—	—	—	—	—	—	(14,329)	—	(14,329)
BALANCE DECEMBER 31, 2005	6,675	$67	22,048	$220	$671,885	$(2,422)	$(314,352)	$7,128	$362,526

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$19,744	$25,198	$20,206
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations before asset impairment, settlement proceeds and gain on sale	113	197	577
Depreciation and amortization of deferred financing costs	77,061	70,406	60,124
Amortization of unearned stock compensation	1,769	563	801
Amortization of debt premium	(1,862)	(1,575)	(1,429)
(Gain) loss from investments in unconsolidated entities	(65)	287	949
Minority interest in operating partnership income	1,571	2,264	1,360
Loss (gain) on debt extinguishment	409	(1,095)	(111)
Gain on sale of non-depreciable assets	(334)	—	—
Gain on sale of discontinued operations	—	(5,825)	(1,919)
Gain on disposition within unconsolidated entities	(3,034)	(3,249)	—
Incentive fee from unconsolidated entity	(1,723)	—	—
Net loss (gain) on insurance and other settlement proceeds on discontinued operations	25	(526)	(82)
Asset impairment on discontinued operations	243	200	—
Net gain on insurance and other settlement proceeds	(749)	(2,683)	(2,860)
Changes in assets and liabilities:
Restricted cash	343	4,687	(3,265)
Other assets	(3,843)	(778)	(2,517)
Accounts payable	2,511	(926)	1,232
Accrued expenses and other	6,900	264	2,824
Security deposits	608	820	630
Net cash provided by operating activities	99,687	88,229	76,520
Cash flows from investing activities:
Purchases of real estate and other assets	(105,643)	(155,088)	(116,835)
Improvements to existing real estate assets	(27,301)	(30,413)	(22,832)
Distributions from real estate joint venture	14,903	6,427	445
Contributions to real estate joint ventures	—	(5,222)	(4,727)
Payments received from real estate joint ventures	—	234	—
Proceeds from disposition of real estate assets	9,689	15,679	26,247
Purchase of Blackstone Joint Venture	—	—	(21,853)
Net cash used in investing activities	(108,352)	(168,383)	(139,555)
Cash flows from financing activities:
Net change in credit lines	29,228	189,496	218,399
Proceeds from notes payable	27,851	91,434	27,498
Principal payments on notes payable	(10,921)	(152,046)	(175,852)
Payment of deferred financing costs	(1,236)	(5,044)	(5,083)
Repurchase of common stock	—	(54)	(47)
Proceeds from issuances of common shares and units	39,459	25,408	60,036
Distributions to unitholders	(6,171)	(6,246)	(6,376)
Dividends paid on common shares	(50,285)	(47,631)	(42,869)
Dividends paid on preferred shares	(14,329)	(14,825)	(15,419)
Proceeds from issuance of preferred stock	—	—	149,886
Redemption of preferred stock	—	—	(148,493)
Net cash provided by financing activities	13,596	80,492	61,680
Net decrease in cash and cash equivalents	4,931	338	(1,355)
Cash and cash equivalents, beginning of period	9,133	8,795	10,150
Cash and cash equivalents, end of period	$14,064	$9,133	$8,795

	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid	$61,305	$53,295	$45,277
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$1,254	$512	$628
Issuance of restricted common shares	$939	$104	$213
Marked-to-market adjustment on derivative instruments	$21,865	$10,711	$2,652
Fair value adjustment on debt assumed	$2,277	$5,757	$—
In August 2003, the Company purchased the limited partnership interest held by Blackstone Real Estate Advisors in BRE/MAAC Associates, LLC. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$—	$—	$75,091
Cash paid	$—	$—	$(21,853)
Debt assumed	$—	$—	$53,238

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies

Organization and Formation of the Company

Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the southeastern United States. Mid-America owns and operates 131 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”). Mid-America also owns a 33.33% interest in a real estate joint venture which owned one apartment community at December 31, 2005, for which the Company provides management services.

Basis of Presentation

The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, and all other subsidiaries (“the Company”). The Company owns 51% to 100% of all consolidated subsidiaries. The Company uses the equity method of accounting for its investments in 20 to 50 percent owned entities for which the Company does not have the ability to exercise control. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of the Company. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2005, 2004 and 2003 was allocated approximately 11.4%, 12.1%, and 14.6%, respectively, to holders of Operating Partnership Units and 88.6%, 87.9%, and 85.4%, respectively, to Mid-America.

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

The Company records all gains and losses on real estate in accordance with Statement No. 66 “Accounting for Sales of Real Estate”.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2005, 2004, and 2003 is presented on the Consolidated Statements of Operations.

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

The fair value of the in-place leases and resident relationships is measured by the excess of the purchase price over the as-if-vacant value of the property as described above. The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in real estate assets totaled $12.3 million, $9.1 million and $4.9 million as of December 31, 2005, 2004, and 2003, respectively, and the amortization recorded as depreciation expense was $4.9 million, $4.9 million and $1.4 million for the years ending December 31, 2005, 2004, and 2003, respectively.

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

In 2005, the Company sold the Eastview apartments and recorded an asset impairment charge to discontinued operations of $243,000. In 2004, the Eastview apartments were classified as held for sale and the annual evaluation indicated an impairment of goodwill related to the property resulting in an asset impairment charge to discontinued operations of $200,000.

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value.

Investment In and Advances to Real Estate Joint Ventures

The Company’s investment in its unconsolidated real estate joint venture is recorded on the equity method as the Company is able to exert significant influence, but does not have a controlling interest in the joint venture.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method.

Other Assets

Other assets consist of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, and other prepaid expenses including prepaid insurance and prepaid interest.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued real estate taxes, accrued interest payable, other accrued expenses payable, unearned income and the adjustment for the fair market value of the Company’s derivative financial instruments.

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

The Company requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

During the years ended December 31, 2005, 2004, and 2003, the ineffective portion of the hedging transactions was not significant.

Stock-Based Compensation

Upon shareholder approval at the May 24, 2004, Annual Meeting of Shareholders, the Company adopted the 2004 Stock Plan to provide incentives to attract and retain independent directors, executive officers and key employees. This plan replaced the 1994 Restricted Stock and Stock Option Plan under which no further awards may be granted as of January 31, 2004. See Note 11 for further details.

The Company has adopted the disclosure provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 which requires the impact of the fair value of employee stock based compensation plans on net income and earnings per share be disclosed on a pro forma basis in a footnote to the financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). The Company will continue such accounting under the provisions of APB 25.

The following table reflects the effect on net income (loss) if the fair value method of accounting allowed under Statement No. 123 had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income (loss) available for common shareholders	$5,415	$10,373	$(1,200)
Add: Stock-based employee compensation expense included in reported net income	887	—	—
Less: Stock-based employee compensation expense from employee stock purchase plan discount	(32)	(27)	(22)
Less: Stock-based employee compensation expense determined under fair value method of accounting	(1,175)	(185)	(266)
Pro forma net income (loss) available for common shareholders	$5,095	$10,161	$(1,488)
Average common shares outstanding—basic	21,405	20,317	18,374
Average common shares outstanding—diluted	21,607	20,652	18,374

Net income (loss) available per common share:
Basic as reported	$0.25	$0.51	$(0.07)
Basic pro forma	$0.24	$0.50	$(0.08)
Diluted as reported	$0.25	$0.50	$(0.07)
Diluted pro forma	$0.24	$0.49	$(0.08)
Assumptions:
Risk free interest rate	N/A	N/A	N/A
Expected life—years	N/A	N/A	N/A
Expected volatility	N/A	N/A	N/A

No options were granted in 2005, 2004 or 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Statement 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt Statement 123(R) effective January 1, 2006, and does not believe it will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 will be applied upon the adoption of Statement 123(R).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The adoption of Interpretation 47 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of EITF 04-5 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

Reclassifications

Certain prior year amounts have been reclassified to conform to 2005 presentation. The reclassifications had no effect on net income available for common shareholders.

2.	Comprehensive Income

Total comprehensive income and its components for the years ended December 31, 2005, 2004, and 2003 were as follows (dollars in thousands):

	Twelve months ended December 31,
	2005	2004	2003
Net income	$19,744	$25,198	$20,206
Marked-to-market adjustment on derivative instruments	21,865	10,711	2,652
Total comprehensive income	$41,609	$35,909	$22,858

3.	Real Estate Joint Ventures

At the beginning of 2005, the Company owned a 33.33% interest in a joint venture (“CH/Realty”) with Crow Holdings which was formed in 2002. In 2004, CH/Realty sold the Preserve at Arbor Lakes apartments, a 284-unit community in Jacksonville, FL. In 2005, CH/Realty sold Seasons at Green Oaks, a 300-unit community in Grand Prairie, TX and Preston Hills, a 464-unit community in Buford, GA, the two remaining properties owned by the joint venture. Following the sale of the final properties from the joint venture, the Company’s relationship with Crow Holdings in CH/Realty ceased to exist.

The Company entered into a second joint venture (“CH/Realty II”) with Crow Holdings in 2004 with the purchase of the Verandas at Timberglen apartments. The Company also owns a 33.33% interest in CH/Realty II, and contributed 33.33% of the capital necessary to establish the joint venture. While the joint venture agreement does provide for methods of establishing subsequent capital contributions, CH/Realty II has generated sufficient cash flow to meet the debt service requirements of its non-recourse debt and provide monthly distributions to the owners. At December 31, 2005, CH Realty II owned one apartment community with 522 apartment units.

Through August 25, 2003, the Company owned a 33.33% interest in a joint venture (“Bre/MAAC”) with Blackstone Real Estate Acquisitions, LLC (“Blackstone”) which was formed in 1999 when the Company sold 10 apartment communities containing 2,793 apartment units to Bre/MAAC for $97.9 million. On August 25, 2003, the Company paid $21.9 million in cash and assumed $53.2 million in debt to purchase Blackstone’s 66.67% interest in the joint venture. This acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase accounting adjustments include an adjustment to the carrying value of the real estate asset resulting from the previously unrecognized deferred gain on the Company’s retained interest from the original sale of the properties to Bre/MAAC in 1999 and the recording of certain intangible assets. The operating results of Bre/MAAC are included in the accompanying statement of operations commencing August 25, 2003.

The income, contributions, distributions and ending investment balances related to the Company’s joint ventures consisted of the following for the years ended December 31, 2005, 2004, and 2003 (dollars in thousands):

	2005
	CH/Realty	CH/Realty II	Bre/MAAC	Total
Joint venture income (loss)	$79	$(14)	$—	$65
Gain on joint venture asset dispositions	3,034	—	—	3,034
Management fee income	121	204	—	325
Incentive fee income	1,723	—	—	1,723

Contributions to joint venture	—	—	—	—
Distributions from joint venture	14,644	259	—	14,903

Investment in at December 31	—	4,182	—	4,182
Advances to at December 31	—	—	—	—

	2004
	CH/Realty	CH/Realty II	Bre/MAAC	Total
Joint venture income (loss)	$301	$(588)	$—	$(287)
Gain on joint venture asset dispositions	3,249	—	—	3,249
Management fee income	382	200	—	582

Contributions to joint venture	—	(5,222)	—	(5,222)
Distributions from joint venture	6,209	218	—	6,427

Investment in at December 31	5,252	4,416	—	9,668
Advances to at December 31	4,475	—	—	4,475

	2003
	CH/Realty	CH/Realty II	Bre/MAAC	Total
Joint venture loss	$(444)	$—	$(505)	$(949)
Gain on joint venture asset dispositions	—	—	—	—
Management fee income	292	—	530	822

Contributions to joint venture	(4,727)	—	—	(4,727)
Distributions from joint venture	445	—	—	445

Investment in at December 31	7,912	—	—	7,912
Advances to at December 31	4,708	—	—	4,708

4.	Borrowings

The Company maintains a total of $950 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2010 through 2014. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.04% over the life of the FNMA Facilities, plus a fee of 0.62% to 0.795%. Borrowings under the FNMA Facilities totaled $811 million at December 31, 2005, consisting of $110 million under a fixed portion at a rate of 7.2%, and the remaining $701 million under the variable rate portion of the facility at an average rate of 4.8%. The available borrowing base capacity at December 31, 2005, was $881 million. The Company has 21 interest rate swap agreements, totaling a notional amount of $551 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.5%. The interest rate swaps have maturities between 2006 and 2013. The Company also has a forward interest rate swap for an additional notional amount of $25 million at an interest rate of 5.3% which goes into effect in February 2006 and matures in 2013. The swaps are highly effective and are designed as cash flow hedges. The Company has also entered into three interest rate caps totaling a notional amount of $23 million which are designated against the FNMA Facilities. These interest rate caps mature in 2007 and 2009 and are set at 6.0%. The FNMA Facilities are subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.

The Company has a $100 million credit facility with Freddie MAC (the “Freddie Mac Facility”). At December 31, 2005, the Company had $96 million borrowed against the Freddie Mac Facility at an interest rate of 5.0%. The Company has five interest rate swap agreements, totaling a notional amount of $83 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.4%. The interest rate swaps expire in 2011.

The Company also maintains a $40 million secured credit facility with two banks led by AmSouth Bank (the “AmSouth Credit Line”). The AmSouth Credit Line bears an interest rate of LIBOR plus a spread ranging from 1.35% to 1.75% based on certain quarterly coverage calculations established by the agreement. This credit line expires in May 2007 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2005, the Company had $30 million available to be borrowed under the AmSouth Credit Line agreement with $12 million borrowed under this facility at an interest rate of 6.0%. Approximately $7 million of the facility is used for letters of credit.

Each of the Company’s credit facilities is subject to various covenants and conditions on usage. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company. The Company believes it was in compliance with these covenants and conditions on usage at December 31, 2005.

The Company had outstanding at December 31, 2005, a $40 million promissory note with Union Planters Bank at a variable interest rate based on three month LIBOR of 5.4% which matures in April 2009. The Company has entered into an interest rate swap agreement with a notional amount of $25 million and an interest rate of 5.0% which expires in 2009 and is designated against the Union Planters Bank promissory note.

At December 31, 2005, the Company had $139 million of fixed rate conventional individual property mortgages with an average interest rate of 5.0% and an average maturity of 2014, $26 million of fixed rate tax exempt individual property mortgages with an average interest rate of 5.5% and an average maturity of 2024, and a $5 million variable rate tax exempt individual property mortgage at an interest rate of 4.2% with a maturity in 2028.

At December 31, 2005, the Company had $162 million (after considering the impact of interest rate swap agreements in effect) conventional variable rate debt outstanding at an average interest rate of 4.8%, $11 million (after considering the impact of interest rate swap agreements) of tax-free variable rate debt outstanding at an average rate of 4.0%, and an additional $23 million of capped tax-free variable rate debt at an average rate of 4.4%. As of December 31, 2005, the Company had also entered into a forward interest rate swap agreement which goes into effect in February 2006 and hedges an additional $25 million of conventional variable rate debt outstanding at an average interest rate of 5.3%. The interest rate on all other debt, totaling $944 million, was hedged or fixed at an average interest rate of 5.6%.

As of December 31, 2005, the Company estimated that the weighted average interest rate on the Company’s debt was 5.4%.

The following table summarizes the Company’s indebtedness at December 31, 2005, and 2004, (dollars in millions):

	At December 31, 2005
	Actual Interest Rates	Average Interest Rate	Maturity	Balance	Balance at December 31, 2004
Fixed Rate:
Taxable	3.59–8.76%	5.96%	2006–2044	$249.4	$255.3
Tax-exempt	5.21–5.87%	5.55%	2021–2028	25.7	35.0
Interest rate swaps	3.23–7.50%	5.44%	2006–2013	659.3	519.0
Preferred Series G	8.63%	8.63%	2006	10.0	—
				944.4	809.3
Variable Rate:(1)
Taxable	3.93–6.00%	4.82%	2007–2014	162.2	240.8
Tax-exempt	3.93–4.19%	4.04%	2014–2028	10.9	10.8
Interest rate caps	3.93–4.90%	4.44%	2007–2009	22.6	22.6
				195.7	274.2
				$1,140.1	$1,083.5

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2005, and 2004, respectively which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

The following table includes scheduled principal repayments on the borrowings at December 31, 2005, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2006	$4,430	$34,459	$38,889
2007	4,557	12,460	17,017
2008	3,795	106,715	110,510
2009	1,846	105,000	106,846
2010	1,948	120,000	121,948
Thereafter	64,165	680,671	744,836
	$80,741	$1,059,305	$1,140,046

5.	Derivative Financial Instruments

Following are the details of the interest rate swaps that were entered into as of December 31, 2005 (dollars in thousands):

		Interest Rate
	Notional Balance	Variable Leg Base	Fixed Leg	Expiration
Interest rate swaps designated against the FNMA Facilities
	$25,000	3-month LIBOR	7.50%	2006
	25,000	3-month LIBOR	6.43%	2007
	25,000	3-month LIBOR	5.70%	2007
	50,000	3-month LIBOR	5.87%	2008
	50,000	3-month LIBOR	5.48%	2010
	25,000	3-month LIBOR	6.93%	2007
	40,000	3-month LIBOR	5.54%	2010
	50,000	3-month LIBOR	5.36%	2011
	25,000	3-month LIBOR	5.15%	2012
	50,000	3-month LIBOR	5.29%	2012
	50,000	3-month LIBOR	5.00%	2012
	50,000	3-month LIBOR	5.06%	2013
	25,000	3-month LIBOR	5.34%	2013
	490,000		5.61%

Interest rate swaps designated against the FNMA Tax-Free Bond Facility
	16,990	BMA Municipal Swap Index	5.13%	2008
	10,800	BMA Municipal Swap Index	3.95%	2007
	7,000	BMA Municipal Swap Index	3.95%	2007
	4,965	BMA Municipal Swap Index	3.23%	2008
	2,980	BMA Municipal Swap Index	3.23%	2008
	3,585	BMA Municipal Swap Index	3.63%	2009
	6,645	BMA Municipal Swap Index	3.63%	2009
	8,365	BMA Municipal Swap Index	4.73%	2010
	61,330		4.23%

Interest rate swaps designated against the Freddie Mac Facility
	26,000	3-month LIBOR	5.40%	2011
	10,000	3-month LIBOR	5.11%	2011
	15,000	3-month LIBOR	5.19%	2011
	15,000	3-month LIBOR	5.72%	2011
	17,000	3-month LIBOR	5.53%	2011
	83,000		5.41%

Interest rate swaps designated against Union Planters Bank borrowings
	25,000		4.98%	2009

Total interest rate swaps in				2011
effect at December 31, 2005	659,330		5.44%

Forward interest rate swap designated against FNMA Facilities
	25,000	3-month LIBOR	5.34%	2013

Total interest rate swaps entered into				2011
as of December 31, 2005	$684,330		5.43%

At December 31, 2005, all of the Company’s interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with Statement No. 133 as amended and have a net liability fair value of $7.3 million recorded in accrued expenses and other liabilities in the consolidated balance sheet and an asset fair value of $30,000 recorded in other assets in the consolidated balance sheet, respectively.

6.	Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 31, 2005, and 2004, total $285.0 million and $290.3 million, respectively, and have an estimated fair value of $258.7 million and $240.5 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2005, and 2004. The carrying value of variable rate notes payable (excluding the effect of interest rate swap agreements) at December 31, 2005, and 2004, total $855.0 million and $793.2 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates. The notional amount of interest rate and forward interest rate swap agreements at December 31, 2005, and 2004, total $684.3 million and $569.0 million, respectively, and have an estimated fair value of $7.3 million and ($14.6) million, respectively, based upon interest rates available for interest rate swaps with similar terms and remaining maturities as of December 31, 2005, and 2004. The notional amount of interest rate cap agreements at December 31, 2005, and 2004, total $22.6 million and $22.6 million, respectively, and have an estimated fair value of $30 thousand and $66 thousand, respectively, based upon interest rates available for interest rate caps with similar terms and remaining maturities as of December 31, 2005, and 2004.

The fair value estimates presented herein are based on information available to management as of December 31, 2005, and 2004. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

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

The Company had operating lease expense of approximately $4,000 for the years ended December 31, 2005, and 2004, and none for the year ended December 31, 2003. The Company has commitments of approximately $4,000 annually through 2008 under operating lease agreements outstanding at December 31, 2005.

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

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2004 and 2003 and the estimated taxability for 2005:

	2005	2004	2003
Per common share
Ordinary income	$0.86	$1.05	$1.13
Capital gains	0.26	0.26	0.14
Return of capital	1.23	1.03	1.07
Total	$2.35	$2.34	$2.34

9.	Shareholders’ Equity

Series A Preferred Stock

Series A Cumulative Preferred Stock (“Series A Preferred Stock”) had a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.375 per share, payable monthly. In August 2003, the Company used part of the proceeds from the issuance of the Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) to redeem all of the 2,000,000 outstanding shares of its Series A Preferred Stock for $50 million.

Series B Preferred Stock

Series B Cumulative Preferred Stock (“Series B Preferred Stock”) had a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.21875 per share, payable monthly. In August 2003, the Company used part of the proceeds from the issuance of the Series H Preferred Stock to redeem all 1,938,830 outstanding shares of its Series B Preferred Stock for $48.5 million.

Series C Preferred Stock

Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) had a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.34375 per share, payable quarterly. In August 2003, the Company used part of the proceeds from the issuance of the Series H Preferred Stock to redeem all 2,000,000 outstanding shares of its Series C Preferred Stock for $50 million.

Series D Preferred Stock—Shareholders Rights Plan

The Board of Directors authorized a Shareholders Rights Plan (the “Rights Plan”). In implementing the Rights Plan, the Board declared a distribution of one right for each of the Company’s outstanding common shares which would become exercisable only if a person or group (the “Acquiring Person”) became the beneficial owner of 10% or more of the common shares or announced a tender or exchange offer that would result in ownership of 10% of the Company’s common shares. The rights would trade with the Company’s common stock until exercisable. Each holder of a right, other than the Acquiring Person, would in that event be entitled to purchase one common share of the Company for each right at one half of the then current price.

In November 2005, as a governance initiative, the Board voted to terminate the Rights Plan.

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

Series H Preferred Stock

In 2003, the Company issued the Series H Preferred Stock with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.075 per share, payable quarterly. The Company has outstanding 6,200,000 Series H Preferred Stock shares for which it received net proceeds of $150.1 million. On and after August 11, 2008, the Series H Preferred Stock shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation preference plus dividends owed and unpaid to the redemption date.

Direct Stock Purchase and Distribution Reinvestment Plan

The Company has a Direct Stock Purchase and Distribution Reinvestment Plan (“DRSPP”) pursuant to which the Company’s shareholders have the ability to reinvest all or part of their distributions from the Company’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into the Company’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. The Company, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, the Company may either issue additional shares of common stock or repurchase common stock in the open market. The Company has registered with the Securities and Exchange Commission the offer and sale of up to 4,600,000 shares of common stock pursuant to the DRSPP. Additional shares will be purchased at the market price on the “Investment Date” each month, which shall in no case be later than ten business days following the distribution payment date. The Company may elect to sell shares under the DRSPP at up to a 5% discount.

Common stock shares totaling 803,251 in 2005, 413,598, in 2004, and 31,697 in 2003, were acquired by shareholders under the DRSPP. The Company offered an average of a 1.5% discount for optional cash purchases in 2005 and a 2% discount in the months of August through December in 2004. No discounts were offered in 2003.

Stock Repurchase Plan

In 1999, the Company’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of the Company’s common stock. Through December 31, 2005, the Company has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002, 2003, 2004 or 2005 under the plan.

10.	8-5/8% Series G Cumulative Redeemable Preferred Stock

In 2002, the Company issued 8-5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. The Company has outstanding 400,000 Series G shares issued in a direct placement with private investors (“Investors”) for which it received aggregate proceeds of $10 million. On or after November 15, 2004, the Company or the Investors may give the required one-year notice to redeem or put, respectively, all or part of the Series G shares beginning on or after November 15, 2005, in increments of $1 million. In the event the Investors elect to put all or a part of the Series G to the Company, the Company has the option to redeem all or a portion of the shares of the Series G in shares of common stock of the Company in lieu of cash.

In accordance with EITF D-98: Classification and Measurement of Redeemable Securities, as of March 31, 2005, the Company classified the Series G outside of permanent equity as the Company determined that in the event of a put by the Investors, there were two possible circumstances which were not wholly in control of the Company that could require the Series G to be redeemed by the Company for cash as opposed to common stock, and thus the Series G should be presented outside of permanent equity. These circumstances were the delisting of the Company’s common stock from the New York Stock Exchange and the failure to complete a registration of the Company’s common stock exchanged for the Series G. The December 31, 2004, consolidated balance sheet was adjusted to conform to such presentation as were the December 31, 2004 and 2003, Statements of Shareholders’ Equity.

On May 26, 2005, the Company gave the required one-year notice to redeem all of the issued and outstanding Series G shares on May 26, 2006. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements. Statement 150 also requires that all subsequent dividend payments be classified as interest expense on the consolidated financial statements.

11.	Employee Benefit Plans

401 (k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. The Company may, but is not obligated to, make a matching contribution of $0.50 for each $1.00 contributed, up to 6% of the participant’s compensation. The Company’s contribution to this plan was approximately $389,000, $330,000, and $251,000 in 2005, 2004, and 2003, respectively.

Non-Qualified Deferred Compensation Retirement Plan

The Company has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in the Company’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and the Company matches a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in the Company’s 401(k) Savings Plan. The Company’s match to this plan in 2005, 2004, and 2003 was approximately $31,800, $30,400, and $23,700, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

The Company has adopted a non-qualified deferred compensation plan for the non-employee directors who serve on the Board of Directors of the Company (the “Directors Deferred Compensation Plan”). The Directors Deferred Compensation Plan allows directors to receive shares of phantom stock in place of cash fees in increments of 25%. The phantom stock is then issued either in shares of common stock of the Company or in a comparable cash value in two annual installments following the director’s retirement from the Board of Directors. In 2005, 2004, and 2003, the Company issued 5,742, 5,931, and 7,879, shares of phantom stock, with weighted-average grant date fair values of $43.35, $36.59 and $27.67, respectively, to outside directors.

Director Restricted Stock Plan

Beginning with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors receive a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for re-election at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. In 2005, 8,596 shares of restricted stock were granted to non-employee directors with a grant date fair value of $40.71.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. For 2005, 2004, and 2003, the ESPP purchased 4,796, 4,801, and 5,162 shares of common stock, with weighted-average grant date fair values of $37.41, $31.63 and $23.84, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of the Company is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with the Company. Participants’ ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. The Company contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2005, 2004, and 2003, the Company contributed approximately $700,000, $554,000, and $568,000, respectively, to the ESOP which purchased an additional 16,447, 15,104, and 20,489, shares of common stock, with weighted-average grant date fair values of $42.58, $36.66, and $27.74, respectively.

Restricted Stock and Stock Option Plan

The Company adopted the 1994 Restricted Stock and Stock Option Plan (the “1994 Plan”) to provide incentives to attract and retain independent directors, executive officers and key employees. As of January 31, 2004, no further awards may be granted under this plan. The 1994 Restricted Stock and Stock Option Plan was replaced by the 2004 Stock Plan (collectively the “Plans”) by shareholder approval at the May 24, 2004, Annual Meeting of Shareholders. The Plans provide(d) for the granting of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”). The Plan also allow(ed) the Company to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The 1994 Plan authorized the issuance of 2,400,000 common shares or options to acquire shares. The 2004 Stock Plan authorizes the issuance of 500,000 common shares or options to acquire shares. Under the terms of the 1994 Plan, the Company could advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from the date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. The Company has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, the Company will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, the Company entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with the Company. The Company also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by the Company.

As of December 31, 2005, the Company had advances outstanding relating to the Plan totaling approximately $840,000, which is presented as a reduction to shareholders’ equity in the accompanying consolidated balance sheets. All of the $840,000 advances at December 31, 2005, were to current and one former executive officers and were at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2007 to 2010.

In 2005, the Company issued 8,852 restricted shares of common stock to executive management under the 2004 Stock Plan with a grant date fair value of $38.50. These shares will vest in two equal amounts in 2006 and 2007. Recipients will receive dividend payments on the shares of restricted stock prior to vesting.

In 2003, the Company issued 7,471 restricted shares of common stock to executive management with a grant date fair value of $23.42. These shares vested in 2004. Recipients received dividend payments on the shares of restricted stock prior to vesting.

In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan (the “2005 Plan”), a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods. Any restricted stock earned will vest 100% at the end of a three-year restriction period. Recipients will receive dividend payments on the shares of restricted stock during the restriction period. There is no automatic vesting of the shares.

In 2002, the Company issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65. As a result of two managers leaving the employment of the Company, as of December 31, 2005, only 86,477 shares remain issued. These shares will vest 20% a year for five consecutive years beginning in 2007. Recipients receive dividend payments on the shares of restricted stock prior to vesting. In the fourth quarter of 2005, the Company expensed approximately $887,000 representing a cumulative charge to amortize the first four years of this plan which the Company previously expected would expense over the vesting period from 2007 through 2011.

In 2000, the Company issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of December 31, 2005, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

Options granted to employees through the 1994 Plan vest(ed) annually over five years in the following consecutive amounts: 10%, 10%, 20%, 30%, and 30%. No options have been granted through the 2004 Stock Plan. A summary of changes in options to acquire shares of the Company’s common stock and Operating Partnership Units, including grants and exercises pursuant to the LESOP provision, for the three years ended December 31, 2005, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,424,024	$24.37
Granted	—
Exercised	(308,467)	$23.12
Forfeited	(77,587)	$23.85

Outstanding at December 31, 2003	1,037,970	$24.78
Granted	—
Exercised	(343,429)	$25.76
Forfeited	(20,475)	$24.14

Outstanding at December 31, 2004	674,066	$24.30
Granted	—
Exercised	(239,514)	$23.45
Forfeited	(36,500)	$24.10

Outstanding at December 31, 2005	398,052	$24.83

Options exercisable:
December 31, 2003	403,070	$26.75
December 31, 2004	247,216	$25.06
December 31, 2005	190,707	$25.09

Exercise prices for options outstanding as of December 31, 2005, ranged from $22.14 to $29.50. The weighted average remaining contractual life of those options is 4.4 years.

Long-Term Performance Based Incentive Plan for Executive Officers

The Compensation Committee by authorization of the Board of Directors of the Company submitted the Long-Term Performance Based Incentive Plan for Executive Officers (the “Long-Term Plan”) which was approved by shareholders on June 2, 2003. The Long-Term Plan allows executive management to earn performance units that convert into shares of restricted stock based on achieving defined total shareholder investment performance levels. The potential award of performance units which convert into shares of restricted stock is based on the Company’s performance from January 1, 2003, through December 31, 2005. Any performance units earned will be granted based on the closing market price on December 31, 2005, and are immediately convertible into shares of restricted stock. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with the Company, any shares of restricted stock awarded will vest 20% annually from 2006 through 2010.

12.	Earnings from Discontinued Operations

In accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company sold the Eastview apartments in 2005, the Island Retreat apartments in 2004 and the Crossings apartments in 2003, and has classified them as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2005, (dollars in thousands):

	2005	2004	2003
Revenues:
Rental revenues	$579	$2,857	$3,355
Other revenues	(8)	64	89
Total revenues	571	2,921	3,444

Expenses:
Property operating expenses	684	1,798	1,945
Depreciation and amortization	—	681	1,023
Interest expense	—	575	1,041
Loss on debt extinguishment	—	60	—
Amortization of deferred financing costs	—	4	12
Asset impairment	243	200	—
Total expenses	927	3,318	4,021
Earnings from discontinued operations before gain on sale and settlement proceeds	(356)	(397)	(577)
Net gain (loss) on insurance and other settlement proceeds	(25)	526	82
Gain on sale	—	5,825	1,919
Earnings (loss) from discontinued operations	$(381)	$5,954	$1,424

13.	Related Party Transactions

Pursuant to management contracts with the Company’s joint venture(s), the Company manages the operations of the joint venture(s) apartment communities for a fee of 4% of the revenues of the joint venture(s). The Company received approximately $325,000, $582,000, and $822,000 as management fees from the joint venture(s) in 2005, 2004, and 2003, respectively.

The Company earned interest on a $4.5 million loan to CH/Realty at an average interest rate of 9% until its closure following the sale of its remaining two properties in 2005.

The Company has certain advances to current and one former executive officer through the 1994 Plan as discussed in Note 11.

14.	Segment Information

At December 31, 2005, the Company owned or had an ownership interest in 132 multifamily apartment communities, including the apartment community owned by the Company’s joint venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

15.	Subsequent Events

DISTRIBUTION.    In January 2006, the Company announced a quarterly distribution to common shareholders of $0.595 per share, which was paid on January 31, 2006.

In February 2006, the Company announced a monthly distribution to its Series F Cumulative Redeemable Preferred Stock shareholders of $0.1927 per share, which is payable on March 15, 2006.

ACQUISITIONS.    On January 19, 2006, the Company acquired the Preserve at Brier Creek apartments in Raleigh, NC. The property had a total of 250 apartment units when purchased. The Company announced plans to develop an additional 200 apartment units on land it purchased adjacent to the existing property.

16.	Selected Quarterly Financial Information (Unaudited)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2005
	First	Second	Third	Fourth
Total revenues	$71,441	$72,862	$75,155	$77,997
Income from continuing operations before non-operating items	$18,554	$19,138	$18,596	$20,176
Interest expense	$(13,732)	$(14,473)	$(15,332)	$(15,214)
(Loss) gain on debt extinguishment	$(4)	$(90)	$12	$(327)
Minority interest in operating partnership income	$(260)	$(778)	$(91)	$(442)
Income (loss) from investments in unconsolidated entities	$318	$(193)	$(52)	$(8)
Net gain (loss) on insurance and other settlement proceeds	$7	$(16)	$874	$(116)
Gain on disposition within unconsolidated entities	$—	$3,034	$—	$—
Discontinued operations:
(Loss) gain from discontinued operations before asset impairment, settlement proceeds and gain on sale	$(135)	$22	$—	$—
Asset impairment on discontinued operations	$(94)	$(149)	$—	$—
Net loss on insurance and other settlement proceeds on discontinued operations	$(25)	$—	$—	$—
Gain on sale of discontinued operations	$—	$—	$—	$—
Net income	$4,326	$8,193	$3,615	$3,610
Net income available for common shareholders	$613	$4,558	$125	$119
Per share:
Net income available per common share—basic	$0.03	$0.21	$0.01	$0.01
Net income available per common share—diluted	$0.03	$0.21	$0.01	$0.01
Dividend declared	$0.585	$0.585	$0.585	$0.595

	Year Ended December 31, 2004
	First	Second	Third	Fourth
Total revenues	$65,501	$66,066	$67,527	$68,690
Income from continuing operations before non-operating items	$16,540	$16,456	$16,573	$17,217
Interest expense	$(12,341)	$(12,030)	$(12,868)	$(13,619)
Gain (loss) on debt extinguishment	$82	$(299)	$38	$1,274
Minority interest in operating partnership income	$(420)	$(534)	$(464)	$(846)
Loss from investments in unconsolidated entities	$(41)	$(33)	$(61)	$(152)
Net gain (loss) on insurance and other settlement proceeds	$1,628	$1,228	$248	$(421)
Gain on disposition within unconsolidated entities	$—	$—	$—	$3,249
Discontinued operations:
Loss from discontinued operations before asset impairment, settlement proceeds and gain on sale	$(76)	$(53)	$(54)	$(14)
Asset impairment on discontinued operations	$—	$—	$—	$(200)
Net gain on insurance and other settlement proceeds on discontinued operations	$—	$526	$—	$—
Gain on sale of discontinued operations	$—	$—	$—	$5,825
Net income	$5,055	$4,992	$3,131	$12,020
Net income (loss) available for common shareholders	$1,349	$1,286	$(576)	$8,314
Per share:
Net income (loss) available per common share—basic	$0.07	$0.06	$(0.03)	$0.40
Net income (loss) available per common share—diluted	$0.07	$0.06	$(0.03)	$0.40
Dividend declared	$0.585	$0.585	$0.585	$0.585

MID-AMERICA APARTMENT COMMUNITIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

			Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2005 (20)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (21)
Eagle Ridge	Birmingham, AL	—(1)	$851	$7,667	$—	$1,360	$851	$9,027	$9,878	$(2,548)	$7,330	1986	1–40
Abbington Place	Huntsville, AL	—(1)	524	4,724	—	1,249	524	5,973	6,497	(1,890)	4,607	1987	1–40
Paddock Club Huntsville	Huntsville, AL	—(1)	909	10,152	830	8,961	1,739	19,113	20,852	(4,756)	16,096	1989/98	1–40
Paddock Club Montgomery	Montgomery, AL	—(1)	965	13,190	—	623	965	13,813	14,778	(3,002)	11,776	1999	1–40
Calais Forest	Little Rock, AR	—(1)	1,026	9,244	—	2,462	1,026	11,706	12,732	(4,857)	7,875	1987	1–40
Napa Valley	Little Rock, AR	—(1)	960	8,642	—	1,565	960	10,207	11,167	(3,586)	7,581	1984	1–40
Westside Creek I	Little Rock, AR	—(1)	616	5,559	—	1,411	616	6,970	7,586	(2,220)	5,366	1984	1–40
Westside Creek II	Little Rock, AR	4,518	654	5,904	—	509	654	6,413	7,067	(1,976)	5,091	1986	1–40
Tiffany Oaks	Altamonte Springs, FL	—(1)	1,024	9,219	—	2,526	1,024	11,745	12,769	(4,021)	8,748	1985	1–40
Marsh Oaks	Atlantic Beach, FL	—(1)	244	2,829	—	1,029	244	3,858	4,102	(1,648)	2,454	1986	1–40
Indigo Point	Brandon, FL	—(4)	1,167	10,500	—	1,531	1,167	12,031	13,198	(2,668)	10,530	1989	1–40
Paddock Club Brandon	Brandon, FL	—(2)	2,896	26,111	—	960	2,896	27,071	29,967	(7,233)	22,734	1997/99	1–40
Preserve at Coral Square	Coral Springs, FL	32,203	9,600	41,206	—	821	9,600	42,027	51,627	(2,884)	48,743	1996	1–40
Anatole	Daytona Beach, FL	7,000(10)	1,227	5,879	—	1,296	1,227	7,175	8,402	(2,822)	5,580	1986	1–40
Paddock Club Gainesville	Gainesville, FL	—(2)	1,800	15,879	—	339	1,800	16,218	18,018	(3,277)	14,741	1999	1–40
Cooper’s Hawk	Jacksonville, FL	—(6)	854	7,500	—	1,595	854	9,095	9,949	(3,624)	6,325	1987	1–40
Hunter’s Ridge at Deerwood	Jacksonville, FL	—(7)	1,533	13,835	—	1,571	1,533	15,406	16,939	(4,572)	12,367	1987	1–40
Lakeside	Jacksonville, FL	—(1)	1,431	12,883	(1)	4,621	1,430	17,504	18,934	(7,267)	11,667	1985	1–40
Lighthouse Court	Jacksonville, FL	—(1)	4,047	36,431	—	285	4,047	36,716	40,763	(3,987)	36,776	2003	1–40
Paddock Club Jacksonville	Jacksonville, FL	—(1)	2,294	20,750	(2)	1,147	2,292	21,897	24,189	(6,102)	18,087	1989/96	1–40
Paddock Club Mandarin	Jacksonville, FL	—(2)	1,410	14,967	—	617	1,410	15,584	16,994	(3,212)	13,782	1998	1–40
St. Augustine	Jacksonville, FL	—(6)	2,858	6,475	(1)	3,205	2,857	9,680	12,537	(4,446)	8,091	1987	1–40
Woodbridge at the Lake	Jacksonville, FL	—(2)	645	5,804	—	2,029	645	7,833	8,478	(3,399)	5,079	1985	1–40
Woodhollow	Jacksonville, FL	—(1)	1,686	15,179	—	4,237	1,686	19,416	21,102	(6,567)	14,535	1986	1–40
Paddock Club Lakeland	Lakeland, FL	—(1)	2,254	20,452	(1,033)	2,944	1,221	23,396	24,617	(6,998)	17,619	1988/90	1–40
Savannahs at James Landing	Melbourne, FL	—(6)	582	7,868	—	2,973	582	10,841	11,423	(4,074)	7,349	1990	1–40
Paddock Park Ocala	Ocala, FL	6,805(2)(3)	2,284	21,970	—	1,301	2,284	23,271	25,555	(7,143)	18,412	1986/88	1–40
Paddock Club Panama City	Panama City, FL	—(2)	898	14,276	—	495	898	14,771	15,669	(3,739)	11,930	2000	1–40
Paddock Club Tallahassee	Tallahassee, FL	—(2)	530	4,805	950	9,874	1,480	14,679	16,159	(4,248)	11,911	1990/95	1–40
Belmere	Tampa, FL	—(1)	851	7,667	1	2,933	852	10,600	11,452	(4,432)	7,020	1984	1–40
Links at Carrollwood	Tampa, FL	—(1)	817	7,355	110	2,908	927	10,263	11,190	(2,994)	8,196	1980	1–40
High Ridge	Athens, GA	—(1)	884	7,958	—	836	884	8,794	9,678	(2,547)	7,131	1987	1–40
Bradford Pointe	Augusta, GA	4,760	772	6,949	—	1,158	772	8,107	8,879	(2,448)	6,431	1986	1–40
Shenandoah Ridge	Augusta, GA	—(1)	650	5,850	8	3,091	658	8,941	9,599	(3,830)	5,769	1982	1–40
Westbury Creek	Augusta, GA	3,480(15)	400	3,626	—	811	400	4,437	4,837	(1,400)	3,437	1984	1–40
Fountain Lake	Brunswick, GA	—(5)	502	4,551	—	1,272	502	5,823	6,325	(1,913)	4,412	1983	1–40
Park Walk	College Park, GA	—(1)	536	4,859	—	685	536	5,544	6,080	(1,667)	4,413	1985	1–40
Whisperwood	Columbus, GA	—(1)	4,290	42,722	(2)	7,127	4,288	49,849	54,137	(14,017)	40,120	1980/82/84/86/98	1–40
Willow Creek	Columbus, GA	—(1)	614	5,523	—	2,265	614	7,788	8,402	(2,451)	5,951	1971/77	1–40
Terraces at Fieldstone	Conyers, GA	—(1)	1,284	15,819	—	488	1,284	16,307	17,591	(3,174)	14,417	1999	1–40
Prescott	Duluth, GA	—(8)	3,840	24,876	—	407	3,840	25,283	29,123	(2,048)	27,075	2001	1–40
Lanier	Gainesville, GA	20,686	3,560	23,248	—	475	3,560	23,723	27,283	(1,203)	26,080	1998	1–40
Lake Club	Gainesville, GA	—(8)	3,150	18,997	—	90	3,150	19,087	22,237	(1,057)	21,180	2001	1–40
Whispering Pines	LaGrange, GA	—(5)	823	7,470	—	1,463	823	8,933	9,756	(2,785)	6,971	1982/84	1–40
Westbury Springs	Lilburn, GA	—(1)	665	6,038	—	1,085	665	7,123	7,788	(2,153)	5,635	1983	1–40
Austin Chase	Macon, GA	—(7)	1,409	12,687	—	152	1,409	12,839	14,248	(3,355)	10,893	1996	1–40
The Vistas	Macon, GA	—(1)	595	5,403	—	992	595	6,395	6,990	(1,965)	5,025	1985	1–40
Walden Run	McDonough, GA	—(1)	1,281	11,935	—	14	1,281	11,949	13,230	(1,379)	11,851	1997	1–40
Georgetown Grove	Savannah, GA	10,102	1,288	11,579	—	712	1,288	12,291	13,579	(3,369)	10,210	1997	1–40

			Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2005 (20)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (21)
Wildwood	Thomasville, GA	—(1)	438	3,971	371	4,471	809	8,442	9,251	(2,626)	6,625	1980/84	1–40
Hidden Lake	Union City, GA	—(1)	1,296	11,715	—	1,717	1,296	13,432	14,728	(4,097)	10,631	1985/87	1–40
Three Oaks	Valdosta, GA	—(1)	462	4,188	459	5,606	921	9,794	10,715	(3,052)	7,663	1983/84	1–40
Huntington Chase	Warner Robins, GA	8,891	1,160	10,437	—	636	1,160	11,073	12,233	(2,352)	9,881	1997	1–40
Southland Station	Warner Robins, GA	—(1)	1,470	13,284	—	1,699	1,470	14,983	16,453	(4,669)	11,784	1987/90	1–40
Terraces at Townelake	Woodstock, GA	—(1)	1,331	11,918	1,688	16,396	3,019	28,314	31,333	(7,180)	24,153	1999	1–40
Fairways at Hartland	Bowling Green, KY	—(1)	1,038	9,342	—	1,347	1,038	10,689	11,727	(3,411)	8,316	1996	1–40
Paddock Club Florence	Florence, KY	9,600	1,209	10,969	—	1,241	1,209	12,210	13,419	(3,537)	9,882	1994	1–40
Grand Reserve Lexington	Lexington, KY	—(1)	2,024	31,234	—	—	2,024	31,234	33,258	(5,457)	27,801	2000	1–40
Lakepointe	Lexington, KY	—(1)	411	3,699	—	1,119	411	4,818	5,229	(2,013)	3,216	1986	1–40
Mansion, The	Lexington, KY	—(1)	694	6,242	—	1,618	694	7,860	8,554	(3,195)	5,359	1989	1–40
Village, The	Lexington, KY	—(1)	900	8,097	—	2,358	900	10,455	11,355	(4,350)	7,005	1989	1–40
Stonemill Village	Louisville, KY	—(1)	1,169	10,518	—	3,653	1,169	14,171	15,340	(5,787)	9,553	1985	1–40
Riverhills	Grenada, MS	—(1)	153	2,092	—	735	153	2,827	2,980	(1,587)	1,393	1972	1–40
Crosswinds	Jackson, MS	—(1)	1,535	13,826	—	2,351	1,535	16,177	17,712	(5,726)	11,986	1988/89	1–40
Pear Orchard	Jackson, MS	—(1)	1,352	12,168	(1)	3,313	1,351	15,481	16,832	(6,233)	10,599	1985	1–40
Reflection Pointe	Jackson, MS	5,880(11)	710	8,770	140	3,693	850	12,463	13,313	(4,871)	8,442	1986	1–40
Somerset	Jackson, MS	—(1)	477	4,294	—	1,303	477	5,597	6,074	(2,287)	3,787	1981	1–40
Woodridge	Jackson, MS	—(1)	471	5,522	—	1,191	471	6,713	7,184	(2,549)	4,635	1987	1–40
Lakeshore Landing	Ridgeland, MS	—(1)	676	6,470	—	71	676	6,541	7,217	(759)	6,458	1974	1–40
Savannah Creek	Southaven, MS	—(1)	778	7,013	—	1,521	778	8,534	9,312	(3,139)	6,173	1989	1–40
Sutton Place	Southaven, MS	—(1)	894	8,053	—	1,711	894	9,764	10,658	(3,622)	7,036	1991	1–40
Hermitage at Beechtree	Cary, NC	—(1)	900	8,099	—	1,557	900	9,656	10,556	(3,164)	7,392	1988	1–40
Waterford Forest	Cary, NC	—(8)	4,000	20,957	—	227	4,000	21,184	25,184	(715)	24,469	1996	1–40
Woodstream	Greensboro, NC	—(1)	1,048	9,855	—	335	1,048	10,190	11,238	(1,204)	10,034	1983	1–40
Corners, The	Winston-Salem, NC	—(2)	685	6,165	—	1,529	685	7,694	8,379	(3,315)	5,064	1982	1–40
Fairways at Royal Oak	Cincinnati, OH	—(1)	814	7,335	(12)	1,478	802	8,813	9,615	(3,635)	5,980	1988	1–40
Colony at South Park	Aiken, SC	—(1)	862	8,005	—	119	862	8,124	8,986	(837)	8,149	1989/91	1–40
Woodwinds	Aiken, SC	—(1)	503	4,540	—	945	503	5,485	5,988	(1,733)	4,255	1988	1–40
Tanglewood	Anderson, SC	—(1)	427	3,853	—	1,442	427	5,295	5,722	(2,276)	3,446	1980	1–40
Fairways, The	Columbia, SC	7,735(12)	910	8,207	—	829	910	9,036	9,946	(3,680)	6,266	1992	1–40
Paddock Club Columbia	Columbia, SC	—(1)	1,840	16,560	—	1,646	1,840	18,206	20,046	(5,356)	14,690	1989/95	1–40
Highland Ridge	Greenville, SC	—(1)	482	4,337	—	1,302	482	5,639	6,121	(1,869)	4,252	1984	1–40
Howell Commons	Greenville, SC	—(1)	1,304	11,740	—	1,606	1,304	13,346	14,650	(4,378)	10,272	1986/88	1–40
Paddock Club Greenville	Greenville, SC	—(1)	1,200	10,800	—	765	1,200	11,565	12,765	(3,387)	9,378	1996	1–40
Park Haywood	Greenville, SC	—(1)	325	2,925	35	3,395	360	6,320	6,680	(2,624)	4,056	1983	1–40
Spring Creek	Greenville, SC	—(1)	597	5,374	(14)	1,322	583	6,696	7,279	(2,572)	4,707	1985	1–40
Runaway Bay	Mt. Pleasant, SC	8,365(9)	1,085	7,269	—	1,783	1,085	9,052	10,137	(3,593)	6,544	1988	1–40
Park Place	Spartanburg, SC	—(1)	723	6,504	—	1,402	723	7,906	8,629	(2,526)	6,103	1987	1–40
Hamilton Pointe	Chattanooga, TN	—(1)	1,131	10,861	—	226	1,131	11,087	12,218	(1,239)	10,979	1989	1–40
Hidden Creek	Chattanooga, TN	—(1)	972	9,201	—	183	972	9,384	10,356	(1,073)	9,283	1987	1–40
Steeplechase	Chattanooga, TN	—(1)	217	1,957	—	2,121	217	4,078	4,295	(1,734)	2,561	1986	1–40
Windridge	Chattanooga, TN	5,465(16)	817	7,416	—	1,539	817	8,955	9,772	(2,546)	7,226	1984	1–40
Oaks, The	Jackson, TN	—(1)	177	1,594	—	1,346	177	2,940	3,117	(1,257)	1,860	1978	1–40
Post House Jackson	Jackson, TN	5,095	443	5,078	—	2,964	443	8,042	8,485	(2,539)	5,946	1987	1–40
Post House North	Jackson, TN	3,375(13)	381	4,299	(57)	1,600	324	5,899	6,223	(2,362)	3,861	1987	1–40
Bradford Chase	Jackson, TN	—(1)	523	4,711	—	1,107	523	5,818	6,341	(2,349)	3,992	1987	1–40
Woods at Post House	Jackson, TN	4,998	240	6,839	—	1,264	240	8,103	8,343	(3,605)	4,738	1997	1–40
Cedar Mill	Memphis, TN	—(1)	824	8,023	—	573	824	8,596	9,420	(1,223)	8,197	1973/86	1–40
Gleneagles	Memphis, TN	—(1)	443	3,983	—	2,610	443	6,593	7,036	(4,079)	2,957	1975	1–40
Greenbrook	Memphis, TN	—(4)	2,100	24,468	25	18,207	2,125	42,675	44,800	(18,575)	26,225	1974/78/83/86	1–40
Hickory Farm	Memphis, TN	—(1)	580	5,220	(19)	1,521	561	6,741	7,302	(2,942)	4,360	1985	1–40
Kirby Station	Memphis, TN	—(1)	1,148	10,337	—	3,799	1,148	14,136	15,284	(5,751)	9,533	1978	1–40
Lincoln on the Green	Memphis, TN	—(1)	1,498	20,483	—	9,800	1,498	30,283	31,781	(10,938)	20,843	1988/98	1–40
Park Estate	Memphis, TN	—(4)	178	1,141	—	3,115	178	4,256	4,434	(2,368)	2,066	1974	1–40
Reserve at Dexter Lake	Memphis, TN	—(5)	1,260	16,043	2,147	32,402	3,407	48,445	51,852	(7,742)	44,110	1999/01	1–40
River Trace	Memphis, TN	—(1)	1,622	14,723	1	2,443	1,623	17,166	18,789	(5,419)	13,370	1981/85	1–40

			Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2005 (20)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement (21)
Paddock Club Murfreesboro	Murfreesboro, TN	—(1)	915	14,774	—	293	915	15,067	15,982	(3,164)	12,818	1999	1–40
Brentwood Downs	Nashville, TN	—(1)	1,193	10,739	(2)	1,753	1,191	12,492	13,683	(5,137)	8,546	1986	1–40
Grand View Nashville	Nashville, TN	—(1)	2,963	33,673	—	1,052	2,963	34,725	37,688	(5,397)	32,291	2001	1–40
Monthaven Park	Nashville, TN	22,725	2,736	29,556	—	751	2,736	30,307	33,043	(2,678)	30,365	1999/01	1–40
Park at Hermitage	Nashville, TN	6,645(17)	1,524	14,800	—	3,410	1,524	18,210	19,734	(7,136)	12,598	1987	1–40
Northwood	Arlington, TX	—(2)	886	8,278	—	193	886	8,471	9,357	(979)	8,378	1980	1–40
Balcones Woods	Austin, TX	—(2)	1,598	14,398	—	3,389	1,598	17,787	19,385	(6,020)	13,365	1983	1–40
Grand Reserve at Sunset Valley	Austin, TX	11,193	3,150	11,868	—	319	3,150	12,187	15,337	(957)	14,380	1996	1–40
Stassney Woods	Austin, TX	4,050(18)	1,621	7,501	—	3,118	1,621	10,619	12,240	(4,247)	7,993	1985	1–40
Travis Station	Austin, TX	3,585(19)	2,282	6,169	(1)	2,251	2,281	8,420	10,701	(3,331)	7,370	1987	1–40
Woods, The	Austin, TX	—(2)	1,405	13,083	—	157	1,405	13,240	14,645	(1,445)	13,200	1977	1–40
Celery Stalk	Dallas, TX	—(8)	1,463	13,165	(1)	4,214	1,462	17,379	18,841	(7,244)	11,597	1978	1–40
Courtyards at Campbell	Dallas, TX	—(2)	988	8,893	—	1,479	988	10,372	11,360	(2,921)	8,439	1986	1–40
Deer Run	Dallas, TX	—(2)	1,252	11,271	—	1,934	1,252	13,205	14,457	(3,733)	10,724	1985	1–40
Lodge at Timberglen	Dallas, TX	—(8)	825	7,422	(1)	2,951	824	10,373	11,197	(4,466)	6,731	1983	1–40
Watermark	Dallas, TX	—(8)	960	14,839	—	121	960	14,960	15,920	(1,195)	14,725	2002	1–40
Legacy Pines	Houston, TX	—(2)	2,157	19,491	—	305	2,157	19,796	21,953	(2,266)	19,687	1999	1–40
Westborough Crossing	Katy, TX	—(8)	677	6,091	(1)	1,818	676	7,909	8,585	(3,279)	5,306	1984	1–40
Kenwood Club	Katy, TX	—(2)	1,002	17,288	—	394	1,002	17,682	18,684	(3,452)	15,232	2000	1–40
Lane at Towne Crossing	Mesquite, TX	—(2)	1,311	12,254	—	196	1,311	12,450	13,761	(1,465)	12,296	1983	1–40
Highwood	Plano, TX	—(4)	864	7,783	—	1,416	864	9,199	10,063	(2,689)	7,374	1983	1–40
Los Rios Park	Plano, TX	—(2)	3,273	29,483	—	718	3,273	30,201	33,474	(3,053)	30,421	2000	1–40
Boulder Ridge	Roanoke, TX	—(2)	5,432	27,930	—	419	5,432	28,349	33,781	(980)	32,801	1999	1–40
Cypresswood Court	Spring, TX	—(8)	577	5,190	(1)	1,529	576	6,719	7,295	(2,876)	4,419	1984	1–40
Villages at Kirkwood	Stafford, TX	14,439	1,918	16,358	—	432	1,918	16,790	18,708	(1,178)	17,530	1996	1–40
Green Tree Place	Woodlands, TX	—(8)	539	4,850	—	1,439	539	6,289	6,828	(2,618)	4,210	1984	1–40
Township	Hampton, VA	10,800(14)	1,509	8,189	—	3,419	1,509	11,608	13,117	(3,458)	9,659	1987	1–40
Total Properties			$173,907	$1,493,072	$5,616	$298,222	$179,523	$1,791,294	$1,970,817	$(473,421)	$1,497,396
Land Held for Future Developments	Various		$1,366	$—	$—	$—	$1,366	$—	$1,366	$—	$1,366	N/A	N/A
Commercial Properties	Various		—	2,769	—	8,719	—	11,488	11,488	(4,143)	7,345	Various	1–40
Total Other			$1,366	$2,769	$—	$8,719	$1,366	$11,488	$12,854	$(4,143)	$8,711
Total Real Estate Assets			$175,273	$1,495,841	$5,616	$306,941	$180,889	$1,802,782	$1,983,671	$(477,564)	$1,506,107

(1)	Encumbered by a $600 million FNMA facility, with $587.3 million available and $562.8 million outstanding with a variable interest rate of 4.93% on which there exists thirteen interest rate swap agreements totaling $490 million at an average rate of 5.61% at December 31, 2005.

(2)	Encumbered by a $250 million FNMA facility, with $204.0 available and $158.6 million outstanding, $48.6 million of which had a variable interest rate of 4.58% and $110 million with a fixed rate of 7.18% at December 31, 2005.

(3)	Phase I of Paddock Park—Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.

(4)	Encumbered, along with one corporate property, by a mortgage with a principal balance of $40 million at December 31, 2005, with a maturity of April 1, 2009 and an interest rate of 5.41% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $12.5 million at December 31, 2005.

(6)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with principal balance of $13.2 million at December 31, 2005, and an average interest rate of 5.87%.

(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $12.5 million at December 31, 2005, and an average interest rate of 5.21%.

(8)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 4.96% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2005.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 3.95% and maturing on October 24, 2007.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.13% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.13% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.13% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 3.95% and maturing on October 24, 2007.

(15)	Encumbered by $3.5 million in bonds on which there exist a $3.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds on which there exists a $5.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 4.99% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.0% which terminates on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 4.99% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $11.7 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 4.99% which there exists a $11.7 million interest rate cap of 6.0% which terminates on March 1, 2009.

(20)	The aggregate cost for Federal income tax purposes was approximately $1,872 million at December 31, 2005. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(21)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 1 year for fair market value of leases.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SCHEDULE III
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
	2005	2004	2003
	Dollars in thousands
Real estate investments:
Balance at beginning of year	$1,848,707	$1,682,491	$1,463,793
Acquisitions	107,920	160,517	200,104
Improvement and development	27,301	30,875	22,374
Assets held for sale	—	(14,171)	—
Disposition of real estate assets	(257)	(11,005)	(3,780)
Balance at end of year	$1,983,671	$1,848,707	$1,682,491

Accumulated depreciation:
Balance at beginning of year	$399,762	$339,704	$283,277
Depreciation	73,700	67,977	56,506
Assets held for sale	—	(5,622)	—
Disposition of real estate assets	(41)	(2,297)	(79)
Balance at end of year	$473,421	$399,762	$339,704

The Company’s consolidated balance sheet at December 31, 2005, 2004, and 2003 includes accumulated depreciation of $ 4,143, $3,136 and $3,558 respectively, in the caption “Commercial properties, net”.

See accompanying report of independent registered public accounting firm.

Exhibit Number	Exhibit Description
3.1

Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2

Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

3.3

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

3.4

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.5

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

3.6

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

3.7

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.8

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

3.9

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.10

Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.11	Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-11 (File Number 33-69434) and incorporated herein by reference).
4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
4.2

Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

4.3

Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

4.4

Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

4.5

Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.6

Form of 9 ¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

4.7

Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.8

Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.1

Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2 †

Employment Agreement between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3 †

Employment Agreement between the Registrant and Simon R.C. Wadsworth (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.4 †	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).
10.5

AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003 (Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.6

First Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 19, 2004 (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.7	Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005.
10.8

Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004.

10.9

First Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10

Second Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated April 30, 2004 (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11

Third Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 3, 2004 (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.12

Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 31, 2004 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.13

Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated October 1, 2004 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.14

Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 1, 2004 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.15

Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 15, 2004 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.16

Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005.

10.17

Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005.

10.18

Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005.

10.19

Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006.

10.20

Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004.

10.21

First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004.

10.22

Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.23

Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.24

Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005.

10.25

Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005.

10.26

Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006.

10.27

Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways- Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.28

Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.29

Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.30

Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004.

10.31

Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005.

10.32

Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006.

10.33

Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.34

Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.35

Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.36

Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.37

Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid- America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.38

Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004.

10.39

Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005.

10.40

Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006.

10.41†

Mid-America Apartment Communities, Inc. Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective January, 1 2005 (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.42†

Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.43 †

Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.44 †	2005 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference).
10.45†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference).
11	Statement re: computation of per share earnings (included within the Form 10-K).

14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
† Management contract or compensatory plan or arrangement.