Form 10-Q
period 2006-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2006-05-04
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1543819
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6584 POPLAR AVENUE, SUITE 300	38138
MEMPHIS, TENNESSEE	(Zip Code)
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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 20, 2006
Common Stock, $.01 par value	22,669,219

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005
(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets:
Real estate assets:
Land	$189,150	$179,523
Buildings and improvements	1,793,119	1,740,818
Furniture, fixtures and equipment	47,499	46,301
Capital improvements in progress	1,027	4,175
	2,030,795	1,970,817
Less accumulated depreciation	(491,810)	(473,421)
	1,538,985	1,497,396

Land held for future development	1,366	1,366
Commercial properties, net	7,257	7,345
Investments in and advances to real estate joint ventures	4,021	4,182
Real estate assets, net	1,551,629	1,510,289

Cash and cash equivalents	11,073	14,064
Restricted cash	4,402	5,534
Deferred financing costs, net	15,509	15,338
Other assets	29,580	20,181
Goodwill	5,051	5,051
Total assets	$1,617,244	$1,570,457

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,181,046	$1,140,046
Accounts payable	2,663	3,278
Accrued expenses and other liabilities	28,352	28,380
Security deposits	6,871	6,429
Total liabilities	1,218,932	1,178,133

Minority interest	28,356	29,798

Shareholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference:
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
22,623,529 and 22,048,372 shares issued and outstanding at
March 31, 2006, and December 31, 2005, respectively	226	220
Additional paid-in capital	691,429	671,885
Other	-	(2,422)
Accumulated distributions in excess of net income	(339,311)	(314,352)
Accumulated other comprehensive income (loss)	17,545	7,128
Total shareholders' equity	369,956	362,526
Total liabilities and shareholders' equity	$1,617,244	$1,570,457

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2006 and 2005

(Dollars in thousands, except per share data)

	2006	2005
Operating revenues:
Rental revenues	$75,045	$68,669
Other property revenues	3,549	2,906
Total property revenues	78,594	71,575
Management fee income	52	118
Total operating revenues	78,646	71,693
Property operating expenses:
Personnel	9,108	8,358
Building repairs and maintenance	2,470	2,307
Real estate taxes and insurance	9,641	9,442
Utilities	4,720	4,155
Landscaping	2,113	1,947
Other operating	3,448	3,417
Depreciation	18,930	18,049
Total property operating expenses	50,430	47,675
Property management expenses	2,511	2,808
General and administrative expenses	3,361	2,656
Income from continuing operations before non-operating items	22,344	18,554
Interest and other non-property income	117	157
Interest expense	(15,803)	(13,732)
Loss on debt extinguishment	(550)	(4)
Amortization of deferred financing costs	(485)	(460)
Minority interest in operating partnership income	(413)	(260)
(Loss) income from investments in unconsolidated entities	(84)	318
Net gain on insurance and other settlement proceeds	-	7
Income from continuing operations	5,126	4,580
Discontinued operations:
Loss from discontinued operations before
asset impairment, settlement proceeds and gain on sale	-	(135)
Asset impairment on discontinued operations	-	(94)
Net loss on insurance and other settlement proceeds on
discontinued operations	-	(25)
Net income	5,126	4,326
Preferred dividend distribution	3,490	3,713
Net income available for common shareholders	$1,636	$613

Weighted average shares outstanding (in thousands):
Basic	22,134	20,928
Effect of dilutive stock options	232	284
Diluted	22,366	21,212

Net income available for common shareholders	$1,636	$613
Discontinued property operations	-	254
Income from continuing operations available for common shareholders	$1,636	$867

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.07	$0.04
Discontinued property operations	-	(0.01)
Net income available for common shareholders	$0.07	$0.03

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.07	$0.04
Discontinued property operations	-	(0.01)
Net income available for common shareholders	$0.07	$0.03

Dividends declared per common share (1)	$1.190	$0.585

(1)	The Company declared and paid $0.595 per common share during the three months ended March 31, 2006.
During this same period the Company also declared an additional $0.595 per common share that will not be paid until April 29, 2006.
See accompanying notes to condensed consolidated financial statements

MID-AMERICA APARTMENT COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$5,126	$4,326
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations before asset impairment, settlement
proceeds and gain on sale	-	135
Depreciation and amortization of deferred financing costs	19,415	18,509
Stock compensation expense	245	133
Amortization of debt premium	(465)	(467)
(Gain) loss from investments in unconsolidated entities	84	(318)
Minority interest in operating partnership income	413	260
(Gain) loss on debt extinguishment	550	4
Net loss on insurance and other settlement proceeds on discontinued
operations	-	25
Asset impairment on discontinued operations	-	94
Net gain on insurance and other settlement proceeds	-	(7)
Changes in assets and liabilities:
Restricted cash	873	(517)
Other assets	(20)	419
Accounts payable	(615)	1,683
Accrued expenses and other	(4,513)	(4,725)
Security deposits	442	260
Net cash provided by operating activities	21,535	19,814
Cash flows from investing activities:
Purchases of real estate and other assets	(56,265)	(47,314)
Improvements to existing real estate assets	(4,887)	(4,099)
Distributions from real estate joint venture	77	218
Proceeds from disposition of real estate assets	801	24
Net cash used in investing activities	(60,274)	(51,171)
Cash flows from financing activities:
Net change in credit lines	41,915	12,127
Proceeds from notes payable	13,235	19,486
Principal payments on notes payable	(13,685)	(625)
Payment of deferred financing costs	(974)	(362)
Proceeds from issuances of common shares and units	13,384	15,079
Distributions to unitholders	(2,991)	(1,534)
Dividends paid on common shares	(11,646)	(12,225)
Dividends paid on preferred shares	(3,490)	(3,713)
Net cash provided by financing activities	35,748	28,233
Net decrease in cash and cash equivalents	(2,991)	(3,124)
Cash and cash equivalents, beginning of period	14,064	9,133
Cash and cash equivalents, end of period	$11,073	$6,009

Supplemental disclosure of cash flow information:
Interest paid	$17,052	$14,128
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$52	$20
Issuance of restricted common shares	$23	$404
Interest capitalized
Marked-to-market adjustment on derivative instruments	$10,417	$11,301
Fair value adjustment on debt assumed	$-	$2,277

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006 and 2005 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. (the “Company”) in accordance with generally accepted accounting principals for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and the Company’s accounting policies in effect as of December 31, 2005, as set forth in the Company’s annual consolidated financial statements, as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to 2006 presentation. The reclassifications had no effect on net income available for common shareholders.

2. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

The Company adopted Statement 123(R) effective January 1, 2006 using the “modified prospective” method permitted by Statement 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The effect of adopting Statement 123(R) for the 3 months ending March 31, 2006 was an increase of approximately $186,900 in net income from continuing operations and in net income, and an increase of $0.01 in both basic and diluted earnings per share. The adoption of Statement 123(R) had no impact on cash flow from operations or cash flow from financing activities.

The modified prospective method of Statement 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The following table reflects the effect on net income if Statement 123(R) had been used by the Company along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which option grants were issued (dollars and shares in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income	$4,326
Preferred dividend distribution	3,713
Net income available for
common shareholders	613
Add: Stock-based employee
compensation expense included
in reported net income	-
Less: Stock-based employee
compensation expense from
employee stock purchase plan discount	7
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	30
Pro forma net income available for
common shareholders	$576

Average common shares outstanding - Basic	20,928
Average common shares outstanding - Diluted	21,212

Net income available per common share:
Basic as reported	$0.03
Basic pro forma	$0.03
Diluted as reported	$0.03
Diluted pro forma	$0.03

Assumptions:(1)
Risk free interest rate	N/A
Expected life - Years	N/A
Expected volatility	N/A
Expected dividends	N/A

(1)No grants were issued in the periods shown.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31; therefore, no shares were purchased during the three months ended March 31, 2006 or 2005. Because it is not possible to reasonably estimate fair value at the grant date, the Company estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the three months ending March 31, 2006 was approximately $8,600.

Incentive Plans Overview and Summary

The Company’s stock compensation plans consist of the ESPP and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost under the Plans was approximately $121,900 and $75,600 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the total unrecognized compensation cost related to the Plans was approximately $3.2 million. This cost is expected to be recognized over the weighted average period of 4.9 years. Information concerning specific grants under the Plans is listed below.

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the day of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method which utilizes the assumptions noted in the following table. Volatility is based on the historical volatility of the Company’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. The Company uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during the periods presented in the following table; therefore, no fair value was calculated.

Three months ended March 31,
	2006	2005
Volatility	N/A	N/A
Expected life	N/A	N/A
Risk-free rate	N/A	N/A
Dividend yield	N/A	N/A

A summary of option activity under the Plans as of March 31, 2006, and the changes during the three months then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 1, 2006	398,052	$24.83
Granted	-	-
Exercised	(123,360)	24.09
Forfeited or expired	(7,350)	26.03
Outstanding at March 31, 2006	267,342	$25.14	3.8	$7,916,799
Exercisable at March 31, 2006	193,662	$24.99	3.0	$5,763,132

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $3.8 million and $2.3 million, respectively. Cash received from the exercise of options for the three months ended March 31, 2006, was $3.0 million.

Executive 2000 Restricted Stock

In 2000, the Company issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875. The grant date fair value was determined by the closing trading price of the Company’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of March 31, 2006, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of March 31, 2006, and the changes for the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	4,479	$22.19
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	4,479	$22.19

For the three months ended March 31, 2006, compensation costs related to the nonvested shares granted was approximately $6,000. As of March 31, 2006 there was approximately $93,400 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 3.9 years. No shares vested during the three months ended March 31, 2006.

Key Managers 2002 Restricted Stock

In 2002, the Company issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65. The grant date fair value was determined by the closing trading price of the Company’s shares on the day prior to the date of the grant. As a result of two managers leaving the employment of the Company, as of March 31, 2006, only 86,477 shares remain issued. These shares will vest 20% a year for five consecutive years beginning in 2007. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of March 31, 2006, and the changes for the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	86,477	$25.65
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	86,477	$25.65

For the three months ended March 31, 2006, compensation costs related to the nonvested shares granted was approximately $55,000. As of March 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 5.8 years. No shares vested during the three months ended March 31, 2006.

Executive 2005 Restricted Stock

In 2005, the Company issued 8,852 restricted shares of common stock to executive management under the 2004 Stock Plan with a grant date fair value of $38.50. These shares will vest in two equal amounts in 2006 and 2007. Recipients will receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2005 Restricted Stock nonvested shares as of March 31, 2006, and the changes for the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,852	$38.50
Granted	-
Vested	(4,426)	$38.50
Forfeited	-
Nonvested at March 31, 2006	4,426	$38.50

For the three months ended March 31, 2006, compensation costs related to the nonvested shares granted was approximately $42,600. As of March 31, 2006, there was approximately $156,200 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.9 years. The total fair value of shares vesting during the three months ended March 31, 2006, was approximately $170,400.

Director Restricted Stock Plan

Beginning with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors receive a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for re-election at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. In 2005, 8,596 shares of restricted stock were granted to non-employee directors with a grant date fair value of $40.71. The grant date fair value is determined by the closing trading price of the Company’s shares on the day prior to the date of the grant.

A summary of the status of the Director Restricted Stock nonvested shares as of March 31, 2006, and the changes for the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,596	$40.71
Granted	73	$56.60
Vested	-
Forfeited	(1,228)	$40.71
Nonvested at March 31, 2006	7,441	$40.87

For the three months ended March 31, 2006, compensation costs related to the nonvested shares granted was approximately $23,100. As of March 31, 2006, there was approximately $173,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.8 years. No shares vested during the three months ended March 31, 2006.

Key Managers 2005 Restricted Stock

In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan (the “2005 Plan”), a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares.

The fair value of the stock award is estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of the Company’s common stock. The expected term of the 2005 Plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant-maturity Treasury with the same term as the expected term of the 2005 Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

	Three months ended March 31,
	2006	2005
Volatility	17.10%	N/A
Expected life in years	3	N/A
Risk-free rate	3.77%	N/A
Dividend yield	5.20%	N/A

A summary of the status of the 2005 Plan nonvested shares as of March 31, 2006, and the changes for the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	36,691	$45.42
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	36,691	$45.42

For the three months ended March 31, 2006, compensation costs related to the nonvested shares granted was approximately $61,400. As of March 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $1.3 million unrecognized cost will be recognized over the weighted average period of 5.25 years. No shares vested during the three months ended March 31, 2006.

Long-Term Performance Based Incentive Plan for Executive Officers

The Compensation Committee by authorization of the Board of Directors of the Company submitted the Long-Term Performance Based Incentive Plan for Executive Officers (the "Long-Term Plan") which was approved by shareholders on June 2, 2003. The Long-Term Plan allows executive management to earn performance units that convert into shares of restricted stock based on achieving defined total shareholder investment performance levels. Based on the Company’s performance from January 1, 2003, through December 31, 2005, 74,894 restricted shares of common stock were issued to executive management on March 14, 2006. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with the Company, these shares of restricted stock will vest 20% annually from 2006 through 2010.

The fair value of the stock award is estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of the Company’s common stock. The expected term of the Long-Term Plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant-maturity Treasury for the same term as the expected term of the Long-Term Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

	Three months ended March 31,
	2006	2005
Volatility	6.38%	N/A
Expected life in years	3	N/A
Risk-free rate	1.99%	N/A
Dividend yield	9.60%	N/A

A summary of the status of the Long-Term Plan nonvested shares as of March 31, 2006, and the changes for the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	75,895	$34.72
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	75,895	$34.72

For the three months ended March 31, 2006, compensation costs related to the nonvested shares granted was approximately $10,300. As of March 31, 2006, there was approximately $196,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the weighted average period of 4.8 years. No shares vested during the three months ended March 31, 2006.

3. COMPREHENSIVE INCOME

Total comprehensive income and its components for the three month periods ended March 31, 2006 and 2005, were as follows (dollars in thousands):

	Three months
	ended March 31,
	2006	2005

Net income	$5,126	$4,326
Marked-to-market adjustment
on derivative instruments	10,417	11,301
Total comprehensive income	$15,543	$15,627

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three month periods ended March 31, 2006 and 2005, the ineffective portion of the hedging transactions was not significant.

5. SHARE AND UNIT INFORMATION

At March 31, 2006, 22,623,529 common shares and 2,515,655 operating partnership units were outstanding, representing a total of 25,139,184 shares and units. Additionally, the Company had outstanding options for 267,342 shares of common stock at March 31, 2006, of which 126,031 were anti-dilutive. At March 31, 2005, 21,331,300 common shares and 2,633,065 operating partnership units were outstanding, representing a total of 23,964,365 shares and units. Additionally, the Company had outstanding options for 510,240 shares of common stock at March 31, 2005, of which 342,880 were anti-dilutive.

6. 8 5/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED STOCK

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

On May 26, 2005, the Company gave the required one-year notice to redeem all of the issued and outstanding Series G shares on May 26, 2006. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying condensed consolidated financial statements. Statement 150 also requires that all subsequent dividend payments be classified as interest expense on the condensed consolidated financial statements.

7. REAL ESTATE ACQUISITIONS

On January 19, 2006, the Company acquired the Preserve at Brier Creek apartments, a 250-unit community located in Raleigh, North Carolina.

On March 23, 2006, the Company acquired the Silverado apartments, a 312-unit community located in Austin, Texas.

8. DEBT EXTINGUISHMENT

On March 1, 2006, the Company incurred approximately $550,000 of debt extinguishment costs as a result of the refinancing of tax-exempt bonds of $13.3 million secured by three of its communities.

9. LOSS FROM DISCONTINUED OPERATIONS

As part of the Company’s disposition strategy to selectively dispose of mature assets that no longer meet the Company’s investment criteria and long-term strategic objectives, as of March 31, 2005, the Company was in negotiations to sell the Eastview apartments, a 432-unit community located in Memphis, Tennessee. In accordance with Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement 144”) the community was considered held for sale in the accompanying condensed consolidated financial statements. The sale of the Eastview apartments was subsequently completed on April 1, 2005. No properties were classified as held for sale as of March 31, 2006.

The following is a summary of loss from discontinued operations for the three months ended March 31, 2006, and 2005, (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenues
Rental revenues	$-	$567
Other revenues	-	24
Total revenues	-	591
Expenses
Property operating expenses	-	660
Interest expense	-	66
Asset impairment	-	94
Total expense	-	820
Loss from discontinued operations before
gain on sale and settlement proceeds	-	(229)
Net loss on insurance and other settlement
proceeds	-	(25)
Loss from discontinued operations	$-	$(254)

In April 2006, the Company entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. In accordance with Statement 144, these communities will subsequently be classified as held for sale on the Company’s condensed consolidated financial statements.

10. SEGMENT INFORMATION

At March 31, 2006, the Company owned or had an ownership interest in 134 multifamily apartment communities, including the apartment communities owned by the Company’s joint venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long-term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

11. SUBSEQUENT EVENT

Real Estate Acquisition

On April 27, 2006, the Company acquired the Grand Courtyard apartments, a 390-unit community located in Dallas, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires the Company to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions.

The Company believes that the estimates and assumptions that are most important to the portrayal of its financial condition and results of operations, in that they require the most subjective determinations, form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

Revenue Recognition

The Company leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

The Company records all gains and losses on real estate in accordance with Statement No. 66 Accounting for Sales of Real Estate.

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

Fair value of derivative financial instruments

The Company utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with the Company’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, requires the Company to make estimates and judgments that affect the fair value of the instruments.

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

OVERVIEW OF THE THREE MONTHS ENDED MARCH 31, 2006

The Company’s operating results for the first three months of 2006 benefited from strengthened revenue performance from the communities held in the Company’s portfolio throughout both the current and prior period (“same store”) from improved collections and resident utility reimbursements, as well as higher occupancy. Property performance was somewhat offset by an increase in interest expense caused by an increase in total debt outstanding as well as an increase in the average borrowing cost.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2006. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units the Company owned or had an ownership interest in, including the properties owned by its 33.33% unconsolidated joint venture, at March 31, 2006, was 38,789 in 134 communities compared to 38,561 in 133 communities at March 31, 2005. The average monthly rental per apartment unit for the Company’s 100% owned apartment units not in lease-up was $701 at March 31, 2006, compared to $685 at March 31, 2005. Occupancy for these same apartment units at March 31, 2006 and 2005, was 95.4% and 93.6%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

Property revenues for the three months ended March 31, 2006, increased by approximately $7,019,000 from the three months ended March 31, 2005, due to (i) a $2,443,000 increase in property revenues from the three properties acquired in 2005 (the “2005 Acquisitions”), (ii) a $608,000 increase in property revenues from the two properties acquired in the first quarter of 2006 (the “2006 Acquisitions”), and (iii) $3,968,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by the Company’s same store portfolio and was driven by a 43.9% reduction in net delinquencies from the three months ended March 31, 2005, to the three months ended March 31, 2006, as well as a 23.1% increase in utility reimbursements and a 1.7% increase in occupancy over the same periods.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2006, increased by approximately $1,874,000 from the three months ended March 31, 2005, due primarily to increases of property operating expenses of (i) $1,039,000 from the 2005 Acquisitions, (ii) $224,000 from the 2006 Acquisitions, and (iii) $611,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of the Company’s same store portfolio and was driven by a 9.0% increase in utilities for the three months ended March 31, 2006, over the three months ended March 31, 2005, as the Company experienced an increase in electricity, natural gas and water and sewer prices, as well as a 4.3% increase in personnel expense as higher occupancy drove overtime and contract expenses above the levels experienced in the prior year.

Depreciation expense increased by approximately $881,000 primarily due to the increases of depreciation expense of (i) $646,000 from the 2005 Acquisitions, (ii) $124,000 from the 2006 Acquisitions, and (iii) $406,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a net decrease in depreciation expense of (i) $295,000 from the expiration of the amortization of fair market value of leases of acquired communities.

Property management expenses decreased by approximately $297,000 from the first quarter of 2005 to the first quarter of 2006 mainly related to an increase in the efficiency of processing medical claims which allowed the Company to decrease its accrual for losses incurred but not received. General and administrative expenses increased by approximately $705,000 over this same period partially related to an increase in cash bonuses earned related to 2005 performance results as determined by the Board of Directors.

Interest expense increased approximately $2,071,000 in the three months ended March 31, 2006, from the three months ended March 31, 2005, primarily due to the increase in the amount of debt outstanding of $1.12 billion at March 31, 2005, to $1.18 billion at March 31, 2006, and the increase in the Company’s average borrowing cost from 5.0% over the three months ended March 31, 2005, to 5.4% over the three months ended March 31, 2006.

In the first three months of 2006, the Company refinanced the debt on three of its communities primarily to take advantage of the lower interest rate environment. This resulted in a loss on debt extinguishment of approximately $550,000.

Primarily as a result of the foregoing, net income increased by approximately $800,000 in the first three months of 2006 over the first three months of 2005.

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

The following table is a reconciliation of FFO to net income for the three months ended March 31, 2006, and 2005 (dollars and shares in thousands):

	Three months
	ended March 31,
	2006	2005
Net income	$5,126	$4,326
Depreciation of real estate assets	18,592	17,718
Net gain on insurance and other settlement proceeds	-	(7)
Net loss on insurance and other settlement proceeds
of discontinued operations	-	25
Depreciation of real estate assets of unconsolidated
entities	140	132
Preferred dividend distribution	(3,490)	(3,713)
Minority interest in operating partnership income	413	260
Funds from operations	$20,781	$18,741

Weighted average shares and units:
Basic	24,653	23,561
Diluted	24,885	23,845

Net income for the three months ended March 31, 2006, was approximately $800,000 above the three months ended March 31, 2005. Revenues increased due to strengthened property performance and acquisitions but was partially offset by an increase in interest expense from larger debt balances and an increase in the Company’s average interest rate in the first quarter of 2006. FFO for the same period increased approximately $2,040,000, due mainly to the increase in net income and the addback of the increase in depreciation of real estate assets.

TRENDS

Property performance over the past four years has been pressured by an imbalance between supply and demand for apartment units in many of the Company’s markets, but has begun to show signs of improvement.

The Company believes that demand by apartment residents is most impacted by household formation, which is driven by job formation. Job formation has been quite weak in many of the Company’s markets, and most noticeably in the larger metro areas, such as Atlanta, Houston and Dallas. Some of the smaller and mid-size markets in which the Company operates, such as Jackson, Mississippi, Jacksonville, Florida, and Columbus, Georgia, have been less impacted.

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

The Company has begun to see a turn in many of its markets, particularly in Florida and Georgia, where there are some signs of improving demand coupled with a slight slow down in supply. The Company’s large-tier markets, which have been under the most pressure during the economic downturn, are beginning to show signs of absorbing the oversupply of new apartments and returning to historical occupancy and pricing levels, while the Company’s smaller-tier and mid-sized markets are benefiting from improving market fundamentals which support continued stable growth. The policies of the Federal Reserve, which has raised short-term interest rates, also seem to be having some early impact on the supply of new apartments. Development costs of apartments and of single-family homes also appear to be rising, as are mortgage interest rates, with the likelihood that this may slightly alleviate this competition.

The Company believes that the impact of higher demand from apartment renters, a reduced rate of increase in supply, and reduced competition from single-family homes will continue to contribute to better operating results in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $1.7 million from $19.8 million in the first three months of 2005 to $21.5 million in the first three months of 2006.

Net cash used in investing activities increased during the first three months of 2006 from the first three months of 2005 to approximately $60.3 million from $51.2 million mainly related to the additional $9.0 million of cash used for acquisitions in the first quarter of 2006 over 2005.

Net cash provided by financing activities increased by approximately $7.5 million from $28.2 million for the three months ended March 31, 2005, to $35.7 million for the same period in 2006. During the first three months of 2006 the Company increased its borrowings under its credit lines by approximately $29.8 million over its levels in the first three months of 2005. This increase was partially offset by a decrease in proceeds from notes payable of approximately $6.3 million and an increase in principal payments on notes payable of approximately $13.1 million over the same time periods, as the Company took advantage of interest rate environments to refinance debt.

The weighted average interest rate at March 31, 2006, for the $1.18 billion of debt outstanding was 5.4% compared to 5.4% on $1.12 billion of debt outstanding at March 31, 2005. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk. More details on the Company’s borrowings can be found in the schedule presented later in this section.

At March 31, 2006, the Company had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity and availability to borrow of $1.1 billion at March 31, 2006. The Company had total borrowings outstanding under these credit facilities of $975 million at March 31, 2006.

Approximately 72% of the Company’s outstanding obligations at March 31, 2006, were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $925 million of which was available to borrow at March 31, 2006. The Company had total borrowings outstanding under the FNMA Facilities of $856 million at March 31, 2006. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62% to 0.795%.

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

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding shares of its 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) on May 26, 2006, for the total redemption price of $10 million. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying condensed consolidated financial statements.

As of March 31, 2006, the Company had interest rate swaps in effect totaling a notional amount of approximately $684 million. To date, these swaps have proven to be highly effective hedges. The Company also had interest rate cap agreements totaling a notional amount of approximately $42 million in effect as of March 31, 2006.

Summary details of the debt outstanding at March 31, 2006, follows in the table below:

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$871,440,060	5.5%	4/14/2011	4/14/2011
Tax Exempt			73,780,000	4.3%	2/8/2012	2/8/2012
Preferred Series G			10,000,000	8.6%	5/26/2006	5/26/2006
Subtotal Fixed Rate or Swapped			955,220,060	5.5%	4/18/2011	4/18/2011
Variable Rate
Conventional			172,945,404	5.2%	5/22/2006	3/1/2012
Tax Exempt			10,855,004	4.0%	4/15/2006	5/30/2020
Conventional - Capped			17,936,000	5.4%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090,000	3.9%	11/25/2009	11/25/2009
Subtotal Variable Rate			225,826,408	5.0%	5/17/2006	11/14/2012
Total Combined Debt Outstanding			$1,181,046,468	5.4%	5/9/2010	8/6/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$138,440,060	5.0%	11/16/2014	11/16/2014
Tax Exempt Fixed Rate			12,450,000	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760,004	4.2%	4/15/2006	6/1/2028
Preferred Series G			10,000,000	8.6%	5/26/2006	5/26/2006
FNMA Credit Facilities
Tax Free Borrowings	$91,515,000	$91,515,000	91,515,000	3.9%	4/15/2006	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	1/10/2009	1/10/2009
Variable Rate Borrowings	748,485,000	723,380,000	654,318,000	5.4%	5/29/2006	5/16/2013
Subtotal FNMA Facilities	950,000,000	924,895,000	855,833,000	5.4%	9/24/2006	11/23/2012
Freddie Mac Credit Facility	100,000,000	96,404,000	96,404,000	5.4%	5/28/2006	7/1/2011
AmSouth Credit Facility	40,000,000	30,203,438	23,159,404	6.0%	4/30/2006	5/24/2007
Union Planters Bank			40,000,000	5.8%	4/30/2006	4/1/2009
Total Underlying Debt Outstanding			$1,181,046,468	5.4%	11/13/2007	12/16/2012

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed	$623,000,000	5.3%	9/24/2010
BMA indexed	61,330,000	4.1%	9/10/2008
Total Interest Rate Swaps	$684,330,000	5.2%	7/19/2010

Interest Rate Caps
LIBOR indexed	$17,936,000	6.2%	11/13/2009
BMA indexed	24,090,000	6.0%	11/25/2009
Total Interest Rate Caps	$42,026,000	6.1%	11/19/2009

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $856 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the quarter ended March 31, 2006, the Company’s net cash provided by operating activities was approximately $1.5 million short of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares. This compared to a shortfall of approximately $1.8 million for the same period in 2005. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of March 31, 2006, (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt (1)	$37,429	$27,142	$109,900	$106,201	$121,268	$779,106	$1,181,046
Operating Lease	3	4	4	-	-	-	11
Total	$37,432	$27,146	$109,904	$106,201	$121,268	$779,106	$1,181,057

(1) Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 13 in the Company’s 2005 Annual Report on Form 10-K.

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

INFLATION

Substantially all of the resident leases at the Company’s communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

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

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) effective January 1, 2006, utilizing the modified prospective transition method. The adoption of Statement 123(R) did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In March 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123(R). Among other things, SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under statement 123(R). SAB 107 was applied upon the adoption of Statement 123(R).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“Interpretation 47”). Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, (“Statement 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005, (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The adoption of Interpretation 47 did not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

In June 2005, the FASB ratified EITF 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner is required to consolidate limited partners. The new framework is significantly different than the guidance in SOP 78-9 and would make it more difficult for a general partner to overcome the presumption that it controls the limited partnership, requiring the limited partner to have substantive “kick-out” or “participating” rights. Kick-out rights are the right to dissolve or liquidate the partnership or to otherwise remove the general partner without cause and participating rights are the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF 04-5 became effective immediately for all newly formed limited partnerships and existing limited partnerships which are modified. The guidance will become effective for existing limited partnerships which are not modified the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 did not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Quarterly Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated market conditions, expected growth rates of revenues and expenses, planned asset dispositions, disposition pricing, planned acquisitions and developments, property financings, expected interest rates and planned capital expenditures. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Company’s market risk as disclosed in the 2005 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which is incorporated by reference herein.

Item 4.  Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company also has an investment in an unconsolidated entity which is not under its control. Consequently, the Company’s disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company is subject to the following tax-related risks.

FAILURE TO MAKE REQUIRED DISTRIBUTIONS WOULD SUBJECT THE COMPANY TO INCOME TAXATION

In order to qualify as a REIT, each year the Company must distribute to stockholders at least 90% of its REIT taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of taxable income, it will be subject to federal corporate income tax on the undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the distributions in any year are less than the sum of:

•	85% of ordinary income for that year;
•	95% of capital gain net income for that year; and
•	100% of undistributed taxable income from prior years.

Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require the Company to borrow money or sell assets to pay out enough of the taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

COMPLYING WITH REIT REQUIREMENTS MAY CAUSE THE COMPANY TO FORGO OTHERWISE ATTRACTIVE OPPORTUNITIES OR ENGAGE IN MARGINAL INVESTMENT OPPORTUNITIES

To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of income, the nature and diversification of assets, the amounts distributed to shareholders and the ownership of the Company’s stock. In order to meet these tests, the Company may be required to forgo attractive business or investment opportunities or engage in marginal investment opportunities. Thus, compliance with the REIT requirements may hinder the Company’s ability to operate solely on the basis of maximizing profits.

THE TAXATION OF CORPOARTE DIVIDENDS MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY’S STOCK

The Jobs and Growth Tax Relief Reconciliation Act of 2003, among other things, generally reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation for tax years 2003 through 2008. This reduced tax rate does not apply, however, to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders are generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations are now generally taxed at a lower rate while dividends from REITs are generally taxed at the same rate as the domestic noncorporate taxpayer’s ordinary income. The more favorable tax rates applicable to regular corporate dividends could cause domestic noncorporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s stock.

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

3.11	Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-11 (File Number 33-69434) and incorporated herein by reference).
3.12	First Amendment to the Bylaws of Mid-America Apartment Communities, Inc. dated May 2, 2006
4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
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

10.7
Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.8
Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004 (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

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

10.16
Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.17
Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.18
Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.19
Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.20
Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004 (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.21
First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

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

10.24
Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005 (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.25
Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005 (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.26
Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

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

10.30
Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004 (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.31
Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005 (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.32
Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006 (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

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

10.38
Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004 (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.39
Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005 (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.40
Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006 (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

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

10.44†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference).
10.45†	2006 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).
14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
† Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MID-AMERICA APARTMENT COMMUNITIES, INC.
Date: May 4, 2006	/s/Simon R.C. Wadsworth Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)