Form 10-Q
period 2006-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2006-08-03
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 19, 2006
Common Stock, $.01 par value	24,044,783

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
Assets:
Real estate assets:
Land	$190,862	$179,523
Buildings and improvements	1,813,395	1,740,818
Furniture, fixtures and equipment	48,115	46,301
Capital improvements in progress	2,981	4,175
	2,055,353	1,970,817
Less accumulated depreciation	(503,793)	(473,421)
	1,551,560	1,497,396

Land held for future development	1,366	1,366
Commercial properties, net	7,156	7,345
Investments in and advances to real estate joint venture	3,926	4,182
Real estate assets, net	1,564,008	1,510,289

Cash and cash equivalents	11,366	14,064
Restricted cash	4,586	5,534
Deferred financing costs, net	15,935	15,338
Other assets	22,645	20,181
Goodwill	5,051	5,051
Assets held for sale	7,328	-
Total assets	$1,630,919	$1,570,457

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,125,235	$1,140,046
Accounts payable	5,986	3,278
Accrued expenses and other liabilities	29,012	28,380
Security deposits	7,209	6,429
Liabilities associated with assets held for sale	290	-
Total liabilities	1,167,732	1,178,133

Minority interest	31,935	29,798

Shareholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference:
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
24,025,183 and 22,048,372 shares issued and outstanding at
June 30, 2006, and December 31, 2005, respectively	240	220
Additional paid-in capital	757,581	671,885
Other	-	(2,422)
Accumulated distributions in excess of net income	(351,269)	(314,352)
Accumulated other comprehensive income (loss)	24,633	7,128
Total shareholders' equity	431,252	362,526
Total liabilities and shareholders' equity	$1,630,919	$1,570,457

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenues:
Rental revenues	$76,842	$69,290	$151,264	$137,327
Other property revenues	3,470	3,124	6,994	6,011
Total property revenues	80,312	72,414	158,258	143,338
Management fee income	52	103	104	221
Total operating revenues	80,364	72,517	158,362	143,559
Property operating expenses:
Personnel	9,437	8,633	18,456	16,907
Building repairs and maintenance	2,947	2,631	5,383	4,912
Real estate taxes and insurance	9,950	9,507	19,505	18,858
Utilities	4,573	4,038	9,258	8,157
Landscaping	2,132	1,950	4,222	3,878
Other operating	3,629	3,470	7,035	6,840
Depreciation	19,515	18,244	38,286	36,135
Total property operating expenses	52,183	48,473	102,145	95,687
Property management expenses	3,464	2,892	5,975	5,700
General and administrative expenses	2,682	2,163	6,043	4,819
Income from continuing operations before non-operating items	22,035	18,989	44,199	37,353
Interest and other non-property income	215	130	332	287
Interest expense	(15,833)	(14,404)	(31,534)	(28,073)
Loss on debt extinguishment	(1)	(90)	(551)	(94)
Amortization of deferred financing costs	(504)	(489)	(989)	(949)
Minority interest in operating partnership income	(408)	(778)	(821)	(1,038)
(Loss) income from investments in real estate joint ventures	(35)	(193)	(119)	125
Incentive fee from real estate joint ventures	-	1,723	-	1,723
Net gain (loss) on insurance and other settlement proceeds	225	(16)	225	(9)
Gain on sale of non-depreciable assets	-	334	-	334
Gain on disposition within real estate joint ventures	-	3,034	-	3,034
Income from continuing operations	5,694	8,240	10,742	12,693
Discontinued operations:
Gain from discontinued operations before
asset impairment, settlement proceeds and gain on sale	198	102	276	94
Asset impairment on discontinued operations	-	(149)	-	(243)
Net loss on insurance and other settlement proceeds on
discontinued operations	-	-	-	(25)
Net income	5,892	8,193	11,018	12,519
Preferred dividend distribution	3,491	3,635	6,981	7,348
Net income available for common shareholders	$2,401	$4,558	$4,037	$5,171

Weighted average shares outstanding (in thousands):
Basic	23,152	21,351	22,645	21,140
Effect of dilutive stock options	222	274	228	279
Diluted	23,374	21,625	22,873	21,419

Net income available for common shareholders	$2,401	$4,558	$4,037	$5,171
Discontinued property operations	(198)	47	(276)	174
Income from continuing operations available for common shareholders	$2,203	$4,605	$3,761	$5,345

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.09	$0.22	$0.17	$0.25
Discontinued property operations	0.01	(0.01)	0.01	(0.01)
Net income available for common shareholders	$0.10	$0.21	$0.18	$0.24

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.09	$0.21	$0.17	$0.25
Discontinued property operations	0.01	-	0.01	(0.01)
Net income available for common shareholders	$0.10	$0.21	$0.18	$0.24

Dividends declared per common share (1)	$0.595	$0.585	$1.785	$1.170

(1) The Company declared and paid $1.19 per common share during the six months ended June 30, 2006.
During this same period the Company also declared an additional $0.595 per common share that will not be paid until July 31, 2006.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$11,018	$12,519
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations before asset impairment, settlement
proceeds and gain on sale	(276)	(94)
Depreciation and amortization of deferred financing costs	39,275	37,084
Stock compensation expense	646	392
Amortization of debt premium	(930)	(932)
Loss (income) from investments in real estate joint ventures	119	(125)
Minority interest in operating partnership income	821	1,038
Loss on debt extinguishment	551	94
Derivative interest (income) expense	(120)	-
Gain on sale of non-depreciable assets	-	(334)
Gain on disposition within real estate joint ventures	-	(3,034)
Incentive fee from real estate joint ventures	-	(1,723)
Net loss on insurance and other settlement proceeds on discontinued
operations	-	25
Asset impairment on discontinued operations	-	243
Net (gain) loss on insurance and other settlement proceeds	(225)	9
Changes in assets and liabilities:
Restricted cash	689	(1,225)
Other assets	2,741	5,555
Accounts payable	2,874	1,672
Accrued expenses and other	2,574	3,367
Security deposits	780	453
Net cash provided by operating activities	60,537	54,984
Cash flows from investing activities:
Purchases of real estate and other assets	(82,213)	(47,314)
Improvements to existing real estate assets	(17,802)	(10,521)
Distributions from real estate joint ventures	137	14,755
Proceeds from disposition of real estate assets	1,089	8,432
Net cash used in investing activities	(98,789)	(34,648)
Cash flows from financing activities:
Net change in credit lines	1,659	(26,337)
Proceeds from notes payable	13,235	19,486
Principal payments on notes payable	(28,737)	(1,320)
Payment of deferred financing costs	(1,905)	(493)
Proceeds from issuances of common shares and units	87,892	20,951
Distributions to unitholders	(2,990)	(3,067)
Dividends paid on common shares	(26,619)	(24,725)
Dividends paid on preferred shares	(6,981)	(7,348)
Net cash provided by financing activities	35,554	(22,853)
Net decrease in cash and cash equivalents	(2,698)	(2,517)
Cash and cash equivalents, beginning of period	14,064	9,133
Cash and cash equivalents, end of period	$11,366	$6,616

Supplemental disclosure of cash flow information:
Interest paid	$32,989	$29,344
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$136	$20
Issuance of restricted common shares	$39	$813
Marked-to-market adjustment on derivative instruments	$17,505	$2,308
Fair value adjustment on debt assumed	$-	$2,277
Reclass of preferred stock from equity to liabilities	$-	$10,000

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. (the “Company”) in accordance with generally accepted accounting principals for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and the Company’s accounting policies in effect as of December 31, 2005, as set forth in the Company’s annual consolidated financial statements, as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income available for common shareholders.

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

The Company adopted Statement 123(R) effective January 1, 2006 using the “modified prospective” method permitted by Statement 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The effect of adopting Statement 123(R) for the three months ending June 30, 2006 was an increase of approximately $81,500 in net income from continuing operations and in net income with no increase to either basic or diluted earnings per share. The effect of adopting Statement 123(R) for the six months ending June 30, 2006 was an increase of approximately $268,400 in net income from continuing operations and in net income with an increase of approximately $0.01 to both basic and diluted earnings per share. The adoption of Statement 123(R) had no impact on cash flow from operations or cash flow from financing activities.

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

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income	$8,193	$12,519
Preferred dividend distribution	3,635	7,348
Net income available for
common shareholders	4,558	5,171
Add: Stock-based employee
compensation expense included
in reported net income	-	-
Less: Stock-based employee
compensation expense from
employee stock purchase plan discount	7	14
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	26	56
Pro forma net income available for
common shareholders	$4,525	$5,101

Average common shares outstanding - Basic	21,351	21,140
Average common shares outstanding - Diluted	21,625	21,419

Net income available per common share:
Basic as reported	$0.21	$0.24
Basic pro forma	$0.21	$0.24
Diluted as reported	$0.21	$0.24
Diluted pro forma	$0.21	$0.24

Assumptions:(1)
Risk free interest rate	N/A	N/A
Expected life - Years	N/A	N/A
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A

(1)No grants were issued in the periods shown.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. During the three months ended June 30, 2006 and 2005, 2,235 and 2,349 shares, respectively, were purchased through the ESPP. Because it is not possible to reasonably estimate fair value at the grant date, the Company estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the three and six months ending June 30, 2006 were approximately $8,600 and $24,600, respectively.

Incentive Plans Overview and Summary

The Company’s stock compensation plans consist of the ESPP and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost under the Plans was approximately $248,400 and $124,400 for the three months ended June 30, 2006 and 2005, respectively, and approximately $370,400 and $200,000 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the total unrecognized compensation cost related to the Plans was approximately $3.3 million. This cost is expected to be recognized over the weighted average period of 4.5 years. Information concerning specific grants under the Plans is listed below.

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the day of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method, which utilizes the assumptions noted in the following table. Volatility is based on the historical volatility of the Company’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. The Company uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during the periods presented in the following table; therefore, no fair value was calculated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Volatility	N/A	N/A	N/A	N/A
Expected life	N/A	N/A	N/A	N/A
Risk-free rate	N/A	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A	N/A

A summary of option activity under the Plans as of June 30, 2006, and the changes during the six months then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 1, 2006	398,052	$24.83
Granted	-	-
Exercised	(123,360)	24.09
Forfeited or expired	(7,350)	26.03
Outstanding at March 31, 2006	267,342	$25.14	3.8	$7,916,799
Granted	-	-
Exercised	(6,570)	23.82
Forfeited or expired	(13,820)	25.52
Outstanding at June 30, 2006	246,952	$25.12	3.7	$7,563,212
Exercisable at June 30, 2006	174,847	$24.96	2.9	$5,383,478

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was approximately $192,000 and $960,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was approximately $3.9 million and $3.3 million, respectively. Cash received from the exercise of options for the three and six months ended June 30, 2006, was approximately $156,500 and $3.1 million, respectively.

Executive 2000 Restricted Stock

In 2000, the Company issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of the Company’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of June 30, 2006, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	5,375	$22.19
Granted	-
Vested	(1,075)	$22.19
Forfeited	-
Nonvested at March 31, 2006	4,300	$22.19
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	4,300	$22.19

For the three and six months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $6,000 and $11,900, respectively. As of June 30, 2006 there was approximately $87,500 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 3.7 years. No shares vested during the three months ended June 30, 2006.

Key Managers 2002 Restricted Stock

In 2002, the Company issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of the Company’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of the Company, as of June 30, 2006, only 81,916 shares remain issued. These shares will vest 20% a year for five consecutive years beginning in 2007. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	86,477	$25.65
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	86,477	$25.65
Granted	-
Vested	-
Forfeited	(4,561)	$25.65
Nonvested at June 30, 2006	81,916	$25.65

For the three and six months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $55,000 and $110,000, respectively. As of June 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 5.5 years. The total fair value of shares forfeited in the three months ended June 30, 2006 is approximately $117,000.

Executive 2005 Restricted Stock

In 2005, the Company issued 8,852 restricted shares of common stock to executive management under the 2004 Stock Plan with a grant date fair value of $38.50 per share. These shares will vest in two equal amounts in 2006 and 2007. Recipients will receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2005 Restricted Stock nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,852	$38.50
Granted	-
Vested	(4,426)	$38.50
Forfeited	-
Nonvested at March 31, 2006	4,426	$38.50
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	4,426	$38.50

For the three and six months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $42,600 and $85,200, respectively. As of June 30, 2006, there was approximately $113,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.7 years. No shares vested during the three months ended June 30, 2006.

Director 2005 Restricted Stock Plan

Beginning with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors receive a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for re-election at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. In 2005, 8,596 shares of restricted stock were granted to non-employee directors with a grant date fair value of $40.71 per share. The grant date fair value is determined by the closing trading price of the Company’s shares on the day prior to the date of the grant.

A summary of the status of the Director Restricted Stock nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,596	$40.71
Granted	73	$56.60
Vested	-
Forfeited	(1,228)	$40.71
Nonvested at March 31, 2006	7,441	$40.87
Granted	-
Vested	3,757	$41.02
Forfeited	-
Nonvested at June 30, 2006	3,684	$40.71

For the three and six months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $34,800 and $57,900, respectively. As of June 30, 2006, there was approximately $138,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.7 years. The total fair value of shares vesting during the three months ended June 30, 2006, was approximately $154,100.

Director 2006 Restricted Stock Plan

At the 2006 Annual Meeting of Shareholders 4,774 shares of restricted stock were granted to non-employee directors with a grant date fair value of $52.34 per share. The grant date fair value is determined by the closing trading price of the Company’s shares on the day prior to the date of the grant.

A summary of the status of the Director Restricted Stock nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:

Weighted
Average
Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	-
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	-
Granted	4,774	$52.34
Vested	-
Forfeited	-
Nonvested at June 30, 2006	4,774	$52.34

For the three and six months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $9,500 and $9,500, respectively. As of June 30, 2006, there was approximately $240,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 1.6 years. No shares vested during the three months ended June 30, 2006. The fair market value of the shares granted during the three months ended June 30, 2006 is approximately $249,900.

Key Managers 2005 Restricted Stock

In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan (the “2005 Plan”), a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares. Based on the Company’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of the Company’s common stock. The expected term of the 2005 Plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant-maturity Treasury with the same term as the expected term of the 2005 Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	17.10%
Expected life in years	3
Risk-free rate	3.77%
Dividend yield	5.20%

A summary of the status of the 2005 Plan nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:
Weighted
Average
Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	36,691	$45.42
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	36,691	$45.42
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	36,691	$45.42

For the three and six months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $61,400 and $122,900, respectively. As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $1.3 million unrecognized cost will be recognized over the weighted average period of 5.0 years. No shares vested during the three months ended June 30, 2006.

Long-Term Performance Based Incentive Plan for Executive Officers

The Compensation Committee by authorization of the Board of Directors of the Company submitted the Long-Term Performance Based Incentive Plan for Executive Officers (the "Long-Term Plan"), which was approved by shareholders on June 2, 2003. The Long-Term Plan allows executive management to earn performance units that convert into shares of restricted stock based on achieving defined total shareholder investment performance levels. Based on the Company’s performance from January 1, 2003, through December 31, 2005, 74,894 restricted shares of common stock were issued to executive management on March 14, 2006. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with the Company, these shares of restricted stock will vest 20% annually from 2006 through 2010.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of the Company’s common stock. The expected term of the Long-Term Plan is based on the criteria for the plan and the expected life of the awards. The Company uses a U.S. constant-maturity Treasury for the same term as the expected term of the Long-Term Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. The Company uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	6.38%
Expected life in years	3
Risk-free rate	1.99%
Dividend yield	9.60%

A summary of the status of the Long-Term Plan nonvested shares as of June 30, 2006, and the changes for the six months ended June 30, 2006, is presented below:

Weighted
Average
Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	75,895	$34.72
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	75,895	$34.72
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	75,895	$34.72

For the six and three months ended June 30, 2006, compensation costs related to the nonvested shares granted was approximately $10,300 and $20,700, respectively. As of June 30, 2006, there was approximately $186,200 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the weighted average period of 4.5 years. No shares vested during the three months ended June 30, 2006.

3. COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and six month periods ended June 30, 2006 and 2005, were as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Net income	$5,892	$8,193	$11,018	$12,519
Marked-to-market adjustment
on derivative instruments	7,088	(8,993)	17,505	2,308
Total comprehensive income	$12,980	$(800)	$28,523	$14,827

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three and six month periods ended June 30, 2006 and 2005, the ineffective portion of the hedging transactions was not significant.

5. SHARE AND UNIT INFORMATION

In May 2006, the Company closed on a public offering of 1,150,000 shares of common stock for which it received net proceeds of $59.5 million. The Company used $10 million of the net proceeds to redeem its 8 5/8% Series G Cumulative Redeemable Preferred Stock and the remainder to pay down indebtedness under the Company’s FNMA facilities.

At June 30, 2006, 24,025,183 common shares and 2,508,403 operating partnership units were outstanding, representing a total of 26,533,586 shares and units. Additionally, the Company had outstanding options for 246,952 shares of common stock at June 30, 2006, of which 116,865 were anti-dilutive. At June 30, 2005, 21,518,146 common shares and 2,633,065 operating partnership units were outstanding, representing a total of 24,151,211 shares and units. Additionally, the Company had outstanding options for 425,900 shares of common stock at June 30, 2005, of which 261,063 were anti-dilutive.

6. 8 5/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED STOCK

In 2002, the Company issued 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. The Company issued 400,000 shares of Series G in a direct placement with private investors (“Investors”) for which it received aggregate proceeds of $10 million. On or after November 15, 2004, the Company or the Investors could give the required one-year notice to redeem or put, respectively, all or part of the Series G shares beginning on or after November 15, 2005, in increments of $1 million. In the event the Investors elect to put all or a part of the Series G to the Company, the Company had the option to redeem all or a portion of the shares of the Series G in shares of common stock of the Company in lieu of cash.

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

On May, 26, 2006, the Company redeemed all 400,000 issued and outstanding shares of the Series G.

7. REAL ESTATE ACQUISITIONS

On April 27, 2006, the Company acquired the Grand Courtyard apartments, a 390-unit community located in Dallas, Texas.

8. DISCONTINUED OPERATIONS

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

In April 2006, the Company entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. In accordance with Statement 144 these communities were considered held for sale in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and six months ended June 30, 2006, and 2005, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Rental revenues	$606	$597	$1,229	$1,796
Other revenues	26	(11)	51	32
Total revenues	632	586	1,280	1,828
Expenses
Property operating expenses	334	481	802	1,602
Interest expense	100	3	202	132
Asset impairment	-	149	-	243
Total expense	434	633	1,004	1,977
Gain (loss) from discontinued operations before
gain on sale and settlement proceeds	198	(47)	276	(149)
Net loss on insurance and other settlement
proceeds	-	-	-	(25)
Gain (loss) from discontinued operations	$198	$(47)	$276	$(174)

9. SEGMENT INFORMATION

At June 30, 2006, the Company owned or had an ownership interest in 135 multifamily apartment communities, including the apartment communities owned by the Company’s joint venture, in 12 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long-term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

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

Revenue Recognition

The Company leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents. Interest, management fees, and all other sources of income are recognized as earned.

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

The Company measures ineffectiveness using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the interest rate swaps and caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

OVERVIEW OF THE THREE MONTHS ENDED JUNE 30, 2006

The Company’s operating results for the three months ended June 30, 2006, benefited from continued improvement in market conditions, helping the Company grow occupancy and rental rates at the Company’s communities. The Company also benefited from the increase in the number of apartments owned.

	June 30, 2006	June 30, 2005
Total Portfolio (includes partial ownership in joint ventures)
Number of apartment units	39,179	37,365
Number of apartment communities	135	130

100% Owned (excludes partial ownership in joint ventures)
Number of apartment units	38,657	36,843
Number of apartment communities	134	129
Average monthly rent (excluding joint ventures)	$711	$688
Average physical occupancy (excluding joint ventures)	95.0%	94.2%

Increasing operating and administrative expenses offset some of the benefit of the revenue increases. Rising interest rates and an increase in the Company’s owned assets also caused interest expense to rise compared to the same period a year ago. In the first six months of 2006, the Company refinanced approximately $28 million of debt, including the $10 million of the Company’s 8 5/8% Series G Cumulative Redeemable Preferred Stock which had been reclassified as debt, in order to take advantage of lower interest rates. As a result, the company wrote-off deferred finance costs of $551,000.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2006. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Property revenues for the three months ended June 30, 2006, increased by approximately $7,898,000 from the three months ended June 30, 2005, due to (i) a $1,966,000 increase in property revenues from the three properties acquired in 2006 (the “2006 Acquisitions”), (ii) a $1,839,000 increase in property revenues from the two properties acquired after the first quarter of 2005 (the “Two 2005 Acquisitions”), and (iii) $4,093,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by the Company’s same store portfolio and was driven by a 13% reduction in vacancy and a 10% increase in utility reimbursements from the second quarter of 2005 to the second quarter of 2006.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2006, increased by approximately $2,439,000 from the three months ended June 30, 2005, due primarily to increases of property operating expenses of (i) $884,000 from the 2006 Acquisitions, (ii) $738,000 from the Two 2005 Acquisitions, and (iii) $817,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of the Company’s same store portfolio and was driven by an increase in maintenance salaries due to higher occupancy levels.

Depreciation expense increased by approximately $1,271,000 primarily due to the increases of depreciation expense of (i) $510,000 from the 2006 Acquisitions, (ii) $441,000 from the Two 2005 Acquisitions, (iii) $105,000 from the addition of the amortization of fair market value of leases of acquired communities and (iv) $215,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses increased by approximately $572,000 from the second quarter of 2005 to the second quarter of 2006 primarily related to an increase in personnel incentives as a result of property performances. General and administrative expenses increased by approximately $519,000 over this same period with a partial increase attributable to a rise in salaries, but no individual items accounting for any significant amount of the increase.

Interest expense increased approximately $1,429,000 in the three months ended June 30, 2006, from the three months ended June 30, 2005, primarily due to the increase in the amount of debt outstanding of $1.09 billion at June 30, 2005, to $1.13 billion at June 30, 2006, and the increase in the Company’s average borrowing cost from 5.2% over the three months ended June 30, 2005, to 5.5% over the three months ended June 30, 2006.

In the three months ended June 30, 2005, the Company benefited from the sale of two properties which it 33.33% owned through a joint venture. The sale of these properties resulted in a gain to the Company of approximately $3,034,000 as well as an incentive fee of $1,723,000. In this same period, the Company recorded a gain of approximately $334,000 from the sale of land.

Primarily as a result of the foregoing, net income decreased by approximately $2,301,000 in the second three months of 2006 from the second three months of 2005.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Property revenues for the six months ended June 30, 2006, increased by approximately $14,920,000 from the six months ended June 30, 2005, due to (i) a $2,573,000 increase in property revenues from the 2006 Acquisitions, (ii) a $4,465,000 increase in property revenues from the three properties acquired in 2005 (the “2005 Acquisitions”), and (iii) $7,882,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by the Company’s same store portfolio and was driven by increased occupancy levels over 2005, increased utility reimbursements and a decrease in net delinquencies.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2006, increased by approximately $4,307,000 from the six months ended June 30, 2005, due primarily to increases of property operating expenses of (i) $1,108,000 from the 2006 Acquisitions, (ii) $1,706,000 from the 2005 Acquisitions, and (iii) $1,493,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of the Company’s same store portfolio and was driven by an increase in personnel expense as higher occupancy drove overtime and contract expenses above the levels experienced in the prior year.

Depreciation expense increased by approximately $2,151,000 primarily due to the increases of depreciation expense of (i) $633,000 from the 2006 Acquisitions, (ii) $828,000 from the 2005 Acquisitions, and (iii) $880,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a net decrease in depreciation expense of (i) $190,000 from the expiration of the amortization of fair market value of leases of acquired communities.

Property management expenses increased by approximately $275,000 from the first six months of 2005 to the first six months of 2006 primarily related to an increase in personnel incentives and franchise and excise taxes both resulting from improved property operations. General and administrative expenses increased by approximately $1,224,000 over this same period partially related to increased salaries and an increase in cash bonuses earned related to 2005 performance results as determined by the Board of Directors.

Interest expense increased approximately $3,461,000 in the six months ended June 30, 2006, from the six months ended June 30, 2005, primarily due to the increase in the amount of debt outstanding of $1.09 billion at June 30, 2005, to $1.13 billion at June 30, 2006, and the increase in the Company’s average borrowing cost from 5.1% over the six months ended June 30, 2005, to 5.5% over the six months ended June 30, 2006.

In the first six months of 2006, the Company refinanced the debt on four of its communities primarily to take advantage of the lower interest rate environment. This resulted in a loss on debt extinguishment of approximately $551,000.

In the six months ended June 30, 2005, the Company benefited from the sale of two properties which it 33.33% owned through a joint venture. The sale of these properties resulted in a gain to the Company of approximately $3,034,000 as well as an incentive fee of $1,723,000. In this same period, the Company recorded a gain of approximately $334,000 from the sale of land.

Primarily as a result of the foregoing, net income decreased by approximately $1,501,000 in the first six months of 2006 from the first six months of 2005.

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

The following table is a reconciliation of FFO to net income for the three and six months ended June 30, 2006, and 2005 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net income	$5,892	$8,193	$11,018	$12,519
Depreciation of real estate assets	19,171	17,909	37,604	35,469
Net (gain) loss on insurance and other settlement proceeds	(225)	16	(225)	9
Gain on dispositions within real estate joint ventures	-	(3,034)	-	(3,034)
Net loss on insurance and other settlement proceeds
of discontinued operations	-	-	-	25
Depreciation of real estate assets of
discontinued operations	1	160	160	318
Depreciation of real estate assets of
real estate joint ventures	121	115	261	247
Preferred dividend distribution	(3,491)	(3,635)	(6,981)	(7,348)
Minority interest in operating partnership income	408	778	821	1,038
Funds from operations	$21,877	$20,502	$42,658	$39,243

Weighted average shares and units:
Basic	25,662	23,984	25,160	23,774
Diluted	25,884	24,258	25,387	24,053

Net income for the three and six months ended June 30, 2006, decreased as the gains recorded in 2005 and the increase in interest expense more than offset improved property performance. FFO for the same periods increased as the impact of the 2005 gains is eliminated as well as the impact from increased depreciation expense partially resulting from new acquisitions.

TRENDS

In the second quarter of 2006, property performance continued to show the benefit of improving market conditions, which was strong throughout most of the Company’s markets. Areas that had been weak for several years, especially Atlanta, Dallas, and Austin, continued to show improved demand, and Houston, which recovered in the latter half of 2005, continued to be strong.

The Company believes that the primary driver of demand by apartment residents is job formation, and this continued to show solid momentum in most of the Company’s larger metro areas. Some of the smaller and mid-size markets in which the Company operates, such as Jackson, MS, Jacksonville, FL, and Columbus, GA remained reasonably strong during the market downturn that preceded this period, and continued to show solid performance. At the same time, the Company has noticed that in some of its markets, supply pressures have been surprisingly muted, and it believes that two factors are at work. In some markets, especially in Florida, some apartment communities have been taken off the rental market and converted to condominiums. Construction and development costs for new apartments also seem to have risen substantially for a variety of reasons, and this has made the economics of building apartments to compete with the Company’s properties less attractive. Rising interest rates have impacted developers’ costs, and this may also have reduced the amount of competition that we face from single-family homes. The cooling of housing markets may also have caused some first time home buyers to delay their purchases.

The Company faces cost pressures from increasing operating expenses, especially insurance and real estate tax costs, as well as increasing prices on materials that it uses in maintaining its apartments.

The Company believes that this situation of improved demand, a reduced rate of increase in supply, and reduced competition from single family homes, even while somewhat offset by rising expenses, will continue to contribute to better operating results for the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $5.5 million from $55.0 million in the first six months of 2005 to $60.5 million in the first six months of 2006 primarily resulting from an increase in cash flows from improved property operations during the first six months of 2006 over the same period in 2005 which were only partially offset by increased interest expenses.

Net cash used in investing activities increased during the first six months of 2006 from the first six months of 2005 to approximately $98.8 million from $34.6 million mainly related to the additional $34.9 million of cash used for acquisitions in the first six months of 2006 over 2005. During the first six months of 2005, the Company received distributions from its real estate joint ventures of $14.8 million which included the Company’s portion from the sale of two properties in one of its joint ventures, a payoff to the Company of a mezzanine loan and an incentive fee. Distributions from real estate joint ventures for the first six months of 2006 totaled only $137,000.

The first six months of 2006 provided net cash from financing activities of $35.6 million while the first six months of 2005 used net cash for financing activities of $22.9 million. This change was driven by a $66.9 million increase in proceeds from issuances of common shares over these periods as the Company raised $59.5 million from a public offering in May 2006. Part of the proceeds were then used to partially pay down outstanding debt under the Company’s credit facilities which accounts for the $28.0 million change from $26.3 million increase in credit lines in the first six months of 2005 to $1.7 million decrease in credit lines over the same period in 2006.

The weighted average interest rate at June 30, 2006, for the $1.13 billion of debt outstanding was 5.6% compared to 5.3% on $1.09 billion of debt outstanding at June 30, 2005. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk. More details on the Company’s borrowings can be found in the schedule presented later in this section.

At June 30, 2006, the Company had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity and availability to borrow of $1.1 billion at June 30, 2006. The Company had total borrowings outstanding under these credit facilities of $935 million at June 30, 2006.

Approximately 72% of the Company’s outstanding obligations at June 30, 2006, were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $947 million of which was available to borrow at June 30, 2006. The Company had total borrowings outstanding under the FNMA Facilities of $806 million at June 30, 2006. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.04% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62% to 0.795%.

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

On May 26, 2005, the Company gave the required one year notice to redeem all of the issued and outstanding shares of its 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”), for the total redemption price of $10 million. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying condensed consolidated financial statements. On May 26, 2006, the Company completed the redemption of the Series G.

As of June 30, 2006, the Company had interest rate swaps in effect totaling a notional amount of $694 million. To date, these swaps have proven to be highly effective hedges. The Company had also entered into a forward interest rate swap with a notional amount of $10 million that goes into effect on July 7, 2006. As of June 30, 2006, the Company had interest rate cap agreements totaling a notional amount of approximately $42 million.

Summary details of the debt outstanding at June 30, 2006, follow in the table below:

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$876,062,701	5.7%	5/19/2011	5/19/2011
Tax Exempt			73,640,000	4.3%	1/27/2012	1/27/2012
Subtotal Fixed Rate or Swapped			949,702,701	5.6%	6/7/2011	6/7/2011
Variable Rate
Conventional			122,651,575	6.0%	8/25/2006	5/9/2012
Tax Exempt			10,855,004	4.5%	7/15/2006	5/30/2020
Conventional - Capped			17,936,000	6.0%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090,000	4.3%	11/25/2009	11/25/2009
Subtotal Variable Rate			175,532,579	5.7%	8/17/2006	3/11/2013
Total Combined Debt Outstanding			$1,125,235,280	5.6%	9/6/2010	9/15/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$133,062,701	4.8%	3/5/2015	3/5/2015
Tax Exempt Fixed Rate			12,310,000	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760,004	4.7%	7/15/2006	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$91,515,000	$91,515,000	91,515,000	4.3%	7/15/2006	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	1/10/2009	1/10/2009
Variable Rate Borrowings	748,485,000	745,314,000	604,318,000	6.0%	8/30/2006	4/2/2013
Subtotal FNMA Facilities	950,000,000	946,829,000	805,833,000	5.9%	12/20/2006	10/11/2012
Freddie Mac Credit Facility I	100,000,000	96,404,000	96,404,000	5.9%	9/7/2006	7/1/2011
Freddie Mac Credit Facility II	200,000,000	29,825,000	29,825,000	5.9%	8/1/2006	6/2/2014
AmSouth Credit Facility	40,000,000	30,203,438	3,040,575	7.0%	7/31/2006	5/24/2007
Union Planters Bank			40,000,000	6.2%	7/30/2006	4/1/2009
Total Underlying Debt Outstanding			$1,125,235,280	5.7%	2/16/2008	2/4/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$633,000,000	4.8%	10/14/2010
LIBOR indexed (forward swap)			10,000,000	5.7%	3/1/2014
BMA indexed			61,330,000	3.3%	9/10/2008
Total Interest Rate Swaps			$704,330,000	4.7%	8/25/2010

Interest Rate Caps
LIBOR indexed			$17,936,000	6.2%	11/13/2009
BMA indexed			24,090,000	6.0%	11/25/2009
Total Interest Rate Caps			$42,026,000	6.1%	11/19/2009

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $806 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the six months ended June 30, 2006, the Company’s net cash provided by operating activities exceeded improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $6.1 million. This compares to coverage of approximately $9.3 million for the same period in 2005. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of June 30, 2006, (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt (1)	$21,912	$7,023	$109,900	$106,201	$121,268	$758,931	$1,125,235
Operating Lease	2	4	4	-	-	-	10
Total	$21,914	$7,027	$109,904	$106,201	$121,268	$758,931	$1,125,245

(1) Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 13 in the Company’s 2005 Annual Report on Form 10-K.

The Company’s investment in its real estate joint venture is unconsolidated and is recorded on the equity method as the Company does not have a controlling interest.

INSURANCE

Management believes that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks. The Company renegotiated its insurance programs July 1, 2006, and because of the significant reduction in available insurance for windstorm events and resulting large increase in cost, purchased property insurance with limits reduced from prior years. The Company self-insures the first $500,000 of individual property losses, and, if greater, the first 10% of property losses caused by named windstorms and earthquakes, with a limit per event of $40 million for windstorm and earthquake damage. According to the Company’s risk consultant, approximately 20% of the Company’s property value is located in “Wind Tier 1” risk areas (predominately certain parts of Florida) and 12% in the New Madrid earthquake risk zone. The Company does not own any direct coastal frontage property. The largest loss event from windstorm damage (tornado) the Company has experienced was $3.9 million in 1999. The Company experienced combined total losses of $2.2 million from windstorms in 2004 and 2005, with the biggest loss ($1.1 million) from Hurricane Francis in 2004. The Company’s insurance program is subject to review by its principal lenders.

INFLATION

Substantially all of the resident leases at the Company’s communities allow, at the time of renewal, for adjustments in the rent payable hereunder, and thus may enable the Company to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation.

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

Item 4.  Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company also has an investment in an unconsolidated entity which is not under its control. Consequently, the Company’s disclosure controls and procedures with respect to this entity are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE TAXATION OF CORPORATE DIVIDENDS MAY ADVERSELY AFFECT THE VALUE OF THE COMPANY’S STOCK

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of the Company was held on May 16, 2006.

Nominees George E. Cates, John S. Grinalds, Simon R.C. Wadsworth and Mary E. McCormick were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	For	Withheld
George E. Cates	19,592,256	142,407
John S. Grinalds	19,671,281	63,382
Simon R.C. Wadsworth	18,578,247	1,156,416
Mary E. McCormick	19,690,910	43,753

Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the 2006 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

	For	Against	Abstain
Ernst & Young LLP	19,678,789	28,588	27,285

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
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
3.12
First Amendment to the Bylaws of Mid-America Apartment Communities, Inc. dated May 2, 2006 (Filed as Exhibit 3.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).

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

10.41
Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid-America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 2, 2006 (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on June 7, 2006 and incorporated herein by reference).

10.42†
Mid-America Apartment Communities, Inc. Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective January, 1 2005 (Filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.43†
Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.44 †
Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.45†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference).
10.46†	2006 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).
14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
† Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: August 3, 2006                                 /s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)