Form 10-Q
period 2006-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2006-11-02
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at October 19, 2006
Common Stock, $.01 par value	24,491,514

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005
(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets:
Real estate assets:
Land	$204,569	$179,523
Buildings and improvements	1,888,083	1,740,818
Furniture, fixtures and equipment	50,032	46,301
Capital improvements in progress	10,549	4,175
	2,153,233	1,970,817
Less accumulated depreciation	(522,721)	(473,421)
	1,630,512	1,497,396

Land held for future development	2,360	1,366
Commercial properties, net	6,966	7,345
Investments in and advances to real estate joint venture	3,839	4,182
Real estate assets, net	1,643,677	1,510,289

Cash and cash equivalents	7,689	14,064
Restricted cash	5,186	5,534
Deferred financing costs, net	15,715	15,338
Other assets	38,730	20,181
Goodwill	5,051	5,051
Assets held for sale	7,435	-
Total assets	$1,723,483	$1,570,457

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,202,217	$1,140,046
Accounts payable	678	3,278
Accrued expenses and other liabilities	50,827	28,380
Security deposits	7,498	6,429
Liabilities associated with assets held for sale	213	-
Total liabilities	1,261,433	1,178,133

Minority interest	32,207	29,798

Shareholders' equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference:
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
24,489,874 and 22,048,372 shares issued and outstanding at
September 30, 2006, and December 31, 2005, respectively	245	220
Additional paid-in capital	782,249	671,885
Other	-	(2,422)
Accumulated distributions in excess of net income	(363,717)	(314,352)
Accumulated other comprehensive income	10,999	7,128
Total shareholders' equity	429,843	362,526
Total liabilities and shareholders' equity	$1,723,483	$1,570,457

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2006 and 2005
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues:
Rental revenues	$79,132	$72,136	$230,396	$209,463
Other property revenues	3,564	2,735	10,558	8,746
Total property revenues	82,696	74,871	240,954	218,209
Management fee income	53	51	157	272
Total operating revenues	82,749	74,922	241,111	218,481
Property operating expenses:
Personnel	9,774	9,233	28,230	26,140
Building repairs and maintenance	3,354	3,195	8,737	8,107
Real estate taxes and insurance	10,653	9,347	30,158	28,205
Utilities	5,468	4,784	14,726	12,941
Landscaping	2,207	2,048	6,429	5,926
Other operating	3,655	3,758	10,690	10,598
Depreciation	19,613	19,017	57,899	55,152
Total property operating expenses	54,724	51,382	156,869	147,069
Property management expenses	3,616	2,749	9,591	8,449
General and administrative expenses	2,665	2,329	8,708	7,148
Income from continuing operations before non-operating items	21,744	18,462	65,943	55,815
Interest and other non-property income	162	70	494	357
Interest expense	(15,505)	(15,251)	(47,039)	(43,324)
Gain (loss) on debt extinguishment	-	12	(551)	(82)
Amortization of deferred financing costs	(519)	(462)	(1,508)	(1,411)
Minority interest in operating partnership income	(375)	(91)	(1,196)	(1,129)
(Loss) income from investments in real estate joint ventures	(16)	(52)	(135)	73
Incentive fee from real estate joint ventures	-	-	-	1,723
Net (loss) gain on insurance and other settlement proceeds	(54)	874	171	865
Gain on sale of non-depreciable assets	32	-	32	334
Gain on disposition within real estate joint ventures	-	-	-	3,034
Income from continuing operations	5,469	3,562	16,211	16,255
Discontinued operations:
Income from discontinued operations before
asset impairment, settlement proceeds and gain on sale	161	53	437	147
Asset impairment on discontinued operations	-	-	-	(243)
Net loss on insurance and other settlement proceeds on
discontinued operations	-	-	-	(25)
Net income	5,630	3,615	16,648	16,134
Preferred dividend distribution	3,491	3,490	10,472	10,838
Net income available for common shareholders	$2,139	$125	$6,176	$5,296

Weighted average shares outstanding (in thousands):
Basic	23,990	21,548	23,099	21,278
Effect of dilutive stock options	225	296	226	284
Diluted	24,215	21,844	23,325	21,562

Net income available for common shareholders	$2,139	$125	$6,176	$5,296
Discontinued property operations	(161)	(53)	(437)	121
Income from continuing operations available for common shareholders	$1,978	$72	$5,739	$5,417

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.08	$0.01	$0.25	$0.25
Discontinued property operations	0.01	-	$0.02	-
Net income available for common shareholders	$0.09	$0.01	$0.27	$0.25

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.08	$0.01	$0.24	$0.25
Discontinued property operations	0.01	-	$0.02	-
Net income available for common shareholders	$0.09	$0.01	$0.26	$0.25

Dividends declared per common share (1)	$0.595	$1.180	$2.380	$2.350

(1) The Company declared and paid $1.785 per common share during the nine months ended September 30, 2006.
During this same period the Company also declared an additional $0.595 per common share that will not be paid until October 31, 2006.
The Company declared and paid $1.755 per common share during the nine months ended September 30, 2005.
During this same period the Company also declared an additional $0.595 per common share that was not paid until October 31, 2005.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$16,648	$16,134
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations before asset impairment, settlement
proceeds and gain on sale	(437)	(147)
Depreciation and amortization of deferred financing costs	59,407	56,563
Stock compensation expense	1,009	574
Amortization of debt premium	(1,407)	(1,397)
Loss (income) from investments in real estate joint ventures	135	(73)
Minority interest in operating partnership income	1,196	1,129
Loss on debt extinguishment	551	82
Derivative interest (income) expense	(130)	-
Gain on sale of non-depreciable assets	(32)	(334)
Gain on disposition within real estate joint ventures	-	(3,034)
Incentive fee from real estate joint ventures	-	(1,723)
Net loss on insurance and other settlement proceeds on discontinued
operations	-	25
Asset impairment on discontinued operations	-	243
Net (gain) loss on insurance and other settlement proceeds	(171)	(865)
Changes in assets and liabilities:
Restricted cash	89	(2,241)
Other assets	(6,168)	(26)
Accounts payable	(2,476)	1,825
Accrued expenses and other	7,877	9,013
Security deposits	1,069	577
Net cash provided by operating activities	77,160	76,325
Cash flows from investing activities:
Purchases of real estate and other assets	(165,723)	(103,592)
Improvements to existing real estate assets	(30,212)	(18,495)
Distributions from real estate joint ventures	208	14,795
Proceeds from disposition of real estate assets	2,039	9,790
Net cash used in investing activities	(193,688)	(97,502)
Cash flows from financing activities:
Net change in credit lines	63,374	28,348
Proceeds from notes payable	27,842	19,486
Principal payments on notes payable	(29,189)	(1,991)
Payment of deferred financing costs	(2,204)	(789)
Proceeds from issuances of common shares and units	106,149	29,833
Distributions to unitholders	(4,412)	(4,579)
Dividends paid on common shares	(40,935)	(37,333)
Dividends paid on preferred shares	(10,472)	(10,838)
Net cash provided by financing activities	110,153	22,137
Net decrease in cash and cash equivalents	(6,375)	960
Cash and cash equivalents, beginning of period	14,064	9,133
Cash and cash equivalents, end of period	$7,689	$10,093

Supplemental disclosure of cash flow information:
Interest paid	$48,919	$45,333
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$330	$229
Issuance of restricted common shares	$14	$813
Interest capitalized	$115	$-
Marked-to-market adjustment on derivative instruments	$3,871	$16,029
Fair value adjustment on debt assumed	$1,553	$2,277
Reclass of preferred stock from equity to liabilities	$-	$10,000

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and the Company’s accounting policies in effect as of December 31, 2005, as set forth in the Company’s annual consolidated financial statements, as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company adopted Statement 123(R) effective January 1, 2006 using the “modified prospective” method permitted by Statement 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The effect of adopting Statement 123(R) for the three months ending September 30, 2006 was an increase of approximately $197,800 in net income from continuing operations and in net income, resulting in an increase of approximately $0.01 in both basic and diluted earnings per share. The effect of adopting Statement 123(R) for the nine months ending September 30, 2006 was an increase of approximately $466,200 in net income from continuing operations and in net income, resulting in an increase of approximately $0.02 in both basic and diluted earnings per share. These increases occurred primarily because the fair market values assigned to certain plans at grant date were not impacted by the increase in share price that the Company has experienced over the last two years, resulting in plans generating higher payouts for participants than their fair market value models would have predicted based on then stock price volatility. This series of events resulted in the expense booked to compensation expense in accordance with Statement 123(R) being smaller than the actual number of shares issued times their issue price. The adoption of Statement 123(R) had no impact on cash flow from operations or cash flow from financing activities.

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

	September 30, 2005
	Three	Nine
	Months	Months
	Ended	Ended
Net income	$3,615	$16,134
Preferred dividend distribution	3,490	10,838
Net income available for
common shareholders	125	5,296
Add: Stock-based employee
compensation expense included
in reported net income	-	-
Less: Stock-based employee
compensation expense from
employee stock purchase plan discount	9	23
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	26	82
Pro forma net income available for
common shareholders	$90	$5,191

Average common shares outstanding - Basic	21,548	21,278
Average common shares outstanding - Diluted	21,844	21,562

Net income available per common share:
Basic as reported	$0.01	$0.25
Basic pro forma	$0.00	$0.24
Diluted as reported	$0.01	$0.25
Diluted pro forma	$0.00	$0.24

Assumptions:(1)
Risk free interest rate	N/A	N/A
Expected life - Years	N/A	N/A
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A

(1) No grants were issued in the periods shown.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of the Company. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. No shares were purchased during the three months ended September 30, 2006 and 2005. Because it is not possible to reasonably estimate fair value at the grant date, the Company estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the three and nine months ending September 30, 2006 were approximately $12,300 and $36,900, respectively.

Incentive Plans Overview and Summary

The Company’s stock compensation plans consist of the ESPP and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost under the Plans was approximately $245,100 and $147,800 for the three months ended September 30, 2006 and 2005, respectively, and approximately $615,400 and $347,700 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the total unrecognized compensation cost related to the Plans was approximately $3.0 million. This cost is expected to be recognized over the weighted average period of 4.4 years. Information concerning specific grants under the Plans is listed below.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Volatility	N/A	N/A	N/A	N/A
Expected life	N/A	N/A	N/A	N/A
Risk-free rate	N/A	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A	N/A

A summary of option activity under the Plans as of September 30, 2006, and the changes during the nine months then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 1, 2006	398,052	$24.83
Granted	-	-
Exercised	(123,360)	24.09
Forfeited or expired	(7,350)	26.03
Outstanding at March 31, 2006	267,342	$25.14	3.8	$7,916,799
Granted	-	-
Exercised	(6,570)	23.82
Forfeited or expired	(13,820)	25.52
Outstanding at June 30, 2006	246,952	$25.12	3.7	$7,563,212
Granted	-	-
Exercised	(14,500)	25.61
Forfeited or expired	-	-
Outstanding at September 30, 2006	232,452	$25.09	3.5	$5,832,955
Exercisable at September 30, 2006	160,347	$24.90	2.6	$3,992,835

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was approximately $461,500 and $332,100, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was approximately $4.4 million and $3.6 million, respectively. Cash received from the exercise of options for the three and nine months ended September 30, 2006, was approximately $371,400 and $3.5 million, respectively.

Executive 2000 Restricted Stock

In 2000, the Company issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of the Company’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of September 30, 2006, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	5,375	$22.19
Granted	-
Vested	(1,075)	$22.19
Forfeited	-
Nonvested at March 31, 2006	4,300	$22.19
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	4,300	$22.19
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	4,300	$22.19

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $6,000 and $17,900, respectively. As of September 30, 2006 there was approximately $81,500 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 3.4 years. No shares vested during the three months ended September 30, 2006.

Key Managers 2002 Restricted Stock

In 2002, the Company issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of the Company’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of the Company, as of September 30, 2006, only 81,916 shares remain issued. These shares will vest 20% a year for five consecutive years beginning in 2007. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	86,477	$25.65
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	86,477	$25.65
Granted	-
Vested	-
Forfeited	(4,561)	$25.65
Nonvested at June 30, 2006	81,916	$25.65
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	81,916	$25.65

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $55,000 and $164,900, respectively. As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 5.3 years. No shares vested during the three months ended September 30, 2006.

Executive 2005 Restricted Stock

In 2005, the Company issued 8,852 restricted shares of common stock to executive management under the 2004 Stock Plan with a grant date fair value of $38.50 per share. These shares will vest in two equal amounts in 2006 and 2007. Recipients will receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2005 Restricted Stock nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,852	$38.50
Granted	-
Vested	(4,426)	$38.50
Forfeited	-
Nonvested at March 31, 2006	4,426	$38.50
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	4,426	$38.50
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	4,426	$38.50

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $42,600 and $127,800, respectively. As of September 30, 2006, there was approximately $71,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.4 years. No shares vested during the three months ended September 30, 2006.

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

A summary of the status of the Director Restricted Stock nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,596	$40.71
Granted	73	$56.60
Vested	-
Forfeited	(1,228)	$40.71
Nonvested at March 31, 2006	7,441	$40.87
Granted	-
Vested	(3,757)	$41.02
Forfeited	-
Nonvested at June 30, 2006	3,684	$40.71
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	3,684	$40.71

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $25,000 and $82,900, respectively. As of September 30, 2006, there was approximately $113,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.6 years. No shares vested during the three months ended September 30, 2006.

Director 2006 Restricted Stock Plan

At the 2006 Annual Meeting of Shareholders 4,774 shares of restricted stock were granted to non-employee directors with a grant date fair value of $52.34 per share. The grant date fair value is determined by the closing trading price of the Company’s shares on the day prior to the date of the grant.

A summary of the status of the Director Restricted Stock nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

Weighted
Average
Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	-
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	-
Granted	4,774	$52.34
Vested	-
Forfeited	-
Nonvested at June 30, 2006	4,774	$52.34
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	4,774	$52.34

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $18,800 and $28,300, respectively. As of September 30, 2006, there was approximately $221,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 1.5 years. No shares vested during the three months ended September 30, 2006.

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

A summary of the status of the 2005 Plan nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

Weighted
Average
Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	36,691	$45.42
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	36,691	$45.42
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	36,691	$45.42
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	36,691	$45.42

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $62,100 and $185,000, respectively. As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The Company’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $1.2 million unrecognized cost will be recognized over the weighted average period of 4.8 years. No shares vested during the three months ended September 30, 2006.

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

A summary of the status of the Long-Term Plan nonvested shares as of September 30, 2006, and the changes for the nine months ended September 30, 2006, is presented below:

Weighted
Average
Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	75,895	$34.72
Granted	-
Vested	-
Forfeited	-
Nonvested at March 31, 2006	75,895	$34.72
Granted	-
Vested	-
Forfeited	-
Nonvested at June 30, 2006	75,895	$34.72
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2006	75,895	$34.72

For the three and nine months ended September 30, 2006, compensation costs related to the nonvested shares granted was approximately $10,300 and $31,000, respectively. As of September 30, 2006, there was approximately $176,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the weighted average period of 4.3 years. No shares vested during the three months ended September 30, 2006.

3. COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and nine month periods ended September 30, 2006 and 2005, were as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Net income	$5,630	$3,615	$16,648	$16,134
Marked-to-market adjustment
on derivative instruments	(13,634)	13,721	3,871	16,029
Total comprehensive income	$(8,004)	$17,336	$20,519	$32,163

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

All of the Company’s derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three and nine month periods ended September 30, 2006 and 2005, the ineffective portion of the hedging transactions was not significant.

5. SHARE AND UNIT INFORMATION

At September 30, 2006, 24,489,874 common shares and 2,493,325 operating partnership units were outstanding, representing a total of 26,983,199 shares and units. Additionally, the Company had outstanding options for 232,452 shares of common stock at September 30, 2006, of which 99,743 were anti-dilutive. At September 30, 2005, 21,748,081 common shares and 2,615,419 operating partnership units were outstanding, representing a total of 24,363,500 shares and units. Additionally, the Company had outstanding options for 404,918 shares of common stock at September 30, 2005, of which 217,782 were anti-dilutive.

6. REAL ESTATE ACQUISITIONS

On September 6, 2006, the Company acquired the Reserve at Woodwind Lakes apartments, a 328-unit community located in Houston, Texas.

On September 29, 2006, the Company acquired the Talus Ranch and Sansol apartments, representing a total of 480 units in Phoenix, Arizona. The Company plans to operate the two properties as one community.

7. DISCONTINUED OPERATIONS

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

The following is a summary of discontinued operations for the three and nine months ended September 30, 2006, and 2005, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Rental revenues	$597	$586	$1,826	$2,382
Other revenues	24	24	75	56
Total revenues	621	610	1,901	2,438
Expenses
Property operating expenses	351	476	1,153	2,078
Interest expense	109	81	311	213
Asset impairment	-	-	-	243
Total expense	460	557	1,464	2,534
Income (loss) from discontinued operations before
gain on sale and settlement proceeds	161	53	437	(96)
Net loss on insurance and other settlement
proceeds	-	-	-	(25)
Income (loss) from discontinued operations	$161	$53	$437	$(121)

8. SEGMENT INFORMATION

At September 30, 2006, the Company owned or had an ownership interest in 137 multifamily apartment communities, including the apartment communities owned by the Company’s joint venture, in 13 different states from which it derives all significant sources of earnings and operating cash flows. The Company’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Company. The Company’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Company’s return criteria and long-term investment goals. The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

9. SUBSEQUENT EVENTS

On October 12, 2006, the Company acquired the Oaks at Wilmington Island apartments, a 306-unit community located in Savannah, Georgia.

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

Development costs, which are limited to adding new units to three existing properties, are capitalized in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

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

OVERVIEW OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The Company’s operating results for the three months ended September 30, 2006, benefited from continued improvement in market conditions, helping the Company grow occupancy from the prior quarter and increase rental rates at the Company’s communities. The Company also benefited from the increase in the number of apartments owned.

	September 30, 2006	September 30, 2005
Total Portfolio (includes partial ownership in joint ventures)
Number of apartment units	39,987	38,227
Number of apartment communities	137	132

100% Owned (excludes partial ownership in joint ventures)
Number of apartment units	39,465	37,705
Number of apartment communities	136	131
Average monthly rent (excluding joint ventures)	$720	$691
Average physical occupancy (excluding joint ventures)	95.8%	96.2%

Increasing operating and administrative expenses offset some of the benefit of the revenue increases.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2006. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Property revenues for the three months ended September 30, 2006, increased by approximately $7,825,000 from the three months ended September 30, 2005, due to (i) a $2,545,000 increase in property revenues from the five properties acquired in 2006 (the “2006 Acquisitions”), (ii) a $285,000 increase in property revenues from the two properties acquired after the first quarter of 2005 (the “Two 2005 Acquisitions”), and (iii) a $4,995,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by the Company’s same store portfolio and was driven by a 3.6% increase in average rent per unit and a reduction of concessions from 4.4% to 3.1% from the third quarter of 2005 to the third quarter of 2006.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended September 30, 2006, increased by approximately $2,746,000 from the three months ended September 30, 2005, due primarily to increases of property operating expenses of (i) $1,240,000 from the 2006 Acquisitions, (ii) $173,000 from the Two 2005 Acquisitions, and (iii) $1,333,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of the Company’s same store portfolio and was driven by an increase in insurance expense of $669,000 over the same quarter last year as a result of higher premiums incurred upon the Company’s policy renewal on July 1, 2006, and a 7.7% increase in utility rates as the Company experienced an increase in electricity, natural gas and water and sewer prices.

Depreciation expense increased by approximately $596,000 primarily due to the increases of depreciation expense of (i) $322,000 from the 2006 Acquisitions, (ii) $70,000 from the Two 2005 Acquisitions, and (iii) $811,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a net decrease in depreciation expense of (i) $607,000 from the expiration of the amortization of fair market value of leases of acquired communities.

Property management expenses increased by approximately $867,000 from the third quarter of 2005 to the third quarter of 2006 primarily related to an increase in personnel incentives and franchise and excise taxes both resulting from improved property operations. General and administrative expenses increased by approximately $336,000 over this same period. No individual items accounted for any significant amount of the increase.

Interest expense increased approximately $254,000 in the three months ended September 30, 2006, from the three months ended September 30, 2005, primarily due to the increase in the amount of debt outstanding of $1.14 billion at September 30, 2005, to $1.20 billion at September 30, 2006, and the increase in the Company’s average borrowing cost by 4 basis points from 5.39% over the three months ended September 30, 2005, to 5.43% over the three months ended September 30, 2006.

In the three months ended September 30, 2005, the Company benefited from a net gain on insurance and other settlement proceeds of approximately $874,000 mainly related to hurricane related claims.

Primarily as a result of the foregoing, net income increased by approximately $2,015,000 in the third quarter of 2006 from the third quarter of 2005.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Property revenues for the nine months ended September 30, 2006, increased by approximately $22,745,000 from the nine months ended September 30, 2005, due to (i) a $5,119,000 increase in property revenues from the 2006 Acquisitions, (ii) a $4,966,000 increase in property revenues from the three properties acquired in 2005 (the “2005 Acquisitions”), and (iii) $12,660,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by the Company’s same store portfolio and was driven by increased average rent per unit over 2005.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the nine months ended September 30, 2006, increased by approximately $7,053,000 from the nine months ended September 30, 2005, due primarily to increases of property operating expenses of (i) $2,348,000 from the 2006 Acquisitions, (ii) $1,816,000 from the 2005 Acquisitions, and (iii) $2,889,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of the Company’s same store portfolio and was driven by an increase in personnel expense as higher occupancy in the first two quarters drove overtime and contract labor expenses above the levels experienced in the prior year and increases in utility rates as the Company experienced an increase in electricity, natural gas and water and sewer prices in the first nine months of 2006.

Depreciation expense increased by approximately $2,747,000 primarily due to the increases of depreciation expense of (i) $955,000 from the 2006 Acquisitions, (ii) $1,249,000 from the 2005 Acquisitions, and (iii) $1,652,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a net decrease in depreciation expense of (i) $1,109,000 from the expiration of the amortization of fair market value of leases of acquired communities.

Property management expenses increased by approximately $1,142,000 from the first nine months of 2005 to the first nine months of 2006 primarily related to an increase in personnel incentives and franchise and excise taxes both resulting from improved property operations. General and administrative expenses increased by approximately $1,560,000 over this same period partially related to increased salaries and an increase in cash bonuses earned related to 2005 performance results as determined by the Board of Directors.

Interest expense increased approximately $3,715,000 in the nine months ended September 30, 2006, from the nine months ended September 30, 2005, primarily due to the increase in the amount of debt outstanding of $1.14 billion at September 30, 2005, to $1.20 billion at September 30, 2006, and the increase in the Company’s average borrowing cost by 20 basis points from 5.21% over the nine months ended September 30, 2005, to 5.41% over the nine months ended September 30, 2006.

In the first nine months of 2006, the Company refinanced the debt on four of its communities primarily to take advantage of the lower interest rate environment. This resulted in a loss on debt extinguishment of approximately $551,000.

In the nine months ended September 30, 2005, the Company benefited from the sale of two properties which it 33.33% owned through a joint venture. The sale of these properties resulted in a gain to the Company of approximately $3,034,000 as well as an incentive fee of $1,723,000. In this same period, the Company recorded a gain of approximately $334,000 from the sale of land.

Primarily as a result of the foregoing, net income increased by approximately $514,000 in the first nine months of 2006 from the first nine months of 2005.

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

The following table is a reconciliation of FFO to net income for the three and nine months ended September 30, 2006, and 2005 (dollars and shares in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net income	$5,630	$3,615	$16,648	$16,134
Depreciation of real estate assets	19,286	18,682	56,890	54,151
Net loss (gain) on insurance and other settlement proceeds	54	(874)	(171)	(865)
Gain on dispositions within real estate joint ventures	-	-	-	(3,034)
Net loss on insurance and other settlement proceeds
of discontinued operations	-	-	-	25
Depreciation of real estate assets of
discontinued operations	-	159	160	477
Depreciation of real estate assets of
real estate joint ventures	118	116	379	363
Preferred dividend distribution	(3,491)	(3,490)	(10,472)	(10,838)
Minority interest in operating partnership income	375	91	1,196	1,129
Funds from operations	$21,972	$18,299	$64,630	$57,542

Weighted average shares and units:
Basic	26,491	24,168	25,609	23,907
Diluted	26,716	24,465	25,835	24,192

FFO for the three and nine months ended September 30, 2006, increased primarily as the result of improved property performance.

TRENDS

In the third quarter of 2006, property performance continued to show the benefit of improving market conditions, which was strong throughout most of the Company’s markets. Areas that had been weak for several years, especially Atlanta, Dallas, and Austin, continued to show improved demand.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $835,000 from $76.3 million in the first nine months of 2005 to $77.2 million in the first nine months of 2006 primarily resulting from an increase in cash flows from improved property operations during the first nine months of 2006 over the same period in 2005.

Net cash used in investing activities increased during the first nine months of 2006 from the first nine months of 2005 to approximately $193.7 million from $97.5 million mainly related to the additional $62.1 million of cash used for acquisitions in the first nine months of 2006 over 2005. During the first nine months of 2005, the Company received distributions from its real estate joint ventures of $14.8 million which included the Company’s portion from the sale of two properties in one of its joint ventures, a payoff to the Company of a mezzanine loan and an incentive fee. Distributions from real estate joint ventures for the first nine months of 2006 totaled only $208,000.

The first nine months of 2006 provided net cash from financing activities of $110.2 million while the first nine months of 2005 provided net cash from financing activities of $22.1 million. This change was driven by a $76.3 million increase in proceeds from issuances of common shares over these periods as the Company raised $59.5 million from a public offering in May 2006. The Company has also issued approximately $53.5 million of common shares through its direct stock purchase program through the first nine months of 2006 compared to $23.0 million in the first nine months of 2005.

The weighted average interest rate at September 30, 2006, for the $1.20 billion of debt outstanding was 5.6% compared to 5.4% on $1.14 billion of debt outstanding at September 30, 2005. The Company utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage its current and future interest rate risk. More details on the Company’s borrowings can be found in the schedule presented later in this section.

At September 30, 2006, the Company had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“Freddie MAC”), and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity and availability to borrow of $1.1 billion at September 30, 2006. The Company had total borrowings outstanding under these credit facilities of $997 million at September 30, 2006.

Approximately 71% of the Company’s outstanding obligations at September 30, 2006, were borrowed through facilities with/or credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities have a combined line limit of $950 million, $947 million of which was available to borrow at September 30, 2006. The Company had total borrowings outstanding under the FNMA Facilities of $859 million at September 30, 2006. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security (“DMBS”) rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62% to 0.795%.

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

As of September 30, 2006, the Company had interest rate swaps in effect totaling a notional amount of $679 million. To date, these swaps have proven to be highly effective hedges. The Company also had interest rate cap agreements totaling a notional amount of approximately $42 million.

Summary details of the debt outstanding at September 30, 2006, follow in the table below:

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$876,294,192	5.6%	8/1/2011	8/1/2011
Tax Exempt			73,640,000	4.3%	1/27/2012	1/27/2012
Subtotal Fixed Rate or Swapped			949,934,192	5.5%	8/14/2011	8/14/2011
Variable Rate
Conventional			199,401,963	6.0%	10/3/2006	8/19/2012
Tax Exempt			10,855,004	4.5%	10/15/2006	5/30/2020
Conventional - Capped			17,936,000	5.9%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090,000	4.4%	11/25/2009	11/25/2009
Subtotal Variable Rate			252,282,967	5.8%	10/4/2006	3/2/2013
Total Combined Debt Outstanding			$1,202,217,159	5.6%	8/7/2010	12/11/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$148,294,192	5.0%	3/24/2015	3/24/2015
Tax Exempt Fixed Rate			12,310,000	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760,004	4.6%	10/15/2006	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$91,515,000	$91,515,000	91,515,000	4.4%	10/15/2006	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	110,000,000	110,000,000	110,000,000	7.2%	1/10/2009	1/10/2009
Variable Rate Borrowings	748,485,000	745,314,000	657,318,000	5.9%	9/20/2006	5/21/2013
Subtotal FNMA Facilities	950,000,000	946,829,000	858,833,000	5.9%	1/8/2007	11/28/2012
Freddie Mac Credit Facility I	100,000,000	96,404,000	96,404,000	5.9%	12/7/2006	7/1/2011
Freddie Mac Credit Facility II	200,000,000	29,825,000	29,825,000	5.7%	10/31/2006	6/2/2014
AmSouth Credit Facility	40,000,000	30,203,438	11,790,963	7.0%	10/31/2006	5/24/2007
Union Planters Bank			40,000,000	6.4%	10/31/2006	4/1/2009
Total Underlying Debt Outstanding			$1,202,217,159	5.8%	3/27/2008	3/2/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$618,000,000	5.5%	1/3/2011
BMA indexed			61,330,000	4.1%	9/10/2008
Total Interest Rate Swaps			$679,330,000	5.4%	10/18/2010

Interest Rate Caps
LIBOR indexed			$17,936,000	6.2%	11/13/2009
BMA indexed			24,090,000	6.0%	11/25/2009
Total Interest Rate Caps			$42,026,000	6.1%	11/19/2009

The Company believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. The Company is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $859 million of the Company’s debt. The interest rate market for FNMA DMBS, which in the Company’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of the Company’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, the Company would seek alternative sources of debt financing.

For the nine months ended September 30, 2006, the Company’s net cash provided by operating activities was short of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $8.9 million. This compares to excess coverage of approximately $5.1 million for the same period in 2005. While the Company has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in the Company’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event the Company would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of September 30, 2006, (dollars in 000’s):

Contractual	Payments Due by Period
Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt (1)	$21,162	$16,338	$110,496	$106,830	$121,933	$825,458	$1,202,217
Operating Lease	1	4	4	-	-	-	9
Total	$21,163	$16,342	$110,500	$106,830	$121,933	$825,458	$1,202,226

(1) Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 13 in the Company’s 2005 Annual Report on Form 10-K.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarification concerning the accounting for uncertainty in income taxes in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of Interpretation 48 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of Statement 157 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

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

Our management, with the participation of our principal executive officer and financial officers has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s Exchange Act filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company is subject to the following risks.

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

PROPERTY INSURANCE LIMITS MAY BE INADEQUATE AND DEDUCTIBLES MAY BE EXCESSIVE IN THE EVENT OF A CATASTOPHIC LOSS OR A SERIES OF MAJOR LOSSES, AND MAY CAUSE A BREACH OF A LOAN COVENANT

The Company has a significant proportion of its assets in areas exposed to windstorms and to the New Madrid earthquake zone. A major wind or earthquake loss, or series of losses, could require that the Company pay significant deductibles as well as additional amounts above the $40 million per occurrence limit of the Company’s insurance for these risks. The Company may then be judged to have breached one or more of its loan covenants, and any of the foregoing events could have a material adverse effect on the Company’s assets, financial condition, and results of operation.

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

10.1†
Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: November 2, 2006	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)