Form 10-K
period 2006-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2007-02-28
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______
Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1543819
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6584 POPLAR AVENUE, SUITE 300
MEMPHIS, TENNESSEE	38138
(Address of principal executive offices)	(Zip Code)
(901) 682-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock,
Par value $.01 per share	New York Stock Exchange
Series H Cumulative Redeemable Preferred Stock,
Par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: [None]

     Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐Yes ☒No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒Yes ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,302,258,285, based on the closing sale price as reported on the New York Stock Exchange.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 9, 2007
Common Stock, $.01 par value per share	25,332,675 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2007 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.	Part III

MID-AMERICA APARTMENT COMMUNITIES, INC.

PART I

ITEM 1. BUSINESS

OVERVIEW OF MID-AMERICA

     Founded in 1994, Mid-America Apartment Communities, Inc., or Mid-America, is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities. We, together with our subsidiaries, report as a single business segment. As of December 31, 2006, Mid-America owned 100% of 137 properties representing 39,771 apartment units. Mid-America has from time-to-time participated in various joint ventures. As of December 31, 2006, we participated in a joint venture with Crow Holdings named Mid-America CH/Realty II LP, which owned one property with 522 apartment units at December 31, 2006. Mid-America had a 33.33% ownership interest in the joint venture and was paid a management fee of 4% of revenues from the property owned by the joint venture as of and for the year ended December 31, 2006. In total, Mid-America owned or had an ownership interest in 138 properties with 40,293 apartment units at December 31, 2006. Subsequent to year end, the joint venture sold its sole property and Mid-America sold its ownership interest in the joint venture to Crow Holdings. Following these transactions in January 2007, Mid-America had no joint venture interests.

     Mid-America’s business is conducted principally through Mid-America Apartments, L.P., which we refer to as our operating partnership. Mid-America is the sole general partner of the operating partnership, holding 258,990 common units of partnership interest, or common units, comprising a 1% general partnership interest in the operating partnership as of December 31, 2006. Mid-America’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc., a Delaware corporation, is a limited partner in the operating partnership and, as of December 31, 2006, held 23,028,923 common units, or 88.92% of all outstanding common units.

     Mid-America operated apartment communities in 13 states in 2006, employing 1,164 full time and 105 part time employees at December 31, 2006.

OPERATING PHILOSOPHY

     Mid-America’s primary objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund its dividend through all parts of the real estate investment cycle, and to create new shareholder value by growing Mid-America in a disciplined manner. Mid-America focuses on growing shareholder value by effectively and efficiently operating its existing investments and, when accretive to shareholder value, through new investments.

Investment Focus

     Mid-America’s primary investment focus is on apartment communities in the Sunbelt region of the United States. Between 1994 and 1997, Mid-America grew largely through the acquisition and redevelopment of existing communities. Between 1998 and 2002, its concentration was on development of new communities. Since 2003, we have focused on the acquisition of properties that we believe can be repositioned with appropriate use of capital and our operating management skills. We are currently focusing on increasing our investments in properties in larger and faster growing markets within our current geographic area, and intend to do this through acquiring apartment communities with the potential for above average growth. On a small scale, Mid-America is developing expansions at existing communities. We will continue our established process of selling mature assets, and will adapt our investment focus to opportunities and markets. In order to improve our return on investment, we have from time-to-time invested with joint venture partners and anticipate this will continue to be part of our strategy.

High Quality Assets

     Mid-America strives to maintain its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. Mid-America believes that being recognized by civic and industry trade organizations for the high quality of its properties, landscaping, and property management will lead to higher rents and profitability and evidences the high quality of its properties and operations. Mid-America periodically and selectively sells assets to ensure that its portfolio consists primarily of high quality, well-located properties within its market area.

Diversified Market Focus

     We believe the stability of our cash flow is enhanced and it will generate higher risk adjusted cash flow returns, with lower volatility, through our diversified strategy of investments over large, middle and small-tier markets throughout the Sunbelt region of the United States.

Intensive Property and Asset Management Focus

     Mid-America has traditionally emphasized property management, and in the past three years we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and, most recently, revenue management. At December 31, 2006, Mid-America employed approximately 106 Certified Apartment Managers, a designation established by the National Apartment Association which provides training for on-site manager professionals. We have enhanced our focus on asset management over the last several years by increasing regional staffing in the areas of maintenance, capital improvement oversight, landscaping, marketing and pricing management.

Decentralized Operational Structure

     Mid-America operates in a decentralized manner. We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. In 2004, Mid-America completed the installation of the property and accounting modules of a new web-based property management system that increased the amount of information shared between senior and executive management and the properties on a real time basis, improving the support provided to on-site property operations. In 2005, we made significant improvements to our operating platform and we expect these enhancements will help capture more operating efficiencies, continue to support effective expense control and provide for various expanded revenue management practices. In 2006, we successfully completed an extensive test and evaluation of a new “yield management” pricing program that we plan to implement across the portfolio during 2007 which we expect will help our property managers to optimize rental revenues.

PROACTIVE BALANCE SHEET AND PORTFOLIO MANAGEMENT

     Mid-America focuses on improving the value of each share of Mid-America common stock. We routinely evaluate each asset and from time-to-time sell those that no longer fit our strategy. Mid-America makes new investments and issues new equity when management believes it can add to value per share. In the past, Mid-America has sold assets to fund share repurchases when, in management’s view, shareholder value would be enhanced.

STRATEGIES

     Mid-America seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

Operating Growth Strategy

     Mid-America’s goal is to maximize our return on investment in each apartment community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The steps taken to meet these objectives include:

  providing real-time information through technology innovations; such as the implementation of Mid-America’s new web-based property management system that shares information between properties and management;

  implementing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions;

  developing new ancillary income programs aimed at offering new services to residents, including telephone, cable, and internet access, on which Mid-America generates fee and commission income;

  implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain apartment communities;

  analyzing individual asset productivity performances to identify best practices and improvement areas;

  proactively maintaining the physical condition of each property;

  improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements and repositioning apartment communities from time-to-time to maintain market leadership positions;

  compensating employees through performance-based compensation and stock ownership programs;

  maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management’s continued close contact with the market and employees;

  selling or exchanging underperforming assets;

  repurchasing or issuing shares of common or preferred stock when cost of capital and asset values permit;

  aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing; and

  allocating additional capital, including capital for selective interior improvements, where the investment will generate the highest returns for Mid-America.

Joint Venture Strategy

     One of Mid-America’s strategies is to co-invest with private capital partners in joint venture opportunities from time-to-time to the extent we believe that a joint venture will enable us to obtain a higher return on our investment through management and other fees, which leverage our skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for Mid-America.

Disposition Strategy

     Mid-America from time-to-time disposes of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives. Typically, Mid-America selects assets for disposition that do not meet our present investment criteria including estimated future return on investment, location, market, potential for growth, and capital needs. Mid-America may from time-to-time also dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above. No apartment communities were sold during 2006.

Acquisition Strategy

     One of Mid-America’s growth strategies is to acquire and redevelop apartment communities that meet our investment criteria and focus as discussed above. Mid-America has extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, Mid-America will acquire newly built and developed communities that can be purchased on a favorable pricing basis. Mid-America will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets in the Sunbelt region of the United States.

     The following apartment communities were purchased during 2006:

		Number
Property	Location	of Units	Date Purchased
100% Owned Properties:
Preserve at Brier Creek	Raleigh, NC	250	January 19, 2006
Silverado	Austin, TX	312	March 23, 2006
Grand Courtyard	Dallas, TX	390	April 27, 2006
Reserve at Woodwind Lakes	Houston, TX	328	September 6, 2006
Talus Ranch at Sonoran Foothills	Phoenix, AZ	480	September 29, 2006
Oaks at Wilmington Island	Savannah, GA	306	October 12, 2006
		2,066

Development Strategy

     In 2006, Mid-America began some expansion development projects at existing apartment communities on adjacent land already owned by us. We do not currently intend to expand into development in a significant way. We prefer to capture accretive new growth through opportunistically acquiring new properties.

COMMON AND PREFERRED STOCK

     Mid-America continuously reviews opportunities for lowering our cost of capital, and increasing value per share. Mid-America evaluates opportunities to repurchase stock when we believe that our stock price is below the value of our assets and accordingly repurchased common stock, funded by asset sales, between 1999 and 2001. Mid-America also looks for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by stock sales, when it will add to shareholder value and the investment return is projected to substantially exceed our cost of capital. Mid-America will also opportunistically seek to lower our cost of capital through refinancing preferred stock as we did in 2003 and 2006.

     In May 2006, Mid-America sold 1,150,000 shares of common stock through a public offering, receiving net proceeds of $59.5 million. Mid-America used $10 million to redeem all of our issued and outstanding 8 5/8% Series G Cumulative Redeemable Preferred Stock shares on May 26, 2006.

     On November 3, 2006, Mid-America entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of Mid-America’s common stock, from time-to-time in at-the-market offerings or negotiated transactions through a controlled equity offering program. From November 3, 2006, until the end of 2006, Mid-America sold 194,000 shares of common stock for net proceeds of $11.4 million after underwriting commissions and SEC fees.

     Mid-America also has a direct stock purchase plan which allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. Throughout 2006, we issued a total of 1,356,015 shares through our direct stock purchase plan at an average 1.5% discount.

SHARE REPURCHASE PROGRAM

     In 1999, Mid-America’s Board of Directors approved an increase in the number of shares of Mid-America’s common stock authorized to be repurchased to 4 million shares. As of December 31, 2006, Mid-America had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to sell assets based on our disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return of alternative investments. No shares were repurchased from 2002 through 2006 under this plan.

COMPETITION

     All of Mid-America’s apartment communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The owners of competing apartment communities may have greater resources than Mid-America, and the managers of these apartment communities may have more experience than Mid-America’s management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.

     Apartment communities compete on the basis of monthly rent, discounts, and facilities offered such as apartment size and amenities, and apartment community amenities, including recreational facilities, resident services, and physical property condition. Mid-America makes capital improvements to both our apartment communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

ENVIRONMENTAL MATTERS

     As part of the acquisition process, Mid-America obtains environmental studies on all of our apartment communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before Mid-America takes ownership of an acquisition community, however, no assurance can be given that the studies identify all significant environmental problems.

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

     Mid-America is aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and has in place an active management and preventive maintenance program that includes procedures specifically related to mold. Mid-America has established a policy requiring residents to sign a mold addendum to lease. Mid-America has also purchased a $2 million insurance policy that covers remediation and exposure to mold. The current policy expires in 2007 but is renewable at that time. Mid-America, therefore, believes that our exposure to this issue is limited and controlled.

     The environmental studies received by Mid-America have not revealed any material environmental liabilities. Mid-America is not aware of any existing conditions that would currently be considered an environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental liabilities or that there are material environmental liabilities of which Mid-America is unaware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

     Mid-America believes that our apartment communities are in compliance in all material respects with all applicable Federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

WEBSITE ACCESS TO REGISTRANT’S REPORTS

     Mid-America files annual and periodic reports with the Securities and Exchange Commission. All filings made by Mid-America with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as Mid-America does. The website is http://www.sec.gov.

     Additionally, a copy of this Annual Report on Form 10-K, along with Mid-America’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on Mid-America’s website free of charge. The filings can be found on the Investor Relations page under SEC Filings. Mid-America’s website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can also be found on the Investor Relations page under Company Info and Governance. Mid-America’s website address is http://www.maac.net. Reference to Mid-America’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138.

RECENT DEVELOPMENTS

Distribution

     In February 2007, Mid-America announced a monthly distribution to our Series F Cumulative Redeemable Preferred Stock shareholders of $0.1927 per share, which is payable on March 15, 2007.

Dispositions

     On January 12, 2007, the sole property in Mid-America’s joint venture with Crow Holdings, Verandas at Timberglen, a 522-unit community in Dallas, TX, was sold. In conjunction with the sale, Mid-America sold our ownership interest in the joint venture to Crow Holdings. As a result, Mid-America booked a gain on sale of $5.4 million and an incentive fee of $1 million, both of which will be recorded in Mid-America’s 2007 consolidated financial statements. Following these transactions, Mid-America had no joint venture interests.

ITEM 1A. RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Failure to Generate Sufficient Cash Flows Could Limit our Ability to Pay Distributions to Shareholders

     Mid-America’s ability to generate sufficient cash flow in order to pay common dividends to our shareholders depends on our ability to generate funds from operations in excess of capital expenditure requirements and preferred dividends, and/or to have access to the markets for debt and equity financing. Funds from operations and the value of Mid-America’s apartment communities may be insufficient because of factors which are beyond our control. Such events or conditions could include:

  competition from other apartment communities;

  overbuilding of new apartment units or oversupply of available apartment units in Mid-America’s markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

  increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;

  Mid-America’s inability to rent apartments on favorable economic terms;

  changes in governmental regulations and the related costs of compliance;

  changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

  an uninsured loss, resulting from a catastrophic storm or act of terrorism;

  changes in interest rate levels and the availability of financing, which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase Mid-America’s acquisition and operating costs (if interest rates increase and financing is less readily available);

  weakness in the overall economy which lowers job growth and the associated demand for apartment housing; and

  the relative illiquidity of real estate investments.

     At times, Mid-America relies on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program (including our existing property expansion developments). While Mid-America has sufficient liquidity to permit distributions at current rates through additional borrowings if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event Mid-America would be required to reduce the distribution rate. Any decline in Mid-America’s funds from operations could adversely affect Mid-America’s ability to make distributions to our shareholders or to meet our loan covenants and could have a material adverse effect on Mid-America’s stock price.

Debt Level, Refinancing and Loan Covenant Risk May Adversely Affect Financial Condition and Operating Results and Our Ability to Maintain Our Status as a REIT

     At December 31, 2006, Mid-America had total debt outstanding of $1.2 billion. Payments of principal and interest on borrowings may leave Mid-America with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for Mid-America to maintain our qualification as a REIT. Mid-America currently intends to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause Mid-America to exceed that target from time-to-time. As of December 31, 2006, Mid-America’s ratio of debt to undepreciated book value was approximately 52%. Mid-America’s Board of Directors can modify this policy at any time which could allow Mid-America to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, Mid-America must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect Mid-America’s financial condition and/or our funds from operations. Mid-America relies on Fannie Mae and Freddie Mac, which we refer to as the agencies, for the majority of our debt financing and has agreements with the agencies and with other lenders that require us to comply with certain covenants. The breach of any one of these covenants would place Mid-America in default with our lenders and may have serious consequences on the operations of Mid-America.

Variable Interest Rates May Adversely Affect Funds from Operations

     At December 31, 2006, effectively $226 million of Mid-America’s debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. Mid-America may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect Mid-America’s funds from operations and the amounts available to pay distributions to shareholders. Mid-America’s $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by Fannie Mae, are predominately floating rate facilities. Mid-America also has credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At December 31, 2006, a total of $988 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates Mid-America was exposed to at December 31, 2006. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, Mid-America will be exposed to the risks of varying interest rates.

Issuances of Additional Debt or Equity May Adversely Impact Our Financial Condition

     Our capital requirements depend on numerous factors, including the occupancy rates of our apartment communities, dividend payment rates to our shareholders, development and capital expenditures, costs of operations and potential acquisitions. Mid-America cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, Mid-America may require additional financing sooner than anticipated. Accordingly, Mid-America could become more leveraged, resulting in increased risk of default on our obligations and in an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

Increasing Real Estate Taxes and Insurance Costs May Negatively Impact Financial Condition

     Because Mid-America has substantial real estate holdings, the cost of real estate taxes and insuring its apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations which can be widely outside of the control of Mid-America. If the costs associated with real estate taxes and insurance should rise, Mid-America’s financial condition could be negatively impacted and Mid-America’s ability to pay our dividend could be affected.

Losses from Catastrophes May Exceed Our Insurance Coverage

     Mid-America carries comprehensive liability and property insurance on our communities, and intends to obtain similar coverage for communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. Mid-America exercises our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If Mid-America suffers a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Property Insurance Limits May be Inadequate and Deductibles May be Excessive in the Event of a Catastrophic Loss or a Series of Major Losses, and May Cause a Breach of a Loan Covenant

     Mid-America has a significant proportion of our assets in areas exposed to windstorms and to the New Madrid earthquake zone. A major wind or earthquake loss, or series of losses, could require that Mid-America pay significant deductibles as well as additional amounts above the $40 million per occurrence limit of Mid-America’s insurance for these risks. Mid-America may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on Mid-America’s assets, financial condition, and results of operation.

New Acquisitions May Fail to Perform as Expected and Failure to Integrate Acquired Communities and New Personnel Could Create Inefficiencies

     Mid-America intends to actively acquire and improve multifamily communities for rental operations. Mid-America may underestimate the costs necessary to bring an acquired community up to standards established for our intended market position. Additionally, to grow successfully, Mid-America must be able to apply our experience in managing our existing portfolio of apartment communities to a larger number of properties. Mid-America must also be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our overall profitability.

Mid-America May Not Be Able To Sell Communities When Appropriate

     Real estate investments are relatively illiquid and generally cannot be sold quickly. Mid-America may not be able to change our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

Environmental Problems are Possible and Can be Costly

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such community. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. All of our communities have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor is Mid-America aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity. Over the past four years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Mid-America cannot be assured that existing environmental assessments of our communities reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to Mid-America, or that a material environmental condition does not otherwise exist.

Compliance or Failure to Comply with Laws Requiring Access to Our Properties by Disabled Persons Could Result in Substantial Cost

     The Americans with Disabilities Act, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require Mid-America to modify our existing communities. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require Mid-America to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on Mid-America with respect to improved access by disabled persons. Mid-America cannot ascertain the costs of compliance with these laws, which may be substantial.

Our Ownership Limit Restricts the Transferability of Our Capital Stock

     Our charter limits ownership of our capital stock by any single shareholder to 9.9% of the value of all outstanding shares of our capital stock, both common and preferred. The charter also prohibits anyone from buying shares if the purchase would result in our losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code of 1986, as amended, or the Code, owning 50% or more of our shares. If you acquire shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

  will consider the transfer to be null and void;

  will not reflect the transaction on our books;

  may institute legal action to enjoin the transaction;

  will not pay dividends or other distributions with respect to those shares;

  will not recognize any voting rights for those shares;

  will consider the shares held in trust for our benefit; and

  will either direct you to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, you will be paid a price equal to the lesser of:
(a)	the price you paid for the shares; or

(b)	the average of the last reported sales prices on the New York Stock Exchange on the ten trading days immediately preceding the date fixed for redemption by our Board of Directors.

     If you acquire shares in violation of the limits on ownership described above:

  you may lose your power to dispose of the shares;

  you may not recognize profit from the sale of such shares if the market price of the shares increases; and

  you may be required to recognize a loss from the sale of such shares if the market price decreases.

Provisions of Our Charter and Tennessee Law May Limit the Ability of a Third Party to Acquire Control of Us

Ownership Limit

     The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors.

Preferred Stock

     Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. Currently, we have the following amounts of preferred stock issued and outstanding:

  474,500 shares of 9 1/4% Series F Cumulative Redeemable Preferred Stock;

  6,200,000 shares of 8.30% Series H Cumulative Redeemable Preferred Stock.

Tennessee Anti-Takeover Statutes

     As a Tennessee corporation, we are subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests.

Our Investments in Joint Ventures May Involve Risks

     Investments in joint ventures may involve risks which may not otherwise be present in our direct investments such as:

  the potential inability of our joint venture partner to perform;

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

Failure to Qualify as a REIT Would Cause Mid-America to be Taxed as a Corporation

     If Mid-America fails to qualify as a REIT for federal income tax purposes, Mid-America will be taxed as a corporation. The Internal Revenue Service may challenge our qualification as a REIT for prior years, and new legislation, regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification. For any taxable year that Mid-America fails to qualify as a REIT, Mid-America would be subject to federal income tax on our taxable income at corporate rates, plus any applicable alternative minimum tax. In addition, unless entitled to relief under applicable statutory provisions, Mid-America would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer qualify for the dividends paid deduction nor be required to be made in order to preserve REIT status. Mid-America might be required to borrow funds or to liquidate some of our investments to pay any applicable tax resulting from our failure to qualify as a REIT.

Failure to Make Required Distributions Would Subject Mid-America to Income Taxation

     In order to qualify as a REIT, each year Mid-America must distribute to stockholders at least 90% of its REIT taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that Mid-America satisfies the distribution requirement, but distributes less than 100% of taxable income, it will be subject to federal corporate income tax on the undistributed income. In addition, Mid-America will incur a 4% nondeductible excise tax on the amount, if any, by which the distributions in any year are less than the sum of:

  85% of ordinary income for that year;

  95% of capital gain net income for that year; and

  100% of undistributed taxable income from prior years.

     Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require Mid-America to borrow money or sell assets to pay out enough of the taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

Complying with REIT Requirements May Cause Mid-America to Forgo Otherwise Attractive Opportunities or Engage in Marginal Investment Opportunities

     To qualify as a REIT for federal income tax purposes, Mid-America must continually satisfy tests concerning, among other things, the sources of income, the nature and diversification of assets, the amounts distributed to shareholders and the ownership of Mid-America’s stock. In order to meet these tests, Mid-America may be required to forgo attractive business or investment opportunities or engage in marginal investment opportunities. Thus, compliance with the REIT requirements may hinder Mid-America’s ability to operate solely on the basis of maximizing profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Mid-America seeks to acquire apartment communities located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 75% of Mid-America’s apartment units are located in Georgia, Florida, Tennessee and Texas markets. Mid-America’s strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

     The following table sets forth certain historical information for the apartment communities we owned or maintained an ownership interest in, including the property containing 522 apartment units owned through a joint venture, at December 31, 2006:

							Monthly	Average
					Approximate	Average	Rent per	Occupancy	Encumbrances at December 31, 2006
			Year		Rentable	Unit Size	Unit at	Percent at	Mortgage/
		Year	Management	Number	Area (Square	(Square	December	December	Bond Principal		Interest
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	31, 2006	31, 2006	(000’s)		Rate		Maturity Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$702.44	91.50%	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$578.13	100.00%	$—	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$682.31	92.09%	$—	(1)		(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$749.62	94.71%	$—	(1)		(1)		(1)
				952	989,808	1,040	$684.61	93.80%
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$630.23	96.92%	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$631.58	93.33%	$—	(1)		(1)		(1)
Westside Creek I & II	Little Rock, AR	1984/86	1997	308	320,936	1,042	$693.00	93.83%	$—	(1)		(1)		(1)
				808	699,056	865	$654.56	94.68%
Talus Ranch	Phoenix, AZ	2005	2006	480	437,280	911	$962.35	44.38%	$—
				480	437,280	911	$962.35	44.38%
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$786.18	94.79%	$—	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$705.78	90.00%	$—	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$788.47	96.25%	$—	(4)		(4)		(4)
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$961.89	88.64%	$—	(2)		(2)		(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,212.76	97.92%	$30,888		4.240%		9/28/2008
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$722.46	97.60%	$7,000	(10)	4.637	%(10)	10/15/2032	(10)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$901.58	96.21%	$—	(2)		(2)		(2)
Cooper’s Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$832.47	96.63%	$—	(2)		(2)		(2)
Hunter’s Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$808.49	89.88%	$—	(8)		(8)		(8)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$776.58	92.55%	$—	(1)		(1)		(1)
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	501	556,110	1,110	$947.82	97.21%	$—	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$855.45	97.05%	$—	(1)		(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$902.48	90.63%	$—	(2)		(2)		(2)
St. Augustine	Jacksonville, FL	1987	1995	400	304,400	761	$693.45	94.50%	$13,235	(20)		(20)		(20)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$749.24	92.55%	$—	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$759.17	95.56%	$—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$775.79	94.61%	$—	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$779.86	90.63%	$—	(2)		(2)		(2)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$804.37	87.92%	$6,805	(2)(3)		(2)(3)	(2)	(3)
Paddock Club Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$967.82	91.73%	$—	(2)		(2)		(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$827.99	92.76%	$—	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$804.48	95.71%	$—	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$830.96	96.96%	$—	(1)		(1)		(1)
				7,465	7,299,922	978	$848.79	93.85%

							Monthly	Average
					Approximate	Average	Rent per	Occupancy	Encumbrances at December 31, 2006
			Year		Rentable	Unit Size	Unit at	Percent at	Mortgage/
		Year	Management	Number	Area (Square	(Square	December	December	Bond Principal		Interest
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	31, 2006	31, 2006	(000’s)		Rate	Maturity Date
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$714.75	100.00%	$—	(1)	(1)		(1)
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$638.10	92.19%	$—	(5)	(5)		(5)
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$580.56	91.91%	$—	(1)	(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$657.31	89.17%	$3,480	(15)	(15)	5/15/2033	(15)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$768.28	98.18%	$—	(5)	(5)		(5)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$639.64	95.16%	$—	(1)	(1)		(1)
Whisperwood	Columbus, GA	80/82/84/86/98	1997	1,008	1,220,688	1,211	$764.16	90.08%	$—	(1)	(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$571.88	96.49%	$—	(1)	(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$801.52	95.25%	$—	(1)	(1)		(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$805.11	97.66%	$—	(6)	(6)		(6)
Lanier	Gainesville, GA	1998	2005	344	395,944	1,151	$806.80	97.38%	$20,144		5.300%	3/1/2014
Lake Club	Gainesville, GA	2001	2005	313	359,950	1,150	$755.89	97.44%	$—	(6)	(6)		(6)
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$578.56	93.98%	$—	(5)	(5)		(5)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$682.16	98.00%	$—	(1)	(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$720.48	91.80%	$—	(8)	(8)		(8)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$631.42	96.53%	$—	(1)	(1)		(1)
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$724.65	94.58%	$—	(1)	(1)		(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$867.11	99.55%	$10,024		7.750%	7/1/2037
Oaks at Wilmington Island	Savannah, GA	1999	2006	306	300,492	982	$876.33	95.10%	$—	(7)	(7)		(7)
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$601.40	99.54%	$—	(1)	(1 (1)		(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$681.67	92.19%	$—	(1)	(1 (1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$625.75	96.25%	$—	(1)	(1 (1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$706.64	91.50%	$8,741		6.850%	11/1/2008
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$703.25	93.42%	$—	(1)	(1)		(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$743.04	94.02%	$—	(1)	(1)		(1)
				6,942	7,441,202	1,072	$721.57	94.50%
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$667.26	95.42%	$—	(1)	(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$742.62	90.50%	$9,530		5.875%	1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$849.02	86.49%	$—	(1)	(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$624.47	85.59%	$—	(1)	(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$627.68	99.46%	$—	(1)	(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$604.14	95.63%	$—	(1)	(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$616.81	95.83%	$—	(1)	(1)		(1)
				1,748	1,626,966	931	$687.12	92.85%
Riverhills	Grenada, MS	1972	1985	96	81,984	854	$416.36	97.92%	$—	(1)	(1)		(1)
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$713.45	96.67%	$—	(1)	(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$668.14	94.60%	$—	(1)	(1)		(1)

							Monthly	Average
					Approximate	Average	Rent per	Occupancy	Encumbrances at December 31, 2006
			Year		Rentable	Unit Size	Unit at	Percent at	Mortgage/
		Year	Management	Number	Area (Square	(Square	December	December	Bond Principal		Interest
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	31, 2006	31, 2006	(000’s)		Rate		Maturity Date
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$678.61	92.23%	$5,880	(11)	4.557%	(11)	5/15/2031	(11)
Somerset	Jackson, MS	1981	1995	144	126,864	881	$607.56	95.83%	$—	(1)		(1)		(1)
Woodridge	Jackson, MS	1987	1988	192	175,104	912	$592.10	94.79%	$—	(1)		(1)		(1)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$617.19	95.41%	$—	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$709.38	96.57%	$—	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$685.71	97.63%	$—	(1)		(1)		(1)
				2,130	2,097,240	985	$656.30	95.49%
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$650.20	93.81%	$—	(1)		(1)		(1)
Waterford Forest	Cary, NC	1996	2005	384	344,448	897	$648.48	95.31%	$—	(6)		(6)		(6)
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$547.29	92.43%	$—	(1)		(1)		(1)
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$576.99	92.92%	$—	(2)		(2)		(2)
Preserve at Brier Creek	Raleigh, NC	2002	2006	250	270,750	1,083	$889.33	96.40%	$—	(1)		(1)		(1)
				1,372	1,175,524	857	$657.68	94.24%
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$673.89	88.79%	$—	(1)		(1)		(1)
				214	214,428	1,002	$673.89	88.79%
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$717.25	94.02%	$—	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$741.83	95.14%	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$583.57	91.67%	$—	(1)		(1)		(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$634.75	87.92%	$7,735	(12)	4.605%	(12)	5/15/2031	(12)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$745.68	90.77%	$—	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$532.73	98.21%	$—	(1)		(1)		(1)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$535.68	93.68%	$—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$700.72	95.67%	$—	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$528.95	98.08%	$—	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$542.01	94.71%	$—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$911.59	91.83%	$8,365	(9)	4.690%	(9)	11/15/2035	(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$635.68	91.30%	$—	(1)		(1)		(1)
				2,604	2,428,756	933	$649.28	93.32%
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$541.19	94.46%	$—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$567.61	95.33%	$—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$640.57	96.30%	$—	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$749.57	98.85%	$5,465	(16)		(16)	5/15/2033	(16)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$596.64	89.00%	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$663.23	96.67%	$5,095		4.507%		10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$641.45	93.75%	$3,375	(13)	4.557%	(13)	5/15/2031	(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$587.49	97.97%	$—	(1)		(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$681.91	96.72%	$4,936		6.070%		9/1/2035

							Monthly	Average
					Approximate	Average	Rent per	Occupancy	Encumbrances at December 31, 2006
			Year		Rentable	Unit Size	Unit at	Percent at	Mortgage/
		Year	Management	Number	Area (Square	(Square	December	December	Bond Principal		Interest
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	31, 2006	31, 2006	(000’s)		Rate		Maturity Date
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$605.87	94.20%	$—	(1)		(1)		(1)
Gleneagles	Memphis, TN	1975	1990	184	189,520	1,030	$609.15	89.67%	$—	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$625.29	93.73%	$—	(4)		(4)		(4)
Hickory Farm	Memphis, TN	1985	1994	200	150,200	751	$573.94	91.00%	$—	(1)		(1)		(1)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$657.23	96.23%	$—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$697.84	94.17%	$—	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$922.39	91.46%	$—	(4)		(4)		(4)
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$800.00	95.00%	$—	(5)		(5)		(5)
River Trace	Memphis, TN	1981/85	1997	440	370,920	843	$595.73	91.36%	$—	(1)		(1)		(1)
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$823.36	84.58%	$—	(1)		(1)		(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$738.29	98.95%	$—	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$859.66	91.69%	$—	(1)		(1)		(1)
Monthaven Park	Nashville, TN	2001	2004	456	427,728	938	$747.48	98.46%	$22,422		3.600%		1/11/2008
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$623.45	95.23%	$6,645	(17)	4.657%	(17)	2/15/2034	(17)
				7,410	6,960,716	939	$678.87	94.25%
Northwood	Arlington, TX	1980	1998	270	224,100	830	$586.61	91.85%	$—	(2)		(2)		(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$672.15	95.83%	$—	(2)		(2)		(2)
Grand Reserve at Sunset
Valley	Austin, TX	1996	2004	210	198,240	944	$1,002.71	96.19%	$10,736		4.240%		9/28/2008
Silverado	Austin, TX	2003	2006	312	303,264	972	$778.75	97.44%	$—	(7)		(7)		(7)
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$626.52	93.40%	$4,050	(18)	4.657%	(18)	10/15/2032	(18)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$566.08	94.08%	$3,585	(19)	4.657%	(19)	2/15/2034	(19)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$799.12	98.92%	$—	(2)		(2)		(2)
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$690.89	94.88%	$—	(6)		(6)		(6)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$663.09	96.12%	$—	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$632.72	91.45%	$—	(2)		(2)		(2)
Grand Courtyard	Dallas, TX	2000	2006	390	341,250	875	$758.70	98.72%	$—	(7)		(7)		(7)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$654.56	93.46%	$—	(6)		(6)		(6)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$749.24	91.25%	$—	(6)		(6)		(6)
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$930.17	93.83%	$—	(2)		(2)		(2)
Reserve at Woodwind Lakes	Houston, TX	1999	2006	328	316,192	964	$777.87	93.60%	$15,981		5.930%		6/15/2015
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$629.93	95.26%	$—	(6)		(6)		(6)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$826.18	94.06%	$—	(2)		(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$652.68	92.97%	$—	(2)		(2)		(2)
Highwood	Plano, TX	1983	1998	196	156,800	800	$729.97	95.41%	$—	(4)		(4)		(4)
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$770.80	92.77%	$—	(2)		(2)		(2)
Boulder Ridge	Roanoke, TX	1999	2005	478	429,244	898	$787.00	90.17%	$—	(2)		(2)		(2)

							Monthly	Average
					Approximate	Average	Rent per	Occupancy	Encumbrances at December 31, 2006
			Year		Rentable	Unit Size	Unit at	Percent at	Mortgage/
		Year	Management	Number	Area (Square	(Square	December	December	Bond Principal		Interest
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	31, 2006	31, 2006	(000’s)		Rate		Maturity Date
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$642.03	97.60%	$—	(6)		(6)		(6)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$881.50	97.81%	$13,849		4.240%		9/28/2008
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$698.56	96.50%	$—	(6)		(6)		(6)
				7,350	6,280,580	855	$730.23	94.53%
Township	Hampton, VA	1987	1995	296	248,048	838	$877.94	94.26%	$10,800	(14)	4.637	%(14)	10/15/2032	(14)
Subtotal 100%				296	248,048	838	$877.94	94.26%
Owned				39,771	37,899,526	953	$728.72	93.58%	238,766

Joint Venture Properties
Verandas at Timberglen	Dallas, TX	1999	2004	522	500,076	958	$1,133.44	92.91%	N/A
Subtotal Joint
Venture Properties				522	500,076	958	$1,133.44	92.91%	N/A
Total 100% Owned and Joint
Venture Properties				40,293	38,399,602	953	$733.96	93.57%	$238,766
____________________

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $565.8 million outstanding with a variable interest rate of 5.87% on which there exists in combination with the FNMA facility mentioned in note (2) thirteen interest rate swap agreements totaling $490 million at an average rate of 5.50% at December 31, 2006.

(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 available and $168.6 million outstanding, $90 million with a fixed rate of 7.49% and $78.6 million of which had a variable interest rate of 5.87% on which there exists interest rate swaps as mentioned in note (1) at December 31, 2006.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.

(4)	Encumbered, along with one corporate property, by a term loan with a principal balance of $40 million at December 31, 2006, with a maturity of April 1, 2009 and an interest rate of 6.369% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $4.6 million at December 31, 2006.

(6)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 5.89% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2006.

(7)	Encumbered by a $200 million Freddie Mac facility, with $47.3 million available and an outstanding balance of $47.3 million and a variable interest rate of 5.88% on which there exists two interest rate swap agreements totaling $20 million at an average rate of 6.34% at December 31, 2006.

(8)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $12.2 million at December 31, 2006, and an average interest rate of 5.23%.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 3.94% and maturing on October 24, 2007.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 3.95% and maturing on October 24, 2007.

(15)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 5.40% and $3.0 million with a variable rate of 4.64% on which there exists a $3.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 5.40% and $5.0 million with a variable rate of 4.64% on which there exists a $5.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.0% which terminates on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(20)	Encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% and maturing on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 1, 2011 respectively.

ITEM 3. LEGAL PROCEEDINGS

     Mid-America is not presently subject to any material litigation nor, to Mid-America’s knowledge, is any material litigation threatened against us. Mid-America is presently subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the business, financial condition, liquidity or results of operations of Mid-America.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Mid-America’s common stock has been listed and traded on the New York Stock Exchange, or NYSE, under the symbol “MAA” since our initial public offering in February 1994. On February 9, 2007, the reported last sale price of Mid-America’s common stock on the NYSE was $59.80 per share, and there were approximately 1,400 holders of record of the common stock. Mid-America believes we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE and the dividends declared by Mid-America with respect to the periods indicated.

	Sales Prices		Dividends	Dividends
	High	Low	Paid	Declared (1)
2006:
First Quarter	$58.750	$48.130	$0.595	$1.190
Second Quarter	$56.400	$49.320	$0.595	$0.595
Third Quarter	$62.240	$53.910	$0.595	$0.595
Fourth Quarter	$65.970	$56.000	$0.595	$0.605

2005:
First Quarter	$41.350	$35.840	$0.585	$0.585
Second Quarter	$46.520	$35.620	$0.585	$0.585
Third Quarter	$48.760	$42.530	$0.585	$0.585
Fourth Quarter	$50.190	$43.050	$0.595	$0.595
____________________

(1)	In the first quarter of 2006, the Board of Directors began declaring the common dividend for the following quarter at their regularly scheduled board meeting. This timing change resulted in two dividend payments being declared in the same quarter.

     Mid-America’s quarterly dividend rate is currently $0.605 per common share. The Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by Mid-America will be affected by a number of factors, including the gross revenues received from the apartment communities, the operating expenses of Mid-America, the interest expense incurred on borrowings and unanticipated capital expenditures.

     Mid-America expects to make future quarterly distributions to shareholders; however, future distributions by Mid-America will be at the discretion of the Board of Directors and will depend on the actual funds from operations of Mid-America, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

     Mid-America has established the Direct Stock Purchase and Distribution Reinvestment Plan, or DRSPP, under which holders of common stock, preferred stock and limited partnership interests in Mid-America Apartments, L.P. can elect automatically to reinvest their distributions in additional shares of common stock. The plan also allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. Mid-America, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, Mid-America may either issue additional shares of common stock or repurchase common stock in the open market. Mid-America may elect to sell shares under the DRSPP at up to a 5% discount.

     In 2004, Mid-America issued a total of 413,598 shares through our DRSPP and offered a 2% discount for optional cash purchases in the months of August through December. Throughout 2005, Mid-America issued a total of 803,251 shares through our DRSPP and offered an average 1.5% discount for optional cash purchases. Throughout 2006, Mid-America issued a total of 1,356,015 shares through our DRSPP and offered an average 1.5% discount for optional cash purchases.

     The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2006.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by
security holders	193,291	$24.27	472,585
Equity compensation plans not approved
by security holders	N/A	N/A	N/A
Total	193,291	$24.27	472,585
____________________

(1)	Columns (a) and (b) above do not include 86,216 shares of restricted stock that are subject to vesting requirements which were issued through Mid-America’s Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 99,291 shares of restricted stock that are subject to vesting requirements which were issued through Mid-America’s 2004 Stock Plan, or 54,961 shares of common stock which have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

(2)	Column (c) above includes 377,546 shares available to be issued under Mid-America’s 2004 Stock Plan and 95,039 shares available to be issued under Mid-America’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

      Mid-America has not granted any stock options since 2002.

     The following graph compares the cumulative total returns of the shareholders of Mid-America since December 30, 2000 with the S&P 500 Index and the Equity REIT Total Return Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for Mid-America’s common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec ‘01	Dec ‘02	Dec ‘03	Dec ‘04	Dec ‘05	Dec ‘06
Mid-America Apartment Communities, Inc.	$100.00	$102.04	$152.79	$200.23	$249.30	$307.29
S & P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.03
NAREIT Equity	$100.00	$103.82	$142.37	$187.33	$210.12	$283.78

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data on an historical basis for Mid-America. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total revenues	$325,999	$296,132	$266,129	$234,894	$226,676
Expenses:
Property operating expenses	134,316	123,663	112,349	98,098	90,131
Depreciation	79,388	74,413	68,010	57,433	53,657
Property management and general and
administrative expenses	24,963	22,225	19,597	15,670	15,298
Income from continuing operations before non-
operating items	87,332	75,831	66,173	63,693	67,590
Interest and other non-property income	673	498	593	835	729
Interest expense	(63,512)	(58,442)	(50,683)	(44,851)	(48,226)
(Loss) gain on debt extinguishment	(551)	(409)	1,095	111	(1,441)
Amortization of deferred financing costs	(2,036)	(2,011)	(1,753)	(2,050)	(2,700)
Minority interest in operating partnership
income	(1,590)	(1,571)	(2,264)	(1,360)	(388)
(Loss) income from investments in
unconsolidated entities	(114)	65	(287)	(949)	(532)
Incentive fee from unconsolidated entity	—	1,723	—	—	—
Net gain on insurance and other settlement
proceeds	84	749	2,683	2,860	397
Gain on sale of non-depreciable assets	50	334	—	—	—
Gain on disposition within unconsolidated
entities	—	3,034	3,249	—	—
Income from continuing operations	20,336	19,801	18,806	18,289	15,429
Discontinued operations:
Income (loss) from discontinued operations
before asset impairment, settlement
proceeds and gain on sale	609	211	241	(84)	712
Asset impairment of discontinued
operations	—	(243)	(200)	—	—
Net gain (loss) on insurance and other
settlement proceeds of discontinued
operations	—	(25)	526	82	—
Gain on sale of discontinued operations	—	—	5,825	1,919	—
Net income	20,945	19,744	25,198	20,206	16,141
Preferred dividend distribution	13,962	14,329	14,825	15,419	16,029
Premiums and original issuance costs
associated with the redemption of preferred
stock	—	—	—	5,987	2,041
Net income (loss) available for common
shareholders	$6,983	$5,415	$10,373	$(1,200)	$(1,929)

Per Share Data:
Weighted average shares outstanding (in
thousands):
Basic	23,474	21,405	20,317	18,374	17,561
Effect of dilutive stock options	224	202	335	—	—
Diluted	23,698	21,607	20,652	18,374	17,561

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net income (loss) available for common
shareholders	$6,983	$5,415	$10,373	$(1,200)	$(1,929)
Discontinued property operations	(609)	57	(6,392)	(1,917)	(712)
Income (loss) from continuing operations
available for common shareholders	$6,374	$5,472	$3,981	$(3,117)	$(2,641)

Earnings per share - basic:
Income (loss) from continuing operations
available for common shareholders	$0.27	$0.26	$0.20	$(0.17)	$(0.15)
Discontinued property operations	0.03	(0.01)	0.31	0.10	0.04
Net income (loss) available for common
shareholders	$0.30	$0.25	$0.51	$(0.07)	$(0.11)

Earnings per share - diluted:
Income (loss) from continuing operations
available for common shareholders	$0.27	$0.25	$0.19	$(0.17)	$(0.15)
Discontinued property operations	0.02	—	0.31	0.10	0.04
Net income (loss) available for common
shareholders	$0.29	$0.25	$0.50	$(0.07)	$(0.11)

Balance Sheet Data:
Real estate owned, at cost	$2,218,532	$1,987,853	$1,862,850	$1,695,111	$1,478,793
Real estate assets, net	$1,669,539	$1,510,289	$1,459,952	$1,351,849	$1,192,539
Total assets	$1,746,646	$1,580,125	$1,522,525	$1,406,666	$1,239,467
Total debt	$1,196,349	$1,140,046	$1,083,473	$951,941	$803,703
Minority interest	$32,600	$29,798	$31,376	$32,019	$33,405
Shareholders’ equity	$449,066	$362,526	$347,325	$351,294	$328,171

Other Data (at end of period):
Market capitalization (shares and units) (1)	$1,745,674	$1,358,725	$1,145,183	$939,581	$673,431
Ratio of total debt to total capitalization (2)	40.7%	45.6%	48.6%	50.3%	54.4%
Number of properties, including joint
venture ownership interest (3)	138	132	132	127	123
Number of apartment units, including joint
venture ownership interest (3)	40,293	38,227	37,904	35,734	33,923
____________________

(1)	Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) regardless of classification on balance sheet, common shares and partnership units (value based on common stock equivalency).

(2)	Total capitalization is market capitalization plus total debt and market capitalization of preferred shares (value based on $25 per share liquidation preference).

(3)	Property and apartment unit totals have not been adjusted to exclude properties held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This and other sections of this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated market conditions, expected growth rates of revenues and expenses, planned asset dispositions, disposition pricing, planned acquisitions, developments and renovations, property financings, expected interest rates, joint venture activity and planned capital expenditures. Although Mid-America believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Mid-America or any other person that the objectives and plans of Mid-America will be achieved.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of financial condition and results of operations are based upon Mid-America’s consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires Mid-America to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, Mid-America evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Mid-America believes that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions.

     Mid-America believes that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most subjective judgments, form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

Revenue recognition

     Mid-America leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rent and other property income is recorded when due from residents and is recognized monthly as it is earned. Other property income consists primarily of utility rebillings, other expense reimbursements, and administrative, application and other fees charged to residents. Interest, management fees, and all other sources of income are recognized as earned.

     Mid-America records all gains and losses on real estate in accordance with Statement No. 66 Accounting for Sales of Real Estate.

Capitalization of expenditures and depreciation of assets

     Mid-America carries real estate assets at depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, and 3 to 5 years for computers and software, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by Mid-America in order to elevate the condition of the property to Mid-America’s standards are capitalized as incurred.

Impairment of long-lived assets, including goodwill

     Mid-America accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets, or Statement 142. Mid-America evaluates goodwill for impairment on an annual basis in Mid-America’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. Mid-America periodically evaluates long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, Mid-America determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. Mid-America determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of derivative financial instruments

     Mid-America utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with Mid-America’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, requires Mid-America to make estimates and judgments that affect the fair value of the instruments.

     In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. While Mid-America’s calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the cash flows of the hedging instruments and the underlying hedged item are measured by Mid-America before entering into the hedging relationship and have been found to be highly correlated.

     Mid-America measures ineffectiveness using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the interest rate swaps and caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2006

     Mid-America’s results for 2006 were positively influenced by both improved operating performance from communities held throughout both the current and prior period, or same store, and the positive impact from acquisitions in recent years. Strong economic growth and job formation enabled Mid-America to improve our same store occupancy and average rental rates from the prior year.

     Mid-America has grown externally during the past three years by following its acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. Mid-America acquired six properties in 2004 and three properties in 2005 for which it benefited from full years of revenues in 2006. Mid-America acquired an additional six properties during 2006.

     Mid-America experienced an increase in interest expense in 2006 as our total debt outstanding and average borrowing costs both increased from prior year levels.

     The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the years ended December 31, 2006, 2005, and 2004. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

     As of December 31, 2006, the total number of apartment units Mid-America owned or had an ownership interest in, including the properties owned by the joint venture was 40,293 in 138 communities compared to 38,227 apartment units in 132 communities owned at December 31, 2005, and 37,904 apartment units in 132 communities owned at December 31, 2004. For communities owned 100% by Mid-America, the average monthly rental per apartment unit, excluding units in lease-up, increased to $726 at December 31, 2006 from $695 at December 31, 2005, and $680 at December 31, 2004. For these same units, overall occupancy at December 31, 2006, 2005, and 2004 was 94.2%, 94.6%, and 93.6%, respectively.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2006, to the Year Ended December 31, 2005

     Property revenues for the year ended December 31, 2006, increased by approximately $29,982,000 from the year ended December 31, 2005, due to (i) a $9,538,000 increase in property revenues from the six properties acquired in 2006, or the 2006 acquisitions, (ii) a $5,312,000 increase in property revenues from the three properties acquired in 2005, or the 2005 acquisitions, and (iii) a $15,132,000 increase in property revenues from the properties held throughout both periods. The increase in property revenues from properties held throughout both periods was generated primarily by Mid-America’s same store portfolio and was driven by an average 3.1% increase in average rent per unit in 2006 over 2005.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2006, increased by approximately $10,653,000 from the year ended December 31, 2005, due primarily to increases of property operating expenses of (i) $4,438,000 from the 2006 acquisitions, (ii) $1,913,000 from the 2005 acquisitions, and (iii) $4,302,000 from the properties held throughout both periods. The increase in property operating expenses from the properties held throughout both periods consisted primarily of Mid-America’s same store portfolio and was driven by an increase in property insurance reflecting the increase in premiums effective July 1, 2006. The same store property operating expense increase also reflects increased utility rates as Mid-America experienced an increase in electricity, natural gas and water and sewer prices.

     Depreciation expense increased by approximately $4,975,000 primarily due to the increases of depreciation expense of (i) $2,711,000 from the 2006 acquisitions, (ii) $1,183,000 from the 2005 acquisitions, and (iii) $4,101,000 from fixed asset additions at the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $3,020,000 from the expiration of the amortization of fair market value of leases of six communities acquired by Mid-America in 2004.

     Property management expenses increased by approximately $1,206,000 from the year ended December 31, 2005, to the year ended December 31, 2006, partially due to increased incentive compensation as a result of improved property performance and increased franchise and excise taxes due to state tax law changes. General and administrative expenses increased by approximately $1,532,000 over this same period also partially related to increased incentive compensation due to improved performance.

     Interest expense increased approximately $5,070,000 in 2006 from 2005 due primarily to the increase in the amount of debt outstanding from 2005 and the increase in Mid-America’s twelve-month average borrowing cost from 5.2% for 2005, to 5.5% for 2006.

     For the year ended December 31, 2005, Mid-America recorded total gains of approximately $3,034,000 from the sale of two communities owned by a joint venture of Mid-America. The sales of these communities resulted in an additional incentive fee being paid to Mid-America of approximately $1,723,000 in 2005. Mid-America had no dispositions in 2006.

     For the year ended December 31, 2005, Mid-America recorded net gains on insurance and other settlement proceeds totaling approximately $749,000 mainly related to insurance settlements from hurricane damage experienced at some of Mid-America’s communities. For the year ended December 31, 2006, Mid-America recorded net gains on insurance and other settlement proceeds of approximately $84,000.

     Primarily as a result of the foregoing, net income increased by approximately $1,201,000 in 2006 over 2005.

Comparison of the Year Ended December 31, 2005, to the Year Ended December 31, 2004

     Property revenues for the year ended December 31, 2005, increased by approximately $30,260,000 from the year ended December 31, 2004, due to (i) a $12,871,000 increase in property revenues from the six properties acquired in 2004, or the 2004 acquisitions, (ii) a $8,204,000 increase in property revenues from the 2005 acquisitions, and (iii) a $9,185,000 increase in property revenues from the properties held throughout both periods.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2005, increased by approximately $11,314,000 from the year ended December 31, 2004, due primarily to increases of property operating expenses of (i) $5,410,000 from the 2004 acquisitions, (ii) $3,361,000 from the 2005 acquisitions, and (iii) $2,543,000 from the properties held throughout both periods.

     Depreciation expense increased by approximately $6,403,000 primarily due to the increases of depreciation expense of (i) $2,921,000 from the 2004 acquisitions, (ii) $2,084,000 from the 2005 acquisitions, and (iii) $4,596,000 from fixed asset additions at the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $3,198,000 from the expiration of the amortization of fair market value of leases of 13 communities acquired by Mid-America in 2003.

     Property management expenses increased by approximately $1,514,000 from the year ended December 31, 2004, to the year ended December 31, 2005, partially due to increased personnel expenses and incentive compensation both related to property acquisitions. General and administrative expenses increased by approximately $1,114,000 over this same period. Property management expenses and general and administrative expenses for 2005 were both impacted by a cumulative charge to amortize four years of a ten year senior management incentive plan which Mid-America previously expected would expense from 2007 through 2011.

     Interest expense increased approximately $7,759,000 in 2005 from 2004 due primarily to the increase in the amount of debt outstanding from 2004 and the increase in Mid-America’s twelve-month average borrowing cost from 5.1% for 2004, to 5.2% for 2005.

     For the year ended December 31, 2005, Mid-America recorded total gains of approximately $3,034,000 from the sale of two communities owned by a joint venture of Mid-America. The sales of these communities resulted in an additional incentive fee being paid to Mid-America of approximately $1,723,000 in 2005. For the year ended December 31, 2004, Mid-America recorded a total of approximately $9,074,000 in gains from two community sales, of which approximately $3,249,000 represented Mid-America’s share of the gain from the sale of a community which was owned by a joint venture of Mid-America.

     In 2005 and 2004, Mid-America refinanced the debt on several communities primarily to take advantage of the lower interest rate environment. In 2005, this resulted in a loss on debt extinguishment of approximately $409,000 due to the write-off of deferred financing costs and prepayment penalties. In 2004, Mid-America recorded a gain of approximately $1,095,000 related to the early extinguishment of debt.

     For the years ended December 31, 2005, and 2004, Mid-America recorded net gains on insurance and other settlement proceeds totaling approximately $749,000 mainly related to insurance settlements from hurricane damage experienced at some of Mid-America’s communities and $2,683,000 mainly related to insurance settlements from fires at some of Mid-America’s communities, respectively.

     Primarily as a result of the foregoing, net income decreased by approximately $5,454,000 in 2005 over 2004.

Funds From Operations

     Funds from operations, or FFO, represents net income (computed in accordance with U.S. generally accepted accounting principles, or GAAP) excluding extraordinary items, minority interest in operating partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the NAREIT definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

     In response to the Securities and Exchange Commission’s Staff Policy Statement relating to EITF Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, Mid-America has included the amount charged to retire preferred stock in excess of carrying values in our FFO calculation.

     Mid-America’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

     FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Mid-America believes that FFO is helpful to investors in understanding Mid-America’s operating performance in that such calculation excludes depreciation expense on real estate assets. Mid-America believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Mid-America’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

     The following table is a reconciliation of FFO to net income for the years ended December 31, 2006, 2005, and 2004 (dollars and shares in thousands):

	Years ended December 31,
	2006	2005	2004
Net income	$20,945	$19,744	$25,198
Depreciation of real estate assets	78,048	73,067	66,659
Net gain on insurance and other settlement proceeds	(84)	(749)	(2,683)
Gain on disposition within unconsolidated entities	—	(3,034)	(3,249)
Net (gain) loss on insurance and other settlement proceeds of
discontinued operations	—	25	(526)
Depreciation of real estate assets of discontinued operations	160	637	1,324
Gain on sale of discontinued operations	—	—	(5,825)
Depreciation of real estate assets of unconsolidated entities	500	482	1,688
Preferred dividend distribution	(13,962)	(14,329)	(14,825)
Minority interest in operating partnership income	1,590	1,571	2,264
Funds from operations	$87,197	$77,414	$70,025
Weighted average shares and units:
Basic	25,979	24,025	22,981
Diluted	26,204	24,227	23,316

     FFO increases for both 2006 over 2005 and 2005 over 2004 were principally the result of improved community operations from Mid-America’s same store portfolio and the addition of communities from the 2004 acquisitions, 2005 acquisitions and 2006 acquisitions as previously reviewed in the net income discussion above.

Trends

     In 2006, community performance showed the benefit of improving market conditions, which was strong throughout most of Mid-America’s markets. Areas that had been weak for several years, especially Atlanta, Dallas, and Austin, showed improved demand.

     Mid-America believes that the primary driver of demand by apartment residents is job formation, and this continued to show solid momentum in most of Mid-America’s larger metro areas. Some of the smaller and mid-size markets in which Mid-America operates, such as Jackson, MS, Jacksonville, FL, and Columbus, GA remained reasonably strong during the market downturn that preceded this period, and continued to show solid performance. At the same time, Mid-America has noticed that in some of our markets, supply pressures have been surprisingly muted, and we believe that several factors are at work. In some markets, especially in Florida, some apartment communities have been taken off the rental market and converted to condominiums. Construction and development costs for new apartments also seem to have risen substantially for a variety of reasons, and this has made the economics of building apartments to compete with Mid-America’s communities less attractive. Rising interest rates have impacted developers’ costs, and this may also have reduced the amount of competition that we face from single-family homes. The cooling of housing markets may also have caused some first time home buyers to delay their purchases.

     Mid-America faces cost pressures from increasing operating expenses, especially insurance and real estate tax costs, as well as increasing prices on materials that we use in maintaining our apartments.

     Mid-America believes that the current conditions of improved demand, a reduced rate of increase in supply, and reduced competition from single family homes, while somewhat offset by rising expenses, will continue to contribute to better operating results in the near future.

Liquidity and Capital Resources

     Net cash flow provided by operating activities increased by approximately $1,900,000 to $101,326,000 for 2006 compared to $99,426,000 for 2005 mainly related to the growth of Mid-America through acquisitions and improved operating results in 2006. Net cash flow provided by operating activities increased by approximately $11,724,000 to $99,426,000 for 2005 compared to $87,702,000 for 2004 mainly related to the growth of Mid-America through acquisitions and improved operating results in 2005.

     Net cash used in investing activities increased by approximately $132,957,000 from $107,391,000 in 2005 to $240,348,000 in 2006. Net cash used in investing activities was $167,302,000 in 2004. The change in net cash used in investing activities resulted mainly from the varying levels of acquisition activity. A total of approximately $194,970,000 was invested in 2006 to acquire properties, this compares to approximately $105,643,000 in 2005, and $155,088,000 in 2004. Mid-America began limited development activities in 2006 which used net cash of approximately $10,919,000 and expanded our renovation activities using net cash of approximately $6,077,000 in 2006 compared to only $426,000 in 2005 and none in 2004.

     Net cash provided by financing activities increased approximately $117,607,000 to $130,503,000 in 2006 from $12,896,000 in 2005. Net cash provided by financing activities was $79,938,000 in 2004. Cash provided from credit lines and notes payable increased approximately $29,449,000 from approximately $57,079,000 in 2005 to $86,528,000 in 2006. Cash provided from credit lines and notes payable was approximately $280,930,000 in 2004. Principal payments on notes payable increased to approximately $29,862,000 in 2006 from $10,921,000 in 2005. Principal payments on notes payable were approximately $152,046,000 in 2004. Mid-America had fewer refinancings in 2006 and 2005 than in 2004. Proceeds from issuances of common shares and units increased in 2006 to approximately $152,286,000 primarily due to Mid-America’s raising of funds through stock issuances through our direct stock purchase plan, a controlled equity plan and an overnight offering. Proceeds from issuances of common shares and units increased in 2005 from 2004 to approximately $38,759,000 mainly related to Mid-America’s use of our direct stock purchase plan.

     The weighted average interest rate at December 31, 2006, for the $1.2 billion of debt outstanding was 5.6% compared to 5.4% on $1.1 billion of debt outstanding at December 31, 2005. Mid-America utilizes both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages and secured credit facilities. Mid-America utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on Mid-America’s borrowings can be found in the schedule on page 31.

     At December 31, 2006, Mid-America had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.4 billion at December 31, 2006, with an availability to borrow of $1.2 billion. At December 31, 2006, Mid-America had total borrowings outstanding under these credit facilities of $992 million.

     Approximately 71% of Mid-America’s outstanding obligations at December 31, 2006, were borrowed through facilities with/or credit enhanced by FNMA, which we call the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, all of which was available to borrow at December 31, 2006. Various traunches of the facilities mature from 2010 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62% to 0.795%.

     Each of Mid-America’s secured credit facilities is subject to various covenants and conditions on usage, and are subject to periodic re-evaluation of collateral. If Mid-America were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect Mid-America’s liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if Mid-America were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on Mid-America.

     On May 26, 2005, Mid-America gave the required one year notice to redeem all of the issued and outstanding shares of its 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) on May 26, 2006, for the total redemption price of $10 million. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Mid-America classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements. On May 26, 2006, Mid-America redeemed all of the issued and outstanding shares of Series G.

     As of December 31, 2006, Mid-America had interest rate swaps in effect totaling a notional amount of approximately $679 million. To date, these swaps have proven to be highly effective hedges. Mid-America also had interest rate cap agreements totaling a notional amount of approximately $42 million in effect as of December 31, 2006.

     Summary details of the debt outstanding at December 31, 2006, follows in the table below:

			Outstanding
			Balance/	Average	Average	Average
			Notional	Interest	Rate	Contract
	Line Limit	Line Availability	Amount	Rate	Maturity	Maturity
COMBINED DEBT
Fixed Rate or Swapped
Conventional			$855,252,207	5.6%	8/15/2011	8/15/2011
Tax Exempt			73,500,000	4.4%	1/16/2012	1/16/2012
Subtotal Fixed Rate or
Swapped			928,752,207	5.5%	8/27/2011	8/27/2011
Variable Rate
Conventional			214,716,008	5.9%	2/25/2007	10/9/2012
Tax Exempt			10,855,004	4.7%	1/15/2007	5/30/2020
Conventional - Capped			17,936,000	5.9%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090,000	4.6%	11/27/2009	11/27/2009
Subtotal Variable Rate			267,597,012	5.8%	2/20/2007	3/31/2013
Total Combined Debt Outstanding			$1,196,349,219	5.6%	8/23/2010	1/4/2012

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$147,252,207	5.0%	4/2/2015	4/2/2015
Tax Exempt Fixed Rate			12,170,000	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760,004	4.7%	1/15/2007	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$91,515,000	$91,515,000	91,515,000	4.6%	1/15/2007	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	90,000,000	90,000,000	90,000,000	7.5%	7/1/2009	7/1/2009
Variable Rate Borrowings	862,914,000	862,914,000	662,318,000	5.9%	2/26/2007	5/1/2013
Subtotal FNMA Facilities	1,044,429,000	1,044,429,000	843,833,000	5.9%	5/23/2007	1/4/2013
Freddie Mac Credit Facility	300,000,000	143,729,000	143,729,000	5.9%	2/25/2007	6/16/2012
AmSouth Credit Facility	40,000,000	22,939,605	4,605,008	7.3%	1/31/2007	5/24/2007
Regions Bank (formerly Union
Planters before
July 2004 merger)			40,000,000	6.4%	2/28/2007	4/1/2009
Total Underlying Debt Outstanding			$1,196,349,219	5.8%	7/15/2008	4/18/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$618,000,000	5.5%	1/3/2011
BMA indexed			61,330,000	4.2%	9/10/2008
Total Interest Rate Swaps			$679,330,000	5.4%	10/18/2010

Interest Rate Caps
LIBOR indexed			$17,936,000	6.2%	11/13/2009
BMA indexed			24,090,000	6.0%	11/27/2009
Total Interest Rate Caps			$42,026,000	6.1%	11/21/2009

     During 2006, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 1,340,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $77 million in proceeds. During 2005, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 784,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $32 million in proceeds. During 2004, Mid-America offered an average discount of 2.0% from August through December through our DRSPP. For the twelve months ended December 31, 2004, Mid-America issued approximately 392,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $15.1 million in proceeds.

     In May 2006, Mid-America sold 1,150,000 shares of common stock through a public offering generating net proceeds of approximately $59.5 million. Mid-America also sold 194,000 shares of common stock in December 2006 through our continuous equity offering plan generating approximately $11.4 million in net proceeds.

     Mid-America believes that it has adequate resources to fund its current operations and annual refurbishment of our communities through our cash flow and credit facilities. Mid-America is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $844 million of Mid-America’s debt. The interest rate market for FNMA DMBS, which in Mid-America’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of Mid-America’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, Mid-America would seek alternative sources of debt financing.

     For the year ended December 31, 2006, Mid-America’s net cash provided by operating activities fell short of covering improvements to existing real estate assets (excluding renovations), distributions to unitholders, and dividends paid on common and preferred shares by approximately $4.9 million. This compares to excess coverage in 2005 of approximately $2.7 million and a shortfall for 2004 of approximately $10.3 million. While Mid-America has sufficient liquidity to permit distributions at current rates, from time-to-time Mid-America may utilize additional borrowings to cover shortfalls if necessary. Any significant deterioration in operations could result in Mid-America’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event Mid-America would be required to reduce the distribution rate.

     The following table reflects Mid-America’s total contractual cash obligations which consist of our long-term debt and operating leases as of December 31, 2006, (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt(1)	$9,132	$110,496	$106,830	$121,933	$217,076	$630,882	$1,196,349
Operating Lease	12	12	3	—	—	—	27
Total	$9,144	$110,508	$106,833	$121,933	$217,076	$630,882	$1,196,376
____________________

(1)	Represents principal payments.

Off-balance Sheet Arrangements

     At December 31, 2006, and 2005, Mid-America did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America’s joint venture with Blackstone (terminated in 2003) was established in order to raise capital through asset sales to fund development (while acquiring management fees to help offset the reduction in FFO from the sale), share repurchases, and other capital requirements. Mid-America’s two joint ventures with Crow Holdings (one terminated in 2005 and one in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance Mid-America’s return on investment through the generation of fee income. In addition, Mid-America does not engage in trading activities involving non-exchange traded contracts. As such, Mid-America is not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. Mid-America does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with Mid-America or our related parties other than what is disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14.

     Mid-America’s investments in our real estate joint ventures are unconsolidated and are recorded on the equity method as Mid-America does not have a controlling interest.

Insurance

     Management believes that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks. Mid-America renegotiated our insurance programs July 1, 2006, and because of the significant reduction in available insurance for windstorm events and resulting large increase in cost, purchased property insurance with limits reduced from prior years. Mid-America self-insures the first $500,000 of individual property losses, and, if greater, the first 10% of property losses caused by named windstorms and earthquakes, with a limit per event of $40 million for windstorm and earthquake damage. According to Mid-America’s risk consultant, approximately 20% of Mid-America’s property value is located in “Wind Tier 1” risk areas (predominately certain parts of Florida) and 12% in the New Madrid earthquake risk zone. Mid-America does not own any direct coastal frontage property. The largest loss event from windstorm damage (tornado) Mid-America has experienced was $3.9 million in 1999. Mid-America experienced combined total losses of $2.2 million from windstorms in 2004 and 2005, with the biggest loss ($1.1 million) from Hurricane Francis in 2004. Mid-America’s insurance program is subject to review by our principal lenders.

Inflation

     Substantially all of the resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable Mid-America to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to Mid-America of the adverse effects of inflation.

Impact of Recently Issued Accounting Standards

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48. Interpretation 48 provides clarification concerning the accounting for uncertainty in income taxes in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Mid-America does not believe the adoption of Interpretation 48 will have a material impact on Mid-America’s consolidated financial condition or results of operations taken as a whole.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Mid-America does not believe the adoption of Statement 157 will have a material impact on Mid-America’s consolidated financial condition or results of operations taken as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Mid-America’s primary market risk exposure is to changes in interest rates obtainable on our secured and unsecured borrowings. At December 31, 2006, 41% of Mid-America’s total capitalization consisted of borrowings. Mid-America’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, Mid-America manages its exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. Mid-America uses our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. Mid-America does not enter into derivative instruments for trading purposes. Approximately 81% of Mid-America’s outstanding debt was subject to fixed rates after considering related derivative instruments with a weighted average of 5.5% at December 31, 2006. Mid-America regularly reviews interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The table below provides information about Mid-America’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For Mid-America’s interest rate swaps and caps, the table presents the notional amount of the swaps and caps and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in 000’s).

						Total		Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Long-term Debt
Fixed Rate (1)	—	$111,637	$65,000	—	—	$72,785	$249,422	$227,905
Average interest rate	—	4.92%	7.71%	—	—	5.89%	5.93%
Variable Rate (1)	$4,605	—	$40,000	$120,000	$215,033	$567,289	$946,927	$946,927
Average interest rate	7.25%	—	6.37%	5.87%	5.88%	5.66%	5.77%

Interest Rate Swaps
Variable to Fixed	$92,800	$74,935	$35,230	$98,365	$133,000	$245,000	$679,330	$11,328
Average Pay Rate	5.15%	4.70%	3.60%	4.64%	4.57%	4.45%	4.58%
Interest Rate Cap
Variable to Fixed	$6,805	—	$15,770	—	$19,451	—	$42,026	$30
Average Pay Rate	6.00%	—	6.00%	—	6.16%	—	6.07%
____________________

(1)	Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Reports of Independent Registered Public Accounting Firms, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-36 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 19, 2005, and effective October 31, 2005, upon the filing of our Form 10-Q for the third quarter of 2005, the Audit Committee of the Board of Directors of Mid-America dismissed KPMG LLP as Mid-America’s independent registered public accounting firm and engaged Ernst & Young LLP as our new independent registered public accounting firm to conduct the audit of Mid-America’s financial statements as of and for the year ended December 31, 2005.

     The report of KPMG LLP on the financial statements for the year ended December 31, 2004, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

     There have been no disagreements with Mid-America’s independent accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The management of Mid-America, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2006, (the end of the period covered by this Annual Report on Form 10-K).

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the three months ended December 31, 2006, there were no significant changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information contained in Mid-America’s 2006 Proxy Statement in the sections entitled “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

     Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on Mid-America’s website at http://www.maac.net, on the Investor’s page under Company Info and Governance. Mid-America will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in Mid-America’s 2006 Proxy Statement in the section entitled “Executive Compensation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in Mid-America’s 2006 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information contained in Mid-America’s 2006 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained in Mid-America’s 2006 Proxy Statement in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Controls Over Financial Reporting	F –	1
	Reports of Independent Registered Public Accounting Firms	F –	2
	Consolidated Balance Sheets as of December 31, 2006, and 2005	F –	5
	Consolidated Statements of Operations for the years ended
	December 31, 2006, 2005, and 2004	F –	6
	Consolidated Statements of Shareholders’ Equity for the years ended
	December 31, 2006, 2005, and 2004	F –	7
	Consolidated Statements of Cash Flows for the years ended
	December 31, 2006, 2005, and 2004	F –	8
	Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004	F –	9

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2006	F –	32

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

3.3	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

3.4	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.5	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

3.6	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

Exhibit
Number	Exhibit Description
3.7	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.8	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

3.9	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.10	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.11	Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-11 (File Number 33-69434) and incorporated herein by reference).

3.12	First Amendment to the Bylaws of Mid-America Apartment Communities, Inc. dated May 2, 2006 (Filed as Exhibit 3.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).

4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

4.2	Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

4.3	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

4.4	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

4.5	Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.6	Form of 9 ¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

4.7	Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.8	Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

Exhibit
Number		Exhibit Description
10.1		Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2	†	Employment Agreement between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3	†	Employment Agreement between the Registrant and Simon R.C. Wadsworth (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.4	†	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).

10.5		AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003 (Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.6		First Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 19, 2004 (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.7		Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005.

10.8		Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004.

10.9		First Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10		Second Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated April 30, 2004 (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11		Third Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 3, 2004 (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.12		Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 31, 2004 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.13		Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated October 1, 2004 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.14		Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 1, 2004 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.15	Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 15, 2004 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.16	Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005.

10.17	Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005.

10.18	Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005.

10.19	Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006.

10.20	Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004.

10.21	First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004.

10.22	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.23	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.24	Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005.

10.25	Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005.

10.26	Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006.

10.27	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways- Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.28	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

Exhibit
Number		Exhibit Description
10.29		Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.30		Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004.

10.31		Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005.

10.32		Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006.

10.33		Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.34		Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.35		Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.36		Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.37		Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid- America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.38		Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004.

10.39		Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005.

10.40		Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006.

10.41	†	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.42	†	Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.43	†	2005 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.44	† Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference).

10.45	† Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within the Form 10-K).

14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
†	Management contract or compensatory plan or arrangement.

(b)	Exhibits:
See Item 15(a)(3) above.

(c)	Financial Statement Schedule:
See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: February 27, 2007	/s/ H. ERIC BOLTON, JR.
H. ERIC BOLTON, JR.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: February 27, 2007	/s/ H. ERIC BOLTON, JR.
H. ERIC BOLTON, JR.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2007	/s/ SIMON R.C. WADSWORTH
SIMON R.C. WADSWORTH
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2007	/s/ GEORGE E. CATES
GEORGE E. CATES
Director

Date: February 27, 2007	/s/ ROBERT F. FOGELMAN
ROBERT F. FOGELMAN
Director

Date: February 27, 2007	/s/ ALAN B. GRAF, JR.
ALAN B. GRAF, JR.
Director

Date: February 27, 2007	/s/ JOHN S. GRINALDS
JOHN S. GRINALDS
Director

Date: February 27, 2007	/s/ RALPH HORN
RALPH HORN
Director

Date: February 27, 2007	/s/ MARY E. MCCORMICK
MARY E. MCCORMICK
Director

Date: February 27, 2007	/s/ WILLIAM B. SANSOM
WILLIAM B. SANSOM
Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Mid-America is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Mid-America’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

     Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Mid-America; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Mid-America are being made only in accordance with appropriate authorizations of management and directors of Mid-America; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Mid-America’s assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management conducted an assessment of Mid-America’s internal control over financial reporting as of December 31, 2006 using the framework specified in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that Mid-America’s internal control over financial reporting was effective as of December 31, 2006.

     Management’s assessment of the effectiveness of Mid-America’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended. Our audits also included the information as of and for the years ended December 31, 2006 and 2005 contained in the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information as of and for the years ended December 31, 2006 and 2005 set forth therein.

     As discussed in Note 2 of the Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Mid-America Apartment Communities, Inc.

     We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Mid-America Apartment Communities, Inc. and subsidiaries for the year ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the 2004 information included in the accompanying financial statement Schedule III: Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule 2004 information based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mid-America Apartment Communities, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2004 information included in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Memphis, Tennessee
March 8, 2005, except as to note 13,
which is as of February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mid-America Apartment Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that Mid-America Apartment Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended of Mid-America Apartment Communities, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
February 27, 2007

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except per share data)

	December 31, 2006	December 31, 2005
Assets:
Real estate assets:
Land	$206,635	$179,523
Buildings and improvements	1,921,462	1,740,818
Furniture, fixtures and equipment	51,374	46,301
Capital improvements in progress	20,689	4,175
	2,200,160	1,970,817
Less accumulated depreciation	(543,802)	(473,421)
	1,656,358	1,497,396
Land held for future development	2,360	1,366
Commercial properties, net	7,103	7,345
Investments in and advances to real estate joint venture	3,718	4,182
Real estate assets, net	1,669,539	1,510,289
Cash and cash equivalents	5,545	14,064
Restricted cash	4,145	5,534
Deferred financing costs, net	16,033	15,338
Other assets	38,865	29,849
Goodwill	5,051	5,051
Assets held for sale	7,468	—
Total assets	$1,746,646	$1,580,125
Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable	$1,196,349	$1,140,046
Accounts payable	2,773	3,278
Accrued expenses and other liabilities	57,919	38,048
Security deposits.	7,670	6,429
Liabilities associated with assets held for sale	269	—
Total liabilities	1,264,980	1,187,801
Minority interest	32,600	29,798
Shareholders’ equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
9 1/4% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares
authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares
authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized; 25,093,156 and 22,048,372 shares issued and outstanding at December 31, 2006, and 2005,
respectively	251	220
Additional paid-in capital	815,941	671,885
Other	—	(2,422)
Accumulated distributions in excess of net income	(378,090)	(314,352)
Accumulated other comprehensive income	10,897	7,128
Total shareholders’ equity	449,066	362,526
Total liabilities and shareholders’ equity	$1,746,646	$1,580,125

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Operating revenues:
Rental revenues	$311,524	$283,650	$254,902
Other property revenues	14,265	12,157	10,645
Total property revenues	325,789	295,807	265,547
Management fee income	210	325	582
Total operating revenues	325,999	296,132	266,129
Property operating expenses:
Personnel	38,022	35,423	31,782
Building repairs and maintenance	12,072	10,965	9,838
Real estate taxes and insurance	40,878	37,341	34,752
Utilities	19,704	17,686	15,374
Landscaping	8,649	7,885	7,176
Other operating	14,991	14,363	13,427
Depreciation	79,388	74,413	68,010
Total property operating expenses	213,704	198,076	180,359
Property management expenses	13,077	11,871	10,357
General and administrative expenses	11,886	10,354	9,240
Income from continuing operations before non-operating items	87,332	75,831	66,173
Interest and other non-property income	673	498	593
Interest expense	(63,512)	(58,442)	(50,683)
Loss on debt extinguishment	(551)	(409)	1,095
Amortization of deferred financing costs	(2,036)	(2,011)	(1,753)
Minority interest in operating partnership income	(1,590)	(1,571)	(2,264)
(Loss) income from investments in real estate joint ventures	(114)	65	(287)
Incentive fee from real estate joint ventures	—	1,723	—
Net gain on insurance and other settlement proceeds	84	749	2,683
Gain on sale of non-depreciable assets	50	334	—
Gain on disposition within real estate joint ventures	—	3,034	3,249
Income from continuing operations	20,336	19,801	18,806
Discontinued operations:
Income from discontinued operations before asset impairment,
settlement proceeds and gain on sale	609	211	241
Asset impairment on discontinued operations	—	(243)	(200)
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	—	(25)	526
Gain on sale of discontinued operations	—	—	5,825
Net income	20,945	19,744	25,198
Preferred dividend distribution	13,962	14,329	14,825
Net income available for common shareholders	$6,983	$5,415	$10,373
Weighted average shares outstanding (in thousands):
Basic	23,474	21,405	20,317
Effect of dilutive stock options	224	202	335
Diluted	23,698	21,607	20,652
Net income available for common shareholders	$6,983	$5,415	$10,373
Discontinued property operations	(609)	57	(6,392)
Income from continuing operations available for common shareholders	$6,374	$5,472	$3,981
Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.27	$0.26	$0.20
Discontinued property operations	0.03	(0.01)	0.31
Net income available for common shareholders	$0.30	$0.25	$0.51
Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.27	$0.25	$0.19
Discontinued property operations	0.02	—	0.31
Net income available for common shareholders	$0.29	$0.25	$0.50
Dividends declared per common share (1)	$2.985	$2.350	$2.340
____________________

(1)	The Company declared and paid $2.38 per common share during the twelve months ended December 31, 2006.During this same period the Company also declared an additional $0.605 per common share that will not be paid until January 31, 2007.

See accompanying notes to condensed consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005, and 2004
(Dollars and Shares in thousands)

							Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional		Distributions	Other
					Paid-In		in Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Other	Net Income	Income (Loss)	Total
BALANCE DECEMBER 31, 2003	6,675	$67	20,032	$200	$612,410	$(3,711)	$(232,224)	$(25,448)	$351,294
Comprehensive income:
Net income	—	—	—	—	—	—	25,198	—	25,198
Other comprehensive income - derivative
instruments (cash flow hedges)	—	—	—	—	—	—	—	10,711	10,711
Comprehensive income									35,909
Issuance and registration of common shares	—	—	420	5	15,958	—	—	—	15,963
Exercise of stock options	—	—	343	3	8,888	—	—	—	8,891
Stock issued to employee stock ownership plan			15	—	554				554
Repurchase of common shares	—	—	(2)	—	(54)	—	—	—	(54)
Restricted shares issued to officers and directors
(Note 2, Note 12)	—	—	2	—	104	(104)	—	—	—
Amortization of LESOP provision employee
advances (Note 12)	—	—	—	—	—	293	—	—	293
Shares issued in exchange for units	—	—	47	1	511	—	—	—	512
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	(3,851)	—	—	—	(3,851)
Amortization of unearned compensation	—	—	—	—	—	270	—	—	270
Cash dividends on common stock ($2.34 per share)	—	—	—	—	—	—	(47,631)	—	(47,631)
Dividends on preferred stock	—	—	—	—	—	—	(14,825)	—	(14,825)
BALANCE DECEMBER 31, 2004	6,675	67	20,857	209	634,520	(3,252)	(269,482)	(14,737)	347,325
Comprehensive income:
Net income	—	—	—	—	—	—	19,744	—	19,744
Other comprehensive income - derivative
instruments (cash flow hedges)	—	—	—	—	—	—	—	21,865	21,865
Comprehensive income									41,609
Issuance and registration of common shares	—	—	800	8	33,136	—	—	—	33,144
Exercise of stock options	—	—	240	2	5,613	—	—	—	5,615
Stock issued to employee stock ownership plan			16	—	700				700
Restricted shares issued to officers and directors
(Note 2, Note 12)	—	—	23	—	939	(939)	—	—	—
Amortization of LESOP provision employee
advances (Note 12)	—	—	—	—	—	360	—	—	360
Shares issued in exchange for units	—	—	112	1	1,254	—	—	—	1,255
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	(4,277)	—	—	—	(4,277)
Amortization of unearned compensation	—	—	—	—	—	1,409	—	—	1,409
Cash dividends on common stock ($2.35 per share)	—	—	—	—	—	—	(50,285)	—	(50,285)
Dividends on preferred stock	—	—	—	—	—	—	(14,329)	—	(14,329)
BALANCE DECEMBER 31, 2005	6,675	67	22,048	220	671,885	(2,422)	(314,352)	7,128	362,526
Comprehensive income:
Net income	—	—	—	—	—	—	20,945	—	20,945
Other comprehensive income - derivative
instruments (cash flow hedges)	—	—	—	—	—	—	—	3,769	3,769
Comprehensive income									24,714
Issuance and registration of common shares	—	—	2,737	29	148,100	—	—	—	148,129
Exercise of stock options	—	—	183	2	4,631	—	—	—	4,633
Stock issued to employee stock ownership plan	—	—	14	—	774	—	—	—	774
Restricted shares issued to officers and directors
(Note 2, Note 12)	—	—	80	—	—	—	—	—	—
Adjustment of Unearned Compensation	—	—	—	—	(2,213)	2,422	—	—	209
Amortization of LESOP provision employee
advances (Note 12)	—	—	—	—	341	—	—	—	341
Shares issued in exchange for units	—	—	31	—	384	—	—	—	384
Adjustment for Minority Interest Ownership in									—
operating partnership	—	—	—	—	(9,006)	—	—	—	(9,006)
Amortization of unearned compensation	—	—	—	—	1,045	—	—	—	1,045
Dividends on common stock ($2.99 per share) (1)	—	—	—	—		—	(70,721)	—	(70,721)
Dividends on preferred stock	—	—	—	—		—	(13,962)	—	(13,962)
BALANCE DECEMBER 31, 2006	6,675	$67	25,093	$251	$815,941	$—	$(378,090)	$10,897	$449,066
____________________

(1)	In the first quarter of 2006 the Board of Directors began declaring the quarterly common dividend at their regularly scheduled meeting rather than in the month the dividend is paid. This resulted in two dividend payments being declared in the first quarter of 2006, even though only one dividend payment was paid.

See accompanying notes to consolidated financial statement.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$20,945	$19,744	$25,198
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations before asset impairment, settlement
proceeds and gain on sale	(609)	(211)	(241)
Depreciation and amortization of deferred financing costs	81,424	76,424	69,763
Stock compensation expense	1,386	1,769	563
Stock issued to employee stock ownership plan	774	700	554
Amortization of debt premium	(1,916)	(1,862)	(1,575)
Loss (income) from investments in real estate joint ventures	114	(65)	287
Minority interest in operating partnership income	1,590	1,571	2,264
Loss on debt extinguishment	551	409	(1,095)
Derivative interest (income) expense	(113)	—	—
Gain on sale of non-depreciable assets	(50)	(334)	—
Gain on sale of discontinued operations	—	—	(5,825)
Gain on disposition within real estate joint ventures	—	(3,034)	(3,249)
Incentive fee from real estate joint ventures	—	(1,723)	—
Net (gain) loss on insurance and other settlement proceeds on discontinued operations	—	25	(526)
Asset impairment on discontinued operations	—	243	200
Net (gain) loss on insurance and other settlement proceeds	(84)	(749)	(2,683)
Changes in assets and liabilities:
Restricted cash	1,389	343	4,687
Other assets	(6,331)	(3,843)	(778)
Accounts payable	(505)	2,511	(926)
Accrued expenses and other	1,433	6,900	264
Security deposits	1,328	608	820
Net cash provided by operating activities.	101,326	99,426	87,702
Cash flows from investing activities:
Purchases of real estate and other assets	(194,970)	(105,643)	(155,088)
Improvements to existing real estate assets	(30,796)	(25,914)	(29,332)
Renovations to existing real estate assets	(6,077)	(426)	—
Development	(10,919)	—	—
Distributions from real estate joint ventures	350	14,903	6,427
Contributions to real estate joint ventures	—	—	(5,222)
Payments received from real estate joint ventures	—	—	234
Proceeds from disposition of real estate assets	2,064	9,689	15,679
Net cash used in investing activities	(240,348)	(107,391)	(167,302)
Cash flows from financing activities:
Net change in credit lines	58,686	29,228	189,496
Proceeds from notes payable	27,842	27,851	91,434
Principal payments on notes payable	(29,862)	(10,921)	(152,046)
Payment of deferred financing costs	(3,050)	(1,236)	(5,044)
Repurchase of common stock	—	—	(54)
Proceeds from issuances of common shares and units	152,286	38,759	24,854
Distributions to unitholders	(5,897)	(6,171)	(6,246)
Dividends paid on common shares	(55,540)	(50,285)	(47,631)
Dividends paid on preferred shares	(13,962)	(14,329)	(14,825)
Net cash provided by financing activities	130,503	12,896	79,938
Net decrease in cash and cash equivalents	(8,519)	4,931	338
Cash and cash equivalents, beginning of period	14,064	9,133	8,795
Cash and cash equivalents, end of period	$5,545	$14,064	$9,133
Supplemental disclosure of cash flow information:
Interest paid	$66,228	$61,305	$53,295
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$384	$1,254	$512
Issuance of restricted common shares	$76	$939	$104
Interest capitalized	$297	$—	$—
Marked-to-market adjustment on derivative instruments	$3,769	$21,865	$10,711
Fair value adjustment on debt assumed	$1,553	$2,277	$5,757
Reclass of preferred stock from equity to liabilities	$—	$10,000	$—

See accompanying notes to condensed consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005, and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation of Mid-America

     Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. Mid-America owns and operates 137 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”). Mid-America also owned a 33.33% interest in a real estate joint venture which owned one apartment community at December 31, 2006, for which Mid-America provided management services.

Basis of Presentation

     The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, and all other subsidiaries (the “Company”). Mid-America owns 51% to 100% of all consolidated subsidiaries. Mid-America uses the equity method of accounting for its investments in 20 to 50 percent owned entities for which Mid-America does not have the ability to exercise control. All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

     Minority interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership (“Operating Partnership Units”). Mid-America is the sole general partner of the Operating Partnership. Net income is allocated to the minority interest based on their respective ownership percentage of the Operating Partnership. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the minority interest and Mid-America. Such transactions and the related proceeds are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

     Mid-America’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of Mid-America. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2006, 2005 and 2004 was allocated approximately 10.1%, 11.4%, and 12.1%, respectively, to holders of Operating Partnership Units and 89.9%, 88.6%, and 87.9%, respectively, to Mid-America.

Use of Estimates

     Management of Mid-America has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Revenue Recognition

     Mid-America leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

     Mid-America records all gains and losses on real estate in accordance with Statement No. 66 “Accounting for Sales of Real Estate”.

Rental Costs

     Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all dilutive outstanding options using the treasury stock method. For periods where Mid-America reports a net loss available for common shareholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2006, 2005, and 2004 is presented on the Consolidated Statements of Operations.

Cash and Cash Equivalents

     Mid-America considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

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

     In conjunction with acquisitions of properties, Mid-America’s policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

     Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheet as “construction in progress” during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit’s portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs cease upon the transfer, and the assets are depreciated over their estimated useful lives. Total interest capitalized during 2006 was $297,000.

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

     The fair value of the in-place leases and resident relationships is measured by the excess of the purchase price over the as-if-vacant value of the property as described above. The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in real estate assets totaled $18.6 million, $12.3 million, and $9.1 million as of December 31, 2006, 2005, and 2004, respectively, and the amortization recorded as depreciation expense was $3.9 million, $4.9 million, and $4.9 million for the years ending December 31, 2006, 2005, and 2004, respectively.

Goodwill and Intangible Assets

     Mid-America accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Mid-America evaluates its goodwill for impairment on an annual basis in Mid-America’s fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. Mid-America periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, Mid-America determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. Mid-America determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

     In 2005, Mid-America sold the Eastview apartments and recorded an asset impairment charge to discontinued operations of $243,000. In 2004, the Eastview apartments were classified as held for sale and the annual evaluation indicated an impairment of goodwill related to the property resulting in an asset impairment charge to discontinued operations of $200,000.

Land Held for Future Development

     Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value.

Investment In and Advances to Real Estate Joint Ventures

     Mid-America’s investment in its unconsolidated real estate joint venture is recorded on the equity method as Mid-America is able to exert significant influence, but does not have a controlling interest in the joint venture.

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

Accrued Expenses and Other Liabilities

     Accrued expenses consist of accrued real estate taxes, accrued interest payable, other accrued expenses payable, unearned income and the adjustment for the fair market value of Mid-America’s derivative financial instruments.

Derivative Financial Instruments

     In the normal course of business, Mid-America uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with Mid-America’s variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

     Mid-America does not use derivative financial instruments for speculative or trading purposes. Further, Mid-America has a policy of entering into contracts with major financial institutions based upon their credit rating and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designated to hedge, Mid-America has not sustained any material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     Mid-America requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Mid-America formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Mid-America also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, Mid-America discontinues hedge accounting prospectively.

     All of Mid-America’s derivative financial instruments are recorded at fair value and reported on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The fair value of these hedging instruments are reported on the balance sheet in Other Assets and Accrued Expenses and Other Liabilities with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. During the years ended December 31, 2006, 2005, and 2004, the ineffective portion of the hedging transactions was not significant.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarification concerning the accounting for uncertainty in income taxes in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Mid-America does not believe the adoption of Interpretation 48 will have a material impact on Mid-America’s consolidated financial condition or results of operations taken as a whole.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Mid-America does not believe the adoption of Statement 157 will have a material impact on Mid-America’s consolidated financial condition or results of operations taken as a whole.

Reclassifications

     Certain prior year amounts have been reclassified to conform to 2006 presentation. The reclassifications had no effect on net income available for common shareholders.

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

     Mid-America adopted Statement 123(R) effective January 1, 2006 using the “modified prospective” method permitted by Statement 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The effect of adopting Statement 123(R) for the twelve months ending December 31, 2006 was an increase of approximately $668,862 in net income from continuing operations and in net income, resulting in an increase of approximately $0.03 in basic earnings per share and $0.02 in diluted earnings per share. These increases occurred primarily because the fair market values assigned to certain plans at grant date were not impacted by the increase in share price that Mid-America has experienced over the last two years, resulting in plans generating higher payouts for participants than their fair market value models would have predicted based on then stock price volatility. This series of events resulted in the amount booked to compensation expense in accordance with Statement 123(R) being smaller than the actual number of shares issued times their issue price. The adoption of Statement 123(R) had no impact on cash flow from operations or cash flow from financing activities.

     The modified prospective method of Statement 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The following table reflects the effect on net income if Statement 123(R) had been used by Mid-America along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which option grants were issued (dollars and shares in thousands, except per share data):

	Twelve Months Ended
	December 31,
	2005	2004
Net income	$19,744	$25,198
Preferred dividend distribution	14,329	14,825
Net income available for common shareholders	5,415	10,373
Add: Stock-based employee compensation expense included
in reported net income	887	—
Less: Stock-based employee compensation expense from employee
stock purchase plan discount	32	27
Less: Stock-based employee compensation expense determined
under fair value method of accounting	492	405
Pro forma net income available for common shareholders	$5,778	$9,941
Average common shares outstanding - Basic	21,405	20,317
Average common shares outstanding - Diluted	21,607	20,652
Net income available per common share:
Basic as reported	$0.25	$0.51
Basic pro forma	$0.27	$0.49
Diluted as reported	$0.25	$0.50
Diluted pro forma	$0.27	$0.48

Assumptions:(1)
Risk free interest rate	N/A	N/A
Expected life - Years	N/A	N/A
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A
____________________

(1)	No grants were issued in the periods shown.

Employee Stock Purchase Plan

     The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of Mid-America. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. During the twelve months ended December 31, 2006, 2005 and 2004, 4,462, 4,796 and 4,801 shares, respectively, were purchased through the ESPP. Because it is not possible to reasonably estimate fair value at the grant date, Mid-America estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the twelve months ending December 31, 2006 was approximately $44,400.

Incentive Plans Overview and Summary

     Mid-America’s stock compensation plans consist of the ESPP and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. Mid-America believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost under the Plans was approximately $857,700 and $495,500 for the twelve months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the total unrecognized compensation cost related to the Plans was approximately $2.9 million. This cost is expected to be recognized over the weighted average period of 4.2 years. Information concerning specific grants under the Plans is listed below.

Options

     All option awards made under the Plans have been granted with the exercise price equal to the market price on the day of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. Mid-America issues new shares when options are exercised. Dividends are not paid on unexercised options.

     The fair value of each option award is estimated on the grant date using the Black-Scholes method, which utilizes the assumptions noted in the following table. Volatility is based on the historical volatility of Mid-America’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. Mid-America uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. Mid-America uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during the periods presented in the following table; therefore, no fair value was calculated.

Twelve months ended December 31,
	2006	2005	2004
Volatility	N/A	N/A	N/A
Expected life	N/A	N/A	N/A
Risk-free rate	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A

     A summary of option activity under the Plans as of December 31, 2006, and the changes during the year then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2005	398,052	$24.83
Granted	—	—
Exercised	(183,141)	25.29
Forfeited	(21,245)	25.95
Expired	(375)	25.52
Outstanding at December 31, 2006	193,291	$24.27	3.8	$4,690,390
Exercisable at December 31, 2006	121,636	$23.53	3.0	$2,862,095

     The total intrinsic value of options exercised during the twelve months ended December 31, 2006, was approximately $5.6 million. Cash received from the exercise of options for the twelve months ended December 31, 2006, was approximately $4.6 million.

Executive 2000 Restricted Stock

     In 2000, Mid-America issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of December 31, 2006, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of December 31, 2006, and the changes for the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	5,375	$ 22.19
Granted	—
Vested	(1,075)	$ 22.19
Forfeited	—
Nonvested at December 31, 2006	4,300	$ 22.19

     For the twelve months ended December 31, 2006, compensation costs related to the nonvested shares granted were approximately $23,900. As of December 31, 2006, there was approximately $75,500 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 3.2 years. The total fair value of shares vesting during the twelve months ended December 31, 2006, was approximately $23,900.

Key Managers 2002 Restricted Stock

     In 2002, Mid-America issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of Mid-America, as of December 31, 2006, only 81,916 shares remain issued. These shares will vest 20% a year for five consecutive years beginning in 2007. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of December 31, 2006, and the changes for the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	86,477	$25.65
Granted	—
Vested	—
Forfeited	(4,561)	$25.65
Nonvested at December 31, 2006	81,916	$25.65

     For the twelve months ended December 31, 2006, compensation costs related to the nonvested shares granted were approximately $219,900. As of December 31, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 5.0 years. No shares vested during the twelve months ended December 31, 2006.

Executive 2005 Restricted Stock

     In 2005, Mid-America issued 8,852 restricted shares of common stock to executive management under the 2004 Stock Plan with a grant date fair value of $38.50 per share. These shares will vest in two equal amounts in 2006 and 2007. Recipients will receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Executive 2005 Restricted Stock nonvested shares as of December 31, 2006, and the changes for the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,852	$ 38.50
Granted	—
Vested	(4,426)	$ 38.50
Forfeited	—
Nonvested at December 31, 2006	4,426	$ 38.50

     For the twelve months ended December 31, 2006, compensation costs related to the nonvested shares granted were approximately $170,400. As of December 31, 2006, there was approximately $28,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.2 years. The total fair value of shares vesting during the twelve months ended December 31, 2006, was approximately $170,400.

Director Restricted Stock Plan

     Beginning with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors receive a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for reelection at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. Non-employee directors appointed to the Board outside of the Annual Meeting of Shareholders may be issued partial or initial grants. In 2006, a total of 6,305 shares of restricted stock were granted to non-employee directors with an average grant date fair value of $54.16 per share. The grant date fair value is determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant.

     A summary of the status of the Director Restricted Stock nonvested shares as of December 31, 2006, and the changes for the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,596	$ 40.71
Granted	6,305	$ 54.16
Vested	(3,757)	$ 41.02
Forfeited	(1,228)	$ 40.71
Nonvested at December 31, 2006	9,916	$ 49.14

     For the twelve months ended December 31, 2006, compensation costs related to the nonvested shares granted were approximately $157,100. As of December 31, 2006, there was approximately $376,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 1.6 years. The total fair value of shares vesting during the twelve months ended December 31, 2006, was approximately $154,100.

Key Managers 2005 Restricted Stock

     In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan (the “2005 Plan”), a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares. Based on Mid-America’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006.

     The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of Mid-America’s common stock. The expected term of the 2005 Plan is based on the criteria for the plan and the expected life of the awards. Mid-America uses a U.S. constant-maturity Treasury with the same term as the expected term of the 2005 Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. Mid-America uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	17.10%
Expected life in years	3
Risk-free rate	3.77%
Dividend yield	5.20%

     For the twelve months ended December 31, 2006, compensation costs related to the 2005 Plan were approximately $247,100. As of December 31, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. Mid-America’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $1.1 million unrecognized cost will be recognized over the weighted average period of 4.5 years. No shares vested during the twelve months ended December 31, 2006.

Long-Term Performance Based Incentive Plan for Executive Officers

     The Compensation Committee by authorization of the Board of Directors of Mid-America submitted the Long-Term Performance Based Incentive Plan for Executive Officers (the “Long-Term Plan”), which was approved by shareholders on June 2, 2003. The Long-Term Plan allowed executive management to earn performance units that converted into shares of restricted stock based on achieving defined total shareholder investment performance levels. Based on Mid-America’s performance from January 1, 2003, through December 31, 2005, 74,895 restricted shares of common stock were issued to executive management on March 14, 2006. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with Mid-America, these shares of restricted stock vest 20% annually from 2006 through 2010.

     The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of Mid-America’s common stock. The expected term of the Long-Term Plan is based on the criteria for the plan and the expected life of the awards. Mid-America uses a U.S. constant-maturity Treasury for the same term as the expected term of the Long-Term Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. Mid-America uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	6.38%
Expected life in years	3
Risk-free rate	1.99%
Dividend yield	9.60%

     For the twelve months ended December 31, 2006, compensation costs related to the Long-Term Plan were approximately $41,400. As of December 31, 2006, there was approximately $165,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the weighted average period of 4.0 years. The total fair value of shares vesting during the twelve months ended December 31, 2006, was approximately $66,200.

3. COMPREHENSIVE INCOME

     Total comprehensive income and its components for the years ended December 31, 2006, 2005, and 2004 were as follows (dollars in thousands):

	Twelve months
	ended December 31,
	2006	2005	2004
Net income	$20,945	$19,744	$25,198
Marked-to-market adjustment on derivative instruments	3,769	21,865	10,711
Total comprehensive income	$24,714	$41,609	$35,909

4. REAL ESTATE JOINT VENTURES

     At the beginning of 2005, Mid-America owned a 33.33% interest in a joint venture (“CH/Realty”) with Crow Holdings which was formed in 2002. In 2004, CH/Realty sold the Preserve at Arbor Lakes apartments, a 284-unit community in Jacksonville, FL. In 2005, CH/Realty sold Seasons at Green Oaks, a 300-unit community in Grand Prairie, TX and Preston Hills, a 464-unit community in Buford, GA, the two remaining properties owned by the joint venture. Following the sale of the final properties from the joint venture, Mid-America’s relationship with Crow Holdings in CH/Realty ceased to exist.

     Mid-America entered into a second joint venture (“CH/Realty II”) with Crow Holdings in 2004 with the purchase of the Verandas at Timberglen apartments. Mid-America also owns a 33.33% interest in CH/Realty II, and contributed 33.33% of the capital necessary to establish the joint venture. While the joint venture agreement does provide for methods of establishing subsequent capital contributions, CH/Realty II has generated sufficient cash flow to meet the debt service requirements of its non-recourse debt and provide monthly distributions to the owners. At December 31, 2006, CH Realty II owned one apartment community with 522 apartment units.

     On January 12, 2007, CH/Realty II sold the Verandas at Timberglen apartments and Mid-America sold its ownership interest in CH/Realty II to Crow Holdings. As a result, Mid-America booked a gain on sale of $5.4 million and an incentive fee of $1 million, both of which will be recorded in Mid-America’s 2007 consolidated financial statements. Following these transactions, Mid-America had no joint venture interests.

     The income, contributions, distributions and ending investment balances related to Mid-America’s joint ventures consisted of the following for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006
	CH/Realty	CH/Realty II	Total
Joint venture loss	$(11)	$(103)	$(114)
Gain on joint venture asset dispositions	—	—	—
Management fee income	—	210	210
Incentive fee income	—	—	—

Contributions to joint venture	—	—	—
Distributions from joint venture	44	306	350

Investment in at December 31	—	3,718	3,718
Advances to at December 31	—	—	—

	2005
	CH/	CH/Realty
	Realty	II	Total
Joint venture income (loss)	$79	$(14)	$65
Gain on joint venture asset dispositions	3,034	—	3,034
Management fee income	121	204	325
Incentive fee income	1,723	—	1,723

Contributions to joint venture	—	—	—
Distributions from joint venture	14,644	259	14,903

Investment in at December 31	—	4,182	4,182
Advances to at December 31	—	—	—

	2004
	CH/	CH/Realty
	Realty	II	Total
Joint venture income (loss)	$301	$(588)	$(287)
Gain on joint venture asset dispositions	3,249	—	3,249
Management fee income	382	200	582

Contributions to joint venture	—	(5,222)	(5,222)
Distributions from joint venture	6,209	218	6,427

Investment in at December 31	5,252	4,416	9,668
Advances to at December 31	4,475	—	4,475

5. BORROWINGS

     Mid-America maintains a total of $1,044 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2010 through 2014. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for Mid-America, has historically approximated three-month LIBOR less an average of 0.05% over the life of the FNMA Facilities, plus a fee of 0.62% to 0.795%. Borrowings under the FNMA Facilities totaled $844 million at December 31, 2006, consisting of $90 million under a fixed portion at a rate of 7.5%, and the remaining $754 million under the variable rate portion of the facility at an average rate of 5.7%. The available borrowing base capacity at December 31, 2006, was $1,044 million. Mid-America has 21 interest rate swap agreements, totaling a notional amount of $551 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.4%. The interest rate swaps have maturities between 2007 and 2013. The swaps are highly effective and are designed as cash flow hedges. Mid-America has also entered into five interest rate caps totaling a notional amount of $42 million which are designated against the FNMA Facilities. These interest rate caps mature in 2007, 2009, and 2011 and four are set at 6.0% and one is set at 6.5%. The FNMA Facilities are subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.

     Mid-America has a $300 million credit facility with Freddie MAC (the “Freddie Mac Facility”). At December 31, 2006, Mid-America had $144 million borrowed against the Freddie Mac Facility at an interest rate of 5.9%. Mid-America has seven interest rate swap agreements, totaling a notional amount of $103 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.6%. The interest rate swaps expire in 2011 and 2014.

     Mid-America also maintains a $40 million secured credit facility with two banks led by AmSouth Bank (the “AmSouth Credit Line”). The AmSouth Credit Line bears an interest rate of LIBOR plus a spread ranging from 1.35% to 1.75% based on certain quarterly coverage calculations established by the agreement. This credit line expires in May 2007 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2006, Mid-America had $23 million available to be borrowed under the AmSouth Credit Line agreement with $5 million borrowed under this facility at an interest rate of 7.3%. Approximately $17 million of the facility is used for letters of credit.

     Each of Mid-America’s credit facilities is subject to various covenants and conditions on usage. If Mid-America were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect Mid-America’s liquidity. Moreover, if Mid-America were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on Mid-America. Mid-America believes it was in compliance with these covenants and conditions on usage at December 31, 2006.

     Mid-America had outstanding at December 31, 2006, a $40 million promissory note with Regions Bank, (formerly with Union Planters Bank before their merger in July 2004) at a variable interest rate based on three month LIBOR of 6.4% which matures in April 2009. Mid-America has entered into an interest rate swap agreement with a notional amount of $25 million and an interest rate of 5.0% which expires in 2009 and is designated against the Regions Bank promissory note.

     At December 31, 2006, Mid-America had $147 million of fixed rate conventional individual property mortgages with an average interest rate of 5.0% and an average maturity of 2015, a $12 million fixed rate tax exempt individual property mortgage with an interest rate of 5.2% and a maturity in 2028, and a $5 million variable rate tax exempt individual property mortgage at an interest rate of 4.7% with a maturity in 2028.

     At December 31, 2006, Mid-America had $215 million (after considering the impact of interest rate swap agreements in effect) conventional variable rate debt outstanding at an average interest rate of 5.9%, $11 million (after considering the impact of interest rate swap agreements) of tax-free variable rate debt outstanding at an average rate of 4.7%, $18 million of capped conventional variable rate debt at an average interest rate of 5.9%, and an additional $24 million of capped tax-free variable rate debt at an average rate of 4.6%. The interest rate on all other debt, totaling $929 million, was hedged or fixed at an average interest rate of 5.5%.

     As of December 31, 2006, Mid-America estimated that the weighted average interest rate on Mid-America’s debt was 5.6%.

     The following table summarizes Mid-America’s indebtedness at December 31, 2006, and 2005, (dollars in millions):

	At December 31, 2006
					Balance at
	Actual	Average			December
	Interest	Interest			31,
	Rates	Rate	Maturity	Balance	2005
Fixed Rate:
Taxable	3.60%-7.75%	5.97%	2008-2044	$237.2	$249.4
Tax-exempt	5.23%	5.23%	2028	12.2	25.7
Interest rate swaps	3.23%-6.93%	5.38%	2007-2014	679.3	659.3
Preferred Series G	—	—	—	—	10.0
				928.7	944.4
Variable Rate: (1)
Taxable	5.86%-7.25%	5.93%	2007-2014	214.7	162.2
Tax-exempt	4.51%-4.71%	4.65%	2014-2028	10.9	10.9
Interest rate caps	4.60%-5.87%	5.14%	2007-2011	42.0	22.6
				267.6	195.7
				$1,196.3	$1,140.1
____________________

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2006, and 2005, respectively which results in Mid-America paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

     The following table includes scheduled principal repayments on the borrowings at December 31, 2006, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2007	$4,527	$4,605	$9,132
2008	3,781	106,715	110,496
2009	1,830	105,000	106,830
2010	1,933	120,000	121,933
2011	2,043	215,033	217,076
Thereafter	78,703	552,179	630,882
	$92,817	$1,103,532	$1,196,349

6. DERIVATIVE FINANCIAL INSTRUMENTS

     Following are the details of the interest rate swaps that were entered into as of December 31, 2006 (dollars in thousands):

		Interest Rate
	Notional		Fixed
	Balance	Variable Leg Base	Leg	Expiration
Interest rate swaps designated against the FNMA Facilities
	$25,000	3-month LIBOR	6.43%	2007
	25,000	3-month LIBOR	5.70%	2007
	50,000	3-month LIBOR	5.87%	2008
	50,000	3-month LIBOR	5.48%	2010
	25,000	3-month LIBOR	6.93%	2007
	40,000	3-month LIBOR	5.54%	2010
	50,000	3-month LIBOR	5.36%	2011
	25,000	3-month LIBOR	5.15%	2012
	50,000	3-month LIBOR	5.29%	2012
	50,000	3-month LIBOR	5.00%	2012
	50,000	3-month LIBOR	5.06%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.34%	2013
	490,000		5.50%
Interest rate swaps designated against the FNMA Tax-Free Bond Facility
	16,990	BMA Municipal Swap Index	5.05%	2008
	10,800	BMA Municipal Swap Index	3.95%	2007
	7,000	BMA Municipal Swap Index	3.94%	2007
	4,965	BMA Municipal Swap Index	3.23%	2008
	2,980	BMA Municipal Swap Index	3.23%	2008
	3,585	BMA Municipal Swap Index	3.63%	2009
	6,645	BMA Municipal Swap Index	3.63%	2009
	8,365	BMA Municipal Swap Index	4.73%	2010
	61,330		4.21%
Interest rate swaps designated against the Freddie Mac Facility
	26,000	3-month LIBOR	5.40%	2011
	10,000	3-month LIBOR	5.11%	2011
	15,000	3-month LIBOR	5.19%	2011
	15,000	3-month LIBOR	5.72%	2011
	17,000	3-month LIBOR	5.53%	2011
	10,000	1-month LIBOR	6.25%	2014
	10,000	1-month LIBOR	6.42%	2014
	103,000		5.59%
Interest rate swaps designated against Union Planters Bank borrowings
	25,000		4.98%	2009
Total interest rate swaps in effect
at December 31, 2006	$679,330		5.38%

     At December 31, 2006, all of Mid-America’s interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with Statement No. 133 as amended. For the twelve months ended December 31, 2006 and 2005, Mid-America recorded approximately $12.4 million and $9.7 million, respectively, to other assets in the consolidated balance sheet. Mid-America also recorded approximately $1.1 million and $2.4 million for the twelve months ended December 31, 2006 and 2005, respectively, to accrued expenses and other liabilities in the consolidated balance sheet.

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

     Fixed rate notes payable at December 31, 2006, and 2005, total $249 million and $285 million, respectively, and have estimated fair values of $228 million and $259 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2006, and 2005. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2006, and 2005, total $947 million and $855 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates. The notional amount of interest rate and forward interest rate swap agreements at December 31, 2006, and 2005, total $679 million and $684 million, respectively, and have an estimated net fair value of $11.3 million and $7.3 million, respectively, based upon interest rates available for interest rate swaps with similar terms and remaining maturities as of December 31, 2006, and 2005. The notional amount of interest rate cap agreements at December 31, 2006, and 2005, total $42 million and $23 million, respectively, and have an estimated fair value of $30 thousand and $30 thousand, respectively, based upon interest rates available for interest rate caps with similar terms and remaining maturities as of December 31, 2006, and 2005.

     The fair value estimates presented herein are based on information available to management as of December 31, 2006, and 2005. These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize.

8. COMMITMENTS AND CONTINGENCIES

     Mid-America is not presently subject to any material litigation nor, to Mid-America’s knowledge, with advice of legal counsel, is any material litigation threatened against Mid-America. Mid-America is subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated financial statements of Mid-America.

     Mid-America had operating lease expense of approximately $12,000 for the years ended December 31, 2006, and 2005, and $9,000 for the year ended December 31, 2004. Mid-America has commitments of approximately $12,000 annually through 2008 and $3,000 in 2009 under operating lease agreements outstanding at December 31, 2006.

9. INCOME TAXES

     No provision for Federal income taxes has been made in the accompanying consolidated financial statements. Mid-America has made an election to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. As a REIT, Mid-America is generally not subject to Federal income tax on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to Mid-America’s shareholders and complies with certain requirements. If Mid-America fails to qualify as a REIT in any taxable year, Mid-America will be subject to the Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though Mid-America qualifies for taxation as a REIT, Mid-America may be subject to certain Federal, state and local taxes on its income and property and to Federal income and excise tax on its undistributed income.

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2005 and 2004 and the estimated taxability for 2006:

	2006	2005	2004
Per common share
Ordinary income	$ 0.94	$ 0.86	$ 1.05
Capital gains	0.00	0.26	0.26
Return of capital	1.44	1.23	1.03
Total	$ 2.38	$ 2.35	$ 2.34

10. SHAREHOLDERS’ EQUITY

Series D Preferred Stock - Shareholders Rights Plan

     The Board of Directors authorized a Shareholders Rights Plan (the “Rights Plan”). In implementing the Rights Plan, the Board declared a distribution of one right for each of Mid-America’s outstanding common shares which would become exercisable only if a person or group (the “Acquiring Person”) became the beneficial owner of 10% or more of the common shares or announced a tender or exchange offer that would result in ownership of 10% of Mid-America’s common shares. The rights would trade with Mid-America’s common stock until exercisable. Each holder of a right, other than the Acquiring Person, would in that event be entitled to purchase one common share of Mid-America for each right at one half of the then current price.

     In November 2005, as a governance initiative, the Board voted to terminate the Rights Plan.

Series F Preferred Stock

     In 2002, Mid-America issued Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.3125 per share, payable monthly. Mid-America has outstanding 474,500 Series F Preferred shares for which it received aggregate proceeds of $11.9 million. On and after October 16, 2007, the Series F Preferred shares will be redeemable for cash at the option of Mid-America, in whole or in part, at a redemption price equal to the liquidation preference plus dividends accrued and unpaid to the redemption date.

Series H Preferred Stock

     In 2003, Mid-America issued the Series H Preferred Stock with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.075 per share, payable quarterly. Mid-America has outstanding 6,200,000 Series H Preferred Stock shares for which it received net proceeds of $150.1 million. On and after August 11, 2008, the Series H Preferred Stock shares will be redeemable for cash at the option of Mid-America, in whole or in part, at a redemption price equal to the liquidation preference plus dividends owed and unpaid to the redemption date.

Direct Stock Purchase and Distribution Reinvestment Plan

     Mid-America has a Direct Stock Purchase and Distribution Reinvestment Plan (“DRSPP”) pursuant to which Mid-America’s shareholders have the ability to reinvest all or part of their distributions from Mid-America’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into Mid-America’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. Mid-America, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, Mid-America may either issue additional shares of common stock or repurchase common stock in the open market. Mid-America has registered with the Securities and Exchange Commission the offer and sale of up to

4,600,000 shares of common stock pursuant to the DRSPP. Additional shares will be purchased at the market price on the “Investment Date” each month, which shall in no case be later than ten business days following the distribution payment date. Mid-America may elect to sell shares under the DRSPP at up to a 5% discount.

     Common stock shares totaling 1,356,015 in 2006, 803,251 in 2005, and 413,598, in 2004, were acquired by shareholders under the DRSPP. Mid-America offered an average of a 1.5% discount for optional cash purchases in 2006 and 2005 and a 2% discount in the months of August through December in 2004.

Controlled Equity Offering

     On November 3, 2006, Mid-America entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of Mid-America’s common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program. From November 3, 2006 until the end of 2006, Mid-America sold 194,000 shares of common stock for net proceeds of $11.4 million after underwriting commissions and SEC fees.

Stock Repurchase Plan

     In 1999, Mid-America’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of Mid-America’s common stock. Through December 31, 2005, Mid-America has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002, 2003, 2004, 2005 or 2006 under the plan.

11. 8 5/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED STOCK

     In 2002, Mid-America issued 8 5/8% Series G Cumulative Redeemable Preferred Stock (“Series G”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.15625 per share, payable monthly. Mid-America has outstanding 400,000 Series G shares issued in a direct placement with private investors (“Investors”) for which it received aggregate proceeds of $10 million. On or after November 15, 2004, Mid-America or the Investors may give the required one-year notice to redeem or put, respectively, all or part of the Series G shares beginning on or after November 15, 2005, in increments of $1 million. In the event the Investors elect to put all or a part of the Series G to Mid-America, Mid-America has the option to redeem all or a portion of the shares of the Series G in shares of common stock of Mid-America in lieu of cash.

     In accordance with EITF D-98: Classification and Measurement of Redeemable Securities, as of March 31, 2005, Mid-America classified the Series G outside of permanent equity as Mid-America determined that in the event of a put by the Investors, there were two possible circumstances which were not wholly in control of Mid-America that could require the Series G to be redeemed by Mid-America for cash as opposed to common stock, and thus the Series G should be presented outside of permanent equity. These circumstances were the delisting of Mid-America’s common stock from the New York Stock Exchange and the failure to complete a registration of Mid-America’s common stock exchanged for the Series G. The December 31, 2004, consolidated balance sheet was adjusted to conform to such presentation as were the December 31, 2004 and 2003, Statements of Shareholders’ Equity.

     On May 26, 2005, Mid-America gave the required one-year notice to redeem all of the issued and outstanding Series G shares. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), Mid-America classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements. Statement 150 also requires that all subsequent dividend payments be classified as interest expense on the consolidated financial statements.

     On May 26, 2006, Mid-America redeemed all of the issued and outstanding shares of Series G.

12. EMPLOYEE BENEFIT PLANS

     Following are details of employee benefit plans not previously discussed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2.

401 (k) Savings Plan

     The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Mid-America may, but is not obligated to, make a matching contribution of $0.50 for each $1.00 contributed, up to 6% of the participant’s compensation. Mid-America’s contribution to this plan was approximately $383,000, $375,000, and $293,000 in 2006, 2005, and 2004, respectively.

Non-Qualified Deferred Compensation Retirement Plan

     Mid-America has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in Mid-America’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and Mid-America matches a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in Mid-America’s 401(k) Savings Plan. Mid-America’s match to this plan in 2006, 2005, and 2004 was approximately $60,200, $31,200, and $28,400, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

     Mid-America has adopted a non-qualified deferred compensation plan for the non-employee directors who serve on the Board of Directors of Mid-America (the “Directors Deferred Compensation Plan”). The Directors Deferred Compensation Plan allows directors to receive shares of phantom stock in place of cash fees in increments of 25%. The phantom stock is then issued either in shares of common stock of Mid-America or in a comparable cash value in two annual installments following the director’s retirement from the Board of Directors. In 2006, 2005, and 2004, Mid-America issued 4,146, 5,742, and 5,931, shares of phantom stock, respectively, with weighted-average grant date fair values of $57.05, $43.35, and $36.59, respectively, to outside directors.

Employee Stock Ownership Plan

     The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of Mid-America is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with Mid-America. Participants’ ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. Mid-America contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2006, 2005, and 2004, Mid-America contributed approximately $774,000, $700,000, and $554,000, respectively, to the ESOP which purchased an additional 13,804, 16,447, and 15,104, shares of common stock, with weighted-average grant date fair values of $56.08, $42.58, and $36.66, respectively.

Restricted Stock and Stock Option Plan

     Mid-America adopted the 1994 Restricted Stock and Stock Option Plan (the “1994 Plan”) to provide incentives to attract and retain independent directors, executive officers and key employees. As of January 31, 2004, no further awards may be granted under this plan. The 1994 Restricted Stock and Stock Option Plan was replaced by the 2004 Stock Plan (collectively the “Plans”) by shareholder approval at the May 24, 2004, Annual Meeting of Shareholders. The Plans provide(d) for the granting of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”). The Plan also allow(ed) Mid-America to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The 1994 Plan authorized the issuance of 2,400,000 common shares or options to acquire shares. The 2004 Stock Plan authorizes the issuance of 500,000 common shares or options to acquire shares. Under the terms of the 1994 Plan, Mid-America could advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from the date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. Mid-America has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, Mid-America will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, Mid-America entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with Mid-America. Mid-America also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by Mid-America.

     As of December 31, 2006, Mid-America had advances outstanding relating to the Plan totaling approximately $535,000, which is recorded in other assets in the accompanying consolidated balance sheets. All of the $535,000 advances at December 31, 2006, were to current and one former executive officers and were at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2007 to 2010.

     In 2003, Mid-America issued 7,471 restricted shares of common stock to executive management with a grant date fair value of $23.42. These shares vested in 2004. Recipients received dividend payments on the shares of restricted stock prior to vesting.

13. EARNINGS FROM DISCONTINUED OPERATIONS

     In accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Mid-America sold the Eastview apartments in 2005 and the Island Retreat apartments in 2004, and has classified them as discontinued operations in the Consolidated Statements of Operations. Mid-America has also classified the Hickory Farms apartments and the Gleneagles apartments as discontinued operations in the Consolidated Statements of Operations, as these properties have been identified for disposition and meet the other criteria to be reclassified. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2006, (dollars in thousands):

	2006	2005	2004
Revenues:
Rental revenues	$2,410	$2,995	$5,333
Other revenues	102	82	123
Total revenues	2,512	3,077	5,456
Expenses:
Property operating expenses	1,338	1,920	3,077
Depreciation and amortization	160	637	1,324
Interest expense	405	309	750
Loss on debt extinguishment	—	—	60
Amortization of deferred financing costs	—	—	4
Asset impairment	—	243	200
Total expenses	1,903	3,109	5,415
Earnings (loss) from discontinued operations
before gain on sale and settlement proceeds	609	(32)	41
Net gain (loss) on insurance and other settlement proceeds	—	(25)	526
Gain on sale	—	—	5,825
Earnings (loss) from discontinued operations	$609	$(57)	$6,392

14. RELATED PARTY TRANSACTIONS

     Pursuant to management contracts with Mid-America’s joint venture(s), Mid-America manages the operations of the joint venture(s) apartment communities for a fee of 4% of the revenues of the joint venture(s). Mid-America received approximately $210,000, $325,000, and $582,000 as management fees from the joint venture(s) in 2006, 2005, and 2004, respectively.

     Mid-America earned interest on a $4.5 million loan to CH/Realty at an average interest rate of 9% until its closure following the sale of its remaining two properties in 2005.

     Mid-America has certain advances to current and one former executive officer through the 1994 Plan as discussed in Note 12.

15. SEGMENT INFORMATION

     At December 31, 2006, Mid-America owned or had an ownership interest in 138 multifamily apartment communities, including the apartment community owned by Mid-America’s joint venture, in 13 different states from which it derives all significant sources of earnings and operating cash flows. Mid-America’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Mid-America’s chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet Mid-America’s return criteria and long term investment goals. Mid-America defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

16. SUBSEQUENT EVENTS

Distribution

     In February 2007, Mid-America announced a monthly distribution to its Series F Cumulative Redeemable Preferred Stock shareholders of $0.1927 per share, which is payable on March 15, 2007.

Dispositions

     On January 12, 2007, the sole property in Mid-America’s joint venture with Crow Holdings, Verandas at Timberglen, a 522-unit community in Dallas, TX, was sold. In conjunction with the sale, Mid-America sold its ownership interest in the joint venture to Crow Holdings. As a result, Mid-America booked a gain on sale of $5.4 million and an incentive fee of $1 million, both of which will be recorded in Mid-America’s 2007 consolidated financial statements. Following these transactions, Mid-America had no joint venture interests.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
Total revenues	$77,998	$80,364	$82,749	$84,888
Income from continuing operations before non-operating items	$22,164	$22,035	$21,744	$21,389
Interest expense	$(15,701)	$(15,833)	$(15,505)	$(16,473)
(Loss) gain on debt extinguishment	$(550)	$(1)	$—	$—
Minority interest in operating partnership income	$(413)	$(408)	$(375)	$(394)
(Loss) income from investments in unconsolidated entities	$(84)	$(35)	$(16)	$21
Net gain (loss) on insurance and other settlement proceeds	$—	$225	$(54)	$(87)
Gain on disposition within unconsolidated entities	$—	$—	$—	$—
Discontinued operations:
Income (loss) from discontinued operations before asset
impairment, settlement proceeds and gain on sale	$78	$198	$161	$172
Asset impairment on discontinued operations	$—	$—	$—	$—
Net loss on insurance and other settlement proceeds on
discontinued operations	$—	$—	$—	$—
Gain on sale of discontinued operations	$—	$—	$—	$—
Net income	$5,126	$5,892	$5,630	$4,297
Net income available for common shareholders	$1,636	$2,401	$2,139	$807

Per share:
Net income available per common share - basic	$0.07	$0.10	$0.09	$0.03
Net income available per common share - diluted	$0.07	$0.10	$0.09	$0.03
Dividend paid	$0.595	$0.595	$0.595	$0.595

	Year Ended December 31, 2005
	First	Second	Third	Fourth
Total revenues	$71,042	$72,517	$74,922	$77,651
Income from continuing operations before non-operating items	$18,364	$18,989	$18,462	$20,016
Interest expense	$(13,669)	$(14,404)	$(15,251)	$(15,118)
(Loss) gain on debt extinguishment	$(4)	$(90)	$12	$(327)
Minority interest in operating partnership income	$(260)	$(778)	$(91)	$(442)
Income (loss) from investments in unconsolidated entities	$318	$(193)	$(52)	$(8)
Net gain (loss) on insurance and other settlement proceeds	$7	$(16)	$874	$(116)
Gain on disposition within unconsolidated entities	$—	$3,034	$—	$—
Discontinued operations:
(Loss) income from discontinued operations before asset
impairment, settlement proceeds and gain on sale	$(8)	$102	$53	$64
Asset impairment on discontinued operations	$(94)	$(149)	$—	$—
Net loss on insurance and other settlement proceeds on
discontinued operations	$(25)	$—	$—	$—
Gain on sale of discontinued operations	$—	$—	$—	$—
Net income	$4,326	$8,193	$3,615	$3,610
Net income available for common shareholders	$613	$4,558	$125	$119

Per share:
Net income available per common share - basic	$0.03	$0.21	$0.01	$0.01
Net income available per common share - diluted	$0.03	$0.21	$0.01	$0.01
Dividend paid	$0.585	$0.585	$0.585	$0.595

     The first quarter 2006 and 2005 financial data in the tables above differ from the numbers originally reported in the Quarterly Report on From 10-Q for the three months ended March 31, 2006, due to the reclassification of two properties as Held for Sale. In April 2006, the Company entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. In accordance with Statement 144 these communities were considered held for sale in the accompanying consolidated financial statements and have been reclassified to discontinued operations. A reconcilliation of the reclassification is below (in thousands):

	Three months ended March 31, 2006			Three months ended March 31, 2005
	As originally			As originally
	reported in the		Adjusted for the	reported in the		Adjusted for the
	Quarterly		Annual Report	Quarterly		Annual Report
	Report		on Form 10-K	Report		on Form 10-K
	on Form 10-Q		for the twelve	on Form 10-Q		for the twelve
	for the three	Held For	months ended	for the three	Held For	months ended
	months ended	Sale	December 31,	months ended	Sale	December 31,
	March 31, 2006	Adjustment	2006	March 31, 2006	Adjustment	2006
Total revenues	$78,646	$(648)	$77,998	$71,693	$(651)	$71,042
Income from continuing operations before non-
operating items	$22,344	$(180)	$22,164	$18,554	$(190)	$18,364
Interest expense	$(15,803)	$102	$(15,701)	$(13,732)	$63	$(13,669)
(Loss) gain on debt extinguishment	$(550)	$—	$(550)	$(4)	$—	$(4)
Minority interest in operating partnership income	$(413)	$—	$(413)	$(260)	$—	$(260)
(Loss) income from investments in unconsolidated
entities	$(84)	$—	$(84)	$318	$—	$318
Net gain (loss) on insurance and other settlement
proceeds	$—	$—	$—	$7	$—	$7
Gain on disposition within unconsolidated entities	$—	$—	$—	$—	$—	$—
Discontinued operations:
Income (loss) from discontinued operations before
asset impairment, settlement proceeds and
gain on sale	$—	$78	$78	$(135)	$127	$(8)
Asset impairment on discontinued operations	$—	$—	$—	$(94)	$—	$(94)
Net loss on insurance and other settlement
proceeds on discontinued operations	$—	$—	$—	$(25)	$—	$(25)
Gain on sale of discontinued operations	$—	$—	$—	$—	$—	$—
Net income	$5,126	$—	$5,126	$4,326	$—	$4,326
Net income available for common shareholders	$1,636	$—	$1,636	$613	$—	$613

Per share:
Net income available per common share - basic	$0.07	$—	$0.07	$0.03	$—	$0.03
Net income available per common share - diluted	$0.07	$—	$0.07	$0.03	$—	$0.03
Dividend paid	$0.595	$—	$0.595	$0.585	$—	$0.585

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

														Life used
						Cost Capitalized		Gross Amount						to compute
						subsequent to		carried at December						depreciation
				Initial Cost		Acquisition		31, 2006 (21)						in latest
					Buildings		Buildings		Buildings					income
					and		and		and		Accumulated		Date of	statement
Property	Location	Encumbrances		Land	Fixtures	Land	Fixture	Land	Fixtures	Total	Depreciation	Net	Construction	(22)
Eagle Ridge	Birmingham, AL	—	(1)	$851	$7,667	$ —	$1,439	$851	$9,106	$9,957	$(2,939)	$7,018	1986	1-40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	1,358	524	6,082	6,606	(2,165)	4,441	1987	1-40
Paddock Club Huntsville	Huntsville, AL	—	(1)	909	10,152	830	9,307	1,739	19,459	21,198	(5,428)	15,770	1989/98	1-40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	811	965	14,001	14,966	(3,443)	11,523	1999	1-40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	2,965	1,026	12,209	13,235	(5,374)	7,861	1987	1-40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	1,832	960	10,474	11,434	(4,014)	7,420	1984	1-40
Westside Creek I & II	Little Rock, AR	—	(1)	1,270	11,463	1	2,298	1,271	13,761	15,032	(4,760)	10,272	1984/86	1-40
Talus Ranch	Phoenix, AZ	—		12,741	49,636	—	44	12,741	49,680	62,421	(889)	61,532	2006	1-40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	3,178	1,024	12,397	13,421	(4,570)	8,851	1985	1-40
Marsh Oaks	Atlantic Beach, FL	—	(1)	244	2,829	—	1,228	244	4,057	4,301	(1,825)	2,476	1986	1-40
Indigo Point	Brandon, FL	—	(4)	1,167	10,500	—	1,722	1,167	12,222	13,389	(3,187)	10,202	1989	1-40
Paddock Club Brandon	Brandon, FL	—	(2)	2,896	26,111	—	1,175	2,896	27,286	30,182	(8,211)	21,971	1997/99	1-40
Preserve at Coral Square	Coral Springs, FL	30,888		9,600	41,206	—	1,312	9,600	42,518	52,118	(4,391)	47,727	1996	1-40
Anatole	Daytona Beach, FL	7,000	(10)	1,227	5,879	—	1,480	1,227	7,359	8,586	(3,133)	5,453	1986	1-40
Paddock Club Gainesville	Gainesville, FL	—	(2)	1,800	15,879	—	457	1,800	16,336	18,136	(3,812)	14,324	1999	1-40
Cooper’s Hawk	Jacksonville, FL	—	(2)	854	7,500	—	1,728	854	9,228	10,082	(3,997)	6,085	1987	1-40
Hunter’s Ridge at Deerwood	Jacksonville, FL	—	(8)	1,533	13,835	—	3,020	1,533	16,855	18,388	(5,264)	13,124	1987	1-40
Lakeside	Jacksonville, FL	—	(1)	1,431	12,883	(1)	5,478	1,430	18,361	19,791	(8,109)	11,682	1985	1-40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	36,431	—	625	4,047	37,056	41,103	(5,271)	35,832	2003	1-40
Paddock Club Jacksonville	Jacksonville, FL	—	(1)	2,294	20,750	(2)	1,320	2,292	22,070	24,362	(6,918)	17,444	1989/96	1-40
Paddock Club Mandarin	Jacksonville, FL	—	(2)	1,410	14,967	1	729	1,411	15,696	17,107	(3,662)	13,445	1998	1-40
St. Augustine	Jacksonville, FL	13,235	(20)	2,858	6,475	(1)	4,099	2,857	10,574	13,431	(4,871)	8,560	1987	1-40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	2,910	645	8,714	9,359	(3,782)	5,577	1985	1-40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	—	4,460	1,686	19,639	21,325	(7,474)	13,851	1986	1-40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	3,454	1,221	23,906	25,127	(7,898)	17,229	1988/90	1-40
Savannahs at James Landing	Melbourne, FL	—	(2)	582	7,868	—	3,354	582	11,222	11,804	(4,588)	7,216	1990	1-40
Paddock Park Ocala	Ocala, FL	6,805	(2)(3)	2,284	21,970	—	1,671	2,284	23,641	25,925	(8,059)	17,866	1986/88	1-40
Paddock Club Panama City	Panama City, FL	—	(2)	898	14,276	—	604	898	14,880	15,778	(4,236)	11,542	2000	1-40
Paddock Club Tallahassee	Tallahassee, FL	—	(2)	530	4,805	950	10,053	1,480	14,858	16,338	(4,855)	11,483	1990/95	1-40
Belmere	Tampa, FL	—	(1)	851	7,667	1	3,095	852	10,762	11,614	(4,957)	6,657	1984	1-40
Links at Carrollwood	Tampa, FL	—	(1)	817	7,355	110	3,281	927	10,636	11,563	(3,474)	8,089	1980	1-40
High Ridge	Athens, GA	—	(1)	884	7,958	—	1,178	884	9,136	10,020	(2,902)	7,118	1987	1-40
Bradford Pointe	Augusta, GA	4,760	(5)	772	6,949	—	1,336	772	8,285	9,057	(2,788)	6,269	1986	1-40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	3,270	658	9,120	9,778	(4,243)	5,535	1982	1-40
Westbury Creek	Augusta, GA	3,480	(15)	400	3,626	—	866	400	4,492	4,892	(1,593)	3,299	1984	1-40
Fountain Lake	Brunswick, GA	—	(5)	502	4,551	—	1,344	502	5,895	6,397	(2,160)	4,237	1983	1-40
Park Walk	College Park, GA	—	(1)	536	4,859	—	731	536	5,590	6,126	(1,892)	4,234	1985	1-40
Whisperwood	Columbus, GA	—	(1)	4,290	42,722	(4)	7,794	4,286	50,516	54,802	(16,014)	38,788	1980/82/84/86/98	1-40
Willow Creek	Columbus, GA	—	(1)	614	5,523	—	2,702	614	8,225	8,839	(2,854)	5,985	1971/77	1-40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	683	1,284	16,502	17,786	(3,652)	14,134	1999	1-40
Prescott	Duluth, GA	—	(6)	3,840	24,876	—	532	3,840	25,408	29,248	(2,959)	26,289	2001	1-40
Lanier	Gainesville, GA	20,144		3,560	23,248	—	610	3,560	23,858	27,418	(2,170)	25,248	1998	1-40
Lake Club	Gainesville, GA	—	(6)	3,150	18,997	—	159	3,150	19,156	22,306	(1,823)	20,483	2001	1-40
Whispering Pines	LaGrange, GA	—	(5)	823	7,470	—	1,630	823	9,100	9,923	(3,155)	6,768	1982/84	1-40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	1,193	665	7,231	7,896	(2,467)	5,429	1983	1-40
Austin Chase	Macon, GA	—	(8)	1,409	12,687	—	241	1,409	12,928	14,337	(3,842)	10,495	1996	1-40

														Life used
						Cost Capitalized		Gross Amount						to compute
						subsequent to		carried at December						depreciation
				Initial Cost		Acquisition		31, 2006 (21)						in latest
					Buildings		Buildings		Buildings					income
					and		and		and		Accumulated		Date of	statement
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	(22)
The Vistas	Macon, GA	—	(1)	595	5,403	—	1,087	595	6,490	7,085	(2,247)	4,838	1985	1-40
Walden Run	McDonough, GA	—	(1)	1,281	11,935	—	88	1,281	12,023	13,304	(1,826)	11,478	1997	1-40
Georgetown Grove	Savannah, GA	10,024		1,288	11,579	—	792	1,288	12,371	13,659	(3,828)	9,831	1997	1-40
Oaks at Wilmington Island	Savannah, GA	—	(7)	2,910	26,337	—	61	2,910	26,398	29,308	(470)	28,838	1999	1-40
Wildwood	Thomasville, GA	—	(1)	438	3,971	371	4,738	809	8,709	9,518	(2,996)	6,522	1980/84	1-40
Hidden Lake	Union City, GA	—	(1)	1,296	11,715	—	2,043	1,296	13,758	15,054	(4,672)	10,382	1985/87	1-40
Three Oaks	Valdosta, GA	—	(1)	462	4,188	459	5,773	921	9,961	10,882	(3,469)	7,413	1983/84	1-40
Huntington Chase	Warner Robins, GA	8,741		1,160	10,437	—	735	1,160	11,172	12,332	(2,786)	9,546	1997	1-40
Southland Station	Warner Robins, GA	—	(1)	1,470	13,284	—	1,812	1,470	15,096	16,566	(5,248)	11,318	1987/90	1-40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	15,954	3,019	27,872	30,891	(8,032)	22,859	1999	1-40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	1,436	1,038	10,778	11,816	(3,821)	7,995	1996	1-40
Paddock Club Florence	Florence, KY	9,530		1,209	10,969	—	1,423	1,209	12,392	13,601	(4,034)	9,567	1994	1-40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	-	2,024	31,525	33,549	(6,352)	27,197	2000	1-40
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	1,271	411	4,970	5,381	(2,227)	3,154	1986	1-40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	1,869	694	8,111	8,805	(3,524)	5,281	1989	1-40
Village, The	Lexington, KY	—	(1)	900	8,097	—	2,581	900	10,678	11,578	(4,812)	6,766	1989	1-40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	3,752	1,169	14,270	15,439	(6,339)	9,100	1985	1-40
Riverhills	Grenada, MS	—	(1)	153	2,092	—	812	153	2,904	3,057	(1,746)	1,311	1972	1-40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	2,556	1,535	16,382	17,917	(6,373)	11,544	1988/89	1-40
Pear Orchard	Jackson, MS	—	(1)	1,352	12,168	(1)	3,719	1,351	15,887	17,238	(6,894)	10,344	1985	1-40
Reflection Pointe	Jackson, MS	5,880	(11)	710	8,770	140	3,851	850	12,621	13,471	(5,376)	8,095	1986	1-40
Somerset	Jackson, MS	—	(1)	477	4,294	—	1,448	477	5,742	6,219	(2,531)	3,688	1981	1-40
Woodridge	Jackson, MS	—	(1)	471	5,522	—	1,310	471	6,832	7,303	(2,833)	4,470	1987	1-40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,470	—	206	676	6,676	7,352	(1,025)	6,327	1974	1-40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	1,778	778	8,791	9,569	(3,523)	6,046	1989	1-40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	1,990	894	10,043	10,937	(4,052)	6,885	1991	1-40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	1,653	900	9,752	10,652	(3,579)	7,073	1988	1-40
Waterford Forest	Cary, NC	—	(6)	4,000	20,957	—	497	4,000	21,454	25,454	(1,832)	23,622	1996	1-40
Woodstream	Greensboro, NC	—	(1)	1,048	9,855	—	705	1,048	10,560	11,608	(1,628)	9,980	1983	1-40
Corners, The	Winston-Salem, NC	—	(2)	685	6,165	—	1,609	685	7,774	8,459	(3,655)	4,804	1982	1-40
Preserve at Brier Creek	Raleigh, NC	—	(1)	5,850	22,695	6	12,222	5,856	34,917	40,773	(1,348)	39,425	2002	1-40
Fairways at Royal Oak	Cincinnati, OH	—	(1)	814	7,335	(12)	1,779	802	9,114	9,916	(4,000)	5,916	1988	1-40
Colony at South Park	Aiken, SC	—	(1)	862	8,005	—	277	862	8,282	9,144	(1,162)	7,982	1989/91	1-40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	1,136	503	5,676	6,179	(1,976)	4,203	1988	1-40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	1,602	427	5,455	5,882	(2,537)	3,345	1980	1-40
Fairways, The	Columbia, SC	7,735	(12)	910	8,207	—	1,080	910	9,287	10,197	(4,052)	6,145	1992	1-40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	1,814	1,840	18,374	20,214	(6,066)	14,148	1989/95	1-40
Highland Ridge	Greenville, SC	—	(1)	482	4,337	—	1,466	482	5,803	6,285	(2,119)	4,166	1984	1-40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	1,809	1,304	13,549	14,853	(4,925)	9,928	1986/88	1-40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	842	1,200	11,642	12,842	(3,834)	9,008	1996	1-40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	3,567	360	6,492	6,852	(2,937)	3,915	1983	1-40
Spring Creek	Greenville, SC	—	(1)	597	5,374	(14)	1,523	583	6,897	7,480	(2,881)	4,599	1985	1-40
Runaway Bay	Mt. Pleasant, SC	8,365	(9)	1,085	7,269	—	3,363	1,085	10,632	11,717	(4,052)	7,665	1988	1-40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	1,628	723	8,132	8,855	(2,874)	5,981	1987	1-40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,861	—	402	1,131	11,263	12,394	(1,715)	10,679	1989	1-40
Hidden Creek	Chattanooga, TN	—	(1)	972	9,201	—	443	972	9,644	10,616	(1,471)	9,145	1987	1-40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	2,195	217	4,152	4,369	(1,922)	2,447	1986	1-40
Windridge	Chattanooga, TN	5,465	(16)	817	7,416	—	1,656	817	9,072	9,889	(2,932)	6,957	1984	1-40
Oaks, The	Jackson, TN	—	(1)	177	1,594	—	1,424	177	3,018	3,195	(1,401)	1,794	1978	1-40
Post House Jackson	Jackson, TN	5,095		443	5,078	—	3,058	443	8,136	8,579	(2,873)	5,706	1987	1-40
Post House North	Jackson, TN	3,375	(13)	381	4,299	(57)	1,722	324	6,021	6,345	(2,626)	3,719	1987	1-40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,194	523	5,905	6,428	(2,587)	3,841	1987	1-40

														Life used
						Cost Capitalized		Gross Amount						to compute
						subsequent to		carried at December						depreciation
				Initial Cost		Acquisition		31, 2006 (21)						in latest
					Buildings		Buildings		Buildings					income
					and		and		and		Accumulated		Date of	statement
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	(22)
Woods at Post House	Jackson, TN	4,936		240	6,839	—	1,364	240	8,203	8,443	(3,925)	4,518	1997	1-40
Cedar Mill	Memphis, TN	—	(1)	824	8,023	—	999	824	9,022	9,846	(1,665)	8,181	1973/86	1-40
Greenbrook	Memphis, TN	—	(4)	2,100	24,468	25	19,388	2,125	43,856	45,981	(20,888)	25,093	1974/78/83/86	1-40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	4,941	1,148	15,278	16,426	(6,195)	10,231	1978	1-40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	10,728	1,498	31,211	32,709	(12,180)	20,529	1988/98	1-40
Park Estate	Memphis, TN	—	(4)	178	1,141	—	3,475	178	4,616	4,794	(2,688)	2,106	1974	1-40
Reserve at Dexter Lake	Memphis, TN	—	(5)	1,260	16,043	2,147	32,745	3,407	48,788	52,195	(9,332)	42,863	1999/01	1-40
River Trace	Memphis, TN	—	(1)	1,622	14,723	1	2,874	1,623	17,597	19,220	(6,151)	13,069	1981/85	1-40
Paddock Club Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	338	915	15,112	16,027	(3,427)	12,600	1999	1-40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	(2)	2,285	1,191	13,024	14,215	(5,647)	8,568	1986	1-40
Grand View Nashville	Nashville, TN	—	(1)	2,963	33,673	—	1,181	2,963	34,854	37,817	(6,467)	31,350	2001	1-40
Monthaven Park	Nashville, TN	22,422		2,736	29,556	—	862	2,736	30,418	33,154	(3,779)	29,375	1999/01	1-40
Park at Hermitage	Nashville, TN	6,645	(17)	1,524	14,800	—	3,702	1,524	18,502	20,026	(7,934)	12,092	1987	1-40
Northwood	Arlington, TX	—	(2)	886	8,278	—	287	886	8,565	9,451	(1,323)	8,128	1980	1-40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	3,640	1,598	18,038	19,636	(6,784)	12,852	1983	1-40
Grand Reserve at Sunset Valley	Austin, TX	10,736		3,150	11,868	—	426	3,150	12,294	15,444	(1,396)	14,048	1996	1-40
Silverado	Austin, TX	—	(7)	2,900	24,810	—	212	2,900	25,022	27,922	(1,192)	26,730	2003	1-40
Stassney Woods	Austin, TX	4,050	(18)	1,621	7,501	—	3,642	1,621	11,143	12,764	(4,770)	7,994	1985	1-40
Travis Station	Austin, TX	3,585	(19)	2,282	6,169	(1)	2,800	2,281	8,969	11,250	(3,739)	7,511	1987	1-40
Woods, The	Austin, TX	—	(2)	1,405	13,083	—	579	1,405	13,662	15,067	(1,973)	13,094	1977	1-40
Celery Stalk	Dallas, TX	—	(6)	1,463	13,165	(1)	4,490	1,462	17,655	19,117	(8,048)	11,069	1978	1-40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	1,619	988	10,512	11,500	(3,348)	8,152	1986	1-40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	2,133	1,252	13,404	14,656	(4,275)	10,381	1985	1-40
Grand Courtyard	Dallas, TX	—	(7)	2,730	23,219	—	226	2,730	23,445	26,175	(1,151)	25,024	2000	1-40
Lodge at Timberglen	Dallas, TX	—	(6)	825	7,422	(1)	3,174	824	10,596	11,420	(4,944)	6,476	1983	1-40
Watermark	Dallas, TX	—	(6)	960	14,839	—	167	960	15,006	15,966	(1,722)	14,244	2002	1-40
Legacy Pines	Houston, TX	—	(2)	2,157	19,491	(15)	432	2,142	19,923	22,065	(2,998)	19,067	1999	1-40
Reserve at Woodwind Lakes	Houston, TX	15,981		1,968	20,718	—	123	1,968	20,841	22,809	(488)	22,321	1999	1-40
Westborough Crossing	Katy, TX	—	(6)	677	6,091	(1)	2,165	676	8,256	8,932	(3,663)	5,269	1984	1-40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	696	1,002	17,984	18,986	(4,097)	14,889	2000	1-40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	12,254	(8)	366	1,303	12,620	13,923	(1,958)	11,965	1983	1-40
Highwood	Plano, TX	—	(4)	864	7,783	—	1,523	864	9,306	10,170	(3,065)	7,105	1983	1-40
Los Rios Park	Plano, TX	—	(2)	3,273	29,483	—	944	3,273	30,427	33,700	(4,187)	29,513	2000	1-40
Boulder Ridge	Roanoke, TX	—	(2)	4,438	27,930	28	918	4,466	28,848	33,314	(2,485)	30,829	1999	1-40
Cypresswood Court	Spring, TX	—	(6)	577	5,190	(1)	1,815	576	7,005	7,581	(3,179)	4,402	1984	1-40
Villages at Kirkwood	Stafford, TX	13,849		1,918	16,358	—	616	1,918	16,974	18,892	(1,790)	17,102	1996	1-40
Green Tree Place	Woodlands, TX	—	(6)	539	4,850	—	1,603	539	6,453	6,992	(2,894)	4,098	1984	1-40
Township	Hampton, VA	10,800	(14)	1,509	8,189	—	3,965	1,509	12,154	13,663	(3,965)	9,698	1987	1-40
Total Completed Properties		$243,526		$200,989	$1,651,575	$5,646	$341,950	$206,635	$1,993,525	$2,200,160	$(543,802)	$1,656,358
Total Properties				$200,989	$1,651,575	$5,646	$341,950	$206,635	$1,993,525	$2,200,160	$(543,802)	$1,656,358
Land Held for Future Developments	Various			$2,360	$—	$—	$—	$2,360	$—	$2,360	$—	$2,360	N/A	N/A
Commercial Properties	Various			—	2,769	—	9,525	—	12,294	12,294	(5,191)	7,103	Various	1-40
Total Other				$2,360	$2,769	$—	$9,525	$2,360	$12,294	$14,654	$(5,191)	$9,463
Total Real Estate Assets				$203,349	$1,654,344	$5,646	$351,475	$208,995	$2,005,819	$2,214,814	$(548,993)	$1,665,821

(1)

Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $565.8 million outstanding with a variable interest rate of 5.87% on which there exists in combination with the FNMA facility mentioned in note (2) thirteen interest rate swap agreements totaling $490 million at an average rate of 5.50% at December 31, 2006.

(2)

Encumbered by a $243.2 million FNMA facility, with $243.2 available and $168.6 million outstanding, $90 million with a fixed rate of 7.49% and $78.6 million of which had a variable interest rate of 5.87% on which there exists interest rate swaps as mentioned in note (1) at December 31, 2006.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.000% which terminates on October 24, 2007.

(4)

Encumbered, along with one corporate property, by a term loan with a principal balance of $40 million at December 31, 2006, with a maturity of April 1, 2009 and an interest rate of 6.369% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $4.6 million at December 31, 2006.

(6)

Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 5.89% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2006.

(7)

Encumbered by a $200 million Freddie Mac facility, with $47.3 million available and an outstanding balance of $47.3 million and a variable interest rate of 5.88% on which there exists two interest rate swap agreements totaling $20 million at an average rate of 6.34% at December 31, 2006.

(8)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $12.2 million at December 31, 2006, and an average interest rate of 5.23%.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 3.94% and maturing on October 24, 2007.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 3.95% and maturing on October 24, 2007.

(15)

Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 5.40% and $3.0 million with a variable rate of 4.64% on which there exists a $3.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(16)

Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 5.40% and $5.0 million with a variable rate of 4.64% on which there exists a $5.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(17)

Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(18)

Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.0% which terminates on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(19)

Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(20)

Encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% and maturing on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.93% which there exists a $11.7 million and $6.2 million interest rate cap of 6.0% and 6.5% respectively which terminates on March 1, 2009 and March 1, 2011 respectively.

(21)

The aggregate cost for Federal income tax purposes was approximately $1,883 million at December 31, 2006. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(22)

Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 1 year for fair market value of leases.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
Dollars in thousands	2006	2005	2004
Real estate investments:
Balance at beginning of year	$1,983,671	$1,848,707	$1,682,491
Acquisitions	196,523	107,920	160,517
Improvement and development	51,807	27,301	30,875
Assets held for sale	(14,597)	—	(14,171)
Disposition of real estate assets	(2,590)	(257)	(11,005)
Balance at end of year	$2,214,814	$1,983,671	$1,848,707

Accumulated depreciation:
Balance at beginning of year	$473,421	$399,762	$339,704
Depreciation	78,221	73,700	67,977
Assets held for sale	(7,180)	—	(5,622)
Disposition of real estate assets	(660)	(41)	(2,297)
Balance at end of year	$543,802	$473,421	$399,762

The Company’s consolidated balance sheet at December 31, 2006, 2005, and 2004 includes accumulated depreciation of $ 5,191, $4,143 and $3,136 respectively, in the caption “Commercial properties, net”.

See accompanying reports of independent registered public accounting firms.