Form 10-Q
period 2007-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2007-05-03
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
[ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 19, 2007
Common Stock, $.01 par value	25,449,584

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006
(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets:
Real estate assets:
Land	$205,663	$206,635
Buildings and improvements	1,917,577	1,921,462
Furniture, fixtures and equipment	52,714	51,374
Capital improvements in progress	26,116	20,689
	2,202,070	2,200,160
Less accumulated depreciation	(559,398)	(543,802)
	1,642,672	1,656,358

Land held for future development	2,360	2,360
Commercial properties, net	7,010	7,103
Investments in and advances to real estate joint venture	-	3,718
Real estate assets, net	1,652,042	1,669,539

Cash and cash equivalents	6,375	5,545
Restricted cash	4,085	4,145
Deferred financing costs, net	16,018	16,033
Other assets	33,938	38,865
Goodwill	4,105	4,472
Assets held for sale	16,550	8,047
Total assets	$1,733,113	$1,746,646

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,183,688	$1,196,349
Accounts payable	1,690	2,773
Accrued expenses and other liabilities	53,455	57,919
Security deposits	7,961	7,670
Liabilities associated with assets held for sale	411	269
Total liabilities	1,247,205	1,264,980

Minority interest	32,792	32,600

Redeemable stock	3,017	3,418

Shareholders' equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
25,361,962 and 25,093,156 shares issued and outstanding at
March 31, 2007, and December 31, 2006, respectively (1)	253	251
Additional paid-in capital	828,828	814,006
Accumulated distributions in excess of net income	(387,020)	(379,573)
Accumulated other comprehensive income	7,971	10,897
Total shareholders' equity	450,099	445,648
Total liabilities and shareholders' equity	$1,733,113	$1,746,646

See accompanying notes to condensed consolidated financial statements.

(1)
     Number of shares issued and outstanding represent total shares of common stock regardless of classification on the condensed consolidated balance sheet. See Notes to Condensed Consolidated Financial Statements Note 7 for further details.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2007, and 2006
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Operating revenues:
Rental revenues	$81,212	$73,854
Other property revenues	3,745	3,485
Total property revenues	84,957	77,339
Management fee income	34	52
Total operating revenues	84,991	77,391
Property operating expenses:
Personnel	9,723	8,950
Building repairs and maintenance	3,056	2,415
Real estate taxes and insurance	11,098	9,485
Utilities	4,787	4,626
Landscaping	2,272	2,071
Other operating	3,719	3,382
Depreciation	21,288	18,640
Total property operating expenses	55,943	49,569
Property management expenses	4,449	2,511
General and administrative expenses	2,930	3,361
Income from continuing operations before non-operating items	21,669	21,950
Interest and other non-property income	94	117
Interest expense	(16,014)	(15,602)
Loss on debt extinguishment	-	(550)
Amortization of deferred financing costs	(561)	(485)
Minority interest in operating partnership income	(1,038)	(413)
Loss from investments in real estate joint ventures	(7)	(84)
Incentive fee from real estate joint ventures	1,019	-
Net gain on insurance and other settlement proceeds	510	-
Gain on disposition within real estate joint ventures	5,387	-
Income from continuing operations	11,059	4,933
Discontinued operations:
Income from discontinued operations before asset impairment, settlement proceeds and gain on sale	265	193
Net income	11,324	5,126
Preferred dividend distribution	3,491	3,490
Net income available for common shareholders	$7,833	$1,636

Weighted average shares outstanding (in thousands):
Basic	25,087	22,134
Effect of dilutive stock options	202	232
Diluted	25,289	22,366

Net income available for common shareholders	$7,833	$1,636
Discontinued property operations	(265)	(193)
Income from continuing operations available for common shareholders	$7,568	$1,443

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.30	$0.06
Discontinued property operations	$0.01	$0.01
Net income available for common shareholders	$0.31	$0.07

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.30	$0.06
Discontinued property operations	$0.01	$0.01
Net income available for common shareholders	$0.31	$0.07

Dividends declared per common share (1)	$0.605	$1.190

(1) The Company declared and paid $0.595 per common share during the three months ended March 31, 2006. During that same period the Company also declared an additional $0.595 per common share that was not paid until April 29, 2006.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$11,324	$5,126
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations before asset impairment, settlement proceeds and gain on sale	(265)	(193)
Depreciation and amortization of deferred financing costs	21,849	19,125
Stock compensation expense	297	245
Stock issued to employee stock ownership plan	222	192
Redeemable stock issued	92	100
Amortization of debt premium	(509)	(465)
Income from investments in real estate joint ventures	7	84
Minority interest in operating partnership income	1,038	413
Loss on debt extinguishment	-	550
Derivative interest expense	30	-
Gain on disposition within real estate joint ventures	(5,387)	-
Incentive fee from real estate joint ventures	(1,019)	-
Net gain on insurance and other settlement proceeds	(510)	-
Changes in assets and liabilities:
Restricted cash	60	873
Other assets	2,668	44
Accounts payable	(1,063)	(615)
Accrued expenses and other	(9,094)	(4,513)
Security deposits	367	442
Net cash provided by operating activities	20,107	21,408
Cash flows from investing activities:
Purchases of real estate and other assets	-	(56,265)
Improvements to existing real estate assets	(3,216)	(3,739)
Renovations to existing real estate assets	(2,018)	(627)
Development	(6,210)	(38)
Distributions from real estate joint ventures	9,855	77
Proceeds from disposition of real estate assets	597	801
Net cash used in investing activities	(992)	(59,791)
Cash flows from financing activities:
Net change in credit lines	(1,594)	41,915
Proceeds from notes payable	-	13,235
Principal payments on notes payable	(10,558)	(13,685)
Payment of deferred financing costs	(546)	(974)
Proceeds from issuances of common shares and units	14,586	13,028
Distributions to unitholders	(1,506)	(2,991)
Dividends paid on common shares	(15,176)	(11,646)
Dividends paid on preferred shares	(3,491)	(3,490)
Net cash (used by) provided by financing activities	(18,285)	35,392
Net increase (decrease) in cash and cash equivalents	830	(2,991)
Cash and cash equivalents, beginning of period	5,545	14,064
Cash and cash equivalents, end of period	$6,375	$11,073

Supplemental disclosure of cash flow information:
Interest paid	$17,003	$17,052
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$-	$52
Issuance of restricted common shares	$-	$23
Interest capitalized	$264	$-
Marked-to-market adjustment on derivative instruments	$(2,926)	$10,417
Reclass of redeemable stock from equity to liabilities	$440	$-

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007, and 2006 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc., or Mid-America, in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and Mid-America’s accounting policies in effect as of December 31, 2006, as set forth in our annual consolidated financial statements, as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in Mid-America’s Annual Report on Form 10-K for the year ended December 31, 2006.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income available for common shareholders.

2. SEGMENT INFORMATION

At March 31, 2007, Mid-America owned 137 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3. COMPREHENSIVE INCOME

Total comprehensive income and its components for the three month periods ended March 31, 2007, and 2006, were as follows (dollars in thousands):

	Three months
	ended March 31,
	2007	2006

Net income	$11,324	$5,126
Marked-to-market adjustment on derivative instruments	(2,926)	10,417
Total comprehensive income	$8,398	$15,543

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

 4. REAL ESTATE DISPOSITIONS

On January 12, 2007, the sole property in Mid-America’s joint venture with Crow Holdings, Verandas at Timberglen, a 522-unit community in Dallas, TX, was sold. In conjunction with the sale, Mid-America sold its ownership interest in the joint venture to Crow Holdings. As a result, Mid-America booked a gain on sale of $5.4 million and an incentive fee of $1 million. Following these transactions, Mid-America had no remaining joint venture interests with Crow Holdings.

5. DISCONTINUED OPERATIONS

As part of Mid-America’s disposition strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in April 2006, we entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. Also in line with this strategy, in March 2007, we entered into an agreement to list the 144-unit Somerset apartments and the 192-unit Woodridge apartments both located in Jackson, Mississippi, for sale. In accordance with Statement 144 these communities are considered held for sale in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three month periods ended March 31, 2007, and 2006, (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Revenues
Rental revenues	$1,176	$1,191
Other revenues	67	64
Total revenues	1,243	1,255
Expenses
Property operating expenses	664	571
Depreciation	133	290
Interest expense	181	201
Asset impairment	-	-
Total expense	978	1,062
Income from discontinued operations before
gain on sale and settlement proceeds	265	193
Net loss on insurance and other settlement proceeds	-	-
Income from discontinued operations	$265	$193

6. SHARE AND UNIT INFORMATION

At March 31, 2007, 25,361,962 common shares and 2,489,154 operating partnership units were outstanding, representing a total of 27,851,116 shares and units. Additionally, Mid-America had outstanding options for 181,156 shares of common stock at March 31, 2007, of which 76,260 were anti-dilutive. At March 31, 2006, 22,623,529 common shares and 2,515,655 operating partnership units were outstanding, representing a total of 25,139,184 shares and units. Additionally, Mid-America had outstanding options for 267,342 shares of common stock at March 31, 2006, of which 126,031 were anti-dilutive.

During the three-month period ended March 31, 2007, we issued 233,700 shares of common stock through at-the-market offerings or negotiated transactions and received net proceeds of $13.7 million under a controlled equity offering program.

7. NON-QUALIFIED DEFERRED COMPENSATION PLAN FOR OUTSIDE COMPANY DIRECTORS

In 1998, Mid-America established the Non-Qualified Deferred Compensation Plan for Outside Company Directors, also referred to as the Deferred Comp Plan, which allows non-employee directors to defer their director fees by having the fees held by Mid-America in shares of Mid-America common stock. Amounts deferred through the Deferred Comp Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the directors’ departure from the board. Participating directors may choose to have the amount issued to them in shares of Mid-America common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

The shares of common stock held in the Deferred Comp Plan are considered equity under FASB Statement 123(R) “Share-Based Payment”. However, based on review of ASR 268 and EITF D-98: “Classification and Measurement of Redeemable Securities”, we have determined that these shares had been incorrectly classified in prior periods and should be presented outside of permanent equity because the directors have redemption rights not solely within the control of Mid-America. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are reclassified as a liability as required by FASB 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. We have reclassed approximately $3.4 million to redeemable stock on our condensed consolidated balance sheet as of December 31, 2006. During the three months ended March 31, 2007, we reclassed approximately $0.4 million to liabilities based on director elections.

8. DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, Mid-America uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

We do not use derivative financial instruments for speculative or trading purposes. Further, Mid-America has a policy of entering into contracts with major financial institutions based upon their credit rating and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designated to hedge, Mid-America has not sustained any material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

Mid-America requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, Mid-America discontinues hedge accounting prospectively.

All of our derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three month periods ended March 31, 2007, and 2006, the ineffective portion of the hedging transactions was not significant.

9. RECENT ACCOUNTING PRONOUNCEMENT

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Mid-America adopted FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. Mid-America has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There are no significant changes in unrecognized tax benefits that are reasonably possible within the twelve months following the adoption date.

FIN 48 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued under FIN 48 on our balance sheet as of March 31, 2007.

Mid-America’s tax years that remain subject to examination for U.S. federal purposes range from 2003 through 2006. Our tax years that remain open for state examination vary but range from 2002 through 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon Mid-America’s condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most subjective determinations, form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

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

We record all gains and losses on real estate in accordance with Statement No. 66 Accounting for Sales of Real Estate.

Capitalization of expenditures and depreciation of assets

Mid-America carries real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, and 3 to 5 years for computers and software, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

Development costs, which are limited to adding new units to three existing properties, are capitalized in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

Impairment of long-lived assets, including goodwill

Mid-America accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, and evaluates goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets, or Statement 142. We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of derivative financial instruments

Mid-America utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, requires us to make estimates and judgments that affect the fair value of the instruments.

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. While our calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the cash flows of the hedging instruments and the underlying hedged item are measured before entering into the hedging relationship and have been found to be highly correlated.

We measure ineffectiveness using the change in the variable cash flows method at the inception of the hedge and for each reporting period thereafter, through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the interest rate swaps and caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

OVERVIEW OF THE THREE MONTHS ENDED MARCH 31, 2007

Mid-America’s operating results for the three months ended March 31, 2007, benefited from continued improvement in market conditions, helping us grow rental rates at our existing communities. Our operations also benefited from a full quarter of performance from the six properties that we acquired during 2006; however, increasing operating and administrative expenses offset some of the benefit of the revenue increases.

Net income benefited from the sale of the last property we owned in a joint venture with Crow Holdings, resulting in gains to us of $5.4 million as well as an incentive fee of $1.0 million.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three month period ended March 31, 2007. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007, TO THE THREE MONTHS ENDED MARCH 31, 2006

Property revenues for the three months ended March 31, 2007, increased by approximately $7,618,000 from the three months ended March 31, 2006, due to (i) a $3,970,000 increase in property revenues from the six properties acquired in 2006, and (ii) a $3,648,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 3.6% increase in average rent per unit and a reduction in the rate of concessions of net potential rent from 4.0% to 2.9% from first quarter of 2006 to the first quarter of 2007, respectively.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2007, increased by approximately $3,726,000 from the three months ended March 31, 2006, due primarily to increases of property operating expenses of (i) $1,918,000 from the six properties acquired in 2006, and (ii) $1,808,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of our same store portfolio and was driven by an increase in insurance expense of $746,000 over the same quarter last year as a result of higher premiums incurred upon our policy renewal on July 1, 2006.

Depreciation expense for the three months ended March 31, 2007, increased by approximately $2,648,000 from the three months ended March 31, 2006, primarily due to the increases of depreciation expense of (i) $1,287,000 from the six properties acquired in 2006, (ii) $700,000 from all other communities, and (iii) $661,000 from the amortization of the fair market value of leases of acquired communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses increased by approximately $1,938,000 from the first quarter of 2006 to the first quarter of 2007 primarily related to an increase in personnel incentives resulting from improved property operations, and increased franchise and excise taxes resulting from state law changes. General and administrative expenses decreased by approximately $431,000 over this same period mainly as a result of decreased corporate level personnel bonuses.

Interest expense increased approximately $412,000 in the three months ended March 31, 2007, from the three months ended March 31, 2006, primarily due to the increase in our average borrowing cost from 5.41% over the three months ended March 31, 2006, to 5.53% over the three months ended March 31, 2007.

In the three months ended March 31, 2007, Mid-America benefited from a net gain on insurance and other settlement proceeds of approximately $510,000. Mid-America also benefited from the sale of its last joint venture property with Crow Holdings, resulting in a gain of $5.4 million and incentive fees of $1.0 million.

Primarily as a result of the foregoing, net income increased by approximately $6,198,000 in the first quarter of 2007 from the first quarter of 2006.

FUNDS FROM OPERATIONS AND NET INCOME

Funds from operations, or FFO, represents net income (computed in accordance with U.S. generally accepted accounting principles, or GAAP, excluding extraordinary items, minority interest in Operating Partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

In response to the Securities and Exchange Commission’s Staff Policy Statement relating to EITF Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, we include the amount charged to retire preferred stock in excess of carrying values in our FFO calculation.

Mid-America’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income for the three month periods ended March 31, 2007, and 2006 (dollars and shares in thousands):

	Three months
	ended March 31,
	2007	2006
Net income	$11,324	$5,126
Depreciation of real estate assets	20,971	18,302
Net gain on insurance and other settlement proceeds	(510)	-
Gain on dispositions within real estate joint ventures	(5,387)	-
Depreciation of real estate assets of discontinued operations	133	290
Depreciation of real estate assets of real estate joint ventures	14	140
Preferred dividend distribution	(3,491)	(3,490)
Minority interest in operating partnership income	1,038	413
Funds from operations	$24,092	$20,781

Weighted average shares and units:
Basic	27,576	24,653
Diluted	27,778	24,885

FFO for the three months ended March 31, 2007, increased primarily as the result of recently acquired properties and improved performance from existing properties.

TRENDS

In the first quarter of 2007, community performance showed the benefit of improving market conditions, which was strong throughout most of Mid-America’s markets. Areas that had been weak for several years, especially Atlanta, Dallas, and Austin, showed improved demand.

Mid-America believes that the primary driver of demand by apartment residents is job formation, and this continued to show solid momentum in most of Mid-America’s larger metro areas. Some of the smaller and mid-size markets in which we operate, such as Jackson, MS, Jacksonville, FL, and Columbus, GA remained reasonably strong during the market downturn that preceded this period, and continued to show solid performance. At the same time, we have noticed that in some of our markets, supply pressures have been surprisingly muted, and we believe that several factors are at work. In some markets, especially in Florida, some apartment communities have been taken off the rental market and converted to condominiums. Construction and development costs for new apartments also seem to have risen substantially for a variety of reasons, and this has made the economics of building apartments to compete with Mid-America’s communities less attractive. Rising interest rates have impacted developers’ costs, and this may also have reduced the amount of competition that we face from single-family homes. The cooling of housing markets may also have caused some first time home buyers to delay their purchases.

Mid-America faces cost pressures from increasing operating expenses, especially insurance and real estate tax costs, as well as increasing prices on materials that we use in maintaining, renovating and further developing our apartments.

Mid-America believes that the current conditions of improved demand, a reduced rate of increase in supply, and reduced competition from single family homes, while somewhat offset by rising expenses, will continue to contribute to better operating results in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased by approximately $1.3 million from $21.4 million in the first three months of 2006 to $20.1 million in the first three months of 2007.

Net cash used in investing activities decreased during the first three months of 2007 from the first three months of 2006 to approximately $992 thousand from $59.8 million mainly related to $56.3 million of cash used for acquisitions in the first three months of 2006. No acquisitions were made during the first quarter of 2007. Mid-America also received $9.9 million in cash during the first quarter of 2007 as a result of the sale of the final property held in a joint venture with Crow Holdings.

The first three months of 2007 used net cash for financing activities of $18.3 million while the first three months of 2006 provided net cash from financing activities of $35.4 million. This change was due mainly to the $41.9 million net borrowing from credit lines in the first quarter of 2006 compared to a net pay down of $1.6 million in the first quarter of 2007 and the $13.2 million of proceeds from notes payable in the first quarter of 2006.

The weighted average interest rate at March 31, 2007, for the $1.18 billion of debt outstanding was 5.6% compared to 5.4% on $1.18 billion of debt outstanding at March 31, 2006. Mid-America utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedule presented later in this section.

At March 31, 2007, Mid-America had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.4 billion and an availability to borrow of $1.2 billion at March 31, 2007. Mid-America had total borrowings outstanding under these credit facilities of $991 million at March 31, 2007.

Approximately 70% of Mid-America’s outstanding obligations at March 31, 2007, were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA facilities. The FNMA facilities have a combined line limit of $1.0 billion, all of which was available to borrow at March 31, 2007. Mid-America had total borrowings outstanding under the FNMA facilities of $834 million at March 31, 2007. Various traunches of the facilities mature from 2010 through 2014. The FNMA facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% - 0.06% over the life of the FNMA facilities, plus a credit enhancement fee of 0.62% to 0.795%.

Each of Mid-America’s secured credit facilities is subject to various covenants and conditions on usage, and are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect.

As of March 31, 2007, Mid-America had interest rate swaps in effect totaling a notional amount of $714 million. To date, these swaps have proven to be highly effective hedges. We also had interest rate cap agreements totaling a notional amount of approximately $42 million.

Summary details of the debt outstanding at March 31, 2007, follow in the table below:

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$879,184,944	5.6%	5/31/2011	5/31/2011
Tax Exempt			73,500,000	4.3%	1/16/2012	1/16/2012
Subtotal Fixed Rate or Swapped			952,684,944	5.5%	6/17/2011	6/17/2011
Variable Rate
Conventional			178,122,133	6.0%	5/23/2007	6/13/2012
Tax Exempt			10,855,004	4.5%	4/15/2007	5/30/2020
Conventional - Capped			17,936,000	5.9%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090,000	4.5%	11/27/2009	11/27/2009
Subtotal Variable Rate			231,003,137	5.8%	5/18/2007	1/25/2013
Total Combined Debt Outstanding			$1,183,688,081	5.6%	8/30/2010	10/10/2011

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$136,184,944	4.8%	8/23/2013	8/23/2013
Tax Exempt Fixed Rate			12,170,000	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760,004	4.6%	4/15/2007	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$91,515,000	$91,515,000	91,515,000	4.5%	4/15/2007	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	90,000,000	90,000,000	90,000,000	7.5%	7/1/2009	7/1/2009
Variable Rate Borrowings	862,914,000	862,914,000	652,318,000	5.9%	5/29/2007	4/22/2013
Subtotal FNMA Facilities	1,044,429,000	1,044,429,000	833,833,000	5.9%	8/14/2007	12/27/2012
Freddie Mac Credit Facility I	100,000,000	96,404,000	96,404,000	5.9%	6/7/2007	7/1/2011
Freddie Mac Credit Facility II	200,000,000	47,325,000	47,325,000	5.8%	4/30/2007	6/2/2014
AmSouth Credit Facility	40,000,000	33,144,020	13,011,133	7.3%	4/30/2007	5/24/2007
Union Planters Bank			40,000,000	6.4%	4/30/2007	4/1/2009
Total Underlying Debt Outstanding			$1,183,688,081	5.8%	6/27/2008	1/13/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$653,000,000	5.5%	2/26/2011
BMA indexed			61,330,000	4.1%	9/10/2008
Total Interest Rate Swaps			$714,330,000	5.4%	12/10/2010

Interest Rate Caps
LIBOR indexed			$17,936,000	6.2%	11/13/2009
BMA indexed			24,090,000	6.0%	11/27/2009
Total Interest Rate Caps			$42,026,000	6.1%	11/21/2009

Mid-America believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and are also heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $834 million of our debt. The interest rate market for FNMA DMBS, which in our experience is highly correlated with three-month LIBOR interest rates, is also an important component of our liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, we would seek alternative sources of debt financing.

For the three months ended March 31, 2007, Mid-America’s net cash provided by operating activities was short of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $3.3 million. This compares to a shortfall of approximately $458 thousand for the same period in 2006. While Mid-America has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of March 31, 2007, (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt (1)	$16,412	$110,405	$106,732	$121,828	$216,962	$611,349	$1,183,688
Operating Lease	10	12	3	-	-	-	25
Total	$16,422	$110,417	$106,735	$121,828	$216,962	$611,349	$1,183,713

(1) Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, and 2006, Mid-America did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our previous joint ventures with Crow Holdings were established to acquire multifamily properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. Mid-America does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 14 in the Company’s 2006 Annual Report on Form 10-K.

Mid-America’s investments in real estate joint ventures are unconsolidated and are recorded on the equity method as we do not have a controlling interest.

INSURANCE

Management believes that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks. Mid-America renegotiated our insurance programs July 1, 2006, and because of the significant reduction in available insurance for windstorm events and resulting large increase in cost, purchased property insurance with limits reduced from prior years. Mid-America self-insures the first $500,000 of individual property losses, and, if greater, the first 10% of property losses caused by named windstorms and earthquakes, with a limit per event of $40 million for windstorm and earthquake damage. The Company commissioned studies of potential hurricane and earthquake losses from its insurance consultants in February using the updated Risk Management Solutions catastrophe model, RiskLink. The 500-year maximum loss from earthquake was estimated at $33 million, and from hurricane at $24 million. The 100-year loss for earthquake is projected to be zero, and for hurricane to be $12 million. While the model is experience-based, and includes the impact of storm surge, it is only one tool for evaluating risk. Approximately 20% of Mid-America’s property value is located in “Wind Tier 1” risk areas (predominately certain parts of Florida) and 12% in the New Madrid earthquake risk zone. We do not own any direct coastal frontage property. The largest loss event from windstorm damage (tornado) we have experienced is $3.9 million in 1999. We experienced combined total losses of $2.2 million from windstorms in 2004 and 2005, with the biggest loss ($1.1 million) from Hurricane Francis in 2004. Mid-America’s insurance program is subject to review by our principal lenders.

INFLATION

Substantially all of the resident leases at our communities allow, at the time of renewal, for adjustments in the rent payable hereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk of the adverse effects of inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or Interpretation 48. Interpretation 48 provides clarification concerning the accounting for uncertainty in income taxes in an enterprise’s financial statement in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. Mid-America adopted Interpretation 48 effective January 1, 2007. The adoption of Interpretation 48 had no material impact on Mid-America’s consolidated financial condition or results of operations taken as a whole.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements”, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Mid-America does not believe the adoption of Statement 157 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in Mid-America’s market risk as disclosed in the 2006 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which is incorporated by reference herein.

Item 4.  Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Mid-America, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2007, (the end of the period covered by this Quarterly Report on Form 10-Q).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2007, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
As of March 31, 2007, there have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Limited Waiver of Excess Share Limitation (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2007 and incorporate herein by reference).

Signatures

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: May 3, 2007	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)