Form 10-Q
period 2007-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2007-08-02
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1543819
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6584 POPLAR AVENUE, SUITE 300
MEMPHIS, TENNESSEE	38138
(Address of principal executive offices)	(Zip Code)

 (901) 682-6600
(Registrant's telephone number, including area code)

N/A
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
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 18, 2007
Common Stock, $.01 par value	25,513,105

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006
(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
Assets:
Real estate assets:
Land	$209,146	$206,635
Buildings and improvements	1,961,618	1,921,462
Furniture, fixtures and equipment	51,376	51,374
Capital improvements in progress	27,171	20,689
	2,249,311	2,200,160
Less accumulated depreciation	(573,473)	(543,802)
	1,675,838	1,656,358

Land held for future development	2,360	2,360
Commercial properties, net	7,120	7,103
Investments in and advances to real estate joint venture	51	3,718
Real estate assets, net	1,685,369	1,669,539

Cash and cash equivalents	4,292	5,545
Restricted cash	4,149	4,145
Deferred financing costs, net	16,175	16,033
Other assets	38,445	38,865
Goodwill	4,105	4,472
Assets held for sale	8,573	8,047
Total assets	$1,761,108	$1,746,646

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,195,570	$1,196,349
Accounts payable	647	2,773
Accrued expenses and other liabilities	63,882	57,919
Security deposits	8,345	7,670
Liabilities associated with assets held for sale	235	269
Total liabilities	1,268,679	1,264,980

Minority interest	32,086	32,600

Redeemable stock	2,901	3,418

Shareholders' equity:
Preferred stock, $.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares issued and outstanding	5	5
8.30% Series H Cumulative Redeemable Preferred Stock,
6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $.01 par value per share, 50,000,000 shares authorized;
25,511,314 and 25,093,156 shares issued and outstanding at
June 30, 2007, and December 31, 2006, respectively (1)	255	251
Additional paid-in capital	835,930	814,006
Accumulated distributions in excess of net income	(396,652)	(379,573)
Accumulated other comprehensive income	17,842	10,897
Total shareholders' equity	457,442	445,648
Total liabilities and shareholders' equity	$1,761,108	$1,746,646

See accompanying notes to condensed consolidated financial statements.

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the condensed consolidated balance sheet.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2007, and 2006
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating revenues:
Rental revenues	$82,875	$76,305	$164,087	$150,159
Other property revenues	3,904	3,438	7,649	6,923
Total property revenues	86,779	79,743	171,736	157,082
Management fee income	-	52	34	104
Total operating revenues	86,779	79,795	171,770	157,186
Property operating expenses:
Personnel	10,099	9,358	19,822	18,308
Building repairs and maintenance	3,188	2,910	6,244	5,325
Real estate taxes and insurance	11,624	9,878	22,722	19,363
Utilities	4,761	4,519	9,548	9,145
Landscaping	2,296	2,111	4,568	4,182
Other operating	4,128	3,601	7,847	6,983
Depreciation	21,108	19,386	42,396	38,026
Total property operating expenses	57,204	51,763	113,147	101,332
Property management expenses	4,431	3,464	8,880	5,975
General and administrative expenses	2,882	2,682	5,812	6,043
Income from continuing operations before non-operating items	22,262	21,886	43,931	43,836
Interest and other non-property income	51	215	145	332
Interest expense	(16,034)	(15,736)	(32,048)	(31,338)
Loss on debt extinguishment	(52)	(1)	(52)	(551)
Amortization of deferred financing costs	(574)	(504)	(1,135)	(989)
Minority interest in operating partnership income	(763)	(408)	(1,801)	(821)
Loss from investments in real estate joint ventures	(51)	(35)	(58)	(119)
Incentive fee from real estate joint ventures	-	-	1,019	-
Net gain on insurance and other settlement proceeds	332	225	842	225
Gain on sale of non-depreciable assets	226	-	226	-
Gain on dispositions within real estate joint ventures	-	-	5,387	-
Income from continuing operations	5,397	5,642	16,456	10,575
Discontinued operations:
Income from discontinued operations before
asset impairment, settlement proceeds and gain on sale	278	250	543	443
Gain on sale of discontinued operations	3,443	-	3,443	-
Net income	9,118	5,892	20,442	11,018
Preferred dividend distribution	3,490	3,491	6,981	6,981
Net income available for common shareholders	$5,628	$2,401	$13,461	$4,037

Weighted average shares outstanding (in thousands):
Basic	25,288	23,152	25,188	22,645
Effect of dilutive stock options	176	222	189	228
Diluted	25,464	23,374	25,377	22,873

Net income available for common shareholders	$5,628	$2,401	$13,461	$4,037
Discontinued property operations	(3,721)	(250)	(3,986)	(443)
Income from continuing operations available for common shareholders	$1,907	$2,151	$9,475	$3,594

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.07	$0.09	$0.37	$0.16
Discontinued property operations	0.15	0.01	0.16	0.02
Net income available for common shareholders	$0.22	$0.10	$0.53	$0.18

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.07	$0.09	$0.37	$0.16
Discontinued property operations	0.15	0.01	0.16	0.02
Net income available for common shareholders	$0.22	$0.10	$0.53	$0.18

Dividends declared per common share (1)	$0.605	$0.595	$1.210	$1.785

(1)	The Company declared and paid $1.19 per common share during the six months ended June 30, 2006. During that same period the Company also declared an additional $0.595 per common share that was not paid until July 31, 2006.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$20,442	$11,018
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations before asset impairment, settlement
proceeds and gain on sale	(543)	(443)
Depreciation and amortization of deferred financing costs	43,531	39,015
Stock compensation expense	490	646
Stock issued to employee stock ownership plan	440	385
Redeemable stock issued	184	186
Amortization of debt premium	(1,018)	(930)
Income from investments in real estate joint ventures	58	119
Minority interest in operating partnership income	1,801	821
Loss on debt extinguishment	52	551
Derivative interest expense	98	(120)
Gain on sale of non-depreciable assets	(226)	-
Gain on sale of discontinued operations	(3,443)	-
Gain on disposition within real estate joint ventures	(5,387)	-
Incentive fee from real estate joint ventures	(1,019)	-
Net gain on insurance and other settlement proceeds	(842)	(225)
Changes in assets and liabilities:
Restricted cash	(4)	689
Other assets	5,479	2,741
Accounts payable	(2,124)	2,874
Accrued expenses and other	226	2,574
Security deposits	652	780
Net cash provided by operating activities	58,847	60,681
Cash flows from investing activities:
Purchases of real estate and other assets	(35,225)	(82,213)
Improvements to existing real estate assets	(13,916)	(14,356)
Renovations to existing real estate assets	(4,709)	(2,468)
Development	(9,950)	(551)
Distributions from real estate joint ventures	9,855	137
Contributions to real estate joint ventures	(98)	-
Proceeds from disposition of real estate assets	13,778	1,089
Net cash used in investing activities	(40,265)	(98,362)
Cash flows from financing activities:
Net change in credit lines	11,572	1,659
Proceeds from notes payable	-	13,235
Principal payments on notes payable	(11,333)	(28,737)
Payment of deferred financing costs	(1,298)	(1,905)
Proceeds from issuances of common shares and units	21,783	87,321
Distributions to unitholders	(3,012)	(2,990)
Dividends paid on common shares	(30,566)	(26,619)
Dividends paid on preferred shares	(6,981)	(6,981)
Net cash (used by) provided by financing activities	(19,835)	34,983
Net increase (decrease) in cash and cash equivalents	(1,253)	(2,698)
Cash and cash equivalents, beginning of period	5,545	14,064
Cash and cash equivalents, end of period	$4,292	$11,366

Supplemental disclosure of cash flow information:
Interest paid	$33,809	$32,989
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$84	$136
Interest capitalized	$520	$47
Marked-to-market adjustment on derivative instruments	$6,945	$17,505
Reclass of redeemable stock from equity to liabilities	$442	$-

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007, and 2006 (Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc., or Mid-America, in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and Mid-America’s accounting policies in effect as of December 31, 2006, as set forth in our annual consolidated financial statements, as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in Mid-America’s Annual Report on Form 10-K for the year ended December 31, 2006.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the 2007 presentation.  The reclassifications had no effect on net income available for common shareholders.

2.           SEGMENT INFORMATION

At June 30, 2007, Mid-America owned 137 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and six month periods ended June 30, 2007, and 2006, were as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Net income	$9,118	$5,892	$20,442	$11,018
Marked-to-market adjustment
on derivative instruments	9,871	7,088	6,945	17,505
Total comprehensive income	$18,989	$12,980	$27,387	$28,523

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

 4.           REAL ESTATE DISPOSITIONS

On May 3, 2007, Mid-America sold the Gleneagles and Hickory Farms apartments, 184 and 200 units, respectively, generating a $3.4 million gain for Mid-America. Both communities are located in Memphis, Tennessee.

5.           REAL ESTATE ACQUISITIONS

On May 30, 2007, Mid-America acquired the Ranchstone and Park Place apartments, 220 and 229 units, respectively.  Both communities are located in Houston, Texas.

6.           DISCONTINUED OPERATIONS

As part of Mid-America’s disposition strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in April 2006, we entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. Both of these communities were subsequently sold on May 3, 2007. Also in line with this strategy, in March 2007, we entered into an agreement to list the 144-unit Somerset apartments and the 192-unit Woodridge apartments both located in Jackson, Mississippi, for sale. In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these communities are considered held for sale in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and six month periods ended June 30, 2007, and 2006, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Rental revenues	$786	$1,143	$1,962	$2,334
Other revenues	46	58	113	122
Total revenues	832	1,201	2,075	2,456
Expenses
Property operating expenses	432	624	1,096	1,195
Depreciation	(1)	130	132	420
Interest expense	123	197	304	398
Total expense	554	951	1,532	2,013
Income from discontinued operations before
gain on sale and settlement proceeds	278	250	543	443
Income from discontinued operations	$278	$250	$543	$443

7.           SHARE AND UNIT INFORMATION

At June 30, 2007, 25,511,314 common shares and 2,482,593 operating partnership units were outstanding, representing a total of 27,993,907 shares and units. Additionally, Mid-America had outstanding options for the purchase of 144,620 shares of common stock at June 30, 2007, of which 64,477 were anti-dilutive. At June 30, 2006, 24,025,183 common shares and 2,508,403 operating partnership units were outstanding, representing a total of 26,533,586 shares and units. Additionally, Mid-America had outstanding options for the purchase of 246,952 shares of common stock at June 30, 2006, of which 116,865 were anti-dilutive.

During the three month period ended June 30, 2007, we issued 90,000 shares of common stock through at-the-market offerings or negotiated transactions and received net proceeds of approximately $5.1 million under a controlled equity offering program.

8.           DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, Mid-America uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

We do not use derivative financial instruments for speculative or trading purposes. Further, Mid-America has a policy of entering into contracts with major financial institutions based upon their credit rating and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designated to hedge, Mid-America has not sustained any material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

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

All of our derivative financial instruments are reported at fair value and represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. During the three and six month periods ended June 30, 2007, and 2006, the ineffective portion of the hedging transactions was not significant.

9.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Mid-America adopted FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. Mid-America has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There are no significant changes in unrecognized tax benefits that are reasonably possible within the twelve months following the adoption date.

FIN 48 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits.  The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied.  Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense.  No interest and penalties are accrued under FIN 48 on our balance sheet as of June 30, 2007.

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

10.           SUBSEQUENT EVENTS

REAL ESTATE DISPOSITIONS

On July 16, 2007, Mid-America sold the Somerset and Woodridge apartments, 144 and 192 units, respectively. Both communities are located in Jackson, Mississippi.

REAL ESTATE ACQUISITIONS

On July 6, 2007, Mid-America acquired the Chalet at Fall Creek apartments, 268 units, located in Houston, Texas.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon Mid-America’s condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions.

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

We record all gains and losses on sales of real estate in accordance with Statement No. 66, Accounting for Sales of Real Estate.

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

Development costs, which are limited to adding new units to three existing properties, are capitalized in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects and Statement No. 34, Capitalization of Interest Cost.

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

OVERVIEW OF THE THREE MONTHS ENDED JUNE 30, 2007

Mid-America’s operating results for the three months ended June 30, 2007, benefited from continued improvement in market conditions which helped us grow rental rates at our existing communities. Our operations also benefited from a full quarter of performance from the four communities acquired in 2006 after the first quarter, as well as a month of operations from the two communities acquired in May 2007.  Increasing operating and administrative expenses offset some of the benefit of the revenue increases.

Net income benefited from the sale of land and the disposition of two communities, resulting in gains of approximately $226,000 and $3.4 million, respectively.

On May 9, 2007, Mid-America entered into a joint venture, Mid-America Multifamily Fund I, LLC. The joint venture was established to acquire multifamily properties. No properties had been acquired by the joint venture as of June 30, 2007.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three and six month periods ended June 30, 2007. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007, TO THE THREE MONTHS ENDED JUNE 30, 2006

Property revenues for the three months ended June 30, 2007, increased by approximately $7,036,000 from the three months ended June 30, 2006, due to (i) a $3,087,000 increase in property revenues from the six properties acquired since the end of the first quarter of 2006, and (ii) a $3,949,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 2.8% increase in average rent per unit and a reduction in the rate of concessions of net potential rent from 4.1% to 2.7% from the second quarter of 2006 to the second quarter of 2007, respectively.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2007, increased by approximately $3,719,000 from the three months ended June 30, 2006, due primarily to increases in property operating expenses of (i) $1,485,000 from the six properties acquired since the end of the first quarter of 2006, and (ii) $2,234,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of our same store portfolio and was driven by an increase in insurance expense of $724,000 over the same quarter last year as a result of higher premiums incurred upon our policy renewal on July 1, 2006, as well as an increase of $334,000 over the same quarter last year due to real estate taxes.

Depreciation expense for the three months ended June 30, 2007, increased by approximately $1,722,000 from the three months ended June 30, 2006, primarily due to the increases in depreciation expense of (i) $948,000 from the six properties acquired since the end of the first quarter of 2006, (ii) $632,000 from all other communities, and (iii) $142,000 from the amortization of the fair market value of leases of acquired communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses increased by approximately $967,000 from the second quarter of 2006 to the second quarter of 2007 primarily related to an increase in personnel incentives resulting from improved property operations, and increased franchise and excise taxes resulting from state law changes. General and administrative expenses increased by approximately $200,000 over this same period mainly as a result of increased corporate level staffing.

Interest expense increased approximately $298,000 in the three months ended June 30, 2007, from the three months ended June 30, 2006, due to the increase in our average borrowing cost from 5.49% for the second quarter of 2006, to 5.51% for the second quarter of 2007, as well as a $30.7 million increase in the average debt outstanding from the second quarter of 2006 to the second quarter of 2007 related to new acquisitions, and our development and redevelopment programs.

In the three months ended June 30, 2007, Mid-America benefited from a $226,000 gain due to the sale of excess land to a municipality, as well as a $3.4 million gain due to the sale of two of our communities. No such gains were experienced in the second quarter of 2006.

Primarily as a result of the foregoing, net income increased by approximately $3,226,000 in the second quarter of 2007 from the second quarter of 2006.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007, TO THE SIX MONTHS ENDED JUNE 30, 2006

Property revenues for the six months ended June 30, 2007, increased by approximately $14,654,000 from the six months ended June 30, 2006, due to (i) a $7,212,000 increase in property revenues from the eight properties acquired in 2006 and 2007, and (ii) a $7,442,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by increases in average rent per unit and a reduction in the rate of concessions of net potential rent from the first six months of 2006 to the first six months of 2007.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2007, increased by approximately $7,445,000 from the six months ended June 30, 2006, due primarily to increases in property operating expenses of (i) $3,556,000 from the eight properties acquired in 2006 and 2007, and (ii) $3,889,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of our same store portfolio and was driven by an increase in insurance expense over the same quarter last year as a result of higher premiums incurred upon our policy renewal on July 1, 2006.

Depreciation expense for the six months ended June 30, 2007, increased by approximately $4,370,000 from the six months ended June 30, 2006, primarily due to the increases in depreciation expense of (i) $2,281,000 from the eight properties acquired in 2006 and 2007, (ii) $1,286,000 from all other communities, and (iii) $803,000 from the amortization of the fair market value of leases of acquired communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses increased by approximately $2,905,000 from the first half of 2006 to the first half of 2007 primarily related to an increase in personnel incentives resulting from improved property operations, and increased franchise and excise taxes resulting from state law changes. General and administrative expenses decreased by approximately $231,000 over this same period mainly as a result of decreased corporate level personnel bonuses.

Interest expense increased approximately $710,000 in the six months ended June 30, 2007, from the six months ended June 30, 2006, due to the increase in our average borrowing cost from 5.45% for the first six months of 2006, to 5.52% for the first six months of 2007, as well as a $26.5 million increase in the average debt outstanding from the first six months of 2006 to the first six months of 2007 related to new acquisitions, and our development and redevelopment programs.

In the six months ended June 30, 2007, Mid-America benefited from a net gain on insurance and other settlement proceeds of approximately $842,000 compared to $225,000 for the first six months of 2006.

During the first six months of 2007, Mid-America also benefited from the sale of our last joint venture property with Crow Holdings, resulting in a gain of $5.4 million and incentive fees of $1.0 million, a $226,000 gain due to the sale of excess land to a municipality, and a $3.4 million gain due to the sale of two of our communities. No such gains were experienced in the first six months of 2006.

Primarily as a result of the foregoing, net income increased by approximately $9,424,000 in the first half of 2007 from the first half of 2006.

FUNDS FROM OPERATIONS AND NET INCOME

Funds from operations, or FFO, represents net income (computed in accordance with GAAP), excluding extraordinary items, minority interest in Operating Partnership income, gain on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition.  Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to net income for the three and six month periods ended June 30, 2007, and 2006 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net income	$9,118	$5,892	$20,442	$11,018
Depreciation of real estate assets	20,781	19,042	41,752	37,344
Net gain on insurance and other settlement proceeds	(332)	(225)	(842)	(225)
Gain on dispositions within real estate joint ventures	-	-	(5,387)	-
Depreciation of real estate assets of
discontinued operations	(1)	130	132	420
Gain on sale of discontinued operations	(3,443)	-	(3,443)	-
Depreciation of real estate assets of
real estate joint ventures	-	121	14	261
Preferred dividend distribution	(3,490)	(3,491)	(6,981)	(6,981)
Minority interest in operating partnership income	763	408	1,801	821
Funds from operations	$23,396	$21,877	$47,488	$42,658

Weighted average shares and units:
Basic	27,775	25,662	27,676	25,160
Diluted	27,951	25,884	27,865	25,387

FFO for the three and six month periods ended June 30, 2007, increased primarily as the result of recently acquired properties and improved performance from existing properties, as well as the sale of excess land of $226,000 to a municipality which was classified as a non-depreciable asset.

TRENDS

Mid-America believes that the primary driver of demand by apartment residents is by job growth, which has continued to be strong throughout the Sunbelt, our operating region.

In the first six months of 2007, community performance continued to be stable and growing throughout most of Mid-America’s markets.  Overall, demand for apartment homes continues to be strong throughout our markets, allowing for absorption of new supply and continued pricing traction in most markets.  Some of our markets were weaker than the portfolio as a whole, including Tampa and Orlando, where we have a total of 5 communities. These markets experienced some reversing of condominiums to the rental market. Columbus, Georgia, where military deployment caused a temporary reduction in demand, was also weaker than the portfolio as a whole.

Mid-America faces cost pressures from increasing operating expenses, especially insurance and real estate tax costs, as well as increasing prices of materials that we use in maintaining, renovating and further developing our apartments.

We believe that the current environment of strong demand and reduced competition from single family homes, while somewhat offset by rising expenses, will continue to contribute to better operating results in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased by approximately $1.9 million from $60.7 million in the first six months of 2006 to $58.8 million in the first six months of 2007 as cash from improved existing and new property operations was more than offset by a decrease in our accounts payable levels from the first six months of 2006 to the first six months of 2007.

Net cash used in investing activities decreased during the first six months of 2007 from the first six months of 2006 to approximately $40.3 million from $98.4 million mainly related to $82.2 million of cash used for acquisitions in the first six months of 2006 compared to $35.2 million for the first six months of 2007. Mid-America also received $23.6 million in cash during the first six months of 2007 as the result of property sales, this compares to only $1.2 million for the first six months of 2006.

The first six months of 2007 used net cash for financing activities of $19.8 million while the first six months of 2006 provided net cash from financing activities of $35.0 million. This change was due mainly to the $87.3 million of proceeds from issuances of common stock in the first six months of 2006 compared to only $21.8 million for the first six months of 2007.

The weighted average interest rate at June 30, 2007, for the $1.2 billion of debt outstanding was 5.5% compared to 5.6% on $1.1 billion of debt outstanding at June 30, 2006. Mid-America utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages and secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedule presented later in this section.

At June 30, 2007, Mid-America had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.4 billion and an availability to borrow of $1.2 billion at June 30, 2007. Mid-America had total borrowings outstanding under these credit facilities of $1.0 billion at June 30, 2007.

Approximately 71% of Mid-America’s outstanding obligations at June 30, 2007, were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA facilities. The FNMA facilities have a combined line limit of $1.0 billion, all of which was available to borrow at June 30, 2007. Mid-America had total borrowings outstanding under the FNMA facilities of approximately $854 million at June 30, 2007. Various traunches of the facilities mature from 2010 through 2014. The FNMA facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% - 0.06% over the life of the FNMA facilities, plus a credit enhancement fee of 0.62% to 0.795%.

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

As of June 30, 2007, Mid-America had entered into interest rate swaps totaling a notional amount of $689 million, including a $25 million swap which does not go into effect until July 2007. To date, these swaps have proven to be highly effective hedges. We also had interest rate cap agreements totaling a notional amount of approximately $42 million as of June 30, 2007.

Summary details of the debt outstanding at June 30, 2007, follow in the table below:
			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 853,154,809	5.6%	9/28/2011	9/28/2011
Tax Exempt			73,355,000	4.3%	1/3/2012	1/3/2012
Subtotal Fixed Rate or Swapped			926,509,809	5.5%	10/5/2011	10/5/2011
Variable Rate
Conventional			216,179,262	5.9%	8/27/2007	10/24/2012
Tax Exempt			10,855,004	4.7%	7/22/2007	5/30/2020
Conventional - Capped			17,936,000	5.9%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090,000	4.6%	11/27/2009	11/27/2009
Subtotal Variable Rate			269,060,266	5.8%	8/22/2007	4/11/2013
Total Combined Debt Outstanding			$ 1,195,570,075	5.5%	10/31/2010	2/7/2012

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 135,154,809	4.8%	8/29/2013	8/29/2013
Tax Exempt Fixed Rate			12,025,000	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760,004	4.8%	7/31/2007	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$ 91,515,000	$ 91,515,000	91,515,000	4.6%	7/15/2007	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	90,000,000	90,000,000	90,000,000	7.5%	7/1/2009	7/1/2009
Variable Rate Borrowings	862,914,000	862,914,000	672,318,000	5.9%	8/30/2007	5/9/2013
Subtotal FNMA Facilities	1,044,429,000	1,044,429,000	853,833,000	5.9%	11/3/2007	1/12/2013
Freddie Mac Credit Facility I	100,000,000	96,404,000	96,404,000	5.9%	9/7/2007	7/1/2011
Freddie Mac Credit Facility II	200,000,000	47,325,000	47,325,000	5.8%	8/31/2007	6/2/2014
AmSouth Credit Facility	40,000,000	33,144,020	6,177,450	7.3%	7/31/2007	5/24/2008
Union Planters Bank			39,890,812	6.4%	7/31/2007	4/1/2009
Total Underlying Debt Outstanding			$ 1,195,570,075	5.8%	9/5/2008	2/7/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 628,000,000	5.5%	8/5/2011
BMA indexed			61,330,000	4.1%	9/10/2008
Total Interest Rate Swaps			$ 689,330,000	5.4%	5/2/2011

Interest Rate Caps
LIBOR indexed			$ 17,936,000	6.2%	11/13/2009
BMA indexed			24,090,000	6.0%	11/27/2009
Total Interest Rate Caps			$ 42,026,000	6.1%	11/21/2009

Mid-America believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and are also heavily reliant on the creditworthiness of FNMA, which provided credit enhancement for approximately $854 million of our debt as of June 30, 2007. The interest rate market for FNMA DMBS, which in our experience is highly correlated with three-month LIBOR interest rates, is also an important component of our liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, we would seek alternative sources of debt financing.

For the six months ended June 30, 2007, Mid-America’s net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $4.4 million. This compares to an excess of approximately $9.7 million for the same period in 2006. While Mid-America has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of June 30, 2007, (dollars in thousands):

Contractual	Payments Due by Period
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt (1)	$2,226	$116,583	$106,623	$121,827	$216,962	$631,349	$1,195,570
Operating Lease	6	12	3	-	-	-	21
Total	$2,232	$116,595	$106,626	$121,827	$216,962	$631,349	$1,195,591

(1) Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, and 2006, Mid-America did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. On May 9, 2007, Mid-America entered into a joint venture, Mid-America Multifamily Fund I, LLC. The joint venture was established to acquire multifamily properties. No properties had been acquired by the joint venture as of June 30, 2007. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. Mid-America does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 14 in the Company’s 2006 Annual Report on Form 10-K.

Mid-America’s investments in real estate joint ventures are unconsolidated and are recorded on the equity method as we do not have a controlling interest.

INSURANCE

Mid-America renegotiated our insurance programs July 1, 2007. Management believes that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced would not have a significant impact on Mid-America’s liquidity, financial position or results of operation. Management expects to obtain a reduction in annual policy premiums of approximately $1.5 million from the increased rates experienced at the July 1, 2006, renewal.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Quarterly Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated market conditions, expected growth rates of revenues and expenses, planned asset dispositions, disposition pricing, planned acquisitions and developments, property financings, expected interest rates and planned capital expenditures. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Mid-America or any other person that the objectives and plans of Mid-America will be achieved. In evaluating any forward-looking statement, you should specifically consider the information set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented herein by Part II, Item 1A: “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” above.

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

Item 4.                      Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Mid-America, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2007, (the end of the period covered by this Quarterly Report on Form 10-Q).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2007, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings
None.

Item 1A.                      Risk Factors
As of June 30, 2007, there have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.                      Defaults Upon Senior Securities
None.

Item 4.                      Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of Mid-America was held on May 22, 2007.

Nominees Mary E. McCormick and William B. Sansom were elected to serve as class I directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	For	Withheld
Mary E. McCormick	23,649,225	280,679
William B. Sansom	23,616,336	313,568

Ernst & Young LLP was ratified as Mid-America’s independent registered public accounting firm for the 2007 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

	For	Against	Abstain
Ernst & Young LLP	23,827,527	85,839	16,538

Item 5.                      Other Information
None.

Item 6.                      Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
10	Limited Liability Company Agreement of Mid-America Multifamily Fund I, LLC dated as of May 9, 2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: August 2, 2007	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)