Form 10-Q
period 2007-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2007-11-01
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at October 17, 2007
Common Stock, $0.01 par value	25,578,329

	PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Mid-America Apartment Communities, Inc.
	Condensed Consolidated Balance Sheets
	September 30, 2007 (Unaudited) and December 31, 2006
	(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets:
Real estate assets:
Land	$ 214,748	$ 206,635
Buildings and improvements	2,023,609	1,921,462
Furniture, fixtures and equipment	53,111	51,374
Capital improvements in progress	23,724	20,689
	2,315,192	2,200,160
Less accumulated depreciation	(594,870)	(543,802)
	1,720,322	1,656,358

Land held for future development	2,360	2,360
Commercial properties, net	7,163	7,103
Investments in and advances to real estate joint ventures	51	3,718
Real estate assets, net	1,729,896	1,669,539

Cash and cash equivalents	4,041	5,545
Restricted cash	5,095	4,145
Deferred financing costs, net	15,695	16,033
Other assets	31,164	38,865
Goodwill	4,106	4,472
Assets held for sale	-	8,047
Total assets	$ 1,789,997	$ 1,746,646

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,247,545	$ 1,196,349
Accounts payable	1,931	2,773
Accrued expenses and other liabilities	72,927	57,919
Security deposits	8,535	7,670
Liabilities associated with assets held for sale	-	269
Total liabilities	1,330,938	1,264,980

Minority interest	30,161	32,600

Redeemable stock	2,920	3,418

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 474,500 shares called for redemption and 474,500 shares issued and outstanding at September 30, 2007,
and December 31, 2006, respectively	-	5
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
25,572,886 and 25,093,156 shares issued and outstanding at
September 30, 2007, and December 31, 2006, respectively (1)	255	251
Additional paid-in capital	827,466	814,006
Accumulated distributions in excess of net income	(403,481)	(379,573)
Accumulated other comprehensive income	1,676	10,897
Total shareholders' equity	425,978	445,648
Total liabilities and shareholders' equity	$ 1,789,997	$ 1,746,646

	See accompanying notes to condensed consolidated financial statements.

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the condensed consolidated balance sheet.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2007, and 2006
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating revenues:
Rental revenues	$ 86,172	$ 78,598	$ 250,259	$ 228,757
Other property revenues	3,992	3,532	11,641	10,455
Total property revenues	90,164	82,130	261,900	239,212
Management fee income	-	53	34	157
Total operating revenues	90,164	82,183	261,934	239,369
Property operating expenses:
Personnel	10,952	10,063	31,438	29,256
Building repairs and maintenance	3,597	3,317	9,841	8,642
Real estate taxes and insurance	10,436	10,582	33,158	29,945
Utilities	5,649	5,409	15,197	14,554
Landscaping	2,402	2,184	6,970	6,366
Other operating	4,191	3,626	12,038	10,609
Depreciation	21,959	19,481	64,355	57,507
Total property operating expenses	59,186	54,662	172,997	156,879
Property management expenses	4,357	3,367	13,150	9,325
General and administrative expenses	2,401	2,555	7,629	7,721
Income from continuing operations before non-operating items	24,220	21,599	68,158	65,444
Interest and other non-property income	4	162	149	494
Interest expense	(16,147)	(15,398)	(48,195)	(46,736)
Loss on debt extinguishment	(71)	-	(123)	(551)
Amortization of deferred financing costs	(614)	(519)	(1,749)	(1,508)
Minority interest in operating partnership income	(1,034)	(375)	(2,835)	(1,196)
Loss from investments in real estate joint ventures	-	(16)	(58)	(135)
Incentive fee from real estate joint ventures	-	-	1,019	-
Net (loss) gain on insurance and other settlement proceeds	(197)	(54)	645	171
Gain on sale of non-depreciable assets	29	32	255	32
Gain on dispositions within real estate joint ventures	1	-	5,388	-
Income from continuing operations	6,191	5,431	22,654	16,015
Discontinued operations:
(Loss) income from discontinued operations before
asset impairment, settlement proceeds and gain on sale	(5)	199	531	633
Gain on sale of discontinued operations	5,714	-	9,157	-
Net income	11,900	5,630	32,342	16,648
Preferred dividend distribution	3,491	3,491	10,472	10,472
Net income available for common shareholders	$ 8,409	$ 2,139	$ 21,870	$ 6,176

Weighted average shares outstanding (in thousands):
Basic	25,362	23,990	25,247	23,099
Effect of dilutive stock options	152	225	176	227
Diluted	25,514	24,215	25,423	23,326

Net income available for common shareholders	$ 8,409	$ 2,139	$ 21,870	$ 6,176
Discontinued property operations	(5,709)	(199)	(9,688)	(633)
Income from continuing operations available for common shareholders	$ 2,700	$ 1,940	$ 12,182	$ 5,543

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.11	$ 0.08	$ 0.48	$ 0.24
Discontinued property operations	0.22	0.01	0.39	0.03
Net income available for common shareholders	$ 0.33	$ 0.09	$ 0.87	$ 0.27

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.11	$ 0.08	$ 0.48	$ 0.24
Discontinued property operations	0.22	0.01	0.38	0.02
Net income available for common shareholders	$ 0.33	$ 0.09	$ 0.86	$ 0.26

Dividends declared per common share (1)	$ 0.605	$ 0.595	$ 1.815	$ 2.380

(1)	The Company declared and paid $1.785 per common share during the nine months ended September 30, 2006. During that same period the Company also declared an additional $0.595 per common share that was not paid until October 31, 2006.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$32,342	$16,648
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations before asset impairment, settlement
proceeds and gain on sale	(531)	(633)
Depreciation and amortization of deferred financing costs	66,104	59,015
Stock compensation expense	558	1,009
Stock issued to employee stock ownership plan	658	577
Redeemable stock issued	348	273
Amortization of debt premium	(1,528)	(1,407)
Income from investments in real estate joint ventures	58	135
Minority interest in operating partnership income	2,835	1,196
Loss on debt extinguishment	123	551
Derivative interest expense	(234)	(130)
Gain on sale of non-depreciable assets	(255)	(32)
Gain on sale of discontinued operations	(9,157)	-
Gain on disposition within real estate joint ventures	(5,388)	-
Incentive fee from real estate joint ventures	(1,019)	-
Net gain on insurance and other settlement proceeds	(645)	(171)
Changes in assets and liabilities:
Restricted cash	(950)	89
Other assets	776	(6,168)
Accounts payable	(842)	(2,476)
Accrued expenses and other	7,020	7,877
Security deposits	778	1,069
Net cash provided by operating activities	91,051	77,422
Cash flows from investing activities:
Purchases of real estate and other assets	(88,601)	(165,723)
Improvements to existing real estate assets	(23,968)	(21,743)
Renovations to existing real estate assets	(7,897)	(4,651)
Development	(11,771)	(3,230)
Distributions from real estate joint ventures	9,855	208
Contributions to real estate joint ventures	(126)	-
Proceeds from disposition of real estate assets	28,429	2,039
Net cash used in investing activities	(94,079)	(193,100)
Cash flows from financing activities:
Net change in credit lines	52,888	63,374
Proceeds from notes payable	-	27,842
Principal payments on notes payable	(12,027)	(29,189)
Payment of deferred financing costs	(1,468)	(2,204)
Proceeds from issuances of common shares and units	23,112	105,299
Distributions to unitholders	(4,612)	(4,412)
Dividends paid on common shares	(45,897)	(40,935)
Dividends paid on preferred shares	(10,472)	(10,472)
Net cash provided by financing activities	1,524	109,303
Net decrease in cash and cash equivalents	(1,504)	(6,375)
Cash and cash equivalents, beginning of period	5,545	14,064
Cash and cash equivalents, end of period	$4,041	$7,689

Supplemental disclosure of cash flow information:
Interest paid	$50,427	$48,919
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$90	$330
Interest capitalized	$720	$115
Marked-to-market adjustment on derivative instruments	$(9,221)	$3,871
Fair value adjustment on debt assumed	$-	$1,553
Reclass of redeemable stock from equity to liabilities	$445	$-

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007, and 2006 (Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc., or Mid-America, in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and Mid-America’s accounting policies in effect as of December 31, 2006 as set forth in our annual consolidated financial statements, as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in Mid-America’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.           RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the 2007 presentation; specifically, certain expenses previously classified as property management expenses have been reclassified as property operating expenses.  The reclassifications had no effect on net income available for common shareholders.

3.           SEGMENT INFORMATION

As of September 30, 2007, Mid-America owned 137 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and market and submarket trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

4.           COMPREHENSIVE INCOME

Total comprehensive income and its components for the three and nine month periods ended September 30, 2007, and 2006 were as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Net income	$11,900	$5,630	$32,342	$16,648
Marked-to-market adjustment
on derivative instruments	(16,166)	(13,634)	(9,221)	3,871
Total comprehensive (loss)income	$(4,266)	$(8,004)	$23,121	$20,519

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

 5.           REAL ESTATE DISPOSITIONS

On July 16, 2007, Mid-America sold the Somerset and Woodridge apartments, 144 and 192 units, respectively, generating a combined $5.7 million gain. Both communities are located in Jackson, Mississippi.

6.           REAL ESTATE ACQUISITIONS

On July 6, 2007, Mid-America acquired the Chalet at Fall Creek apartments, a 268-unit community located in Humble, Texas.

On September 14, 2007, Mid-America entered into an option contract to purchase the Cascade at Fall Creek apartments, a 246-unit community being built next to the Chalet at Fall Creek apartments in Humble, Texas. Among other provisions, the contract requires certain construction completion levels for purchase. Currently, we expect that a purchase of the property would take place in early 2008.

On September 20, 2007, we acquired the Farmington Village apartments, a 280-unit community located in Summerville, South Carolina.

7.           DISCONTINUED OPERATIONS

As part of Mid-America’s disposition strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in April 2006, we entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. Both of these communities were subsequently sold on May 3, 2007. Also in line with this strategy, in March 2007 we entered into an agreement to list the 144-unit Somerset apartments and the 192-unit Woodridge apartments both located in Jackson, Mississippi, for sale. Both of these communities were subsequently sold on July 16, 2007. In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and nine month periods ended September 30, 2007, and 2006, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Rental revenues	$ 97	$ 1,131	$ 2,059	$ 3,465
Other revenues	6	56	119	178
Total revenues	103	1,187	2,178	3,643
Expenses
Property operating expenses	91	640	1,194	1,844
Depreciation	1	132	133	552
Interest expense	16	216	320	614
Total expense	108	988	1,647	3,010
Income from discontinued operations before
gain on sale and settlement proceeds	(5)	199	531	633
Income from discontinued operations	$ (5)	$ 199	$ 531	$ 633

8.           SHARE AND UNIT INFORMATION

On September 30, 2007, 25,572,886 common shares and 2,482,110 operating partnership units were outstanding, representing a total of 28,054,996 shares and units. Additionally, Mid-America had outstanding options for the purchase of 112,706 shares of common stock at September 30, 2007, of which 53,260 were anti-dilutive. At September 30, 2006, 24,489,874 common shares and 2,493,325 operating partnership units were outstanding, representing a total of 26,983,199 shares and units. Additionally, Mid-America had outstanding options for the purchase of 232,452 shares of common stock at September 30, 2006, of which 99,743 were anti-dilutive.

9.           9¼% SERIES F CUMULATIVE REDEEMABLE PREFERRED STOCK

On August 28, 2007, in accordance with the prospectus supplement, Mid-America gave the required 30 to 60-days notice to redeem all of the issued and outstanding shares of our 9¼% Series F Cumulative Redeemable Preferred Stock, also referred to as Series F, on October 16, 2007. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or Statement 150, we classified the Series F as a liability within notes payable as of September 30, 2007 on the accompanying consolidated financial statements. Statement 150 also requires that all subsequent dividend payments be classified as interest expense on the consolidated financial statements.

10.           DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, Mid-America uses certain derivative financial instruments to manage, or hedge, the interest rate risk associated with our variable rate debt or to hedge anticipated future debt transactions to manage well-defined interest rate risk associated with the transaction.

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

All of our derivative financial instruments are reported at fair value, are represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of September 30, 2007, and 2006, the ineffective portion of the hedging transactions reclassified to earnings was $283,000 and $149,000, respectively.

11.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Mid-America adopted FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. Mid-America has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There are no significant changes in unrecognized tax benefits that are reasonably likely to occur within the twelve months following the adoption date.

FIN 48 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits.  The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied.  Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense.  No interest and penalties are accrued under FIN 48 on our balance sheet as of September 30, 2007.

Mid-America’s tax years that remain subject to examination for U.S. federal purposes range from 2003 through 2006. Our tax years that remain open for state examination vary but range from 2002 through 2006.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements”, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Mid-America does not believe the adoption of Statement 157 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

12.           SUBSEQUENT EVENTS

9¼% SERIES F CUMULATIVE REDEEMABLE PREFERRED STOCK

On October 16, 2007, Mid-America redeemed $11.9 million shares of stock representing all of the issued and outstanding shares of our Series F. More information on the redemption can be found in Note 9. 9¼% Series F Cumulative Redeemable Preferred Stock.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon Mid-America’s condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the most subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

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

Capitalization of expenditures and depreciation of assets

Mid-America carries real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, and 3 to 5 years for computers and software, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred, while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

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

Fair value of derivative financial instruments

Mid-America utilizes certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or to hedge anticipated future debt transactions to manage well-defined interest rate risk associated with the transaction. The valuation of the derivative financial instruments under Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, requires us to make estimates and judgments that affect the fair value of the instruments.

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

OVERVIEW OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Mid-America’s operating results for the three months ended September 30, 2007 benefited from continued improvement in market conditions which helped us increase rental revenues at our existing communities. Our operations also benefited from a full quarter of performance from the eight communities acquired in 2006 and during the first two quarters of 2007, as well as the partial quarter of performance from the two additional communities purchased during the third quarter of 2007.  Increased operating and administrative expenses offset some of the benefit of the revenue increases.

Net income benefited from the sale of two communities, resulting in a combined gain of approximately $5.7 million.

During the three months ended September 30, 2007, Mid-America gave notice to redeem all of the issued and outstanding shares of our 9¼% Series F Cumulative Redeemable Preferred Stock, also referred to as Series F. As a result, the Series F was classified as a liability within notes payable on the accompanying consolidated financial statements.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three and nine month periods ended September 30, 2007. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Property revenues for the three months ended September 30, 2007 were approximately $90,164,000, an increase of approximately $8,034,000 from the three months ended September 30, 2006 due to (i) a $4,238,000 increase in property revenues from the seven properties acquired since the end of the second quarter of 2006, (ii) a $302,000 increase in property revenues from our development communities, and (iii) a $3,494,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 2.1% increase in average rent per unit and a reduction in the rate of concessions of net potential rent from 3.1% in the third quarter of 2006 to 2.2% in the third quarter of 2007.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended September 30, 2007 were approximately $37,227,000, an increase of approximately $2,046,000 from the three months ended September 30, 2006 due primarily to increases in property operating expenses of (i) $1,904,000 from the seven properties acquired since the end of the second quarter of 2006, (ii) $106,000 from our development communities, and (iii) $36,000 from all other communities.

Depreciation expense for the three months ended September 30, 2007 was approximately $21,959,000, an increase of approximately $2,478,000 from the three months ended September 30, 2006 primarily due to the increases in depreciation expense of (i) $1,417,000 from the seven properties acquired since the end of the second quarter of 2006, (ii) $83,000 from our development communities, (iii) $640,000 from the amortization of the fair market value of leases of acquired communities, and (iv) $338,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses for the three months ended September 30, 2007 were approximately $4,357,000, an increase of approximately $990,000 from the third quarter of 2006 primarily related to an increase in personnel costs resulting from improved property operations. General and administrative expenses decreased by approximately $154,000 over this same period mainly as a result of decreases in various employee and director insurance programs.

Interest expense for the three months ended September 30, 2007 was approximately $16,147,000, an increase of approximately $749,000, from the three months ended September 30, 2006 primarily due to an approximate $69,012,000 increase in our average debt outstanding, excluding the reclassification of our Series F, due to new acquisitions, and our development and redevelopment programs. The increase in interest expense was partially offset by a decrease in average borrowing cost for the quarter from 5.51% in the third quarter of 2006 to 5.37% in the third quarter of 2007.

In the three months ended September 30, 2007, Mid-America benefited from a $5.7 million gain due to the sale of two of our communities. No such gains were experienced in the third quarter of 2006.

Primarily as a result of the foregoing, net income increased by approximately $6,270,000 in the third quarter of 2007 from the third quarter of 2006.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Property revenues for the nine months ended September 30, 2007 were approximately $261,900,000, an increase of approximately $22,688,000 from the nine months ended September 30, 2006 due to (i) a $12,270,000 increase in property revenues from the ten properties acquired in 2006 and through the third quarter of 2007, (ii) a $370,000 increase in property revenues from our development communities, and (iii) a $10,048,000 increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by increases in average rent per unit and a reduction in the rate of concessions of net potential rent from the first nine months of 2006 to the first nine months of 2007.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the nine months ended September 30, 2007 were approximately $108,642,000, an increase of approximately $9,270,000 from the nine months ended September 30, 2006 due primarily to increases in property operating expenses of (i) $5,779,000 from the ten properties acquired in 2006 and through the third quarter of 2007, (ii) $234,000 from our development communities, and (iii) $3,257,000 from all other communities. The increase in property operating expenses from all other communities consisted primarily of our same store portfolio and roughly represents a normal increase in expenses year over year.

Depreciation expense for the nine months ended September 30, 2007 was approximately $64,355,000, an increase of approximately $6,848,000 from the nine months ended September 30, 2006 primarily due to the increases in depreciation expense of (i) $3,677,000 from the ten properties acquired in 2006 and through the third quarter of 2007, (ii) $110,000 from our development communities, (iii) $1,443,000 from the amortization of the fair market value of leases of acquired communities, and (iv) $1,618,000 from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses for the nine months ended September 30, 2007 were approximately $13,150,000, an increase of approximately $3,825,000 from the first nine months of 2006 primarily related to an increase in personnel incentives resulting from improved property operations, and increased franchise and excise taxes resulting from state law changes. General and administrative expenses decreased by approximately $92,000 over this same period mainly as a result of decreased corporate level personnel costs.

Interest expense for the nine months ended September 30, 2007 was approximately $48,195,000, an increase of approximately $1,459,000, from the nine months ended September 30, 2006 primarily due to an approximate $41,472,000 increase in our average debt outstanding, excluding the reclassification of our Series F, due to new acquisitions, and our development and redevelopment programs. Our average borrowing cost remained flat at 5.47% for the first nine months of 2006 and 2007.

During the first nine months of 2007, Mid-America benefited from the sale of our last joint venture property with Crow Holdings, resulting in a gain of $5.4 million and incentive fees of $1.0 million, and a $9.2 million gain due to the sale of four of our communities. No such gains were experienced in the first nine months of 2006.

Primarily as a result of the foregoing, net income increased by approximately $15,694,000 in the first nine months of 2007 from the first nine months of 2006.

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

In response to the Securities and Exchange Commission’s Staff Policy Statement relating to Emerging Issues Task Force Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, we include the amount charged to retire preferred stock in excess of carrying values in our FFO calculation.

Mid-America’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance, or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income for the three and nine month periods ended September 30, 2007, and 2006 (dollars and shares in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net income	$ 11,900	$ 5,630	$ 32,342	$ 16,648
Depreciation of real estate assets	21,652	19,154	63,404	56,498
Net loss (gain) on insurance and other settlement proceeds	197	54	(645)	(171)
Gain on dispositions within real estate joint ventures	(1)	-	(5,388)	-
Depreciation of real estate assets of
discontinued operations	1	132	133	552
Gain on sale of discontinued operations	(5,714)	-	(9,157)	-
Depreciation of real estate assets of
real estate joint ventures	-	118	14	379
Preferred dividend distribution	(3,491)	(3,491)	(10,472)	(10,472)
Minority interest in operating partnership income	1,034	375	2,835	1,196
Funds from operations	$ 25,578	$ 21,972	$ 73,066	$ 64,630

Weighted average shares and units:
Basic	27,844	26,491	27,733	25,609
Diluted	27,996	26,716	27,909	25,835

FFO for the three and nine month periods ended September 30, 2007 increased primarily as the result of recently acquired properties and improved performance from existing properties.

TRENDS

Mid-America believes that the primary driver of demand by apartment residents is job growth, which has continued to be strong throughout the Sunbelt, our operating region.

In the first nine months of 2007, community performance continued to be stable and growing throughout most of Mid-America’s markets.  Overall, demand for apartment homes continues to be strong throughout our markets, allowing for absorption of new supply and continued pricing traction in most markets.  Some of our markets had weaker revenue growth or modest declines over the equivalent period a year ago than the portfolio as a whole, including Tampa and Orlando, where we have a total of five communities. These markets had unsustainably strong operating conditions for a two year period and experienced weaker job growth and some new supply from condominium rentals. Columbus, Georgia, where military deployment caused a temporary reduction in demand, was also weaker than the portfolio as a whole.

Mid-America faces cost pressures from increasing operating expenses, including real estate tax costs, personnel and increasing prices of materials that we use in maintaining, renovating and further developing our apartments.

We believe that the current environment of reduced competition from single family homes and limited new supply of apartment homes, while somewhat offset by rising expenses and moderate job growth, will continue to contribute to better operating results.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $13.6 million from $77.4 million in the first nine months of 2006 to $91.1 million in the first nine months of 2007 mainly as a result of cash from improved existing and new property operations.

Net cash used in investing activities decreased by approximately $99.0 million during the first nine months of 2007 to $94.1 million from $193.1 million in the first nine months of 2006 mainly due to a decrease in the cash used for acquisitions. Also contributing to the decrease in net cash used in investing activities was a distribution from real estate joint ventures in the first nine months of 2007 of $9.9 million resulting from the sale of a joint venture property and an incentive fee from the venture’s subsequent closing, as well as proceeds from dispositions of real estate assets of $28.4 million from the sale of four of our communities. The comparable amounts for the first nine months of 2006 were $208,000 and $2.0 million, respectively.

The first nine months of 2007 provided $1.5 million for financing activities compared to $109.3 million provided during the first nine months of 2006, a decrease of $107.8 million. This change was due mainly to a reduction in the amount of common shares issued.

The weighted average interest rate at September 30, 2007 for the $1.2 billion of debt outstanding was 5.6%, which is consistent with the weighted average interest rate of 5.6% on $1.2 billion of debt outstanding at September 30, 2006. Mid-America utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedule presented later in this section.

At September 30, 2007, Mid-America had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.4 billion and an availability to borrow of $1.2 billion at September 30, 2007. Mid-America had total borrowings outstanding under these credit facilities of $1.0 billion at September 30, 2007.

Approximately 71% of Mid-America’s outstanding obligations at September 30, 2007, excluding the Series F, were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA facilities. The FNMA facilities have a combined line limit of $1.0 billion, all of which was available to borrow at September 30, 2007. Mid-America had total borrowings outstanding under the FNMA facilities of approximately $874 million at September 30, 2007. Various traunches of the facilities mature from 2010 through 2014. The FNMA facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% - 0.07% over the life of the FNMA facilities, plus a credit enhancement fee of 0.62% to 0.795%.  Recently, however, the spread between three-month LIBOR and DMBS has increased up to 0.51%. While we feel the current liquidity market is an anomaly and believe that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change.

Each of Mid-America’s secured credit facilities is subject to various covenants and conditions on usage, and is subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect.

As of September 30, 2007, Mid-America had entered into interest rate swaps totaling a notional amount of $739 million. To date, these swaps have proven to be highly effective hedges. We also had interest rate cap agreements totaling a notional amount of approximately $42 million as of September 30, 2007.

Summary details of the debt outstanding at September 30, 2007 follows in the table below (dollars in thousands):

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional (including $11.9 million Series F)			$ 913,981	5.6%	11/2/2011	11/2/2011
Tax Exempt			73,355	4.3%	1/3/2012	1/3/2012
Subtotal Fixed Rate or Swapped			987,336	5.6%	11/6/2011	11/6/2011
Variable Rate
Conventional			207,328	5.9%	11/22/2007	5/5/2012
Tax Exempt			10,855	4.7%	10/22/2007	5/30/2020
Conventional - Capped			17,936	5.8%	11/13/2009	11/13/2009
Tax Exempt - Capped			24,090	4.6%	11/27/2009	11/27/2009
Subtotal Variable Rate			260,209	5.7%	11/18/2007	12/2/2012
Total Combined Debt Outstanding			$ 1,247,545	5.6%	1/8/2011	1/27/2012

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 134,118	4.8%	9/4/2013	9/4/2013
9 1/4% Series F Cumulative Redeemable Preferred Stock			11,863	9.3%	10/16/2007	10/16/2007
Tax Exempt Fixed Rate			12,025	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760	4.9%	10/31/2007	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$ 91,515	$ 91,515	91,515	4.6%	10/15/2007	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	90,000	90,000	90,000	7.5%	7/1/2009	7/1/2009
Variable Rate Borrowings	862,914	862,914	692,318	5.8%	11/29/2007	5/26/2013
Subtotal FNMA Facilities	1,044,429	1,044,429	873,833	5.8%	1/23/2008	1/28/2013
Freddie Mac Credit Facility I	100,000	96,404	96,404	5.5%	12/8/2007	7/1/2011
Freddie Mac Credit Facility II	200,000	47,325	47,325	5.3%	10/31/2007	6/2/2014
AmSouth Credit Facility	50,000	42,794	27,493	6.6%	10/31/2007	5/24/2008
Union Planters Bank			39,724	6.5%	10/31/2007	4/1/2009
Total Underlying Debt Outstanding			$ 1,247,545	5.7%	10/30/2008	1/2/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 678,000	5.5%	10/20/2011
BMA indexed			61,330	4.1%	9/10/2008
Total Interest Rate Swaps			$ 739,330	5.4%	7/17/2011

Interest Rate Caps
LIBOR indexed			$ 17,936	6.2%	11/13/2009
BMA indexed			24,090	6.0%	11/27/2009
Total Interest Rate Caps			$ 42,026	6.1%	11/21/2009

Mid-America believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and are also heavily reliant on the creditworthiness of FNMA, which provided credit enhancement for approximately $874 million of our debt as of September 30, 2007. The interest rate market for FNMA DMBS, which in our experience is highly correlated with three-month LIBOR interest rates, is also an important component of our liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, we would seek alternative sources of debt financing.

For the nine months ended September 30, 2007, Mid-America’s net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $6.1 million. This compares to a shortfall of approximately $140,000 for the same period in 2006. While Mid-America has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects the Company’s total contractual cash obligations which consists of its long-term debt and operating leases as of September 30, 2007, (dollars in thousands):

Contractual	Payments Due by Period
Obligations	2007	2008	2009	2010	2011	2012	Thereafter	Total
Long-Term Debt (1)	$ 13,052	$ 137,898	$ 106,456	$121,828	$216,962	$ 42,036	$ 609,313	$1,247,545
Operating Lease	2	9	7	7	7	5	-	37
Total	$ 13,054	$ 137,907	$ 106,463	$121,835	$216,969	$ 42,041	$ 609,313	$1,247,582

(1) Represents principal payments and includes $11.9 million in 2007 representing our Series F.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, and 2006, Mid-America did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. On May 9, 2007, Mid-America entered into a joint venture, Mid-America Multifamily Fund I, LLC. The joint venture was established to acquire multifamily properties. No properties had been acquired by the joint venture as of September 30, 2007. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. Mid-America does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 14 in the Company’s 2006 Annual Report on Form 10-K.

Mid-America’s investments in real estate joint ventures are unconsolidated and are recorded on the equity method as we do not have a controlling interest.

INSURANCE

Mid-America renegotiated our insurance programs effective July 1, 2007. Management believes that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced would not have a significant impact on Mid-America’s liquidity, financial position or results of operation. Management expects to obtain a reduction in annual policy premiums of approximately $1.5 million from the renegotiated programs when compared to the higher rates experienced after the July 1, 2006 renewal.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This and other sections of this Quarterly Report contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, statements about anticipated market conditions, expected growth rates of revenues and expenses, planned asset dispositions, disposition pricing, planned acquisitions and developments, property financings, expected interest rates and planned capital expenditures. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Mid-America or any other person that the objectives and plans of Mid-America will be achieved. In evaluating any forward-looking statement, you should specifically consider the information set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented herein by Part II, Item 1A: “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” above.

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

Item 4.                      Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Mid-America, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2007, (the end of the period covered by this Quarterly Report on Form 10-Q).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2007, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings
None.

Item 1A.                      Risk Factors
The following risk factor supplements the risk factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Mid-America’s financing could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater risk that the financial institutions Mid-America does business with could experience disruptions that would upset our current financing program.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.                      Defaults Upon Senior Securities
None.

Item 4.                      Submission of Matters to a Vote of Security Holders
None

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: November 1, 2007	By: /s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)