Form 10-K
period 2007-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2008-02-27
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1543819
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6584 POPLAR AVENUE, SUITE 300	38138
MEMPHIS, TENNESSEE	(Zip Code)
(Address of principal executive offices)

(901) 682-6600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series H Cumulative Redeemable Preferred Stock,	New York Stock Exchange
Par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X]Yes [ ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]                  Accelerated filer [ ]
Non-accelerated filer [ ]                      Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X]No

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,308,104,305, based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2008
Common Stock, $.01 par value per share	25,775,580 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the	Part III
Annual Meeting of Shareholders to be held May 20,
2008 to be filed with the Securities and Exchange
Commission pursuant to Regulation 14A, not later
than 120 days after the end of the fiscal year
covered by this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.

PART I

ITEM 1. BUSINESS.

Overview of Mid-America

     Founded in 1994, Mid-America Apartment Communities, Inc., or Mid-America, is a Memphis, Tennessee-based self-administered and self-managed umbrella partnership real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities. We, together with our subsidiaries, report as a single business segment. As of December 31, 2007, Mid-America owned 100% of 137 properties representing 40,248 apartment units. Mid-America has from time-to-time participated in various joint ventures. While no apartment communities were held in a joint venture structure as of December 31, 2007, Mid-America had entered into an agreement with a partner to form Mid-America Multifamily Fund I, LLC, or Fund I, with the purpose of acquiring and repositioning apartment communities. Mid-America has a 33.33% ownership interest in Fund I and will receive a management fee, an asset management fee and have the opportunity to earn an incentive fee. Subsequent to year end, Fund I purchased its first community with 310 apartment units.

     Mid-America’s business is conducted principally through Mid-America Apartments, L.P., which we refer to as our operating partnership. Mid-America is the sole general partner of the operating partnership, holding 264,594 common units of partnership interest, or common units, comprising a 1% general partnership interest in the operating partnership as of December 31, 2007. Mid-America’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc. is a limited partner in the operating partnership and, as of December 31, 2007, held 23,770,950 common units, or 89.84% of all outstanding common units.

     Mid-America operated apartment communities in 13 states in 2007, employing 1,170 full time and 83 part time employees at December 31, 2007.

Highlights for the year ended December 31, 2007:

  Same store net operating income, or NOI, increased 5.8% over the prior year, the third best performance for any year in the history of Mid-America.

  Strong operating results for the year helped to generate a 6.6% increase in FFO per share/unit over the prior year.

  FFO per share/unit performance is a record for Mid-America.

  The common dividend was increased effective with the January 31, 2008, distribution to a new annual rate of $2.46.

  Physical occupancy at December 31, 2007 for the same store portfolio was 94.8%, up 0.6% compared to December 31, 2006 and represents a record for the past 11 years.

  Mid-America completed the renovation and repositioning of 2,075 apartments in 2007 which achieved rent increases averaging 14%.

  Mid-America continues to be in a strong financial position as its fixed charge coverage ratio reached 2.27 for the year, up from 2.15 for 2006.

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

     Investment Focus. Mid-America’s primary investment focus is on apartment communities in the Sunbelt region of the United States. Between 1994 and 1997, Mid-America grew largely through acquisition and redevelopment of existing communities. Between 1998 and 2002, its concentration was on development of new communities. Since 2003, we have focused on the acquisition of properties that we believe can be repositioned with appropriate use of capital and our operating management skills. We are currently focusing on increasing our investments in properties in larger and faster growing markets within our current geographic area, and intend to do this through acquiring apartment communities with the potential for above average growth. Beginning in 2005, Mid-America began an initiative of upgrading a significant number of our existing apartment communities, as well as a limited program of developing new apartments, principally as expansions of existing communities. We will continue our established process of selling mature assets, and will adapt our investment focus to opportunities and markets. In order to improve our return on investment, we have from time-to-time invested with joint venture partners and anticipate this will be a growing part of our strategy.

     High Quality Assets. Mid-America strives to maintain its assets in excellent condition, believing that continuous maintenance will lead to higher long-run returns on investment. Mid-America believes that being recognized by civic and industry trade organizations for the high quality of our properties, landscaping, and property management will lead to higher rents and profitability and illustrates the high quality of our properties and operations. Mid-America periodically and selectively sells assets to ensure that its portfolio consists primarily of high quality, well-located properties within its market area.

     Diversified Market Focus. We believe the stability of our cash flow is enhanced and it will generate higher risk adjusted cash flow returns, with lower volatility, through our diversified strategy of investments over high growth, growth and income, and stable markets throughout the Sunbelt region of the United States.

     Intensive Property and Asset Management Focus. Mid-America has traditionally emphasized property management, and in the past three years, we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and, most recently, revenue management. At December 31, 2007, Mid-America employed approximately 106 Certified Apartment Managers, a designation established by the National Apartment Association, which provides training for on-site manager professionals.

     Decentralized Operational Structure. Mid-America operates in a decentralized manner. We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. In 2004, Mid-America completed the installation of the property and accounting modules of a new web-based property management system that increased the amount of information shared between senior and executive management and the properties on a real time basis, improving the support provided to on-site property operations.

In 2005, we made significant improvements to our operating platform and we expect these enhancements will help capture more operating efficiencies, continue to support effective expense control and provide for various expanded revenue management practices. In the second quarter of 2007, we implemented a new “yield management” pricing program that we expect will help our property managers to optimize rental revenues. In the third quarter of 2007, we installed new purchase order and accounts payable software and implemented processes to provide improved controls and management information.

Proactive Balance Sheet and Portfolio Management

     Mid-America focuses on improving the net present value of each share of Mid-America common stock. We routinely evaluate each asset and from time-to-time sell those that no longer fit our strategy. Mid-America makes new investments and issues new equity when management believes it can add to value per share. In the past, Mid-America has sold assets to fund share repurchases when, in management’s view, shareholder value would be enhanced.

Strategies

     Mid-America seeks to increase operating cash flow and earnings per share to maximize shareholder value through a balanced strategy of internal and external growth.

     Operating Growth Strategy. Mid-America's goal is to maximize our return on investment in each apartment community by increasing revenues, tightly controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

  providing management information and improved customer services through technology innovations;

  utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions;

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

  maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management's continued close contact with the market and employees;

  selling or exchanging underperforming assets;

  repurchasing or issuing shares of common or preferred stock when cost of capital and asset values permit;

  aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing; and

  allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns for Mid-America.

     Joint Venture Strategy. One of Mid-America’s strategies is to co-invest with partners in joint venture opportunities from time-to-time to the extent we believe that a joint venture will enable us to obtain a higher return on our investment through management and other fees, which leverage our skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for Mid-America.

     Disposition Strategy. Mid-America from time-to-time disposes of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives. Typically, Mid-America selects assets for disposition that do not meet our present investment criteria including estimated future return on investment, location, market, potential for growth, and capital needs. Mid-America may from time-to-time also dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above.

The following apartment communities were sold during 2007:

		Number
Property	Location	of Units	Date Sold
100% Owned Properties:
Woodridge	Jackson, MS	192	July 16, 2007
Somerset	Jackson, MS	144	July 16, 2007
Hickory Farms	Memphis, TN	200	May 3, 2007
Gleneagles	Memphis, TN	184	May 3, 2007

Joint Venture Properties
Verandas at Timberglen	Dallas, TX	522	January 12, 2007
		1,242

     Acquisition Strategy. One of Mid-America’s growth strategies is to acquire and redevelop apartment communities that meet our investment criteria and focus as discussed above. Mid-America has extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, Mid-America will acquire newly built and developed communities that can be purchased on a favorable pricing basis. Mid-America will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets in the Sunbelt region of the United States.

The following apartment communities were purchased during 2007:

		Number
Property	Location	of Units	Date Purchased
100% Owned Properties:
Farmington Village	Summerville, SC	280	September 20, 2007
Chalet at Fall Creek	Humble, TX	268	July 6, 2007
Park Place	Houston, TX	229	May 30, 2007
Ranchstone	Houston, TX	220	May 30, 2007
		997

     Development Strategy. In 2006, Mid-America began some expansion development projects at existing apartment communities on adjacent land. We do not currently intend to expand into development in a significant way. We prefer to capture accretive new growth through opportunistically acquiring new properties.

Common and Preferred Stock

     Mid-America continuously reviews opportunities for lowering our cost of capital, and increasing net present value per share. Mid-America evaluates opportunities to repurchase stock when we believe that our stock price is below our net present value and accordingly repurchased common stock, funded by asset sales, between 1999 and 2001. Mid-America also looks for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by stock sales, when the investment return is projected to substantially exceed our cost of capital. Mid-America will also opportunistically seek to lower our cost of capital through refinancing preferred stock as we did in 2003, 2006 and 2007.

     On November 3, 2006, Mid-America entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of Mid-America’s common stock, from time-to-time in at-the-market offerings or negotiated transactions through a controlled equity offering program. From January through April of 2007, Mid-America sold 323,700 shares of common stock for net proceeds of approximately $18.8 million after underwriting commissions and SEC fees, an average net price of $58.00 per share.

     In October 2007, Mid-America redeemed all of our issued and outstanding 9¼% Series F Cumulative Redeemable Preferred Stock for $11.9 million.

     Mid-America also has a direct stock purchase plan which allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. Throughout 2007, we issued a total of 136,483 shares through our direct stock purchase plan at an average 1.5% discount. No waivers were granted during 2007.

Share Repurchase Program

     In 1999, Mid-America’s Board of Directors approved an increase in the number of shares of Mid-America’s common stock authorized to be repurchased to 4 million shares. As of December 31, 2007, Mid-America had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to sell assets based on our disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return. No shares were repurchased from 2002 through 2007 under this plan.

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

Environmental Matters

     As part of the acquisition process, Mid-America obtains environmental studies on all of our apartment communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, PCBs and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before Mid-America takes ownership of an acquisition community; however, no assurance can be given that the studies identify all significant environmental problems.

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on properties. Such laws often impose such liability without regard to whether the owner caused or knew of the presence of hazardous or toxic substances and whether the storage of such substances was in violation of a resident’s lease. Furthermore, the cost of remediation and removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral.

     Mid-America is aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and has in place an active management and preventive maintenance program that includes procedures specifically related to mold. Mid-America has established a policy requiring residents to sign a mold addendum to lease. Mid-America has also purchased a $5 million insurance policy that covers remediation and exposure to mold. The current policy expires in 2010 but is renewable at that time. Mid-America, therefore, believes that our exposure to this issue is limited and controlled.

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

     Additionally, a copy of this Annual Report on Form 10-K, along with Mid-America’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on Mid-America’s website free of charge. The filings can be found on the Investor Relations page under SEC Filings. Mid-America’s website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can also be found on the Investor Relations page under Governance Documents. Mid-America’s website address is http://www.maac.net. Reference to Mid-America’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138.

Recent Developments

     Acquisitions. On January 10, 2008, Mid-America purchased the Cascade at Fall Creek apartments, a 246-unit community in Humble, TX.

     On January 17, 2008, Fund I made its first acquisition and purchased the Milstead Village apartments, a 310-unit community located in Kennesaw, GA.

ITEM 1A. RISK FACTORS.

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

  conversion of condominiums and single family houses to rental use;

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

Mid-America’s Financing Could be Impacted by Negative Capital Market Conditions.

     Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater risk that the financial institutions Mid-America does business with could experience disruptions that would negatively affect our current financing program.

Debt Level, Refinancing and Loan Covenant Risk May Adversely Affect Financial Condition and Operating Results and Our Ability to Maintain Our Status as a REIT

     At December 31, 2007, Mid-America had total debt outstanding of $1.3 billion. Payments of principal and interest on borrowings may leave Mid-America with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for Mid-America to maintain our qualification as a REIT. Mid-America currently intends to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause Mid-America to exceed that target from time-to-time. As of December 31, 2007, Mid-America’s ratio of debt to undepreciated book value was approximately 54%. Mid-America’s Board of Directors can modify this policy at any time which could allow Mid-America to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, Mid-America must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect Mid-America’s financial condition and/or our funds from operations. Mid-America relies on Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Corporation, or Freddie Mac, which we refer to as the agencies, for the majority of our debt financing and has agreements with the agencies and with other lenders that require us to comply with certain covenants. The breach of any one of these covenants would place Mid-America in default with our lenders and may have serious consequences on the operations of Mid-America.

Variable Interest Rates May Adversely Affect Funds from Operations

     At December 31, 2007, effectively $226 million of Mid-America’s debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. Mid-America may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect Mid-America’s funds from operations and the amounts available to pay distributions to shareholders. Mid-America’s $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. Mid-America also has credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At December 31, 2007, a total of $1.1 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates Mid-America was exposed to at December 31, 2007. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, Mid-America will be exposed to the risks of varying interest rates.

Interest Rate Hedging may be Ineffective

     Mid-America relies on the financial markets to refinance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $906 million of Mid-America’s debt. The interest rate market for FNMA Discount Mortgage Backed Securities, or DMBS, which in Mid-America’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of Mid-America’s liquidity and interest rate swap effectiveness.

Typically, for the credit facility we have with FNMA, the DMBS rate has approximated three-month LIBOR less an average spread of 0.05% - 0.09% over the life of the facility. We also pay a credit enhancement fee, which in the case of FNMA facility, is 0.62%. In September 2007, however, the spread between three-month LIBOR and DMBS increased significantly, and peaked at 0.57% in December before dropping back to 0.27% in February 2008. While we believe that the current market illiquidity is an anomaly and that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheets, and potentially cause a breach with one of our debt covenants.

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

Increasing Real Estate Taxes and Insurance Costs May Negatively Impact Financial Condition

     As a result of Mid-America’s substantial real estate holdings, the cost of real estate taxes and insuring its apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations which can be widely outside of the control of Mid-America. If the costs associated with real estate taxes and insurance should rise, Mid-America’s financial condition could be negatively impacted and Mid-America’s ability to pay our dividend could be affected.

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

Property Insurance Limits May be Inadequate and Deductibles May be Excessive in the Event of a Catastrophic Loss or a Series of Major Losses, and May Cause a Breach of a Loan Covenant

     Mid-America has a significant proportion of our assets in areas exposed to windstorms and to the New Madrid earthquake zone. A major wind or earthquake loss, or series of losses, could require that Mid-America pay significant deductibles as well as additional amounts above the per occurrence limit of Mid-America’s insurance for these risks. Mid-America may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on Mid-America’s assets, financial condition, and results of operation.

Mid-America is dependent on Key Personnel

     Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

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

Environmental Problems are Possible and Can be Costly

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such community. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. All of our communities have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor is Mid-America aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity. Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate.

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

     Preferred Stock

     Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. Currently, we have 6,200,000 shares of 8.30% Series H Cumulative Redeemable Preferred Stock issued and outstanding.

     Tennessee Anti-Takeover Statutes

     As a Tennessee corporation, we are subject to various legislative acts, which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     Mid-America seeks to acquire apartment communities located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 73% of Mid-America's apartment units are located in Georgia, Florida, Tennessee and Texas markets. Mid-America's strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

     The following table sets forth certain historical information for the apartment communities we owned at December 31, 2007:

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2007
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2007	2007	(000's)		Rate		Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$672.66	95.00%	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$599.79	94.08%	$—	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$694.58	96.68%	$—	(1)		(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$763.75	95.67%	$—	(1)		(1)		(1)
				952	989,808	1,040	$689.95	95.69%
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$627.12	98.08%	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$625.18	95.42%	$—	(1)		(1)		(1)
Westside Creek I & II	Little Rock, AR	1984/86	1997	308	320,936	1,042	$687.22	96.43%	$—	(1)		(1)		(1)
				808	699,056	865	$649.45	96.66%
Talus Ranch	Phoenix, AZ	2006	2006	480	437,280	911	$840.76	78.75%	$—
				480	437,280	911	$840.76	78.75%
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$794.49	94.79%	$—	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$700.27	90.00%	$—	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$808.13	97.50%	$—	(4)		(4)		(4)
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$938.49	95.68%	$—	(2)		(2)		(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,249.97	96.88%	$29,532		4.240%		9/28/2008
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$752.76	92.31%	$7,000	(10)	4.112%	(10)	10/15/2032	(10)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$946.96	94.70%	$—	(2)		(2)		(2)
Cooper's Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$837.54	96.15%	$—	(2)		(2)		(2)
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$828.63	92.26%	$—	(8)		(8)		(8)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$773.49	93.03%	$—	(1)		(1)		(1)
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	501	556,110	1,110	$937.04	90.02%	$—	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$869.45	94.09%	$—	(1)		(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$897.00	94.79%	$—	(2)		(2)		(2)
St. Augustine	Jacksonville, FL	1987	1995	400	304,400	761	$722.59	91.75%	$13,235	(20)		(20)		(20)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$779.53	94.68%	$—	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$750.56	96.00%	$—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$780.03	95.26%	$—	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$773.41	96.48%	$—	(2)		(2)		(2)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$769.05	90.83%	$6,805	(2)(3)		(2)(3)		(2)(3)
Paddock Club Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$928.49	94.09%	$—	(2)		(2)		(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$852.88	96.38%	$—	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$808.59	92.38%	$—	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$868.94	93.91%	$—	(1)		(1)		(1)
				7,465	7,299,922	978	$854.42	94.07%
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$738.60	96.25%	$—	(1)		(1)		(1)
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$632.51	92.71%	$—	(5)		(5)		(5)
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$584.65	91.91%	$—	(1)		(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$649.10	90.00%	$3,480	(15)		(15)	5/15/2033	(15)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$814.12	91.82%	$—	(5)		(5)		(5)

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2007
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2007	2007	(000's)		Rate		Date
Park Walk	College Park, GA	1985	1997	124	112,716	909	$633.55	100.00%	$—	(1)		(1)		(1)
Whisperwood	Columbus, GA	80/82/84/86/98	1997	1,008	1,220,688	1,211	$769.88	84.72%	$—	(1)		(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$566.68	95.09%	$—	(1)		(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$801.83	94.62%	$—	(1)		(1)		(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$816.46	97.92%	$—	(6)		(6)		(6)
Lanier	Gainesville, GA	1998	2005	344	395,944	1,151	$826.09	95.35%	$19,577		5.300%		3/1/2014
Lake Club	Gainesville, GA	2001	2005	313	359,950	1,150	$771.21	94.25%	$—	(6)		(6)		(6)
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$600.16	97.22%	$—	(5)		(5)		(5)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$685.97	91.33%	$—	(1)		(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$734.30	91.80%	$—	(8)		(8)		(8)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$651.73	100.00%	$—	(1)		(1)		(1)
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$730.32	90.83%	$—	(1)		(1)		(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$823.62	97.27%	$—
Oaks at Wilmington Island	Savannah, GA	1999	2006	306	300,492	982	$859.97	94.12%	$—	(7)		(7)		(7)
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$609.73	94.44%	$—	(1)		(1)		(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$676.11	95.63%	$—	(1)		(1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$645.05	97.08%	$—	(1)		(1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$710.95	96.00%	$8,581		6.850%		11/1/2008
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$716.11	97.70%	$—	(1)		(1)		(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$777.29	94.22%	$—	(1)		(1)		(1)
				6,942	7,441,202	1,072	$729.13	93.47%
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$680.00	92.08%	$—	(1)		(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$735.04	84.00%	$9,456		5.875%		1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$855.91	92.43%	$—	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$623.16	98.31%	$—	(1)		(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$651.17	94.57%	$—	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$606.70	97.62%	$—	(1)		(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$633.47	96.35%	$—	(1)		(1)		(1)
				1,748	1,626,966	931	$695.87	93.65%
Riverhills	Grenada, MS	1972	1985	96	81,984	854	$426.32	95.83%	$—	(1)		(1)		(1)
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$746.24	98.33%	$—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$670.12	96.40%	$—	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$694.55	97.30%	$5,880	(11)	4.022%	(11)	5/15/2031	(11)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$632.14	96.43%	$—	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$716.46	97.06%	$—	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$711.46	97.63%	$—	(1)		(1)		(1)
				1,794	1,795,272	1,001	$683.33	97.16%
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$686.12	96.39%	$—	(1)		(1)		(1)
Waterford Forest	Cary, NC	1996	2005	384	344,448	897	$693.83	94.79%	$—	(6)		(6)		(6)
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$542.90	94.08%	$—	(1)		(1)		(1)
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$579.27	97.08%	$—	(2)		(2)		(2)
Preserve at Brier Creek	Raleigh, NC	2002/07	2006	450	518,850	1,153	$1,005.27	80.67%	$—	(1)		(1)		(1)
				1,572	1,423,624	906	$735.35	91.16%

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2007
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2007	2007	(000's)		Rate		Date
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$670.77	93.93%	$—	(1)		(1)		(1)
				214	214,428	1,002	$670.77	93.93%
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$759.07	93.48%	$—	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$792.33	93.06%	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$592.11	94.64%	$—	(1)		(1)		(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$647.94	95.00%	$7,735	(12)	4.104%	(12)	5/15/2031	(12)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$758.10	92.56%	$—	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$539.83	95.83%	$—	(1)		(1)		(1)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$561.95	93.97%	$—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$722.05	96.15%	$—	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$546.93	96.63%	$—	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$555.38	96.15%	$—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$946.64	92.31%	$8,365	(9)	4.144%	(9)	11/15/2035	(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$658.76	96.74%	$—	(1)		(1)		(1)
Farmington Village	Summerville, SC	2007	2007	280	307,440	1,098	$898.51	85.71%	$—
				2,884	2,736,196	949	$693.09	93.72%
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$556.28	95.84%	$—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$578.64	96.67%	$—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$650.96	96.30%	$—	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$789.43	98.85%	$5,465	(16)		(16)	5/15/2033	(16)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$596.32	90.00%	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$652.07	93.33%	$5,095		3.972%		10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$646.32	96.53%	$3,375	(13)	4.022%	(13)	5/15/2031	(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$593.08	97.30%	$—	(1)		(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$679.46	94.26%	$4,871		6.070%		9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$604.52	94.93%	$—	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$619.77	96.14%	$—	(4)		(4)		(4)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$679.38	95.96%	$—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$715.10	95.95%	$—	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$997.29	96.34%	$—	(4)		(4)		(4)
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$814.79	97.30%	$—	(5)		(5)		(5)
River Trace	Memphis, TN	1981/85	1997	440	370,920	843	$601.36	91.14%	$—	(1)		(1)		(1)
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$836.76	96.25%	$—	(1)		(1)		(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$768.83	98.60%	$—	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$872.42	96.07%	$—	(1)		(1)		(1)
Monthaven Park	Nashville, TN	1999/01	2004	456	427,728	938	$773.22	98.46%	$22,120		3.600%		1/11/2008
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$650.28	97.50%	$6,645	(17)	4.122%	(17)	2/15/2034	(17)
				7,026	6,620,996	942	$696.45	96.14%
Northwood	Arlington, TX	1980	1998	270	224,100	830	$595.03	96.30%	$—	(2)		(2)		(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$729.91	93.75%	$—	(2)		(2)		(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	210	198,240	944	$1,002.60	95.71%	$10,265		4.240%		9/28/2008
Silverado	Austin, TX	2003	2006	312	303,264	972	$811.58	93.91%	$—	(7)		(7)		(7)

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2007
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2007	2007	(000's)		Rate		Date
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$644.25	97.57%	$4,050	(18)	4.122%	(18)	10/15/2032	(18)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$590.21	95.07%	$3,585	(19)	4.122%	(19)	2/15/2034	(19)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$831.47	97.48%	$—	(2)		(2)		(2)
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$674.28	95.61%	$—	(6)		(6)		(6)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$678.13	96.98%	$—	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$633.80	91.78%	$—	(2)		(2)		(2)
Grand Courtyard	Dallas, TX	2000	2006	390	341,250	875	$776.28	97.69%	$—	(7)		(7)		(7)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$663.53	94.62%	$—	(6)		(6)		(6)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$791.00	91.67%	$—	(6)		(6)		(6)
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$939.20	93.83%	$—	(2)		(2)		(2)
Park Place (Houston)	Houston, TX	1996	2007	229	207,016	904	$822.11	95.63%	$—
Ranchstone	Houston, TX	1996	2007	220	193,160	878	$794.54	95.00%	$—	(7)		(7)		(7)
Reserve at Woodwind Lakes	Houston, TX	1999	2006	328	316,192	964	$815.25	95.43%	$15,416		5.930%		6/15/2015
Chalet at Fall Creek	Humble, TX	2006	2007	268	260,228	971	$949.71	95.15%	$—	(7)		(7)		(7)
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$622.59	97.08%	$—	(6)		(6)		(6)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$822.79	95.63%	$—	(2)		(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$650.75	94.01%	$—	(2)		(2)		(2)
Highwood	Plano, TX	1983	1998	196	156,800	800	$754.84	93.37%	$—	(4)		(4)		(4)
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$805.18	92.57%	$—	(2)		(2)		(2)
Boulder Ridge	Roanoke, TX	1999	2005	478	429,244	898	$810.34	93.10%	$—	(2)		(2)		(2)
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$674.98	93.75%	$—	(6)		(6)		(6)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$872.94	96.35%	$13,242		4.240%		9/28/2008
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$701.70	98.50%	$—	(6)		(6)		(6)
				8,067	6,940,984	860	$756.99	94.97%
Township	Hampton, VA	1987	1995	296	248,048	838	$940.31	92.57%	$10,800	(14)	4.112%	(14)	10/15/2032	(14)
				296	248,048	838	$940.31	92.57%

Total 100% Owned				40,248	38,473,782	956	$746.47	94.38%	224,575

(1)	Encumbered by a $691.8 million FNMA facility, with $675.1 million available and $627.8 million outstanding with a variable interest rate of 5.06% on which there exists in combination with the FNMA facility mentioned in note (2) fourteen interest rate swap agreements totaling $540 million at an average rate of 5.52% at December 31, 2007.

(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 available and $168.6 million outstanding, $90 million with a fixed rate of 7.49% and $78.6 million of which had a variable interest rate of 5.14% on which there exists interest rate swaps as mentioned in note (1) at December 31, 2007.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.

(4)	Encumbered, along with one corporate property, by a term loan with a principal balance of $39.6 million at December 31, 2007, with a maturity of April 1, 2009 and an interest rate of 6.08% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $2.4 million at December 31, 2007.

(6)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 5.03% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2007.

(7)	Encumbered by a $200 million Freddie Mac facility, with $70.7 million available and an outstanding balance of $70.7 million and a variable interest rate of 5.04% on which there exists five interest rate swap agreements totaling $47 million at an average rate of 6.01% at December 31, 2007.

(8)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $11.9 million at December 31, 2007, and an average interest rate of 5.24%.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(15)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 5.83% and $3.0 million with a variable rate of 4.07% on which there exists a $3.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 5.83% and $5.0 million with a variable rate of 4.07% on which there exists a $5.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.00% which terminates on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(20)	Encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% and maturing on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 1, 2011 respectively.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Mid-America’s common stock has been listed and traded on the New York Stock Exchange, or NYSE, under the symbol “MAA” since our initial public offering in February 1994. On February 8, 2008, the reported last sale price of Mid-America’s common stock on the NYSE was $46.44 per share, and there were approximately 1,707 holders of record of the common stock. Mid-America believes we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock and the dividends declared by Mid-America with respect to the periods indicated.

	Sales Prices		Dividends	Dividends
	High	Low	Paid	Declared
2007:
First Quarter	$60.740	$51.700	$0.605	$0.605
Second Quarter	$59.620	$50.110	$0.605	$0.605
Third Quarter	$56.000	$43.150	$0.605	$0.605
Fourth Quarter	$54.590	$41.750	$0.605	$0.615

2006:
First Quarter	$58.750	$48.130	$0.595	$1.190 (1)
Second Quarter	$56.400	$49.320	$0.595	$0.595
Third Quarter	$62.240	$53.910	$0.595	$0.595
Fourth Quarter	$65.970	$56.000	$0.595	$0.605

(1)	In the first quarter of 2006, the Board of Directors began declaring the common dividend for the following quarter at their regularly scheduled board meeting. This timing change resulted in two dividend payments being declared in the same quarter.

     Mid-America’s quarterly dividend rate is currently $0.615 per common share. The Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by Mid-America will be affected by a number of factors, including the gross revenues received from the apartment communities, the operating expenses of Mid-America, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

     Mid-America has established the Direct Stock Purchase and Distribution Reinvestment Plan, or DRSPP, under which holders of common stock, preferred stock and limited partnership interests in Mid-America Apartments, L.P. can elect to automatically reinvest their distributions in additional shares of common stock. The plan also allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. Mid-America, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, Mid-America may either issue additional shares of common stock or repurchase common stock in the open market. Mid-America may elect to sell shares under the DRSPP at up to a 5% discount.

     In 2005, Mid-America issued a total of 803,251 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2006, Mid-America issued a total of 1,356,015 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2007, Mid-America issued a total of 136,483 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases.

     The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2007.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options	(excluding securities
	and Rights	Warrants and Rights	reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation
plans approved
by security holders	110,526	$23.52	469,373

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

Total	110,526	$23.52	469,373

(1)	Columns (a) and (b) above do not include 85,141 shares of restricted stock that are subject to vesting requirements which were issued through Mid-America’s Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 74,106 shares of restricted stock that are subject to vesting requirements which were issued through Mid-America’s 2004 Stock Plan, or 59,855 shares of common stock which have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

(2)	Column (c) above includes 379,228 shares available to be issued under Mid-America’s 2004 Stock Plan and 90,145 shares available to be issued under Mid-America’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

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

	Dec ' 02	Dec ' 03	Dec ' 04	Dec ' 05	Dec ' 06	Dec ' 07
Mid-America	$100.00	$149.73	$196.22	$244.31	$301.13	$234.86
S&P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
NAREIT Equity	$100.00	$137.13	$180.44	$202.38	$273.34	$230.45

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data on a historical basis for Mid-America. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.
SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Total operating revenues	$352,957	$323,662	$293,786	$263,847	$232,717
Expenses:
Property operating expenses	145,006	135,124	123,965	112,548	97,764
Depreciation	86,173	78,861	73,917	67,542	56,978
Property management and general and administrative expenses	28,726	23,001	20,862	18,363	14,945
Income from continuing operations before non-operating items	93,052	86,676	75,042	65,394	63,030
Interest and other non-property income	196	673	498	641	886
Interest expense	(64,452)	(63,119)	(58,142)	(50,364)	(44,525)
(Loss) gain on debt extinguishment	(123)	(551)	(407)	1,095	111
Amortization of deferred financing costs	(2,407)	(2,036)	(2,011)	(1,753)	(2,050)
Minority interest in operating partnership income	(3,510)	(1,590)	(1,571)	(2,264)	(1,360)
(Loss) gain from investments in unconsolidated entities	(58)	(114)	65	(287)	(949)
Incentive fees from unconsolidated entity	1,019	—	1,723	—	—
Net gains on insurance and other settlement proceeds	589	84	749	2,683	2,860
Gains on sale of non-depreciable assets	534	50	334	—	—
Gain on disposition within unconsolidated entities	5,388	—	3,034	3,249	—
Income from continuing operations	30,228	20,073	19,314	18,394	18,003
Discontinued operations:
Income from discontinued operations before asset impairment,
settlement proceeds and gain on sale	554	872	698	653	202
Asset impairment of discontinued operations	—	—	(243)	(200)	—
Net (loss) gain on insurance and other settlement proceeds of
discontinued operations	—	—	(25)	526	82
Gains on sale of discontinued operations	9,164	—	—	5,825	1,919
Net income	39,946	20,945	19,744	25,198	20,206
Preferred dividend distributions	13,688	13,962	14,329	14,825	15,419
Premiums and original issuance costs associated with the redemption
of preferred stock	589	—	—	—	5,987
Net income (loss) available for common shareholders	$25,669	$6,983	$5,415	$10,373	$(1,200)

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	25,296	23,474	21,405	20,317	18,374
Effect of dilutive stock options	166	224	202	335	—
Diluted	25,462	23,698	21,607	20,652	18,374

Net income (loss) available for common shareholders	$25,669	$6,983	$5,415	$10,373	$(1,200)
Discontinued property operations	(9,718)	(872)	(430)	(6,804)	(2,203)
Income (loss) from continuing operations available for common shareholders	$15,951	$6,111	$4,985	$3,569	$(3,403)

Earnings per share - basic:
Income (loss) from continuing operations available for common shareholders	$0.63	$0.26	$0.23	$0.18	$(0.19)
Discontinued property operations	0.38	0.04	0.02	0.33	0.12
Net income (loss) available for common shareholders	$1.01	$0.30	$0.25	$0.51	$(0.07)

Earnings per share - diluted:
Income (loss) from continuing operations available for common shareholders	$0.63	$0.26	$0.23	$0.17	$(0.19)
Discontinued property operations	0.38	0.03	0.02	0.33	0.12
Net income (loss) available for common shareholders	$1.01	$0.29	$0.25	$0.50	$(0.07)

Balance Sheet Data:
Real estate owned, at cost	$2,343,130	$2,218,532	$1,987,853	$1,862,850	$1,695,111
Real estate assets, net	$1,720,553	$1,669,539	$1,510,289	$1,459,952	$1,351,849
Total assets	$1,783,822	$1,746,646	$1,580,125	$1,522,525	$1,406,666
Total debt	$1,264,620	$1,196,349	$1,140,046	$1,083,473	$951,941
Minority interest	$28,868	$32,600	$29,798	$31,376	$32,019
Shareholders' equity and redeemable stock	$403,530	$449,066	$362,526	$347,325	$351,294

Other Data (at end of period):
Market capitalization (shares and units)(1)	$1,358,100	$1,745,674	$1,358,725	$1,145,183	$939,581
Ratio of total debt to total capitalization (2)	48.2%	40.7%	45.6%	48.6%	50.3%
Number of properties, including joint venture ownership interest(3)	137	138	132	132	127
Number of apartment units, including joint venture ownership interest(3)	40,248	40,293	38,227	37,904	35,734
____________________

(1)	Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) and common shares, regardless of classification on balance sheet, as well as partnership units (value based on common stock equivalency).

(2)	Total capitalization is market capitalization plus total debt.

(3)	Property and apartment unit totals have not been adjusted to exclude properties held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of financial condition and results of operations are based upon Mid-America’s consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires Mid-America to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, Mid-America evaluates our estimates and assumptions based upon historical experience and various other factors and circumstances. Mid-America believes that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions.

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

     Capitalization of expenditures and depreciation of assets

     Mid-America carries real estate assets at depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 1 year for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by Mid-America in order to elevate the condition of the property to Mid-America’s standards are capitalized as incurred.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2007

     Mid-America’s results for 2007 were positively influenced by both improved operating performance from communities held throughout both the current and prior period, or same store, and the positive impact from acquisitions in recent years. Implementation of new operating platform systems is helping us to optimize the balance between increased occupancy and rental rates.

     Mid-America has grown externally during the past three years by following its acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. Mid-America acquired three properties in 2005 and six properties in 2006, for which we benefited from full years of revenues in 2007. Mid-America also acquired an additional four communities during 2007. Offsetting some of this increased revenue stream is one property disposition in 2005 and dispositions of four properties during 2007.

     The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the years ended December 31, 2007, 2006, and 2005. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

     As of December 31, 2007, the total number of apartment units Mid-America owned or had an ownership interest in was 40,248 in 137 communities, compared to 40,293 apartment units in 138 communities at December 31, 2006, and 38,227 apartment units in 132 communities at December 31, 2005. For communities owned 100% by Mid-America, the average monthly rental per apartment unit, excluding units in lease-up, increased to $743 at December 31, 2007 from $726 at December 31, 2006, and $695 at December 31, 2005. For these same units, overall occupancy at December 31, 2007, 2006, and 2005 was 94.7%, 94.2%, and 94.6%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007, TO THE YEAR ENDED DECEMBER 31, 2006

     Property revenues for the year ended December 31, 2007, increased by approximately $29.5 million from the year ended December 31, 2006, due to (i) an $11.5 million increase in property revenues from the six properties acquired in 2006, or the 2006 acquisitions, (ii) a $4.8 million increase in property revenues from the four properties acquired in 2007, or the 2007 acquisitions, (iii) a $0.8 million increase in property revenues from our development communities, and (iv) a $12.4 million increase in property revenues from the properties held throughout both periods. The increase in property revenues from properties held throughout both periods was generated primarily by Mid-America’s same store portfolio and was driven by an average 2.5% increase in average rent per unit in 2007 over 2006.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2007, increased by approximately $9.9 million from the year ended December 31, 2006, due primarily to increases of property operating expenses of (i) $5.0 million from the 2006 acquisitions, (ii) $2.1 million from the 2007 acquisitions, (iii) $0.3 million from our development communities, and (iv) $2.5 million from the properties held throughout both periods. The increase in property operating expenses from the properties held throughout both periods consisted primarily of Mid-America’s same store portfolio and represented an average 2.9% increase over prior year expenses.

     Depreciation expense increased by approximately $7.3 million primarily due to the increases of depreciation expense of (i) $3.3 million from the 2006 acquisitions, (ii) $1.2 million from the 2007 acquisitions, (iii) $0.3 million from our development communities, (iv) $0.7 million from the amortization of the fair market value of leases of acquired communities, and (v) $1.8 million from fixed asset additions at communities held throughout both periods.

     Property management expenses increased by approximately $4.8 million from the year ended December 31, 2006, to the year ended December 31, 2007, partially due to increased incentive compensation as a result of improved property performance, increased franchise and excise taxes due to state tax law changes, and implementation expenses associated with improved operating systems. General and administrative expenses increased by approximately $0.9 million over this same period also partially related to increased incentive compensation due to improved performance.

     Interest expense increased approximately $1.3 million in 2007 from 2006 due primarily to the approximate $42.4 million increase in the average debt outstanding from 2006 due to acquisitions and our development and redevelopment programs. The impact from the increase in the average debt outstanding was partially offset by a decrease in the average annual borrowing costs from 5.5% for 2006 to 5.4% in 2007.

     For the year ended December 31, 2007, Mid-America recorded total gains of approximately $5.4 million from the sale of a community owned by a joint venture of Mid-America. The sale of this community resulted in an additional incentive fee being paid to Mid-America of approximately $1.0 million in 2007. In 2007, Mid-America also benefited from a $9.2 million gain resulting from the sale of four communities owned directly by Mid-America. Mid-America had no dispositions in 2006.

     For the year ended December 31, 2007, Mid-America recorded net gains on insurance and other settlement proceeds and gains on sale of land totaling $1.1 million. For the year ended December 31, 2006, Mid-America recorded gains of $0.1 million for these same items.

     Primarily as a result of the foregoing, net income increased by approximately $19.0 million in 2007 over 2006.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006, TO THE YEAR ENDED DECEMBER 31, 2005

     Property revenues for the year ended December 31, 2006, increased by approximately $30.0 million from the year ended December 31, 2005, due to (i) a $9.5 million increase in property revenues from the 2006 acquisitions, (ii) a $5.3 million increase in property revenues from the three properties acquired in 2005, or the 2005 acquisitions, and (iii) a $15.2 million increase in property revenues from the properties held throughout both periods. The increase in property revenues from properties held throughout both periods was generated primarily by Mid-America’s same store portfolio and was driven by an average 3.1% increase in average rent per unit in 2006 over 2005.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2006, increased by approximately $11.2 million from the year ended December 31, 2005, due primarily to increases of property operating expenses of (i) $4.6 million from the 2006 acquisitions, (ii) $2.1 million from the 2005 acquisitions, and (iii) $4.5 million from the properties held throughout both periods. The increase in property operating expenses from the properties held throughout both periods consisted primarily of Mid-America’s same store portfolio and was driven by an increase in property insurance reflecting the increase in premiums effective July 1, 2006. The same store property operating expense increase also reflects increased utility rates as Mid-America experienced an increase in electricity, natural gas and water and sewer prices.

     Depreciation expense increased by approximately $4.9 million primarily due to the increases of depreciation expense of (i) $2.7 million from the 2006 acquisitions, (ii) $1.2 million from the 2005 acquisitions, and (iii) $2.0 million from fixed asset additions at the communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $1.0 million from the expiration of the amortization of fair market value of leases of acquired communities.

     Property management expenses increased by approximately $2.0 million from the year ended December 31, 2005, to the year ended December 31, 2006, partially due to increased incentive compensation as a result of improved property performance and increased franchise and excise taxes due to state tax law changes. General and administrative expenses increased by approximately $0.2 million over this same period also partially related to increased incentive compensation due to improved performance.

     Interest expense increased approximately $5.0 million in 2006 from 2005 due primarily to the approximate $49.7 million increase in the average debt outstanding from 2005 due to acquisitions and our development and redevelopment programs. Interest expense was also impacted by an increase in the average annual borrowing costs from 5.2% in 2005 to 5.5% in 2006.

     For the year ended December 31, 2005, Mid-America recorded total gains of approximately $3.0 million from the sale of two communities owned by a joint venture of Mid-America. The sales of these communities resulted in an additional incentive fee being paid to Mid-America of approximately $1.7 million in 2005. Mid-America had no dispositions in 2006.

     For the year ended December 31, 2006, Mid-America recorded net gains on insurance and other settlement proceeds and gains on sale of land totaling $0.1 million. For the year ended December 31, 2005, Mid-America recorded gains of $1.1 million for these same items.

     Primarily as a result of the foregoing, net income increased by approximately $1.2 million in 2006 over 2005.

FUNDS FROM OPERATIONS

     Funds from operations, or FFO, represents net income (computed in accordance with U.S. generally accepted accounting principles, or GAAP) excluding extraordinary items, minority interest in operating partnership income, gains on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the NAREIT definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

     In response to the Securities and Exchange Commission’s Staff Policy Statement relating to EITF Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, Mid-America has included the amount charged to retire preferred stock in excess of carrying values in our FFO calculation.

     Mid-America's policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and, thus are not deducted in calculating FFO.

     FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Mid-America believes that FFO is helpful to investors in understanding Mid-America's operating performance in that such calculation excludes depreciation expense on real estate assets. Mid-America believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Mid-America’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

     The following table is a reconciliation of FFO to net income for the years ended December 31, 2007, 2006, and 2005 (dollars and shares in thousands):

	Years ended December 31,
	2007	2006	2005
Net income	$39,946	$20,945	$19,744
Depreciation of real estate assets	84,916	77,521	72,571
Net gain on insurance and other settlement proceeds	(589)	(84)	(749)
Gain on disposition within unconsolidated entities	(5,388)	—	(3,034)
Net loss on insurance and other settlement proceeds
of discontinued operations	—	—	25
Depreciation of real estate assets of discontinued operations	133	687	1,133
Gain on sale of discontinued operations	(9,164)	—	—
Depreciation of real estate assets of unconsolidated entities	15	500	482
Preferred dividend distribution	(13,688)	(13,962)	(14,329)
Minority interest in operating partnership income	3,510	1,590	1,571
Premiums and original issuance costs associated with
the redemption of preferred stock	(589)	—	—
Funds from operations	$99,102	$87,197	$77,414

Weighted average shares and units:
Basic	27,777	25,979	24,025
Diluted	27,943	26,204	24,227

     FFO increases for both 2007 over 2006, and 2006 over 2005 were principally the result of improved community operations from Mid-America’s same store portfolio and the addition of communities from the 2005 acquisitions, 2006 acquisitions and 2007 acquisitions as previously reviewed in the net income discussion above.

TRENDS

     In 2007, rental demand for apartments continued to improve throughout most of Mid-America’s markets. Both our High Growth and our Growth and Income markets reported same-store revenue growth for the year averaging over 5% and NOI growth averaging 6.9%. Exceptional performers were markets in Texas and Tennessee. Following several years of rapid growth, markets in Florida did not perform as well.

     The following chart shows performance by some of the larger markets in each of Mid-America’s same-store portfolio groups, averaged for the year:

	Revenue(1)	NOI(1)
Total High Growth	4.9%	7.2%
Dallas	7.0%	15.2%
Atlanta	4.2%	3.6%
Houston	7.5%	14.4%
Nashville	6.1%	9.8%
Greenville	4.7%	7.6%
Tampa	0.8%	0.3%

Total Growth and Income	5.0%	5.7%
Memphis	8.1%	11.9%
Jacksonville	0.7%	-0.3%
Austin	7.7%	15.3%
Jackson, MS	5.2%	5.7%
Chattanooga	5.5%	7.9%
Augusta	6.2%	7.3%

Total Stable	3.5%	3.7%
Columbus, GA	-0.9%	-4.3%
Lexington, KY	7.5%	9.8%

Total Same Store	4.6%	5.8%

(1) Revenues and NOI by market and market group are presented before the impact of straight-line adjustments. The total same store results include the revenue adjustments.

     Job formation, which is the primary driver of demand by apartment residents, continued to be strong in most of our markets. On the supply side, new apartment construction continued to be limited, as in most markets, rents have yet to rise sufficiently to offset the rapid run-up of costs of new construction over the last five years. Competition from condominiums reverting back to being rental units, or new condominiums being converted to rental, was not a major factor in most of our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes: we have avoided committing a lot of capital to markets where most of the excessive inflation in house prices has occurred. We are seeing rental competition from condominiums and single family houses in only a few submarkets.

     The primary reason that our residents leave us is to buy a house, but we have seen the number drop over the past six months from approximately 28% of move-outs to approximately 26%. Analysts point out that homeownership increased from 65% to almost 69% of households over the past ten years, driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit reporting. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

     While it seems possible that we will face slower economic growth as a result of reduced liquidity in the economy, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will occur for most of our markets for the next two or three years. Should the economy fall into recession, the limited new supply of apartments and the more controlled competition from single family housing should ameliorate the impact.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities increased by approximately $17.0 million to $117.9 million for 2007, compared to $100.9 million for 2006, mainly related to the growth of Mid-America through acquisitions and improved operating results in 2007. Net cash flow provided by operating activities increased by approximately $2.1 million to $100.9 million for 2006 compared to $98.8 million for 2005 mainly related to the growth of Mid-America through acquisitions and improved operating results in 2006.

     Net cash used in investing activities decreased by approximately $131.5 million from $239.6 million in 2006 to $108.1 million in 2007. Net cash used in investing activities increased by approximately $133.2 million from $106.4 million in 2005 to $239.6 million in 2006. The change in net cash used in investing activities resulted mainly from the varying levels of acquisition activity. A total of approximately $88.6 million was invested in 2007 to acquire properties, this compares to approximately $195.0 million in 2006, and $105.6 million in 2005. Mid-America began limited development activities in 2006, which used net cash of approximately $10.9 million in 2006 and $14.6 million in 2007. Mid-America also expanded our renovation activities using net cash of approximately $0.4 million in 2005, $6.1 million in 2006 and $11.3 million in 2007. Finally, Mid-America’s net cash used in investing activities was influenced by different levels of dispositions across the three years. In 2007, Mid-America received $29.3 million from real estate dispositions, compared to $2.1 million in 2006 and $9.7 million in 2005.

     Net cash provided by financing activities decreased approximately $128.3 million to $1.9 million in 2007 from $130.1 million in 2006. Net cash provided by financing activities increased approximately $117.6 million to $130.1 million in 2006 from $12.5 million in 2005. Net cash provided by financing activities was mainly impacted by proceeds from issuances of common shares and units. Proceeds from issuances of common shares and units increased in 2006 to approximately $151.9 million primarily due to Mid-America’s raising of funds through stock issuances from our direct stock purchase plan, a controlled equity plan and an overnight offering. During 2005 and 2007, Mid-America was not as active in raising funds through these equity plans. Net cash provided by financing activities in 2007 was also impacted by the redemption of our 9¼% Series F Cumulative Redeemable Preferred Stock, or Series F, for $11.9 million.

     The weighted average interest rate at December 31, 2007, for the $1.3 billion of debt outstanding was 5.4% compared to 5.6% on $1.2 billion of debt outstanding at December 31, 2006. Mid-America utilizes both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages and secured credit facilities. Mid-America utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on Mid-America’s borrowings are disclosed in the schedule found later in this section.

     At December 31, 2007, Mid-America had secured credit facilities relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by Regions Financial Corporation. Together, these credit facilities provided a total borrowing capacity of $1.4 billion at December 31, 2007, with an availability to borrow of $1.2 billion. At December 31, 2007, Mid-America had total borrowings outstanding under these credit facilities of $1.1 billion.

     Approximately 72% of Mid-America’s outstanding obligations at December 31, 2007, were borrowed through facilities with/or credit enhanced by FNMA, which we call the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, most of which was available to borrow at December 31, 2007. Various traunches of the facilities mature from 2008 through 2014. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% - 0.09% over the life of the FNMA facilities, plus a credit enhancement fee of 0.62% to 0.795%. Recently, however, the spread between three-month LIBOR and DMBS has increased up to 0.57%. While we feel the current liquidity market is an anomaly and believe that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change.

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

     On May 26, 2005, Mid-America gave the required one year notice to redeem all of the issued and outstanding shares of its 8 5/8% Series G Cumulative Redeemable Preferred Stock, or Series G, on May 26, 2006, for the total redemption price of $10 million. As a result, in accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Mid-America classified the Series G as a liability within notes payable as of May 26, 2005, on the accompanying consolidated financial statements. On May 26, 2006, Mid-America redeemed all of the issued and outstanding shares of Series G.

     On October 16, 2007, Mid-America redeemed all of the issued and outstanding shares of Series F for the total redemption price of $11.9 million.

     As of December 31, 2007, Mid-America had interest rate swaps in effect totaling a notional amount of approximately $756 million. To date, these swaps have proven to be highly effective hedges. Mid-America had also entered into two forward swaps as of December 31, 2007, with a total combined notional amount of $50 million. Mid-America had interest rate cap agreements totaling a notional amount of approximately $47 million in effect as of December 31, 2007.

     Summary details of the debt outstanding at December 31, 2007 follows in the table below (dollars in thousands):

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity
COMBINED DEBT
Fixed Rate or Swapped
Conventional			$918,060	5.6%	12/8/2011	12/8/2011
Tax Exempt			73,205	4.5%	3/8/2013	3/8/2013
Subtotal Fixed Rate or Swapped			991,265	5.5%	1/11/2012	1/11/2012
Variable Rate
Conventional			221,474	5.1%	2/29/2008	12/16/2012
Tax Exempt			4,760	4.4%	12/31/2007	6/1/2028
Conventional - Capped			17,936	5.3%	11/13/2009	11/13/2009
Tax Exempt - Capped			29,185	4.1%	3/26/2011	3/26/2011
Subtotal Variable Rate			273,355	5.0%	2/23/2008	6/8/2013
Total Combined Debt Outstanding			$1,264,620	5.4%	3/10/2011	5/1/2012

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$133,059	4.8%	9/11/2013	9/11/2013
Tax Exempt Fixed Rate			11,875	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760	4.4%	12/31/2007	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$90,515	$90,515	90,515	4.1%	1/15/2008	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	90,000	90,000	90,000	7.5%	7/1/2009	7/1/2009
Variable Rate Borrowings	863,914	847,234	725,318	5.1%	2/29/2008	6/20/2013
Subtotal FNMA Facilities	1,044,429	1,027,749	905,833	5.2%	4/13/2008	2/21/2013
Freddie Mac Credit Facilities	300,000	167,129	167,129	5.0%	3/1/2008	9/24/2012
Regions Credit Facility	50,000	42,794	2,404	6.6%	1/31/2008	5/24/2008
Regions Bank			39,560	6.1%	2/29/2008	4/1/2009
Total Underlying Debt Outstanding			$1,264,620	5.2%	1/9/2009	3/21/2013

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$695,000	5.5%	11/11/2011
Forward LIBOR indexed			50,000	5.1%	11/30/2012
BMA indexed			61,330	4.4%	2/20/2010
Total Interest Rate Swaps			$806,330	5.4%	10/18/2011

Interest Rate Caps
LIBOR indexed			$17,936	6.2%	11/13/2009
BMA indexed			29,185	6.0%	3/26/2011
Total Interest Rate Caps			$47,121	6.1%	9/17/2010

     During 2007, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 120,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $6 million in proceeds. During 2006, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 1,340,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $77 million in proceeds. During 2005, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 784,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $32 million in proceeds.

     In May 2006, Mid-America sold 1,150,000 shares of common stock through a public offering generating net proceeds of approximately $59.5 million.

     During the first two quarters of 2007, Mid-America sold 323,700 shares of common stock through our continuous equity offering program generating approximately $18.8 million in net proceeds. In December 2006, Mid-America sold 194,000 shares of common stock through this same program generating approximately $11.4 million in net proceeds.

     Mid-America believes that it has adequate resources to fund its current operations and annual refurbishment of our communities through our cash flow and credit facilities. Mid-America is relying on the efficient operation of the financial markets to finance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $906 million of Mid-America’s debt. The interest rate market for FNMA DMBS, which in Mid-America’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of Mid-America’s liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, Mid-America would seek alternative sources of debt financing.

     For the year ended December 31, 2007, Mid-America’s net cash provided by operating activities was in excess of covering improvements to existing real estate assets (excluding renovations), distributions to unitholders, and dividends paid on common and preferred shares by approximately $4.1 million. This compares to a shortfall in 2006 of approximately $4.5 million and excess coverage in 2005 of approximately $3.1 million. While Mid-America has sufficient liquidity to permit distributions at current rates, from time-to-time Mid-America may utilize additional borrowings to cover shortfalls if necessary. Any significant deterioration in operations could result in Mid-America’s financial resources to be insufficient to pay distributions to shareholders at the current rate, in which event Mid-America would be required to reduce the distribution rate.

     The following table reflects Mid-America’s total contractual cash obligations which consist of our long-term debt and operating leases as of December 31, 2007 (dollars in 000’s):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Long-Term Debt (1)	$112,790	$106,292	$121,828	$216,962	$42,036	$664,712	$1,264,620
Operating Lease	9	7	7	6	5	—	34
Total	$112,799	$106,299	$121,835	$216,968	$42,041	$664,712	$1,264,654

(1)	Represents principal payments.

OFF-BALANCE SHEET ARRANGEMENTS

     At December 31, 2007, and 2006, Mid-America did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America’s two joint ventures with Crow Holdings (one terminated in 2005 and one in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance Mid-America’s return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. In addition, Mid-America does not engage in trading activities involving non-exchange traded contracts. As such, Mid-America is not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

     FIN 48 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued under FIN 48 on our balance sheet as of December 31, 2007.

     Mid-America’s tax years that remain subject to examination for U.S. federal purposes range from 2003 through 2006. Our tax years that remain open for state examination vary but range from 2002 through 2006.

     In September 2006, the FASB issued Statement No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these items, the effective date will be for fiscal years beginning after November 15, 2008. Mid-America does not believe the adoption of Statement 157 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

     On December 4, 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred. This will have a material impact on the way Mid-America accounts for property acquisitions and therefore will have a material impact on Mid-America’s financial statements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

     On December 4, 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This will impact the financial statement presentation of Mid-America by requiring the minority interests in the operating partnership to be presented as a non-controlling interest as a component of equity. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Mid-America's primary market risk exposure is to changes in interest rates obtainable on our secured and unsecured borrowings. At December 31, 2007, 48% of Mid-America's total capitalization consisted of borrowings. Mid-America's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, Mid-America manages its exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. Mid-America uses our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. Mid-America does not enter into derivative instruments for trading purposes. Approximately 82% of Mid-America's outstanding debt was subject to fixed or capped rates after considering related derivative instruments with a weighted average of 5.5% at December 31, 2007. Mid-America regularly reviews interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The table below provides information about Mid-America's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For Mid-America’s interest rate swaps and caps, the table presents the notional amount of the swaps and caps and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in 000's).

						Total		Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Long-term Debt
Fixed Rate (1)	$108,739	$65,000	$—	$—	$—	$61,195	$234,934	$221,378
Average interest rate	4.93%	7.71%	0.00%	0.00%	0.00%	5.60%	5.87%
Variable Rate (1)	$2,404	$39,560	$120,000	$215,033	$40,000	$612,689	$1,029,686	$1,029,686
Average interest rate	6.57%	6.08%	5.06%	5.07%	5.06%	4.91%	5.02%

Interest Rate Swaps
Variable to Fixed	$74,935	$35,230	$148,365	$133,000	$167,800	$247,000	$806,330	$(15,987)
Average Pay Rate	4.70%	3.60%	4.92%	4.57%	4.23%	4.81%	4.61%
Interest Rate Cap
Variable to Fixed	$—	$15,770	$5,095	$19,451	$6,805	$—	$47,121	$11
Average Pay Rate	0.00%	6.00%	6.00%	6.16%	6.00%	0.00%	6.07%

(1)	Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-39 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

     The management of Mid-America, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2007, (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

     Management’s report on our internal control over financial reporting is presented on page F-1 of this Annual Report on Form 10-K. The reports of Ernst & Young LLP relating to the consolidated financial statements, notes to the consolidated financial statements and the effectiveness of internal control over financial reporting are presented on pages F-2 to F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

     As of the period ended December 31, 2007, there were no significant changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     Not applicable.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information contained in Mid-America’s 2007 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

     Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on Mid-America’s website at http://www.maac.net, on the Investor Relations page under Governance Documents. Mid-America will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Suite 300, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained in Mid-America’s 2007 Proxy Statement in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information contained in Mid-America’s 2007 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information contained in Mid-America’s 2007 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information contained in Mid-America’s 2007 Proxy Statement in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Controls Over Financial Reporting	F –	1
	Reports of Independent Registered Public Accounting Firm	F –	2
	Consolidated Balance Sheets as of December 31, 2007, and 2006	F –	5
	Consolidated Statements of Operations for the years ended
	December 31, 2007, 2006, and 2005	F –	6
	Consolidated Statements of Shareholders’ Equity for the years ended
	December 31, 2007, 2006, and 2005	F –	7
	Consolidated Statements of Cash Flows for the years ended
	December 31, 2007, 2006, and 2005	F –	8
	Notes to Consolidated Financial Statements for the years ended
	December 31, 2007, 2006, and 2005	F –	9

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2007	F –	36

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

3.3	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

3.4	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.5	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

3.6	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

3.7	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.8	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

3.9	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333- 112469) and incorporated herein by reference).

3.10	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333- 112469) and incorporated herein by reference).

3.11	Amended and Restated Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2007 and incorporated herein by reference).

4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

4.2	Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

4.3	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

4.4	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

4.5	Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.6	Form of 9 ¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

4.7	Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.8	Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2†	Employment Agreement between the Registrant and H. Eric Bolton, Jr. (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.3†	Employment Agreement between the Registrant and Simon R.C. Wadsworth (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.4†	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).

10.5	AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003 (Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.6	First Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 19, 2004 (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.7	Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005.

10.8

Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004.

10.9	First Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10	Second Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated April 30, 2004 (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11	Third Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 3, 2004 (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.12	Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 31, 2004 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.13	Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated October 1, 2004 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.14	Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 1, 2004 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.15	Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 15, 2004 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.16	Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005.

10.17	Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005.

10.18	Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005.

10.19	Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006.

10.20	Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004.

10.21	First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004.

10.22	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid- America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.23	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid- America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.24	Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid- America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005.

10.25	Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005.

10.26	Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006.

10.27	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways- Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.28	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.29	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.30	Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004.

10.31	Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005.

10.32	Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006.

10.33	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.34	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.35	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.36	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.37	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid- America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.38	Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004.

10.39	Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005.

10.40	Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006.

10.41†	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.42†	Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.43†	2007 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2007 and incorporated herein by reference).

10.44†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005 and incorporated herein by reference).

10.45†

Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

10.46	Limited Liability Company Agreement of Mid-America Multifamily Fund I, dated May 9, 2007 (Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within the Form 10-K).

14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits:
See Item 15(a)(3) above.

(c)	Financial Statement Schedule:
See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: February 26, 2008	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 26, 2008	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2008	/s/ Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 26, 2008	/s/ George E. Cates
George E. Cates
Director

Date: February 26, 2008	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr.
Director

Date: February 26, 2008	/s/ John S. Grinalds
John S. Grinalds
Director

Date: February 26, 2008	/s/ Ralph Horn
Ralph Horn
Director

Date: February 26, 2008	/s/ Mary E. McCormick
Mary E. McCormick
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

     Management conducted an assessment of Mid-America’s internal control over financial reporting as of December 31, 2007 using the framework specified in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that Mid-America’s internal control over financial reporting was effective as of December 31, 2007.

     The effectiveness of Mid-America’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

     We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Mid-America Apartment Communities, Inc. and our report dated February 26, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 26, 2008

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets:
Real estate assets:
Land	$214,743	$206,635
Buildings and improvements	2,044,380	1,921,462
Furniture, fixtures and equipment	55,602	51,374
Capital improvements in progress	12,886	20,689
	2,327,611	2,200,160
Less accumulated depreciation	(616,364)	(543,802)
	1,711,247	1,656,358
Land held for future development	2,360	2,360
Commercial properties, net	6,778	7,103
Investments in and advances to real estate joint ventures	168	3,718
Real estate assets, net	1,720,553	1,669,539
Cash and cash equivalents	17,192	5,545
Restricted cash	3,724	4,145
Deferred financing costs, net	15,219	16,033
Other assets	23,028	38,865
Goodwill	4,106	4,472
Assets held for sale	—	8,047
Total assets	$1,783,822	$1,746,646
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,264,620	$1,196,349
Accounts payable	1,099	2,773
Accrued expenses and other liabilities	77,252	57,919
Security deposits	8,453	7,670
Liabilities associated with assets held for sale	—	269
Total liabilities	1,351,424	1,264,980
Minority interest	28,868	32,600
Redeemable stock	2,574	3,418
Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
9 1/4% Series F Cumulative Redeemable Preferred Stock,
3,000,000 shares authorized, 0 and 474,500 shares
issued and outstanding at December 31, 2007,
and December 31, 2006, respectively	—	5
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
25,718,880 and 25,093,156 shares issued and outstanding at
December 31, 2007, and December 31, 2006, respectively (1)	257	251
Additional paid-in capital	832,511	814,006
Accumulated distributions in excess of net income	(414,966)	(379,573)
Accumulated other comprehensive income	(16,908)	10,897
Total shareholders' equity	400,956	445,648
Total liabilities and shareholders' equity	$1,783,822	$1,746,646

See accompanying notes to condensed consolidated financial statements.

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2007, and 2006, are 64,233 and 59,717, respectively.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2007, 2006, and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005
Operating revenues:
Rental revenues	$337,149	$309,327	$281,420
Other property revenues	15,774	14,125	12,041
Total property revenues	352,923	323,452	293,461
Management fee income	34	210	325
Total operating revenues	352,957	323,662	293,786
Property operating expenses:
Personnel	42,437	39,677	36,500
Building repairs and maintenance	13,270	11,943	10,886
Real estate taxes and insurance	43,353	40,589	37,070
Utilities	20,346	19,471	17,469
Landscaping	9,265	8,565	7,805
Other operating	16,335	14,879	14,235
Depreciation	86,173	78,861	73,917
Total property operating expenses	231,179	213,985	197,882
Property management expenses	17,918	13,124	11,137
General and administrative expenses	10,808	9,877	9,725
Income from continuing operations before non-operating items	93,052	86,676	75,042
Interest and other non-property income	196	673	498
Interest expense	(64,452)	(63,119)	(58,142)
Loss on debt extinguishment	(123)	(551)	(407)
Amortization of deferred financing costs	(2,407)	(2,036)	(2,011)
Minority interest in operating partnership income	(3,510)	(1,590)	(1,571)
(Loss) gain from investments in real estate joint ventures	(58)	(114)	65
Incentive fees from real estate joint ventures	1,019	—	1,723
Net gains on insurance and other settlement proceeds	589	84	749
Gains on sale of non-depreciable assets	534	50	334
Gains on dispositions within real estate joint ventures	5,388	—	3,034
Income from continuing operations	30,228	20,073	19,314
Discontinued operations:
Income from discontinued operations before
asset impairment, settlement proceeds and gain on sale	554	872	698
Asset impairment on discontinued operations	—	—	(243)
Net loss on insurance and other settlement proceeds on
discontinued operations	—	—	(25)
Gains on sale of discontinued operations	9,164	—	—
Net income	39,946	20,945	19,744
Preferred dividend distributions	13,688	13,962	14,329
Premiums and original issuance costs associated with the
redemption of preferred stock	589	—	—
Net income available for common shareholders	$25,669	$6,983	$5,415

Weighted average shares outstanding (in thousands):
Basic	25,296	23,474	21,405
Effect of dilutive stock options	166	224	202
Diluted	25,462	23,698	21,607

Net income available for common shareholders	$25,669	$6,983	$5,415
Discontinued property operations	(9,718)	(872)	(430)
Income from continuing operations available for common shareholders	$15,951	$6,111	$4,985

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.63	$0.26	$0.23
Discontinued property operations	0.38	0.04	0.02
Net income available for common shareholders	$1.01	$0.30	$0.25

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.63	$0.26	$0.23
Discontinued property operations	0.38	0.03	0.02
Net income available for common shareholders	$1.01	$0.29	$0.25

Dividends declared per common share(1)	$2.430	$2.985	$2.350
____________________

(1)	Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during the year being different from dividends paid during the year. Mid-America paid dividends of $2.42, $2.38 and $2.35 in 2007, 2006 and 2005, respectively

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2007, 2006, and 2005
(Dollars and Shares in Thousands)

							Accumulated	Accumulated
					Additional		Distributions	Other
	Preferred Stock		Common Stock		Paid-In		in Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Other	Net Income	Income (Loss)	Total
BALANCE DECEMBER 31, 2004	6,675	$67	20,812	$209	$633,316	$(3,252)	$(270,124)	$(14,737)	$345,479
Comprehensive income:
Net income	—	—	—	—	—	—	19,744	—	19,744
Other comprehensive income -
derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	21,865	21,865
Comprehensive income									41,609
Issuance and registration of common shares	—	—	792	8	32,774	—	—	—	32,782
Exercise of stock options	—	—	240	2	5,613	—	—	—	5,615
Stock issued to employee stock ownership plan			16	—	700				700
Restricted shares issued to officers and directors (Note 2, Note 12)	—	—	23	—	939	(939)	—	—	—
Amortization of LESOP provision employee advances (Note 12)	—	—	—	—	—	360	—	—	360
Shares issued in exchange for units	—	—	112	1	1,254	—	—	—	1,255
Adjust redeemable stock to fair market value	—	—	—	—	—	—	(372)	—	(372)
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	(4,277)	—	—	—	(4,277)
Amortization of unearned compensation	—	—	—	—	—	1,409	—	—	1,409
Cash dividends on common stock ($2.35 per share)	—	—	—	—	—	—	(50,285)	—	(50,285)
Dividends on preferred stock	—	—	—	—	—	—	(14,329)	—	(14,329)
BALANCE DECEMBER 31, 2005	6,675	67	21,995	220	670,319	(2,422)	(315,366)	7,128	359,946
Comprehensive income:
Net income	—	—	—	—	—	—	20,945	—	20,945
Other comprehensive income -
derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	3,769	3,769
Comprehensive income									24,714
Issuance and registration of common shares	—	—	2,730	29	147,731	—	—	—	147,760
Exercise of stock options	—	—	183	2	4,631	—	—	—	4,633
Stock issued to employee stock ownership plan	—	—	14	—	774	—	—	—	774
Restricted shares issued to officers and directors (Note 2, Note 12)	—	—	80	—	—	—	—	—	—
Adjustment of Unearned Compensation	—	—	—	—	(2,213)	2,422	—	—	209
Amortization of LESOP provision employee advances (Note 12)	—	—	—	—	341	—	—	—	341
Shares issued in exchange for units	—	—	31	—	384	—	—	—	384
Adjust redeemable stock to fair market value	—	—	—	—	—	—	(469)	—	(469)
Adjustment for Minority Interest Ownership in									—
operating partnership	—	—	—	—	(9,006)	—	—	—	(9,006)
Amortization of unearned compensation	—	—	—	—	1,045	—	—	—	1,045
Dividends on common stock ($2.99 per share) (1)	—	—	—	—		—	(70,721)	—	(70,721)
Dividends on preferred stock	—	—	—	—		—	(13,962)	—	(13,962)
BALANCE DECEMBER 31, 2006	6,675	67	25,033	251	814,006	0	(379,573)	10,897	445,648
Comprehensive income:
Net income	—	—	—	—	—	—	39,946	—	39,946
Other comprehensive income -
derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	(27,805)	(27,805)
Comprehensive income									12,141
Issuance and registration of common shares	—	—	459	5	25,258	—	—	—	25,263
Exercise of stock options	—	—	81	—	2,040	—	—	—	2,040
Stock issued to employee stock ownership plan	—	—	17	—	876	—	—	—	876
Shares issued in exchange for units	—	—	65	1	762	—	—	—	763
Adjust redeemable stock to fair market value	—	—	—	—	—	—	830	—	830
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	274	—	—	—	274
Amortization of unearned compensation	—	—	—	—	571	—	—	—	571
Dividends on common stock ($2.43 per share)	—	—	—	—		—	(61,892)	—	(61,892)
Redemption of preferred stock	(475)	(5)			(11,276)		(589)		(11,870)
Dividends on preferred stock	—	—	—	—		—	(13,688)	—	(13,688)
BALANCE DECEMBER 31, 2007	6,200	$62	25,655	$257	$832,511	$—	$(414,966)	$(16,908)	$400,956

(1)    In the first quarter of 2006, the Board of Directors began declaring the quarterly common dividend at their regularly scheduled meeting rather than in the month the dividend is paid. This resulted in two dividend payments being declared in the first quarter of 2006, even though only one dividend payment was paid.

See accompanying notes to consolidated financial statement.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2007, 2006, and 2005
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$39,946	$20,945	$19,744
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations before asset impairment, settlement
proceeds and gain on sale	(554)	(872)	(698)
Depreciation and amortization of deferred financing costs	88,580	80,897	75,928
Stock compensation expense	764	1,386	1,769
Stock issued to employee stock ownership plan	876	774	700
Redeemable stock issued	434	369	362
Amortization of debt premium	(2,037)	(1,916)	(1,862)
Loss (income) from investments in real estate joint ventures	58	114	(65)
Minority interest in operating partnership income	3,510	1,590	1,571
Loss on debt extinguishment	123	551	409
Derivative interest expense	(397)	(113)	—
Gains on sale of non-depreciable assets	(534)	(50)	(334)
Gains on sale of discontinued operations	(9,164)	—	—
Gains on disposition within real estate joint ventures	(5,388)	—	(3,034)
Incentive fees from real estate joint ventures	(1,019)	—	(1,723)
Net loss on insurance and other settlement proceeds on discontinued
operations	—	—	25
Asset impairment on discontinued operations	—	—	243
Net gains on insurance and other settlement proceeds	(589)	(84)	(749)
Changes in assets and liabilities:
Restricted cash	421	1,389	343
Other assets	2,559	(6,331)	(3,843)
Accounts payable	(1,674)	(505)	2,511
Accrued expenses and other	1,279	1,433	6,900
Security deposits	696	1,328	608
Net cash provided by operating activities	117,890	100,905	98,805
Cash flows from investing activities:
Purchases of real estate and other assets	(88,601)	(194,970)	(105,643)
Improvements to existing real estate assets	(32,574)	(30,006)	(24,931)
Renovations to existing real estate assets	(11,323)	(6,077)	(426)
Development	(14,555)	(10,919)	—
Distributions from real estate joint ventures	9,855	350	14,903
Contributions to real estate joint ventures	(243)	—	—
Proceeds from disposition of real estate assets	29,336	2,064	9,689
Net cash used in investing activities	(108,105)	(239,558)	(106,408)
Cash flows from financing activities:
Net change in credit lines	83,199	58,686	29,228
Proceeds from notes payable	—	27,842	27,851
Principal payments on notes payable	(12,891)	(29,862)	(10,921)
Payment of deferred financing costs	(1,650)	(3,050)	(1,236)
Proceeds from issuances of common shares and units	26,331	151,917	38,397
Distributions to unitholders	(6,221)	(5,897)	(6,171)
Dividends paid on common shares	(61,257)	(55,540)	(50,285)
Dividends paid on preferred shares	(13,779)	(13,962)	(14,329)
Redemption of preferred stock	(11,870)	—	—
Net cash provided by financing activities	1,862	130,134	12,534
Net increase (decrease) in cash and cash equivalents	11,647	(8,519)	4,931
Cash and cash equivalents, beginning of period	5,545	14,064	9,133
Cash and cash equivalents, end of period	$17,192	$5,545	$14,064

Supplemental disclosure of cash flow information:
Interest paid	$67,345	$66,228	$61,305
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$763	$384	$1,254
Interest capitalized	$795	$297	$—
Marked-to-market adjustment on derivative instruments	$(27,805)	$3,769	$21,865
Fair value adjustment on debt assumed	$—	$1,553	$2,277
Reclass of preferred stock from equity to liabilities	$—	$—	$10,000
Reclass of redeemable stock from equity to liabilities	$448	$—	$—

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2007, 2006, and 2005

1. Organization and Summary of Significant Accounting Policies

Organization and Formation of Mid-America

     Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. Mid-America owned and operated 137 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”), as of December 31, 2007. Mid-America also owned a 33.33% interest in a real estate joint venture which owned no apartment communities at December 31, 2007.

Basis of Presentation

     The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, and all other subsidiaries (the “Company”). Mid-America owns 51% to 100% of all consolidated subsidiaries. Mid-America uses the equity method of accounting for its investments in entities for which Mid-America exercises significant influence, but does not have the ability to exercise control. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Mid-America’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of Mid-America. The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2007, 2006 and 2005 was allocated approximately 9.2%, 10.1%, and 11.4%, respectively, to holders of Operating Partnership Units and 90.8%, 89.9%, and 88.6%, respectively, to Mid-America.

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2007, 2006, and 2005 is presented on the Consolidated Statements of Operations.

Cash and Cash Equivalents

     Mid-America considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

     Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

Real Estate Assets and Depreciation

     Real estate assets are carried at depreciated cost. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and recurring capital replacements are capitalized. Recurring capital replacements typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

     In conjunction with acquisitions of properties, Mid-America’s policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

     Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheets as “construction in progress” during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs cease upon the transfer, and the assets are depreciated over their estimated useful lives. Total interest capitalized during 2007, 2006 and 2005 was approximately $795,000, $297,000, and $0, respectively.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment and 3 to 5 years for computers and software.

     For real estate acquisitions subsequent to June 30, 2001, the effective date of Statement No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets and liabilities, consisting of above and below market leases, resident relationship values and the value of in-place leases.

     The fair value of the tangible assets of an acquired property (land, building, furniture, fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land, building, furniture, fixtures and equipment based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the period of time that would be required in the current market conditions to lease-up the property to determine the fair value of the in-place leases and resident relationships. Management includes real estate taxes, insurance, operating expenses and lost rentals as well as the costs required to execute similar leases in the estimated carrying costs.

     In allocating the fair value of identified intangible assets and liabilities of an acquired property, the in-place leases are compared to current market conditions. Based on these evaluations, management believes that the leases acquired on each of its property acquisitions were at market rates since the lease terms generally do not extend beyond one year.

     The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in real estate assets totaled $20.7 million, $18.6 million, and $12.3 million as of December 31, 2007, 2006, and 2005, respectively, and the amortization recorded as depreciation expense was $4.6 million, $3.9 million, and $4.9 million for the years ending December 31, 2007, 2006, and 2005, respectively.

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

Investment In and Advances to Real Estate Joint Ventures

     Mid-America’s investments in its unconsolidated real estate joint ventures are recorded on the equity method as Mid-America is able to exert significant influence, but does not have a controlling interest in the joint venture.

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

     All of Mid-America’s derivative financial instruments are recorded at fair value and reported on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The fair value of these hedging instruments are reported on the balance sheet in Other Assets and Accrued Expenses and Other Liabilities with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. During the years ended December 31, 2007, 2006, and 2005, the ineffective portion of the hedging transactions reclassified to earnings was approximately $470,000, $144,000 and $0, respectively.

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Mid-America adopted FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. Mid-America has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There are no significant changes in unrecognized tax benefits that are reasonably likely to occur within the twelve months following the adoption date.

     FIN 48 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued under FIN 48 on our balance sheet as of December 31, 2007.

     Mid-America’s tax years that remain subject to examination for U.S. federal purposes range from 2003 through 2006. Our tax years that remain open for state examination vary but range from 2002 through 2006.

     In September 2006, the FASB issued Statement No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these items, the effective date will be for fiscal years beginning after November 15, 2008. Mid-America does not believe the adoption of Statement 157 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

     On December 4, 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred. This will have a material impact on the way Mid-America accounts for property acquisitions and therefore will have a material impact on Mid-America’s financial statements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

     On December 4, 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This will impact the financial statement presentation of Mid-America by requiring the minority interests in the operating partnership to be presented as a non-controlling interest as a component of equity. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the 2007 presentation; specifically, certain expenses previously classified as property management expenses have been reclassified as property operating expenses and certain communities have been reclassified as held for sale. The reclassifications had no effect on net income available for common shareholders.

2. STOCK BASED COMPENSATION

     In December 2004, FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123R”). Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

     Mid-America adopted Statement 123R effective January 1, 2006 using the “modified prospective” method permitted by Statement 123R in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. The effect of adopting Statement 123R for the twelve months ending December 31, 2006 was an increase of approximately $668,862 in net income from continuing operations and in net income, resulting in an increase of approximately $0.03 in basic earnings per share and $0.02 in diluted earnings per share. These increases occurred primarily because the fair market values assigned to certain plans at grant date were not impacted by the increase in share price that Mid-America has experienced over the last two years, resulting in plans generating higher payouts for participants than their fair market value models would have predicted based on then stock price volatility. This series of events resulted in the amount recorded to compensation expense in accordance with Statement 123R being smaller than the actual number of shares issued times their issue price. The adoption of Statement 123R had no impact on cash flow from operations or cash flow from financing activities.

     The modified prospective method of Statement 123R does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The following table reflects the effect on net income if Statement 123R had been used by Mid-America along with the applicable assumptions utilized in the Black-Scholes option pricing model calculation for those periods in which option grants were issued (dollars and shares in thousands, except per share data):

Twelve Months Ended
December 31, 2005
Net income	$19,744
Preferred dividend distribution	14,329
Net income available for
common shareholders	5,415
Add: Stock-based employee
compensation expense included
in reported net income	887
Less: Stock-based employee
compensation expense from
employee stock purchase plan discount	32
Less: Stock-based employee
compensation expense determined
under fair value method of accounting	492
Pro forma net income available for
common shareholders	$5,778

Average common shares outstanding - Basic	21,405
Average common shares outstanding - Diluted	21,607

Net income available per common share:
Basic as reported	$0.25
Basic pro forma	$0.27
Diluted as reported	$0.25
Diluted pro forma	$0.27

Assumptions:(1)
Risk free interest rate	N/A
Expected life - Years	N/A
Expected volatility	N/A
Expected dividends	N/A

(1)	No grants were issued in the periods shown.

Employee Stock Purchase Plan

     The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of Mid-America. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. During the twelve months ended December 31, 2007, 2006 and 2005, 4,894, 4,462 and 4,796 shares, respectively, were purchased through the ESPP. Because it is not possible to reasonably estimate fair value at the grant date, Mid-America estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the twelve months ending December 31, 2007 and 2006, was approximately $35,300 and $44,400, respectively.

Incentive Plans Overview and Summary

     Mid-America’s stock compensation plans consist of the ESPP and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. Mid-America believes that such awards better align the interests of its employees with those of its shareholders. Total compensation costs under the Plans were approximately $696,900, $857,700 and $495,500 for the twelve months ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the total unrecognized compensation cost related to the Plans was approximately $2.0 million. This cost is expected to be recognized over the weighted average period of 2.2 years. Information concerning specific grants under the Plans is listed below.

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

Twelve months ended December 31,
	2007	2006	2005
Volatility	N/A	N/A	N/A
Expected life	N/A	N/A	N/A
Risk-free rate	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A

     A summary of option activity under the Plans as of December 31, 2007, and the changes during the year then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2006	190,991	$24.26
Granted	—	—
Exercised	80,465	25.27
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2007	110,526	$23.52	—	$2,125,602
Exercisable at December 31, 2007	110,526	$23.52	—	$2,125,602

     The total intrinsic value of options exercised during the twelve months ended December 31, 2007, was approximately $1.7 million. Cash received from the exercise of options for the twelve months ended December 31, 2007, was approximately $2.0 million.

Executive 2000 Restricted Stock

     In 2000, Mid-America issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of December 31, 2007, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of December 31, 2007, and the changes for the year ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	4,300	$22.19
Granted	—
Vested	(1,075)	$22.19
Forfeited	—
Nonvested at December 31, 2007	3,225	$22.19

     As of December 31, 2007, there was approximately $51,700 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 1.0 years. The total fair value of shares vesting during the twelve months ended December 31, 2007, and 2006, was approximately $23,900 and $23,900, respectively.

Key Managers 2002 Restricted Stock

     In 2002, Mid-America issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of Mid-America, as of December 31, 2007, only 81,916 shares remain issued. These shares will vest 20% on March 31 of each year for five consecutive years beginning in 2008. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of December 31, 2007, and the changes for the year ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	81,916	$25.65
Granted	—
Vested	—
Forfeited	—
Nonvested at December 31, 2007	81,916	$25.65

     As of December 31, 2007, there was approximately $879,700 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 2.5 years. No shares vested during the twelve months ended December 31, 2007 or 2006.

Executive 2005 Restricted Stock

     In 2005, Mid-America issued 8,852 restricted shares of common stock to executive management under the 2004 Stock Plan with a grant date fair value of $38.50 per share. These shares vested in two equal amounts in 2006 and 2007. Recipients received dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Executive 2005 Restricted Stock nonvested shares as of December 31, 2007, and the changes for the year ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	4,426	$38.50
Granted	—
Vested	(4,426)	$38.50
Forfeited	—
Nonvested at December 31, 2007	—

     The total fair value of shares vesting during the twelve months ended December 31, 2007, and 2006, was approximately $170,400 and $170,400, respectively.

Director Restricted Stock Plan

     Beginning with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors receive a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for re-election at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. Non-employee directors appointed to the Board outside of the Annual Meeting of Shareholders may be issued partial or initial grants. No shares of restricted stock were granted to non-employee directors during 2007.

     A summary of the status of the Director Restricted Stock nonvested shares as of December 31, 2007, and the changes for the year ended December 31, 2007, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	8,596	$40.71
Granted	6,305	$54.16
Vested	(3,757)	$41.02
Forfeited	(1,228)	$40.71
Nonvested at January 1, 2007	9,916	$49.14
Granted	—
Vested	(4,097)	$45.76
Forfeited	—
Nonvested at December 31, 2007	5,819	$51.53

     As of December 31, 2007, there was approximately $207,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.90 years. The total fair value of shares vesting during the twelve months ended December 31, 2007, and 2006, was approximately $187,500 and $154,100, respectively.

Key Managers 2005 Restricted Stock

     In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan (the “2005 Plan”), a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares. Based on Mid-America’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006. No shares of restricted stock were issued in 2007.

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

     As of December 31, 2007, there was approximately $756,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. Mid-America’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $756,100 million unrecognized cost will be recognized over the weighted average period of 2.2 years. No shares vested during the twelve months ended December 31, 2007 or 2006.

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

     For the twelve months ended December 31, 2007, compensation costs related to the Long-Term Plan were approximately $41,400. As of December 31, 2007, there was approximately $124,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the weighted average period of 2.0 years. The total fair value of shares vesting during the twelve months ended December 31, 2007, and 2006, was approximately $66,200, and $66,200, respectively.

3. Comprehensive Income

     Total comprehensive income and its components for the years ended December 31, 2007, 2006, and 2005 were as follows (dollars in thousands):

	Twelve months
	ended December 31,
	2007	2006	2005
Net income	$39,946	$20,945	$19,744
Marked-to-market adjustment
on derivative instruments	(27,805)	3,769	21,865
Total comprehensive income	$12,141	$24,714	$41,609

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

     Mid-America entered into a second joint venture (“CH/Realty II”) with Crow Holdings in 2004 with the purchase of the Verandas at Timberglen apartments. Mid-America also owned a 33.33% interest in CH/Realty II, and contributed 33.33% of the capital necessary to establish the joint venture. On January 12, 2007, CH/Realty II sold the Verandas at Timberglen apartments and Mid-America sold its ownership interest in CH/Realty II to Crow Holdings. As a result, Mid-America booked a gain on sale of $5.4 million and an incentive fee of $1 million, both of which are recorded in Mid-America’s 2007 consolidated financial statements. Following the sale of the property from the joint venture, Mid-America’s relationship with Crow Holdings in CH/Realty II ceased to exist.

     In 2007, Mid-America entered into a joint venture, Mid-America Multifamily Fund I, LLC (“Fund I”), with institutional capital. Mid-America owns a 33.33% interest in Fund I with plans to acquire $500 million of apartment communities. Mid-America expects to invest approximately $60 million as investments are made. Fund I owned no apartment communities as of December 31, 2007.

     On January 17, 2008, Fund I acquired its first property, Milstead Village, a 310-unit community in Kennesaw, GA.

     The income, contributions, distributions and ending investment balances related to Mid-America’s joint ventures consisted of the following for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	2007
	CH/Realty	CH/Realty II	Fund I	Total
Joint venture loss	$—	$(11)	$(47)	$(58)
Gain on joint venture asset dispositions	—	5,388	—	5,388
Management fee income	—	34	—	34
Incentive fee income	—	1,019	—	1,019

Contributions to joint venture	—	(28)	(215)	(243)
Distributions from joint venture	—	9,855	—	9,855

Investment in at December 31	—	—	168	168
Advances to at December 31	—	—	—	—

	2006
	CH/Realty	CH/Realty II	Fund I	Total
Joint venture loss	$(11)	$(103)	$—	$(114)
Gain on joint venture asset dispositions	—	—	—	—
Management fee income	—	210	—	210
Incentive fee income	—	—	—	—

Contributions to joint venture	—	—	—	—
Distributions from joint venture	44	306	—	350

Investment in at December 31	—	3,718	—	3,718
Advances to at December 31	—	—	—	—

	2005
	CH/Realty	CH/Realty II	Fund I	Total
Joint venture income (loss)	$79	$(14)	$—	$65
Gain on joint venture asset dispositions	3,034	—	—	3,034
Management fee income	121	204	—	325
Incentive fee income	1,723	—	—	1,723

Contributions to joint venture	—	—	—	—
Distributions from joint venture	14,644	259	—	14,903

Investment in at December 31	—	4,182	—	4,182
Advances to at December 31	—	—	—	—

5. Borrowings

     Mid-America maintains a total of $1,044 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2008 through 2014. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for Mid-America, has historically approximated three-month LIBOR less an average spread of 0.05% - 0.09% over the life of the FNMA Facilities, plus a fee of 0.62% to 0.795%. Borrowings under the FNMA Facilities totaled $906 million at December 31, 2007, consisting of $90 million under a fixed portion at a rate of 7.5%, and the remaining $816 million under the variable rate portion of the facility at an average rate of 5.0%. The available borrowing base capacity at December 31, 2007, was $1,028 million. Commitment fees related to our unused FNMA Facilities totaled approximately $283 thousand for the year ended December 31, 2007. Mid-America has 22 interest rate swap agreements, totaling a notional amount of $601 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.4%. The interest rate swaps have maturities between 2008 and 2014. The swaps are highly effective and are designated as cash flow hedges. Mid-America has also entered into six interest rate caps totaling a notional amount of $47 million which are designated against the FNMA Facilities. These interest rate caps have maturities between 2009 and 2012 and five are set at 6.0% and one is set at 6.5%. The FNMA Facilities are subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed.

     Mid-America has a $300 million credit facility with Freddie MAC (the “Freddie Mac Facility”). At December 31, 2007, Mid-America had $167 million borrowed against the Freddie Mac Facility at an interest rate of 5.0%. Commitment fees related to our Freddie Mac Facility totaled approximately $143 thousand for the year ended December 31, 2007. Mid-America has ten interest rate swap agreements, totaling a notional amount of $130 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.6%. The interest rate swaps expire in 2011 and 2014.

     Mid-America also maintains a $50 million secured credit facility with two banks led by Regions Bank (the “Regions Credit Line”; formerly with AmSouth Bank before their merger in 2006). The Regions Credit Line bears an interest rate of LIBOR plus a spread of 1.25%. This credit line expires in May 2008 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2007, Mid-America had $43 million available to be borrowed under the Regions Credit Line agreement with $2 million borrowed under this facility at an interest rate of 6.6%. Approximately $7 million of the facility is used for letters of credit.

     Each of Mid-America’s credit facilities is subject to various covenants and conditions on usage. If Mid-America were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect Mid-America’s liquidity. Moreover, if Mid-America were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on Mid-America. Mid-America believes it was in compliance with these covenants and conditions on usage at December 31, 2007.

     Mid-America had outstanding at December 31, 2007, a $40 million promissory note with Regions Bank, (formerly with Union Planters Bank before their merger in July 2004) at a variable interest rate based on three month LIBOR of 6.1% which matures in April 2009. Mid-America has entered into an interest rate swap agreement with a notional amount of $25 million and an interest rate of 5.0% which expires in 2009 and is designated against the Regions Bank promissory note.

     At December 31, 2007, Mid-America had $133 million of fixed rate conventional individual property mortgages with an average interest rate of 4.8% and an average maturity of 2013, a $12 million fixed rate tax exempt individual property mortgage with an interest rate of 5.2% and a maturity in 2028, and a $5 million variable rate tax exempt individual property mortgage at an interest rate of 4.4% with a maturity in 2028.

     At December 31, 2007, Mid-America had $221 million (after considering the impact of interest rate swap agreements in effect) conventional variable rate debt outstanding at an average interest rate of 5.1%, $5 million (after considering the impact of interest rate swap agreements) of tax-free variable rate debt outstanding at an average rate of 4.4%, $18 million of capped conventional variable rate debt at an average interest rate of 5.3%, and an additional $29 million of capped tax-free variable rate debt at an average rate of 4.1%. The interest rate on all other debt, totaling $991 million, was hedged or fixed at an average interest rate of 5.5%.

     As of December 31, 2007, Mid-America estimated that the weighted average interest rate on Mid-America’s debt was 5.4%.

     The following table summarizes Mid-America’s indebtedness at December 31, 2007, and 2006, (dollars in millions):

	At December 31, 2007
	Actual	Average			Balance at
	Interest	Interest			December 31,
	Rates	Rate	Maturity	Balance	2006
Fixed Rate:
Taxable	3.60%-7.71%	5.91%	2008-2044	$223.0	$237.2
Tax-exempt	5.24%	5.24%	2028	11.9	12.2
Interest rate swaps	3.23%-6.42%	5.43%	2008-2014	756.3	679.3
				991.2	928.7
Variable Rate:(1)
Taxable	4.98%-6.57%	5.13%	2008-2014	221.5	214.7
Tax-exempt	4.37%	4.37%	2028	4.8	10.9
Interest rate caps	3.97%-5.27%	4.53%	2014	47.1	42.0
				273.4	267.6
				$1,264.6	$1,196.36

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2007, and 2006, respectively which results in Mid-America paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

     The following table includes scheduled principal repayments on the borrowings at December 31, 2007, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2008	$3,671	$109,119	$112,790
2009	1,732	104,560	106,292
2010	1,828	120,000	121,828
2011	1,929	215,033	216,962
2012	2,036	40,000	42,036
Thereafter	67,133	597,579	664,712
	$78,329	$1,186,291	$1,264,620

6. Derivative Financial Instruments

     Following are the details of the interest rate swaps that were entered into as of December 31, 2007 (dollars in thousands):

		Interest Rate
	Notional		Fixed
	Balance	Variable Leg Base	Leg	Expiration
Interest rate swaps designated against the FNMA Facilities
	50,000	3-month LIBOR	5.87%	2008
	50,000	3-month LIBOR	5.48%	2010
	40,000	3-month LIBOR	5.54%	2010
	50,000	3-month LIBOR	5.36%	2011
	25,000	3-month LIBOR	5.15%	2012
	50,000	3-month LIBOR	5.29%	2012
	50,000	3-month LIBOR	5.00%	2012
	50,000	3-month LIBOR	5.06%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.89%	2013
	25,000	3-month LIBOR	6.10%	2014
	50,000	3-month LIBOR	6.22%	2010
	25,000	3-month LIBOR	6.09%	2014
	540,000		5.52%
Interest rate swaps designated against the FNMA Tax-Free Bond Facility
	16,990	BMA Municipal Swap Index	5.05%	2008
	4,965	BMA Municipal Swap Index	3.23%	2008
	2,980	BMA Municipal Swap Index	3.23%	2008
	3,585	BMA Municipal Swap Index	3.63%	2009
	6,645	BMA Municipal Swap Index	3.63%	2009
	8,365	BMA Municipal Swap Index	4.73%	2010
	10,800	BMA Municipal Swap Index	4.42%	2012
	7,000	BMA Municipal Swap Index	4.42%	2012
	61,330		4.35%
Interest rate swaps designated against the Freddie Mac Facility
	26,000	3-month LIBOR	5.40%	2011
	10,000	3-month LIBOR	5.11%	2011
	15,000	3-month LIBOR	5.19%	2011
	15,000	3-month LIBOR	5.72%	2011
	17,000	3-month LIBOR	5.53%	2011
	10,000	1-month LIBOR	6.25%	2014
	10,000	1-month LIBOR	6.42%	2014
	10,000	1-month LIBOR	5.87%	2014
	10,000	3-month LIBOR	5.72%	2014
	7,000	3-month LIBOR	5.72%	2014
	130,000		5.63%
Interest rate swaps designated against Union Planters Bank borrowings
	25,000		4.98%	2009
Total interest rate swaps in effect
as of December 31, 2007	756,330		5.43%
Forward interest rate swap designated against FNMA Facilities
	25,000	3-month LIBOR	5.02%	2012
	25,000	3-month LIBOR	5.12%	2013
	50,000		5.07%
Total interest rate swaps entered into
as of December 31, 2007	$806,330		5.41%

     At December 31, 2007, all of Mid-America’s interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with Statement No. 133 as amended. As of December 31, 2007 and 2006, Mid-America recorded approximately $16.0 million and $1.1 million, respectively, to accrued expenses and other liabilities in the consolidated balance sheets. Mid-America also recorded approximately $0.0 million and $12.4 million as of December 31, 2007 and 2006, respectively, to other assets in the consolidated balance sheets. These accrued expenses and other liabilities, and other assets represented the fair values of the interest rate swaps and interest rate caps.

7. Fair Value Disclosure of Financial Instruments

     Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

     Fixed rate notes payable at December 31, 2007, and 2006, total $235 million and $249 million, respectively, and have estimated fair values of $221 million and $228 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2007, and 2006. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2007, and 2006, total $1,030 million and $947 million, respectively, which reasonably approximates their fair value because the related variable interest rates available for the issuance of debt with similar terms and remaining maturities reasonably approximate market rates. The notional amount of interest rate and forward interest rate swap agreements at December 31, 2007, and 2006, total $806 million and $679 million, respectively, and have an estimated net fair value of $(16.0) million and $11.3 million, respectively, based upon interest rates available for interest rate swaps with similar terms and remaining maturities as of December 31, 2007, and 2006. The notional amount of interest rate cap agreements at December 31, 2007, and 2006, total $47 million and $42 million, respectively, and have an estimated fair value of $11 thousand and $30 thousand, respectively, based upon interest rates available for interest rate caps with similar terms and remaining maturities as of December 31, 2007, and 2006.

     The fair value estimates presented herein are based on information available to management as of December 31, 2007, and 2006. These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize.

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

     Mid-America had operating lease expense of approximately $11,300, $12,000 and $12,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Mid-America has commitments of approximately $9,200 in 2008, $6,800 in 2009, $6,600 in 2010, $6,600 in 2011 and $5,000 in 2012 under operating lease agreements outstanding at December 31, 2007.

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

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2006 and 2005 and the estimated taxability for 2007:

	2007	2006	2005
Per common share
Ordinary income	$1.44	$0.94	$0.86
Capital gains	0.47	0.00	0.26
Return of capital	0.51	1.44	1.23
Total	$2.42	$2.38	$2.35

10. Shareholders’ Equity

Series D Preferred Stock - Shareholders Rights Plan

     In March 1999, the Board of Directors authorized a Shareholders Rights Plan (the “Rights Plan”). In implementing the Rights Plan, the Board declared a distribution of one right for each of Mid-America’s outstanding common shares which would become exercisable only if a person or group (the “Acquiring Person”) became the beneficial owner of 10% or more of the common shares or announced a tender or exchange offer that would result in ownership of 10% of Mid-America’s common shares. The rights would trade with Mid-America’s common stock until exercisable. Each holder of a right, other than the Acquiring Person, would in that event be entitled to purchase one common share of Mid-America for each right at one half of the then current price.

     In November 2005, as a governance initiative, the Board voted to terminate the Rights Plan.

Series F Preferred Stock

     In 2002, Mid-America issued Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.3125 per share, payable monthly. On October 16, 2007, Mid-America redeemed all of the 474,500 issued and outstanding shares of the Series F Preferred Stock for $11.9 million.

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

Direct Stock Purchase and Distribution Reinvestment Plan

     Mid-America has a Direct Stock Purchase and Distribution Reinvestment Plan (“DRSPP”) pursuant to which Mid-America's shareholders have the ability to reinvest all or part of their distributions from Mid-America’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into Mid-America’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. Mid-America, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, Mid-America may either issue additional shares of common stock or repurchase common stock in the open market. Mid-America has registered with the Securities and Exchange Commission the offer and sale of up to 4,600,000 shares of common stock pursuant to the DRSPP. Additional shares will be purchased at the market price on the “Investment Date” each month, which shall in no case be later than ten business days following the distribution payment date. Mid-America may elect to sell shares under the DRSPP at up to a 5% discount.

     Common stock shares totaling 136,483 in 2007, 1,356,015 in 2006, and 803,251 in 2005, were acquired by shareholders under the DRSPP. Mid-America offered an average of a 1.5% discount for optional cash purchases in 2007, 2006 and 2005.

Controlled Equity Offering

     On November 3, 2006, Mid-America entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of Mid-America’s common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program. From November 3, 2006 until the end of 2006, Mid-America sold 194,000 shares of common stock for net proceeds of $11.5 million after underwriting commissions and SEC fees. During the first two quarters of 2007, Mid-America sold 323,700 shares of common stock for net proceeds of $18.8 million after underwriting commissions and SEC fees.

Stock Repurchase Plan

     In 1999, Mid-America’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of Mid-America’s common stock. Through December 31, 2007, Mid-America has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2007, under the plan.

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

401 (k) Savings Plan

     The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Mid-America may, but is not obligated to, make a matching contribution of $0.50 for each $1.00 contributed, up to 6% of the participant’s compensation. Mid-America’s contribution to this plan was approximately $482,900, $382,800, and $375,400, in 2007, 2006, and 2005, respectively.

Non-Qualified Deferred Compensation Retirement Plan

     Mid-America has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in Mid-America’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and Mid-America matches a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in Mid-America’s 401(k) Savings Plan. Mid-America’s match to this plan in 2007, 2006, and 2005 was approximately $42,600, $60,200, and $31,200, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

     In 1998, Mid-America established the Non-Qualified Deferred Compensation Plan for Outside Company Directors (the “Directors Deferred Compensation Plan”), which allows non-employee directors to defer their director fees by having the fees held by Mid-America as shares of Mid-America common stock. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may chose to have the amount issued to them in shares of Mid-America common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

     During 2007, 2006, and 2005, Mid-America issued 5,572, 4,146, and 5,742, shares of common stock, respectively, with weighted-average grant date fair values of $51.29, $57.05, and $43.35, respectively, to outside directors.

     In accordance with ASR 268 and EITF D-98: “Classification and Measurement of Redeemable Securities”, the share of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock because the directors have redemption rights not solely within the control of Mid-America. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability as required by FASB 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Accordingly, $230,100 was recorded in accrued expenses and other liabilities at December 31, 2007.

Employee Stock Ownership Plan

     The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of Mid-America is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with Mid-America. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. Mid-America contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2007, 2006, and 2005, Mid-America contributed approximately $876,400, $774,200, and $700,300, respectively, to the ESOP which purchased an additional 16,613, 13,804, and 16,447, shares of common stock, with weighted-average grant date fair values of $52.75, $56.08, and $42.58, respectively.

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

     As of December 31, 2007, Mid-America had advances outstanding relating to the Plan totaling approximately $230,200, which is recorded in other assets in the accompanying consolidated balance sheets. All of the $230,200 advances at December 31, 2007, were to current and one former executive officers and were at interest rates ranging from 5.59%-6.49% and maturing at various dates from 2007 to 2010.

13. Earnings from Discontinued Operations

     In accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the four communities that Mid-America sold in 2007, along with the one sold in 2005, have been classified as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2007, (dollars in thousands):

	2007	2006	2005
Revenues:
Rental revenues	$2,063	$4,607	$5,225
Other revenues	140	242	198
Total revenues	2,203	4,849	5,423
Expenses:
Property operating expenses	1,196	2,492	2,981
Depreciation and amortization	133	687	1,133
Interest expense	320	798	609
Loss on debt extinguishment	—	—	2
Total expenses	1,649	3,977	4,725
Earnings from discontinued operations
before gain on sale and settlement proceeds	554	872	698
Asset impairment on discontinued operations	—	—	(243)
Net loss on insurance and other settlement proceeds	—	—	(25)
Gain on sale	9,164	—	—
Earnings from discontinued operations	$9,718	$872	$430

14. Related Party Transactions

     Pursuant to management contracts with Mid-America’s joint ventures, Mid-America manages the operations of the joint venture apartment communities for a fee of 4% of the revenues of the joint venture. Mid-America received approximately $34,000, $210,000, and $325,000, as management fees from the joint ventures in 2007, 2006, and 2005, respectively.

     Mid-America earned interest on a $4.5 million loan to CH/Realty at an average interest rate of 9% until its closure following the sale of its remaining two properties in 2005.

     Mid-America has certain advances to current and one former executive officer through the 1994 Plan as discussed in Note 12.

15. Segment Information

     At December 31, 2007, Mid-America owned or had an ownership interest in 137 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Mid-America’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Mid-America’s senior management evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet Mid-America’s return criteria and long term investment goals. Mid-America defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

16. Subsequent Events

     ACQUISITIONS. On January 10, 2008, Mid-America purchased the Cascade at Fall Creek apartments, a 246-unit community in Humble, TX. On January 17, 2008, Fund I made its first acquisition and purchased the Milstead Village apartments, a 310-unit community located in Kennesaw, GA.

17. Selected Quarterly Financial Information (Unaudited)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Total operating revenues	$84,991	$86,779	$90,164	$91,023
Income from continuing operations before non-operating items	$21,672	$22,266	$24,220	$24,894
Interest expense	$(16,014)	$(16,034)	$(16,147)	$(16,257)
(Loss) gain on debt extinguishment	$—	$(52)	$(71)	$—
Minority interest in operating partnership income	$(1,038)	$(763)	$(1,034)	$(675)
(Loss) gain from investments in unconsolidated entities	$(7)	$(51)	$—	$—
Incentive fee from real estate joint ventures	$1,019	$—	$—	$—
Net gains (loss) on insurance and other settlement proceeds	$510	$332	$(197)	$(56)
Gains on disposition within unconsolidated entities	$5,387	$—	$1	$—
Discontinued operations:
Income (loss) from discontinued operations before
asset impairment, settlement proceeds and gain on sale	$262	$274	$(5)	$23
Gains on sale of discontinued operations	$—	$3,443	$5,714	$7
Net income	$11,324	$9,118	$11,900	$7,604
Premiums and original issuance costs associated with the
redemption of preferred stock	$—	$—	$—	$(589)
Net income available for common shareholders	$7,833	$5,628	$8,409	$3,799

Per share:
Net income available per common share - basic	$0.31	$0.22	$0.33	$0.15
Net income available per common share - diluted	$0.31	$0.22	$0.33	$0.15
Dividend paid	$0.605	$0.605	$0.605	$0.605

	Year Ended December 31, 2006
	First	Second	Third	Fourth
Total operating revenues	$77,391	$79,795	$82,183	$84,293
Income from continuing operations before non-operating items	$21,957	$21,888	$21,599	$21,232
Interest expense	$(15,602)	$(15,736)	$(15,398)	$(16,383)
(Loss) gain on debt extinguishment	$(550)	$(1)	$—	$—
Minority interest in operating partnership income	$(413)	$(408)	$(375)	$(394)
(Loss) gain from investments in unconsolidated entities	$(84)	$(35)	$(16)	$21
Incentive fee from real estate joint ventures	$—	$—	$—	$—
Net gains (loss) on insurance and other settlement proceeds	$—	$225	$(54)	$(87)
Gains on disposition within unconsolidated entities	$—	$—	$—	$—
Discontinued operations:
Income (loss) from discontinued operations before
asset impairment, settlement proceeds and gain on sale	$186	$248	$199	$239
Gains on sale of discontinued operations	$—	$—	$—	$—
Net income	$5,126	$5,892	$5,630	$4,297
Premiums and original issuance costs associated with the
redemption of preferred stock	$—	$—	$—	$—
Net income available for common shareholders	$1,636	$2,401	$2,139	$807

Per share:
Net income available per common share - basic	$0.07	$0.10	$0.09	$0.03
Net income available per common share - diluted	$0.07	$0.10	$0.09	$0.03
Dividend paid	$0.595	$0.595	$0.595	$0.595

     Some of the first and second quarter 2007 and 2006 financial data in the tables above differ from the numbers originally reported in the Quarterly Reports on From 10-Q for the three months ended March 31, 2007 and June 30, 2007, due to the reclassification of certain property level bonuses from property management expenses to property operating expenses.

     A reconciliation of the affected financial data is below (in thousands):

		Discontinued operations:
		Income (loss) from
		discontinued operations
	Income from continuing	before asset impairment,
	operations before	settlement proceeds
	non-operating items	and gain on sale
First Quarter 2006
As originally reported in the Quarterly Report on Form
10-Q for the three months ended March 31, 2007	$21,950	$193
Property bonus reclass	7	(7)
Adjusted for the Annual Report on Form 10-K for
the twelve months ended December 31, 2007	$21,957	$186

First Quarter 2007
As originally reported in the Quarterly Report on Form
10-Q for the three months ended March 31, 2007	$21,669	$265
Property bonus reclass	3	(3)
Adjusted for the Annual Report on Form 10-K for
the twelve months ended December 31, 2007	$21,672	$262

Second Quarter 2006
As originally reported in the Quarterly Report on Form
10-Q for the three months ended March 31, 2007	$21,886	$250
Property bonus reclass	2	(2)
Adjusted for the Annual Report on Form 10-K for
the twelve months ended December 31, 2007	$21,888	$248

Second Quarter 2007
As originally reported in the Quarterly Report on Form
10-Q for the three months ended March 31, 2007	$22,262	$278
Property bonus reclass	4	(4)
Adjusted for the Annual Report on Form 10-K for
the twelve months ended December 31, 2007	$22,266	$274

Mid-America Apartment Communities, Inc
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

								Gross Amount
						Cost Capitalized		carried at						Life used
						subsequent to		December 31,						to compute
				Initial Cost		Acquisition		2007 (21)						depreciation
					Buildings		Buildings		Buildings					in latest
					and		and		and		Accumulated		Date of	income
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	statement (22)
Eagle Ridge	Birmingham, AL	—	(1)	$851	$7,667	$—	$1,712	$851	$9,379	$10,230	$(3,343)	$6,887	1986	1 - 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	1,453	524	6,177	6,701	(2,438)	4,263	1987	1 - 40
Paddock Club Huntsville	Huntsville, AL	—	(1)	909	10,152	830	10,033	1,739	20,185	21,924	(6,157)	15,767	1989/98	1 - 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	874	965	14,064	15,029	(3,899)	11,130	1999	1 - 40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	3,355	1,026	12,599	13,625	(5,908)	7,717	1987	1 - 40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	2,041	960	10,683	11,643	(4,446)	7,197	1984	1 - 40
Westside Creek I & II	Little Rock, AR	—	(1)	1,270	11,463	1	2,547	1,271	14,010	15,281	(5,343)	9,938	1984/86	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	49,636	—	169	12,741	49,805	62,546	(3,963)	58,583	2006	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	3,950	1,024	13,169	14,193	(5,211)	8,982	1985	1 - 40
Marsh Oaks	Atlantic Beach, FL	—	(1)	244	2,829	—	1,340	244	4,169	4,413	(2,011)	2,402	1986	1 - 40
Indigo Point	Brandon, FL	—	(4)	1,167	10,500	—	2,192	1,167	12,692	13,859	(3,667)	10,192	1989	1 - 40
Paddock Club Brandon	Brandon, FL	—	(2)	2,896	26,111	—	1,445	2,896	27,556	30,452	(9,215)	21,237	1997/99	1 - 40
Preserve at Coral Square	Coral Springs, FL	29,532		9,600	41,206	—	1,619	9,600	42,825	52,425	(5,942)	46,483	1996	1 - 40
Anatole	Daytona Beach, FL	7,000	(10)	1,227	5,879	—	2,087	1,227	7,966	9,193	(3,460)	5,733	1986	1 - 40
Paddock Club Gainesville	Gainesville, FL	—	(2)	1,800	15,879	—	600	1,800	16,479	18,279	(4,367)	13,912	1999	1 - 40
Cooper's Hawk	Jacksonville, FL	—	(2)	854	7,500	—	1,847	854	9,347	10,201	(4,368)	5,833	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—	(8)	1,533	13,835	—	3,783	1,533	17,618	19,151	(6,075)	13,076	1987	1 - 40
Lakeside	Jacksonville, FL	—	(1)	1,431	12,883	(1)	5,880	1,430	18,763	20,193	(9,010)	11,183	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	36,431	—	828	4,047	37,259	41,306	(6,602)	34,704	2003	1 - 40
Paddock Club Jacksonville	Jacksonville, FL	—	(1)	2,294	20,750	(2)	1,553	2,292	22,303	24,595	(7,746)	16,849	1989/96	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—	(2)	1,410	14,967	1	829	1,411	15,796	17,207	(4,117)	13,090	1998	1 - 40
St. Augustine	Jacksonville, FL	13,235	(20)	2,858	6,475	(1)	6,301	2,857	12,776	15,633	(5,309)	10,324	1987	1 - 40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	3,208	645	9,012	9,657	(4,205)	5,452	1985	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	4,768	1,678	19,947	21,625	(8,376)	13,249	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	3,601	1,221	24,053	25,274	(8,809)	16,465	1988/90	1 - 40
Savannahs at James Landing	Melbourne, FL	—	(2)	582	7,868	—	3,845	582	11,713	12,295	(5,150)	7,145	1990	1 - 40
Paddock Park Ocala	Ocala, FL	6,805	(2)(3)	2,284	21,970	—	2,386	2,284	24,356	26,640	(9,013)	17,627	1986/88	1 - 40
Paddock Club Panama City	Panama City, FL	—	(2)	898	14,276	(5)	800	893	15,076	15,969	(4,741)	11,228	2000	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—	(2)	530	4,805	950	10,298	1,480	15,103	16,583	(5,476)	11,107	1990/95	1 - 40
Belmere	Tampa, FL	—	(1)	851	7,667	1	3,334	852	11,001	11,853	(5,458)	6,395	1984	1 - 40
Links at Carrollwood	Tampa, FL	—	(1)	817	7,355	110	3,676	927	11,031	11,958	(3,986)	7,972	1980	1 - 40
High Ridge	Athens, GA	—	(1)	884	7,958	—	1,339	884	9,297	10,181	(3,275)	6,906	1987	1 - 40
Bradford Pointe	Augusta, GA	—	(5)	772	6,949	—	1,460	772	8,409	9,181	(3,143)	6,038	1986	1 - 40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	3,489	658	9,339	9,997	(4,659)	5,338	1982	1 - 40
Westbury Creek	Augusta, GA	3,480	(15)	400	3,626	—	928	400	4,554	4,954	(1,785)	3,169	1984	1 - 40
Fountain Lake	Brunswick, GA	—	(5)	502	4,551	—	1,511	502	6,062	6,564	(2,408)	4,156	1983	1 - 40
Park Walk	College Park, GA	—	(1)	536	4,859	—	883	536	5,742	6,278	(2,124)	4,154	1985	1 - 40
Whisperwood	Columbus, GA	—	(1)	4,290	42,722	(4)	8,967	4,286	51,689	55,975	(18,099)	37,876	1980/82/84/86/98	1 - 40
Willow Creek	Columbus, GA	—	(1)	614	5,523	—	3,056	614	8,579	9,193	(3,292)	5,901	1971/77	1 - 40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	796	1,284	16,615	17,899	(4,137)	13,762	1999	1 - 40
Prescott	Duluth, GA	—	(6)	3,840	24,876	—	616	3,840	25,492	29,332	(3,887)	25,445	2001	1 - 40
Lanier	Gainesville, GA	19,577		3,560	23,248	—	794	3,560	24,042	27,602	(3,050)	24,552	1998	1 - 40
Lake Club	Gainesville, GA	—	(6)	3,150	18,997	—	229	3,150	19,226	22,376	(2,500)	19,876	2001	1 - 40
Whispering Pines	LaGrange, GA	—	(5)	823	7,470	(2)	1,750	821	9,220	10,041	(3,513)	6,528	1982/84	1 - 40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	1,447	665	7,485	8,150	(2,796)	5,354	1983	1 - 40
Austin Chase	Macon, GA	—	(8)	1,409	12,687	—	733	1,409	13,420	14,829	(4,349)	10,480	1996	1 - 40
The Vistas	Macon, GA	—	(1)	595	5,403	—	1,206	595	6,609	7,204	(2,527)	4,677	1985	1 - 40
Walden Run	McDonough, GA	—	(1)	1,281	11,935	—	266	1,281	12,201	13,482	(2,290)	11,192	1997	1 - 40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	942	1,288	12,521	13,809	(4,294)	9,515	1997	1 - 40
Oaks at Wilmington Island	Savannah, GA	—	(7)	2,910	26,337	—	730	2,910	27,067	29,977	(2,110)	27,867	1999	1 - 40
Wildwood	Thomasville, GA	—	(1)	438	3,971	371	4,850	809	8,821	9,630	(3,368)	6,262	1980/84	1 - 40
Hidden Lake	Union City, GA	—	(1)	1,296	11,715	—	2,362	1,296	14,077	15,373	(5,264)	10,109	1985/87	1 - 40
Three Oaks	Valdosta, GA	—	(1)	462	4,188	459	5,931	921	10,119	11,040	(3,892)	7,148	1983/84	1 - 40
Huntington Chase	Warner Robins, GA	8,581		1,160	10,437	—	927	1,160	11,364	12,524	(3,217)	9,307	1997	1 - 40

								Gross Amount
						Cost Capitalized		carried at						Life used
						subsequent to		December 31,						to compute
				Initial Cost		Acquisition		2007 (21)						depreciation
					Buildings		Buildings		Buildings					in latest
					and		and		and		Accumulated		Date of	income
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	statement (22)
Southland Station	Warner Robins, GA	—	(1)	1,470	13,284	—	1,971	1,470	15,255	16,725	(5,832)	10,893	1987/90	1 - 40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	17,974	3,019	29,892	32,911	(9,092)	23,819	1999	1 - 40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	1,630	1,038	10,972	12,010	(4,238)	7,772	1996	1 - 40
Paddock Club Florence	Florence, KY	9,456		1,209	10,969	—	1,622	1,209	12,591	13,800	(4,539)	9,261	1994	1 - 40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	145	2,024	31,670	33,694	(7,274)	26,420	2000	1 - 40
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	1,361	411	5,060	5,471	(2,447)	3,024	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	1,990	694	8,232	8,926	(3,861)	5,065	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	2,735	900	10,832	11,732	(5,249)	6,483	1989	1 - 40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	5,954	1,169	16,472	17,641	(6,963)	10,678	1985	1 - 40
Riverhills	Grenada, MS	—	(1)	153	2,092	—	914	153	3,006	3,159	(1,908)	1,251	1972	1 - 40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	2,786	1,535	16,612	18,147	(7,021)	11,126	1988/90	1 - 40
Pear Orchard	Jackson, MS	—	(1)	1,352	12,168	(1)	4,072	1,351	16,240	17,591	(7,574)	10,017	1985	1 - 40
Reflection Pointe	Jackson, MS	5,880	(11)	710	8,770	140	3,986	850	12,756	13,606	(5,880)	7,726	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,470	—	401	676	6,871	7,547	(1,309)	6,238	1974	1 - 40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	1,971	778	8,984	9,762	(3,912)	5,850	1989	1 - 40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	2,193	894	10,246	11,140	(4,483)	6,657	1991	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	2,310	900	10,409	11,309	(3,995)	7,314	1988	1 - 40
Waterford Forest	Cary, NC	—	(6)	4,000	20,957	—	638	4,000	21,595	25,595	(2,624)	22,971	1996	1 - 40
Woodstream	Greensboro, NC	—	(1)	1,048	9,855	—	1,018	1,048	10,873	11,921	(2,094)	9,827	1983	1 - 40
Corners, The	Winston-Salem, NC	—	(2)	685	6,165	—	1,720	685	7,885	8,570	(3,994)	4,576	1982	1 - 40
Preserve at Brier Creek	Raleigh, NC	—	(1)	5,850	22,695	(19)	21,219	5,831	43,914	49,745	(2,455)	47,290	2002/07	1 - 40
Fairways at Royal Oak	Cincinnati, OH	—	(1)	814	7,335	(12)	1,855	802	9,190	9,992	(4,364)	5,628	1988	1 - 40
Colony at South Park	Aiken, SC	—	(1)	862	8,005	—	529	862	8,534	9,396	(1,512)	7,884	1989/91	1 - 40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	1,243	503	5,783	6,286	(2,230)	4,056	1988	1 - 40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	2,010	427	5,863	6,290	(2,795)	3,495	1980	1 - 40
Fairways, The	Columbia, SC	7,735	(12)	910	8,207	—	1,345	910	9,552	10,462	(4,436)	6,026	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	1,964	1,840	18,524	20,364	(6,780)	13,584	1989/95	1 - 40
Highland Ridge	Greenville, SC	—	(1)	482	4,337	—	1,538	482	5,875	6,357	(2,357)	4,000	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	2,361	1,304	14,101	15,405	(5,493)	9,912	1986/88	1 - 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	922	1,200	11,722	12,922	(4,284)	8,638	1996	1 - 40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	3,708	360	6,633	6,993	(3,252)	3,741	1983	1 - 40
Spring Creek	Greenville, SC	—	(1)	597	5,374	(14)	1,734	583	7,108	7,691	(3,189)	4,502	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	8,365	(9)	1,085	7,269	—	3,959	1,085	11,228	12,313	(4,660)	7,653	1988	1 - 40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	1,790	723	8,294	9,017	(3,236)	5,781	1987	1 - 40
Farmington Village	Summerville, SC	—		2,800	26,947	—	21	2,800	26,968	29,768	(385)	29,383	2007	1 - 40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,861	—	611	1,131	11,472	12,603	(2,214)	10,389	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	9,201	—	604	972	9,805	10,777	(1,901)	8,876	1987	1 - 40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	2,288	217	4,245	4,462	(2,111)	2,351	1986	1 - 40
Windridge	Chattanooga, TN	5,465	(16)	817	7,416	—	1,832	817	9,248	10,065	(3,319)	6,746	1984	1 - 40
Oaks, The	Jackson, TN	—	(1)	177	1,594	—	1,463	177	3,057	3,234	(1,543)	1,691	1978	1 - 40
Post House Jackson	Jackson, TN	5,095		443	5,078	—	3,138	443	8,216	8,659	(3,196)	5,463	1987	1 - 40
Post House North	Jackson, TN	3,375	(13)	381	4,299	(57)	1,839	324	6,138	6,462	(2,886)	3,576	1987	1 - 40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,318	523	6,029	6,552	(2,825)	3,727	1987	1 - 40
Woods at Post House	Jackson, TN	4,871		240	6,839	—	1,486	240	8,325	8,565	(4,243)	4,322	1997	1 - 40
Cedar Mill	Memphis, TN	—	(1)	824	8,023	—	1,515	824	9,538	10,362	(1,798)	8,564	1973/86	1 - 40
Greenbrook	Memphis, TN	—	(4)	2,100	24,468	25	18,257	2,125	42,725	44,850	(20,831)	24,019	1974/78/83/86	1 - 40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	5,235	1,148	15,572	16,720	(5,937)	10,783	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	10,091	1,498	30,574	32,072	(12,158)	19,914	1988/98	1 - 40
Park Estate	Memphis, TN	—	(4)	178	1,141	—	3,446	178	4,587	4,765	(2,729)	2,036	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—	(5)	1,260	16,043	2,147	32,640	3,407	48,683	52,090	(10,207)	41,883	1999/01	1 - 40
River Trace	Memphis, TN	—	(1)	1,622	14,723	1	2,374	1,623	17,097	18,720	(6,060)	12,660	1981/85	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	669	915	15,443	16,358	(3,928)	12,430	1999	1 - 40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	(2)	3,113	1,191	13,852	15,043	(6,241)	8,802	1986	1 - 40
Grand View Nashville	Nashville, TN	—	(1)	2,963	33,673	—	1,672	2,963	35,345	38,308	(7,535)	30,773	2001	1 - 40
Monthaven Park	Nashville, TN	22,120		2,736	29,556	—	1,114	2,736	30,670	33,406	(4,899)	28,507	1999/01	1 - 40
Park at Hermitage	Nashville, TN	6,645	(17)	1,524	14,800	—	3,931	1,524	18,731	20,255	(8,701)	11,554	1987	1 - 40
Northwood	Arlington, TX	—	(2)	886	8,278	—	492	886	8,770	9,656	(1,689)	7,967	1980	1 - 40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	4,913	1,598	19,311	20,909	(7,592)	13,317	1983	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	10,265		3,150	11,868	—	505	3,150	12,373	15,523	(1,848)	13,675	1996	1 - 40
Silverado	Austin, TX	—	(7)	2,900	24,810	—	357	2,900	25,167	28,067	(2,263)	25,804	2003	1 - 40

								Gross Amount
						Cost Capitalized		carried at						Life used
						subsequent to		December 31,						to compute
				Initial Cost		Acquisition		2007 (21)						depreciation
					Buildings		Buildings		Buildings					in latest
					and		and		and		Accumulated		Date of	income
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	statement (22)
Stassney Woods	Austin, TX	4,050	(18)	1,621	7,501	—	3,811	1,621	11,312	12,933	(5,299)	7,634	1985	1 - 40
Travis Station	Austin, TX	3,585	(19)	2,282	6,169	(1)	3,243	2,281	9,412	11,693	(4,175)	7,518	1987	1 - 40
Woods, The	Austin, TX	—	(2)	1,405	13,083	—	1,075	1,405	14,158	15,563	(2,576)	12,987	1977	1 - 40
Celery Stalk	Dallas, TX	—	(6)	1,463	13,165	(1)	4,821	1,462	17,986	19,448	(8,849)	10,599	1978	1 - 40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	2,098	988	10,991	11,979	(3,777)	8,202	1986	1 - 40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	2,366	1,252	13,637	14,889	(4,824)	10,065	1985	1 - 40
Grand Courtyard	Dallas, TX	—	(7)	2,730	23,219	—	484	2,730	23,703	26,433	(2,262)	24,171	2000	1 - 40
Lodge at Timberglen	Dallas, TX	—	(6)	825	7,422	(1)	3,570	824	10,992	11,816	(5,406)	6,410	1983	1 - 40
Watermark	Dallas, TX	—	(6)	960	14,839	—	244	960	15,083	16,043	(2,256)	13,787	2002	1 - 40
Legacy Pines	Houston, TX	—	(2)	2,157	19,491	(15)	1,076	2,142	20,567	22,709	(3,769)	18,940	1999	1 - 40
Reserve at Woodwind Lakes	Houston, TX	15,416		1,968	20,718	—	611	1,968	21,329	23,297	(1,712)	21,585	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	16,386	—	210	2,061	16,596	18,657	(638)	18,019	1996	1 - 40
Ranchstone	Houston, TX	—	(7)	1,480	15,352	—	195	1,480	15,547	17,027	(612)	16,415	1996	1 - 40
Chalet at Fall Creek	Humble, TX	—	(7)	2,755	20,820	—	70	2,755	20,890	23,645	(718)	22,927	2006	1 - 40
Westborough Crossing	Katy, TX	—	(6)	677	6,091	(1)	2,424	676	8,515	9,191	(4,074)	5,117	1984	1 - 40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	846	1,002	18,134	19,136	(4,763)	14,373	2000	1 - 40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	12,254	(8)	949	1,303	13,203	14,506	(2,487)	12,019	1983	1 - 40
Highwood	Plano, TX	—	(4)	864	7,783	—	2,179	864	9,962	10,826	(3,462)	7,364	1983	1 - 40
Los Rios Park	Plano, TX	—	(2)	3,273	29,483	—	1,138	3,273	30,621	33,894	(5,355)	28,539	2000	1 - 40
Boulder Ridge	Roanoke, TX	—	(2)	4,438	27,930	28	4,537	4,466	32,467	36,933	(3,534)	33,399	1999	1 - 40
Cypresswood Court	Spring, TX	—	(6)	577	5,190	(1)	1,905	576	7,095	7,671	(3,492)	4,179	1984	1 - 40
Villages at Kirkwood	Stafford, TX	13,242		1,918	16,358	—	769	1,918	17,127	19,045	(2,427)	16,618	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(6)	539	4,850	—	1,706	539	6,556	7,095	(3,175)	3,920	1984	1 - 40
Township	Hampton, VA	10,800	(14)	1,509	8,189	—	5,219	1,509	13,408	14,917	(4,561)	10,356	1987	1 - 40
Total Properties		$224,575		$209,137	$1,721,264	$5,606	$391,604	$214,743	$2,112,868	$2,327,611	$(616,364)	$1,711,247
Land Held for Future Developments	Various			$2,360	$—	$—	$—	$2,360	$—	$2,360	$—	$2,360	N/A	N/A
Commercial Properties	Various			—	2,769	—	10,222	—	12,991	12,991	(6,213)	6,778	Various	1 - 40
Total Other				$2,360	$2,769	$—	$10,222	$2,360	$12,991	$15,351	$(6,213)	$9,138
Total Real Estate Assets, net of Joint Ventures				$211,497	$1,724,033	$5,606	$401,826	$217,103	$2,125,859	$2,342,962	$(622,577)	$1,720,385

(1)	Encumbered by a $691.8 million FNMA facility, with $675.1 million available and $627.8 million outstanding with a variable interest rate of 5.06% on which there exists in combination with the FNMA facility mentioned in note (2) fourteen interest rate swap agreements totaling $540 million at an average rate of 5.52% at December 31, 2007.

(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 available and $168.6 million outstanding, $90 million with a fixed rate of 7.49% and $78.6 million of which had a variable interest rate of 5.14% on which there exists interest rate swaps as mentioned in note (1) at December 31, 2007.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.

(4)	Encumbered, along with one corporate property, by a term loan with a principal balance of $39.6 million at December 31, 2007, with a maturity of April 1, 2009 and an interest rate of 6.08% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $2.4 million at December 31, 2007.

(6)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 5.03% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2007.

(7)	Encumbered by a $200 million Freddie Mac facility, with $70.7 million available and an outstanding balance of $70.7 million and a variable interest rate of 5.04% on which there exists five interest rate swap agreements totaling $47 million at an average rate of 6.01% at December 31, 2007.

(8)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $11.9 million at December 31, 2007, and an average interest rate of 5.24%.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate swap agreement fixed at 5.05% and maturing on June 15, 2008.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(15)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 5.83% and $3.0 million with a variable rate of 4.10% on which there exists a $3.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(16)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 5.83% and $5.0 million with a variable rate of 4.10% on which there exists a $5.0 million interest rate swap agreement fixed at 3.23% and maturing on May 30, 2008.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.00% which terminates on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate swap agreement fixed at 3.63% and maturing on March 15, 2009. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(20)	Encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% and maturing on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 5.27% which there exists a $11.7 million and $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 1, 2011 respectively.

(21)	The aggregate cost for Federal income tax purposes was approximately $2,080 million at December 31, 2007. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(22)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 1 year for fair market value of leases.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
Dollars in thousands	2007	2006	2005
Real estate investments:
Balance at beginning of year	$2,214,814	$1,983,671	$1,848,707
Acquisitions	88,601	196,523	107,920
Improvement and development	61,004	51,807	27,301
Assets held for sale	—	(14,597)	—
Disposition of real estate assets*	(21,457)	(2,590)	(257)
Balance at end of year	$2,342,962	$2,214,814	$1,983,671

Accumulated depreciation:
Balance at beginning of year	$543,802	$473,421	$399,762
Depreciation	92,200	78,221	73,700
Assets held for sale	—	(7,180)	—
Disposition of real estate assets*	(19,638)	(660)	(41)
Balance at end of year	$616,364	$543,802	$473,421

The Company’s consolidated balance sheet at December 31, 2007, 2006, and 2005 includes accumulated depreciation of $6,213, $5,191, and $4,143 respectively, in the caption “Commercial properties, net”.

* Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying report of independent registered public accounting firm.