Form 10-Q
period 2008-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2008-05-01
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 16, 2008
Common Stock, $0.01 par value	26,244,350

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007
(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
Assets:
Real estate assets:
Land	$ 217,974	$ 214,743
Buildings and improvements	2,074,804	2,044,380
Furniture, fixtures and equipment	58,350	55,602
Capital improvements in progress	20,187	12,886
	2,371,315	2,327,611
Less accumulated depreciation	(638,039)	(616,364)
	1,733,276	1,711,247

Land held for future development	2,300	2,360
Commercial properties, net	8,121	6,778
Investments in and advances to real estate joint ventures	6,847	168
Real estate assets, net	1,750,544	1,720,553

Cash and cash equivalents	7,059	17,192
Restricted cash	3,521	3,724
Deferred financing costs, net	15,924	15,219
Other assets	18,730	23,028
Goodwill	4,106	4,106
Total assets	$ 1,799,884	$ 1,783,822

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,271,773	$ 1,264,620
Accounts payable	1,569	1,099
Accrued expenses and other liabilities	102,522	77,252
Security deposits	8,734	8,453
Total liabilities	1,384,598	1,351,424

Minority interest	28,838	28,868

Redeemable stock	2,068	2,574

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
26,141,363 and 25,718,880 shares issued and outstanding at
March 31, 2008, and December 31, 2007, respectively (1)	261	257
Additional paid-in capital	853,334	832,511
Accumulated distributions in excess of net income	(426,789)	(414,966)
Accumulated other comprehensive income	(42,488)	(16,908)
Total shareholders' equity	384,380	400,956
Total liabilities and shareholders' equity	$ 1,799,884	$ 1,783,822

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2008 and December 31, 2007, are 41,493 and 60,212, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2008, and 2007
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Operating revenues:
Rental revenues	$ 87,929	$ 81,212
Other property revenues	4,187	3,745
Total property revenues	92,116	84,957
Management fee income	28	34
Total operating revenues	92,144	84,991
Property operating expenses:
Personnel	11,248	10,014
Building repairs and maintenance	3,113	3,056
Real estate taxes and insurance	11,441	11,098
Utilities	5,164	4,787
Landscaping	2,443	2,272
Other operating	4,207	3,719
Depreciation	22,268	21,288
Total property operating expenses	59,884	56,234
Property management expenses	4,258	4,413
General and administrative expenses	2,920	2,672
Income from continuing operations before non-operating items	25,082	21,672
Interest and other non-property income	108	94
Interest expense	(16,334)	(16,014)
Amortization of deferred financing costs	(628)	(561)
Incentive fees from real estate joint ventures	-	1,019
Net gains on insurance and other settlement proceeds	128	510
Loss on sale of non-depreciable assets	(3)	-
Income from continuing operations before minority interest and	8,353	6,720
investments in real estate joint ventures
Minority interest in operating partnership income	(532)	(1,038)
(Loss) gains from real estate joint ventures	(83)	5,380
Income from continuing operations	7,738	11,062
Discontinued operations:
Income from discontinued operations before
asset impairment, settlement proceeds and gain on sale	-	262
Loss on sale of discontinued operations	(59)	-
Net income	7,679	11,324
Preferred dividend distributions	3,216	3,491
Net income available for common shareholders	$ 4,463	$ 7,833

Weighted average shares outstanding (in thousands):
Basic	25,628	25,087
Effect of dilutive stock options	128	202
Diluted	25,756	25,289

Net income available for common shareholders	$ 4,463	$ 7,833
Discontinued property operations	59	(262)
Income from continuing operations available for common shareholders	$ 4,522	$ 7,571

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.18	$ 0.30
Discontinued property operations	-	0.01
Net income available for common shareholders	$ 0.17	$ 0.31

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.18	$ 0.30
Discontinued property operations	-	0.01
Net income available for common shareholders	$ 0.17	$ 0.31

Dividends declared per common share	$ 0.615	$ 0.605

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$ 7,679	$ 11,324
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations before asset impairment, settlement
proceeds and gain on sale	-	(262)
Depreciation and amortization of deferred financing costs	22,896	21,849
Stock compensation expense	211	297
Stock issued to employee stock ownership plan	248	222
Redeemable stock issued	91	92
Amortization of debt premium	(453)	(509)
Loss from investments in real estate joint ventures	83	7
Minority interest in operating partnership income	532	1,038
Derivative interest expense	213	30
Loss on sale of non-depreciable assets	3	-
Loss on sale of discontinued operations	59	-
Gains on disposition within real estate joint ventures	-	(5,387)
Incentive fees from real estate joint ventures	-	(1,019)
Net gains on insurance and other settlement proceeds	(128)	(510)
Changes in assets and liabilities:
Restricted cash	203	60
Other assets	6,467	2,668
Accounts payable	470	(1,063)
Accrued expenses and other	(7,667)	(9,094)
Security deposits	281	367
Net cash provided by operating activities	31,188	20,110
Cash flows from investing activities:
Purchases of real estate and other assets	(23,532)	-
Improvements to existing real estate assets	(5,931)	(3,219)
Renovations to existing real estate assets	(4,052)	(2,018)
Development	(5,971)	(6,210)
Distributions from real estate joint ventures	-	9,855
Contributions to real estate joint ventures	(6,776)	-
Proceeds from disposition of real estate assets	502	597
Net cash used in investing activities	(45,760)	(995)
Cash flows from financing activities:
Net change in credit lines	30,444	(1,594)
Principal payments on notes payable	(22,838)	(10,558)
Payment of deferred financing costs	(1,333)	(546)
Repurchase of common stock	(399)	(114)
Proceeds from issuances of common shares and units	19,082	14,700
Distributions to unitholders	(1,626)	(1,506)
Dividends paid on common shares	(15,675)	(15,176)
Dividends paid on preferred shares	(3,216)	(3,491)
Net cash provided by (used in) financing activities	4,439	(18,285)
Net increase (decrease) in cash and cash equivalents	(10,133)	830
Cash and cash equivalents, beginning of period	17,192	5,545
Cash and cash equivalents, end of period	$ 7,059	$ 6,375

Supplemental disclosure of cash flow information:
Interest paid	$ 15,994	$ 17,003
Supplemental disclosure of noncash investing and financing activities:
Interest capitalized	$ 114	$ 264
Marked-to-market adjustment on derivative instruments	$ (25,580)	$ (2,926)
Reclass of preferred stock from equity to liabilities	$ -	$ 440
Reclass of redeemable stock from equity to liabilities	$ 472	$ -

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008, and 2007 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of March 31, 2008, we owned or owned interests in 140 multifamily apartment communities comprising 41,120 apartments located in 13 states, including 2 communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC. None of these communities were classified as held for sale as of March 31, 2008. In addition, we had 340 apartments under development adjacent to 2 of our existing communities.

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2007 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P. (the “Operating Partnership”) (collectively, “Mid-America”).  In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in Mid-America’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of March 31, 2008, Mid-America owned or had an ownership interest in 140 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           Comprehensive Income

Total comprehensive income and its components for the three month periods ended March 31, 2008, and 2007 were as follows (dollars in thousands):

	Three months
	ended March 31,
	2008	2007

Net income	$ 7,679	$ 11,324
Marked-to-market adjustment
on derivative instruments	(25,580)	(2,926)
Total comprehensive (loss) income	$ (17,901)	$ 8,398

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.           Real Estate Acquisitions

On September 14, 2007, Mid-America entered into an option contract to purchase the Cascade at Fall Creek apartments, a 246-unit community being built next to our Chalet at Fall Creek apartments in Humble, Texas, a suburb of Houston. Among other provisions, the contract required certain construction completion levels for purchase. On January 10, 2008, the provisions of the contract were met and Mid-America acquired the Cascade at Fall Creek apartment community.

On January 17, 2008, Mid-America Multifamily Fund I, LLC, or Fund I, our joint venture with institutional capital, acquired the Milstead Village apartments, a 310-unit community located in Kennesaw, Georgia, a suburb of Atlanta. This was the first acquisition made by Fund I.

On March 27, 2008, Fund I acquired a second property, the Greenwood Forest apartments, a 316-unit community located in Greenwood Forest, Texas, a suburb of Houston.

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

The following is a summary of discontinued operations for the three month periods ended March 31, 2008, and 2007, (dollars in thousands):

	March 31,
	2008		2007

Revenues
Rental revenues	$ -		$ 1,176
Other revenues			67
Total revenues			1,243
Expenses
Property operating expenses			667
Depreciation			133
Interest expense			181
Total expense	-		981
Income from discontinued operations before
gain on sale and settlement proceeds			262
Loss on sale of discontinued operations	(59)	(1)	-
Income from discontinued operations	$ (59)		$ 262

(1) Amount represents adjustment related to disposition of real estate assets in a prior period.

6.           Share and Unit Information

On March 31, 2008, 26,141,363 common shares and 2,423,819 operating partnership units were outstanding, representing a total of 28,565,182 shares and units. Additionally, Mid-America had outstanding options for the purchase of 102,413 shares of common stock at March 31, 2008, of which 47,990 were anti-dilutive. At March 31, 2007, 25,361,962 common shares and 2,489,154 operating partnership units were outstanding, representing a total of 27,851,116 shares and units. Additionally, Mid-America had outstanding options for the purchase of 181,156 shares of common stock at March 31, 2007, of which 77,832 were anti-dilutive.

During the three-month period ended March 31, 2008, we issued 300,000 shares of common stock through at-the-market offerings or negotiated transactions and received net proceeds of $15.5 million under a controlled equity offering program.

7.           Derivative Financial Instruments

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

Mid-America requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, Mid-America discontinues hedge accounting prospectively.

All of our derivative financial instruments are reported at fair value, are represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of March 31, 2008, and 2007, the ineffective portion of the hedging transactions reclassified to earnings was an $188,000 increase, and an $18,000 increase, respectively, of interest expense.

On January 1, 2008, Mid-America adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157.  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that Mid-America has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Mid-America’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Statement 157, Mid-America incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Mid-America has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Mid-America has determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  As of March 31, 2008, Mid-America has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, Mid-America has determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

 The table below presents Mid-America’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
(dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets and Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Derivative financial instruments	$ -	$ -	$ 15	$ 15

Liabilities
Derivative financial instruments	$ -	$ -	$ 41,759	$ 41,759

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis at March 31, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2007	Income	Income	Settlements	of Level 3	3/31/2008
Derivative financial
instruments	$ (15,976)	$ 188	$ (25,794)	$ (162)	$ -	$ (41,744)

Of the instruments for which Mid-America utilized significant Level 3 inputs to determine fair value and that were still held by Mid-America at March 31, 2008, the unrealized loss for the three months ended March 31, 2008 was $25.8 million.  The fair value of these instruments are reported on the balance sheet in Other Assets and Accrued Expenses and Other Liabilities with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense.

Both observable and unobservable inputs may be used to determine the fair value of positions that Mid-America has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

8.           Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date will be for fiscal years beginning after November 15, 2008.  Mid-America adopted Statement 157 effective January 1, 2008. Management does not believe the adoption has had or will have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report.  Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Forward Looking Statements

We consider portions of this Report to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future.  Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,
•	the failure of acquisitions to achieve anticipated results,
•	possible difficulty in selling apartment communities,
•	the timing and closing of planned acquisitions or dispositions,
•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,
•	insufficient cash flow that could affect our debt financing and create refinancing risk,
•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,
•	development and construction risks that may impact our profitability,
•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us,
•	risks from extraordinary losses for which we may not have insurance or adequate reserves,
•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage,
•	delays in completing developments and lease-ups on schedule,
•	investments through joint ventures involve risks not present in investments in which we are the sole investor,
•	our failure to succeed in new markets,
•	changing interest rates, which could increase interest costs and affect the market price of our securities,
•	potential liability for environmental contamination, which could result in substantial costs to us,
•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year,
•
our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•	changes in real estate tax laws, tax laws and other laws affecting our business.

In addition to these factors overall risks that could affect our business and prospects are set forth below in Part II, Item 1A. Risk Factors. We encourage investors to review these risks factors.

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

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

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

In accordance with Statement 142, goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, Mid-America determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. Mid-America determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. While Mid-America’s calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the hedging instruments and the underlying hedged item are measured by Mid-America before entering into the hedging relationship and have been found to be highly correlated.

Mid-America measures ineffectiveness using the change in the variable cash flows method for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings.  The change in fair value of the interest rate swaps and caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

On January 1, 2008, Mid-America adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157.  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Statement 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that Mid-America has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Mid-America’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Statement 157, Mid-America incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Mid-America has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Mid-America has determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties.  As of March 31, 2008, Mid-America has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, Mid-America has determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.  As of March 31, 2008, Mid-America had a total of $875 million in derivative instruments, all of which had fair values measured using Level 3 inputs. Realized and unrealized losses did not materially affect our results of operations, liquidity or capital resources during the first quarter.  Mid-America experienced an overall decrease in fair value of our derivatives due to the overall decrease in the interest rate market throughout the first quarter.  Mid-America does not anticipate realizing a significant portion of the current unrealized loss.

Overview of the Three Months Ended March 31, 2008

Mid-America’s operating results for the three months ended March 31, 2008 benefited from continued improvement in market conditions which helped us increase both rental revenues and occupancy at our existing communities. Our operations also benefited from the five communities purchased since the first quarter of 2007.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three month period ended March 31, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Property revenues for the three months ended March 31, 2008 were approximately $92.1 million, an increase of approximately $7.2 million from the three months ended March 31, 2007 due to (i) a $3.8 million increase in property revenues from the five properties acquired since the end of the first quarter of 2007, or the Acquisitions, (ii) a $0.4 million increase in property revenues from our development communities, and (iii) a $3.0 million increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 2.6% increase in average effective rent per unit and a 0.7% increase in occupancy in the first quarter of 2008 from the first quarter of 2007. Our same store portfolio consists of those properties in our portfolio which have been held and were stabilized for at least 12 months. Communities not included in the same store portfolio would include acquisitions within the last 12 months, communities being developed or in lease-up, and communities undergoing extensive renovations.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2008 were approximately $37.6 million, an increase of approximately $2.7 million from the three months ended March 31, 2007 due primarily to increases in property operating expenses of (i) $1.9 million from the Acquisitions, (ii) $0.2 million from our development communities, and (iii) $0.6 million from all other communities.

Depreciation expense for the three months ended March 31, 2008 was approximately $22.3 million, an increase of approximately $1.0 million from the three months ended March 31, 2007 primarily due to the increases in depreciation expense of (i) $1.2 million from the Acquisitions, (ii) $0.1 million from our development communities, and (iv) $0.4 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.7 million from the expiration of the amortization of fair market value of leases of six communities acquired by Mid-America in 2006.

Property management expenses for the three months ended March 31, 2008 were approximately $4.3 million, a slight decrease from the $4.4 million of property management expenses in the first quarter of 2007, mainly because the first quarter of 2007 included an increase to expense to accrue for a higher level of 2006 employee incentives resulting from better than expected property performance. General and administrative expenses increased by approximately $0.2 million over this same period mainly as a result of the addition of corporate level positions.

Interest expense for the three months ended March 31, 2008 was approximately $16.3 million, an increase of $0.3 million, from the three months ended March 31, 2007 primarily due to an approximate $96.8 million increase in our average debt outstanding due to new acquisitions, and our development and redevelopment programs. The increase in interest expense was partially offset by a decrease in average borrowing cost for the quarter from 5.53% for the first quarter of 2007 to 5.12% for the first quarter of 2008.

In the three months ended March 31, 2007, Mid-America benefited from gains totaling approximately $6.4 million due to the sale of a joint venture property and a resultant incentive fee. No properties were sold during the first quarter of 2008.

Primarily as a result of the foregoing, net income decreased by approximately $3.6 million in the first quarter of 2008 from the first quarter of 2007.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income (computed in accordance with GAAP), excluding extraordinary items, minority interest in Operating Partnership income, gains or losses on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition.  Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to net income for the three month periods ended March 31, 2008, and 2007 (dollars and shares in thousands):

	Three months
	ended March 31,
	2008	2007
Net income	$ 7,679	$ 11,324
Depreciation of real estate assets	21,961	20,971
Net gains on insurance and other settlement proceeds	(128)	(510)
Gain on dispositions within real estate joint ventures	-	(5,387)
Depreciation of real estate assets of
discontinued operations	-	133
Loss on sale of discontinued operations	59	-
Depreciation of real estate assets of
real estate joint ventures	95	14
Preferred dividend distribution	(3,216)	(3,491)
Minority interest in operating partnership income	532	1,038
Funds from operations	$ 26,982	$ 24,092

Weighted average shares and units:
Basic	28,052	27,576
Diluted	28,180	27,778

FFO for the three month period ended March 31, 2008 increased primarily as the result of recently acquired properties and improved performance from existing properties.

Trends

During the first quarter of 2008, rental demand for apartments continued to improve throughout most of Mid-America’s markets. Our same store portfolio (properties we have held for at least a year after initial lease-up) reported an average revenue growth of 3.8% over the first quarter of 2007. Same store revenue growth was also up an average of 0.7% over the fourth quarter of 2007.  Exceptional performers were markets in Texas and Tennessee. Following several years of rapid growth, markets in Florida did not perform as well.

Job formation, which is the primary driver of demand by apartment residents, continued in most of our markets. On the supply side, new apartment construction continued to be limited, as in most markets, rents have yet to rise sufficiently to offset the rapid run-up of costs of new construction over the last five years. Competition from condominiums reverting back to being rental units, or new condominiums being converted to rental, was not a major factor in most of our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We are seeing rental competition from condominiums and single family houses in only a few submarkets.

The primary reason that our residents leave us is to buy a house, but we have seen that reason as a percent of total move-outs drop over the past nine months. Analysts point out that homeownership increased from 65% to almost 69% of households over the past ten years, driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit reporting. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

While it seems possible that we will face slower economic growth as a result of reduced liquidity in the economy, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will occur for most of our markets for the next two or three years. Should the economy fall into recession, the limited new supply of apartments and the more controlled competition from single family housing should lessen the impact.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased by approximately $11.1 million from $20.1 million in the first quarter of 2007 to $31.2 million in the first quarter of 2008 mainly as a result of cash from improved existing and new property operations.

Net cash used in investing activities increased by approximately $44.8 million during the first quarter of 2008 to $45.8 million from $1.0 million in the first quarter of 2007 mainly related to acquisition and disposition activities. In the first quarter of 2008, Mid-America had cash outflows of $23.5 million for a wholly owned acquisition and $6.8 million representing Mid-America’s share of two acquisitions purchased by Mid-America Multifamily Fund I, LLC, or Fund I, Mid-America’s joint venture. In the first quarter of 2007, Mid-America received $9.9 million from the sale of a joint venture property and a resultant incentive fee.

The first quarter of 2008 provided $4.4 million from financing activities compared to $18.3 million used by financing activities in the first quarter of 2007, an increase of $22.7 million. This change was mainly due to the net change in our credit lines resulting from property acquisitions.

The weighted average interest rate at March 31, 2008 for the $1.3 billion of debt outstanding was 5.1%, compared to the weighted average interest rate of 5.6% on $1.2 billion of debt outstanding at March 31, 2007. Mid-America utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedule presented later in this section.

At March 31, 2008, Mid-America had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total borrowing capacity of $1.4 billion and availability to borrow of $1.3 billion at March 31, 2008. Mid-America had total borrowings outstanding under these credit facilities of $1.1 billion at March 31, 2008.

Approximately 71% of Mid-America’s outstanding obligations at March 31, 2008 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, practically all of which was available to borrow at March 31, 2008. Mid-America had total borrowings outstanding under the FNMA Facilities of approximately $901 million at March 31, 2008. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% - 0.07% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.62% to 0.795%.  In December 2007, however, the spread between three-month LIBOR and DMBS increased up to 0.57%. While we feel this recent increase is an anomaly and believe that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change.

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

As of March 31, 2008, Mid-America had entered into interest rate swaps totaling a notional amount of $828 million. To date, these swaps have proven to be highly effective hedges. We also had interest rate cap agreements totaling a notional amount of approximately $47 million as of March 31, 2008.

Summary details of the debt outstanding at March 31, 2008 follows in the table below (dollars in thousands):

			Outstanding
			Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 966,947	5.6%	2/15/2012	2/15/2012
Tax Exempt			73,205	4.5%	3/8/2013	3/8/2013
Subtotal Fixed Rate or Swapped			1,040,152	5.5%	3/14/2012	3/14/2012
Variable Rate
Conventional			179,740	3.4%	5/28/2008	11/27/2013
Tax Exempt			4,760	3.7%	3/31/2008	6/1/2028
Conventional - Capped			17,936	3.6%	11/13/2009	11/13/2009
Tax Exempt - Capped			29,185	3.1%	3/26/2011	3/26/2011
Subtotal Variable Rate			231,621	3.4%	5/21/2008	4/4/2014
Total Combined Debt Outstanding			$ 1,271,773	5.1%	7/4/2011	7/29/2012

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 109,947	5.1%	11/8/2014	11/8/2014
Tax Exempt Fixed Rate			11,875	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760	3.7%	3/31/2008	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$ 90,515	$ 90,515	90,515	3.1%	4/15/2008	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	90,000	90,000	90,000	7.5%	7/1/2009	7/1/2009
Variable Rate Borrowings	863,914	847,234	720,318	3.4%	5/29/2008	3/9/2015
Subtotal FNMA Facilities	1,044,429	1,027,749	900,833	3.7%	7/3/2008	7/7/2014
Freddie Mac Credit Facility I	100,000	96,404	96,404	3.1%	6/7/2008	7/1/2011
Freddie Mac Credit Facility II	200,000	97,725	97,725	2.9%	5/23/2008	6/2/2014
AmSouth Credit Facility	50,000	42,794	10,848	4.6%	4/30/2008	5/24/2008
Union Planters Bank			39,381	4.1%	5/31/2008	4/1/2009
Total Underlying Debt Outstanding			$ 1,271,773	3.7%	3/23/2009	4/12/2014

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 767,000	5.4%	12/30/2011
BMA indexed			61,330	4.4%	2/20/2010
Total Interest Rate Swaps			$ 828,330	5.3%	11/10/2011

Interest Rate Caps
LIBOR indexed			$ 17,936	6.2%	11/13/2009
BMA indexed			29,185	6.0%	3/26/2011
Total Interest Rate Caps			$ 47,121	6.1%	9/17/2010

Mid-America believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and are also heavily reliant on the creditworthiness of FNMA, which provided credit enhancement for approximately $901 million of our debt as of March 31, 2008. The interest rate market for FNMA DMBS, which in our experience is highly correlated with three-month LIBOR interest rates, is also an important component of our liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, we would seek alternative sources of debt financing.

For the three months ended March 31, 2008, Mid-America’s net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $4.7 million. This compares to a shortfall of approximately $3.3 million for the same period in 2007. While Mid-America has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects Mid-America’s total contractual cash obligations which consists of its long-term debt and operating leases as of March 31, 2008, (dollars in thousands):

Contractual
Obligations (1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-Term Debt (2)	$ 98,121	$ 106,113	$ 1,828	$ 176,962	$ 2,036	$ 886,713	$ 1,271,773
Fixed Rate or
Swapped Interest (3)	35,667	41,712	33,654	26,387	18,359	32,941	188,720
Operating Lease	7	7	7	6	5	-	32
Total	$ 133,795	$ 147,832	$ 35,489	$ 203,355	$ 20,400	$ 919,654	$ 1,460,525

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in the preceeding table.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the financial statements.

Off-Balance Sheet Arrangements

At March 31, 2008, and 2007, Mid-America did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America’s two joint ventures with Crow Holdings (one terminated in 2005 and one in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance Mid-America’s return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. In addition, Mid-America does not engage in trading activities involving non-exchange traded contracts. As such, Mid-America is not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. Mid-America does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with Mid-America or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 in our 2007 Annual Report of Form 10-K.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date will be for fiscal years beginning after November 15, 2008.  Mid-America adopted Statement 157 effective January 1, 2008. Management does not believe the adoption has had or will have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes associated with our credit facilities and other variable rate debt as well as refinancing risk on our fixed rate debt. Mid-America’s involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates and we do not expect to use them for trading or other speculative purposes.

There have been no material changes in Mid-America’s market risk as disclosed in the 2007 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which is incorporated by reference herein.

Item 4.             Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The management of Mid-America, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2008, (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended March 31, 2008, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

Item 4T.         Controls and Procedures
Not applicable

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings
None.

Item 1A.         Risk Factors

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations.  Investors should carefully consider the risks described below before making an investment decision.  Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2008.

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

•	conversion of condominiums and single family houses to rental use;
•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;
•	inability to rent apartments on favorable economic terms;
•	changes in governmental regulations and the related costs of compliance;
•	changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
•	an uninsured loss, resulting from a catastrophic storm or act of terrorism;
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

Debt Level, Refinancing and Loan Covenant Risk May Adversely Affect Financial Condition and Operating Results and Our Ability to Maintain Our Status as a REIT *

At March 31, 2008, Mid-America had total debt outstanding of $1.3 billion. Payments of principal and interest on borrowings may leave Mid-America with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for Mid-America to maintain our qualification as a REIT. Mid-America currently intends to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause Mid-America to exceed that target from time-to-time. As of March 31, 2008, Mid-America’s ratio of debt to undepreciated book value was approximately 53%. Mid-America’s Board of Directors can modify this policy at any time which could allow Mid-America to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, Mid-America must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect Mid-America’s financial condition and/or our funds from operations. Mid-America relies on FNMA and Freddie Mac, which we refer to as the agencies, for the majority of our debt financing and has agreements with the agencies and with other lenders that require us to comply with certain covenants. The breach of any one of these covenants would place Mid-America in default with our lenders and may have serious consequences on the operations of Mid-America.

Variable Interest Rates May Adversely Affect Funds from Operations*

At March 31, 2008, effectively $185 million of Mid-America’s debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. Mid-America may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect Mid-America’s funds from operations and the amounts available to pay distributions to shareholders. Mid-America’s $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. Mid-America also has credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At March 31, 2008, a total of $1.1 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates Mid-America was exposed to at March 31, 2008. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, Mid-America will be exposed to the risks of varying interest rates.

Interest Rate Hedging may be Ineffective*

Mid-America relies on the financial markets to refinance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $901 million of Mid-America’s debt. The interest rate market for FNMA Discount Mortgage Backed Securities, or DMBS, which in Mid-America’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of Mid-America’s liquidity and interest rate swap effectiveness.

Typically, for the credit facility we have with FNMA, the DMBS rate has approximated three-month LIBOR less an average spread of 0.05% - 0.07% over the life of the facility. We also pay a credit enhancement fee of 0.62% to 0.795%. In September 2007, however, the spread between three-month LIBOR and DMBS increased significantly, and peaked at 0.57% in December before dropping back to 0.26% in March 2008. While we believe that the current market illiquidity is an anomaly and that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheets, and potentially cause a breach with one of our debt covenants.

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

Our Ownership Limit Restricts the Transferability of Our Capital Stock

Our charter limits ownership of our capital stock by any single shareholder to 9.9% of the value of all outstanding shares of our capital stock, both common and preferred. The charter also prohibits anyone from buying shares if the purchase would result in our losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code of 1986, as amended, or the Code, owning 50% or more of our shares. If you acquire shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

•	will consider the transfer to be null and void;
•	will not reflect the transaction on our books;
•	may institute legal action to enjoin the transaction;
•	will not pay dividends or other distributions with respect to those shares;
•	will not recognize any voting rights for those shares;
•	will consider the shares held in trust for our benefit; and
•	will either direct you to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, you will be paid a price equal to the lesser of:
1.	the price you paid for the shares; or
2.	the average of the last reported sales prices on the New York Stock Exchange on the ten trading days immediately preceding the date fixed for redemption by our Board of Directors.

If you acquire shares in violation of the limits on ownership described above:
•	you may lose your power to dispose of the shares;
•	you may not recognize profit from the sale of such shares if the market price of the shares increases; and
•	you may be required to recognize a loss from the sale of such shares if the market price decreases.

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
None.

Item 3.           Defaults Upon Senior Securities
None.

Item 4.           Submission of Matters to a Vote of Security Holders
None

Item 5.           Other Information
None.

Item 6.           Exhibits
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
10.1	Fourth Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated July 16, 2007
10.2
Fourteenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 28, 2006

10.3
Eighteenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., and Mid-America Apartments, L.P., dated January 30, 2008

10.4
Ninth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated December 28, 2006

10.5
Thirteenth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated January 30, 2008

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: May 1, 2008	By: /s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)