Form 10-Q
period 2008-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2008-07-31
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 15, 2008
Common Stock, $0.01 par value	27,498,199

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007
(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
Assets:
Real estate assets:
Land	$ 222,669	$ 214,743
Buildings and improvements	2,113,992	2,044,380
Furniture, fixtures and equipment	60,694	55,602
Capital improvements in progress	32,938	12,886
	2,430,293	2,327,611
Less accumulated depreciation	(660,053)	(616,364)
	1,770,240	1,711,247

Land held for future development	2,300	2,360
Commercial properties, net	7,910	6,778
Investments in and advances to real estate joint ventures	6,745	168
Real estate assets, net	1,787,195	1,720,553

Cash and cash equivalents	9,977	17,192
Restricted cash	3,833	3,724
Deferred financing costs, net	15,698	15,219
Other assets	20,554	23,028
Goodwill	4,106	4,106
Total assets	$ 1,841,363	$ 1,783,822

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,243,827	$ 1,264,620
Accounts payable	1,552	1,099
Accrued expenses and other liabilities	85,499	77,252
Security deposits	8,851	8,453
Total liabilities	1,339,729	1,351,424

Minority interest	31,481	28,868

Redeemable stock	2,238	2,574

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$166,863 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
27,482,974 and 25,718,880 shares issued and outstanding at
June 30, 2008, and December 31, 2007, respectively (1)	274	257
Additional paid-in capital	920,762	832,511
Accumulated distributions in excess of net income	(438,251)	(414,966)
Accumulated other comprehensive income	(14,932)	(16,908)
Total shareholders' equity	467,915	400,956
Total liabilities and shareholders' equity	$ 1,841,363	$ 1,783,822

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for June 30, 2008 and December 31, 2007, are 43,847 and 60,212, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2008, and 2007
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues:
Rental revenues	$ 88,608	$ 82,875	$ 176,537	$ 164,087
Other property revenues	4,165	3,904	8,352	7,649
Total property revenues	92,773	86,779	184,889	171,736
Management fee income	61	-	89	34
Total operating revenues	92,834	86,779	184,978	171,770
Property operating expenses:
Personnel	11,578	10,472	22,826	20,486
Building repairs and maintenance	3,548	3,188	6,661	6,244
Real estate taxes and insurance	11,726	11,624	23,167	22,722
Utilities	5,050	4,761	10,214	9,548
Landscaping	2,420	2,296	4,863	4,568
Other operating	4,358	4,128	8,565	7,847
Depreciation	22,420	21,108	44,688	42,396
Total property operating expenses	61,100	57,577	120,984	113,811
Property management expenses	4,387	4,380	8,645	8,793
General and administrative expenses	2,831	2,556	5,751	5,228
Income from continuing operations before non-operating items	24,516	22,266	49,598	43,938
Interest and other non-property income	116	51	224	145
Interest expense	(15,145)	(16,034)	(31,479)	(32,048)
Loss on debt extinguishment	-	(52)	-	(52)
Amortization of deferred financing costs	(486)	(574)	(1,114)	(1,135)
Incentive fees from real estate joint ventures	-	-	-	1,019
Net gains on insurance and other settlement proceeds	416	332	544	842
Gain (loss) on sale of non-depreciable assets	-	226	(3)	226
Income from continuing operations before minority interest and	9,417	6,215	17,770	12,935
investments in real estate joint ventures
Minority interest in operating partnership income	(513)	(763)	(1,045)	(1,801)
(Loss) gains from real estate joint ventures	(199)	(51)	(282)	5,329
Income from continuing operations	8,705	5,401	16,443	16,463
Discontinued operations:
Income from discontinued operations before gain on sale	-	274	-	536
(Loss) gains on sale of discontinued operations	(61)	3,443	(120)	3,443
Net income	8,644	9,118	16,323	20,442
Preferred dividend distributions	3,217	3,490	6,433	6,981
Net income available for common shareholders	$ 5,427	$ 5,628	$ 9,890	$ 13,461

Weighted average shares outstanding (in thousands):
Basic	26,599	25,288	26,113	25,188
Effect of dilutive stock options	128	176	129	189
Diluted	26,727	25,464	26,242	25,377

Net income available for common shareholders	$ 5,427	$ 5,628	$ 9,890	$ 13,461
Discontinued property operations	61	(3,717)	120	(3,979)
Income from continuing operations available for common shareholders	$ 5,488	$ 1,911	$ 10,010	$ 9,482

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.20	$ 0.07	$ 0.38	$ 0.37
Discontinued property operations	-	0.15	-	0.16
Net income available for common shareholders	$ 0.20	$ 0.22	$ 0.38	$ 0.53

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.20	$ 0.07	$ 0.38	$ 0.37
Discontinued property operations	-	0.15	-	0.16
Net income available for common shareholders	$ 0.20	$ 0.22	$ 0.38	$ 0.53

Dividends declared per common share	$ 0.615	$ 0.605	$ 1.230	$ 1.210

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$ 16,323	$ 20,442
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations before asset impairment, settlement
proceeds and gain on sale	-	(536)
Depreciation and amortization of deferred financing costs	45,802	43,531
Stock compensation expense	380	490
Stock issued to employee stock ownership plan	495	440
Redeemable stock issued	221	184
Amortization of debt premium	(887)	(1,018)
Loss from investments in real estate joint ventures	320	58
Minority interest in operating partnership income	1,045	1,801
Loss on debt extinguishment	-	52
Derivative interest expense	167	98
Loss (gain) on sale of non-depreciable assets	3	(226)
Loss (gain) on sale of discontinued operations	120	(3,443)
Gains on disposition within real estate joint ventures	(38)	(5,387)
Incentive fees from real estate joint ventures	-	(1,019)
Net gains on insurance and other settlement proceeds	(544)	(842)
Changes in assets and liabilities:
Restricted cash	(109)	(4)
Other assets	7,143	5,479
Accounts payable	453	(2,124)
Accrued expenses and other	3	226
Security deposits	398	652
Net cash provided by operating activities	71,295	58,854
Cash flows from investing activities:
Purchases of real estate and other assets	(58,293)	(35,225)
Improvements to existing real estate assets	(18,182)	(13,923)
Renovations to existing real estate assets	(8,873)	(4,709)
Development	(13,492)	(9,950)
Distributions from real estate joint ventures	1	9,855
Contributions to real estate joint ventures	(6,913)	(98)
Proceeds from disposition of real estate assets	857	13,778
Net cash used in investing activities	(104,895)	(40,272)
Cash flows from financing activities:
Net change in credit lines	3,887	11,572
Principal payments on notes payable	(23,793)	(11,333)
Payment of deferred financing costs	(1,593)	(1,298)
Repurchase of common stock	(474)	(123)
Proceeds from issuances of common shares and units	89,715	21,906
Distributions to unitholders	(3,166)	(3,012)
Dividends paid on common shares	(31,758)	(30,566)
Dividends paid on preferred shares	(6,433)	(6,981)
Net cash provided by (used in) financing activities	26,385	(19,835)
Net decrease in cash and cash equivalents	(7,215)	(1,253)
Cash and cash equivalents, beginning of period	17,192	5,545
Cash and cash equivalents, end of period	$ 9,977	$ 4,292

Supplemental disclosure of cash flow information:
Interest paid	$ 31,334	$ 33,809
Supplemental disclosure of noncash investing and financing activities:
Interest capitalized	$ 328	$ 520
Marked-to-market adjustment on derivative instruments	$ 1,976	$ 6,945
Reclass of preferred stock from equity to liabilities	$ -	$ 442
Reclass of redeemable stock from equity to liabilities	$ 475	$ -

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008, and 2007 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of June 30, 2008, we owned or owned interests in 142 multifamily apartment communities comprising 41,633 apartments located in 13 states, including 2 communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and 2 development communities in varying stages of lease-up. None of these communities were classified as held for sale as of June 30, 2008. In addition, we had 124 apartments under development and not yet in lease-up adjacent to one of our existing communities.

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Mid-America Apartment Communities, Inc. in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2007 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P. (the “Operating Partnership”) (collectively, “Mid-America”).  In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in Mid-America’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of June 30, 2008, Mid-America owned or had an ownership interest in 142 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           Comprehensive Income

Total comprehensive income and its components for the three and six month periods ended June 30, 2008, and 2007 were as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Net income	$ 8,644	$ 9,118	$ 16,323	$ 20,442
Marked-to-market adjustment
on derivative instruments	27,556	9,871	1,976	6,945
Total comprehensive income	$ 36,200	$ 18,989	$ 18,299	$ 27,387

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

On May 21, 2008, Mid-America purchased the Providence at Brier Creek apartments, a 313-unit community located in Raleigh, NC.

5.           Discontinued Operations

As part of Mid-America’s disposition strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in April 2006, we entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. Both of these communities were subsequently sold on May 3, 2007. Also in line with this strategy, in March 2007, we entered into an agreement to list the 144-unit Somerset apartments and the 192-unit Woodridge apartments both located in Jackson, Mississippi, for sale. Both of these communities were subsequently sold on July 16, 2007. In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement No. 144, these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and six month periods ended June 30, 2008, and 2007, (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008		2007

Revenues
Rental revenues	$ -		$ 786	$ -		$ 1,962
Other revenues	-		46	-		113
Total revenues	-		832	-		2,075
Expenses
Property operating expenses	-		436	-		1,103
Depreciation	-		(1)	-		132
Interest expense	-		123	-		304
Total expense	-		558	-		1,539
Income from discontinued operations before
gain on sale and settlement proceeds	-		274	-		536
(Loss) gain on sale of discontinued operations	(61)	(1)	3,443	(120)	(1)	3,443
Income from discontinued operations	$ (61)		$ 3,717	$ (120)		$ 3,979

(1) Amount represents adjustment related to final expenses from a disposition of real estate assets in a prior period.

Subsequent to June 30, 2008, Mid-America entered into contracts to market the following communities for sale: River Trace in Memphis, TN, Riverhills in Grenada, MS, Woodstream in Greensboro, NC and Westbury Springs in Lilburn, GA. As a result, these communities will be classified as held for sale beginning in July 2008, in accordance with Statement No. 144.

6.           Share and Unit Information

On June 30, 2008, 27,482,974 common shares and 2,406,411 operating partnership units were outstanding, representing a total of 29,889,385 shares and units. Additionally, Mid-America had outstanding options for the purchase of 94,688 shares of common stock at June 30, 2008, of which 42,957 were anti-dilutive. At June 30, 2007, 25,511,314 common shares and 2,482,593 operating partnership units were outstanding, representing a total of 27,993,907 shares and units. Additionally, Mid-America had outstanding options for the purchase of 144,620 shares of common stock at June 30, 2007, of which 64,477 were anti-dilutive.

During the three-month period ended June 30, 2008, we issued 1,182,300 shares of common stock through at-the-market offerings or negotiated transactions and received net proceeds of $64.0 million under an existing controlled equity offering program. For the first six months of 2008, we issued a total of 1,482,300 shares of common stock for net proceeds of $79.5 million through this program, which exhausted the authorized shares in the sales agreement.

Subsequent to June 30, 2008, Mid-America entered into a second controlled equity offering sales agreement with similar terms authorizing the sale of up to 1,350,000 shares of common stock. As of the filing of this Form 10-Q, no shares have been sold under the new agreement.

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

All of our derivative financial instruments are reported at fair value, are represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of June 30, 2008, and 2007, the ineffective portion of the hedging transactions reclassified to earnings was a $114,000 increase, and a $69,000 increase, respectively, to interest expense.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”).  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, Mid-America uses certain derivative financial instruments to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Statement 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  As of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

 The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008
(dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets and Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Derivative financial instruments	$ -	$ -	$ 2,192	$ 2,192

Liabilities
Derivative financial instruments	$ -	$ -	$ 16,559	$ 16,559

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the Six Months Ended June 30, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2007	Income	Income	Settlements	of Level 3	6/30/2008
Derivative
financial
instruments	$ (15,976)	$ 134	$ (537)	$ 2,012	$ -	$ (14,367)

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the period April 1, 2008 to June 30, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	3/31/2008	Income	Income	Settlements	of Level 3	6/30/2008
Derivative
financial
instruments	$ (41,744)	$ (54)	$ 26,238	$ 1,193	$ -	$ (14,367)

Of the instruments for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at June 30, 2008, the unrealized loss for the six months ended June 30, 2008 was $537,000.  The fair value of these instruments are reported on the balance sheet in Other Assets and Accrued Expenses and Other Liabilities with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

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

9.           Subsequent Events

Held for Sale
In July 2008, Mid-America entered into marketing contracts to list four communities for sale: River Trace in Memphis, TN, Riverhills in Grenada, MS, Woodstream in Greensboro, NC and Westbury Springs in Lilburn, GA. As a result, these communities will be classified as held for sale beginning in July 2008.

Share and Unit Information
On July 3, 2008, Mid-America entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. to sell up to 1,350,000 shares of Mid-America’s common stock, from time-to-time in at-the-market offerings or negotiated transactions. At the time of the filing of this Form 10-Q, no shares had been sold through this agreement.

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors,
•	inability to acquire funding through the capital markets,
•	inability to pay required distributions to maintain REIT status due to required debt payments,
•	changes in variable interest rates,
•	loss of hedge accounting treatment for interest rate swaps due to volatility in the financial markets,
•	unexpected capital needs,
•	significant disruption in the credit markets, including the inability of Fannie Mae and Freddie Mac to continue as major suppliers of debt financing for multi-family housing and for Mid-America,
•	increasing real estate taxes and insurance costs,
•	losses from catastrophes in excess of our insurance coverage
•	inability to meet loan covenants,
•	inability to attract and retain qualified personnel,
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into Mid-America,
•	inability to timely dispose of assets,
•	potential liability for environmental contamination,
•	litigation and compliance costs associated with laws requiring access for disabled persons,
•	inability of a joint venture to perform as expected,
•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status,

These factors, among others, are set forth below in Part II, Item 1A. Risk Factors. We encourage investors to review these risks factors.

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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”).  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Statement 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.  As of June 30, 2008, the Company had a total notional amount of $925.4 million in derivative instruments, all of which had fair values measured using Level 3 inputs. Realized and unrealized losses did not materially affect our results of operations, liquidity or capital resources during the second quarter.  The Company experienced an overall increase in fair value of our derivatives due to the fluctuations in the interest rate market throughout the second quarter.  The Company does not anticipate realizing a significant portion of the current unrealized loss.

Overview of the Three Months Ended June 30, 2008

Mid-America’s operating results for the three months ended June 30, 2008 benefited from continued improvement in rental revenues at our existing communities and the addition of six communities purchased during 2007 and 2008.

Mid-America also benefited from reduced interest expense as the reduction in our average cost of debt more than offset the increase in our debt outstanding.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three and six month periods ended June 30, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Property revenues for the three months ended June 30, 2008 were approximately $92.8 million, an increase of approximately $6.0 million from the three months ended June 30, 2007 due to (i) a $3.9 million increase in property revenues from the six properties acquired during 2007 and 2008, or the Acquisitions, (ii) a $0.4 million increase in property revenues from our development communities, and (iii) a $1.7 million increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 1.8% increase in average effective rent per unit in the second quarter of 2008 from the second quarter of 2007. Communities are moved into our same store portfolio the quarter after they have been held and were stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities that have been approved by the Board of Directors to be sold. The four communities approved for sale as of June 30, 2008, are being excluded from the same store portfolio before they meet the technical requirements to be classified as discontinued operations under Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, because during the three months ended June 30, 2008, management initiated various programs in preparation for disposing of the communities and therefore felt it was inappropriate to include the communities in the same store group.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2008 were approximately $38.7 million, an increase of approximately $2.2 million from the three months ended June 30, 2007 due primarily to increases in property operating expenses of (i) $1.6 million from the Acquisitions, (ii) $0.1 million from our development communities, and (iii) $0.5 million from all other communities.

Depreciation expense for the three months ended June 30, 2008 was approximately $22.4 million, an increase of approximately $1.3 million from the three months ended June 30, 2007 primarily due to the increases in depreciation expense of (i) $1.2 million from the Acquisitions, (ii) $0.1 million from our development communities, and (iii) $0.4 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.4 million from the expiration of the amortization of fair market value of leases of communities previously acquired by Mid-America.

Property management expenses for the three months ended June 30, 2008 remained relatively flat at approximately $4.4 million from the same level for the second quarter of 2007. General and administrative expenses increased by approximately $0.3 million over this same period mainly as a result of increased headcount.

Interest expense for the three months ended June 30, 2008 was approximately $15.1 million, a decrease of $0.9 million, from the three months ended June 30, 2007 primarily due to a decrease in our average borrowing cost from 5.51% for the second quarter of 2007 to 4.81% for the second quarter of 2008.

In the three months ended June 30, 2007, Mid-America benefited from gains totaling approximately $3.7 million due to the sale of two properties and some land. No properties were sold during the second quarter of 2008.

Primarily as a result of the foregoing, net income decreased by approximately $0.5 million in the second quarter of 2008 from the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Property revenues for the six months ended June 30, 2008 were approximately $184.9 million, an increase of approximately $13.2 million from the six months ended June 30, 2007 due to (i) a $7.7 million increase in property revenues from the Acquisitions, (ii) an $0.8 million increase in property revenues from our development communities, and (iii) a $4.7 million increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by increases in average effective rent per unit and a reduction in the rate of concessions of net potential rent from the first six months of 2007 to the first six months of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2008 were approximately $76.3 million, an increase of approximately $4.9 million from the six months ended June 30, 2007 due primarily to increases in property operating expenses of (i) $3.5 million from the Acquisitions, (ii) $0.3 million from our development communities, and (iii) $1.1 million from all other communities.

Depreciation expense for the six months ended June 30, 2008 was approximately $44.7 million, an increase of approximately $2.3 million from the six months ended June 30, 2007 primarily due to the increases in depreciation expense of (i) $2.4 million from the Acquisitions, (ii) $0.3 million from our development communities, and (iii) $0.7 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $1.1 million from the expiration of the amortization of fair market value of leases of communities previously acquired by Mid-America.

Property management expenses for the six months ended June 30, 2008 were approximately $8.6 million, a slight decrease of $0.1 million from the six months ended June 30, 2007. General and administrative expenses increased by approximately $0.5 million over this same period mainly as a result of increased headcount.

Interest expense for the six months ended June 30, 2008 was approximately $31.5 million, a decrease of $0.6 million from the six months ended June 30, 2007 primarily due to a decrease in our average borrowing cost from 5.52% for the first six months of 2007 to 4.97% for the first six months of 2008.

In the six months ended June 30, 2007, Mid-America benefited from gains totaling approximately $10.0 million due to the sale of two properties, the sale of some land, and the sale of joint venture assets and a resultant incentive fee. No properties were sold during the first six months of 2008.

Primarily as a result of the foregoing, net income decreased by approximately $4.1 million in the first six months of 2008 from the first six months of 2007.

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

Mid-America’s policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period, typically the first 12 months, for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and thus are not deducted in calculating FFO.

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

The following table is a reconciliation of FFO to net income for the three and six month periods ended June 30, 2008, and 2007 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net income	$ 8,644	$ 9,118	$ 16,323	$ 20,442
Depreciation of real estate assets	22,006	20,781	43,967	41,752
Net gains on insurance and other settlement proceeds	(416)	(332)	(544)	(842)
Gain on dispositions within real estate joint ventures	(38)	-	(38)	(5,387)
Depreciation of real estate assets of
discontinued operations	-	(1)	-	132
Loss (gains) on sale of discontinued operations	61	(3,443)	120	(3,443)
Depreciation of real estate assets of
real estate joint ventures	275	-	370	14
Preferred dividend distribution	(3,217)	(3,490)	(6,433)	(6,981)
Minority interest in operating partnership income	513	763	1,045	1,801
Funds from operations	$ 27,828	$ 23,396	$ 54,810	$ 47,488

Weighted average shares and units:
Basic	29,017	27,775	28,535	27,676
Diluted	29,146	27,951	28,663	27,865

FFO for the three and six month periods ended June 30, 2008 increased primarily as the result of recently acquired properties, improved performance from existing properties and a decrease in interest expense from the reduction in our cost of borrowing.

Trends

During the first half of 2008, rental demand for apartments continued at robust levels in most of Mid-America’s markets with the notable exception of Florida, where after several years of good growth, markets were a little weak. Towards the end of the second quarter, we experienced a modest slow-down in traffic and a reduction in our rate of revenue growth, which we think is likely to be due to the slow down in general economic conditions. Our same store portfolio reported an average effective rent growth of 2.2% over the first half of 2007. Same store effective rent growth for the second quarter of 2008 was also up an average of 0.2% over the first quarter of 2008.  Exceptional performers were markets in Texas, the Carolinas, and Tennessee.

Job formation, which is the primary driver of demand by apartment residents, continued in most of our markets, but showed signs of slowing towards the end of the second quarter. On the supply side, new apartment construction continued to be limited, as in most markets, rents have yet to rise sufficiently to offset the rapid run-up of costs of new construction over the last five years. Competition from condominiums reverting back to being rental units, or new condominiums being converted to rental, was not a major factor in most of our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We are seeing significant rental competition from condominiums and single family houses in only a few submarkets.

The primary reason that our residents leave us is to buy a house, but we have seen that reason as a percent of total move-outs drop over the past twelve months. Analysts point out that homeownership increased from 65% to over 69% of households over ten years ending 2005, representing approximately 5 million households, driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit reporting. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

We believe that the signs of slower revenue growth and reduced traffic will be temporary, and that revenue growth should accelerate later in 2009 and 2010. We believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for Mid-America’s markets.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased by approximately $12.4 million from $58.9 million in the first six months of 2007 to $71.3 million in the first six months of 2008 mainly as a result of cash from improved existing and new property operations.

Net cash used in investing activities increased by approximately $64.6 million during the first six months of 2008 to $104.9 million from $40.3 million in the first six months of 2007. In the first six months of 2008, Mid-America spent an additional $29.9 million on property acquisitions (including joint venture investments) than in the first six months of 2007. Mid-America also spent an additional $8.4 million over the same time period on improvements and renovations at existing properties. During the first six months of 2007, Mid-America received $23.6 million related to property dispositions (including joint venture dispositions). There were no property sales during the first six months of 2008.

The first six months of 2008 provided $26.4 million from financing activities compared to $19.8 million used by financing activities in the first six months of 2007, an increase of $46.2 million. This change was mainly due to the proceeds from the issuance of common shares through at-the-market offerings or negotiated transactions under a controlled equity offering program, or CEO. During the first six months of 2007, we issued a total of 323,700 shares of common stock and received net proceeds of $18.8 million under the CEO. During the first six months of 2008, we issued a total of 1,482,300 shares of common stock for net proceeds $79.5 million which exhausted the authorized shares in the existing CEO.

Subsequent to June 30, 2008, Mid-America entered into a second controlled equity offering sales agreement with similar terms authorizing the sale of up to 1,350,000 shares of common stock. As of the filing of this Form 10-Q, no shares have been sold under the new agreement.

The weighted average interest rate at June 30, 2008 for the $1.2 billion of debt outstanding was 4.9%, compared to the weighted average interest rate of 5.5% on $1.2 billion of debt outstanding at June 30, 2007. Mid-America utilizes both conventional and tax exempt debt to help finance its activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedule presented later in this section.

At June 30, 2008, Mid-America had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or Freddie MAC, and a group of banks led by AmSouth Bank. Together, these credit facilities provided a total line capacity of $1.4 billion and collateralized availability to borrow of $1.3 billion at June 30, 2008. Mid-America had total borrowings outstanding under these credit facilities of $1.1 billion at June 30, 2008.

Approximately 71% of Mid-America’s outstanding obligations at June 30, 2008 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, practically all of which was collateralized and available to borrow at June 30, 2008. Mid-America had total borrowings outstanding under the FNMA Facilities of approximately $885 million at June 30, 2008. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate on the date of renewal, which has typically approximated three-month LIBOR less an average spread of 0.05% - 0.12% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.795%.  While the DMBS continued to trade below three-month LIBOR, the spread between them increased during the fourth quarter of 2007 and the first two quarters of 2008 up to a high of 0.73%, with an average for the second quarter of 2008 of 0.53%. While we feel this recent increase is an anomaly and believe that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change.

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

As of June 30, 2008, Mid-America had entered into interest rate swaps totaling a notional amount of $778 million. To date, these swaps have proven to be highly effective hedges. We had also entered into an additional $75 million of forward interest rate swaps as of June 30, 2008. As of June 30, 2008, Mid-America had entered interest rate cap agreements totaling a notional amount of approximately $72 million.

Summary details of the debt outstanding at June 30, 2008 follows in the table below (dollars in thousands):

			Outstanding
		Collateralized	Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 915,956	5.5%	8/8/2012	8/8/2012
Tax Exempt			48,115	4.5%	8/4/2015	8/4/2015
Subtotal Fixed Rate or Swapped			964,071	5.5%	10/2/2012	10/2/2012
Variable Rate
Conventional			202,940	2.9%	8/28/2008	4/18/2014
Tax Exempt			4,760	2.6%	6/30/2008	6/1/2028
Conventional - Capped			17,936	3.0%	11/13/2009	11/13/2009
Tax Exempt - Capped			54,120	2.4%	1/20/2012	1/20/2012
Subtotal Variable Rate			279,756	2.8%	8/18/2008	7/2/2014
Total Combined Debt Outstanding			$ 1,243,827	4.9%	10/29/2011	2/22/2013

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 108,956	5.1%	11/8/2014	11/8/2014
Tax Exempt Fixed Rate			11,720	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760	2.6%	6/30/2008	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$ 90,515	$ 90,515	90,515	2.4%	7/15/2008	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	65,000	65,000	65,000	7.7%	11/30/2009	11/30/2009
Variable Rate Borrowings	888,914	872,234	729,318	2.9%	8/28/2008	1/24/2015
Subtotal FNMA Facilities	1,044,429	1,027,749	884,833	3.2%	9/26/2008	8/5/2014
Freddie Mac Credit Facility I	100,000	96,404	96,404	3.0%	9/7/2008	7/1/2011
Freddie Mac Credit Facility II	200,000	97,725	97,725	2.9%	8/23/2008	6/2/2014
AmSouth Credit Facility	50,000	44,138	290	3.7%	6/30/2008	5/24/2010
Union Planters Bank			39,139	3.6%	8/31/2008	4/1/2009
Total Underlying Debt Outstanding			$ 1,243,827	3.4%	6/12/2009	5/19/2014

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 742,000	5.4%	7/4/2012
SIFMA indexed			36,395	4.3%	4/20/2011
Forward LIBOR indexed			75,000	4.8%	1/9/2014
Total Interest Rate Swaps			$ 853,395	5.3%	8/2/2012

Interest Rate Caps
LIBOR indexed			$ 17,936	6.2%	11/13/2009
SIFMA indexed			54,120	6.0%	1/20/2012
Total Interest Rate Caps			$ 72,056	6.0%	7/5/2011

Mid-America believes that it has adequate resources to fund its current operations, annual refurbishment of its properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and are also heavily reliant on the creditworthiness of FNMA, which provided credit enhancement for approximately $885 million of our debt as of June 30, 2008. The interest rate market for FNMA DMBS, which in our experience is highly correlated with three-month LIBOR interest rates, is also an important component of our liquidity and interest rate swap effectiveness. In the event that the FNMA DMBS market becomes less efficient, or the credit of FNMA becomes impaired, we would seek alternative sources of debt financing.

For the six months ended June 30, 2008, Mid-America’s net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $11.8 million, as compared to $4.4 million for the same period in 2007. While Mid-America has sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects Mid-America’s total contractual cash obligations which consists of its long-term debt and operating leases as of June 30, 2008, (dollars in thousands):

Contractual
Obligations (1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-Term Debt (2)	$ 61,127	$ 105,871	$ 2,118	$ 178,333	$ 20,665	$ 875,713	$ 1,243,827
Fixed Rate or
Swapped Interest (3)	26,380	45,745	37,687	30,420	22,393	37,657	200,282
Operating Lease	9	16	16	16	8	-	65
Total	$ 87,516	$ 151,632	$ 39,821	$ 208,769	$ 43,066	$ 913,370	$ 1,444,174

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in the preceeding table.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the financial statements.

Off-Balance Sheet Arrangements

At June 30, 2008, and 2007, Mid-America did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America’s two joint ventures with Crow Holdings (one terminated in 2005 and one terminated in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance Mid-America’s return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. In addition, Mid-America does not engage in trading activities involving non-exchange traded contracts. As such, Mid-America is not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. Mid-America does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with Mid-America or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 in our 2007 Annual Report of Form 10-K.

Mid-America’s investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as Mid-America does not have a controlling interest.

Insurance

Mid-America renegotiated our insurance programs effective July 1, 2008. Management believes that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced would not have a significant impact on Mid-America’s liquidity, financial position or results of operation. Management expects the renegotiated programs to result in a reduction in annual policy premiums of approximately $1.3 million when compared to the higher rates experienced with the July 1, 2007 renewal.

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

Item 4.                      Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The management of Mid-America, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2008, (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended June 30, 2008, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

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

Mid-America’s Financing Could be Impacted by Negative Capital Market Conditions *

Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater risk that the financial institutions Mid-America does business with could experience disruptions that would negatively affect our current financing program. As of June 30, 2008, 87% of our outstanding debt was provided by or credit enhanced by FNMA and Freddie Mac. Were FNMA or Freddie Mac to fail, or their ability to lend money or invest in apartment communities become impaired, we would have to seek alternative sources of capital.

Debt Level, Refinancing and Loan Covenant Risk May Adversely Affect Financial Condition and Operating Results and Our Ability to Maintain Our Status as a REIT *

At June 30, 2008, Mid-America had total debt outstanding of $1.2 billion. Payments of principal and interest on borrowings may leave Mid-America with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for Mid-America to maintain our qualification as a REIT. Mid-America currently intends to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause Mid-America to exceed that target from time-to-time. As of June 30, 2008, Mid-America’s ratio of debt to undepreciated book value was approximately 50%. Mid-America’s Board of Directors can modify this policy at any time which could allow Mid-America to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, Mid-America must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect Mid-America’s financial condition and/or our funds from operations. Mid-America relies on FNMA and Freddie Mac, which we refer to as the agencies, for the majority of our debt financing and has agreements with the agencies and with other lenders that require us to comply with certain covenants. The breach of any one of these covenants would place Mid-America in default with our lenders and may have serious consequences on the operations of Mid-America.

Variable Interest Rates May Adversely Affect Funds From Operations*

At June 30, 2008, effectively $208 million of Mid-America’s debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. Mid-America may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect Mid-America’s funds from operations and the amount of cash available to pay distributions to shareholders. Mid-America’s $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. Mid-America also has credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At June 30, 2008, a total of $1.1 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates Mid-America was exposed to at June 30, 2008. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, Mid-America will be exposed to the risks of varying interest rates.

Interest Rate Hedging may be Ineffective*

Mid-America relies on the financial markets to refinance debt maturities, and also is heavily reliant on the creditworthiness of FNMA, which provides credit enhancement for approximately $885 million of Mid-America’s debt. The interest rate market for FNMA Discount Mortgage Backed Securities, or DMBS, which in Mid-America’s experience is highly correlated with three-month LIBOR interest rates, is also an important component of Mid-America’s liquidity and interest rate swap effectiveness.

Typically, for the credit facility we have with FNMA, the DMBS rate has approximated three-month LIBOR less an average spread of 0.05% - 0.12% over the life of the facility. We also pay a credit enhancement fee of 0.49% to 0.795%. In September 2007, however, the spread between three-month LIBOR and DMBS increased significantly, and peaked at 0.73% in May 2008 before dropping back to 0.36% in July 2008. While we believe that the current market illiquidity is an anomaly and that this spread will return to more historic levels, Mid-America cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheets, and potentially cause a breach with one of our debt covenants.

Issuances of Additional Debt or Equity May Adversely Impact Our Financial Condition

Our capital requirements depend on numerous factors, including the occupancy and turnover rates of our apartment communities, development and capital expenditures, costs of operations and potential acquisitions. Mid-America cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, Mid-America may require additional financing sooner than anticipated. Accordingly, Mid-America could become more leveraged, resulting in increased risk of default on our obligations and in an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

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

Mid-America May Not Be Able To Sell Communities When Appropriate

Real estate investments are relatively illiquid and generally cannot be sold quickly. Mid-America may not be able to change our portfolio promptly in response to economic or other conditions. Further, Mid-America owns seven communities (of 142 total) which are subject to restrictions on sale, and are required to be exchanged through a 1031b tax-free exchange, unless Mid-America pays the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

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
None.

Item 3.                      Defaults Upon Senior Securities
None.

Item 4.                      Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of Mid-America was held on May 20, 2008.

Shareholders approved an amendment to Mid-America’s charter to move to annual elections of directors by a majority of votes entitled to be cast. Shares on the proposal were voted as follows:

For:	23,582,330
Against:	229,621
Abstain:	33,510

Nominees H. Eric Bolton, Jr., Alan B. Graf, Jr., Ralph Horn and Philip W. Norwood were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	For	Withheld
H. Eric Bolton, Jr.	23,513,478	331,992
Alan B. Graf, Jr.	23,632,286	213,184
Ralph Horn	23,134,856	710,614
Philip W. Norwood	23,626,005	219,465

Ernst & Young LLP was ratified as Mid-America’s independent registered public accounting firm for the 2008 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

For:	23,750,000
Against:	79,283
Abstain:	16,182

Item 5.                      Other Information
None.

Item 6.                 Exhibits
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: July 31, 2008	By: /s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)