Form 10-Q
period 2008-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2008-11-06
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Number of Shares Outstanding
Class	at October 17, 2008
Common Stock, $0.01 par value	28,191,246

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007
(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
Assets:
Real estate assets:
Land	$ 239,786	$ 214,743
Buildings and improvements	2,167,951	2,044,380
Furniture, fixtures and equipment	62,658	55,602
Capital improvements in progress	35,354	12,886
	2,505,749	2,327,611
Less accumulated depreciation	(667,867)	(616,364)
	1,837,882	1,711,247

Land held for future development	1,306	2,360
Commercial properties, net	7,762	6,778
Investments in real estate joint ventures	6,897	168
Real estate assets, net	1,853,847	1,720,553

Cash and cash equivalents	43,669	17,192
Restricted cash	4,274	3,724
Deferred financing costs, net	15,689	15,219
Other assets	24,084	23,028
Goodwill	4,106	4,106
Assets held for sale	29,366	-
Total assets	$ 1,975,035	$ 1,783,822

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,356,200	$ 1,264,620
Accounts payable	2,395	1,099
Accrued expenses and other liabilities	96,731	77,252
Security deposits	8,831	8,453
Liabilities associated with assets held for sale	803	-
Total liabilities	1,464,960	1,351,424

Minority interest	31,609	28,868

Redeemable stock	2,250	2,574

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$155,000 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
28,089,334 and 25,718,880 shares issued and outstanding at
September 30, 2008, and December 31, 2007, respectively (1)	280	257
Additional paid-in capital	947,923	832,511
Accumulated distributions in excess of net income	(452,420)	(414,966)
Accumulated other comprehensive income	(19,629)	(16,908)
Total shareholders' equity	476,216	400,956
Total liabilities and shareholders' equity	$ 1,975,035	$ 1,783,822

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2008 and December 31, 2007, are 45,784 and 60,212, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2008, and 2007 (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues:
Rental revenues	$ 89,047	$ 84,513	$ 262,327	$ 245,321
Other property revenues	4,368	3,910	12,539	11,393
Total property revenues	93,415	88,423	274,866	256,714
Management fee income	58	-	147	34
Total operating revenues	93,473	88,423	275,013	256,748
Property operating expenses:
Personnel	11,972	10,833	34,470	31,015
Building repairs and maintenance	4,138	3,494	10,473	9,522
Real estate taxes and insurance	11,235	10,232	33,995	32,517
Utilities	6,162	5,531	16,162	14,862
Landscaping	2,277	2,206	6,814	6,450
Other operating	5,018	4,109	13,380	11,773
Depreciation	22,558	21,525	66,373	63,078
Total property operating expenses	63,360	57,930	181,667	169,217
Property management expenses	4,230	4,357	12,875	13,150
General and administrative expenses	2,996	2,401	8,747	7,629
Income from continuing operations before non-operating items	22,887	23,735	71,724	66,752
Interest and other non-property income	115	4	339	148
Interest expense	(15,004)	(15,887)	(46,184)	(47,428)
Loss on debt extinguishment	(3)	(71)	(3)	(123)
Amortization of deferred financing costs	(586)	(614)	(1,700)	(1,749)
Incentive fees from real estate joint ventures	-	-	-	1,019
Net casualty (loss) gains and other settlement proceeds	(1,131)	(197)	(587)	645
Gain (loss) on sale of non-depreciable assets	-	29	(3)	255
Income from continuing operations before minority interest and
investments in real estate joint ventures	6,278	6,999	23,586	19,519
Minority interest in operating partnership income	(321)	(1,034)	(1,366)	(2,835)
(Loss) income from real estate joint ventures	(274)	1	(556)	5,330
Income from continuing operations	5,683	5,966	21,664	22,014
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	510	220	972	1,171
Gains (loss) on sale of discontinued operations	-	5,714	(120)	9,157
Net income	6,193	11,900	22,516	32,342
Preferred dividend distributions	3,216	3,491	9,649	10,472
Net income available for common shareholders	$ 2,977	$ 8,409	$ 12,867	$ 21,870

Weighted average shares outstanding (in thousands):
Basic	27,474	25,362	26,570	25,247
Effect of dilutive stock options	88	152	115	176
Diluted	27,562	25,514	26,685	25,423

Net income available for common shareholders	$ 2,977	$ 8,409	$ 12,867	$ 21,870
Discontinued property operations	(510)	(5,934)	(852)	(10,328)
Income from continuing operations available for common shareholders	$ 2,467	$ 2,475	$ 12,015	$ 11,542

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.09	$ 0.10	$ 0.45	$ 0.46
Discontinued property operations	0.02	0.23	0.03	0.41
Net income available for common shareholders	$ 0.11	$ 0.33	$ 0.48	$ 0.87

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.09	$ 0.10	$ 0.45	$ 0.45
Discontinued property operations	0.02	0.23	0.03	0.41
Net income available for common shareholders	$ 0.11	$ 0.33	$ 0.48	$ 0.86

Dividends declared per common share	$ 0.615	$ 0.605	$ 1.845	$ 1.815

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007 (Unaudited)
(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$ 22,516	$ 32,342
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations before gain (loss) on sale	(972)	(1,171)
Depreciation and amortization of deferred financing costs	68,073	64,827
Stock compensation expense	704	558
Stock issued to employee stock ownership plan	743	658
Redeemable stock issued	323	348
Amortization of debt premium	(1,320)	(1,528)
Loss from investments in real estate joint ventures	594	58
Minority interest in operating partnership income	1,366	2,835
Loss on debt extinguishment	3	123
Derivative interest expense (income)	189	(234)
Loss (gain) on sale of non-depreciable assets	3	(255)
Loss (gain) on sale of discontinued operations	120	(9,157)
Gains on disposition within real estate joint ventures	(38)	(5,388)
Incentive fees from real estate joint ventures	-	(1,019)
Net casualty loss (gains) and other settlement proceeds	587	(645)
Changes in assets and liabilities:
Restricted cash	(614)	(950)
Other assets	2,070	776
Accounts payable	1,381	(842)
Accrued expenses and other	9,196	7,020
Security deposits	610	778
Net cash provided by operating activities	105,534	89,134
Cash flows from investing activities:
Purchases of real estate and other assets	(156,088)	(88,601)
Improvements to existing real estate assets	(28,512)	(22,051)
Renovations to existing real estate assets	(14,402)	(7,897)
Development	(19,075)	(11,771)
Distributions from real estate joint ventures	1	9,855
Contributions to real estate joint ventures	(7,352)	(126)
Proceeds from disposition of real estate assets	1,371	28,429
Net cash used in investing activities	(224,057)	(92,162)
Cash flows from financing activities:
Net change in credit lines	177,150	52,888
Principal payments on notes payable	(84,250)	(12,027)
Payment of deferred financing costs	(2,182)	(1,468)
Repurchase of common stock	(644)	(123)
Proceeds from issuances of common shares and units	117,885	23,235
Distributions to unitholders	(4,740)	(4,612)
Dividends paid on common shares	(48,570)	(45,897)
Dividends paid on preferred shares	(9,649)	(10,472)
Net cash provided by financing activities	145,000	1,524
Net increase (decrease) in cash and cash equivalents	26,477	(1,504)
Cash and cash equivalents, beginning of period	17,192	5,545
Cash and cash equivalents, end of period	$ 43,669	$ 4,041

Supplemental disclosure of cash flow information:
Interest paid	$ 47,223	$ 50,427
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$ 199	$ 90
Interest capitalized	$ 596	$ 720
Marked-to-market adjustment on derivative instruments	$ (2,818)	$ (9,221)
Reclass of redeemable stock from equity to liabilities	$ 477	$ 445

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008, and 2007 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of September 30, 2008, we owned or owned interests in 145 multifamily apartment communities comprising 42,427 apartments located in 13 states, including 2 communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, or Fund I, and 2 development communities in varying stages of lease-up. Four of these communities, consisting of 990 apartments, were classified as held for sale as of September 30, 2008. In addition, we had 124 apartments under development and not yet in lease-up adjacent to one of our existing communities.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2007 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of September 30, 2008, we owned or had an ownership interest in 145 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in our best interest. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           Comprehensive Income

Total comprehensive income and its components for the three and nine month periods ended September 30, 2008, and 2007 were as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Net income	$ 6,193	$ 11,900	$ 22,516	$ 32,342
Marked-to-market adjustment
on derivative instruments	(4,697)	(16,166)	(2,721)	(9,221)
Total comprehensive income (loss)	$ 1,496	$ (4,266)	$ 19,795	$ 23,121

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.           Real Estate Acquisitions

On September 14, 2007, we entered into an option contract to purchase the Cascade at Fall Creek apartments, a 246-unit community being built next to our Chalet at Fall Creek apartments in Humble, Texas, a suburb of Houston. Among other provisions, the contract required certain construction completion levels for purchase. On January 10, 2008, the provisions of the contract were met and we acquired the Cascade at Fall Creek apartment community.

On January 17, 2008, Fund I, our joint venture with institutional capital, acquired the Milstead Village apartments, a 310-unit community located in Kennesaw, Georgia, a suburb of Atlanta. This was the first acquisition made by Fund I.

On March 27, 2008, Fund I acquired a second property, the Greenwood Forest apartments, a 316-unit community located in Greenwood Forest, Texas, a suburb of Houston. Fund I does not expect to acquire any additional apartment communities.

On May 21, 2008, we purchased the Providence at Brier Creek apartments, a 313-unit community located in Raleigh, North Carolina.

On July 31, 2008, we purchased the Edge at Lyon’s Gate apartments, a 312-unit community located in Gilbert, Arizona, a suburb of Phoenix.

On August 13, 2008, we purchased the Sanctuary at Oglethorpe apartments, a 250-unit community located in Atlanta, Georgia.

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. On August 29, 2008, we purchased one of the 19 units which had been sold as condominiums and it is our intent to attempt to acquire the remaining 18 units and operate them as apartment rentals with the rest of the community.

5.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in April 2006, we entered into an agreement to list the 184-unit Gleneagles apartments and the 200-unit Hickory Farm apartments both located in Memphis, Tennessee, for sale. Both of these communities were subsequently sold on May 3, 2007. Also in line with this strategy, in March 2007, we entered into an agreement to list the 144-unit Somerset apartments and the 192-unit Woodridge apartments both located in Jackson, Mississippi, for sale. Both of these communities were subsequently sold on July 16, 2007. In July 2008, we entered into marketing contracts to list the 440-unit River Trace apartments in Memphis, Tennessee, the 96-unit Riverhills apartments in Grenada, Mississippi, the 150-unit Westbury Springs apartments in Lilburn, Georgia, and the 304-unit Woodstream apartments in Greensboro, North Carolina. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, all of these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and nine month periods ended September 30, 2008, and 2007, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008		2007

Revenues
Rental revenues	$ 1,653	$ 1,756	$ 4,910		$ 6,997
Other revenues	95	88	276		367
Total revenues	1,748	1,844	5,186		7,364
Expenses
Property operating expenses	1,055	913	2,859		3,697
Depreciation	5	435	878		1,410
Interest and other non-property income	-	-	-		(1)
Interest expense	178	276	477		1,087
Asset impairment	-	-	-		-
Total expense	1,238	1,624	4,214		6,193
Income from discontinued operations before
gain on sale	510	220	972		1,171
Gain (loss) on sale of discontinued operations	-	5,714	(120)	(1)	9,157
Income from discontinued operations	$ 510	$ 5,934	$ 852		$ 10,328

(1) Amount represents adjustment related to final expenses from a disposition of real estate assets in a prior period.

6.           Share and Unit Information

On September 30, 2008, 28,089,334 shares of common stock and 2,406,411 operating partnership units were outstanding, representing a total of 30,495,745 shares and units. Additionally, we had outstanding options for the purchase of 26,182 shares of common stock at September 30, 2008, of which 13,525 were anti-dilutive. At September 30, 2007, 25,572,886 shares of common stock and 2,482,110 operating partnership units were outstanding, representing a total of 28,054,996 shares and units. Additionally, we had outstanding options for the purchase of 112,706 shares of common stock at September 30, 2007, of which 53,260 were anti-dilutive.

In the first six months of 2008, we issued a total of 1,482,300 shares of common stock through at-the-market offerings or negotiated transactions for net proceeds of $79.5 million under an existing controlled equity offering program, which exhausted the authorized shares in the sales agreement.

In July, 2008, we entered into a second controlled equity offering sales agreement with similar terms authorizing the sale of up to 1,350,000 shares of common stock. During the three months ended September 30, 2008, we issued a total of 373,000 shares of common stock through this agreement for net proceeds of $19.1 million.

For the nine months ended September 30, 2008, we issued a total of 1,855,300 shares of common stock through controlled equity offering programs for total net proceeds of $98.6 million.

7.           Derivative Financial Instruments

In the normal course of business, we use certain derivative financial instruments to manage, or hedge, the interest rate risk associated with our variable rate debt or to hedge anticipated future debt transactions to manage well-defined interest rate risk associated with the transaction.

We do not use derivative financial instruments for speculative or trading purposes. Further, we have a policy of entering into contracts with major financial institutions based upon their credit rating and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designated to hedge, we have not sustained any material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

We require that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

All of our derivative financial instruments are reported at fair value, are represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of September 30, 2008, and 2007, the year-to-date ineffective portion of the hedging transactions reclassified to earnings was a $97,000 increase, and a $283,000 decrease, respectively, to interest expense.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157.  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Currently, we use certain derivative financial instruments to manage our interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Statement 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of all our derivative financial instruments.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

 The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
(dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets and Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Derivative financial
instruments	$ -	$ -	$ 977	$ 977
Liabilities
Derivative financial
instruments	$ -	$ -	$ 19,957	$ 19,957

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the Nine Months Ended September 30, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2007	Income	Income	Settlements	of Level 3	9/30/2008
Derivative
financial
instruments	$ (15,976)	$ (223)	$ (2,816)	$ 35	$ -	$ (18,980)

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the Period July 1, 2008 to September 30, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	6/30/2008	Income	Income	Settlements	of Level 3	9/30/2008
Derivative
financial
instruments	$ (14,367)	$ 84	$ (4,697)	$ -	$ -	$ (18,980)

Of the instruments for which we utilized significant Level 3 inputs to determine fair value and that were still held by us at September 30, 2008, the unrealized loss for the nine months ended September 30, 2008 was $3,020,000. The fair value of these instruments are reported on the balance sheet in Other Assets and Accrued Expenses and Other Liabilities with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense.

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

8.           Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date will be for fiscal years beginning after November 15, 2008.  We adopted Statement 157 effective January 1, 2008. Management does not believe the adoption has had or will have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred.  This will have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  This will impact our financial statement presentation by requiring the minority interests in the operating partnership to be presented as a non-controlling interest as a component of equity.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

On March 19, 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	inability to acquire funding through the capital markets;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	changes in variable interest rates;
•	loss of hedge accounting treatment for interest rate swaps due to volatility in the financial markets;
•	unexpected capital needs;
•	significant disruption in the credit markets, including the inability of Fannie Mae and Freddie Mac to continue as major suppliers of debt financing for multi-family housing and for us;
•	increasing real estate taxes and insurance costs;
•	losses from catastrophes in excess of our insurance coverage;
•	inability to meet loan covenants;
•	inability to attract and retain qualified personnel,
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	inability to timely dispose of assets;
•	potential liability for environmental contamination;
•	litigation and compliance costs associated with laws requiring access for disabled persons;
•	inability of a joint venture to perform as expected; and
•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status.

These factors, among others, are set forth below in Part II, Item 1A. Risk Factors. We encourage investors to review these risks factors.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

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

Revenue Recognition

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

We record all gains and losses on sales of real estate in accordance with Statement No. 66, Accounting for Sales of Real Estate.

Capitalization of expenditures and depreciation of assets

We carry real estate assets at depreciated cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 1 year for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

Development costs, which are limited to adding new units to three existing properties, are capitalized in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects and Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, and evaluate our goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets, or Statement 142. We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter, or sooner if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

In accordance with Statement 142, goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare the fair value to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of derivative financial instruments

We utilize certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. While our calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the hedging instruments and the underlying hedged item are measured by us before entering into the hedging relationship and have been found to be highly correlated.

We measure ineffectiveness using the change in the variable cash flows method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings.  The change in fair value of the interest rate swaps and the intrinsic value of caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

On January 1, 2008, We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157.  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Statement 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  As of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.  As of September 30, 2008, we had a total of $976.2 million in derivative instruments, all of which had fair values measured using Level 3 inputs. Realized and unrealized losses did not materially affect our results of operations, liquidity or capital resources during the third quarter.  We experienced an overall decrease in fair value of our derivatives due to the fluctuations in the interest rate market throughout the third quarter.  We do not anticipate realizing a significant portion of the current unrealized loss.

Overview of the Three Months Ended September 30, 2008

Our operating results for the three months ended September 30, 2008 benefited from increases in property revenues both as a result of the acquisition of seven new communities since June of 2007 and increases in effective rents across existing communities. These increases were somewhat offset by $0.4 million of expense related to Hurricane Ike damage at 15 communities as well as increases in personnel costs as reduced employee turnover caused less vacant positions.

We benefited from reduced interest expense as the reduction in our average cost of debt more than offset the increase in our debt outstanding.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this Report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Property revenues for the three months ended September 30, 2008 were approximately $93.4 million, an increase of approximately $5.0 million from the three months ended September 30, 2007 due to (i) a $3.2 million increase in property revenues from the seven properties acquired since June 2007, or the seven acquisitions, (ii) a $0.4 million increase in property revenues from our development communities, and (iii) a $1.4 million increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 1.6% increase in average effective rent per unit in the third quarter of 2008 from the third quarter of 2007. Communities are moved into our same store portfolio the quarter after they have been held and were stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, other property related costs and depreciation. Property operating expenses, excluding depreciation, for the three months ended September 30, 2008 were approximately $40.8 million, an increase of approximately $4.4 million from the three months ended September 30, 2007 due primarily to increases in property operating expenses of (i) $1.4 million from the seven acquisitions, (ii) $0.2 million from our development communities, and (iii) $2.8 million from all other communities. The increase in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by $0.3 million of expense related to Hurricane Ike, a 6.6% increase in personnel expense due to decreased employee turnover rates resulting in fewer vacant positions, an increase in repair and maintenance expense as we turned a higher percentage of vacant units in preparation for the fourth quarter, and a favorable adjustment to real estate taxes in the third quarter of 2007 to reflect lower expected expense, mainly because of changes to assessed values and tax rates in Florida and Texas.

Depreciation expense for the three months ended September 30, 2008 was approximately $22.6 million, an increase of approximately $1.0 million from the three months ended September 30, 2007 primarily due to the increases in depreciation expense of (i) $1.0 million from the seven acquisitions, and (ii) $0.7 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.7 million from the expiration of the amortization of fair market value of leases of communities which we previously acquired.

Property management expenses for the three months ended September 30, 2008 decreased slightly by approximately $0.1 million from the third quarter of 2007. General and administrative expenses increased by approximately $0.6 million over this same period mainly as a result of increased headcount.

Interest expense for the three months ended September 30, 2008 was approximately $15.0 million, a decrease of $0.9 million, from the three months ended September 30, 2007 primarily due to a decrease in our average borrowing cost from 5.37% for the third quarter of 2007 to 4.69% for the third quarter of 2008. The decrease in average borrowing cost was partially offset by higher average outstanding balances in the third quarter of 2008 than in the third quarter of 2007.

In the three months ended September 30, 2008, we recorded a net loss of approximately $1.1 million related to casualty losses. This compares to recorded net losses for the third quarter of 2007 of approximately $0.2 million.

During the three months ended September 30, 2007, we recorded gains of approximately $5.7 million related to sales of two of our communities. No communities were sold during the third quarter of 2008.

Primarily as a result of the foregoing, net income decreased by approximately $5.7 million in the third quarter of 2008 to a total of $6.2 million from a total of $11.9 million for the third quarter of 2007.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Property revenues for the nine months ended September 30, 2008 were approximately $274.9 million, an increase of approximately $18.2 million from the nine months ended September 30, 2007 due to (i) an $9.2 million increase in property revenues from the nine properties acquired since the beginning of 2007, or the nine acquisitions, (ii) an $1.3 million increase in property revenues from our development communities, and (iii) a $7.7 million increase in property revenues from all other communities. The increase in property revenues from all other communities was generated primarily by our same store portfolio and was driven by increases in average effective rent per unit and a reduction in the rate of concessions of net potential rent from the first nine months of 2007 to the first nine months of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, other property related costs and depreciation. Property operating expenses, excluding depreciation, for the nine months ended September 30, 2008 were approximately $115.3 million, an increase of approximately $9.2 million from the nine months ended September 30, 2007 due primarily to increases in property operating expenses of (i) $4.5 million from the nine acquisitions, (ii) $0.5 million from our development communities, and (iii) $4.2 million from all other communities. The increase in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by $0.3 million of expense related to Hurricane Ike and an increase in personnel expense due to decreased employee turnover rates resulting in fewer vacant positions.

Depreciation expense for the nine months ended September 30, 2008 was approximately $66.4 million, an increase of approximately $3.3 million from the nine months ended September 30, 2007 primarily due to the increases in depreciation expense of (i) $2.7 million from the nine acquisitions, (ii) $0.2 million from our development communities, and (iii) $2.1 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $1.7 million from the expiration of the amortization of fair market value of leases of communities which we previously acquired.

Property management expenses for the nine months ended September 30, 2008 were approximately $12.9 million, a decrease of $0.3 million from the nine months ended September 30, 2007. General and administrative expenses increased by approximately $1.1 million over this same period mainly as a result of increased headcount.

Interest expense for the nine months ended September 30, 2008 was approximately $46.2 million, a decrease of $1.2 million from the nine months ended September 30, 2007 primarily due to a decrease in our average borrowing cost from 5.47% for the first nine months of 2007 to 4.89% for the first nine months of 2008. The decrease in average borrowing cost was partially offset by higher average outstanding balances for the first nine months of 2008 than the first nine months of 2007.

In the nine months ended September 30, 2007, we benefited from gains totaling approximately $15.8 million due to the sale of four properties, the sale of some land, and the sale of joint venture assets and a resultant incentive fee. No properties were sold during the first nine months of 2008.

Primarily as a result of the foregoing, net income decreased by approximately $9.8 million in the first nine months of 2008 from the first nine months of 2007.

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

Our policy is to expense the cost of interior painting, vinyl flooring, and blinds as incurred for stabilized properties. During the stabilization period, typically the first 12 months, for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and thus are not deducted in calculating FFO.

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

The following table is a reconciliation of FFO to net income for the three and nine month periods ended September 30, 2008, and 2007 (dollars and shares in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net income	$ 6,193	$ 11,900	$ 22,516	$32,342
Depreciation of real estate assets	22,122	21,218	65,216	62,127
Net casualty loss (gains) and
other settlement proceeds	1,131	197	587	(645)
Gain on dispositions within real estate joint ventures	-	(1)	(38)	(5,388)
Depreciation of real estate assets of
discontinued operations	5	435	878	1,410
(Gains) loss on sale of discontinued operations	-	(5,714)	120	(9,157)
Depreciation of real estate assets of
real estate joint ventures	281	-	651	14
Preferred dividend distribution	(3,216)	(3,491)	(9,649)	(10,472)
Minority interest in operating partnership income	321	1,034	1,366	2,835
Funds from operations	$26,837	$25,578	$ 81,647	$73,066

Weighted average shares and units:
Basic	29,880	27,844	28,986	27,733
Diluted	29,968	27,996	29,101	27,909

FFO for the three and nine month periods ended September 30, 2008 increased primarily as the result of new property acquisitions and a decrease in interest expense from the reduction in our cost of borrowing.

Trends

During the first half of 2008, rental demand for apartments continued at robust levels in most of our markets with the notable exception of Florida, where after several years of good growth, markets were a little weak. Towards the end of the second quarter, we experienced a reduction in our rate of revenue growth, which we think is likely to be due to the slowdown in general economic conditions. During the third quarter of 2008, the rate of revenue growth continued to slow.

Job formation, which is a primary driver of demand by apartment residents, continued in most of our markets, but showed signs of slowing towards the end of the second quarter and through the third quarter of 2008. On the supply side, new apartment construction continued to be limited, as in most markets, rents have yet to rise sufficiently to offset the rapid run-up of costs of new construction over the last five years and financing for new development has become difficult to obtain. Competition from condominiums reverting back to being rental units, or new condominiums being converted to rental, was not a major factor in most of our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We are seeing significant rental competition from condominiums and single family houses in only a few submarkets.

The primary reason that our residents leave us is to buy a house, but we have seen that reason as a percent of total move-outs drop over the past twelve months. Analysts point out that homeownership increased from 65% to over 69% of households over ten years ending in 2005. This increase, representing approximately five million households, was driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit ratings. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

Based on third party research, we believe that the signs of slower revenue growth will be temporary, and that revenue growth should accelerate later in 2009 and 2010. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

While it seems possible that we will face slower economic growth as a result of reduced liquidity in the economy, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will occur for most of our markets for the next two or three years. Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased by approximately $16.4 million from $89.1 million in the first nine months of 2007 to $105.5 million in the first nine months of 2008 mainly as a result of the increase in the average number of properties in our portfolio from 137 for the first nine months of 2007 to 142 for the first nine months of 2008.

Net cash used in investing activities increased by approximately $131.9 million during the first nine months of 2008 to $224.1 million from $92.2 million in the first nine months of 2007. In the first nine months of 2008, we spent $67.5 million more on property acquisitions (including joint venture investments) than in the first nine months of 2007. We also spent an additional $13.0 million over the same time period on improvements and renovations at existing properties as we expanded our interior renovation program and completed the renovation of 3,118 units in the first nine months of 2008 compared to 1,507 units in the first nine months of 2007. During the first nine months of 2007, we received $28.4 million related to property dispositions (including joint venture dispositions). There were no property sales during the first nine months of 2008.

The first nine months of 2008 provided $145.0 million from financing activities compared to $1.5 million in the first nine months of 2007, an increase of $143.5 million. This change was mainly due to the proceeds from the issuance of shares of common stock through at-the-market offerings or negotiated transactions under a controlled equity offering program, or CEO. During the first nine months of 2008, we issued a total of 1,855,300 shares of common stock for net proceeds of $98.6 million under the CEO. During the first nine months of 2007, we issued a total of 323,700 shares of common stock and received net proceeds of $18.8 million under the CEO.

The weighted average interest rate at September 30, 2008 for the $1.4 billion of debt outstanding was 5.0%, compared to the weighted average interest rate of 5.6% on $1.2 billion of debt outstanding at September 30, 2007. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedule presented later in this section.

At September 30, 2008, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac, and a facility made up by a group of banks led by Regions Bank. Together, these credit facilities provided a total line capacity of $1.39 billion and collateralized availability to borrow of $1.35 billion at September 30, 2008. We had total borrowings outstanding under these credit facilities of $1.25 billion at September 30, 2008.

Approximately 72% of our outstanding obligations at September 30, 2008 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, practically all of which was collateralized and available to borrow at September 30, 2008. We had total borrowings outstanding under the FNMA Facilities of approximately $975 million at September 30, 2008. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less an average spread of 0.05% - 0.12% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.795%.  While, generally, the DMBS continued to trade below three-month LIBOR, the spread between them increased during the fourth quarter of 2007 and the first three quarters of 2008, ranging from 0.05% above three-month LIBOR to 0.73% below three-month LIBOR, with an average for the third quarter of 2008 of 0.05% below three-month LIBOR. While we feel this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

Approximately 20% of our outstanding obligations at September 30, 2008 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $276 million was collateralized and available to borrow at September 30, 2008. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $276 million at September 30, 2008. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated LIBOR, plus a credit enhancement fee of 65 basis points to 69 basis points. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen recently from the more normal 15 basis points to 17 basis points below LIBOR to 32 basis points below LIBOR with a high of 107 basis points below LIBOR on October 1, 2008.

Each of our secured credit facilities is subject to various covenants and conditions on usage, and is subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect.

As of September 30, 2008, we had entered into interest rate swaps totaling a notional amount of $793 million. To date, these swaps have proven to be highly effective hedges. We had also entered into an additional $115 million of forward interest rate swaps as of September 30, 2008, $65 million of which became effective on October 1, 2008 and $50 million of which becomes effective on December 1, 2008. As of September 30, 2008, we had entered interest rate cap agreements totaling a notional amount of approximately $68 million.

We only have two scheduled refinancings prior to 2011. One is a $39 million mortgage with Regions Bank that matures April 1, 2009. We plan to replace the Regions debt with mortgages from Freddie Mac of which $23.5 million has already been committed plus, if needed, unused capacity under our existing credit facilities totaling $136 million and excess cash of $38 million is available. The other is the $50 million credit facility with a group of banks led by Regions Bank that matures May 24, 2010.

Summary details of the debt outstanding at September 30, 2008 follows in the table below (dollars in thousands):
			Outstanding
		Collateralized	Balance/	Average	Average	Average
	Line	Line	Notional	Interest	Rate	Contract
	Limit	Availability	Amount	Rate	Maturity	Maturity

COMBINED DEBT
Fixed Rate or Swapped
Conventional			$ 880,324	5.6%	9/16/2012	11/9/2012
Tax Exempt			37,885	4.7%	4/25/2017	4/25/2017
Subtotal Fixed Rate or Swapped			918,209	5.5%	11/26/2012	1/16/2013
Variable Rate
Conventional			350,945	3.5%	11/29/2008	5/24/2014
Tax Exempt			19,040	6.3%	10/11/2008	9/22/2017
Conventional - Capped			17,936	3.4%	11/13/2009	11/13/2009
Tax Exempt - Capped			50,070	6.7%	4/14/2012	4/14/2012
Subtotal Variable Rate			437,991	4.0%	11/23/2008	7/3/2014
Total Combined Debt Outstanding			$ 1,356,200	5.0%	8/11/2011	7/7/2013

UNDERLYING DEBT
Individual Property Mortgages/Bonds
Conventional Fixed Rate			$ 48,324	5.7%	7/5/2022	7/5/2022
Tax Exempt Fixed Rate			11,720	5.2%	12/1/2028	12/1/2028
Tax Exempt Variable Rate			4,760	4.9%	9/30/2008	6/1/2028
FNMA Credit Facilities
Tax Free Borrowings	$ 90,515	$ 90,515	90,515	6.7%	10/15/2008	3/1/2014
Conventional Borrowings
Fixed Rate Borrowings	65,000	65,000	65,000	7.7%	11/30/2009	12/1/2011
Variable Rate Borrowings	888,914	872,234	819,318	3.5%	11/25/2008	3/27/2015
Subtotal FNMA Facilities	1,044,429	1,027,749	974,833	4.1%	12/16/2008	11/30/2014
Freddie Mac Credit Facility I	100,000	96,404	96,404	3.3%	12/8/2008	7/1/2011
Freddie Mac Credit Facility II	200,000	179,525	179,525	3.4%	12/10/2008	7/1/2014
Regions Credit Facility	50,000	43,863	1,754	4.7%	10/31/2008	5/24/2010
Regions Term Loan			38,880	3.8%	11/30/2008	4/1/2009
Total Underlying Debt Outstanding			$ 1,356,200	4.0%	8/10/2009	11/20/2014

HEDGING INSTRUMENTS
Interest Rate Swaps
LIBOR indexed			$ 767,000	5.4%	5/1/2012
SIFMA indexed			26,165	4.5%	2/14/2012
Forward LIBOR indexed			115,000	4.9%	7/26/2014
Total Interest Rate Swaps			$ 908,165	5.3%	8/11/2012

Interest Rate Caps
LIBOR indexed			$ 17,936	6.2%	11/13/2009
SIFMA indexed			50,070	6.0%	4/14/2012
Total Interest Rate Caps			$ 68,006	6.1%	8/25/2011

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government, and whose securities are now implicitly Government-guaranteed. The Agencies provide credit enhancement for approximately $975 million and $276 million of our debt, respectively, as of September 30, 2008. The Federal Housing Finance Agency, or FHFA, is the appointed conservator of the Agencies, and in a press release dated September 12, 2008, stated that “business will continue as usual at the Enterprises during the conservatorship – this applies to both their single family and multifamily businesses. FHFA recognizes the importance of all aspects of the Enterprises’ multifamily businesses … for a healthy secondary market and housing affordability. In particular, support for multifamily housing finance is central to the Enterprises’ public purpose… As conservator, FHFA expects each Enterprise to continue underwriting and financing sound multifamily business.”

The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, is also an important component of our liquidity and interest rate swap effectiveness.  Prudential Mortgage Capital, a DUS lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the nine months ended September 30, 2008, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $14.1 million, as compared to $6.1 million for the same period in 2007. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consists of its long-term debt and operating leases as of September 30, 2008, (dollars in thousands):

Contractual
Obligations(1)	2008	2009	2010	2011	2012	Thereafter	Total
Long-Term Debt(2)	$ 496	$ 40,612	$ 3,581	$ 178,333	$ 82,036	$ 1,051,142	$ 1,356,200
Fixed Rate or
Swapped Interest(3)	12,812	48,344	40,338	33,062	25,040	43,413	203,009
Operating Lease	4	16	16	15	9	-	60
Total	$ 13,312	$ 88,972	$ 43,935	$ 211,410	$ 107,085	$ 1,094,555	$ 1,559,269

(1)Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in the preceeding table.
(2)Represents principal payments.
(3)Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the financial statements.

Off-Balance Sheet Arrangements

At September 30, 2008, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our two joint ventures with Crow Holdings (one terminated in 2005 and one terminated in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance our return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2008, Mid-America Multifamily Fund I, LLC owned two properties but did not expect to acquire any additional communities. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 in our 2007 Annual Report of Form 10-K.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2008. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced would not have a significant impact on our liquidity, financial position or results of operation. We expect the renegotiated programs to result in a reduction in annual policy premiums of approximately $1.3 million when compared to the higher rates experienced with the July 1, 2007 renewal.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date will be for fiscal years beginning after November 15, 2008.  We adopted Statement 157 effective January 1, 2008. We do not believe the adoption has had or will have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred.  This will have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  This will impact our financial statement presentation by requiring the minority interests in the operating partnership to be presented as a non-controlling interest as a component of equity.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

On March 19, 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes associated with our credit facilities and other variable rate debt as well as refinancing risk on our fixed rate debt. Our involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates and we do not expect to use them for trading or other speculative purposes.

There have been no material changes in our market risk as disclosed in the 2007 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, and under Part II – Other Information, Item 1A. Risk Factors, both of which are incorporated by reference herein.

Item 4.                      Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The management of Mid-America Apartment Communities, Inc., under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2008, (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.                      Controls and Procedures.

Not applicable

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A. Risk Factors.

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

Failure to Generate Sufficient Cash Flows Could Limit our Ability to Pay Distributions to Shareholders

Our ability to generate sufficient cash flow in order to pay common dividends to our shareholders depends on our ability to generate funds from operations in excess of capital expenditure requirements and preferred dividends, and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors which are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;
•
overbuilding of new apartment units or oversupply of available apartment units in our markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

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
•
changes in interest rate levels and the availability of financing, which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase our acquisition and operating costs (if interest rates increase and financing is less readily available);

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing; and
•	the relative illiquidity of real estate investments.

At times, we rely on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program (including our existing property expansion developments). While we have sufficient liquidity to permit distributions at current rates through additional borrowings if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions to our shareholders or to meet our loan covenants and could have a material adverse effect on our stock price.

Our Financing Could be Impacted by Negative Capital Market Conditions *

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of September 30, 2008, 92% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the payments to us by our swap counterparties) and the actual interest rate we pay through the Fannie Mae DMBS and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event, would most likely cause our interest costs to rise.  This could also cause our swaps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material edverse affect on our business, financial condition and prospects.

Debt Level, Refinancing and Loan Covenant Risk May Adversely Affect Financial Condition and Operating Results and Our Ability to Maintain Our Status as a REIT *

At September 30, 2008, we had total debt outstanding of $1.4 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of September 30, 2008, our ratio of debt to undepreciated book value was approximately 51%. Our Board of Directors can modify this policy at any time which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the agencies, for the majority of our debt financing and have agreements with the agencies and with other lenders that require us to comply with certain covenants. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Variable Interest Rates May Adversely Affect Funds From Operations*

At September 30, 2008, effectively $370 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At September 30, 2008, a total of $1.3 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2008. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

Interest Rate Hedging may be Ineffective*

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on FNMA and Freddie Mac, or the Agencies, which provide credit or credit enhancement for approximately $1.3 billion of our outstanding debt as of September 30, 2008. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is tied to the Fannie Mae Discount Mortgage Backed Securities, or DMBS rate and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), who have committed $100 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. In our experience, the Fannie Mae DMBS rate has averaged 5 basis points to 12 basis points below LIBOR, and the Freddie Mac Reference Bill rate has averaged 15 basis points to 17 basis points below LIBOR, but in the past year the spreads have increased significantly and have been more volatile than we have historically seen. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic trends, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheets, and potentially cause a breach with one of our debt covenants.

The difference in interest rate between the DMBS and Reference Bill rates and three-month LIBOR, which is a component of the ineffectiveness of the LIBOR-based swaps, flows through interest expense in the current period, and together with the recognized ineffectiveness (which is also an adjustment to current period interest expense), reduces the effectiveness of the swaps.

We also rely on the credit of the counterparties that provide swaps to hedge the interest rate risk on its credit facilities. We use three major banks to provide over 75% of its swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our swap providers should fail, our swaps could become ineffective, in which case the value of the swap would be adjusted to value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

Issuances of Additional Debt or Equity May Adversely Impact Our Financial Condition

Our capital requirements depend on numerous factors, including the occupancy and turnover rates of our apartment communities, development and capital expenditures, costs of operations and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. Accordingly, we could become more leveraged, resulting in increased risk of default on our obligations and in an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

Increasing Real Estate Taxes and Insurance Costs May Negatively Impact Financial Condition

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations which can be widely outside of our control. If the costs associated with real estate taxes and insurance should rise, our financial condition could be negatively impacted and our ability to pay our dividend could be affected.

Losses from Catastrophes May Exceed Our Insurance Coverage

We carry comprehensive liability and property insurance on our communities, and intend to obtain similar coverage for communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Property Insurance Limits May be Inadequate and Deductibles May be Excessive in the Event of a Catastrophic Loss or a Series of Major Losses, and May Cause a Breach of a Loan Covenant

We have a significant proportion of our assets in areas exposed to windstorms and to the New Madrid earthquake zone. A major wind or earthquake loss, or series of losses, could require that we pay significant deductibles as well as additional amounts above the per occurrence limit of our insurance for these risks. We may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on our assets, financial condition, and results of operation.

We are Dependent on Key Personnel

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

New Acquisitions May Fail to Perform as Expected and Failure to Integrate Acquired Communities and New Personnel Could Create Inefficiencies

We intend to actively acquire and improve multifamily communities for rental operations. We may underestimate the costs necessary to bring an acquired community up to standards established for our intended market position. Additionally, to grow successfully, we must be able to apply our experience in managing our existing portfolio of apartment communities to a larger number of properties. We must also be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our overall profitability.

We May Not Be Able To Sell Communities When Appropriate

Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own seven communities (of 145 total) which are subject to restrictions on sale, and are required to be exchanged through a 1031b tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

Environmental Problems are Possible and Can be Costly

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such community. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. All of our communities have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor are we aware of, any environmental liability that we believe would have a material adverse effect on our business, results of operations, financial condition or liquidity. Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate.

Some of these lawsuits have resulted in substantial monetary judgments or settlements. We cannot be assured that existing environmental assessments of our communities reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist.

Compliance or Failure to Comply with Laws Requiring Access to Our Properties by Disabled Persons Could Result in Substantial Cost

The Americans with Disabilities Act, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing communities. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We cannot ascertain the costs of compliance with these laws, which may be substantial.

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

Failure to Qualify as a REIT Would Cause Us to be Taxed as a Corporation

If we failed to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. The Internal Revenue Service may challenge our qualification as a REIT for prior years, and new legislation, regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification. For any taxable year that we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at corporate rates, plus any applicable alternative minimum tax. In addition, unless entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer qualify for the dividends paid deduction nor be required to be made in order to preserve REIT status. We might be required to borrow funds or to liquidate some of our investments to pay any applicable tax resulting from our failure to qualify as a REIT.

Failure to Make Required Distributions Would Subject Us to Income Taxation

In order to qualify as a REIT, each year we must distribute to stockholders at least 90% of its REIT taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that we satisfy the distribution requirement, but distributes less than 100% of taxable income, it will be subject to federal corporate income tax on the undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which the distributions in any year are less than the sum of:

•	85% of ordinary income for that year;
•	95% of capital gain net income for that year; and
•	100% of undistributed taxable income from prior years.

Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of the taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

Complying with REIT Requirements May Cause Us to Forgo Otherwise Attractive Opportunities or Engage in Marginal Investment Opportunities

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of income, the nature and diversification of assets, the amounts distributed to shareholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities or engage in marginal investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None

Item 5.                      Other Information.

None.

Item 6.                 Exhibits
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: November 6, 2008	By: /s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)