Form 10-K
period 2008-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2009-02-25
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1543819
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6584 POPLAR AVENUE	38138
MEMPHIS, TENNESSEE	(Zip Code)
(Address of principal executive offices)

(901) 682-6600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Series H Cumulative Redeemable Preferred Stock, Par	New York Stock Exchange
value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,370,618,258, based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 6, 2009
Common Stock, $.01 par value per share	28,226,241 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the	Part III
Annual Meeting of Shareholders to be held May 28,
2009 to be filed with the Securities and Exchange
Commission pursuant to Regulation 14A, not later
than 120 days after the end of the fiscal year covered
by this Annual Report on Form 10-K.

MID-AMERICA APARTMENT COMMUNITIES, INC.

PART I

Risks Associated with Forward-Looking Statements

       Mid-America Apartment Communities, Inc. considers this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development and renovation activity as well as other capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

       The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

  inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

  increasing real estate taxes and insurance costs;

  failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;

  failure of development communities to lease-up as anticipated;

  inability of a joint venture to perform as expected;

  inability to acquire additional or dispose of existing apartment units on favorable economic terms;

  losses from catastrophes in excess of our insurance coverage;

  unexpected capital needs;

  inability to attract and retain qualified personnel;

  potential liability for environmental contamination;

  adverse legislative or regulatory tax changes;

  litigation and compliance costs associated with laws requiring access for disabled persons;

  imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;

  inability to acquire funding through the capital markets;

  inability to pay required distributions to maintain REIT status due to required debt payments;

  changes in interest rate levels, including that of variable rate debt, such as extensively used by us;

  loss of hedge accounting treatment for interest rate swaps due to volatility in the financial markets;

  the continuation of the good credit of our interest rate swap and cap providers;

  the availability of credit, including mortgage financing, and the liquidity of the debt markets, including that provided to us by Fannie Mae and Freddie Mac, at present operating under the conservatorship of the United States Government; and

  inability to meet loan covenants.

ITEM 1. BUSINESS.

Overview of Mid-America

     Founded in 1994, Mid-America Apartment Communities, Inc. is a Memphis, Tennessee-based self-administered and self-managed real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities in the Sunbelt region of the United States. We, together with our subsidiaries, report as a single business segment. As of December 31, 2008, we owned 100% of 143 properties representing 41,928 apartment units, 20 of which were under construction, and had a 33.33% ownership interest in Mid-America Multifamily Fund I, LLC, or Fund I, which owned 2 properties containing 626 apartment units. Our apartment communities were located in 13 states.

     Mid-America’s business is conducted principally through Mid-America Apartments, L.P., which we refer to as our operating partnership. Mid-America is the sole general partner of the operating partnership, holding 289,449 common units of partnership interest, or common units, comprising a 1% general partnership interest in the operating partnership as of December 31, 2008. Mid-America’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc. is a limited partner in the operating partnership and, as of December 31, 2008, held 26,251,923 common units, or 90.70% of all outstanding common units.

     Our corporate offices are located at 6584 Poplar Avenue, Memphis Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2008, we had 1,173 full time employees and 72 part time employees.

     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the company,” or “Mid-America” refer collectively to Mid-America Apartment Communities, Inc. and its subsidiaries.

Operating Philosophy

     Mid-America’s primary objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund its dividend through all parts of the real estate investment cycle, and to create new shareholder value by growing in a disciplined manner. Mid-America focuses on growing shareholder value by effectively and efficiently operating our existing investments and, when accretive to shareholder value, through new investments.

     Investment Focus. Mid-America’s primary investment focus is on apartment communities in the Sunbelt region of the United States. We believe that sustaining a relatively young portfolio with continued growth potential is important, and believe that we have one of the younger portfolios in the apartment sector. We are focused on the acquisition of new properties with exceptional growth potential and properties that we believe can be repositioned with appropriate use of capital and our operating management skills. We are currently focusing on increasing our investments in relatively new properties within our current geographic area with the potential for above average growth. We have an existing joint venture whose goal is to acquire and reposition properties 7 – 15 years old that has now completed its investment program. We are working to establish a new joint venture to continue this investment strategy.

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

     High Quality Assets. Mid-America has one of the younger REIT portfolios, and strives to maintain a young portfolio of our assets in excellent condition, believing that continuous capital replacement and maintenance will lead to higher long-run returns on investment. Mid-America periodically and selectively sells assets to ensure that our portfolio consists primarily of high quality, well-located properties within our market area.

     Diversified Market Focus. We believe the stability of our cash flow is enhanced and it will generate higher risk adjusted cash flow returns, with lower volatility, through our diversified strategy of investments over both primary and secondary markets throughout the Sunbelt region of the United States.

     Intensive Property and Asset Management Focus. Mid-America has traditionally emphasized property management, and over the past several years, we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and, most recently, revenue management. A large majority of Mid-America’s property managers are Certified Apartment Managers, a designation established by the National Apartment Association, which provides training for on-site manager professionals. Mid-America also provides our own in-house leadership development program consisting of an 18-month, three-module program followed by two comprehensive case studies which was developed with the assistance of U.S. Learning, Inc.

     Decentralized Operational Structure. Mid-America operates in a decentralized manner. We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. In 2004, Mid-America completed the installation of the property and accounting modules of a new web-based property management system that increased the amount of information shared between senior and executive management and the properties on a real time basis, improving the support provided to on-site property operations. In 2005, we made significant improvements to our operating platform and we expect these enhancements will help capture more operating efficiencies, continue to support effective expense control and provide for various expanded revenue management practices. In 2007, we implemented a new “yield management” pricing program that we expect will help our property managers to optimize rental revenues. We also installed new purchase order and accounts payable software in 2007 and implemented processes to provide improved controls and management information. In 2008, we implemented revised utility billing processes, rolled out new web-sites enabling on-line lease applications and improved web-based marketing programs, and we anticipate continued enhancements in 2009.

Proactive Balance Sheet and Portfolio Management

     Mid-America focuses on improving the net present value of each share of Mid-America common stock. We routinely evaluate each asset and from time-to-time sell those that no longer fit our strategy. We make new investments and issue new equity when management believes it can add to value per share. In the past, Mid-America has sold assets to fund share repurchases when, in management’s view, shareholder value would be enhanced.

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

  utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions and individual unit amenities;

  developing new ancillary income programs aimed at offering new services to residents, including telephone, cable, and internet access, on which we generate fee and commission income;

  implementing programs to control expenses through investment in cost-saving initiatives, including measuring and passing on to residents the cost of various expenses, including water and other utility costs;

  analyzing individual asset productivity performances to identify best practices and improvement areas;

  proactively maintaining the physical condition of each property;

  improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to maintain market leadership positions;

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

  allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns for Mid-America; and

  acquiring and from time to time developing properties when expected returns exceed our investment hurdle rate.

     Joint Venture Strategy. One of Mid-America’s strategies is to co-invest with partners in joint venture opportunities from time-to-time to the extent we believe that a joint venture will enable us to obtain a higher return on our investment through management and other fees, which leverage our skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for Mid-America. At present, we have focused the investment on properties 7 years old or older, with younger acquisitions becoming part of the wholly-owned portfolio.

     Disposition Strategy. Mid-America from time-to-time disposes of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives. Typically, Mid-America selects assets for disposition that do not meet our present investment criteria, including estimated future return on investment, location, market, potential for growth, and capital needs. Mid-America may from time-to-time also dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above. No apartment communities were sold during 2008.

     Acquisition Strategy. One of Mid-America’s growth strategies is to acquire and redevelop apartment communities that meet our investment criteria and focus as discussed above when the expected returns exceed our investment hurdle rate, generally defined as our estimated cost of equity plus 20%. Mid-America has extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, Mid-America will acquire newly built and developed communities that can be purchased on a favorable pricing basis. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets in the Sunbelt region of the United States.

     The following apartment communities were purchased during 2008:

		Number
Property	Location	of Units	Date Purchased
100% Owned Properties:
Cascade at Fall Creek	Humble (Houston), TX	246	January 10, 2008
Providence at Brier Creek	Raleigh, NC	313	May 21, 2008
The Edge at Lyon's Gate	Gilbert (Phoenix), AZ	312	July 31, 2008
The Sanctuary at Oglethorpe	Atlanta, GA	250	August 13, 2008
Village Oaks	Temple Terrace (Tampa), FL	215	August 27, 2008
Village Oaks (1)	Temple Terrace (Tampa), FL	4	Various
		1,340

33.33% Owned Properties through Fund I:
Milstead Village	Kennesaw (Atlanta), GA	310	January 17, 2008
Greenwood Forest	Greenwood Forest (Houston), TX	316	March 27, 2008
		626

Total 2008 Acquisitions		1,966
____________________

(1)	On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums and it is our intent to acquire these units if and when they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008, we acquired four of the remaining 19 units.

     Development Strategy. In 2006, Mid-America began some limited expansion development projects on adjacent land to existing apartment communities using fixed price contracts. We do not currently intend to maintain a dedicated development staff or to expand into development in a significant way. We prefer to capture accretive new growth through opportunistically acquiring new properties.

Common and Preferred Stock

     Mid-America continuously reviews opportunities for lowering our cost of capital, and increasing net present value per share. We evaluate opportunities to repurchase stock when we believe that our stock price is below our net present value and accordingly repurchased common stock, funded by asset sales, between 1999 and 2001. Mid-America also looks for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by stock sales, when the investment return is projected to substantially exceed our cost of capital. We will also opportunistically seek to lower our cost of capital through refinancing preferred stock as we did in 2003, 2006 and 2007.

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

     The following are the issuances of common stock which have been made through these agreements through December 31, 2008:

			Net
	Number of	Net	Average
	Shares Sold	Proceeds	Sales Price
2006	194,000	$11,481,292	$59.18
2007	323,700	$18,773,485	$58.00
2008	1,955,300	$103,588,758	$52.98
Total	2,473,000	$133,843,535	$54.12

     In October 2007, Mid-America redeemed all of our issued and outstanding 9¼% Series F Cumulative Redeemable Preferred Stock for $11.9 million.

     Mid-America also has a direct stock purchase plan which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. Throughout 2008, we issued a total of 402,593 shares through the direct stock purchase plan at an average 1.5% discount, and terminated the discount in December, 2008. No waivers were granted during 2008.

Share Repurchase Program

     In 1999, Mid-America’s Board of Directors approved an increase in the number of shares of Mid-America’s common stock authorized to be repurchased to 4 million shares. As of December 31, 2008, Mid-America had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to sell assets based on our disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return. No shares were repurchased from 2002 through 2008 under this plan.

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

Environmental Matters

     As part of the acquisition process, Mid-America obtains environmental studies on all of our apartment communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before Mid-America takes ownership of an acquisition community; however, no assurance can be given that the studies identify all significant environmental problems.

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

     Additionally, a copy of this Annual Report on Form 10-K, along with Mid-America’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on Mid-America’s website free of charge. The filings can be found on the Investor Relations page under SEC Filings. Mid-America’s website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can also be found on the Investor Relations page under Governance Documents. Mid-America’s website address is http://www.maac.net. Reference to Mid-America’s website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Memphis, TN 38138.

Recent Developments

     Dispositions. On January 15, 2009, Mid-America sold the Woodstream apartments, a 304-unit community in Greensboro, North Carolina.

     Acquisitions. On January 16, 2009, Mid-America acquired one of the 15 remaining units of the Village Oaks apartments located in Temple Terrace (Tampa), Florida.

Qualification as a Real Estate Investment Trust

     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our shareholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our shareholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property. In 2008, we declared total distributions of $2.46 per common share to our shareholders.

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

Failure to generate sufficient cash flows could limit our ability to pay distributions to shareholders.

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

  job losses resulting from further declines in economic activity;

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

  withdrawal of Government support of apartment financing through its financial backing of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Corporation, or Freddie Mac;

  an uninsured loss, resulting from a catastrophic storm or act of terrorism;

  changes in interest rate levels and the availability of financing, borrower credit standards, and down-payment requirements which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase our acquisition and operating costs (if interest rates increase and financing is less readily available);

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

Our financing could be impacted by negative capital market conditions.

     Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of December 31, 2008, 89% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the payments to us by our swap counterparties) and the actual interest rate we pay through the Fannie Mae Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our swaps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

     Our credit facilities with FNMA and Freddie Mac expire 2011 – 2018, and we anticipate that replacement facilities will be at a higher cost and have less attractive terms.

A change in U.S. government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition.

     The U. S. government has committed $200 billion of preferred equity each to FNMA and Freddie Mac, and placed them in conservatorship through the end of 2009. The Treasury Department has recently increased FNMA and Freddie Mac’s portfolio limitation to $900 billion, which at present is required to be reduced on a phased basis beginning in 2010. Through expansion of their off-balance sheet lending products (which form the large majority of our borrowing), we believe that FNMA and Freddie Mac balance sheet limitations will not restrict their support of lending to the multifamily industry and to us in particular. Statements supporting their involvement in apartment lending by the heads of multifamily lending of FNMA, Freddie Mac, and their regulator have recently been reiterated. Should this support change, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, potentially causing a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

A change in the value of our assets could cause us to experience a cash shortfall and be in default of our loan covenants.

     Mid-America borrows on a secured basis from FNMA, Freddie Mac, and Regions Bank. A significant reduction in value could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse affect on our liquidity and our ability to meet our loan covenants.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT.

     At December 31, 2008, we had total debt outstanding of $1.3 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of December 31, 2008, our ratio of debt to undepreciated book value was approximately 50%. Our Board of Directors can modify this policy at any time which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective.

     We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.2 billion of our outstanding debt as of December 31, 2008. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is tied to the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

     The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. In our experience, the FNMA DMBS rate has averaged 5 basis points to 12 basis points below LIBOR, and the Freddie Mac Reference Bill rate has averaged 15 basis points to 17 basis points below LIBOR, but in the past year the spreads have increased significantly and have been more volatile than we have historically seen. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic trends, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

     The difference in interest rates between the DMBS and Reference Bill rates and three-month LIBOR, which is a component of the ineffectiveness of the LIBOR-based swaps, flows through interest expense in the current period, and together with the recognized ineffectiveness (which is also an adjustment to current period interest expense), reduces the effectiveness of the swaps.

     We also rely on the credit of the counterparties that provide swaps to hedge the interest rate risk on our credit facilities. We use three major banks to provide nearly 78% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our swap providers should suffer a significant downgrade of its credit rating or fail, our swaps may become ineffective, in which case the value of the swap would be adjusted to value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

One or more interest rate swap or cap counterparties could default, causing us significant financial exposure.

     We enter into interest rate swap and interest rate cap agreements only with counterparties that are highly rated (generally, AA- or above by Standard & Poors, or Aa3 or above by Moody’s). We also try to diversify our risk amongst several counterparties. In the event one or more of these counterparties were to go into liquidation or to experience a significant rating downgrade, this could cause us to liquidate the interest rate swap, or lose the interest rate protection of an interest rate cap. Liquidation of an interest rate swap could cause us to be required to pay the swap counter party the net present value of the swap, which may represent a significant current period cash charge, possibly sufficient to cause us to breach one or more loan covenants.

Variable interest rates may adversely affect funds from operations.

     At December 31, 2008, effectively $185 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At December 31, 2008, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at December 31, 2008. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

Losses from catastrophes may exceed our insurance coverage.

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

Increasing real estate taxes and insurance costs may negatively impact financial condition.

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

Property insurance limits may be inadequate and deductibles may be excessive in the event of a catastrophic loss or a series of major losses, and may cause a breach of a loan covenants.

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

Issuances of additional debt or equity may adversely impact our financial condition.

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

We are dependent on key personnel.

     Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

New acquisitions may fail to perform as expected and failure to integrate acquired communities and new personnel could create inefficiencies.

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

We may not be able to sell communities when appropriate.

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

Environmental problems are possible and can be costly.

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

Our ownership limit restricts the transferability of our capital stock.

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

Provisions of our charter and Tennessee law may limit the ability of a third party to acquire control of us.

Ownership Limit. The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without the consent of our Board of Directors.

Preferred Stock. Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. Currently, we have 6,200,000 shares of 8.30% Series H Cumulative Redeemable Preferred Stock issued and outstanding.

Tennessee Anti-Takeover Statutes. As a Tennessee corporation, we are subject to various legislative acts, which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests.

Our investments in joint ventures may involve risks.

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

Failure to qualify as a REIT would cause us to be taxed as a corporation.

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

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

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

Failure to make required distributions would subject us to income taxation.

     In order to qualify as a REIT, each year we must distribute to stockholders at least 90% of our taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that we satisfy the distribution requirement, but distribute less than 100% of taxable income, we will be subject to federal corporate income tax on the undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or engage in marginal investment opportunities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2. PROPERTIES.

     Mid-America seeks to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 75% of Mid-America's apartment units are located in Georgia, Florida, Tennessee, and Texas markets. Mid-America's strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

     The following table sets forth certain historical information for the apartment communities we owned at December 31, 2008:

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2008
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2008	2008	(000's)		Rate		Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$708.51	95.00%	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$618.55	95.39%	$—	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$724.17	91.07%	$—	(1)		(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$767.49	93.75%	$—	(1)		(1)		(1)
				952	989,808	1,040	$713.48	93.17%
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$659.76	96.54%	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$627.62	93.75%	$—	(1)		(1)		(1)
Westside Creek I & II	Little Rock, AR	1984/86	1997	308	320,936	1,042	$704.85	97.08%	$—	(1)		(1)		(1)
				808	699,056	865	$667.40	95.92%
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	312	299,208	959	$821.66	91.67%	$—
Talus Ranch	Phoenix, AZ	2005	2006	480	437,280	911	$758.16	85.83%	$—
				792	736,488	930	$783.18	88.13%
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$755.67	92.36%	$—	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$702.61	80.83%	$—	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$800.16	95.42%	$—	(4)		(4)		(4)
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$917.87	94.77%	$—	(2)		(2)		(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,255.96	94.79%	$—	(7)		(7)		(7)
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$738.08	96.63%	$7,000	(10)	1.795%	(10)	10/15/2032	(10)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$907.20	93.56%	$—	(2)		(2)		(2)
Cooper's Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$796.26	96.15%	$—	(2)		(2)		(2)
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$818.54	93.45%	$—	(8)		(8)		(8)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$733.01	96.88%	$—	(1)		(1)		(1)
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	501	556,110	1,110	$905.14	92.81%	$—	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$854.66	90.23%	$—	(1)		(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$872.03	92.71%	$—	(2)		(2)		(2)
St. Augustine I & II	Jacksonville, FL	1987/2008	1995	524	423,392	808	$718.70	84.92%	$13,235	(20)		(20)		(20)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$750.03	92.55%	$—	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$729.27	94.67%	$—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$757.13	91.81%	$—	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$739.63	93.75%	$—	(2)		(2)		(2)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$714.22	79.17%	$6,805	(2)(3)		(2)(3)		(2)(3)
Paddock Club Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$895.11	92.13%	$—	(2)		(2)		(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$847.22	93.42%	$—	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$801.47	95.71%	$—	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$848.04	96.52%	$—	(1)		(1)		(1)
Village Oaks	Tampa, FL	2005	2008	219	252,726	1,154	$990.66	96.35%	$—
				7,808	7,671,640	983	$834.33	92.23%
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$742.72	93.13%	$—	(1)		(1)		(1)
Sanctuary at Oglethorpe	Atlanta, GA	1995	2008	250	287,500	1,150	$1,217.07	96.80%	$23,500		6.210%		11/15/2015
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$639.69	98.96%	$—	(5)		(5)		(5)
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$590.34	94.12%	$—	(1)		(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$641.42	93.33%	$3,480	(15)		(15)	5/15/2033	(15)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$824.16	88.18%	$—	(5)		(5)		(5)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$635.24	95.16%	$—	(1)		(1)		(1)
Whisperwood	Columbus, GA	80/82/84/86/98	1997	1,008	1,220,688	1,211	$779.07	88.89%	$—	(1)		(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$597.88	96.84%	$—	(1)		(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$802.10	96.52%	$—	(1)		(1)		(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$800.76	94.01%	$—	(6)		(6)		(6)
Lanier	Gainesville, GA	1998	2005	344	395,944	1,151	$808.29	92.15%	$18,984		5.300%		3/1/2014
Lake Club	Gainesville, GA	2001	2005	313	359,950	1,150	$754.64	84.35%	$—	(6)		(6)		(6)
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$617.81	95.37%	$—	(5)		(5)		(5)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$677.69	89.33%	$—	(1)		(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$756.92	94.14%	$—	(8)		(8)		(8)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$642.86	97.22%	$—	(1)		(1)		(1)

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2008
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2008	2008	(000's)		Rate		Date
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$717.90	94.17%	$—	(1)		(1)		(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$848.78	98.18%	$—
Oaks at Wilmington Island	Savannah, GA	1999	2006	306	300,492	982	$871.95	96.41%	$—	(7)		(7)		(7)
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$619.44	93.98%	$—	(1)		(1)		(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$690.09	87.19%	$—	(1)		(1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$667.66	90.42%	$—	(1)		(1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$712.05	95.50%	$—
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$701.48	94.74%	$—	(1)		(1)		(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$773.47	88.65%	$—	(1)		(1)		(1)
				7,192	7,728,702	1,075	$749.43	92.66%
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$705.95	92.08%	$—	(1)		(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$735.13	90.50%	$9,378		5.875%		1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$891.10	88.11%	$—	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$618.00	97.46%	$—	(1)		(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$652.28	92.39%	$—	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$633.87	96.03%	$—	(1)		(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$643.94	94.79%	$—	(1)		(1)		(1)
				1,748	1,626,966	931	$712.88	92.62%
Riverhills	Grenada, MS	1972	1985	96	81,984	854	$445.23	96.88%	$—
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$746.69	96.94%	$—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$698.82	96.66%	$—	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$720.52	91.22%	$5,880	(11)	1.705%	(11)	5/15/2031	(11)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$653.03	96.43%	$—	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$733.97	94.12%	$—	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$696.40	97.23%	$—	(1)		(1)		(1)
				1,794	1,795,272	1,001	$697.09	95.60%
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$712.45	93.30%	$—	(1)		(1)		(1)
Waterford Forest	Cary, NC	1996	2005	384	344,448	897	$704.89	94.27%	$—	(6)		(6)		(6)
Woodstream	Greensboro, NC	1983	1994	304	217,056	714	$548.69	94.41%	$—
Preserve at Brier Creek	Raleigh, NC	2002/07	2006	450	518,850	1,153	$937.85	93.33%	$—	(1)		(1)		(1)
Providence at Brier Creek	Raleigh, NC	2007	2008	313	297,037	949	$871.57	70.61%	$—
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$570.00	90.83%	$—	(2)		(2)		(2)
				1,885	1,720,661	913	$746.59	89.60%
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$664.77	89.25%	$—	(1)		(1)		(1)
				214	214,428	1,002	$664.77	89.25%
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$732.52	92.39%	$—	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$739.34	88.89%	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$579.06	91.07%	$—	(1)		(1)		(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$657.94	94.17%	$7,735	(12)	1.854%	(12)	5/15/2031	(12)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$754.00	92.26%	$—	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$559.45	94.64%	$—	(1)		(1)		(1)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$575.74	95.11%	$—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$728.11	93.75%	$—	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$566.65	93.27%	$—	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$576.86	96.63%	$—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$923.40	98.08%	$8,365	(9)	1.825%	(9)	11/15/2035	(9)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$656.69	95.65%	$—	(1)		(1)		(1)

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2008
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2008	2008	(000's)		Rate		Date
Farmington Village	Summerville, SC	2007	2007	280	307,440	1,098	$886.09	92.50%	$15,200		3.769%		12/10/2015
				2,884	2,736,196	949	$691.55	93.83%
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$557.24	96.95%	$—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$589.36	97.67%	$—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$655.19	95.37%	$—	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$848.05	98.28%	$5,465	(16)		(16)	5/15/2033	(16)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$579.10	87.00%	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$655.35	94.67%	$5,095		1.655%		10/15/2032
Post House North	Jackson, TN	1987	1989	144	144,720	1,005	$656.55	90.28%	$3,375	(13)	1.705%	(13)	5/15/2031	(13)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$593.47	87.16%	$—	(1)		(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$679.85	90.16%	$4,801		6.070%		9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$571.18	97.10%	$—	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$616.71	91.90%	$—	(4)		(4)		(4)
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$690.85	96.77%	$—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$687.32	92.88%	$—	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$1,027.14	95.12%	$—	(4)		(4)		(4)
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$807.24	94.59%	$—	(5)		(5)		(5)
River Trace	Memphis, TN	1981/85	1997	440	370,920	843	$574.04	96.59%	$—
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$841.18	94.17%	$—	(1)		(1)		(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$792.96	96.15%	$—	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$914.85	94.46%	$—	(1)		(1)		(1)
Monthaven Park	Nashville, TN	1999/01	2004	456	427,728	938	$795.10	95.39%	$—	(7)		(7)		(7)
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$661.67	91.59%	$6,645	(17)	1.805%	(17)	2/15/2034	(17)
				7,026	6,620,996	942	$698.65	94.22%
Northwood	Arlington, TX	1980	1998	270	224,100	830	$610.05	90.74%	$—	(2)		(2)		(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$803.01	87.76%	$—	(2)		(2)		(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	210	198,240	944	$914.83	94.76%	$—	(7)		(7)		(7)
Silverado	Austin, TX	2003	2006	312	303,264	972	$839.96	90.06%	$—	(7)		(7)		(7)
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$687.28	94.79%	$4,050	(18)	1.805%	(18)	2/15/2034	(18)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$624.57	91.12%	$3,585	(19)	1.805%	(19)	2/15/2034	(19)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$888.50	93.53%	$—	(2)		(2)		(2)
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$667.58	96.59%	$—	(6)		(6)		(6)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$702.22	98.71%	$—	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$608.10	95.39%	$—	(2)		(2)		(2)
Grand Courtyard	Dallas, TX	2000	2006	390	341,250	875	$811.68	93.85%	$—	(7)		(7)		(7)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$649.68	92.31%	$—	(6)		(6)		(6)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$777.03	92.50%	$—	(6)		(6)		(6)
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$840.65	96.10%	$—	(2)		(2)		(2)
Park Place (Houston)	Houston, TX	1996	2007	229	207,016	904	$864.32	94.76%	$—
Ranchstone	Houston, TX	1996	2007	220	193,160	878	$811.37	95.00%	$—	(7)		(7)		(7)
Reserve at Woodwind Lakes	Houston, TX	1999	2006	328	316,192	964	$831.53	92.07%	$14,820		5.930%		6/15/2015
Cascade at Fall Creek	Humble, TX	2007	2008	246	227,796	926	$973.07	96.34%	$—
Chalet at Fall Creek	Humble, TX	2006	2007	268	260,228	971	$933.31	93.28%	$—	(7)		(7)		(7)
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$629.94	95.62%	$—	(6)		(6)		(6)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$794.85	95.63%	$—	(2)		(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$590.22	94.01%	$—	(2)		(2)		(2)
Highwood	Plano, TX	1983	1998	196	156,800	800	$740.00	97.96%	$—	(4)		(4)		(4)
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$797.58	95.98%	$—	(2)		(2)		(2)
Boulder Ridge	Roanoke, TX	1999/2008	2005	494	446,082	903	$804.48	88.26%	$—	(2)		(2)		(2)
Copper Ridge	Roanoke, TX	2008	2008	200	254,000	1,270	$904.43	51.00%	$—
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$684.59	95.67%	$—	(6)		(6)		(6)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$882.83	94.89%	$—	(7)		(7)		(7)

					Approximate	Average	Monthly	Average	Encumbrances at
					Rentable	Unit	Rent per	Occupancy	December 31, 2008
			Year		Area	Size	Unit at	Percent at	Mortgage/Bond
		Year	Management	Number	(Square	(Square	December 31,	December 31,	Principal		Interest		Maturity
Property	Location	Completed	Commenced	of Units	Footage)	Footage)	2008	2008	(000's)		Rate		Date
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$707.53	97.50%	$—	(6)		(6)		(6)
				8,529	7,439,618	872	$768.32	92.82%
Township	Hampton, VA	1987	1995	296	248,048	838	$977.21	92.91%	$10,800	(14)	1.795%	(14)	10/15/2032	(14)
				296	248,048	838	$977.21	92.91%

Subtotal 100% Owned				41,928	40,227,879	959	$752.12	92.91%

Joint Venture Properties
Milstead Village	Kennesaw, GA	1998	2008	310	356,190	1,149	$912.59	85.16%	N/A
Greenwood Forest	Houston, TX	1994	2008	316	310,944	984	$857.06	94.62%	N/A

Subtotal Joint Venture Properties				626	667,134	1,066	$884.56	89.94%

Total 100% Owned and Joint Venture Properties				42,554	40,895,013	961	$754.07	92.87%
____________________

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $596.8 million outstanding with a variable interest rate of 2.85% on which there exists in combination with the FNMA facility mentioned in note (2) eighteen interest rate swap agreements totaling $640 million at an average rate of 5.37% at December 31, 2008.

(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 million available and $198.6 million outstanding, $65 million with a fixed rate of 7.71% and $133.6 million of which had a variable interest rate of 3.60% on which there exists interest rate swaps as mentioned in note (1) at December 31, 2008.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.

(4)

Encumbered, along with one corporate property, by a term loan with a principal balance of $38.6 million at December 31, 2008, with a maturity of April 1, 2009 and an interest rate of 3.20% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $0.7 million at December 31, 2008.

(6)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 1.50% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2008.

(7)

Encumbered by a $200 million Freddie Mac facility, with $179.5 million available and an outstanding balance of $179.5 million and a variable interest rate of 0.89% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% at December 31, 2008.

(8)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $11.6 million at December 31, 2008, and an average interest rate of 5.25%.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(15)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 4.42% and $3.0 million with a variable rate of 1.785% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

(16)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 4.42% and $5.0 million with a variable rate of 1.785% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(20)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Mid-America’s common stock has been listed and traded on the New York Stock Exchange, or NYSE, under the symbol “MAA” since our initial public offering in February 1994. On February 6, 2009, the reported last sale price of Mid-America’s common stock on the NYSE was $29.31 per share, and there were approximately 1,728 holders of record of the common stock. Mid-America believes we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock and the dividends declared by Mid-America with respect to the periods indicated.

	Sales Prices		Dividends	Dividends
	High	Low	Paid	Declared
2008:
First Quarter	$54.700	$38.280	$0.615	$0.615
Second Quarter	$57.820	$49.760	$0.615	$0.615
Third Quarter	$60.660	$45.000	$0.615	$0.615
Fourth Quarter	$49.560	$23.630	$0.615	$0.615

2007:
First Quarter	$60.740	$51.700	$0.605	$0.605
Second Quarter	$59.620	$50.110	$0.605	$0.605
Third Quarter	$56.000	$43.150	$0.605	$0.605
Fourth Quarter	$54.590	$41.750	$0.605	$0.615

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

     In 2006, Mid-America issued a total of 1,356,015 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2007, Mid-America issued a total of 136,483 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2008, Mid-America issued a total of 421,794 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases.

     The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2008.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options	(excluding securities
	and Rights	Warrants and Rights	reflected in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation
plans approved
by security holders	25,782	$25.38	447,581

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

Total	25,782	$25.38	447,581
____________________

(1)	Columns (a) and (b) above do not include 67,679 shares of restricted stock that are subject to vesting requirements which were issued through Mid-America’s Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 67,786 shares of restricted stock that are subject to vesting requirements which were issued through Mid-America’s 2004 Stock Plan, or 65,436 shares of common stock which have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

(2)	Column (c) above includes 363,017 shares available to be issued under Mid-America’s 2004 Stock Plan and 84,564 shares available to be issued under Mid-America’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

     Mid-America has not granted any stock options since 2002.

     The following graph compares the cumulative total returns of the shareholders of Mid-America since December 31, 2003 with the S&P 500 Index and the FTSE NAREIT Equity Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for Mid-America’s common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '03	Dec '04	Dec '05	Dec '06	Dec '07	Dec '08
Mid-America	$100.00	$131.05	$163.17	$201.12	$156.86	$143.66
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$ 89.53
FTSE NAREIT Equity Index	$100.00	$131.58	$147.58	$199.32	$168.05	$ 89.91

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data on a historical basis for Mid-America. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Total operating revenues	$369,851	$347,346	$318,370	$288,536	$268,986
Expenses:
Property operating expenses	155,150	142,283	132,503	121,661	114,857
Depreciation	90,168	84,789	77,545	72,590	68,929
Property management and general and administrative expenses	28,636	28,726	23,001	20,862	18,363
Income from continuing operations before non-operating items	95,897	91,548	85,321	73,423	66,837
Interest and other non-property income	509	195	663	495	604
Interest expense	(62,010)	(63,639)	(62,308)	(57,318)	(50,954)
(Loss) gain on debt extinguishment	(116)	(123)	(578)	(419)	1,342
Amortization of deferred financing costs	(2,307)	(2,407)	(2,036)	(2,011)	(1,753)
Incentive fees from real estate joint ventures	—	1,019	—	1,723	—
Net casualty (loss) gains and other settlement proceeds	(247)	589	84	749	2,683
(Loss) gains on sale of non-depreciable assets	(3)	534	50	18	—
Income from continuing operations before minority interest and
investments in real estate joint ventures	31,723	27,716	21,196	16,660	18,759
Minority interest in operating partnership income	(1,822)	(3,510)	(1,590)	(1,571)	(2,264)
(Loss) income from real estate joint ventures	(844)	5,330	(114)	3,099	2,962
Income from continuing operations	29,057	29,536	19,492	18,188	19,457
Discontinued operations:
Income (loss) from discontinued operations before asset impairment,
settlement proceeds and gain on sale	1,312	1,246	1,453	1,824	(410)
Asset impairment of discontinued operations	—	—	—	(243)	(200)
Net (loss) gain on insurance and other settlement proceeds of
discontinued operations	—	—	—	(25)	526
(Loss) gains on sale of discontinued operations	(120)	9,164	—	—	5,825
Net income	30,249	39,946	20,945	19,744	25,198
Preferred dividend distributions	12,865	13,688	13,962	14,329	14,825
Premiums and original issuance costs associated with the redemption
of preferred stock	—	589	—	—	—
Net income available for common shareholders	$17,384	$25,669	$6,983	$5,415	$10,373

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	26,943	25,296	23,474	21,405	20,317
Effect of dilutive stock options	103	166	224	202	335
Diluted	27,046	25,462	23,698	21,607	20,652

Net income available for common shareholders	$17,384	$25,669	$6,983	$5,415	$10,373
Discontinued property operations	(1,192)	(10,410)	(1,453)	(1,556)	(5,741)
Income from continuing operations available for common shareholders	$16,192	$15,259	$5,530	$3,859	$4,632

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.60	$0.60	$0.24	$0.18	$0.23
Discontinued property operations	0.05	0.41	0.06	0.07	0.28
Net income available for common shareholders	$0.65	$1.01	$0.30	$0.25	$0.51

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.60	$0.60	$0.23	$0.18	$0.22
Discontinued property operations	0.04	0.41	0.06	0.07	0.28
Net income available for common shareholders	$0.64	$1.01	$0.29	$0.25	$0.50

Balance Sheet Data:
Real estate owned, at cost	$2,552,808	$2,343,130	$2,218,532	$1,987,853	$1,862,850
Real estate assets, net	$1,851,331	$1,720,553	$1,669,539	$1,510,289	$1,459,952
Total assets	$1,921,955	$1,783,822	$1,746,646	$1,580,125	$1,522,525
Total debt	$1,323,056	$1,264,620	$1,196,349	$1,140,046	$1,083,473
Minority interest	$30,471	$28,868	$32,600	$29,798	$31,376
Shareholders' equity and redeemable stock	$413,951	$403,530	$449,066	$362,526	$347,325

Other Data (at end of period):
Market capitalization (shares and units) (1)	$1,293,145	$1,358,100	$1,745,674	$1,358,725	$1,145,183
Ratio of total debt to total capitalization (2)	50.6%	48.2%	40.7%	45.6%	48.6%
Number of properties, including joint venture ownership interest (3)	145	137	138	132	132
Number of apartment units, including joint venture ownership interest (3)	42,554	40,248	40,293	38,227	37,904
____________________

(1)	Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) and common shares, regardless of classification on balance sheet, as well as partnership units (value based on common stock equivalency).

(2)	Total capitalization is market capitalization plus total debt.

(3)	Property and apartment unit totals have not been adjusted to exclude properties held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

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

     Development costs, which in 2008 were limited to adding new units to three existing properties, are capitalized in accordance with Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects and Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost.

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

       Mid-America measures ineffectiveness using the change in the variable cash flows method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the interest rate swaps and the intrinsic value or fair value of caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

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

       The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of Statement 157, Mid-America incorporates credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

       Although Mid-America has determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by ourselves and our counterparties. As of December 31, 2008, Mid-America has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, Mid-America has determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. As of December 31, 2008, Mid-America had a total of $990.5 million of notional amount in derivative instruments, all of which had fair values measured using Level 3 inputs. Realized and unrealized losses did not materially affect our results of operations, liquidity or capital resources during the year. Mid-America experienced an overall decrease in fair value of our derivatives due to the fluctuations in the interest rate market throughout the year.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2008

       Mid-America experienced an increase in income from continuing operations before non-operating items in 2008 as we continued to grow our portfolio through acquisitions and limited development and our same store portfolio maintained an average occupancy of 95.3% and raised average effective rents by 1.8% over 2007. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

     Mid-America has grown externally during the past three years by following its acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. Mid-America acquired six properties in 2006, four properties in 2007 and five properties in 2008. Mid-America also purchased two properties through a joint venture in 2008. Offsetting some of this increased revenue stream is five property dispositions in 2007, one of which was through a joint venture.

     Mid-America also benefited from reduced interest expense in 2008 as our twelve month average interest rate dropped from 5.4% in 2007 to 4.9% in 2008.

     The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the years ended December 31, 2008, 2007, and 2006. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

     As of December 31, 2008, the total number of apartment units Mid-America owned or had an ownership interest in was 42,554 in 145 communities, compared to 40,248 apartment units in 137 communities at December 31, 2007, and 40,293 apartment units in 138 communities at December 31, 2006. For communities owned 100% by Mid-America, the average monthly rental per apartment unit, excluding units in lease-up, increased to $750 at December 31, 2008 from $743 at December 31, 2007, and $726 at December 31, 2006. For these same units, overall occupancy at December 31, 2008, 2007, and 2006 was 93.4%, 94.7%, and 94.2%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008, TO THE YEAR ENDED DECEMBER 31, 2007

     Property revenues for the year ended December 31, 2008, increased by approximately $22.3 million from the year ended December 31, 2008, due to (i) a $7.1 million increase in property revenues from the five properties acquired in 2008, or the 2008 acquisitions, (ii) a $5.8 million increase in property revenues from the four properties acquired in 2007, or the 2007 acquisitions, (iii) a $1.7 million increase in property revenues from our development communities, and (iv) a $7.7 million increase in property revenues from the properties held throughout both periods. The increase in property revenues from properties held throughout both periods was generated primarily by Mid-America’s same store portfolio and was driven by a 1.8% increase in average effective rent per unit in 2008 over 2007.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2008, increased by approximately $12.9 million from the year ended December 31, 2007, due primarily to increases of property operating expenses of (i) $3.5 million from the 2008 acquisitions, (ii) $2.9 million from the 2007 acquisitions, (iii) $0.8 million from our development communities, and (iv) $5.7 million from the properties held throughout both periods. The increase in property operating expenses from the properties held throughout both periods consisted primarily of Mid-America’s same store portfolio and represented an average 3.5% increase over prior year expenses and included $591,000 of expense related to Hurricane Ike.

     Depreciation expense increased by approximately $5.4 million primarily due to the increases of depreciation expense of (i) $2.3 million from the 2008 acquisitions, (ii) $1.6 million from the 2007 acquisitions, (iii) $0.3 million from our development communities, and (iv) $3.0 million from fixed asset additions at communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $1.8 million from the expiration of the amortization of fair market value of leases of communities which we previously acquired.

     Property management expenses decreased by approximately $1.1 million from the year ended December 31, 2007, to the year ended December 31, 2008, due to decreased incentive compensation. General and administrative expenses increased by approximately $1.0 million over this same period mainly as a result of increased personnel costs.

     Interest expense decreased approximately $1.6 million in 2008 from 2007 due primarily to the decrease in our average annual borrowing cost from 5.4% in 2007 to 4.9% in 2008. This decrease was somewhat offset by an increase in our average debt outstanding by approximately $83.8 million from 2007 to 2008 to fund acquisitions and our development and redevelopment programs.

     For the year ended December 31, 2007, Mid-America recorded total gains of approximately $5.4 million from the sale of a community owned through a joint venture. The sale of this community resulted in an additional incentive fee being paid to Mid-America of approximately $1.0 million in 2007. In 2007, Mid-America also benefited from a $9.2 million gain resulting from the sale of four communities owned directly by Mid-America. Mid-America had no property dispositions in 2008.

     For the year ended December 31, 2007, Mid-America recorded net casualty gains and other settlement proceeds and gains on sale of land totaling $1.1 million. For the year ended December 31, 2008, Mid-America recorded a loss of $0.3 million for these same items.

     Primarily as a result of the foregoing, net income decreased by approximately $9.7 million in 2008 from 2007.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007, TO THE YEAR ENDED DECEMBER 31, 2006

     Property revenues for the year ended December 31, 2007, increased by approximately $29.2 million from the year ended December 31, 2006, due to (i) a $4.8 million increase in property revenues from the 2007 acquisitions, (ii) an $11.5 million increase in property revenues from the six properties acquired in 2006, or the 2006 acquisitions, (iii) a $0.8 million increase in property revenues from the development communities, and (iv) a $12.1 million increase in property revenues from the properties held throughout both periods. The increase in property revenues from properties held throughout both periods was generated primarily by Mid-America’s same store portfolio and was driven by an average 2.5% increase in average rent per unit in 2007 over 2006.

     Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2007, increased by approximately $9.8 million from the year ended December 31, 2006, due primarily to increases of property operating expenses of (i) $2.1 million from the 2007 acquisitions, (ii) $5.0 million from the 2006 acquisitions, (iii) $0.3 million form the development communities, and (iv) $2.4 million from the properties held throughout both periods. The increase in property operating expenses from the properties held throughout both periods consisted primarily of Mid-America’s same store portfolio and represented an average 2.7% increase over prior year expenses.

     Depreciation expense increased by approximately $7.2 million primarily due to the increases of depreciation expense of (i) $1.2 million from the 2007 acquisitions, (ii) $3.3 million from the 2006 acquisitions, (iii) $0.2 million from the development communities, (iv) $1.8 million from fixed asset additions at the communities held throughout both periods, and (v) $0.7 million from the amortization of fair market value of leases of acquired communities.

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

     For the year ended December 31, 2007, Mid-America recorded total gains of approximately $5.4 million from the sale of a community owned through a joint venture. The sale of this community resulted in an additional incentive fee being paid to Mid-America of approximately $1.0 million in 2007. In 2007, Mid-America also benefited from a $9.2 million gain resulting from the sale of four communities owned directly by Mid-America. Mid-America had no property dispositions in 2006.

     For the year ended December 31, 2007, Mid-America recorded net casualty gains and other settlement proceeds and gains on sale of land totaling $1.1 million. For the year ended December 31, 2006, Mid-America recorded $0.1 million for these same items.

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

     The following table is a reconciliation of FFO to net income for the years ended December 31, 2008, 2007, and 2006 (dollars and shares in thousands):

	Years ended December 31,
	2008	2007	2006
Net income	$30,249	$39,946	$20,945
Depreciation of real estate assets	88,555	83,532	76,205
Net casualty (gains) loss and other settlement proceeds	247	(589)	(84)
Gains on dispositions within real estate joint ventures	(38)	(5,388)	—
Depreciation of real estate assets of discontinued operations	706	1,517	2,003
(Gains) loss on sales of discontinued operations	120	(9,164)	—
Depreciation of real estate assets of real estate joint ventures	953	15	500
Preferred dividend distribution	(12,865)	(13,688)	(13,962)
Minority interest in operating partnership income	1,822	3,510	1,590
Premiums and original issuance costs associated with
the redemption of preferred stock	—	(589)	—
Funds from operations	$109,749	$99,102	$87,197

Weighted average shares and units:
Basic	29,356	27,777	25,979
Diluted	29,459	27,943	26,204

     FFO increases for both 2008 over 2007, and 2007 over 2006 were principally the result of improved community operations from Mid-America’s same store portfolio and the addition of communities from the 2006 acquisitions, 2007 acquisitions and 2008 acquisitions as previously reviewed in the net income discussion above.

TRENDS

     During the first half of 2008, rental demand for apartments continued at robust levels in most of our markets with the notable exception of Florida, where after several years of good growth, markets weakened. Towards the end of the second quarter, we experienced a reduction in our rate of revenue growth, which we think is likely to be due to the slowdown in general economic conditions. During the third quarter and through the end of 2008, the rate of revenue growth continued to slow.

     Job formation, which is a primary driver of demand by apartment residents, weakened towards the end of the second quarter and through the end of 2008. On the supply side, new apartment construction continued to be limited, as in most markets, rents have yet to rise sufficiently to offset the rapid run-up of costs of new construction over the last five years and financing for new development has become difficult to obtain. Competition from condominiums reverting back to being rental units, or new condominiums being converted to rental, was not a major factor in most of our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We are seeing significant rental competition from condominiums and single family houses in only a few submarkets.

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

     We believe that the signs of slower revenue growth will be temporary, and that revenue growth should resume in 2010. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

     While it seems possible that in 2009 we will face declining economic growth as a result of reduced liquidity in the economy, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will return for most of our markets in 2010. Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities increased by approximately $19.4 million to $137.9 million for 2008, compared to $118.6 million for 2007, mainly related to the growth of Mid-America through acquisitions and improved operating results in 2008. Net cash flow provided by operating activities increased by approximately $16.1 million to $118.6 million for 2007 compared to $102.5 million for 2006 mainly related to the growth of Mid-America through acquisitions and improved operating results in 2007.

     Net cash used in investing activities was approximately $243.0 million, $108.8 million and $241.1 million for 2008, 2007 and 2006, respectively. The change in net cash used in investing activities resulted mainly from the varying levels of acquisition activity. A total of approximately $156.3 million was invested in 2008 to acquire properties, this compares to approximately $88.6 million in 2007, and $195.0 million in 2006. Mid-America began limited development activities in 2006, which used net cash of approximately $10.9 million in 2006, $14.6 million in 2007 and $22.7 million in 2008. Mid-America also expanded our renovation activities using net cash of approximately $6.1 million in 2006, $11.3 million in 2007 and $18.2 million in 2008. In 2007, Mid-America received a total of $39.2 million from the disposition of real estate assets, mainly related to property sales. No communities were sold in 2006 or 2008.

     Net cash provided by financing activities was $97.3 million, $1.9 million and $130.1 million for 2008, 2007 and 2006, respectively. The fluctuation in net cash provided by financing activities was mainly impacted by proceeds from issuances of common shares and units. Proceeds from issuances of common shares and units increased in 2006 to approximately $152.0 million primarily due to Mid-America’s raising of funds through stock issuances from our direct stock purchase plan, a controlled equity plan and an overnight offering. During 2007, Mid-America was not as active in raising funds through these equity plans; however, in 2008 Mid-America raised a total of $126.0 million of proceeds from issuances of common shares and units, primarily through a controlled equity plan. Net cash provided by financing activities in 2007 was also impacted by the redemption of our 9¼% Series F Cumulative Redeemable Preferred Stock, or Series F, for $11.9 million.

     The weighted average interest rate at December 31, 2008 for the $1.3 billion of debt outstanding was 4.8%, compared to the weighted average interest rate of 5.4% on $1.3 billion of debt outstanding at December 31, 2007. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

     At December 31, 2008, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility. Together, these credit facilities provided a total line capacity of $1.39 billion and collateralized availability to borrow of $1.36 billion at December 31, 2008. We had total borrowings outstanding under these credit facilities of $1.18 billion at December 31, 2008.

     Approximately 68% of our outstanding obligations at December 31, 2008 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.04 billion, all of which was collateralized and available to borrow at December 31, 2008. We had total borrowings outstanding under the FNMA Facilities of approximately $905 million at December 31, 2008. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less an average spread of 0.05% - 0.13% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.795%. While, generally, the DMBS continued to trade below three-month LIBOR, the spread between them increased during the fourth quarter of 2007 and during 2008, ranging from 0.05% above three-month LIBOR to 1.23% below three-month LIBOR. While we feel this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

     Approximately 21% of our outstanding obligations at December 31, 2008 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $276 million was collateralized and available to borrow at December 31, 2008. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $276 million at December 31, 2008. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated LIBOR, plus a credit enhancement fee of 65 basis points to 69 basis points. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen recently from the more normal 15 basis points to 17 basis points below LIBOR to 41 basis points below LIBOR with a high of 200 basis points below LIBOR on November 1, 2008.

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

     The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2008 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$904,833
Freddie Mac Credit Facilities	300,000	275,929	275,929
Regions Credit Facility	50,000	43,863	661
Regions Term Loan	38,625	38,625	38,625
Other Borrowings	103,008	103,008	103,008
Total Debt	$1,536,062	$1,505,854	$1,323,056

     As of December 31, 2008, we had entered into interest rate swaps totaling a notional amount of $908 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $82 million as of December 31, 2008.

     The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2008 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped (1)	$1,018,484	4.1	5.5%
Tax-free - Fixed Rate or Swapped (1)	37,730	8.3	4.7%
Conventional - Variable Rate	179,796	5.2	2.5%
Tax-free - Variable Rate	4,760	19.4	3.9%
Conventional - Variable Rate - Capped (2)	17,936	0.9	2.8%
Tax-free - Variable Rate - Capped (2)	64,350	3.2	1.8%
Total Debt Outstanding	$1,323,056	4.5	4.8%
____________________

(1)	Maturities on existing swapped balances are calculated using the life of the underlying variable debt.

(2)	When the capped rates of 6.0% and 6.5% are not reached, the average rate represents the rate on the underlying variable debt.

     We only have two scheduled refinancings prior to 2011. One is a $39 million mortgage with Regions Bank that matures April 1, 2009. We plan to replace the Regions debt with mortgages from Freddie Mac which were put in place in the fourth quarter of 2008. The other is the $50 million credit facility with a group of banks led by Regions Bank that matures May 24, 2010.

     The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2008 (in thousands):

	Line Limit
	Credit Facilities			Regions
	Fannie Mae	Freddie Mac	Regions	Term Loan	Other	Total
2009	$—	$—	$—	$38,625	$—	$38,625
2010	—	—	50,000	—	—	50,000
2011	80,000	100,000	—	—	—	180,000
2012	80,000	—	—	—	—	80,000
2013	203,193	—	—	—	—	203,193
2014	321,236	200,000	—	—	18,984	540,220
2015	120,000	—	—	—	53,520	173,520
Thereafter	240,000	—	—	—	30,504	270,504
Total	$1,044,429	$300,000	$50,000	$38,625	$103,008	$1,536,062

     The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of December 31, 2008 (in thousands):

	Swap Balances			Temporary	Total
		SIFMA	Fixed Rate	Fixed Rate		Contract
	LIBOR	(formerly BMA)	Balances	Balances (1)	Balance	Rate
2009	$25,000	$—	$—	$65,000	$90,000	6.9%
2010	140,000	8,365	—	—	148,365	5.7%
2011	158,000	—	—	—	158,000	5.2%
2012	150,000	17,800	—	—	167,800	5.1%
2013	190,000	—	—	—	190,000	5.2%
2014	144,000	—	18,984	—	162,984	5.7%
2015	75,000	—	38,321	—	113,321	5.6%
Thereafter	—	—	25,744	—	25,744	5.6%
Total	$882,000	$26,165	$83,049	$65,000	$1,056,214	5.5%
____________________

(1)	Represents a $65 million fixed rate FNMA borrowing that converts to a variable rate on December 1, 2009.

     During 2008, Mid-America sold 1,955,300 shares of common stock through our continuous equity offering program generating net proceeds of approximately $103.6 million. In 2007 and 2006, Mid-America sold 323,700 shares and 194,000 shares generating net proceeds of approximately $18.8 million and $11.5 million, respectively.

     During 2008, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 403,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $20 million in proceeds. During 2007 and 2006, Mid-America also offered an average 1.5% discount through our DRSPP and issued approximately 120,000 and 1,340,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $6 million and $77 million in proceeds, respectively.

     On October 16, 2007, Mid-America redeemed all of the issued and outstanding shares of Series F for the total redemption price of $11.9 million.

     In May 2006, Mid-America sold 1,150,000 shares of common stock through a public offering generating net proceeds of approximately $59.5 million.

     We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government, and whose securities are now implicitly Government-guaranteed. The Agencies provide credit enhancement for approximately $1.2 billion of our debt as of December 31, 2008. The Federal Housing Finance Agency, or FHFA, is the appointed conservator of the Agencies, and in a press release dated September 12, 2008, stated that “business will continue as usual at the Enterprises during the conservatorship – this applies to both their single family and multifamily businesses. FHFA recognizes the importance of all aspects of the Enterprises’ multifamily businesses … for a healthy secondary market and housing affordability. In particular, support for multifamily housing finance is central to the Enterprises’ public purpose… As conservator, FHFA expects each Enterprise to continue underwriting and financing sound multifamily business.”

     The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. Prudential Mortgage Capital, a DUS lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

     For the year ended December 31, 2008, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $12.7 million, as compared to $4.1 million for the same period in 2007. This compares to a shortfall for the twelve months of 2005 of approximately $4.5 million. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

     The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of December 31, 2008, (dollars in thousands):

Contractual Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-Term Debt (2)	$40,357	$2,488	$178,333	$82,036	$161,039	$858,803	$1,323,056
Fixed Rate or Swapped Interest (3)	51,186	43,123	35,404	26,403	18,911	29,076	204,103
Operating Lease	16	16	16	8	—	—	56
Total	$91,559	$45,627	$213,753	$108,447	$179,950	$887,879	$1,527,215
____________________

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding and following tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     At December 31, 2008, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our two joint ventures with Crow Holdings (one terminated in 2005 and one terminated in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance our return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2008, Mid-America Multifamily Fund I, LLC owned two properties but did not expect to acquire any additional communities. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14.

     Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

INSURANCE

     Mid-America renegotiated our insurance programs effective July 1, 2008. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced would not have a significant impact on our liquidity, financial position or results of operation. We expect the renegotiated programs to result in a reduction in annual policy premiums of approximately $1.3 million when compared to the higher rates experienced with the prior policy.

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

     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Management does not believe that the adoption of this FSP will have a material impact on our consolidated financial condition or results of operations taken as a whole.

     In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, or EITF 08-5. EITF 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement. EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008, and the effect of initially applying EITF 08-5 shall be included in the fair value in the period of adoption. Management is evaluating the impact that EITF 08-5 will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Mid-America's primary market risk exposure is to changes in interest rates obtainable on our secured and unsecured borrowings. At December 31, 2008, 51% of Mid-America's total capitalization consisted of borrowings. Mid-America's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, Mid-America manages its exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. Mid-America uses our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. Mid-America does not enter into derivative instruments for trading or other speculative purposes. Approximately 86% of Mid-America's outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2008. Mid-America regularly reviews interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

						Total		Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Long-term Debt
Fixed Rate (1)	$65,000	$—	$—	$—	$—	$83,049	$148,049	$141,817
Average interest rate	7.71%	0.00%	0.00%	0.00%	0.00%	5.77%	6.62%
Variable Rate (1)	$38,624	$661	$111,404	$80,000	$158,629	$785,689	$1,175,007	$1,078,166
Average interest rate	3.20%	1.96%	1.79%	3.60%	3.03%	2.30%	2.47%

Interest Rate Swaps
Variable to Fixed	$25,000	$148,365	$158,000	$167,800	$190,000	$219,000	$908,165	$(76,961)
Average Pay Rate	3.98%	5.07%	4.61%	4.41%	4.58%	4.77%	4.66%
Interest Rate Cap
Variable to Fixed	$11,720	$5,095	$33,731	$23,795	$7,945	$—	$82,286	$51
Average Pay Rate	6.00%	6.00%	6.09%	6.00%	6.00%	0.00%	6.04%
____________________

(1)	Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-40 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

     The management of Mid-America, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2008, (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

     Management’s report on our internal control over financial reporting is presented on page F-1 of this Annual Report on Form 10-K. The reports of Ernst & Young LLP relating to the consolidated financial statements, notes to the consolidated financial statements and the effectiveness of internal control over financial reporting are presented on pages F-2 to F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

     As of the year ended December 31, 2008, there were no significant changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     Not applicable.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information contained in Mid-America’s 2008 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

     Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on Mid-America’s website at http://www.maac.net, on the Investor Relations page under Governance Documents. Mid-America will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained in Mid-America’s 2008 Proxy Statement in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information contained in Mid-America’s 2008 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information contained in Mid-America’s 2008 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information contained in Mid-America’s 2008 Proxy Statement in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2
	Consolidated Balance Sheets as of December 31, 2008, and 2007	F – 4
Consolidated Statements of Operations for the years ended
	December 31, 2008, 2007, and 2006	F – 5
Consolidated Statements of Shareholders’ Equity for the years ended
	December 31, 2008, 2007, and 2006	F – 6
Consolidated Statements of Cash Flows for the years ended
	December 31, 2008, 2007, and 2006	F – 7
Notes to Consolidated Financial Statements for the years ended
	December 31, 2008, 2007, and 2006	F – 8

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
Schedule III - Real Estate Investments and Accumulated Depreciation as of
	December 31, 2008	F – 37

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.2	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

3.3	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

3.4	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

3.5	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

3.6	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

3.7	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.8	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

3.9	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.10	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

3.11	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of May 20, 2008, as filed with the Tennessee Secretary of State on June 2, 2008 (Filed as Exhibit 99.A to the Registrant’s Proxy Statement filed on March 31, 2008 and incorporated herein by reference).

3.12	Amended and Restated Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2008 and incorporated herein by reference).

4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

4.2	Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).

4.3	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).

4.4	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).

4.5	Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.6	Form of 9 ¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).

4.7	Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

4.8	Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.1	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2 †	Employment Agreement between the Registrant and H. Eric Bolton, Jr. dated December 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.3 †	Employment Agreement between the Registrant and Simon R.C. Wadsworth, dated December 5, 2008 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.4 †	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).

10.5	AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003 (Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.6	First Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 19, 2004 (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.7	Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005.

10.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated July 16, 2007 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.9	Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004.

10.10	First Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.11	Second Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated April 30, 2004 (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.12	Third Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 3, 2004 (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.13	Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 31, 2004 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.14	Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated October 1, 2004 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.15	Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 1, 2004 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.16	Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 15, 2004 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.17	Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005.

10.18	Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005.

10.19	Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005.

10.20	Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006.

10.21	Fourteenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 28, 2006 (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.22	Eighteenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., and Mid-America Apartments, L.P., dated January 30, 2008 (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.23	Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004.

10.24	First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004.

10.25	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L. P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.26	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L. P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.27	Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L. P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005.

10.28	Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005.

10.29	Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006.

10.30	Ninth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated December 28, 2006 (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.31	Thirteenth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated January 30, 2008 (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.32	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.33	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.34	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.35	Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004.

10.36	Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005.

10.37	Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006.

10.38	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.39	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.40	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.41	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.42	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid-America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.43	Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004.

10.44	Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005.

10.45	Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006.

10.46 †	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.47 †	Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.48 †	2007 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2007 and incorporated herein by reference).

10.49 †	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).

10.50 †	Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

10.51	Limited Liability Company Agreement of Mid-America Multifamily Fund I, dated May 9, 2007 (Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.52 †	Change of Control and Termination Agreement between the Registrant and Albert M. Campbell, III, dated December 5, 2008 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.53 †	Change of Control and Termination Agreement between the Registrant and Thomas L. Grimes, dated December 5, 2008 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.54 †	Change of Control and Termination Agreement between the Registrant and James Andrew Taylor, dated December 5, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.55 †	2008 Long Term Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).

10.56 †	2008 Annual Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2008 and incorporated herein by reference).

10.57 †	Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated July 3, 2008 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2008 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within the Form 10-K).

14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: February 24, 2009	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 24, 2009	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2009	/s/ Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 24, 2009	/s/ George E. Cates
George E. Cates
Director

Date: February 24, 2009	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr.
Director

Date: February 24, 2009	/s/ John S. Grinalds
John S. Grinalds
Director

Date: February 24, 2009	/s/ Ralph Horn
Ralph Horn
Director

Date: February 24, 2009	/s/ Mary E. McCormick
Mary E. McCormick
Director

Date: February 24, 2009	/s/ Philip W. Norwood
Philip W. Norwood
Director

Date: February 24, 2009	/s/ William B. Sansom
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

     Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management conducted an assessment of Mid-America’s internal control over financial reporting as of December 31, 2008 using the framework specified in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that Mid-America’s internal control over financial reporting was effective as of December 31, 2008.

     The effectiveness of Mid-America’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

     We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Mid-America Apartment Communities, Inc. and our report dated February 24, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2009

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Balance Sheets
December 31, 2008, and 2007
(Dollars in thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets:
Real estate assets:
Land	$240,426	$214,743
Buildings and improvements	2,198,063	2,044,380
Furniture, fixtures and equipment	65,540	55,602
Capital improvements in progress	25,268	12,886
	2,529,297	2,327,611
Less accumulated depreciation	(694,054)	(616,364)
	1,835,243	1,711,247
Land held for future development	1,306	2,360
Commercial properties, net	7,958	6,778
Investments in real estate joint ventures	6,824	168
Real estate assets, net	1,851,331	1,720,553
Cash and cash equivalents	9,426	17,192
Restricted cash	414	3,724
Deferred financing costs, net	15,681	15,219
Other assets	16,840	23,028
Goodwill	4,106	4,106
Assets held for sale	24,157	—
Total assets	$1,921,955	$1,783,822
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,323,056	$1,264,620
Accounts payable	1,234	1,099
Fair market value of interest rate swaps	76,961	16,039
Accrued expenses and other liabilities	66,982	61,213
Security deposits	8,705	8,453
Liabilities associated with assets held for sale	595	—
Total liabilities	1,477,533	1,351,424
Minority interest	30,471	28,868
Redeemable stock	1,805	2,574
Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$155,000 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
28,224,708 and 25,718,880 shares issued and outstanding at
December 31, 2008, and December 31, 2007, respectively (1)	282	257
Additional paid-in capital	954,127	832,511
Accumulated distributions in excess of net income	(464,617)	(414,966)
Accumulated other comprehensive income	(77,708)	(16,908)
Total shareholders' equity	412,146	400,956
Total liabilities and shareholders' equity	$1,921,955	$1,783,822
____________________

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2008 and December 31, 2007, are 48,579 and 60,212, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Statements of Operations
Years ended December 31, 2008, 2007, and 2006
(Dollars in thousands, except per share data)

	2008	2007	2006
Operating revenues:
Rental revenues	$352,607	$331,788	$304,237
Other property revenues	17,038	15,524	13,923
Total property revenues	369,645	347,312	318,160
Management fee income	206	34	210
Total operating revenues	369,851	347,346	318,370
Property operating expenses:
Personnel	46,139	42,102	39,137
Building repairs and maintenance	13,688	12,900	11,603
Real estate taxes and insurance	45,652	42,639	39,929
Utilities	21,908	20,009	19,123
Landscaping	9,146	8,594	8,119
Other operating	18,617	16,039	14,592
Depreciation	90,168	84,789	77,545
Total property operating expenses	245,318	227,072	210,048
Property management expenses	16,799	17,918	13,124
General and administrative expenses	11,837	10,808	9,877
Income from continuing operations before non-operating items	95,897	91,548	85,321
Interest and other non-property income	509	195	663
Interest expense	(62,010)	(63,639)	(62,308)
Loss on debt extinguishment	(116)	(123)	(578)
Amortization of deferred financing costs	(2,307)	(2,407)	(2,036)
Incentive fees from real estate joint ventures	—	1,019	—
Net casualty (loss) gains and other settlement proceeds	(247)	589	84
(Loss) gains on sale of non-depreciable assets	(3)	534	50
Income from continuing operations before minority interest and
investments in real estate joint ventures	31,723	27,716	21,196
Minority interest in operating partnership income	(1,822)	(3,510)	(1,590)
(Loss) income from real estate joint ventures	(844)	5,330	(114)
Income from continuing operations	29,057	29,536	19,492
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	1,312	1,246	1,453
(Loss) gain on sale of discontinued operations	(120)	9,164	—
Net income	30,249	39,946	20,945
Preferred dividend distributions	12,865	13,688	13,962
Premiums and original issuance costs associated with the
redemption of preferred stock	—	589	—
Net income available for common shareholder	$17,384	$25,669	$6,983

Weighted average shares outstanding (in thousands):
Basic	26,943	25,296	23,474
Effect of dilutive stock options	103	166	224
Diluted	27,046	25,462	23,698

Net income available for common shareholders	$17,384	$25,669	$6,983
Discontinued property operations	(1,192)	(10,410)	(1,453)
Income from continuing operations available for common shareholder	$16,192	$15,259	$5,530

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.60	$0.60	$0.24
Discontinued property operations	0.05	0.41	0.06
Net income available for common shareholder	$0.65	$1.01	$0.30

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.60	$0.60	$0.23
Discontinued property operations	0.04	0.41	0.06
Net income available for common shareholder	$0.64	$1.01	$0.29

Dividends declared per common share(1)	$2.460	$2.430	$2.985
____________________

(1)	Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring dividends for payment in the following quarter. This resulted in dividends declared during 2006 being different from dividends paid in 2006. Mid-America paid dividends of $2.46, $2.42 and $2.38 in 2008, 2007 and 2006, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2008, 2007, and 2006
(Dollars and Shares in Thousands)

							Accumulated	Accumulated
					Additional		Distributions	Other
	Preferred Stock		Common Stock		Paid-In		in Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Other	Net Income	Income (Loss)	Total
BALANCE DECEMBER 31, 2005	6,675	67	21,995	220	670,319	(2,422)	(315,366)	7,128	359,946
Comprehensive income:
Net income	—	—	—	—	—	—	20,945	—	20,945
Other comprehensive income -
derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	3,769	3,769
Comprehensive income									24,714
Issuance and registration of common shares	—	—	2,731	29	147,770	—	—	—	147,799
Shares repurchased and retired			(1)	—	(39)				(39)
Exercise of stock options	—	—	183	2	4,631	—	—	—	4,633
Stock issued to employee stock ownership plan	—	—	14	—	774	—	—	—	774
Restricted shares issued to officers and directors (Note 2, Note 12)	—	—	80	—	—	—	—	—	—
Adjustment of Unearned Compensation	—	—	—	—	(2,213)	2,422	—	—	209
Amortization of LESOP provision employee advances (Note 12)	—	—	—	—	341	—	—	—	341
Shares issued in exchange for units	—	—	31	—	384	—	—	—	384
Shares issued in exchange from redeemable stock			—	—	—				—
Adjust redeemable stock to fair market value	—	—	—	—	—	—	(469)	—	(469)
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	(9,006)	—	—	—	(9,006)
Amortization of unearned compensation	—	—	—	—	1,045	—	—	—	1,045
Dividends on common stock ($2.99 per share) (1)	—	—	—	—		—	(70,721)	—	(70,721)
Dividends on preferred stock	—	—	—	—		—	(13,962)	—	(13,962)
BALANCE DECEMBER 31, 2006	6,675	67	25,033	251	814,006	0	(379,573)	10,897	445,648
Comprehensive income:
Net income	—	—	—	—	—	—	39,946	—	39,946
Other comprehensive income -
derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	(27,805)	(27,805)
Comprehensive income									12,141
Issuance and registration of common shares	—	—	461	5	25,381	—	—	—	25,386
Shares repurchased and retired			(2)	—	(123)				(123)
Exercise of stock options	—	—	81	—	2,040	—	—	—	2,040
Stock issued to employee stock ownership plan	—	—	17	—	876	—	—	—	876
Shares issued in exchange for units	—	—	65	1	762	—	—	—	763
Shares issued in exchange from redeemable stock			—	—	—				—
Adjust redeemable stock to fair market value	—	—	—	—	—	—	830	—	830
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	274	—	—	—	274
Amortization of unearned compensation	—	—	—	—	571	—	—	—	571
Dividends on common stock ($2.43 per share)	—	—	—	—		—	(61,892)	—	(61,892)
Redemption of preferred stock	(475)	(5)			(11,276)		(589)		(11,870)
Dividends on preferred stock	—	—	—	—		—	(13,688)	—	(13,688)
BALANCE DECEMBER 31, 2007	6,200	$62	25,655	$257	$832,511	$—	$(414,966)	$(16,908)	$400,956
Comprehensive income:
Net income	—	—	—	—	—	—	30,249	—	30,249
Other comprehensive income -
derivative instruments (cash flow hedges)	—	—	—	—	—	—	—	(60,800)	(60,800)
Comprehensive income									(30,551)
Issuance and registration of common shares	—	—	2,402	24	124,111	—	—	—	124,135
Shares repurchased and retired			(14)	—	(679)				(679)
Exercise of stock options	—	—	81	1	1,862	—	—	—	1,863
Stock issued to employee stock ownership plan	—	—	22	—	991	—	—	—	991
Shares issued in exchange for units	—	—	20	—	236	—	—	—	236
Shares issued in exchange from redeemable stock			10	—	413				413
Redeemable stock fair market value and Issuances	—	—	—	—		—	312	—	312
Adjustment for Minority Interest Ownership in
operating partnership	—	—	—	—	(6,317)	—	—	—	(6,317)
Amortization of unearned compensation	—	—	—	—	999	—	—	—	999
Dividends on common stock ($2.43 per share)	—	—	—	—		—	(67,347)	—	(67,347)
Dividends on preferred stock	—	—	—	—		—	(12,865)	—	(12,865)
BALANCE DECEMBER 31, 2008	6,200	$62	28,176	$282	$954,127	$—	$(464,617)	$(77,708)	$412,146
____________________

(1)	In the first quarter of 2006, the Board of Directors began declaring the quarterly common dividend at their regularly scheduled meeting rather than in the month the dividend is paid This resulted in two dividend payments being declared in the first quarter of 2006, even though only one dividend payment was paid.

See accompanying notes to consolidated financial statement.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$30,249	$39,946	$20,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred financing costs	93,181	88,713	81,584
Stock compensation expense	1,027	764	1,386
Stock issued to employee stock ownership plan	991	876	774
Redeemable stock issued	422	434	369
Amortization of debt premium	(1,410)	(2,037)	(1,916)
Loss from investments in real estate joint ventures	882	58	114
Minority interest in operating partnership income	1,822	3,510	1,590
Loss on debt extinguishment	116	123	551
Derivative interest expense (income)	39	(397)	(113)
Loss (gain) on sale of non-depreciable assets	3	(534)	(50)
Loss (gain) on sale of discontinued operations	120	(9,164)	—
Gains on disposition within real estate joint ventures	(38)	(5,388)	—
Incentive fees from real estate joint ventures	—	(1,019)	—
Net casualty loss (gains) and other settlement proceeds	247	(589)	(84)
Changes in assets and liabilities:
Restricted cash	3,249	421	1,389
Other assets	5,649	2,559	(6,331)
Accounts payable	145	(1,674)	(505)
Accrued expenses and other	787	1,279	1,433
Security deposits	448	696	1,328
Net cash provided by operating activities	137,929	118,577	102,464
Cash flows from investing activities:
Purchases of real estate and other assets	(156,305)	(88,601)	(194,970)
Improvements to existing real estate assets	(40,248)	(33,261)	(31,565)
Renovations to existing real estate assets	(18,192)	(11,323)	(6,077)
Development	(22,699)	(14,555)	(10,919)
Distributions from real estate joint ventures	1	9,855	350
Contributions to real estate joint ventures	(7,567)	(243)	—
Proceeds from disposition of real estate assets	1,967	29,336	2,064
Net cash used in investing activities	(243,043)	(108,792)	(241,117)
Cash flows from financing activities:
Net change in credit lines	106,058	83,199	58,686
Proceeds from notes payable	38,700	—	27,842
Principal payments on notes payable	(84,912)	(12,891)	(29,862)
Payment of deferred financing costs	(2,835)	(1,650)	(3,050)
Repurchase of common stock	(679)	(123)	(39)
Proceeds from issuances of common shares and units	126,003	26,454	151,956
Distributions to unitholders	(6,313)	(6,221)	(5,897)
Dividends paid on common shares	(65,809)	(61,257)	(55,540)
Dividends paid on preferred shares	(12,865)	(13,779)	(13,962)
Redemption of preferred stock	—	(11,870)	—
Net cash provided by financing activities	97,348	1,862	130,134
Net increase (decrease) in cash and cash equivalents	(7,766)	11,647	(8,519)
Cash and cash equivalents, beginning of year	17,192	5,545	14,064
Cash and cash equivalents, end of year	$9,426	$17,192	$5,545

Supplemental disclosure of cash flow information:
Interest paid	$63,722	$67,345	$66,228
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$236	$763	$384
Interest capitalized	$826	$795	$297
Marked-to-market adjustment on derivative instruments	$(60,707)	$(27,805)	$3,769
Fair value adjustment on debt assumed	$—	$—	$1,553
Reclass of redeemable stock from equity to liabilities	$482	$448	$—

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Consolidated Financial Statements
Years ended December 31, 2008, 2007, and 2006

1. Organization and Summary of Significant Accounting Policies

Organization and Formation of Mid-America Apartment Communities, Inc.

       Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. Mid-America owned and operated 143 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P. (the “Operating Partnership”), as of December 31, 2008. Mid-America also owned a 33.33% interest in a real estate joint venture, Mid-America Multifamily Fund I, LLC, which owned two apartment communities at December 31, 2008.

Basis of Presentation and Principles of Consolidation

       The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, and all other entities which are variable interest entities (“VIEs”) as defined by FIN 46(R) in which Mid-America is the primary beneficiary, or any entities in which Mid-America owns a controlling financial interest. In determining whether Mid-America has a controlling financial interest, the following factors are considered, among others: ownership of voting interests, protective rights of investors, and participatory rights of investors. Mid-America owns 51% to 100% of all consolidated subsidiaries. Mid-America had no interests in VIEs during any of the periods presented.

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

       Mid-America’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of Mid-America. At December 31, 2008, a total of 2,403,515 units were outstanding and redeemable to Mid-America by the holders of the units for 2,403,515 shares of common stock or approximately $89,315,000, based on the closing price of Mid-America’s common stock on December 31, 2008 of $37.16 per share, at Mid-America’s option. At December 31, 2007, a total of 2,423,819 units were outstanding and redeemable to Mid-America by the holders of the units for 2,423,819 shares of common stock or approximately $103,618,000, based on the closing price of Mid-America’s common stock on December 31, 2007 of $42.75 per share, at Mid-America’s option.

       The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2008, 2007 and 2006 was allocated approximately 8.7%, 9.4%, and 10.1%, respectively, to holders of Operating Partnership Units and 91.3%, 90.6%, and 89.9%, respectively, to Mid-America.

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

       A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2008, 2007, and 2006 is presented on the Consolidated Statements of Operations.

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

       In conjunction with acquisitions of properties, Mid-America’s policy is to provide in its acquisition budgets adequate funds to complete any deferred capital improvement items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

       Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheets as “construction in progress” during the construction period in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs cease upon the transfer, and the assets are depreciated over their estimated useful lives in accordance with Statement No. 34, Capitalization of Interest Costs. Total interest capitalized during 2008, 2007 and 2006 was approximately $826,000, $795,000, and $297,000, respectively.

       Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment and 3 to 5 years for computers and software.

       In accordance with Statement No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets and liabilities, consisting of above and below market leases, resident relationship values and the value of in-place leases.

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

       The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in gross real estate assets totaled $23.3 million, $20.7 million, and $18.6 million as of December 31, 2008, 2007, and 2006, respectively, and the amortization recorded as depreciation expense was $2.8 million, $4.6 million, and $3.9 million for the years ending December 31, 2008, 2007, and 2006, respectively.

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

Land Held for Future Development

       Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

       In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Management does not believe that the adoption of this FSP will have a material impact on our consolidated financial condition or results of operations taken as a whole.

       In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, or EITF 08-5. EITF 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement. EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008, and the effect of initially applying EITF 08-5 shall be included in the fair value in the period of adoption. Management is evaluating the impact that EITF 08-5 will have on our financial statements.

Reclassifications

       Certain prior period amounts have been reclassified to conform to the 2008 presentation; specifically, certain contract labor expenses related to landscaping activities which were previously classified within the landscape line of property operating expenses have been reclassified to the personnel line of property operating expenses and certain communities have been reclassified as held for sale. The reclassifications had no effect on net income available for common shareholders.

2. Stock Based Compensation

       In December 2004, FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123R”). Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

       Mid-America adopted Statement 123R effective January 1, 2006 using the “modified prospective” method permitted by Statement 123R in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. The effect of adopting Statement 123R for the year ended December 31, 2006 was an increase of approximately $669,000 in net income from continuing operations and in net income, resulting in an increase of approximately $0.03 in basic earnings per share and $0.02 in diluted earnings per share. These increases occurred primarily because the fair market values assigned to certain plans at grant date were not impacted by the increase in share price that Mid-America had experienced over the prior two years, resulting in plans generating higher payouts for participants than their fair market value models would have predicted based on then stock price volatility. This series of events resulted in the amount recorded to compensation expense in accordance with Statement 123R being smaller than the actual number of shares issued times their issue price. The adoption of Statement 123R had no impact on cash flow from operations or cash flow from financing activities.

Incentive Plans Overview and Summary

       Mid-America’s stock compensation plans consist of the ESPP and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. Mid-America believes that such awards better align the interests of its employees with those of its shareholders. Total compensation costs under the Plans were approximately $1,022,000, $697,000, and $858,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the total unrecognized compensation cost related to the Plans was approximately $3,841,000. This cost is expected to be recognized over the weighted average period of 2.1 years. Information concerning specific grants under the Plans is listed below.

Employee Stock Purchase Plan

       The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for employees to purchase common stock of Mid-America. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. During the years ended December 31, 2008, 2007 and 2006, 5,581, 4,894, and 4,462 shares, respectively, were purchased through the ESPP. Because it is not possible to reasonably estimate fair value at the grant date, Mid-America estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the years ended December 31, 2008, 2007 and 2006, was approximately $35,000, $35,000 and $44,000, respectively.

Options

       All option awards made under the Plans have been granted with the exercise price equal to the market price on the day of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. Mid-America issues new shares when options are exercised. Dividends are not paid on unexercised options.

       The fair value of each option award is estimated on the grant date using the Black-Scholes method, which utilizes the assumptions noted in the following table. Volatility is based on the historical volatility of Mid-America’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. Mid-America uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. Mid-America uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during 2008, 2007 or 2006; therefore, no fair value was calculated.

       A summary of option activity under the Plans as of December 31, 2008, and the changes during the year then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2007	110,526	$23.52
Granted	—	—
Exercised	81,344	22.90
Forfeited	3,400	24.13
Expired	—	—
Outstanding at December 31, 2008	25,782	$25.38	3.1	$303,637
Exercisable at December 31, 2008	25,782	$25.38	3.1	$303,637

       The total intrinsic value of options exercised during the year ended December 31, 2008, was approximately $2,249,000. Cash received from the exercise of options for the year ended December 31, 2008, was approximately $1,863,000.

Executive 2000 Restricted Stock

       In 2000, Mid-America issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of December 31, 2008, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of December 31, 2008, and the changes for the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	3,225	$22.19
Granted	—
Vested	(1,075)	$22.19
Forfeited	—
Nonvested at December 31, 2008	2,150	$22.19

     As of December 31, 2008, there was approximately $28,000 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 0.5 years. The total fair value of shares vesting during the years ended December 31, 2008, 2007, and 2006, was approximately $24,000, $24,000 and $24,000, respectively.

Key Managers 2002 Restricted Stock

     In 2002, Mid-America issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of Mid-America, as of December 31, 2008, only 81,916 shares remain issued. These shares will vest 20% on March 31 of each year for five consecutive years beginning in 2008. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

     A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of December 31, 2008, and the changes for the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	81,916	$25.65
Granted	—
Vested	(16,387)	$25.65
Forfeited	—
Nonvested at December 31, 2008	65,529	$25.65

     As of December 31, 2008, there was approximately $660,000 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the weighted average period of 2.0 years. The total fair value of shares vesting during the year ended December 31, 2008 was approximately $420,000. No shares vested during the years ended December 31, 2007 or 2006.

Director Restricted Stock Plan

     Starting with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors received a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for re-election at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. Non-employee directors appointed to the Board outside of the Annual Meeting of Shareholders may be issued partial or initial grants. No shares of restricted stock were granted to non-employee directors during 2007. At our 2008 Annual Meeting of Shareholders, a proposal was approved to move to annual elections of directors and director grants were increased from what was effectively an annual grant of $25,000 under the previous program to annual grants of $30,000. Directors have the right to receive their grants either in shares of restricted stock that will vest after one year of service on the Board of Directors or have them issued into a deferred compensation plan.

     A summary of the status of the Director Restricted Stock nonvested shares as of December 31, 2008, and the changes for the year ended December 31, 2008, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	5,819	$51.53
Granted	1,260	$55.47
Vested	(3,077)	$48.74
Forfeited	—
Nonvested at December 31, 2008	4,002	$54.92

     As of December 31, 2008, there was approximately $118,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the weighted average period of 0.5 years. The total fair value of shares vesting during the years ended December 31, 2008, 2007, and 2006, was approximately $150,000, $187,000 and $154,000, respectively.

Key Managers 2005 Restricted Stock

     In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan (the “2005 Plan”), a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares. Based on Mid-America’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006. No shares of restricted stock were issued in 2007 or 2008. As a result of three managers leaving the employment of Mid-America, as of December 31, 2008, only 22,532 shares remain issued under this plan.

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

     As of December 31, 2008, there was approximately $537,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. Mid-America’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $537,000 unrecognized cost will be recognized over the weighted average period of 1.7 years. No shares vested during the years ended December 31, 2008, 2007 or 2006.

Long-Term Performance Based Incentive Plan for Executive Officers

     The Compensation Committee, by authorization of the Board of Directors of Mid-America, submitted the Long-Term Performance Based Incentive Plan for Executive Officers (the “Long-Term Plan”), which was approved by shareholders on June 2, 2003. The Long-Term Plan allowed executive management to earn performance units that converted into shares of restricted stock based on achieving defined total shareholder investment performance levels. Based on Mid-America’s performance from January 1, 2003, through December 31, 2005, 74,895 restricted shares of common stock were issued to executive management on March 14, 2006. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with Mid-America, these shares of restricted stock vest 20% annually from 2006 through 2010.

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

     For the year ended December 31, 2008, compensation costs related to the Long-Term Plan were approximately $41,000. As of December 31, 2008, there was approximately $83,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the weighted average period of 1.5 years. The total fair value of shares vesting during the years ended December 31, 2008, 2007, and 2006, was approximately $66,200, $66,200, and $66,200, respectively.

Key Managers 2008 Restricted Stock

     In 2008, the Board of Directors adopted the 2008 Key Management Restricted Stock Plan (the “2008 Plan”), a long-term incentive program for key managers and executive officers. The 2008 Plan consists of both an annual and three year program. Under the annual program participants can earn both service and performance based shares of restricted stock. The service based shares are awarded at the beginning of the 2008 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the performance program is based on employment and total shareholder return performance. Any shares earned through the annual performance program will be issued on January 1, 2010 and will vest 50% annually beginning on January 1, 2010. Participation in the three year program is limited to the executive officers and awards shares of restricted stock based upon both Mid-America’s total shareholder return performance over a three year period and that performance in relation to that of our peers. Any shares earned through the three year program will be issued on January 1, 2012 and will vest 25% annually beginning on January 1, 2013. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods. On July 1, 2008, Mid-America issued 15,920 shares of restricted stock under the annual service based program of the 2008 Plan. As a result of two managers leaving the employment of Mid-America, as of December 31, 2008, 149 shares have been forfeited and 473 shares have early vested.

     The fair value of the stock award was estimated on the grant date using a multifactor Monte Carlo simulation. The valuation used an interest rate term structure as of July 1, 2008 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 1.95% for 0.25 years to 3.24% for 4.00 years. The dividend yield assumption was 4.669% and was based on the closing stock price of $52.69 on July 1, 2008. Volatility for Mid-America and our peers was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for Mid-America was 34.87% for year 1, 30.92% for year 2, 29.63% for year 3, and 28.61% for year 4. Volatilities for our peers ranged from 25.05% to 49.94%. The requisite service period of the 2008 Plan is based on the criteria for the separate programs and is 5.5 years for the annual service based program, 2.5 years for the annual performance based program and 7.5 years for the three-year program. Turnover is based on the historical experience for the key managers and executive officers.

     As of December 31, 2008, there was approximately $2,416,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. Mid-America’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $2,416,000 unrecognized cost will be recognized over the weighted average period of 2.3 years. No shares vested during the year ended December 31, 2008.

3. Comprehensive Income

     Total comprehensive income and its components for the years ended December 31, 2008, 2007, and 2006 were as follows (dollars in thousands):

	Twelve months
	ended December 31,
	2008	2007	2006
Net income	$30,249	$39,946	$20,945
Marked-to-market adjustment on derivative instruments	(60,800)	(27,805)	3,769
Total comprehensive (loss) income	$(30,551)	$12,141	$24,714

4. Real Estate Joint Ventures

     In 2004, Mid-America entered into a joint venture (“CH/Realty II”) with Crow Holdings with the purchase of the Verandas at Timberglen apartments. Mid-America owned a 33.33% interest in CH/Realty II, and contributed 33.33% of the capital necessary to establish the joint venture. On January 12, 2007, CH/Realty II sold the Verandas at Timberglen apartments and Mid-America sold its ownership interest in CH/Realty II to Crow Holdings. As a result, Mid-America booked a gain on sale of $5.4 million and an incentive fee of $1 million, both of which are recorded in Mid-America’s 2007 consolidated financial statements. Following the sale of the property from the joint venture, Mid-America’s relationship with Crow Holdings in CH/Realty II ceased to exist.

     In 2007, Mid-America entered into a joint venture, Mid-America Multifamily Fund I, LLC (“Fund I”), with institutional capital in which we also own a 33.33% interest. In 2008, Fund I acquired two properties with a combined total of 626 units. As of December 31, 2008, Mid-America does not expect to make further investments through Fund I.

     The income, contributions, distributions and ending investment balances related to Mid-America’s joint ventures consisted of the following for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	2008
	CH/Realty	CH/Realty II	Fund I	Total
Joint venture income (loss)	$—	$8	$(890)	$(882)
Gain on joint venture asset dispositions	—	38	—	38
Management fee income	—	—	206	206
Asset and acquisition fees	—	—	257	257
Incentive fee income	—	—	—	—

Contributions to joint venture	—	(5)	(7,562)	(7,567)
Distributions from joint venture	—	—	1	1

Investment in at December 31	—	—	6,824	6,824
Advances to at December 31	—	—	—	—

	2007
	CH/Realty	CH/Realty II	Fund I	Total
Joint venture loss	$—	$(11)	$(47)	$(58)
Gain on joint venture asset dispositions	—	5,388	—	5,388
Management fee income	—	34	—	34
Incentive fee income	—	1,019	—	1,019

Contributions to joint venture	—	(28)	(215)	(243)
Distributions from joint venture	—	9,855	—	9,855

Investment in at December 31	—	—	168	168
Advances to at December 31	—	—	—	—

	2006
	CH/Realty	CH/Realty II	Fund I	Total
Joint venture income (loss)	$(11)	$(103)	$—	$(114)
Gain on joint venture asset dispositions	—	—	—	—
Management fee income	—	210	—	210
Incentive fee income	—	—	—	—

Contributions to joint venture	—	—	—	—
Distributions from joint venture	44	306	—	350

Investment in at December 31	—	3,718	—	3,718
Advances to at December 31	—	—	—	—

5. Borrowings

     Mid-America maintains a total of $1,044 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2011 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for Mid-America, has historically approximated three-month LIBOR less an average spread of 0.05% - 0.13% over the life of the FNMA Facilities, plus a fee of 0.49% to 0.795%. Borrowings under the FNMA Facilities totaled $905 million at December 31, 2008, consisting of $65 million under a fixed portion at a rate of 7.7%, and the remaining $840 million under the variable rate portion of the facility at an average rate of 2.9%. The available borrowing base capacity at December 31, 2008, was $1,044 million. Commitment fees related to our unused FNMA Facilities totaled approximately $183 thousand for the year ended December 31, 2008. Mid-America has 21 interest rate swap agreements, totaling a notional amount of $666 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.3%. The interest rate swaps have maturities between 2010 and 2015. The swaps are highly effective and are designed as cash flow hedges. Mid-America has also entered into thirteen interest rate caps totaling a notional amount of $82 million which are designated against the FNMA Facilities. These interest rate caps have maturities between 2009 and 2013 and twelve are set at 6.0% and one is set at 6.5%. The FNMA Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

     Mid-America has a $300 million credit facility with Freddie MAC (the “Freddie Mac Facility”). At December 31, 2008, Mid-America had $276 million borrowed against the Freddie Mac Facility at an interest rate of 1.1%. Commitment fees related to our Freddie Mac Facility totaled approximately $137 thousand for the year ended December 31, 2008. Mid-America has thirteen interest rate swap agreements, totaling a notional amount of $217 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.3%. The interest rate swaps expire in 2011 and 2014.

     Mid-America also maintains a $50 million secured credit facility with two banks led by Regions Bank (the “Regions Credit Line”; formerly with AmSouth Bank before their merger in 2006). The Regions Credit Line bears an interest rate of LIBOR plus a spread of 1.25%. This credit line expires in May 2010 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2008, Mid-America had $44 million available to be borrowed under the Regions Credit Line agreement with $1 million borrowed under this facility at an interest rate of 2.0%. Approximately $6 million of the facility is used for letters of credit.

     Each of Mid-America’s credit facilities is subject to various covenants and conditions on usage. If Mid-America were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect Mid-America’s liquidity. Moreover, if Mid-America were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on Mid-America. Mid-America believes it was in compliance with these covenants and conditions on usage at December 31, 2008.

     Mid-America had outstanding at December 31, 2008, a $39 million promissory note with Regions Bank, (formerly with Union Planters Bank before their merger in July 2004) at a variable interest rate based on three month LIBOR of 3.2% which matures in April 2009. Mid-America has entered into an interest rate swap agreement with a notional amount of $25 million and an interest rate of 5.0% which expires in 2009 and is designated against the Regions Bank promissory note.

     At December 31, 2008, Mid-America had $71 million of fixed rate conventional individual property mortgages with an average interest rate of 5.9% and an average maturity of 2020, a $15 million variable rate mortgage with an embedded cap rate of 7% at an interest rate of 3.8% with a maturity in 2015, a $12 million fixed rate tax exempt individual property mortgage with an interest rate of 5.3% and a maturity in 2028, and a $5 million variable rate tax exempt individual property mortgage at an interest rate of 3.9% with a maturity in 2028.

     At December 31, 2008, Mid-America had $180 million (after considering the impact of interest rate swap agreements in effect) conventional variable rate debt outstanding at an average interest rate of 2.5%, $5 million (after considering the impact of interest rate swap agreements) of tax-free variable rate debt outstanding at an average rate of 3.9%, $18 million of capped conventional variable rate debt at an average interest rate of 2.8%, and an additional $64 million of capped tax-free variable rate debt at an average rate of 1.8%. The interest rate on all other debt, totaling $1,056 million, was hedged or fixed at an average interest rate of 5.5%.

     As of December 31, 2008, Mid-America estimated that the weighted average interest rate on Mid-America’s debt was 4.8%.

     The following table summarizes Mid-America’s indebtedness at December 31, 2008, and 2007, (dollars in millions):

	At December 31, 2008
	Actual	Average			Balance at
	Interest	Interest			December 31,
	Rates	Rate	Maturity	Balance	2007
Fixed Rate:
Taxable	5.30-7.71%	6.74%	2009-2044	$136.4	$223.0
Tax-exempt	5.25%	5.25%	2028	11.6	11.9
Interest rate swaps	4.38-6.42%	5.31%	2009-2015	908.2	756.3
				$1,056.2	991.2
Variable Rate: (1)
Taxable	0.66-4.62%	2.47%	2009-2018	179.8	221.5
Tax-exempt	3.86%	3.86%	2028	4.8	4.8
Interest rate caps	1.66-2.83%	1.99%	2009-2013	82.3	47.1
				266.9	273.4
				$1,323.1	$1,264.6
____________________

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2008, and 2007, respectively which results in Mid-America paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

     The following table includes scheduled principal repayments on the borrowings at December 31, 2008, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2009	$1,732	$38,625	$40,357
2010	1,827	661	2,488
2011	1,929	176,404	178,333
2012	2,036	80,000	82,036
2013	2,410	158,629	161,039
Thereafter	64,724	794,079	858,803
	$74,658	$1,248,398	$1,323,056

6. Derivative Financial Instruments

     Following are the details of the interest rate swaps that were entered into as of December 31, 2008 (dollars in thousands):

		Interest Rate
	Notional		Fixed
	Balance	Variable Leg Base	Leg	Expiration
Interest rate swaps designated against the FNMA Facilities
	50,000	3-month LIBOR	5.48%	2010
	40,000	3-month LIBOR	5.54%	2010
	50,000	3-month LIBOR	5.36%	2011
	25,000	3-month LIBOR	5.15%	2012
	50,000	3-month LIBOR	5.29%	2012
	50,000	3-month LIBOR	5.00%	2012
	50,000	3-month LIBOR	5.06%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.89%	2013
	25,000	3-month LIBOR	6.10%	2014
	50,000	3-month LIBOR	6.22%	2010
	25,000	3-month LIBOR	6.09%	2014
	25,000	3-month LIBOR	5.02%	2012
	25,000	3-month LIBOR	5.12%	2013
	50,000	3-month LIBOR	4.94%	2015
	25,000	3-month LIBOR	4.58%	2011
	25,000	3-month LIBOR	5.21%	2015
	640,000		5.37%
Interest rate swaps designated against the FNMA Tax-Free Bond Facility
	8,365	BMA Municipal Swap Index	4.73%	2010
	10,800	BMA Municipal Swap Index	4.42%	2012
	7,000	BMA Municipal Swap Index	4.42%	2012
	26,165		4.51%
Interest rate swaps designated against the Freddie Mac Facility
	26,000	3-month LIBOR	5.40%	2011
	10,000	3-month LIBOR	5.11%	2011
	15,000	3-month LIBOR	5.19%	2011
	15,000	3-month LIBOR	5.72%	2011
	17,000	3-month LIBOR	5.53%	2011
	10,000	1-month LIBOR	6.25%	2014
	10,000	1-month LIBOR	6.42%	2014
	10,000	1-month LIBOR	5.87%	2014
	10,000	3-month LIBOR	5.72%	2014
	7,000	3-month LIBOR	5.72%	2014
	22,000	3-month LIBOR	4.38%	2014
	40,000	3-month LIBOR	4.82%	2013
	25,000	3-month LIBOR	4.87%	2014
	217,000		5.27%
Interest rate swaps designated against Union Planters Bank borrowings
	25,000		4.98%	2009
Total interest rate swaps entered into
as of December 31, 2008	$908,165		5.31%

     At December 31, 2008, all of Mid-America’s interest rate swaps and interest rate caps were designated as cash flow hedges in accordance with Statement No. 133 as amended. As of December 31, 2008 and 2007, Mid-America recorded approximately $77.0 million and $16.0 million, respectively, to accrued expenses and other liabilities in the consolidated balance sheets. Mid-America also recorded approximately $0.1 million and $0.0 million as of December 31, 2008 and 2007, respectively, to other assets in the consolidated balance sheets. These accrued expenses and other liabilities, and other assets represented the fair values of the interest rate swaps and interest rate caps.

7. Fair Value Disclosure of Financial Instruments

     Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

     Fixed rate notes payable at December 31, 2008, and 2007, total $148 million and $235 million, respectively, and have estimated fair values of $142 million and $221 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2008, and 2007. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2008, and 2007, total $1,078 million and $1,030 million, respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2008, and 2007.

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

     Mid-America requires that derivative financial instruments designated as cash flow hedges be effective in reducing the interest rate risk exposure that we are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, Mid-America discontinues hedge accounting prospectively.

     All of our derivative financial instruments are reported at fair value, are represented on the balance sheet, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of December 31, 2008, 2007, and 2006 the year-to-date ineffective portion of the hedging transactions reclassified to earnings was a $93,000 decrease, a $470,000 decrease, and a $144,000 decrease, respectively, to interest expense.

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

     The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of Statement 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of all of our derivative financial instruments. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Mid-America has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

     Although Mid-America has determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by our self and our counterparties. As of December 31, 2008, Mid-America has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

     The table below presents the Mid-America’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
(dollars in thousands)

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	December 31,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Derivative financial instruments	$—	$—	$51	$51
Liabilities
Derivative financial instruments	$—	$—	$76,961	$76,961

     The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis for the year ended December 31, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2007	Income	Income	Settlements	of Level 3	12/31/2008
Derivative financial instruments	$(15,976)	$(74)	$(60,969)	$109	$—	$(76,910)

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis for the period
October 1, 2008 to December 31, 2008
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	9/30/2008	Income	Income	Settlements	of Level 3	12/31/2008
Derivative financial instruments	$(18,980)	$149	$(58,153)	$74	$—	$(76,910)

     Of the instruments for which Mid-America utilized significant Level 3 inputs to determine fair value and that were still held by Mid-America at December 31, 2008, the unrealized loss for the year ended December 31, 2008 was $61.2 million. The fair value of these instruments are reported on the balance sheet in Other Assets and Fair Market Value of Interest Rate Swaps with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. We use three major banks to provide nearly 78% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P. Our interest rate swaps with JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank had liability positions on our Consolidated Balance Sheets of $7.5 million, $27.1 million and $30.4 million, respectively, as of December 31, 2008.

     Both observable and unobservable inputs may be used to determine the fair value of positions that Mid-America has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

     The fair value estimates presented herein are based on information available to management as of December 31, 2008, and 2007. These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize.

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

     Mid-America had operating lease expense of approximately $13,000, $11,300, and $12,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Mid-America has commitments of approximately $15,600 in 2009, $15,600 in 2010, $15,600 in 2011, $9,100 in 2012 under operating lease agreements outstanding at December 31, 2008.

9. Income Taxes

     No provision for federal income taxes has been made in the accompanying consolidated financial statements. Mid-America has made an election to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. As a REIT, Mid-America is generally not subject to federal income tax on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to Mid-America’s shareholders and complies with certain requirements. If Mid-America fails to qualify as a REIT in any taxable year, Mid-America will be subject to the federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even though Mid-America qualifies for taxation as a REIT, Mid-America may be subject to certain federal, state and local taxes on our income and property and to federal income and excise tax on our undistributed income.

     Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2007 and 2006 and the estimated taxability for 2008:

	2008	2007	2006
Per common share
Ordinary income	$1.43	$1.44	$0.94
Capital gains	—	0.47	—
Return of capital	1.03	0.51	1.44
Total	$2.46	$2.42	$2.38

     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Mid-America adopted FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. Mid-America has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There were no significant changes in unrecognized tax benefits that occurred within the twelve months following the adoption date.

     FIN 48 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued under FIN 48 on our balance sheet as of December 31, 2008 and 2007.

     Mid-America’s tax years that remain subject to examination for U.S. federal purposes range from 2004 through 2007. Our tax years that remain open for state examination vary but range from 2003 through 2007.

10. Shareholders’ Equity

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

Direct Stock Purchase and Distribution Reinvestment Plan

     Mid-America has a Dividend and Distribution Reinvestment and Share Purchase Plan (“DRSPP”) pursuant to which Mid-America's shareholders have the ability to reinvest all or part of their distributions from Mid-America’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into Mid-America’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. Mid-America, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, Mid-America may either issue additional shares of common stock or repurchase common stock in the open market. Mid-America has registered with the Securities and Exchange Commission the offer and sale of up to 7,600,000 shares of common stock pursuant to the DRSPP. Mid-America may elect to sell shares under the DRSPP at up to a 5% discount.

     Common stock shares totaling 421,794 in 2008, 136,483 in 2007, and 1,356,015 in 2006, were acquired by shareholders under the DRSPP. Mid-America offered an average of a 1.5% discount for optional cash purchases in 2008, 2007 and 2006.

Controlled Equity Offering

     On November 3, 2006, Mid-America entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of Mid-America’s common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program. On July 3, 2008, Mid-America entered into a second agreement with Cantor Fitzgerald & Co. with materially the same terms for an additional 1,350,000 shares.

     During the years ended December 31, 2008, 2007 and 2006, Mid-America sold 1,955,300, 323,700, and 194,000 shares of common stock for net proceeds of $103.6 million, $18.8 million and $11.5 million, respectively.

Stock Repurchase Plan

     In 1999, Mid-America’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of Mid-America’s common stock. Through December 31, 2007, Mid-America has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2008 under the plan.

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

401(k) Savings Plan

     The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Mid-America may, but is not obligated to, make a matching contribution of $0.50 for each $1.00 contributed, up to 6% of the participant’s compensation. Mid-America’s contribution to this plan was approximately $405,000, $483,000, and $383,000, in 2008, 2007, and 2006, respectively.

Non-Qualified Deferred Compensation Retirement Plan

     Mid-America has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in Mid-America’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and Mid-America may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in Mid-America’s 401(k) Savings Plan. Mid-America’s match to this plan in 2008, 2007, and 2006 was approximately $63,000, $43,000, and $60,000, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

     In 1998, Mid-America established the Non-Qualified Deferred Compensation Plan for Outside Company Directors (the “Directors Deferred Compensation Plan”), which allows non-employee directors to defer their director fees by having the fees held by Mid-America as shares of Mid-America common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of Mid-America common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

     During 2008, 2007, and 2006, Mid-America issued 6,600, 5,572, and 4,146 shares of common stock, respectively, with weighted-average grant date fair values of $47.92, $51.29, and $57.05, respectively, to outside directors.

     In accordance with ASR 268 and EITF D-98: “Classification and Measurement of Redeemable Securities”, the shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock because the directors have redemption rights not solely within the control of Mid-America. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability as required by FASB 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Accordingly, $246,000, and $230,000 was recorded in accrued expenses and other liabilities at December 31, 2008, and 2007, respectively.

Employee Stock Ownership Plan

     The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the “ESOP”) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of Mid-America is eligible to participate in the ESOP after completing one year of service with Mid-America. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. Mid-America contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2008, 2007, and 2006, Mid-America contributed approximately $991,000, $876,000, and $774,000, respectively, to the ESOP which purchased an additional 21,822, 16,613, and 13,804, shares of common stock, with weighted-average grant date fair values of $45.41, $52.75, and $56.08, respectively.

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

     As of December 31, 2008, Mid-America had one advance outstanding relating to the Plan totaling approximately $69,000, which is recorded in other assets in the accompanying consolidated balance sheets. The $69,000 advance at December 31, 2008, is to one former executive officer, has an interest rate of 6.4% and matures in May 2010.

13. Earnings from Discontinued Operations

     In accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the four communities that Mid-America sold in 2007, along with the three communities that Mid-America has identified as communities we are actively marketing for sale as of December 31, 2008, have been classified as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2008, (dollars in thousands):

	2008	2007	2006
Revenues:
Rental revenues	$5,362	$7,424	$9,697
Other revenues	274	390	444
Total revenues	5,636	7,814	10,141
Expenses:
Property operating expenses	3,130	3,919	5,113
Depreciation and amortization	706	1,517	2,003
Other non-property income	—	(1)	(10)
Interest expense	488	1,133	1,609
Income on debt extinguishment	—	—	(27)
Total expenses	4,324	6,568	8,688
Earnings from discontinued operations
before gain on sale and settlement proceeds	1,312	1,246	1,453
(Loss) gain on sale	(120)	9,164	—
Earnings from discontinued operations	$1,192	$10,410	$1,453

     On July 7, 2008, Mid-America entered into a listing agreement to market for sale Westbury Springs, a 150-unit community in Lilburn, GA, and Mid-America classified the community as held for sale at that time; however, during the fourth quarter of 2008, we made the determination to end the active marketing of Westbury Springs based on market feedback. As a result, Westbury Springs was classified as held for use and therefore is not included in the discontinued operation line in the Consolidated Statements of Operations as of December 31, 2008. Furthermore, as of December 31, 2008, Westbury Springs was valued at its carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held for use, on the Consolidated Balance Sheets.

14. Related Party Transactions

     Pursuant to management contracts with Mid-America’s joint ventures, Mid-America manages the operations of the joint venture apartment communities for a fee of 4% of the revenues of the joint venture. Mid-America received approximately $206,000, $34,000, and $210,000, as management fees from the joint ventures in 2008, 2007, and 2006, respectively. Also in 2008, Mid-America received approximately $50,000 of acquisition fees, $185,000 in asset management fees and $22,000 in construction management fees from our joint venture. No such fees were received in 2007 and 2006.

     Mid-America has an advance to one former executive officer through the 1994 Plan as discussed in Note 12.

15. Segment Information

     At December 31, 2008, Mid-America owned or had an ownership interest in 145 multifamily apartment communities in 13 different states from which it derives all significant sources of earnings and operating cash flows. Mid-America’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Mid-America’s senior management evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet Mid-America’s return criteria and long term investment goals. Mid-America defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

16. Subsequent Events

     Dispositions. On January 15, 2009, Mid-America sold the Woodstream apartments, a 304-unit community in Greensboro, North Carolina.

     Acquisitions. On January 16, 2009, Mid-America acquired one of the 15 remaining units of the Village Oaks apartments located in Temple Terrace, Florida.

17. Selected Quarterly Financial Information (Unaudited)

Mid-America Apartment Communities, Inc.
Quarterly Financial Data (Unaudited)
(Dollars in thousands except per share data)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Total operating revenues	$90,749	$91,436	$93,792	$93,874
Income from continuing operations before non-operating items	$24,753	$24,258	$23,046	$23,840
Interest expense	$(16,205)	$(15,035)	$(15,039)	$(15,731)
Minority interest in operating partnership income	$(532)	$(513)	$(321)	$(456)
Incentive fee from real estate joint ventures	$—	$—	$—	$—
Net casualty (loss) gains and other settlement proceeds	$128	$416	$(1,131)	$340
(Loss) income from real estate joint ventures	$(83)	$(199)	$(274)	$(288)
Discontinued operations:
Income (loss) from discontinued operations before
gain (loss) on sale	$200	$148	$386	$578
(Loss) gain on sale of discontinued operations	$(59)	$(61)	$—	$—
Net income	$7,679	$8,644	$6,193	$7,733
Premiums and original issuance costs associated with the
redemption of preferred stock	$—	$—	$—	$—
Net income available for common shareholders	$4,463	$5,427	$2,977	$4,517

Per share:
Net income available per common share - basic	$0.17	$0.20	$0.11	$0.16
Net income available per common share - diluted	$0.17	$0.20	$0.11	$0.16
Dividend paid	$0.615	$0.615	$0.615	$0.615

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Total operating revenues	$83,627	$85,340	$88,745	$89,634
Income from continuing operations before non-operating items	$21,378	$21,842	$23,827	$24,501
Interest expense	$(15,814)	$(15,828)	$(15,939)	$(16,058)
Minority interest in operating partnership income	$(1,038)	$(763)	$(1,034)	$(675)
Incentive fee from real estate joint ventures	$1,019	$—	$—	$—
Net casualty (loss) gains and other settlement proceeds	$510	$332	$(197)	$(56)
(Loss) income from real estate joint ventures	$5,380	$(51)	$1	$—
Discontinued operations:
Income (loss) from discontinued operations before
gain (loss) on sale	$357	$492	$180	$217
Gains on sale of discontinued operations	$—	$3,443	$5,714	$7
Net income	$11,324	$9,118	$11,900	$7,604
Premiums and original issuance costs associated with the
redemption of preferred stock	$—	$—	$—	$(589)
Net income available for common shareholders	$7,833	$5,628	$8,409	$3,799

Per share:
Net income available per common share - basic	$0.31	$0.22	$0.33	$0.15
Net income available per common share - diluted	$0.31	$0.22	$0.33	$0.15
Dividend paid	$0.605	$0.605	$0.605	$0.605

     Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain property level bonuses from property management expenses to property operating expenses, as well as the reclassification of certain properties as discontinued operations.

     A reconciliation of the affected financial data is below (in thousands):

	Values as	Property	Held	Values as
	Originally	Bonus	For	Reported at
	Reported	Reclass	Sale	December 31, 2008
First Quarter 2007
Total operating revenues	$84,991	$—	$(1,364)	$83,627
Income from continuing operations before non-operating items	21,669	3	(294)	21,378
Interest expense	(16,014)	—	200	(15,814)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	265	(3)	95	357
Second Quarter 2007
Total operating revenues	86,779	—	(1,439)	85,340
Income from continuing operations before non-operating items	22,262	4	(424)	21,842
Interest expense	(16,034)	—	206	(15,828)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	278	(4)	218	492
Third Quarter 2007
Total operating revenues	90,164	—	(1,419)	88,745
Income from continuing operations before non-operating items	24,220	—	(393)	23,827
Interest expense	(16,147)	—	208	(15,939)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	(5)	—	185	180
Fourth Quarter 2007
Total operating revenues	91,023	—	(1,389)	89,634
Income from continuing operations before non-operating items	24,894	—	(393)	24,501
Interest expense	(16,257)	—	199	(16,058)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	23	—	194	217
First Quarter 2008
Total operating revenues	92,144	—	(1,395)	90,749
Income from continuing operations before non-operating items	25,082	—	(329)	24,753
Interest expense	(16,334)	—	129	(16,205)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	—	—	200	200
Second Quarter 2008
Total operating revenues	92,834	—	(1,398)	91,436
Income from continuing operations before non-operating items	24,516	—	(258)	24,258
Interest expense	(15,145)	—	110	(15,035)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	—	—	148	148
Third Quarter 2008
Total operating revenues	93,473	—	319	93,792
Income from continuing operations before non-operating items	22,887	—	159	23,046
Interest expense	(15,004)	—	(35)	(15,039)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	510	—	(124)	386
Fourth Quarter 2008 (1)
Income from continuing operations before non-operating items	23,697	—	143	23,840
Interest expense	(15,654)	—	(77)	(15,731)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	644	—	(66)	578
____________________

(1)	As originally reported in the registrant's Form 8-K filed on February 5, 2009. In the fourth quarter of 2008, a property which had previously been classified as held for sale was removed from such classification. As a result of the adjustments to remove the property from discontinued operations, some line item values not affecting net income were misadjusted between the third and fourth quarters of 2008. The adjustment did not impact the full year 2008 values.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

								Gross Amount
						Cost Capitalized		carried at						Life used
						subsequent to		December 31,						to compute
				Initial Cost		Acquisition		2008 (21)						depreciation
					Buildings		Buildings		Buildings					in latest
					and		and		and		Accumulated		Date of	income
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	statement (22)
Eagle Ridge	Birmingham, AL	—	(1)	$851	$7,667	$—	$2,400	$851	$10,067	$10,918	$(3,793)	$7,125	1986	1 - 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	1,635	524	6,359	6,883	(2,718)	4,165	1987	1 - 40
Paddock Club Huntsville	Huntsville, AL	—	(1)	909	10,152	830	10,743	1,739	20,895	22,634	(6,970)	15,664	1989/98	1 - 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	985	965	14,175	15,140	(4,296)	10,844	1999	1 - 40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	4,681	1,026	13,925	14,951	(6,182)	8,769	1987	1 - 40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	2,209	960	10,851	11,811	(4,876)	6,935	1984	1 - 40
Westside Creek I & II	Little Rock, AR	—	(1)	1,270	11,463	1	2,854	1,271	14,317	15,588	(5,922)	9,666	1984/86	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,577	—	62	7,901	27,639	35,540	(548)	34,992	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	49,636	—	367	12,741	50,003	62,744	(5,605)	57,139	2005	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	4,399	1,024	13,618	14,642	(5,907)	8,735	1985	1 - 40
Marsh Oaks	Atlantic Beach, FL	—	(1)	244	2,829	—	1,431	244	4,260	4,504	(2,203)	2,301	1986	1 - 40
Indigo Point	Brandon, FL	—	(4)	1,167	10,500	—	2,493	1,167	12,993	14,160	(4,221)	9,939	1989	1 - 40
Paddock Club Brandon	Brandon, FL	—	(2)	2,896	26,111	—	1,679	2,896	27,790	30,686	(10,206)	20,480	1997/99	1 - 40
Preserve at Coral Square	Coral Springs, FL	—	(7)	9,600	41,206	—	2,200	9,600	43,406	53,006	(7,560)	45,446	1996	1 - 40
Anatole	Daytona Beach, FL	7,000	(10)	1,227	5,879	—	2,338	1,227	8,217	9,444	(3,837)	5,607	1986	1 - 40
Paddock Club Gainesville	Gainesville, FL	—	(2)	1,800	15,879	—	739	1,800	16,618	18,418	(4,855)	13,563	1999	1 - 40
Cooper's Hawk	Jacksonville, FL	—	(2)	854	7,500	—	1,980	854	9,480	10,334	(4,733)	5,601	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—	(8)	1,533	13,835	—	4,130	1,533	17,965	19,498	(6,916)	12,582	1987	1 - 40
Lakeside	Jacksonville, FL	—	(1)	1,431	12,883	(1)	6,233	1,430	19,116	20,546	(9,890)	10,656	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	36,431	—	1,523	4,047	37,954	42,001	(7,995)	34,006	2003	1 - 40
Paddock Club Jacksonville	Jacksonville, FL	—	(1)	2,294	20,750	(2)	1,869	2,292	22,619	24,911	(8,590)	16,321	1989/96	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—	(2)	1,410	14,967	1	1,098	1,411	16,065	17,476	(4,582)	12,894	1998	1 - 40
St. Augustine	Jacksonville, FL	13,235	(20)	2,858	6,475	(1)	17,365	2,857	23,840	26,697	(5,853)	20,844	1987	1 - 40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	3,666	645	9,470	10,115	(4,657)	5,458	1985	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	5,282	1,678	20,461	22,139	(9,279)	12,860	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	5,235	1,221	25,687	26,908	(9,843)	17,065	1988/90	1 - 40
Savannahs at James Landing	Melbourne, FL	—	(2)	582	7,868	—	4,001	582	11,869	12,451	(5,734)	6,717	1990	1 - 40
Paddock Park Ocala	Ocala, FL	6,805	(2)(3)	2,284	21,970	—	2,795	2,284	24,765	27,049	(10,022)	17,027	1986/88	1 - 40
Paddock Club Panama City	Panama City, FL	—	(2)	898	14,276	(5)	1,463	893	15,739	16,632	(5,216)	11,416	2000	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—	(2)	530	4,805	950	10,840	1,480	15,645	17,125	(6,127)	10,998	1990/95	1 - 40
Belmere	Tampa, FL	—	(1)	851	7,667	1	3,708	852	11,375	12,227	(5,934)	6,293	1984	1 - 40
Links at Carrollwood	Tampa, FL	—	(1)	817	7,355	110	3,895	927	11,250	12,177	(4,494)	7,683	1980	1 - 40
Village Oaks	Tampa, FL	—		2,714	19,137	—	17	2,714	19,154	21,868	(332)	21,536	2005	1 - 40
High Ridge	Athens, GA	—	(1)	884	7,958	—	1,698	884	9,656	10,540	(3,676)	6,864	1987	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,859	—	240	6,875	32,099	38,974	(617)	38,357	1995	1 - 40
Bradford Pointe	Augusta, GA	—	(5)	772	6,949	—	1,610	772	8,559	9,331	(3,500)	5,831	1986	1 - 40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	3,691	658	9,541	10,199	(5,074)	5,125	1982	1 - 40
Westbury Creek	Augusta, GA	3,480	(15)	400	3,626	—	1,015	400	4,641	5,041	(1,977)	3,064	1984	1 - 40
Fountain Lake	Brunswick, GA	—	(5)	502	4,551	—	1,630	502	6,181	6,683	(2,669)	4,014	1983	1 - 40
Park Walk	College Park, GA	—	(1)	536	4,859	—	979	536	5,838	6,374	(2,363)	4,011	1985	1 - 40
Whisperwood	Columbus, GA	—	(1)	4,290	42,722	(4)	10,292	4,286	53,014	57,300	(20,269)	37,031	1980/82/84/86/98	1 - 40
Willow Creek	Columbus, GA	—	(1)	614	5,523	—	3,267	614	8,790	9,404	(3,743)	5,661	1971/77	1 - 40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	886	1,284	16,705	17,989	(4,632)	13,357	1999	1 - 40
Prescott	Duluth, GA	—	(6)	3,840	24,876	—	767	3,840	25,643	29,483	(4,831)	24,652	2001	1 - 40
Lanier	Gainesville, GA	18,984		3,560	23,248	—	924	3,560	24,172	27,732	(3,963)	23,769	1998	1 - 40
Lake Club	Gainesville, GA	—	(6)	3,150	18,997	—	362	3,150	19,359	22,509	(3,194)	19,315	2001	1 - 40
Whispering Pines	LaGrange, GA	—	(5)	823	7,470	(2)	1,901	821	9,371	10,192	(3,894)	6,298	1982/84	1 - 40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	1,568	665	7,606	8,271	(3,141)	5,130	1983	1 - 40
Austin Chase	Macon, GA	—	(8)	1,409	12,687	—	1,404	1,409	14,091	15,500	(4,932)	10,568	1996	1 - 40
The Vistas	Macon, GA	—	(1)	595	5,403	—	1,323	595	6,726	7,321	(2,814)	4,507	1985	1 - 40
Walden Run	McDonough, GA	—	(1)	1,281	11,935	—	721	1,281	12,656	13,937	(2,769)	11,168	1997	1 - 40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	1,083	1,288	12,662	13,950	(4,776)	9,174	1997	1 - 40
Oaks at Wilmington Island	Savannah, GA	—	(7)	2,910	26,337	—	891	2,910	27,228	30,138	(3,056)	27,082	1999	1 - 40
Wildwood	Thomasville, GA	—	(1)	438	3,971	371	5,013	809	8,984	9,793	(3,745)	6,048	1980/84	1 - 40

								Gross Amount
						Cost Capitalized		carried at						Life used
						subsequent to		December 31,						to compute
				Initial Cost		Acquisition		2008 (21)						depreciation
					Buildings		Buildings		Buildings					in latest
					and		and		and		Accumulated		Date of	income
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	statement (22)
Hidden Lake	Union City, GA	—	(1)	1,296	11,715	—	3,029	1,296	14,744	16,040	(5,880)	10,160	1985/87	1 - 40
Three Oaks	Valdosta, GA	—	(1)	462	4,188	459	6,127	921	10,315	11,236	(4,332)	6,904	1983/84	1 - 40
Huntington Chase	Warner Robins, GA	—		1,160	10,437	—	1,076	1,160	11,513	12,673	(3,667)	9,006	1997	1 - 40
Southland Station	Warner Robins, GA	—	(1)	1,470	13,284	—	2,250	1,470	15,534	17,004	(6,437)	10,567	1987/90	1 - 40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	18,701	3,019	30,619	33,638	(10,196)	23,442	1999	1 - 40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	2,252	1,038	11,594	12,632	(4,682)	7,950	1996	1 - 40
Paddock Club Florence	Florence, KY	9,378		1,209	10,969	—	2,058	1,209	13,027	14,236	(5,045)	9,191	1994	1 - 40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	289	2,024	31,814	33,838	(8,169)	25,669	2000	1 - 40
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	1,446	411	5,145	5,556	(2,670)	2,886	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	2,115	694	8,357	9,051	(4,207)	4,844	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	3,020	900	11,117	12,017	(5,683)	6,334	1989	1 - 40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	6,785	1,169	17,303	18,472	(7,674)	10,798	1985	1 - 40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	3,146	1,535	16,972	18,507	(7,688)	10,819	1988/90	1 - 40
Pear Orchard	Jackson, MS	—	(1)	1,352	12,168	(1)	4,474	1,351	16,642	17,993	(8,281)	9,712	1985	1 - 40
Reflection Pointe	Jackson, MS	5,880	(11)	710	8,770	138	4,209	848	12,979	13,827	(6,383)	7,444	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,470	—	782	676	7,252	7,928	(1,615)	6,313	1974	1 - 40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	2,186	778	9,199	9,977	(4,292)	5,685	1989	1 - 40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	2,465	894	10,518	11,412	(4,906)	6,506	1991	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	3,028	900	11,127	12,027	(4,480)	7,547	1988	1 - 40
Waterford Forest	Cary, NC	—	(6)	4,000	20,957	—	802	4,000	21,759	25,759	(3,437)	22,322	1996	1 - 40
Preserve at Brier Creek	Raleigh, NC	—	(1)	5,850	22,695	(19)	21,586	5,831	44,281	50,112	(3,743)	46,369	2002/07	1 - 40
Providence at Brier Creek	Raleigh, NC	—		4,695	30,052	—	95	4,695	30,147	34,842	(1,183)	33,659	2007	1 - 40
Corners, The	Winston-Salem, NC	—	(2)	685	6,165	—	1,956	685	8,121	8,806	(4,328)	4,478	1982	1 - 40
Fairways at Royal Oak	Cincinnati, OH	—	(1)	814	7,335	(12)	2,076	802	9,411	10,213	(4,709)	5,504	1988	1 - 40
Colony at South Park	Aiken, SC	—	(1)	862	8,005	—	696	862	8,701	9,563	(1,876)	7,687	1989/91	1 - 40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	1,356	503	5,896	6,399	(2,493)	3,906	1988	1 - 40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	2,114	427	5,967	6,394	(3,065)	3,329	1980	1 - 40
Fairways, The	Columbia, SC	7,735	(12)	910	8,207	—	1,659	910	9,866	10,776	(4,845)	5,931	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	2,345	1,840	18,905	20,745	(7,514)	13,231	1989/95	1 - 40
Highland Ridge	Greenville, SC	—	(1)	482	4,337	—	1,624	482	5,961	6,443	(2,598)	3,845	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	2,959	1,304	14,699	16,003	(6,122)	9,881	1986/88	1 - 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	1,331	1,200	12,131	13,331	(4,748)	8,583	1996	1 - 40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	3,879	360	6,804	7,164	(3,558)	3,606	1983	1 - 40
Spring Creek	Greenville, SC	—	(1)	597	5,374	(14)	2,084	583	7,458	8,041	(3,522)	4,519	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	8,365	(9)	1,085	7,269	—	4,263	1,085	11,532	12,617	(5,271)	7,346	1988	1 - 40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	2,019	723	8,523	9,246	(3,609)	5,637	1987	1 - 40
Farmington Village	Summerville, SC	15,200		2,800	26,947	—	101	2,800	27,048	29,848	(1,768)	28,080	2007	1 - 40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,861	—	830	1,131	11,691	12,822	(2,726)	10,096	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	9,201	—	771	972	9,972	10,944	(2,338)	8,606	1987	1 - 40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	2,357	217	4,314	4,531	(2,296)	2,235	1986	1 - 40
Windridge	Chattanooga, TN	5,465	(16)	817	7,416	—	2,234	817	9,650	10,467	(3,739)	6,728	1984	1 - 40
Oaks, The	Jackson, TN	—	(1)	177	1,594	12	1,550	189	3,144	3,333	(1,683)	1,650	1978	1 - 40
Post House Jackson	Jackson, TN	5,095		443	5,078	—	3,290	443	8,368	8,811	(3,517)	5,294	1987	1 - 40
Post House North	Jackson, TN	3,375	(13)	381	4,299	(57)	1,940	324	6,239	6,563	(3,142)	3,421	1987	1 - 40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,398	523	6,109	6,632	(3,067)	3,565	1987	1 - 40
Woods at Post House	Jackson, TN	4,801		240	6,839	—	1,715	240	8,554	8,794	(4,571)	4,223	1997	1 - 40
Cedar Mill	Memphis, TN	—	(1)	824	8,023	—	2,360	824	10,383	11,207	(2,348)	8,859	1973/86	1 - 40
Greenbrook	Memphis, TN	—	(4)	2,100	24,468	25	19,631	2,125	44,099	46,224	(23,130)	23,094	1974/78/83/86	1 - 40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	6,308	1,148	16,645	17,793	(6,686)	11,107	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	10,863	1,498	31,346	32,844	(13,503)	19,341	1988/98	1 - 40
Park Estate	Memphis, TN	—	(4)	178	1,141	—	3,698	178	4,839	5,017	(3,080)	1,937	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—	(5)	1,260	16,043	2,147	33,441	3,407	49,484	52,891	(11,618)	41,273	1999/01	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	853	915	15,627	16,542	(4,389)	12,153	1999	1 - 40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	(2)	3,335	1,191	14,074	15,265	(6,647)	8,618	1986	1 - 40
Grand View Nashville	Nashville, TN	—	(1)	2,963	33,673	—	1,912	2,963	35,585	38,548	(8,555)	29,993	2001	1 - 40
Monthaven Park	Nashville, TN	—	(7)	2,736	29,556	—	2,193	2,736	31,749	34,485	(6,107)	28,378	1999/01	1 - 40
Park at Hermitage	Nashville, TN	6,645	(17)	1,524	14,800	—	4,534	1,524	19,334	20,858	(9,475)	11,383	1987	1 - 40
Northwood	Arlington, TX	—	(2)	886	8,278	—	650	886	8,928	9,814	(2,064)	7,750	1980	1 - 40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	7,898	1,598	22,296	23,894	(8,636)	15,258	1983	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—	(7)	3,150	11,868	—	1,174	3,150	13,042	16,192	(2,337)	13,855	1996	1 - 40

								Gross Amount
						Cost Capitalized		carried at						Life used
						subsequent to		December 31,						to compute
				Initial Cost		Acquisition		2008 (21)						depreciation
					Buildings		Buildings		Buildings					in latest
					and		and		and		Accumulated		Date of	income
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	statement (22)
Silverado	Austin, TX	—	(7)	2,900	24,810	—	523	2,900	25,333	28,233	(3,143)	25,090	2003	1 - 40
Stassney Woods	Austin, TX	4,050	(18)	1,621	7,501	—	4,091	1,621	11,592	13,213	(5,809)	7,404	1985	1 - 40
Travis Station	Austin, TX	3,585	(19)	2,282	6,169	(1)	3,634	2,281	9,803	12,084	(4,658)	7,426	1987	1 - 40
Woods, The	Austin, TX	—	(2)	1,405	13,083	—	1,865	1,405	14,948	16,353	(3,233)	13,120	1977	1 - 40
Celery Stalk	Dallas, TX	—	(6)	1,463	13,165	(1)	5,121	1,462	18,286	19,748	(9,654)	10,094	1978	1 - 40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	2,310	988	11,203	12,191	(4,244)	7,947	1986	1 - 40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	2,911	1,252	14,182	15,434	(5,218)	10,216	1985	1 - 40
Grand Courtyard	Dallas, TX	—	(7)	2,730	23,219	—	800	2,730	24,019	26,749	(3,087)	23,662	2000	1 - 40
Lodge at Timberglen	Dallas, TX	—	(6)	825	7,422	(1)	3,926	824	11,348	12,172	(5,934)	6,238	1983	1 - 40
Watermark	Dallas, TX	—	(6)	960	14,839	—	385	960	15,224	16,184	(2,809)	13,375	2002	1 - 40
Legacy Pines	Houston, TX	—	(2)	2,157	19,491	(15)	1,845	2,142	21,336	23,478	(4,599)	18,879	1999	1 - 40
Reserve at Woodwind Lakes	Houston, TX	14,820		1,968	20,718	—	1,123	1,968	21,841	23,809	(2,469)	21,340	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	16,386	—	1,263	2,061	17,649	19,710	(1,453)	18,257	1996	1 - 40
Ranchstone	Houston, TX	—	(7)	1,480	15,352	—	968	1,480	16,320	17,800	(1,378)	16,422	1996	1 - 40
Cascade at Fall Creek	Humble, TX	—		3,230	20,308	—	84	3,230	20,392	23,622	(1,078)	22,544	2007	1 - 40
Chalet at Fall Creek	Humble, TX	—	(7)	2,755	20,820	—	209	2,755	21,029	23,784	(1,800)	21,984	2006	1 - 40
Westborough Crossing	Katy, TX	—	(6)	677	6,091	(1)	2,695	676	8,786	9,462	(4,455)	5,007	1984	1 - 40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	999	1,002	18,287	19,289	(5,359)	13,930	2000	1 - 40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	12,254	(8)	1,177	1,303	13,431	14,734	(3,054)	11,680	1983	1 - 40
Highwood	Plano, TX	—	(4)	864	7,783	—	2,562	864	10,345	11,209	(3,873)	7,336	1983	1 - 40
Los Rios Park	Plano, TX	—	(2)	3,273	29,483	—	1,369	3,273	30,852	34,125	(6,539)	27,586	2000	1 - 40
Boulder Ridge	Roanoke, TX	—	(2)	3,382	27,930	—	2,314	3,382	30,244	33,626	(4,638)	28,988	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	16,632	4,166	16,632	20,798	(79)	20,719	2008	1 - 40
Cypresswood Court	Spring, TX	—	(6)	577	5,190	(1)	2,098	576	7,288	7,864	(3,798)	4,066	1984	1 - 40
Villages at Kirkwood	Stafford, TX	—	(7)	1,918	16,358	—	959	1,918	17,317	19,235	(3,071)	16,164	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(6)	539	4,850	—	1,893	539	6,743	7,282	(3,440)	3,842	1984	1 - 40
Township	Hampton, VA	10,800	(14)	1,509	8,189	—	6,690	1,509	14,879	16,388	(5,321)	11,067	1987	1 - 40
Total Properties				$234,839	$1,823,527	$5,587	$465,344	$240,426	$2,288,871	$2,529,297	$(694,054)	$1,835,243
Land Held for Future Developments	Various			$1,306	$—	$—	$—	$1,306	$—	$1,306	$—	$1,306	N/A	N/A
Commercial Properties	Various			—	2,769	—	12,612	—	15,381	15,381	(7,423)	7,958	Various	1 - 40
Total Other				$1,306	$2,769	$—	$12,612	$1,306	$15,381	$16,687	$(7,423)	$9,264
Total Real Estate Assets, net of Joint Ventures				$236,145	$1,826,296	$5,587	$477,956	$241,732	$2,304,252	$2,545,984	$(701,477)	$1,844,507
____________________

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $596.8 million outstanding with a variable interest rate of 2.85% on which there exists in combination with the FNMA facility mentioned in note (2) eighteen interest rate swap agreements totaling $640 million at an average rate of 5.37% at December 31, 2008.

(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 million available and $198.6 million outstanding, $65 million with a fixed rate of 7.71% and $133.6 million of which had a variable interest rate of 3.60% on which there exists interest rate swaps as mentioned in note (1) at December 31, 2008.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.

(4)	Encumbered, along with one corporate property, by a term loan with a principal balance of $38.6 million at December 31, 2008, with a maturity of April 1, 2009 and an interest rate of 3.20% on which there is a $25 million interest rate swap agreement with a rate of 4.98%, maturing on March 1, 2009.

(5)	Encumbered by a credit line with AmSouth Bank, with an outstanding balance of $0.7 million at December 31, 2008.

(6)	Encumbered by a $100 million Freddie Mac facility, with $96.4 million available and an outstanding balance of $96.4 million and a variable interest rate of 1.50% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2008.

(7)	Encumbered by a $200 million Freddie Mac facility, with $179.5 million available and an outstanding balance of $179.5 million and a variable interest rate of 0.89% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% at December 31, 2008.

(8)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $11.6 million at December 31, 2008, and an average interest rate of 5.25%.

(9)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.

(10)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(11)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.

(12)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.

(13)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.

(14)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.

(15)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 4.42% and $3.0 million with a variable rate of 1.785% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

(16)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 4.42% and $5.0 million with a variable rate of 1.785% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

(17)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(18)	Encumbered by $4.0 million in bonds on which there exists a $4.0 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(19)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(20)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 2.83% which there exists a $11.7 million and a $6.2 million interest rate cap of 6.00% and 6.50% respectively which terminates on March 1, 2009 and March 15, 2011 respectively.

(21)	The aggregate cost for Federal income tax purposes was approximately $2,448 million at December 31, 2008. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(22)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 1 year or less for fair market value of leases.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate Investments and Accumulated Depreciation

     A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
Dollars in thousands	2008	2007	2006
Real estate investments:
Balance at beginning of year	$2,342,962	$2,214,814	$1,983,671
Acquisitions	156,305	88,601	196,523
Improvement and development	84,550	61,004	51,807
Assets held for sale	(34,772)	—	(14,597)
Disposition of real estate assets (1)	(3,061)	(21,457)	(2,590)
Balance at end of year	$2,545,984	$2,342,962	$2,214,814

Accumulated depreciation:
Balance at beginning of year	$616,364	$543,802	$473,421
Depreciation	89,401	92,200	78,221
Assets held for sale	(10,768)	—	(7,180)
Disposition of real estate assets (1)	(943)	(19,638)	(660)
Balance at end of year	$694,054	$616,364	$543,802

     The Company's consolidated balance sheet at December 31, 2008, 2007, and 2006 includes accumulated depreciation of $7,423, $6,213, and $5,191 respectively, in the caption "Commercial properties, net".

(1) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.