Form 10-Q
period 2009-05-07
MID AMERICA APARTMENT COMMUNITIES INC
filed 2009-05-07
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 20, 2009
Common Stock, $0.01 par value	28,220,636

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008
(Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
Assets:
Real estate assets:
Land	$ 240,445	$ 240,426
Buildings and improvements	2,223,728	2,198,063
Furniture, fixtures and equipment	68,157	65,540
Capital improvements in progress	12,145	25,268
	2,544,475	2,529,297
Less accumulated depreciation	(717,115)	(694,054)
	1,827,360	1,835,243

Land held for future development	1,306	1,306
Commercial properties, net	8,716	7,958
Investments in real estate joint ventures	6,699	6,824
Real estate assets, net	1,844,081	1,851,331

Cash and cash equivalents	47,666	9,426
Restricted cash	763	414
Deferred financing costs, net	15,210	15,681
Other assets	13,610	16,840
Goodwill	4,106	4,106
Assets held for sale	14,379	24,157
Total assets	$ 1,939,815	$ 1,921,955

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,354,246	$ 1,323,056
Accounts payable	1,448	1,234
Fair market value of interest rate swaps	71,275	76,961
Accrued expenses and other liabilities	63,380	66,982
Security deposits	8,994	8,705
Liabilities associated with assets held for sale	328	595
Total liabilities	1,499,671	1,477,533

Redeemable stock	1,588	1,805

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$155,000 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
28,221,253 and 28,224,708 shares issued and outstanding at
March 31, 2009, and December 31, 2008, respectively (1)	282	282
Additional paid-in capital	954,807	954,127
Accumulated distributions in excess of net income	(473,661)	(464,617)
Accumulated other comprehensive income	(67,754)	(72,885)
Total Mid-America Apartment Communities, Inc. shareholders' equity	413,736	416,969
Noncontrolling interest	24,820	25,648
Total Equity	438,556	442,617
Total liabilities and equity	$ 1,939,815	$ 1,921,955

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2009 and December 31, 2008, are 51,493 and 48,579, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2009, and 2008
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Operating revenues:
Rental revenues	$ 89,284	$ 86,597
Other property revenues	4,252	4,124
Total property revenues	93,536	90,721
Management fee income	64	28
Total operating revenues	93,600	90,749
Property operating expenses:
Personnel	11,364	11,143
Building repairs and maintenance	2,812	2,984
Real estate taxes and insurance	11,984	11,274
Utilities	5,508	5,078
Landscaping	2,304	2,295
Other operating	4,259	4,128
Depreciation	23,585	21,916
Total property operating expenses	61,816	58,818
Property management expenses	4,241	4,258
General and administrative expenses	2,459	2,920
Income from continuing operations before non-operating items	25,084	24,753
Interest and other non-property income	80	108
Interest expense	(14,229)	(16,205)
Gain on debt extinguishment	3	-
Amortization of deferred financing costs	(606)	(628)
Net casualty (loss) gains and other settlement proceeds	(144)	128
Loss on sale of non-depreciable assets	-	(3)
Income from continuing operations before
loss from real estate joint ventures	10,188	8,153
Loss from real estate joint ventures	(196)	(83)
Income from continuing operations	9,992	8,070
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	421	200
Gain (loss) on sale of discontinued operations	1,432	(59)
Consolidated net income	11,845	8,211
Net income attributable to noncontrolling interests	706	532
Net income attributable to Mid-America Apartment Communities, Inc.	11,139	7,679
Preferred dividend distributions	3,216	3,216
Net income available for common shareholders	$ 7,923	$ 4,463

Weighted average shares outstanding (in thousands):
Basic	28,085	25,628
Effect of dilutive stock options	80	169
Diluted	28,165	25,797

Net income available for common shareholders	$ 7,923	$ 4,463
Discontinued property operations	(1,853)	(141)
Income from continuing operations available for common shareholders	$ 6,070	$ 4,322

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.21	$ 0.17
Discontinued property operations	0.07	(0.00)
Net income available for common shareholders	$ 0.28	$ 0.17

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.21	$ 0.17
Discontinued property operations	0.07	(0.00)
Net income available for common shareholders	$ 0.28	$ 0.17

Dividends declared per common share	$ 0.615	$ 0.615

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Consolidated net income	$ 11,845	$ 8,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred financing costs	24,191	22,896
Stock compensation expense	303	211
Stock issued to employee stock ownership plan	-	248
Redeemable stock issued	84	91
Amortization of debt premium	(90)	(453)
Loss from investments in real estate joint ventures	196	83
Gain on debt extinguishment	(3)	-
Derivative interest (income) expense	(396)	213
Loss on sale of non-depreciable assets	-	3
(Gain) loss on sale of discontinued operations	(1,432)	59
Net casualty loss (gains) and other settlement proceeds	144	(128)
Changes in assets and liabilities:
Restricted cash	(288)	203
Other assets	3,372	6,467
Accounts payable	223	470
Accrued expenses and other	(9,810)	(7,667)
Security deposits	233	281
Net cash provided by operating activities	28,572	31,188
Cash flows from investing activities:
Purchases of real estate and other assets	(163)	(23,532)
Improvements to existing real estate assets	(5,011)	(5,931)
Renovations to existing real estate assets	(2,332)	(4,052)
Development	(3,256)	(5,971)
Distributions from real estate joint ventures	44	-
Contributions to real estate joint ventures	(115)	(6,776)
Proceeds from disposition of real estate assets	11,337	502
Net cash provided by (used in) investing activities	504	(45,760)
Cash flows from financing activities:
Net change in credit lines	31,815	30,444
Principal payments on notes payable	(535)	(22,838)
Payment of deferred financing costs	(136)	(1,333)
Repurchase of common stock	(220)	(399)
Proceeds from issuances of common shares and units	284	19,082
Distributions to noncontrolling interests	(1,561)	(1,626)
Dividends paid on common shares	(17,267)	(15,675)
Dividends paid on preferred shares	(3,216)	(3,216)
Net cash provided by financing activities	9,164	4,439
Net increase (decrease) in cash and cash equivalents	38,240	(10,133)
Cash and cash equivalents, beginning of period	9,426	17,192
Cash and cash equivalents, end of period	$ 47,666	$ 7,059

Supplemental disclosure of cash flow information:
Interest paid	$ 12,682	$ 15,994
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$ 5,987	$ 6,465
Interest capitalized	$ 62	$ 114
Marked-to-market adjustment on derivative instruments	$ 5,852	$ (25,580)
Reclass of redeemable stock from equity to liabilities	$ -	$ 472

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009, and 2008 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of March 31, 2009, we owned or owned interests in a total of 144 multifamily apartment communities comprising 42,252 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, two communities comprising 536 apartments identified as held for sale, and two existing communities with expansion development phases comprising 340 apartments. An additional 45 apartments have been identified for and begun construction at one of our development properties, but have not been included in the total above as none of the units had been delivered as of March 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2008 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160.  Statement 160 requires a noncontrolling interest of a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be indentified in the consolidated financial statements.   When adopting Statement 160, a noncontrolling interest that is considered to be redeemable under the guidance of EITF Topic D-98, Classification and Measurement of Redeemable Securities (Topic D-98) is to be classified outside of permanent equity.   We adopted Statement 160 effective January 1, 2009, and after concluding that the noncontrolling interest is not redeemable under the guidance in Topic D-98 have reported it in equity in the Consolidated Balance Sheet.   Additionally, the income attributable to the noncontrolling interest is presented in the Consolidated Statements of Operations and the Consolidated  Statements of Cash Flows.    The additional disclosures required by Statement 160 and  the retrospective effect on total shareholders equity are outlined in Note 3 to the consolidated financial statements.

2.           Segment Information

As of March 31, 2009, we owned or had an ownership interest in 144 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in our best interest. Our chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           Comprehensive Income and Equity

Total comprehensive income, equity and their components for the three month periods ended March 31, 2009, and 2008, including the effect of adopting Statement of Financial Accounting Standards No. 160, or Statement 160, were as follows (dollars in thousands):

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2008	$ 442,617		$ 62	$ 282	$ 954,127	$ (464,617)	$ (72,885)	$ 25,648
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	278				278
Shares repurchased and retired	(220)				(220)
Exercise of stock options	10				10
Redeemable stock fair market value and issuances	301					301
Adjustment for Noncontrolling Interest Ownership in
operating partnership	-				298			(298)
Amortization of unearned compensation	314				314
Dividends on common stock ($0.615 per share)	(17,268)					(17,268)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(1,561)							(1,561)
Dividends on preferred stock	(3,216)					(3,216)
Comprehensive income:
Net income	11,845	11,845				11,139		706
Other comprehensive income -
derivative instruments (cash flow hedges)	5,456	5,456					5,131	325
Comprehensive income	17,301	17,301

EQUITY BALANCE MARCH 31, 2009	$ 438,556		$ 62	$ 282	$ 954,807	$ (473,661)	$ (67,754)	$ 24,820

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2007	$ 429,824		$ 62	$ 257	$ 832,511	$ (414,966)	$ (15,664)	$ 27,624
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	21,224			4	21,220
Shares repurchased and retired	(399)				(399)
Exercise of stock options	207				207
Stock issued to employee stock ownership plan	248				248
Shares issued in exchange from redeemable stock	413				413
Redeemable stock fair market value and issuances	(282)					(282)
Adjustment for Noncontrolling Interest Ownership in
operating partnership	-				(1,029)			1,029
Amortization of unearned compensation	163				163
Dividends on common stock ($0.615 per share)	(16,004)					(16,004)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(1,591)							(1,591)
Dividends on preferred stock	(3,216)					(3,216)
Comprehensive income:
Net income	8,211	8,211				7,679		532
Other comprehensive income -
derivative instruments (cash flow hedges)	(25,580)	(25,580)					(23,923)	(1,657)
Comprehensive income	(17,369)	(17,369)

EQUITY BALANCE MARCH 31, 2008	$ 413,218		$ 62	$ 261	$ 853,334	$ (426,789)	$ (39,587)	$ 25,937

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.           Real Estate Dispositions

On January 15, 2009, we sold the Woodstream apartments, a 304-unit community located in Greensboro, North Carolina.

5.           Real Estate Acquisitions

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. Throughout the remainder of 2008, we purchased four of the 19 units which had been sold as condominiums. On January 16, 2009, and February 18, 2009, we purchased one additional unit each.

6.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in July 2008, we entered into marketing contracts to list the 440-unit River Trace apartments in Memphis, Tennessee, the 96-unit Riverhills apartments in Grenada, Mississippi, and the 304-unit Woodstream apartments in Greensboro, North Carolina. The Woodstream apartments were subsequently sold on January 15, 2009. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, all of these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three month periods ended March 31, 2009 and 2008, (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues
Rental revenues	$ 969	$ 1,332
Other revenues	37	63
Total revenues	1,006	1,395
Expenses
Property operating expenses	560	714
Depreciation	-	352
Interest expense	25	129
Total expense	585	1,195
Income from discontinued operations before
gain on sale	421	200
Gain (loss) on sale of discontinued operations	1,432	(59)
Income from discontinued operations	$ 1,853	$ 141

7.           Share and Unit Information

On March 31, 2009, 28,221,253 common shares and 2,403,515 operating partnership units were outstanding, representing a total of 30,624,768 shares and units. Additionally, Mid-America had outstanding options for the purchase of 24,882 shares of common stock at March 31, 2009, of which 21,860 were anti-dilutive. At March 31, 2008, 26,141,363 common shares and 2,423,819 operating partnership units were outstanding, representing a total of 28,565,182 shares and units. Additionally, Mid-America had outstanding options for the purchase of 102,413 shares of common stock at March 31, 2008, of which 47,990 were anti-dilutive.

8.           Derivative Financial Instruments

In the normal course of business, we use certain derivative financial instruments to manage, or hedge, the interest rate risk associated with our variable rate debt or to hedge anticipated future debt transactions to manage well-defined interest rate risk associated with the transaction.

We do not use derivative financial instruments for speculative or trading purposes.  Further, we have a policy of entering into contracts with major financial institutions based upon their credit rating and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designated to hedge, we have not sustained any material loss from those instruments nor do we anticipate any material adverse effect on our net income attributable to Mid-America Apartment Communities, Inc. or financial position in the future from the use of derivatives.

We utilize derivative financial instruments that can be designated as cash flow hedges and which are expected to be highly effective in reducing the interest rate risk exposure that they are designed to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Instruments that meet the special hedging criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Instruments, are formally designated as hedging instruments at the inception of the derivative contract.  We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction.  This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions.  We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

All of our derivative financial instruments are reported at fair value, are represented on the consolidated balance sheet within Other assets and Fair market value of interest rate swaps, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates.  As of March 31, 2009, we have entered into 34 interest rate swaps and 14 interest rate caps with a total notional balance of $883.2 million and $97.3 million, respectively.  As of March 31, 2009 and 2008, we recorded a liability of approximately $71.3 million and $41.8 million, respectively, to Fair market value of interest rate swaps in the consolidated balance sheets.  We also recorded approximately $0.2 million and $0.0 million as of March 31, 2009 and 2008, respectively, to other assets in the consolidated balance sheets.  The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and 2008, respectively.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets as of
March 31, 2008 and March 31, 2009

	Asset Derivatives				Liability Derivatives
	March 31, 2008		March 31, 2009		March 31, 2008		March 31, 2009
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$ 15	Other assets	$ 217	Fair Market Value of Interest Rate Swaps	$ 41,759	Fair Market Value of Interest Rate Swaps	$ 71,275

Total derivatives designated
as hedging instruments
under Statement 133		$ 15		$ 217		$ 41,759		$ 71,275

The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of March 31, 2009, and 2008, the year-to-date ineffective portion of the hedging transactions reclassified to earnings was a $435,000 decrease, and an $188,000 increase, respectively, to interest expense.  The table below presents our financial performance of assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
for the three months ended March 31, 2009 and 2008 (dollars in thousands)

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	3/31/2008	3/31/2009		3/31/2008	3/31/2009		3/31/2008	3/31/2009

Interest rate contracts	$ (25,772)	$ 5,844	Interest Expense	$ -	$ -	Interest Expense	$ (188)	$ 396

Total	$ (25,772)	$ 5,844		$ -	$ -		$ (188)	$ 396

If it becomes probable that the underlying hedged forecasted debt transactions will not occur or, if a derivative contract no longer qualifies for hedge accounting or is terminated, all future changes in the fair value of the derivative contract are marked-to-market with changes in value included in net income attributable to Mid-America Apartment Communities, Inc. for each period until the derivative instrument matures, is settled, or is re-designated.  If the hedged forecasted debt transaction becomes probable of not occurring, amounts previously deferred in accumulated other comprehensive income will immediately be reclassified to net income attributable to Mid-America Apartment Communities, Inc. If the hedged forecasted debt transaction remains probable to occur, these same previously deferred amounts will be amortized over the remaining hedged forecasted debt transactions.

As of March 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position is $74.5 million.  Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative instrument contracts require that our credit enhancing party maintain credit ratings above a certain level.  If the credit rating of the credit enhancing party were to fall below these levels, it would trigger additional collateral to be deposited with the counterparty up to 100 percent of the liability position of the derivative contracts. As of March 31, 2009, the fair value of these derivatives was in a net liability position of $72.7 million of which our credit enhancing parties would be responsible for posting up to $53.2 million and we would be responsible for posting up to $19.5 million.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P. The following table summarizes the credit ratings that would trigger the credit-risk-related contingent features, along with the combined amount that would be required to post under each credit rating scenario, if triggered, as of March 31, 2009.

Credit Risk Contingency Collateral Requirements
As of March 31, 2009

Credit Rating

Moody's	S&P	Required Collateral
Aaa	AAA	$0
Aa1	AA+	$0
Aa2	AA	$0
Aa3	AA-	$0
A1	A+	($4,366,232)
A2	A	($11,593,218)
A3	A-	($60,597,956)
Baa1	BBB+	($72,661,155)

Certain of our derivative contracts contain a cross default provision under which a default under certain of our other indebtedness in excess of a threshold amount causes an event of default under the agreement.  Threshold amounts range from $1 million to $75 million.  As of March 31, 2009, the fair value of derivatives containing cross default provisions was in a liability position of $20.9 million.  Following an event of default, a termination event may occur, and we would be required to settle our obligations under the agreements at their termination value of $22.3 million as of March 31, 2009.  Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

In accordance with Statement 157, we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy.  However, we have determined that the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of our own default as well as the default of our counterparties. As of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

 The table below presents Mid-America’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	March 31,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Derivative financial
instruments	$ -	$ -	$ 217	$ 217
Liabilities
Derivative financial
instruments	$ -	$ -	$ 71,275	$ 71,275

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gains	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2008	Income	Income	Settlements	of Level 3	3/31/2009
Derivative
financial
instruments	$ (76,910)	$ (396)	$ 5,948	$ 300	$ -	$ (71,058)

Of the instruments for which Mid-America utilized significant Level 3 inputs to determine fair value and that were still held by Mid-America at March 31, 2009, the unrealized gain for the three months ended March 31, 2009 was $5.9 million. The fair value of these instruments are reported on the balance sheet in Other assets and Fair market value of interest rate swaps with a corresponding adjustment for the unrealized gains/losses to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. We use three major banks to provide nearly 80% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P.  Our interest rate swaps with JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank had liability positions on our Condensed Consolidated Balance Sheets of $6.9 million, $25.6 million and $28.5 million, respectively, as of March 31, 2009.

Both observable and unobservable inputs may be used to determine the fair value of positions that Mid-America has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The fair value estimates presented herein are based on information available to management as of March 31, 2009, and 2008.  These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize.

9.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date will be for fiscal years beginning after November 15, 2008.  We adopted Statement 157 effective January 1, 2008 and FSP 157-2 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred.  This will have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted Statement 141R effective January 1, 2009.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interests be a component of net income.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Notes 1 and 3 to the consolidated financial statements describe the effect of our adopting Statement 160 effective January 1, 2009.

On March 19, 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted Statement 161 effective January 1, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or  EPS, under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  We adopted this FSP effective January 1, 2009 and it had a minor impact on our number of shares which did not change net income available for common shareholders per share.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, or EITF 08-5. EITF 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement. EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  We adopted EITF 08-5 effective January 1, 2009.  This EITF will remove the effect of the agency credit enhancements from our calculation of the fair value of our derivative instruments and will materially increase the value represented in the balance sheet.  The impact of this EITF on our Q1 2009 financial position is approximately a $2.0 million increase to the fair value of our derivative instruments.

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

Forward Looking Statements

We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future.  Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development and renovation activity as well as other capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	increasing real estate taxes and insurance costs;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	losses from catastrophes in excess of our insurance coverage;
•	unexpected capital needs;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes;
•	litigation and compliance costs associated with laws requiring access for disabled persons;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to acquire funding through the capital markets;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps due to volatility in the financial markets;
•	the continuation of the good credit of our interest rate swap and cap providers;
•
the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, at present operating under the conservatorship of the United States Government; and

•	inability to meet loan covenants.

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

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective.  While our calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the hedging instruments and the underlying hedge are measured by Mid-America before entering into the hedging relationship and have been found to be highly correlated.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  See Note 8 of the Consolidated Financial Statements.

Overview of the Three Months Ended March 31, 2009

As anticipated, weaker demand for apartment housing caused our same store revenues to drop by $600,000 in the first quarter of 2009 from the first quarter of 2008 as we reduced pricing on new leases to build occupancy from year end. However, we suffered less pressure from move-outs as fewer people left our properties to buy a house. Our same store expenses in the first quarter of 2009 were actually reduced from the same quarter a year ago as we turned fewer apartments and took full advantage of system improvements to build operating efficiencies. Our interest expenses was down by approximately $2 million for the quarter as we also benefited from decreased interest rates, which more than offset the increase in our average debt outstanding from the first quarter of 2008.

Our same store portfolio consists of those properties in our portfolio which have been held and were stabilized for at least 12 months. Communities not included in the same store portfolio would include acquisitions within the last 12 months, communities being developed or in lease-up, and communities undergoing extensive renovations.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three month period ended March 31, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Property revenues for the three months ended March 31, 2009 were approximately $93.5 million, an increase of $2.8 million from the three months ended March 31, 2008 due to (i) a $3.2 million increase in property revenues from the five properties acquired during 2008, or the 2008 Acquisitions, and (ii) a $0.6 million increase in property revenues from our development communities. These increases were partially offset by a $1.0 million decrease in property revenues from all other communities. The decrease in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 0.2% decrease in average effective rent per unit and a 0.2% decrease in physical occupancy in the first quarter of 2009 from the first quarter of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2009 were approximately $38.2 million, an increase of approximately $1.3 million from the three months ended March 31, 2008 due primarily to increases in property operating expenses of (i) $1.1 million from the 2008 Acquisitions, and (ii) $0.3 million from our development communities. These increases were partially offset by a decrease in property operating expense of $0.1 million from all other communities. The decrease in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by a 7.7% decrease in repair and maintenance as resident turnover decreased and as we continued to improve processes.

Depreciation expense for the three months ended March 31, 2009 was approximately $23.6 million, an increase of approximately $1.7 million from the three months ended March 31, 2008 primarily due to the increases in depreciation expense of (i) $0.9 million from the 2008 Acquisitions, (ii) $0.1 million from our development communities, and (iii) $0.8 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.1 million from the expiration of the amortization of fair market value of leases of previously acquired communities.

Property management expenses for the three months ended March 31, 2009 were approximately $4.2 million, a slight decrease from the $4.3 million of property management expenses in the first quarter of 2008. General and administrative expenses decreased by approximately $0.5 million over this same period to $2.5 million, partially related to lower incentive bonuses.

Interest expense for the three months ended March 31, 2009 was approximately $14.2 million, a decrease of $2.0 million from the three months ended March 31, 2008. While our average debt outstanding increased by approximately $46.8 million from the first quarter of 2008 to the first quarter of 2009, this was more than offset by the decrease in our average cost of debt from 5.12% to 4.32% over the same period.

In the three months ended March 31, 2009, Mid-America benefited from gains of approximately $1.4 million due to the sale of a property.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $3.5 million in the first quarter of 2009 from the first quarter of 2008.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income attributable to Mid-America Apartment Communities, Inc. (computed in accordance with GAAP), excluding extraordinary items, net income attributed to the non-controlling interest, gains or losses on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition.  Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

FFO should not be considered as an alternative to net income attributable to Mid-America Apartment Communities, Inc. or any other GAAP measurement of performance, as an indicator of operating performance, or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income attributable to Mid-America Apartment Communities, Inc. for the three month periods ended March 31, 2009, and 2008 (dollars and shares in thousands):

	Three months
	ended March 31,
	2009	2008
Net income attributable to Mid-America Apartment Communities, Inc.	$ 11,139	$ 7,679
Depreciation of real estate assets	23,120	21,609
Net casualty loss (gains) and other settlement proceeds	144	(128)
Depreciation of real estate assets of discontinued operations	-	352
(Gains) loss on sales of discontinued operations	(1,432)	59
Depreciation of real estate assets of real estate joint ventures	264	95
Preferred dividend distribution	(3,216)	(3,216)
Net income attributable to noncontrolling interests	706	532
Funds from operations	$ 30,725	$ 26,982

Weighted average shares and units:
Basic	30,488	28,052
Diluted	30,569	28,180

FFO for the three month period ended March 31, 2009 increased primarily as the result of recently acquired properties and reduced interest expense as discussed above in Results of Operations.

Trends

During the first quarter of 2009, rental demand for apartments was weaker in most of our markets when compared to the first quarter of 2008. One of the primary drivers of apartment demand is job formation, and the job losses across all of our markets (with the significant exception of Texas) impacted apartment demand and pricing. Although job losses in the markets where our properties are located were significantly less than the national average, apartment demand weakened at most of our locations.

Partially mitigating the severe job losses was an apparent continuation of the trend of households moving back to the rental market from buying houses. The primary reason that our residents leave us is to buy a house, and we have seen that reason as a percent of total move-outs continue to drop. Analysts point out that homeownership increased from 65% to over 69% of households over ten years ending in 2005. This increase, representing approximately five million households, was driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit ratings. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

We also benefited on the supply side, as the lack of available financing for new apartment construction resulted in relatively few new apartments entering the market as new competition. Also, rents have yet to rise sufficiently to offset the rapid run-up of costs of new construction over the last five years. Competition from condominiums reverting back to being rental units, or new condominiums being converted to rental, was not a major factor in our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums and/or single family houses in only a few submarkets.

Our focus in the quarter was on sustaining occupancy as we entered what we think will continue to be a weaker leasing market for several quarters. By focusing on aggressive efforts to build and sustain traffic, and pricing aggressively, we were largely successful at this, as our occupancy ended the quarter only just short of the record level reached at the end of March, 2008.

Overall same store revenues weakened 0.8% compared to the same quarter a year ago. Of our primary markets, Dallas was strongest growing revenues 3.8% on a same store basis, while Atlanta and Jacksonville were weakest. Of our secondary markets, Columbus, GA and Little Rock were strongest, growing same store revenues 6.6% and 4.7%, respectively, while Memphis was one of our weakest secondary markets with revenues declining 3.0% from the same quarter a year ago.

We believe that the decline in same store revenue will be temporary, and that revenue growth should resume as soon as the second half of 2010. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

While it seems likely that we will continue to face declining economic growth as a result of reduced liquidity in the economy throughout 2009 and into the first half of 2010, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will return for most of our markets later in 2010. Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues. Revenue opportunities in ancillary services (such as re-selling cable television and internet access), improved collections, and utility reimbursements enable us to capture increased revenue dollars.

We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively. Another example is that we introduced new systems to improve the apartment get-ready process, and we also implemented new software to improve our purchasing and accounts payable processes, all of which improve our operating expenses and customer service.

During the quarter ended March 31, 2009 we continued to have the benefit of lower interest rates resulting from improved market for Fannie Mae and Freddie Mac debt securities. Much of this was due to government action to improve liquidity in the credit markets, and resulted in a lower cost of debt for us. We expect this to continue for much of 2009 as the government expands its efforts in this area, and as a result we are forecasting lower interest costs for the balance of 2009.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased by approximately $2.6 million from $31.2 million in the first quarter of 2008 to $28.6 million in the first quarter of 2009 mainly as a result of the timing of real estate tax payments.

Net cash provided by investing activities was approximately $0.5 million during the first quarter of 2009, compared to net cash used in investing activities of approximately $45.8 million during the first quarter of 2008, mainly related to acquisition and disposition activity. In the first quarter of 2008, Mid-America had cash outflows of $23.5 million for a wholly owned acquisition and $6.8 million representing Mid-America’s share of two acquisitions purchased by Mid-America Multifamily Fund I, LLC, or Fund I, Mid-America’s joint venture. In the first quarter of 2009, Mid-America received $11.3 million from the sale of a property and made no significant acquisitions.

Net cash provided by financing activities increased by approximately $4.7 million from $4.4 million in the first quarter of 2008 to $9.2 million in the first quarter of 2009, mainly due to the net change in our credit lines. We increased our borrowing at the end of the first quarter of 2009 in order to provide the cash to pay off a $38.3 million mortgage that matured April 1, 2009. We also received proceeds of $19.1 million from equity issuances during the first quarter of 2008, primarily from our continuous equity offering plan, or CEO, which were used to pay down loans. No shares were issued through the CEO during the first quarter of 2009.

The weighted average interest rate at March 31, 2009 for the $1.4 billion of debt outstanding was 4.5%, compared to the weighted average interest rate of 5.1% on $1.3 billion of debt outstanding at March 31, 2008. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At March 31, 2009, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility. Together, these credit facilities provided a total line capacity of $1.39 billion and collateralized availability to borrow of $1.38 billion at March 31, 2009. We had total borrowings outstanding under these credit facilities of $1.21 billion at March 31, 2009.

Approximately 68% of our outstanding obligations at March 31, 2009 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.04 billion, all of which was collateralized and available to borrow at March 31, 2009. We had total borrowings outstanding under the FNMA Facilities of approximately $917 million at March 31, 2009. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.795%.  While the DMBS continued to trade below three-month LIBOR during the first quarter of 2009, the spread below three-month LIBOR increased to 0.85% on April 1, 2009. While we feel this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

Approximately 22% of our outstanding obligations at March 31, 2009 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $296 million was collateralized and available to borrow at March 31, 2009. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $296 million at March 31, 2009. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen to 0.44% below LIBOR with a spread of 1.01% below LIBOR on April 1, 2009.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of March 31, 2009 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$ 1,044,429	$ 1,044,429	$ 916,833
Freddie Mac Credit Facilities	300,000	296,404	296,404
Regions Credit Facility	50,000	43,863	-
Regions Term Loan	38,345	38,345	38,345
Other Borrowings	102,664	102,664	102,664
Total Debt	$ 1,535,438	$ 1,525,705	$ 1,354,246

As of March 31, 2009, we had entered into interest rate swaps totaling a notional amount of $883 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $97 million as of March 31, 2009.  See Note 8 of the Consolidated Financial Statements.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2009 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped (1)	$ 993,139	4.0	5.5%
Tax-free - Fixed Rate or Swapped (1)	37,730	8.0	4.7%
Conventional - Variable Rate (2)	236,331	4.5	1.4%
Tax-free - Variable Rate	4,760	19.2	3.1%
Conventional - Variable Rate - Capped (3)	17,936	3.9	1.4%
Tax-free - Variable Rate - Capped (3)	64,350	2.9	1.4%
Total Debt Outstanding	$ 1,354,246	4.3	4.5%

(1) Maturities on existing swapped balances are calculated using the life of the underlying variable debt.
(2) Includes a $15 million mortgage with an imbedded cap at 7%.
(3) When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

We only have two scheduled refinancings prior to 2011. One is a $38.3 million mortgage with Regions Bank that matured on April 1, 2009. We replaced the Regions debt with mortgages from Freddie Mac which were put in place in the fourth quarter of 2008 and initially used to reduce the FNMA lines of credit until the end of the first quarter of 2009. The other is the $50 million credit facility with a group of banks led by Regions Bank that matures on May 24, 2010.

The following schedule outlines the contractual maturity dates of our outstanding debt as of March 31, 2009 (in thousands):

	Line Limit
	Credit Facilities			Regions
	Fannie Mae	Freddie Mac	Regions	Term Loan	Other	Total
2009	$ -	$ -	$ -	$ 38,345	$ -	$ 38,345
2010	-	-	50,000	-	-	50,000
2011	80,000	100,000	-	-	-	180,000
2012	80,000	-	-	-	-	80,000
2013	203,193	-	-	-	-	203,193
2014	321,236	200,000	-	-	18,831	540,067
2015	120,000	-	-	-	53,367	173,367
Thereafter	240,000	-	-	-	30,466	270,466
Total	$ 1,044,429	$ 300,000	$ 50,000	$ 38,345	$ 102,664	$ 1,535,438

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of March 31, 2009 (in thousands):

	Swap Balances			Temporary	Total
		SIFMA	Fixed Rate	Fixed Rate		Contract
	LIBOR	(formerly BMA)	Balances	Balances (1)	Balance	Rate
2009	$ -	$ -	$ -	$ 65,000	$ 65,000	7.7%
2010	140,000	8,365	-	-	148,365	5.7%
2011	158,000	-	-	-	158,000	5.2%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	18,831	-	162,831	5.7%
2015	75,000	-	38,167	-	113,167	5.6%
Thereafter	-	-	25,706	-	25,706	5.6%
Total	$ 857,000	$ 26,165	$ 82,704	$ 65,000	$ 1,030,869	5.5%

(1) Represents a $65 million fixed rate FNMA borrowing that converts to a variable rate on December 1, 2009.

During the first three months of 2008, Mid-America sold 300,000 shares of common stock through our continuous equity offering program generating net proceeds of approximately $15.5 million. No sales were made through this program during the first three months of 2009.

During the first three months of 2008, Mid-America offered an average 1.5% discount for our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, and issued approximately 120,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $5.6 million in proceeds. During the first three months of 2009, we did not offer a discount through our DRSPP. Approximately 400 shares of common stock were issued through the direct stock purchase feature of this plan during the first quarter of 2009, generating approximately $11,000 in proceeds.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government which has pledged $200 billion of preferred equity to each agency. The Agencies provide credit enhancement for approximately $1.2 billion of our outstanding debt as of March 31, 2009. The Federal Housing Finance Agency, or FHFA, is the appointed conservator of the Agencies, and in a press release dated September 12, 2008, stated that “business will continue as usual at the Enterprises during the conservatorship – this applies to both their single family and multifamily businesses. FHFA recognizes the importance of all aspects of the Enterprises’ multifamily businesses … for a healthy secondary market and housing affordability. In particular, support for multifamily housing finance is central to the Enterprises’ public purpose… As conservator, FHFA expects each Enterprise to continue underwriting and financing sound multifamily business.”

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

For the quarter ended March 31, 2009, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to noncontrolling interests, and dividends paid on common and preferred shares by approximately $1.5 million, as compared to $4.7 million for the same period in 2008. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of March 31, 2009, (dollars in thousands):

Contractual
Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-Term Debt (2)	$ 39,732	$ 1,828	$ 178,333	$ 82,036	$ 161,039	$ 891,278	$ 1,354,246
Fixed Rate or
Swapped Interest (3)	38,404	43,123	35,404	26,403	18,911	29,076	191,321
Operating Lease	12	17	16	9	-	-	54
Total	$ 78,148	$ 44,968	$ 213,753	$ 108,448	$ 179,950	$ 920,354	$ 1,545,621

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2009, Mid-America Multifamily Fund I, LLC owned two properties but did not expect to acquire any additional communities. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 in our 2008 Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date will be for fiscal years beginning after November 15, 2008.  We adopted Statement 157 effective January 1, 2008 and FSP 157-2 effective January 1, 2009. The adoptions did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred.  This will have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted Statement 141R effective January 1, 2009.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interest be a component of net income.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Notes 1 and 3 to the consolidate financial statements describe the effect of our adopting Statement 160 effective January 1, 2009.

On March 19, 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, or Statement 161. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted Statement 161 effective January 1, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or  EPS, under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  We adopted this FSP effective January 1, 2009 and it had a minor impact on our number of shares which did not change net income available for common shareholders per share.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, or EITF 08-5. EITF 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement. EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  We adopted EITF 08-5 effective January 1, 2009.  This EITF will remove the agency credit enhancements from our calculation of the fair market value of our derivative instruments and will materially increase the value represented in the balance sheet.  The impact of this EITF on our Q1 2009 financial position is approximately a $2.0 million increase to the fair market value of our derivative instruments.

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

There have been no material changes in Mid-America’s market risk as disclosed in the 2008 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which is incorporated by reference herein.

Item 4.                      Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The management of Mid-America, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2009, (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended March 31, 2009, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

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

•	conversion of condominiums and single family houses to rental use;
•	job losses resulting from further declines in economic activity;
•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;
•	inability to rent apartments on favorable economic terms;
•	changes in governmental regulations and the related costs of compliance;
•	changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
•	withdrawal of Government support of apartment financing through its financial backing of FNMA or Freddie Mac;
•	an uninsured loss, resulting from a catastrophic storm or act of terrorism;
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

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of March 31, 2009, 90% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the payments to us by our swap counterparties) and the actual interest rate we pay through the Fannie Mae Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our swaps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

Our credit facilities with FNMA and Freddie Mac expire 2011 – 2018, and we anticipate that replacement facilities will be at a higher cost and have less attractive terms.

A change in U.S. government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition.

The U. S. government has committed $200 billion of preferred equity each to FNMA and Freddie Mac, and placed them in conservatorship through the end of 2009. The Treasury Department has recently increased FNMA and Freddie Mac’s portfolio limitation to $900 billion, which at present is required to be reduced on a phased basis beginning in 2010. Through expansion of their off-balance sheet lending products (which form the large majority of our borrowing), we believe that FNMA and Freddie Mac balance sheet limitations will not restrict their support of lending to the multifamily industry and to us in particular. Statements supporting their involvement in apartment lending by the heads of multifamily lending of FNMA, Freddie Mac, and their regulator have recently been reiterated. Should this support change, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the value of the interest rate swaps, and either of these could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

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

At March 31, 2009, we had total debt outstanding of $1.4 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of March 31, 2009, our ratio of debt to undepreciated book value was approximately 51%. Our Board of Directors can modify this policy at any time which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective.

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.2 billion of our outstanding debt as of March 31, 2009. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. In our experience, the FNMA DMBS rate has averaged 7 basis points below LIBOR, and the Freddie Mac Reference Bill rate has averaged 20 basis points below LIBOR, but in the past eighteen months the spreads have increased significantly and have been more volatile than we have historically seen. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic trends, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to loose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

The difference in interest rates between the DMBS and Reference Bill rates and three-month LIBOR, which is a component of the ineffectiveness of the LIBOR-based swaps, flows through interest expense in the current period, and together with the recognized ineffectiveness (which is also an adjustment to current period interest expense), reduces the effectiveness of the swaps.

We also rely on the credit of the counterparties that provide swaps to hedge the interest rate risk on our credit facilities. We use three major banks to provide nearly 80% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our swap providers should suffer a significant downgrade of its credit rating or fail, our swaps may become ineffective, in which case the value of the swap would be adjusted to value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

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

At March 31, 2009, effectively $226 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At March 31, 2009, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at March 31, 2009. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

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

Property insurance limits may be inadequate and deductibles may be excessive in the event of a catastrophic loss or a series of major losses, and may cause a breach of loan covenants.

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

Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own seven communities (of 144 total) which are subject to restrictions on sale, and are required to be exchanged through a 1031b tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

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

Item 6.                 Exhibits.
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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: May 7, 2009	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)