Form 10-Q
period 2009-08-06
MID AMERICA APARTMENT COMMUNITIES INC
filed 2009-08-06
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 20, 2009
Common Stock, $0.01 par value	28,223,575

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008
(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
Assets:
Real estate assets:
Land	$ 243,119	$ 240,426
Buildings and improvements	2,250,935	2,198,063
Furniture, fixtures and equipment	70,511	65,540
Capital improvements in progress	10,568	25,268
	2,575,133	2,529,297
Less accumulated depreciation	(740,383)	(694,054)
	1,834,750	1,835,243

Land held for future development	1,306	1,306
Commercial properties, net	8,527	7,958
Investments in real estate joint ventures	6,572	6,824
Real estate assets, net	1,851,155	1,851,331

Cash and cash equivalents	6,080	9,426
Restricted cash	687	414
Deferred financing costs, net	14,513	15,681
Other assets	14,508	16,840
Goodwill	4,106	4,106
Assets held for sale	13,085	24,157
Total assets	$ 1,904,134	$ 1,921,955

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,323,648	$ 1,323,056
Accounts payable	1,916	1,234
Fair market value of interest rate swaps	54,055	76,961
Accrued expenses and other liabilities	67,568	66,982
Security deposits	8,966	8,705
Liabilities associated with assets held for sale	373	595
Total liabilities	1,456,526	1,477,533

Redeemable stock	1,976	1,805

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$155,000 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
28,224,270 and 28,224,708 shares issued and outstanding at
June 30, 2009, and December 31, 2008, respectively (1)	282	282
Additional paid-in capital	955,267	954,127
Accumulated distributions in excess of net income	(484,312)	(464,617)
Accumulated other comprehensive income	(50,218)	(72,885)
Total Mid-America Apartment Communities, Inc. shareholders' equity	421,081	416,969
Noncontrolling interest	24,551	25,648
Total Equity	445,632	442,617
Total liabilities and equity	$ 1,904,134	$ 1,921,955

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for June 30, 2009 and December 31, 2008, are 53,832 and 48,579, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2009 (Unaudited) and 2008
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues:
Rental revenues	$ 89,723	$ 87,277	$ 179,007	$ 173,874
Other property revenues	4,647	4,098	8,899	8,222
Total property revenues	94,370	91,375	187,906	182,096
Management fee income	63	61	127	89
Total operating revenues	94,433	91,436	188,033	182,185
Property operating expenses:
Personnel	11,962	11,459	23,326	22,602
Building repairs and maintenance	3,287	3,384	6,099	6,368
Real estate taxes and insurance	11,059	11,548	23,043	22,822
Utilities	5,231	4,973	10,739	10,051
Landscaping	2,490	2,258	4,794	4,553
Other operating	4,764	4,268	9,023	8,396
Depreciation	23,818	22,070	47,403	43,986
Total property operating expenses	62,611	59,960	124,427	118,778
Acquisition expenses	107	-	109	-
Property management expenses	4,503	4,387	8,744	8,645
General and administrative expenses	2,686	2,831	5,143	5,751
Income from continuing operations before non-operating items	24,526	24,258	49,610	49,011
Interest and other non-property income	68	116	148	224
Interest expense	(14,472)	(15,035)	(28,701)	(31,240)
Loss on debt extinguishment	(141)	-	(138)	-
Amortization of deferred financing costs	(588)	(486)	(1,194)	(1,114)
Net casualty gains (loss) and other settlement proceeds	-	416	(144)	544
Loss on sale of non-depreciable assets	-	-	-	(3)
Income from continuing operations before
loss from real estate joint ventures	9,393	9,269	19,581	17,422
Loss from real estate joint ventures	(156)	(199)	(352)	(282)
Income from continuing operations	9,237	9,070	19,229	17,140
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	326	148	747	348
Gain (loss) on sale of discontinued operations	1,155	(61)	2,587	(120)
Consolidated net income	10,718	9,157	22,563	17,368
Net income attributable to noncontrolling interests	570	513	1,276	1,045
Net income attributable to Mid-America Apartment Communities, Inc.	10,148	8,644	21,287	16,323
Preferred dividend distributions	3,217	3,217	6,433	6,433
Net income available for common shareholders	$ 6,931	$ 5,427	$ 14,854	$ 9,890

Weighted average shares outstanding (in thousands):
Basic	28,105	26,599	28,095	26,113
Effect of dilutive stock options	79	162	80	166
Diluted	28,184	26,761	28,175	26,279

Net income available for common shareholders	$ 6,931	$ 5,427	$ 14,854	$ 9,890
Discontinued property operations	(1,481)	(87)	(3,334)	(228)
Income from continuing operations available for common shareholders	$ 5,450	$ 5,340	$ 11,520	$ 9,662

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.20	$ 0.20	$ 0.41	$ 0.37
Discontinued property operations	0.05	-	0.12	0.01
Net income available for common shareholders	$ 0.25	$ 0.20	$ 0.53	$ 0.38

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.20	$ 0.20	$ 0.41	$ 0.37
Discontinued property operations	0.05	-	0.12	0.01
Net income available for common shareholders	$ 0.25	$ 0.20	$ 0.53	$ 0.38

Dividends declared per common share	$ 0.615	$ 0.615	$ 1.230	$ 1.230

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 (Unaudited) and 2008
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Consolidated net income	$ 22,563	$ 17,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred financing costs	48,597	45,100
Stock compensation expense	623	380
Stock issued to employee stock ownership plan	-	495
Redeemable stock issued	167	221
Amortization of debt premium	(180)	(887)
Loss from investments in real estate joint ventures	352	320
Loss on debt extinguishment	138	-
Derivative interest expense	616	167
Loss on sale of non-depreciable assets	-	3
(Gain) loss on sale of discontinued operations	(2,587)	120
Gains on disposition within real estate joint ventures	-	(38)
Net casualty loss (gains) and other settlement proceeds	144	(544)
Changes in assets and liabilities:
Restricted cash	(212)	(109)
Other assets	3,522	7,143
Accounts payable	703	453
Accrued expenses and other	(4,108)	3
Security deposits	181	398
Net cash provided by operating activities	70,519	70,593
Cash flows from investing activities:
Purchases of real estate and other assets	(17,729)	(58,293)
Improvements to existing real estate assets	(18,292)	(17,480)
Renovations to existing real estate assets	(4,249)	(8,873)
Development	(3,910)	(13,492)
Distributions from real estate joint ventures	95	1
Contributions to real estate joint ventures	(195)	(6,913)
Proceeds from disposition of real estate assets	14,745	857
Net cash used in investing activities	(29,535)	(104,193)
Cash flows from financing activities:
Net change in credit lines	44,831	3,887
Principal payments on notes payable	(44,059)	(23,793)
Payment of deferred financing costs	(941)	(1,593)
Repurchase of common stock	(669)	(474)
Proceeds from issuances of common shares and units	596	89,715
Distributions to noncontrolling interests	(3,112)	(3,166)
Dividends paid on common shares	(34,543)	(31,758)
Dividends paid on preferred shares	(6,433)	(6,433)
Net cash (used in) provided by financing activities	(44,330)	26,385
Net decrease in cash and cash equivalents	(3,346)	(7,215)
Cash and cash equivalents, beginning of period	9,426	17,192
Cash and cash equivalents, end of period	$ 6,080	$ 9,977

Supplemental disclosure of cash flow information:
Interest paid	$ 27,132	$ 31,334
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$ 4,528	$ 6,218
Interest capitalized	$ 109	$ 328
Marked-to-market adjustment on derivative instruments	$ 23,361	$ 1,976
Reclass of redeemable stock from equity to liabilities	$ -	$ 475

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited) and 2008

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or Mid-America, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of June 30, 2009, we owned or owned interests in a total of 144 multifamily apartment communities comprising 42,390 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, one community comprising 440 apartments identified as held for sale, and two existing communities with expansion development phases comprising 340 apartments. An additional 45 apartments have been identified for and begun construction at one of our development properties, but have not been included in the total above as none of the units had been delivered as of June 30, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2008 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Periodic Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of June 30, 2009, we owned or had an ownership interest in 144 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in our best interest. Our Property Management Group evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           Comprehensive Income and Equity

Total comprehensive income, equity and their components for the six month periods ended June 30, 2009, and 2008, including the effect of adopting Statement of Financial Accounting Standards No. 160, or Statement 160, were as follows (dollars in thousands):

			Mid-America Apartment Communities, Inc. Shareholders Equity
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2008	$ 442,617		$ 62	$ 282	$ 954,127	$ (464,617)	$ (72,885)	$ 25,648
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	553				553
Shares repurchased and retired	(669)				(669)
Exercise of stock options	45				45
Redeemable stock fair market value	(3)					(3)
Adjustment for Noncontrolling Interest Ownership in
operating partnership	-				571			(571)
Amortization of unearned compensation	640				640
Dividends on common stock ($0.615 per share)	(34,546)					(34,546)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(3,112)							(3,112)
Dividends on preferred stock	(6,433)					(6,433)
Comprehensive income:
Net income	22,563	22,563				21,287		1,276
Other comprehensive income -
derivative instruments (cash flow hedges)	23,977	23,977					22,667	1,310
Comprehensive income	46,540	46,540

EQUITY BALANCE JUNE 30, 2009	$ 445,632		$ 62	$ 282	$ 955,267	$ (484,312)	$ (50,218)	$ 24,551

			Mid-America Apartment Communities, Inc. Shareholders Equity
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2007	$ 429,824		$ 62	$ 257	$ 832,511	$ (414,966)	$ (15,664)	$ 27,624
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	91,821			17	91,804
Shares repurchased and retired	(474)				(474)
Exercise of stock options	407				407
Stock issued to employee stock ownership plan	495				495
Shares issued in exchange for units	-				198	-		(198)
Shares issued in exchange from redeemable stock	413				413
Redeemable stock fair market value	(321)					(321)
Adjustment for Noncontrolling Interest Ownership in
operating partnership	-				(4,922)			4,922
Amortization of unearned compensation	330				330
Dividends on common stock ($0.615 per share)	(32,854)					(32,854)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(3,156)							(3,156)
Redemption of preferred stock	-				-	-
Dividends on preferred stock	(6,433)					(6,433)
Comprehensive income:
Net income	17,368	17,368				16,323		1,045
Other comprehensive income -
derivative instruments (cash flow hedges)	1,976	1,976					2,090	(114)
Comprehensive income	19,344	19,344

EQUITY BALANCE JUNE 30, 2008	$ 499,396		$ 62	$ 274	$ 920,762	$ (438,251)	$ (13,574)	$ 30,123

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.           Real Estate Dispositions

On January 15, 2009, we sold the Woodstream apartments, a 304-unit community located in Greensboro, North Carolina.

On May 12, 2009, we sold the Riverhills apartments, a 96-unit community located in Grenada, Mississippi.

5.           Real Estate Acquisitions

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. Throughout the remainder of 2008, we purchased four of the 19 units which had been sold as condominiums. On January 16, 2009, February 18, 2009, and May 11, 2009, we purchased one additional unit each.

On June 12, 2009, we purchased the Sky View Ranch apartments, a 232-unit community located in Gilbert (Phoenix), Arizona.

6.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in July 2008, we entered into marketing contracts to list the 440-unit River Trace apartments in Memphis, Tennessee, the 96-unit Riverhills apartments in Grenada, Mississippi, and the 304-unit Woodstream apartments in Greensboro, North Carolina. The Woodstream apartments were subsequently sold on January 15, 2009, and the Riverhills apartments were sold on May 12, 2009. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, all of these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and six month periods ended June 30, 2009 and 2008, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Rental revenues	$ 783	$ 1,331	$ 1,752	$ 2,663
Other revenues	16	67	53	130
Total revenues	799	1,398	1,805	2,793
Expenses
Property operating expenses	456	790	1,016	1,504
Depreciation	-	350	-	702
Interest expense	17	110	42	239
Total expense	473	1,250	1,058	2,445
Income from discontinued operations before
gain on sale	326	148	747	348
Gain (loss) on sale of discontinued operations	1,155	(61)	2,587	(120)
Income from discontinued operations	$ 1,481	$ 87	$ 3,334	$ 228

7.           Share and Unit Information

On June 30, 2009, 28,224,270 common shares and 2,403,515 operating partnership units were outstanding, representing a total of 30,627,785 shares and units. Additionally, Mid-America had outstanding options for the purchase of 23,507 shares of common stock at June 30, 2009, of which 16,713 were anti-dilutive. At June 30, 2008, 27,482,974 common shares and 2,406,411 operating partnership units were outstanding, representing a total of 29,889,385 shares and units. Additionally, Mid-America had outstanding options for the purchase of 94,688 shares of common stock at June 30, 2008, of which 42,957 were anti-dilutive.

8.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at June 30, 2009 and December 31, 2008, total $147 million and $148 million, respectively, and have estimated fair values of $134 million and $142 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of June 30, 2009 and December 31, 2008. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2009 and December 31, 2008, total $1,176 million and $1,175 million, respectively, and have estimated fair values of $1,045 million and $1,078 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of June 30, 2009 and December 31, 2008.

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

All of our derivative financial instruments are reported at fair value, are represented on the consolidated balance sheet within Other assets, Fair market value of interest rate swaps, and Accrued expenses and other liabilities, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates.  As of June 30, 2009, we have entered into 34 interest rate swaps and 15 interest rate caps with a total notional balance of $883.2 million and $122.3 million, respectively.   As of June 30, 2009, and December 31, 2008 we recorded a liability of approximately $57.7 million and $78.4 million, respectively, to Fair market value of interest rate swaps and Accrued expenses and other liabilities on the consolidated balance sheet.  As of June 30, 2008, we recorded a liability of approximately $18.1 million to Accrued expenses and other liabilities on the consolidated balance sheets.  We also recorded approximately $1.4 million and $0.1 million as of June 30, 2009 and December 31, 2008, respectively, to other assets on the consolidated balance sheets.  The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, respectively.

[

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets as of
June 30, 2009 and December 31, 2008

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$ 1,360	Other assets	$ 51	Accrued expenses and other liabilities	$ 57,651	Fair Market Value of Interest Rate Swaps & Accrued expenses and other liabilities	$ 78,440

Total derivatives designated
as hedging instruments
under Statement 133		$ 1,360		$ 51		$ 57,651		$ 78,440

The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to Accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of June 30, 2009, and 2008, the year-to-date ineffective portion of the hedging transactions reclassified to earnings was a $676,000 increase, and an $114,000 increase, respectively, to interest expense.  The current year increase to interest expense consisted of $83,000 attributable to 2009 interest rate and fair value fluctuations and a $593,000 reclassification from other comprehensive income to interest expense.  The reclassification resulted from the reversal of prior period realized gains between the derivative instrument and the hedged debt transaction.  The table below presents our financial performance of assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
for the Six Months Ended June 30, 2009 and 2008 (dollars in thousands)

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	6/30/2009	6/30/2008		6/30/2009	6/30/2008		6/30/2009	6/30/2008

Interest rate contracts	$ 24,914	$ (367)	Interest Expense	$ (13,915)	$ (4,146)	Interest Expense	$ (568)	$ (94)

Total	$ 24,914	$ (367)		$ (13,915)	$ (4,146)		$ (568)	$ (94)

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

As of June 30, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position is $56.1 million.  Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative instrument contracts require that our credit enhancing party maintain credit ratings above a certain level.  If the credit rating of the credit enhancing party were to fall below these levels, it would trigger additional collateral to be deposited with the counterparty up to 100 percent of the liability position of the derivative contracts. As of June 30, 2009, the total maximum liability was $56.1 million of which our credit enhancing parties would be responsible for posting up to $41.4 million and we would be responsible for posting up to $14.6 million.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P. The following table summarizes the credit ratings that would trigger the credit-risk-related contingent features, along with the combined amount that would be required to post under each credit rating scenario, if triggered, as of June 30, 2009.

Credit Risk Contingency Collateral Requirements
As of June 30, 2009

Credit Rating		Required
Moody's	S&P	Collateral
Aaa	AAA	$ -
Aa1	AA+	$ -
Aa2	AA	$ -
Aa3	AA-	$ -
A1	A+	$ (3,744,144)
A2	A	$ (6,958,580)
A3	A-	$ (47,830,069)
Baa1	BBB+	$ (56,058,055)

Certain of our derivative contracts contain a cross default provision under which a default under certain of our other indebtedness in excess of a threshold amount causes an event of default under the agreement.  Threshold amounts range from $1 million to $75 million.  As of June 30, 2009, the fair value of derivatives containing cross default provisions was in a liability position of $14.3 million.  Following an event of default, a termination event may occur, and we would be required to settle our obligations under the agreements at their termination value of $15.0 million as of June 30, 2009.  Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

In accordance with Statement 157, we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy.  However, we have determined that the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of our own default as well as the default of our counterparties. As of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

 The table below presents Mid-America’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	June 30,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Derivative financial
instruments	$ -	$ -	$ 1,360	$ 1,360
Liabilities
Derivative financial
instruments	$ -	$ -	$ 57,651	$ 57,651

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gain or (Loss)	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2008	Income	Income	Settlements	of Level 3	6/30/2009
Derivative
financial
instruments	$ (78,389)	$ (14,529)	$ 35,847	$ 780	$ -	$ (56,291)

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the period April 1, 2009 to June 30, 2009
 (dollars in thousands)

Unrealized Gains
		Total Gain or (Loss)	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	3/31/2009	Income	Income	Settlements	of Level 3	6/30/2009
Derivative
financial
instruments	$ (74,234)	$ (8,603)	$ 26,066	$ 480	$ -	$ (56,291)

Of the instruments for which Mid-America utilized significant Level 3 inputs to determine fair value and that were still held by Mid-America at June 30, 2009, the unrealized gain for the six months ended June 30, 2009 was $35.8 million. The fair value of these instruments are reported on the balance sheet in Other assets, Fair market value of interest rate swaps, and Accrued expenses and other liabilities, with a corresponding adjustment for the unrealized gains/losses to Accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. We use three major banks to provide approximately 80% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P.  Our interest rate swaps with JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank had liability positions on our Condensed Consolidated Balance Sheets of $5.9 million, $19.3 million and $21.7 million, respectively, as of June 30, 2009.

Both observable and unobservable inputs may be used to determine the fair value of positions that Mid-America has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The fair value estimates presented herein are based on information available to management as of June 30, 2009, and 2008.  These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred.  This will have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted Statement 141R effective January 1, 2009, and the expensing of acquisition costs increased general and administrative expenses by $ 2,000 and $ 107,000 for the three months ending March 31, 2009 and June 30, 2009, respectively. The increased expenses did not change earnings per share.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interests be a component of net income.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted Statement 160 effective January 1, 2009 and the retrospective presentation increased total equity by $30,471,000 at December 31, 2008. The adoption did not change basic or diluted earnings per share for common share holders and its effect on net income and income from continuing operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Increase in:
Income from continuing operations	$540	$484	$1,204	$982
Net income	$570	$513	$1,276	$1,045

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

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, or EITF 08-5. EITF 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement. EITF 08-5 was effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  We adopted EITF 08-5 effective January 1, 2009.  This EITF removed the effect of the agency credit enhancements from our calculation of the fair value of our derivative instruments and materially increased the value represented on the balance sheet.  The impact of this EITF on our financial position upon adoption was approximately a $2.0 million increase to the fair value of our derivative instruments.

In April 2008, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Market Value of Financial Instruments, or FSP FAS 107-1.   FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting.   FSP FAS 107-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or Statement 165.  Statement 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Statement 165 is effective for interim and financial periods ending after June 15, 2009.   Adoption of Statement 165 did not have a material impact on our consolidated financial condition or results of operations taken as a whole.  For the quarterly period ended June 30, 2009, we have considered subsequent events through August 6, 2009, which is the date our consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) or Statement 167.   Statement 167 amends events which would require reconsidering whether an entity is a variable interest entity;  it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities.   Statement 167 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited.   Management does not believe that the adoption of Statement 167 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

10.           Subsequent Events

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. Throughout the remainder of 2008, we purchased four of the 19 units which had been sold as condominiums. During the first six months of 2009 we purchased three more units. Subsequent to the six months ended June 30, 2009, but prior to the filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission, we purchased two additional units.

In June 2009, Mid-America established Mid-America Multifamily Fund II, LLC, or Fund II, a joint venture with private equity. On July 24, 2009, Fund II made its first acquisition and purchased the 294-unit Ansley Village apartments in Macon, Georgia.

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	increasing real estate taxes and insurance costs;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	losses from catastrophes in excess of our insurance coverage;
•	unexpected capital needs;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes;
•	litigation and compliance costs associated with laws requiring access for disabled persons;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to acquire funding through the capital markets;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps;
•	the continuation of the good credit of our interest rate swap and cap providers;
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

Development costs are capitalized in accordance with Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects and Statement No. 34, Capitalization of Interest Cost.

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

In accordance with Statement 144, long-lived assets, such as real estate assets, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Overview of the Three Months Ended June 30, 2009

As anticipated, weaker demand for apartment housing caused our same store revenues to drop by approximately $471,000 in the second quarter of 2009 from the second quarter of 2008 as we reduced pricing on new leases to maintain occupancy. Our same store expenses in the second quarter of 2009 decreased by approximately $357,000 from the same quarter a year ago as we continued to capitalize on operating efficiencies and benefited from a decrease in real estate taxes resulting from reduced negotiated assessments and successful appeals.

Our same store portfolio consists of those properties in our portfolio which have been held and were stabilized for at least 12 months. Communities not included in the same store portfolio would include acquisitions within the last 12 months, communities being developed or in lease-up, and communities undergoing extensive renovations.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three and six month periods ended June 30, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Property revenues for the three months ended June 30, 2009 were approximately $94.4 million, an increase of $3.0 million from the three months ended June 30, 2008 due to (i) a $2.7 million increase in property revenues from the five properties acquired since the first quarter of 2008 and (ii) a $0.6 million increase in property revenues from our development and lease-up communities. These increases were partially offset by a $0.3 million decrease in property revenues from all other communities. The decrease in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 1.3% decrease in average effective rent per unit in the second quarter of 2009 from the second quarter of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2009 were approximately $38.8 million, an increase of approximately $0.9 million from the three months ended June 30, 2008 due primarily to increases in property operating expenses of (i) $1.2 million from the five properties acquired since the first quarter of 2008, and (ii) $0.3 million from our development and lease-up communities. These increases were partially offset by a decrease in property operating expense of $0.6 million from all other communities. The decrease in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by a 6.6% decrease in real estate taxes resulting from reduced negotiated assessments and successful appeals of 2008 values.

Depreciation expense for the three months ended June 30, 2009 was approximately $23.8 million, an increase of approximately $1.7 million from the three months ended June 30, 2008 primarily due to the increases in depreciation expense of (i) $0.9 million from the five properties acquired since the first quarter of 2008, (ii) $0.1 million from our development and lease-up communities, and (iii) $0.9 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.2 million from the expiration of the amortization of intangible lease assets of leases of previously acquired communities.

Property management expenses for the three months ended June 30, 2009 were approximately $4.5 million, a slight increase from the $4.4 million of property management expenses in the first quarter of 2008. General and administrative expenses decreased slightly from $2.8 million for the second quarter of 2008 to $2.7 million for the second quarter of 2009.

Interest expense for the three months ended June 30, 2009 was approximately $14.5 million, a decrease of $0.6 million from the three months ended June 30, 2008. The decrease was primarily related to the decrease in our average cost of debt from 4.86% to 4.39% over the same period.  This decrease in interest expense was partially offset by an increase in our average debt outstanding by approximately $59.2 million from the second quarter of 2008 to the second quarter of 2009. Interest expense during the second quarter of 2009 was also increased by $593,000 related to a reclassification from other comprehensive income resulting from the reversal of prior period realized gains between derivative instruments and their hedged debt transactions.

In the three months ended June 30, 2009, Mid-America benefited from gains of approximately $1.2 million due to the sale of a property. No properties were sold during 2008.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $1.5 million in the second quarter of 2009 from the second quarter of 2008.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Property revenues for the six months ended June 30, 2009 were approximately $187.9 million, an increase of $5.8 million from the six months ended June 30, 2008 due to (i) a $5.9 million increase in property revenues from the six properties acquired during 2008 and 2009, and (ii) a $1.2 million increase in property revenues from our development and lease-up communities. These increases were partially offset by a $1.3 million decrease in property revenues from all other communities. The decrease in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 0.8% decrease in average effective rent per unit in the first six months of 2009 from the first six months of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2009 were approximately $77.0 million, an increase of approximately $2.2 million from the six months ended June 30, 2008 due primarily to increases in property operating expenses of (i) $2.3 million from the six properties acquired during 2008 and 2009, and (ii) $0.5 million from our development and lease-up communities. These increases were partially offset by a decrease in property operating expense of $0.6 million from all other communities. The decrease in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by a $0.4 million decrease in incentive bonuses.

Depreciation expense for the six months ended June 30, 2009 was approximately $47.4 million, an increase of approximately $3.4 million from the six months ended June 30, 2008 primarily due to the increases in depreciation expense of (i) $1.8 million from the six properties acquired during 2008 and 2009, (ii) $0.3 million from our development and lease-up communities, and (iii) $1.7 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.4 million from the expiration of the amortization of intangible lease assets of previously acquired communities.

Property management expenses for the six months ended June 30, 2009 were approximately $8.7 million, a slight increase from the $8.6 million of property management expenses in the first six months of 2008. General and administrative expenses decreased by approximately $0.6 million over this same period to $5.1 million, partially related to lower employee incentives.

Interest expense for the six months ended June 30, 2009 was approximately $28.7 million, a decrease of $2.5 million from the six months ended June 30, 2008. The decrease was primarily related to the decrease in our average cost of debt from 4.99% to 4.35% over the same period.  This decrease in interest expense was partially offset by an increase in our average debt outstanding by approximately $53.0 million from the first six months of 2008 to the first six months of 2009. Interest expense during the first six months of 2009 was also increased by $593,000 related to a reclassification from other comprehensive income resulting from the reversal of prior period realized gains between derivative instruments and their hedged debt transactions.

In the six months ended June 30, 2009, Mid-America benefited from gains of approximately $2.6 million due to the sale of two properties. No properties were sold during 2008.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $5.0 million in the first six months of 2009 from the first six months of 2008.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income attributable to Mid-America Apartment Communities, Inc. (computed in accordance with GAAP), excluding extraordinary items, gains or losses on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition.  Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to net income attributable to Mid-America Apartment Communities, Inc. for the three and six month periods ended June 30, 2009, and 2008 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Net income attributable to Mid-America Apartment Communities, Inc.	$ 10,148	$ 8,644	$ 21,287	$ 16,323
Depreciation of real estate assets	23,293	21,656	46,413	43,265
Net casualty loss (gains) and other settlement proceeds	-	(416)	144	(544)
Gains on dispositions within real estate joint ventures	-	(38)	-	(38)
Depreciation of real estate assets of discontinued operations	-	350	-	702
(Gains) loss on sales of discontinued operations	(1,155)	61	(2,587)	120
Depreciation of real estate assets of real estate joint ventures	185	275	449	370
Preferred dividend distribution	(3,217)	(3,217)	(6,433)	(6,433)
Net income attributable to noncontrolling interests	570	513	1,276	1,045
Funds from operations	$ 29,824	$ 27,828	$ 60,549	$ 54,810

FFO for the three and six month periods ended June 30, 2009 increased primarily as the result of recently acquired properties and reduced interest expense as discussed above in Results of Operations.

Trends

During the first half of 2009, rental demand for apartments was weaker in most of our markets when compared to the first half of 2008. One of the primary drivers of apartment demand is job formation, and the job losses across all of our markets (with the exception of Texas, and to a lesser extent in certain of our secondary markets) impacted apartment demand and pricing. Although job losses in the markets where our properties are located were less than the national average, apartment demand weakened at most of our locations.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the south east and south west regions of the United States, and to allocate a significant part of our assets to secondary markets. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that secondary markets have tended to have less volatility of apartment demand and absorption due to a steadier employment base and less exposure to oversupply, and thus tend to perform better during difficult economic times. At the end of the second quarter, we were invested in over 48 separate markets, and 42% of our gross assets were located in markets that we classify as secondary.

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

Our focus in the quarter was on sustaining occupancy as we entered what we think will continue to be a weaker leasing market for several quarters. By focusing on aggressive efforts to build and sustain traffic, and pricing aggressively, we were largely successful at this, as our same store occupancy ended the second quarter at our highest second quarter level ever.

Overall same store revenues weakened 0.6% compared to the same quarter a year ago. Of our primary markets, Dallas was strongest growing revenues 1.8% on a same store basis, while Jacksonville was weakest with same store revenues declining 2.5%. Of our secondary markets Little Rock was strongest, growing same store revenues 6.7% over the same quarter a year ago, while Panama City was our weakest secondary market with revenues declining 9.4% from the same quarter a year ago.

We believe that the decline in same store revenue will be temporary, and that revenue growth should resume after the economic growth returns and (most importantly) when job growth recommences, which some economists project could be as soon as the second half of 2010. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

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

During the quarter ended June 30, 2009 we continued to have the benefit of lower interest rates resulting from improved market for Fannie Mae and Freddie Mac debt securities. Much of this was due to government action to improve liquidity in the credit markets, and resulted in a lower cost of debt for us. We expect this to continue for much of 2009 as the government expands its efforts in this area, and as a result we are forecasting a continuation of favorable interest rates for the balance of 2009.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased only slightly from $70.6 million for the first six months of 2008 to $70.5 million for the first six months of 2009.

Net cash used in investing activities was approximately $29.5 million during the first six months of 2009 compared $104.2 million during the first six months of 2008, mainly related to acquisition and disposition activity. In the first six months of 2008, Mid-America had total cash outflows of $58.3 million for two wholly owned acquisitions and $6.9 million representing Mid-America’s share of two acquisitions purchased by Mid-America Multifamily Fund I, LLC, or Fund I, Mid-America’s joint venture. This compares to cash outflows of approximately $17.7 million in the first six months of 2009 for the purchase of one wholly owned property and three individual units of a previous acquisition. In the first six months of 2009, Mid-America received a total of approximately $14.7 million from the sale of two properties. No dispositions were made in 2008. Mid-America also spent approximately $9.6 million more on development communities during the first six months of 2008 than in the same period of 2009.

Net cash used in financing activities was approximately $44.3 million for the first six months of 2009, compared to net cash provided by financing activities of approximately $26.4 million during the first six months of 2008. During the first six months of 2008, we received proceeds of approximately $79.5 million from the issuance of shares of common stock through our continuous equity offering program, or CEO, which were used for general corporate business including the pay down of loans and partial financing of acquisitions. No shares were issued through the CEO during the first six months of 2009.

The weighted average interest rate at June 30, 2009 for the $1.3 billion of debt outstanding was 4.5%, compared to the weighted average interest rate of 4.9% on $1.2 billion of debt outstanding at June 30, 2008. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At June 30, 2009, we had secured credit facility relationships with Prudential Mortgage Capital which are credit-enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit-enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility. Together, these credit facilities provided a total line capacity of $1.4 billion and collateralized availability to borrow of nearly all of the $1.4 billion at June 30, 2009. We had total borrowings outstanding under these credit facilities of $1.2 billion at June 30, 2009.

Approximately 69% of our outstanding obligations at June 30, 2009 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.04 billion, all of which was collateralized and available to borrow at June 30, 2009. We had total borrowings outstanding under the FNMA Facilities of approximately $917 million at June 30, 2009. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.795%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent. While we feel this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.  On July 1, 2009 the spread below three-month LIBOR was 0.33%.

Approximately 22% of our outstanding obligations at June 30, 2009 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $296 million was collateralized and available to borrow at June 30, 2009. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $296 million at June 30, 2009. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen to 0.44% below LIBOR. On July 1, 2009 the spread was 0.40% below LIBOR.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of June 30, 2009 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$ 1,044,429	$ 1,044,429	$ 916,833
Freddie Mac Credit Facilities	300,000	296,404	296,404
Regions Credit Facility	50,000	48,700	13,017
Other Borrowings	97,394	97,394	97,394
Total Debt	$ 1,491,823	$ 1,486,927	$ 1,323,648

As of June 30, 2009, we had entered into interest rate swaps totaling a notional amount of $883 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $122 million as of June 30, 2009.  See Note 8 of the Consolidated Financial Statements.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2009 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped (1)	$ 992,789	3.7	5.5%
Tax-free - Fixed Rate or Swapped (1)	37,570	7.7	4.7%
Conventional - Variable Rate (2)	171,003	4.8	1.2%
Conventional - Variable Rate - Capped (3)	57,936	5.2	0.9%
Tax-free - Variable Rate - Capped (3)	64,350	2.7	1.2%
Total Debt Outstanding	$ 1,323,648	4.1	4.5%

(1) Maturities on existing swapped balances are calculated using the life of the underlying variable debt.
(2) Includes a $15 million mortgage with an imbedded cap at 7%.
(3) When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our outstanding debt as of June 30, 2009 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions	Other	Total
2009	$ -	$ -	$ -	$ -	$ -
2010	-	-	50,000	-	50,000
2011	80,000	100,000	-	-	180,000
2012	80,000	-	-	-	80,000
2013	203,193	-	-	-	203,193
2014	321,236	200,000	-	18,677	539,913
2015	120,000	-	-	53,210	173,210
Thereafter	240,000	-	-	25,507	265,507
Total	$ 1,044,429	$ 300,000	$ 50,000	$ 97,394	$ 1,491,823

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of June 30, 2009 (in thousands):

	Swap Balances			Temporary	Total
		SIFMA	Fixed Rate	Fixed Rate		Contract
	LIBOR	(formerly BMA)	Balances	Balances (1)	Balance	Rate
2009	$ -	$ -	$ -	$ 65,000	$ 65,000	7.7%
2010	140,000	8,365	-	-	148,365	5.7%
2011	158,000	-	-	-	158,000	5.2%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	18,677	-	162,677	5.7%
2015	75,000	-	38,010	-	113,010	5.6%
Thereafter	-	-	25,507	-	25,507	5.6%
Total	$ 857,000	$ 26,165	$ 82,194	$ 65,000	$ 1,030,359	5.5%

(1) Represents a $65 million fixed rate FNMA borrowing that converts to a variable rate on December 1, 2009.

During the first six months of 2008, Mid-America sold 1,482,300 shares of common stock through our continuous equity offering program generating net proceeds of approximately $79.5 million. No sales were made through this program during the first six months of 2009.

During the first six months of 2008, Mid-America offered an average 1.5% discount for our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, and issued approximately 242,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $12.0 million in proceeds. During the first six months of 2009, we did not offer a discount through our DRSPP. Approximately 750 shares of common stock were issued through the direct stock purchase feature of this plan during the first six months of 2009, generating approximately $24,000 in proceeds.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government which has pledged $200 billion of preferred equity to each agency. The Agencies provided credit enhancement for approximately $1.2 billion of our outstanding debt as of June 30, 2009. The Federal Housing Finance Agency, or FHFA, is the appointed conservator of the Agencies, and in a press release dated September 12, 2008, stated that “business will continue as usual at the Enterprises during the conservatorship – this applies to both their single family and multifamily businesses. FHFA recognizes the importance of all aspects of the Enterprises’ multifamily businesses … for a healthy secondary market and housing affordability. In particular, support for multifamily housing finance is central to the Enterprises’ public purpose… As conservator, FHFA expects each Enterprise to continue underwriting and financing sound multifamily business.”

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

For the six months ended June 30, 2009, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to noncontrolling interests, and dividends paid on common and preferred shares by approximately $8.1 million, as compared to $11.8 million for the same period in 2008. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of June 30, 2009, (dollars in thousands):

Contractual
Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-Term Debt (2)	$ 878	$ 14,844	$ 178,333	$ 82,036	$ 161,039	$ 886,518	$ 1,323,648
Fixed Rate or
Swapped Interest (3)	25,371	43,123	35,404	26,403	18,911	29,076	178,288
Operating Lease	8	17	16	9	-	-	50
Total	$ 26,257	$ 57,984	$ 213,753	$ 108,448	$ 179,950	$ 915,594	$ 1,501,986

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At June 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2009, Mid-America Multifamily Fund I, LLC owned two properties but did not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2009, Mid-America Multifamily Fund II, LLC did not own any properties, but subsequently acquired its first community on July 24, 2009. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 in our 2008 Annual Report on Form 10-K.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

Mid-America renegotiated our insurance programs effective July 1, 2009. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or Statement 141R. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including acquisition costs which will generally be expensed as incurred.  This will have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted Statement 141R effective January 1, 2009, and the expensing of acquisition costs increased general and administrative expenses by $ 2,000 and $ 107,000 for the three months ending March 31, 2009 and June 30, 2009, respectively. The increased expenses did not change earnings per share.

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or Statement 160. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interest be a component of net income.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted Statement 160 effective January 1, 2009 and the retrospective presentation increased total equity by $30,471,000 at December 31, 2008. The adoption did not change basic or diluted earnings per share for common share holders and its effect on net income and income from continuing operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Increase in:
Income from continuing operations	$540	$484	$1,204	$982
Net income	$570	$513	$1,276	$1,045

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

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, or EITF 08-5. EITF 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement. EITF 08-5 was effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  We adopted EITF 08-5 effective January 1, 2009.  This EITF removed the agency credit enhancements from our calculation of the fair market value of our derivative instruments and materially increased the value represented on the balance sheet.  The impact of this EITF on our financial position upon adoption was approximately a $2.0 million increase to the fair market value of our derivative instruments.

In April 2008, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Market Value of Financial Instruments, or FSP FAS 107-1.   FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting.   FSP FAS 107-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or Statement 165.  Statement 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Statement 165 is effective for interim and financial periods ending after June 15, 2009.   For the quarterly period ended June 30, 2009, we have considered subsequent events through August 6, 2009, which is the date our consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) or Statement 167.   Statement 167 amends events which would require reconsidering whether an entity is a variable interest entity;  it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities.   Statement 167 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited.   Management does not believe that the adoption of Statement 167 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

Item 4.                      Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The management of Mid-America, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Mid-America management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2009, (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended June 30, 2009, there were no changes in Mid-America’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, Mid-America’s internal control over financial reporting.

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

Our ability to generate sufficient cash flow in order to pay common dividends to our shareholders depends on our ability to generate funds from operations in excess of capital expenditure requirements and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors which are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;
•
overbuilding of new apartment units or oversupply of available apartment units in our markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•	conversion of condominiums and single family houses to rental use;
•	job losses resulting from further declines in economic activity;
•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;
•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;
•	changes in governmental regulations and the related costs of compliance;
•	changes in tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
•	withdrawal of Government support of apartment financing through its financial backing of FNMA or Freddie Mac;
•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;
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

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of June 30, 2009, 92% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the payments to us by our swap counterparties) and the actual interest rate we pay through the Fannie Mae Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our swaps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

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

A change in the value of our assets could cause us to experience a cash shortfall, be in default of our loan covenants, or incur a charge for the impairment of assets.

Mid-America borrows on a secured basis from FNMA, Freddie Mac, and Regions Bank. A significant reduction in value could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse affect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT.

At June 30, 2009, we had total debt outstanding of $1.3 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of June 30, 2009, our ratio of debt to undepreciated book value was approximately 50%. Our Board of Directors can modify this policy at any time which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective.

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.2 billion of our outstanding debt as of June 30, 2009. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 44 basis points below the associated LIBOR rate, but in the past twenty-one months the spreads increased significantly before recently contracting closer to more normal levels, and have been more volatile than we have historically seen. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic levels, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to loose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

The difference in interest rates between the DMBS and Reference Bill rates and three-month LIBOR, which is a component of the ineffectiveness of the LIBOR-based swaps, flows through interest expense in the current period, and together with the recognized ineffectiveness (which is also an adjustment to current period interest expense), reduces the effectiveness of the swaps.

We also rely on the credit of the counterparties that provide swaps to hedge the interest rate risk on our credit facilities. We use three major banks to provide nearly 87% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our swap providers should suffer a significant downgrade of its credit rating or fail, our swaps may become ineffective, in which case the value of the swap would be adjusted to value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

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

At June 30, 2009, effectively $171 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At June 30, 2009, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at June 30, 2009. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

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
None.

Item 3.                 Defaults Upon Senior Securities.
None.

Item 4.                 Submission of Matters to a Vote of Security Holders.
The annual meeting of shareholders of Mid-America Apartment Communities, Inc. was held on May 28, 2009.

Nominees H. Eric Bolton, Jr., Alan B. Graf, Jr., John S. Grinalds, Ralph Horn, and Simon R.C. Wadsworth were elected to serve as directors by a plurality of votes cast at the meeting. Shares on this proposal were voted as follows:

	For	Withheld
H. Eric Bolton, Jr.	26,049,602	309,231
Alan B. Graf, Jr.	25,545,933	812,900
John S. Grinalds	26,082,517	276,316
Ralph Horn	25,445,673	913,159
Simon R.C. Wadsworth	25,474,068	884,764

Ernst & Young LLP was ratified as our independent registered public accounting firm for the 2009 fiscal year by a majority of the shares represented at the meeting. Shares on this proposal were voted as follows:

For	26,260,286
Against	74,351
Abstain	24,194

Item 5.                 Other Information.
None.

Item 6.                 Exhibits.
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: August 6, 2009	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)