Form 10-Q
period 2009-11-05
MID AMERICA APARTMENT COMMUNITIES INC
filed 2009-11-05
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at October 20, 2009
Common Stock, $0.01 par value	28,857,861

MID-AMERICA APARTMENT COMMUNITIES, INC.

TABLE OF CONTENTS
		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited).	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited).	4
	Notes to Condensed Consolidated Financial Statements (Unaudited).	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4.	Controls and Procedures.	29
Item 4T.	Controls and Procedures.	29
Item 5.	Other Information

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	36
Item 4.	Submission of Matters to a Vote of Security Holders.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	37
	Signatures	38

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008
(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
Assets:
Real estate assets:
Land	$ 243,147	$ 240,426
Buildings and improvements	2,262,685	2,198,063
Furniture, fixtures and equipment	72,585	65,540
Capital improvements in progress	10,386	25,268
	2,588,803	2,529,297
Less accumulated depreciation	(763,949)	(694,054)
	1,824,854	1,835,243

Land held for future development	1,306	1,306
Commercial properties, net	8,764	7,958
Investments in real estate joint ventures	8,805	6,824
Real estate assets, net	1,843,729	1,851,331

Cash and cash equivalents	16,489	9,426
Restricted cash	1,101	414
Deferred financing costs, net	13,943	15,681
Other assets	19,311	16,840
Goodwill	4,106	4,106
Assets held for sale	13,193	24,157
Total assets	$ 1,911,872	$ 1,921,955

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$ 1,314,157	$ 1,323,056
Accounts payable	1,175	1,234
Fair market value of interest rate swaps	58,981	76,961
Accrued expenses and other liabilities	76,459	66,982
Security deposits	8,758	8,705
Liabilities associated with assets held for sale	304	595
Total liabilities	1,459,834	1,477,533

Redeemable stock	2,523	1,805

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized,
$155,000 or $25 per share liquidation preference;
8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000
shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
28,835,783 and 28,224,708 shares issued and outstanding at
September 30, 2009, and December 31, 2008, respectively (1)	288	282
Additional paid-in capital	979,260	954,127
Accumulated distributions in excess of net income	(499,040)	(464,617)
Accumulated other comprehensive income	(55,090)	(72,885)
Total Mid-America Apartment Communities, Inc. shareholders' equity	425,480	416,969
Noncontrolling interest	24,035	25,648
Total Equity	449,515	442,617
Total liabilities and equity	$ 1,911,872	$ 1,921,955

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet.
The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2009 and December 31, 2008, are 55,900 and 48,579, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues:
Rental revenues	$ 89,903	$ 89,344	$ 268,910	$ 263,218
Other property revenues	4,543	4,390	13,442	12,612
Total property revenues	94,446	93,734	282,352	275,830
Management fee income	78	58	205	147
Total operating revenues	94,524	93,792	282,557	275,977
Property operating expenses:
Personnel	12,244	12,021	35,570	34,623
Building repairs and maintenance	4,310	4,158	10,409	10,526
Real estate taxes and insurance	11,368	11,265	34,411	34,087
Utilities	6,135	6,196	16,874	16,247
Landscaping	2,451	2,287	7,245	6,840
Other operating	5,154	5,034	14,177	13,430
Depreciation	23,913	22,559	71,316	66,545
Total property operating expenses	65,575	63,520	190,002	182,298
Acquisition expenses	30	-	139	-
Property management expenses	4,007	4,230	12,751	12,875
General and administrative expenses	3,163	2,996	8,306	8,747
Income from continuing operations before non-operating items	21,749	23,046	71,359	72,057
Interest and other non-property income	161	115	309	339
Interest expense	(14,371)	(15,039)	(43,072)	(46,279)
Loss on debt extinguishment	(2)	(3)	(140)	(3)
Amortization of deferred financing costs	(587)	(586)	(1,781)	(1,700)
Net casualty loss and other settlement proceeds	(109)	(1,131)	(253)	(587)
Gain (loss) on sale of non-depreciable assets	1	-	1	(3)
Income from continuing operations before
loss from real estate joint ventures	6,842	6,402	26,423	23,824
Loss from real estate joint ventures	(288)	(274)	(640)	(556)
Income from continuing operations	6,554	6,128	25,783	23,268
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	311	386	1,058	734
Gain (loss) on sale of discontinued operations	13	-	2,600	(120)
Consolidated net income	6,878	6,514	29,441	23,882
Net income attributable to noncontrolling interests	260	321	1,536	1,366
Net income attributable to Mid-America Apartment Communities, Inc.	6,618	6,193	27,905	22,516
Preferred dividend distributions	3,216	3,216	9,649	9,649
Net income available for common shareholders	$ 3,402	$ 2,977	$ 18,256	$ 12,867

Weighted average shares outstanding (in thousands):
Basic	28,364	27,474	28,186	26,570
Effect of dilutive securities	77	123	6	151
Diluted	28,441	27,597	28,192	26,721

Net income available for common shareholders	$ 3,402	$ 2,977	$ 18,256	$ 12,867
Discontinued property operations	(324)	(386)	(3,658)	(614)
Income from continuing operations available for common shareholders	$ 3,078	$ 2,591	$ 14,598	$ 12,253

Earnings per share - basic:
Income from continuing operations
available for common shareholders	$ 0.11	$ 0.09	$ 0.51	$ 0.46
Discontinued property operations	0.01	0.02	0.13	0.02
Net income available for common shareholders	$ 0.12	$ 0.11	$ 0.64	$ 0.48

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$ 0.11	$ 0.09	$ 0.51	$ 0.46
Discontinued property operations	0.01	0.02	0.13	0.02
Net income available for common shareholders	$ 0.12	$ 0.11	$ 0.64	$ 0.48

Dividends declared per common share	$ 0.615	$ 0.615	$ 1.845	$ 1.845

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 (Unaudited) and 2008 (Unaudited)
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Consolidated net income	$29,441	$23,882
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of deferred financing costs	73,097	68,073
Stock compensation expense	939	704
Stock issued to employee stock ownership plan	-	743
Compensation expense/redeemable stock issued	253	323
Amortization of debt premium	(270)	(1,320)
Loss from investments in real estate joint ventures	640	594
Loss on debt extinguishment	140	3
Ineffectiveness of derivative contracts	685	189
(Gain) loss on sale of non-depreciable assets	(1)	3
(Gain) loss on sale of discontinued operations	(2,600)	120
Gains on disposition within real estate joint ventures	-	(38)
Net casualty loss and other settlement proceeds	253	587
Changes in assets and liabilities:
Restricted cash	(626)	(614)
Other assets	(616)	2,070
Accounts payable	(63)	1,381
Accrued expenses and other	6,431	9,196
Security deposits	(32)	610
Net cash provided by operating activities	107,671	106,506
Cash flows from investing activities:
Purchases of real estate and other assets	(17,949)	(156,088)
Improvements to existing real estate assets	(30,911)	(29,484)
Renovations to existing real estate assets	(6,004)	(14,402)
Development	(5,340)	(19,075)
Distributions from real estate joint ventures	108	1
Contributions to real estate joint ventures	(2,729)	(7,352)
Proceeds from disposition of real estate assets	14,372	1,371
Net cash used in investing activities	(48,453)	(225,029)
Cash flows from financing activities:
Net change in credit lines	35,694	177,150
Principal payments on notes payable	(44,323)	(84,250)
Payment of deferred financing costs	(1,933)	(2,182)
Repurchase of common stock	(833)	(644)
Proceeds from issuances of common shares and units	25,329	117,885
Distributions to noncontrolling interests	(4,604)	(4,740)
Dividends paid on common shares	(51,836)	(48,570)
Dividends paid on preferred shares	(9,649)	(9,649)
Net cash (used in) provided by financing activities	(52,155)	145,000
Net increase in cash and cash equivalents	7,063	26,477
Cash and cash equivalents, beginning of period	9,426	17,192
Cash and cash equivalents, end of period	$16,489	$43,669

Supplemental disclosure of cash flow information:
Interest paid	$41,054	$47,223
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$2,476	$4,917
Interest capitalized	$173	$596
Marked-to-market adjustment on derivative instruments	$18,229	$(2,818)
Reclass of redeemable stock from equity to liabilities	$-	$477

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited) and 2008 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or Mid-America, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of September 30, 2009, we owned or owned interests in a total of 145 multifamily apartment communities comprising 42,687 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, one community comprising 294 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC, one community comprising 440 apartments identified as held for sale, and two existing communities with expansion development phases comprising 340 apartments. An additional 45 apartments have been identified for and begun construction at one of our development properties, but have not been included in the total above as none of the units had been delivered as of September 30, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2008 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed on February 24, 2009 as updated by our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of September 30, 2009, we owned or had an ownership interest in 145 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in our best interest. Our property management group evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is the acquisition and operation of the multifamily communities owned.

3.           Comprehensive Income and Equity

Total comprehensive income, equity and their components for the nine month periods ended September 30, 2009, and 2008, were as follows (dollars in thousands, except per share and per unit data):

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2008	$ 442,617		$ 62	$ 282	$ 954,127	$ (464,617)	$ (72,885)	$ 25,648
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	25,286			6	25,280
Shares repurchased and retired	(833)				(833)
Exercise of stock options	45				45
Shares issued in exchange for units	-				196			(196)
Redeemable stock fair market value	(464)					(464)
Adjustment for Noncontrolling Interest Ownership in
operating partnership	-				(521)			521
Amortization of unearned compensation	966				966
Dividends on common stock ($0.615 per share)	(52,215)					(52,215)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(4,593)							(4,593)
Dividends on preferred stock	(9,649)					(9,649)
Comprehensive income:
Net income	29,441	29,441				27,905		1,536
Other comprehensive income -
derivative instruments (cash flow hedges)	18,914	18,914					17,795	1,119
Comprehensive income	48,355	48,355

EQUITY BALANCE SEPTEMBER 30, 2009	$ 449,515		$ 62	$ 288	$ 979,260	$ (499,040)	$ (55,090)	$ 24,035

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2007	$ 429,824		$ 62	$ 257	$ 832,511	$ (414,966)	$ (15,664)	$ 27,624
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	118,513			23	118,490
Shares repurchased and retired	(644)				(644)
Exercise of stock options	1,849				1,849
Stock issued to employee stock ownership plan	743				743
Shares issued in exchange for units	-				198	-		(198)
Shares issued in exchange for redeemable stock	413				413
Redeemable stock fair market value	(232)					(232)
Adjustment for Noncontrolling Interest Ownership in
operating partnership	-				(6,302)			6,302
Amortization of unearned compensation	665				665
Dividends on common stock ($0.615 per share)	(50,089)					(50,089)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(4,729)							(4,729)
Redemption of preferred stock	-				-	-
Dividends on preferred stock	(9,649)					(9,649)
Comprehensive income:
Net income	23,882	23,882				22,516		1,366
Other comprehensive income -
derivative instruments (cash flow hedges)	(2,721)	(2,721)					(2,376)	(345)
Comprehensive income	21,161	21,161

EQUITY BALANCE SEPTEMBER 30, 2008	$ 507,825		$ 62	$ 280	$ 947,923	$ (452,420)	$ (18,040)	$ 30,020

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

5.           Real Estate Acquisitions

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. Throughout the remainder of 2008, we purchased four of the 19 units that had been sold as condominiums. On January 16, 2009, February 18, 2009, May 11, 2009 and July 22, 2009, we purchased one additional unit each. On July 28, 2009, we purchased two additional Village Oaks units.

On June 12, 2009, we purchased the Sky View Ranch apartments, a 232-unit community located in Gilbert, Arizona, a suburb of Phoenix.

In June 2009, Mid-America established Mid-America Multifamily Fund II, LLC, or Fund II, a joint venture with private equity. On July 24, 2009, Fund II made its first acquisition and purchased the 294-unit Ansley Village apartments in Macon, Georgia.

6.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in July 2008, we entered into marketing contracts to list the 440-unit River Trace apartments in Memphis, Tennessee, the 96-unit Riverhills apartments in Grenada, Mississippi, and the 304-unit Woodstream apartments in Greensboro, North Carolina. The Woodstream apartments were subsequently sold on January 15, 2009, and the Riverhills apartments were sold on May 12, 2009. In accordance with accounting standards governing the disposal of long lived assets, all of these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and nine month periods ended September 30, 2009 and 2008, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental revenues	$ 728	$ 1,356	$ 2,480	$ 4,019
Other revenues	48	73	101	203
Total revenues	776	1,429	2,581	4,222
Expenses
Property operating expenses	449	896	1,465	2,400
Depreciation	-	4	-	706
Interest expense	16	143	58	382
Total expense	465	1,043	1,523	3,488
Income from discontinued operations before
gain on sale	311	386	1,058	734
Gain (loss) on sale of discontinued operations	13	-	2,600	(120)
Income from discontinued operations	$ 324	$ 386	$ 3,658	$ 614

7.           Share and Unit Information

On September 30, 2009, 28,835,783 common shares and 2,386,188 operating partnership units were outstanding, representing a total of 31,221,971 shares and units. Additionally, Mid-America had outstanding options for the purchase of 23,507 shares of common stock at September 30, 2009, of which 14,348 were anti-dilutive. At September 30, 2008, 28,089,334 common shares and 2,406,411 operating partnership units were outstanding, representing a total of 30,495,745 shares and units. Additionally, Mid-America had outstanding options for the purchase of 26,182 shares of common stock at September 30, 2008, of which 13,525 were anti-dilutive.

During August and September of 2009, we issued a total of 591,000 shares of common stock through at-the-market offerings or negotiated transactions for net proceeds of $24.6 million under our existing controlled equity offering program.

8.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at September 30, 2009 and December 31, 2008, total $147 million and $148 million, respectively, and have estimated fair values of $141 million and $142 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of September 30, 2009 and December 31, 2008. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2009 and December 31, 2008, total $1,167 million and $1,175 million, respectively, and have estimated fair values of $1,054 million and $1,078 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of September 30, 2009 and December 31, 2008.

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

We utilize derivative financial instruments that can be designated as cash flow hedges and which are expected to be highly effective in reducing the interest rate risk exposure that they are designed to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Instruments that meet the criteria qualifying for hedge accounting treatment are formally designated as hedging instruments at the inception of the derivative contract.  We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions.  We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

All of our derivative financial instruments are reported at fair value, are represented on the consolidated balance sheet within Other assets, Fair market value of interest rate swaps, and Accrued expenses and other liabilities, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates.  As of September 30, 2009, we have entered into 34 interest rate swaps and 16 interest rate caps with a total notional balance of $883.2 million and $147.3 million, respectively.   As of September 30, 2009, and December 31, 2008, we recorded a liability for derivatives of approximately $63.0 million and $78.4 million, respectively, to Fair market value of interest rate swaps on the consolidated balance sheet.  We also recorded approximately $2.1 million and $0.1 million as of September 30, 2009 and December 31, 2008, respectively, to Other assets on the consolidated balance sheets.  The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, respectively.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets as of
September 30, 2009 and December 31, 2008

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$2,129	Other assets	$51	Fair Market Value of Interest Rate Swaps & Accrued expenses and other liabilities	$63,022	Fair Market Value of Interest Rate Swaps & Accrued expenses and other liabilities	$78,440

Total derivatives designated
as hedging instruments		$2,129		$51		$63,022		$78,440

The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to Accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of September 30, 2009, and 2008, the year-to-date ineffective portion of the hedging transactions reclassified to earnings was a $744,000 increase, and a $97,000 increase, respectively, to interest expense.  The current year increase to interest expense consisted of $151,000 attributable to 2009 interest rate and fair value fluctuations and a $593,000 reclassification from other comprehensive income to interest expense.  The reclassification resulted from the reversal of prior period realized gains between the derivative instrument and the hedged debt transaction.  The table below presents our financial performance of assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
for the Nine Months Ended September 30, 2009 and 2008 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	9/30/2009	9/30/2008		9/30/2009	9/30/2008		9/30/2009	9/30/2008

Interest rate contracts	$ 19,783	$ (4,921)	Interest Expense	$ (22,600)	$ (7,736)	Interest Expense	$ (635)	$ (57)

Total	$ 19,783	$ (4,921)		$ (22,600)	$ (7,736)		$ (635)	$ (57)

If it becomes probable that the underlying hedged forecasted debt transactions will not occur, or if a derivative contract no longer qualifies for hedge accounting or is terminated, all future changes in the fair value of the derivative contract are marked-to-market with changes in value included in net income for each period until the derivative instrument matures, is settled, or is re-designated.  If the hedged forecasted debt transaction becomes probable of not occurring, amounts previously deferred in accumulated other comprehensive income will immediately be reclassified to net income. If the hedged forecasted debt transaction remains probable to occur, these same previously deferred amounts will be amortized over the remaining hedged forecasted debt transactions.

As of September 30, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position is $61.7 million.  Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative instrument contracts require that our credit enhancing party maintain credit ratings above a certain level.  If the credit rating of the credit enhancing party were to fall below these levels, it would trigger additional collateral to be deposited with the counterparty up to 100 percent of the liability position of the derivative contracts. As of September 30, 2009, the total maximum liability was $61.7 million of which our credit enhancing parties would be responsible for posting up to $35.6 million and we would be responsible for posting up to $26.1 million. If our credit enhancing parties are unwilling or unable to post their portion, we could be required to post the full collateral amount. Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P. The following table summarizes the credit ratings that would trigger the credit-risk-related contingent features, along with the combined amount that would be required to post under each credit rating scenario, if triggered, as of September 30, 2009.

As of September 30, 2009

Credit Rating		Required
Moody's	S&P	Collateral
Aaa	AAA	$-
Aa1	AA+	$-
Aa2	AA	$-
Aa3	AA-	$-
A1	A+	$(3,757,305)
A2	A	$(8,585,151)
A3	A-	$(51,934,692)
Baa1	BBB+	$(61,689,787)

Certain of our derivative contracts contain a cross default provision under which a default under certain of our other indebtedness in excess of a threshold amount causes an event of default under the agreement.  Threshold amounts range from $1 million to $75 million.  As of September 30, 2009, the fair value of derivatives containing cross default provisions was in a liability position of $16.8 million.  Following an event of default, a termination event may occur, and we would be required to settle our obligations under the agreements at their termination value of $17.6 million as of September 30, 2009.  Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

In accordance with accounting standards for determining fair values, we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy.  However, we have determined that the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of our own default as well as the default of our counterparties. As of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

The table below presents Mid-America’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(dollars in thousands)

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant	Balance at
	Assets and	Observable	Unobservable	September 30,
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Derivative financial
instruments	$ -	$ -	$ 2,129	$ 2,129
Liabilities
Derivative financial
instruments	$ -	$ -	$ 63,022	$ 63,022

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis at September 30, 2009
(dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gain or (Loss)	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	12/31/2008	Income	Income	Settlements	of Level 3	9/30/2009
Derivative
financial
instruments	$ (78,389)	$ (23,282)	$ 39,023	$ 1,755	$ -	$ (60,893)

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the period July 1, 2009 to September 30, 2009
 (dollars in thousands)

Total Realized and
Unrealized Gains
		Total Gain or (Loss)	Included in Other	Purchases,	Net Transfers
	Balance at	Included in	Comprehensive	Issuances and	In and/or Out	Balance at
	6/30/2009	Income	Income	Settlements	of Level 3	9/30/2009
Derivative
financial
instruments	$ (56,291)	$ (8,753)	$ 3,176	$ 975	$ -	$ (60,893)

Of the instruments for which Mid-America utilized significant Level 3 inputs to determine fair value and that were still held by Mid-America at September 30, 2009, the unrealized gain for the nine months ended September 30, 2009 was $38.9 million. The fair value of these instruments are reported on the balance sheet in Other assets, Fair market value of interest rate swaps, and Accrued expenses and other liabilities, with a corresponding adjustment for the unrealized gains/losses to Accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. We use three major banks to provide approximately 80% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P.  Our interest rate swaps with JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank had liability positions on our Condensed Consolidated Balance Sheets of $6.0 million, $21.5 million and $23.7 million, respectively, as of September 30, 2009.

Both observable and unobservable inputs may be used to determine the fair value of positions that Mid-America has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The fair value estimates presented herein are based on information available to management as of September 30, 2009, and 2008.  These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize.

9.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued  ASC 105-10, Generally Accepted Accounting Principles – Overall which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  ASC 820-10-65-1 delays the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date was for fiscal years beginning after November 15, 2008.  We adopted ASC 820 effective January 1, 2008 and ASC 820-10-65-1 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB revised ASC 805, Business Combinations. The ASC 805 revision significantly changes the accounting for business combinations. The ASC 805 revision requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The ASC 805 revision changes the accounting treatment for certain specific items, including acquisition costs, which will generally be expensed as incurred. This could have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements. The ASC 805 revision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the ASC 805 revision effective January 1, 2009, and the expensed acquisition costs increased general and administrative expenses by $30,000 and $139,000 for the three and nine months ended September 30, 2009, respectively. The increased expenses did not change earnings per share.

On December 4, 2007, the FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  ASC 810-10-65 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interests be a component of net income. ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted ASC 810-10-65 effective January 1, 2009 and the retrospective presentation increased total equity by $30,471,000 at December 31, 2008. The adoption did not change basic or diluted earnings per share for common share holders and its effect on net income and income from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Increase in:
Income from continuing operations	$250	$305	$1,456	$1,288
Net income	$260	$321	$1,536	$1,366

On March 19, 2008, the FASB issued  ASC 815-10-65, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. ASC 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under accounting standards for derivative instruments and hedging activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  ASC 815-10-65 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815-10-65 effective January 1, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In June 2008, the FASB issued ASC 260-10-65, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method of computing earnings per share. ASC 260-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this standard. We adopted ASC 260-10-65 effective January 1, 2009 and it had a minor impact on our number of shares. The change in our number of shares decreased net income available for common shareholders by $0.01 per share for the nine months ended September 30, 2009 and did not change net income available for common shareholders per share for any other period.

In September 2008, the FASB ratified ASC 820-10-65-3, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. This accounting standard requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement.  ASC 820-10-65-3 was effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. We adopted this accounting standard effective January 1, 2009. This accounting standard removed the effect of the agency credit enhancements from our calculation of the fair value of our derivative instruments and materially increased the value represented on the balance sheet. The impact of ASC 820-10-65-3 on our financial position upon adoption was approximately a $2.0 million increase to the fair value of our derivative instruments.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments. ASC 825-10-65-1 extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events, which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for interim and financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on our consolidated financial condition or results of operations taken as a whole. For the quarter ended September 30, 2009, we have considered subsequent events through November 5, 2009, which is the date our consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167 amends events which would require reconsidering whether an entity is a variable interest entity; it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities.   Statement 167 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited. Management does not believe that the adoption of Statement 167 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

10.           Subsequent Events

On October 9, 2009, we purchased the Park Crest at Innisbrook apartments, a 432-unit community located in Palm Harbor, Florida, a suburb of Tampa.

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. Throughout the remainder of 2008, we purchased four of the 19 units which had been sold as condominiums. During the first nine months of 2009 we purchased six more units. Subsequent to the nine months ended September 30, 2009, but prior to the filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission, we purchased one additional unit.

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

Mid-America records all gains and losses on real estate in accordance with accounting standards governing the sale of real estate.

Capitalization of expenditures and depreciation of assets

We carry real estate assets at depreciated cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 6 months for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

Development costs are capitalized in accordance with accounting standards for costs and initial rental operations of real estate projects and standards for the capitalization of interest cost.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal on long-lived assets and evaluates its goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of derivative financial instruments

We utilize certain derivative financial instruments, primarily interest rate swaps and caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

In order for a derivative contract to be designated as a hedging instrument, the relationship between the hedging instrument and the hedged item must be highly effective. While our calculation of hedge effectiveness contains some subjective determinations, the historical correlation of the hedging instruments and the underlying hedge are measured by us before entering into the hedging relationship and have been found to be highly correlated.

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

Overview of the Three Months Ended September 30, 2009

As anticipated, weaker demand for apartment housing caused our same store revenues to drop by approximately $1.4 million in the third quarter of 2009 from the third quarter of 2008 as we reduced pricing on new leases to maintain occupancy. Our same store expenses in the second quarter of 2009 decreased by approximately $471,000 from the same quarter a year ago as we continued to capitalize on operating efficiencies from improved new asset management programs and lower resident turnover, and benefited from a decrease in real estate taxes resulting from reduced negotiated assessments and successful appeals.

Our same store portfolio consists of those properties in our portfolio which have been held and were stabilized for at least 12 months. Communities not included in the same store portfolio would include acquisitions within the last 12 months, communities being developed or in lease-up, and communities undergoing extensive renovations.

We also experienced a decrease in interest expense during the third quarter of 2009 from the third quarter of 2008, due both to a decrease in our average borrowings and the continued favorable interest rate environment.

The following is a discussion of the consolidated financial condition and results of operations of Mid-America for the three and nine month periods ended September 30, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Property revenues for the three months ended September 30, 2009 were approximately $94.4 million, an increase of $0.7 million from the three months ended September 30, 2008 due to (i) a $1.6 million increase in property revenues from the four properties acquired since the second quarter of 2008, and (ii) a $0.7 million increase in property revenues from our development and lease-up communities. These increases were partially offset by a $1.6 million decrease in property revenues from all other communities. The decrease in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 2.9% decrease in average effective rent per unit in the third quarter of 2009 from the third quarter of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended September 30, 2009 were approximately $41.7 million, an increase of approximately $0.7 million from the three months ended September 30, 2008 due primarily to increases in property operating expenses of (i) $0.8 million from the four properties acquired since the second quarter of 2008, and (ii) $0.2 million from our development and lease-up communities. These increases were partially offset by a decrease in property operating expense of $0.3 million from all other communities. The decrease in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by a reduction in turnover expenses resulting from moveouts which decreased 5.5% and a 3.4% decrease in real estate taxes resulting from reduced negotiated assessments and successful appeals of 2008 values.

Depreciation expense for the three months ended September 30, 2009 was approximately $23.9 million, an increase of approximately $1.4 million from the three months ended September 30, 2008 primarily due to the increases in depreciation expense of (i) $0.7 million from the four properties acquired since the second quarter of 2008, (ii) $0.2 million from our development and lease-up communities, and (iii) $0.9 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.4 million from the expiration of the amortization of intangible lease assets of leases of previously acquired communities.

Property management expenses for the three months ended September 30, 2009 were approximately $4.0 million, a slight decrease from the $4.2 million of property management expenses in the third quarter of 2008, primarily related to a decrease in realized franchise and excise tax obligations. General and administrative expenses increased slightly from $3.0 million for the third quarter of 2008 to $3.2 million for the third quarter of 2009, primarily as a result of increased incentive bonuses.

Interest expense for the three months ended September 30, 2009 was approximately $14.4 million, a decrease of $0.7 million from the three months ended September 30, 2008. The decrease was primarily related to the decrease in our average cost of debt from 4.69% to 4.35% over the same period, along with a drop in our average debt outstanding from the three months ended September 30, 2008 to the three months ended September 30, 2009 of approximately $9.2 million.

In the three months ended September 30, 2008, we experienced $1.1 million of net casualty losses, $0.9 million of which was related to Hurricane Ike. In the three months ended September 30, 2009, we booked approximately $0.1 million of net casualty losses.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $0.4 million in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Property revenues for the nine months ended September 30, 2009 were approximately $282.4 million, an increase of $6.5 million from the nine months ended September 30, 2008 due to (i) a $7.6 million increase in property revenues from the six properties acquired during 2008 and 2009, and (ii) a $1.9 million increase in property revenues from our development and lease-up communities. These increases were partially offset by a $3.0 million decrease in property revenues from all other communities. The decrease in property revenues from all other communities was generated primarily by our same store portfolio and was driven by a 1.5% decrease in average effective rent per unit in the first nine months of 2009 from the first nine months of 2008.

Property operating expenses include costs for property personnel, property bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the nine months ended September 30, 2009 were approximately $118.7 million, an increase of approximately $2.9 million from the nine months ended September 30, 2008 due primarily to increases in property operating expenses of (i) $3.0 million from the six properties acquired during 2008 and 2009, and (ii) $0.8 million from our development and lease-up communities. These increases were partially offset by a decrease in property operating expense of $0.9 million from all other communities. The decrease in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by decreases in incentive bonuses, real estate taxes resulting from reduced negotiated assessments and successful appeals of 2008 values and reduced insurance rates.

Depreciation expense for the nine months ended September 30, 2009 was approximately $71.3 million, an increase of approximately $4.8 million from the nine months ended September 30, 2008 primarily due to the increases in depreciation expense of (i) $2.2 million from the six properties acquired during 2008 and 2009, (ii) $0.6 million from our development and lease-up communities, and (iii) $2.7 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business. These increases were partially offset by a decrease in depreciation expense of $0.7 million from the expiration of the amortization of intangible lease assets of previously acquired communities.

Property management expenses for the nine months ended September 30, 2009 were approximately $12.8 million, a slight decrease from the $12.9 million of property management expenses in the first nine months of 2008. General and administrative expenses decreased by approximately $0.4 million over this same period to $8.3 million, partially related to lower employee incentives.

Interest expense for the nine months ended September 30, 2009 was approximately $43.1 million, a decrease of $3.2 million from the nine months ended September 30, 2008. The decrease was primarily related to the decrease in our average cost of debt from 4.89% to 4.35% over the same period.  This decrease in interest expense was partially offset by an increase in our average debt outstanding of approximately $25.3 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Interest expense during the nine months ended September 30, 2009 was also increased by $593,000 related to a reclassification from other comprehensive income resulting from the reversal of prior period realized gains between derivative instruments and their hedged debt transactions.

In the nine months ended September 30, 2009, we benefited from gains of approximately $2.6 million due to the sale of two properties. No properties were sold during 2008.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $5.4 million in the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

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

The following table is a reconciliation of FFO to net income attributable to Mid-America Apartment Communities, Inc. for the three and nine month periods ended September 30, 2009, and 2008 (dollars and shares in thousands):

[
	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Net income attributable to Mid-America Apartment Communities, Inc.	$ 6,618	$ 6,193	$ 27,905	$ 22,516
Depreciation of real estate assets	23,419	22,123	69,832	65,388
Net casualty loss and other settlement proceeds	109	1,131	253	587
Gains on dispositions within real estate joint ventures	-	-	-	(38)
Depreciation of real estate assets of discontinued operations	-	4	-	706
(Gains) loss on sales of discontinued operations	(13)	-	(2,600)	120
Depreciation of real estate assets of real estate joint ventures	241	281	690	651
Preferred dividend distribution	(3,216)	(3,216)	(9,649)	(9,649)
Net income attributable to noncontrolling interests	260	321	1,536	1,366
Funds from operations	$ 27,418	$ 26,837	$ 87,967	$ 81,647

FFO for the three and nine month periods ended September 30, 2009 increased primarily as the result of recently acquired properties and reduced interest expense as discussed above in Results of Operations.

Trends

During the first three quarters of 2009, rental demand for apartments was weaker in most of our markets when compared to the first three quarters of 2008. One of the primary drivers of apartment demand is job formation, and the job losses across our markets impacted apartment demand and pricing. However, relative job losses to date in 2009 for our markets combined were less than the national average.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the south east and south west regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both primary and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. At the end of the third quarter, we were invested in over 48 separate markets, with 58% of our gross assets in primary markets and 42% of our gross assets in select secondary markets.

Partially mitigating the severe job losses has been lower resident turnover, primarily due to fewer move-outs from buying homes.  The primary reason that our residents leave us is to buy a house.  In 2009, we have seen both the number and the percent of total move-outs due to home buying drop as compared to 2008. According to the Census Bureau, homeownership increased from 65% to over 69% of households over ten years ending in 2005. This increase, representing approximately five million households, was driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit ratings. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

We also benefited on the supply side, as the lack of available financing for new apartment construction resulted in relatively few new apartments entering the market as new competition. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums and/or single family houses in only a few submarkets.  We expect this relative new supply compression to continue over the next few quarters.

Our focus in the quarter was on sustaining occupancy as we entered what we think will continue to be a weaker leasing market for several quarters. By focusing on aggressive efforts to build and sustain traffic, and pricing aggressively, we were largely successful at this, as our same store occupancy ended the third quarter at its highest quarter end level since 2007.

Overall same store revenues weakened 1.7% compared to the same quarter a year ago. Of our primary markets, South Florida was strongest with revenues declining 0.1% on a same store basis, while Phoenix was weakest with same store revenues declining 9.4%. Of our secondary markets, Spartanburg, South Carolina was strongest, growing same store revenues 3.9% over the same quarter a year ago, while Brunswick, Georgia was our weakest secondary market with revenues declining 11.0% from the same quarter a year ago.

We believe that the decline in same store revenue will be temporary as we began to see a stabilization in pricing during the third quarter of 2009, and that revenue growth should resume after the economic growth returns and, most importantly, when job growth recommences which some economists project could be as soon as the middle to latter part of 2010. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

While it seems likely that we will continue to face weak economic growth as a result of reduced liquidity in the economy throughout 2009 and into the first half of 2010, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will return for most of our markets later in 2010. Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact.

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

During the quarter ended September 30, 2009 we continued to have the benefit of lower interest rates resulting from an improved market for Fannie Mae and Freddie Mac debt securities. Much of this was due to government action to improve liquidity in the credit markets, and resulted in a lower cost of debt for us. We expect this to continue for the remainder of 2009, and as a result, we are forecasting a continuation of favorable interest rates for the balance of 2009.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased from $106.5 million for the first nine months of 2008 to $107.7 million for the first nine months of 2009.

Net cash used in investing activities was approximately $48.5 million during the first nine months of 2009 compared to $225.0 million during the first nine months of 2008, mainly related to acquisition and disposition activity. In the first nine months of 2008, we had cash outflows of $156.1 million, mainly related to five wholly owned acquisitions and $7.4 million, mainly related to our share of two acquisitions purchased by Mid-America Multifamily Fund I, LLC, or Fund I, one of our joint ventures. This compares to cash outflows of approximately $17.9 million in the first nine months of 2009, mainly related to the purchase of one wholly owned property and six individual units of a previous acquisition, and $2.7 million mainly related to our share of an acquisition purchased by Mid-America Multifamily Fund II, LLC, or Fund II, our other joint venture. In the first nine months of 2009, we received a total of approximately $14.4 million from the sale of two properties. No dispositions were made in 2008. We also spent approximately $13.7 million more on development communities during the first nine months of 2008 than in the same period of 2009.

Net cash used in financing activities was approximately $52.2 million for the first nine months of 2009, compared to net cash provided by financing activities of approximately $145.0 million during the first nine months of 2008. During the first nine months of 2008, we received proceeds of approximately $98.6 million from the issuance of shares of common stock through our continuous equity offering program, or CEO, which we use for general corporate business including paying down loans and partially financing acquisitions. During the first nine months of 2009, we received proceeds of approximately $24.6 million through our CEO. During the first nine months of 2008, Mid-America increased our borrowings under our credit lines by approximately $177.2 million, primarily to partially finance the five wholly-owned acquisitions made during that time period. During the comparable period in 2009, Mid-America increased our borrowings by $35.7 million through our credit facilities, primarily to partially finance the single wholly-owned acquisition made during that period.

The weighted average interest rate at September 30, 2009 for the $1.3 billion of debt outstanding was 4.5%, compared to the weighted average interest rate of 5.0% on $1.4 billion of debt outstanding at September 30, 2008. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At September 30, 2009, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit-enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit-enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicated group. Together, these credit facilities provided a total line capacity of $1.4 billion and collateralized availability to borrow of nearly all of the $1.4 billion at September 30, 2009. We had total borrowings outstanding under these credit facilities of $1.2 billion at September 30, 2009.

Approximately 70% of our outstanding obligations at September 30, 2009 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, all of which was collateralized and available to borrow at September 30, 2009. We had total borrowings outstanding under the FNMA Facilities of approximately $920 million at September 30, 2009. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.795%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent. While we feel this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.  On October 1, 2009 the spread below three-month LIBOR was 0.09%.

Approximately 23% of our outstanding obligations at September 30, 2009 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $296 million was collateralized and available to borrow at September 30, 2009. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $296 million at September 30, 2009. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen to 0.41% below LIBOR. On October 1, 2009 the spread was 0.16% below LIBOR.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of September 30, 2009 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$ 1,044,429	$ 1,044,429	$ 919,833
Freddie Mac Credit Facilities	300,000	296,404	296,404
Regions Credit Facility	50,000	48,375	880
Other Borrowings	97,040	97,040	97,040
Total Debt	$ 1,491,469	$ 1,486,248	$ 1,314,157

As of September 30, 2009, we had entered into interest rate swaps totaling a notional amount of $883 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $147 million as of September 30, 2009.  See Note 8 of the Consolidated Financial Statements.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2009 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped (1)	$ 992,435	3.5	5.5%
Tax-free - Fixed Rate or Swapped (1)	37,570	7.5	4.7%
Conventional - Variable Rate (2)	136,866	4.8	1.1%
Conventional - Variable Rate - Capped (3)	82,936	5.4	0.8%
Tax-free - Variable Rate - Capped (3)	64,350	2.4	1.2%
Total Debt Outstanding	$ 1,314,157	3.9	4.5%

(1) Maturities on existing swapped balances are calculated using the life of the underlying variable debt.
(2) Includes a $15 million mortgage with an imbedded cap at 7%.
(3) When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our outstanding debt as of September 30, 2009 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions	Other	Total
2009	$ -	$ -	$ -	$ -	$ -
2010	-	-	50,000	-	50,000
2011	80,000	100,000	-	-	180,000
2012	80,000	-	-	-	80,000
2013	203,193	-	-	-	203,193
2014	321,236	200,000	-	18,521	539,757
2015	120,000	-	-	53,052	173,052
Thereafter	240,000	-	-	25,467	265,467
Total	$ 1,044,429	$ 300,000	$ 50,000	$ 97,040	$ 1,491,469

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of September 30, 2009 (in thousands):

	Swap Balances			Temporary	Total
		SIFMA	Fixed Rate	Fixed Rate		Contract
	LIBOR	(formerly BMA)	Balances	Balances (1)	Balance	Rate
2009	$ -	$ -	$ -	$ 65,000	$ 65,000	7.7%
2010	140,000	8,365	-	-	148,365	5.7%
2011	158,000	-	-	-	158,000	5.2%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	18,521	-	162,521	5.7%
2015	75,000	-	37,852	-	112,852	5.6%
Thereafter	-	-	25,467	-	25,467	5.6%
Total	$ 857,000	$ 26,165	$ 81,840	$ 65,000	$ 1,030,005	5.5%

(1) Represents a $65 million fixed rate FNMA borrowing that converts to a variable rate on November 1, 2009.

During the first nine months of 2008, we sold 1,855,300 shares of common stock through a continuous equity offering program generating net proceeds of approximately $98.6 million. During the same time period in 2009, we sold 591,000 shares of common stock, generating $24.6 million in net proceeds through the continuous equity offering program.

During the first nine months of 2008, Mid-America offered an average 1.5% discount for our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, and issued approximately 388,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $19.5 million in proceeds. During the first nine months of 2009, we did not offer a discount through our DRSPP. Approximately 970 shares of common stock were issued through the direct stock purchase feature of this plan during the first nine months of 2009, generating approximately $33,000 in proceeds.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government, which has pledged $200 billion of preferred equity to each agency. The Agencies provided credit enhancement for approximately $1.2 billion of our outstanding debt as of September 30, 2009. The Federal Housing Finance Agency, or FHFA, is the appointed conservator of the Agencies, and in a press release dated September 12, 2008, stated that “business will continue as usual at the Enterprises during the conservatorship – this applies to both their single family and multifamily businesses. FHFA recognizes the importance of all aspects of the Enterprises’ multifamily businesses … for a healthy secondary market and housing affordability. In particular, support for multifamily housing finance is central to the Enterprises’ public purpose… As conservator, FHFA expects each Enterprise to continue underwriting and financing sound multifamily business.”

The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness.  Prudential Mortgage Capital, a delegated underwriting and servicing lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the nine months ended September 30, 2009, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to noncontrolling interests, and dividends paid on common and preferred shares by approximately $10.7 million, as compared to $14.1 million for the same period in 2008. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of September 30, 2009, (dollars in thousands):

Contractual
Obligations (1)	2009	2010	2011	2012	2013	Thereafter	Total
Long-Term Debt (2)	$524	$2,707	$178,333	$82,036	$161,039	$889,518	$1,314,157
Fixed Rate or
Swapped Interest (3)	12,627	43,120	35,404	26,395	18,911	29,076	165,533
Operating Lease	4	16	16	9	-	-	45
Total	$13,155	$45,843	$213,753	$108,440	$179,950	$918,594	$1,479,735

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At September 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2009, Mid-America Multifamily Fund I, LLC owned two properties but did not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2009, Mid-America Multifamily Fund II, LLC owned one property. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 in our 2008 Annual Report on Form 10-K filed on February 24, 2009 as updated by our Periodic Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2009. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued  ASC 105-10, Generally Accepted Accounting Principles – Overall which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  ASC 820-10-65-1 delays the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these items, the effective date was for fiscal years beginning after November 15, 2008.  We adopted ASC 820 effective January 1, 2008 and ASC 820-10-65-1 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB revised ASC 805, Business Combinations. The ASC 805 revision significantly changes the accounting for business combinations. The ASC 805 revision requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The ASC 805 revision changes the accounting treatment for certain specific items, including acquisition costs, which will generally be expensed as incurred. This could have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements. The ASC 805 revision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the ASC 805 revision effective January 1, 2009, and the expensed acquisition costs increased general and administrative expenses by $30,000 and $139,000 for the three and nine months ended September 30, 2009, respectively. The increased expenses did not change earnings per share.

On December 4, 2007, the FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  ASC 810-10-65 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interests be a component of net income. ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted ASC 810-10-65 effective January 1, 2009 and the retrospective presentation increased total equity by $30,471,000 at December 31, 2008. The adoption did not change basic or diluted earnings per share for common share holders and its effect on net income and income from continuing operations is as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Increase in:
Income from continuing operations	$250	$305	$1,456	$1,288
Net income	$260	$321	$1,536	$1,366

On March 19, 2008, the FASB issued  ASC 815-10-65, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. ASC 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under accounting standards for derivative instruments and hedging activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  ASC 815-10-65 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815-10-65 effective January 1, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In June 2008, the FASB issued ASC 260-10-65, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method of computing earnings per share. ASC 260-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this standard. We adopted ASC 260-10-65 effective January 1, 2009 and it had a minor impact on our number of shares. The change in our number of shares decreased net income available for common shareholders by $0.01 per share for the nine months ended September 30, 2009 and did not change net income available for common shareholders per share for any other period.

In September 2008, the FASB ratified ASC 820-10-65-3, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. This accounting standard requires that the measurement of liabilities with inseparable, third-party credit enhancements carried at or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement.  ASC 820-10-65-3 was effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. We adopted this accounting standard effective January 1, 2009. This accounting standard removed the effect of the agency credit enhancements from our calculation of the fair value of our derivative instruments and materially increased the value represented on the balance sheet. The impact of ASC 820-10-65-3 on our financial position upon adoption was approximately a $2.0 million increase to the fair value of our derivative instruments.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments. ASC 825-10-65-1 extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 8 to the consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events, which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for interim and financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on our consolidated financial condition or results of operations taken as a whole. For the quarter ended September 30, 2009, we have considered subsequent events through November 5, 2009, which is the date our consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167 amends events which would require reconsidering whether an entity is a variable interest entity; it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities.   Statement 167 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited. Management does not believe that the adoption of Statement 167 will have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

There have been no material changes in our market risk as disclosed in the 2008 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which is incorporated by reference herein.

Item 4.                      Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.                 Controls and Procedures.

Not applicable

Item 5.                 Other Information.

On November 5, 2009, we entered into a Controlled Equity Offering Sales Agreement (the “Agreement”) with Cantor Fitzgerald & Co., as sales agent, for the purpose of selling shares of its common stock, par value $0.01 per share, in at-the-market offerings or negotiated transactions.  In accordance with the terms of the Agreement, we may issue and sell up to 4,000,000 shares of our common stock, from time to time, in at-the-market offerings or negotiated transactions through Cantor Fitzgerald & Co. Cantor Fitzgerald & Co. will be entitled to compensation not to exceed 2% of the gross sales price per share for any shares of common stock sold under the Agreement.

The Agreement has been filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

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

•	conversion of condominiums and single family houses to rental use;
•	job losses resulting from further declines in economic activity;
•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;
•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;
•	changes in governmental regulations and the related costs of compliance;
•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
•	withdrawal of Government support of apartment financing through its financial backing of FNMA or Freddie Mac;
•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;
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

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of September 30, 2009, 93% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the payments to us by our swap counterparties) and the actual interest rate we pay through the Fannie Mae Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our swaps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

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

We borrow on a secured basis from FNMA, Freddie Mac, and Regions Bank. A significant reduction in value could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse affect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT.

At September 30, 2009, we had total debt outstanding of $1.3 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to approximately 60% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of September 30, 2009, our ratio of debt to undepreciated book value was approximately 49%. Our Board of Directors can modify this policy at any time which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective.

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.2 billion of our outstanding debt as of September 30, 2009. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 41 basis points below the associated LIBOR rate, but in the past two years the spreads increased significantly before recently contracting closer to more normal levels, and have been more volatile than we have historically seen. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic levels, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

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

At September 30, 2009, effectively $137 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million which are variable rate facilities. At September 30, 2009, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2009. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

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
None.

Item 3.            Defaults Upon Senior Securities.
None.

Item 4.            Submission of Matters to a Vote of Security Holders.
None.

Item 5.            Other Information.
None.

Item 6.            Exhibits.
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
10.1	Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated November 5, 2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: November 5, 2009	/s/Simon R.C. Wadsworth
Simon R.C. Wadsworth
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)