Form 10-K
period 2009-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2010-02-25
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 1-12762

MID-AMERICA APARTMENT COMMUNITIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

TENNESSEE	62-1543819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6584 POPLAR AVENUE MEMPHIS, TENNESSEE	38138
(Address of Principal Executive Offices)	(Zip Code)

(901) 682-6600

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share Series H Cumulative Redeemable Preferred Stock, Par value $.01 per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,022,339,066, based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 5, 2010
Common Stock, $.01 par value per share	29,211,776 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.	Part III

MID-AMERICA APARTMENT COMMUNITIES, INC.

i

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	increasing real estate taxes and insurance costs;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	losses from catastrophes in excess of our insurance coverage;
•	unexpected capital needs;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes;
•	litigation and compliance costs associated with laws requiring access for disabled persons;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to acquire funding through the capital markets;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps;
•	the continuation of the good credit of our interest rate swap and cap providers;

•	the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, at present operating under the conservatorship of the United States Government;
•	inability to meet loan covenants; and
•	significant decline in market value of real estate serving as collateral for mortgage obligations.

ITEM 1. BUSINESS

OVERVIEW

Founded in 1994, Mid-America Apartment Communities, Inc. is a Memphis, Tennessee-based self-administered and self-managed real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities in the Sunbelt region of the United States. As of December 31, 2009, we owned 100% of 144 properties representing 42,684 apartment units. As of December 31, 2009, we also had 33.33% ownership interests in Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, which owned two properties containing 626 apartment units and one property containing 294 apartment units, respectively. These apartment communities were located across 13 states.

Our business is conducted principally through Mid-America Apartments, L.P., which we refer to as our operating partnership. We are the sole general partner of the operating partnership, holding 297,176 common units of partnership interest, or common units, comprising a 1% general partnership interest in the operating partnership as of December 31, 2009. Mid-America Apartment Communities, Inc.’s wholly-owned qualified REIT subsidiary, MAC II of Delaware, Inc. is a limited partner in the operating partnership and, as of December 31, 2009, held 27,114,739 common units, or 91.24% of all outstanding common units. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the company,” or “Mid-America” refer collectively to Mid-America Apartment Communities, Inc. and its subsidiaries.

Our corporate offices are located at 6584 Poplar Avenue, Memphis Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2009, we had 1,204 full time employees and 78 part time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

As each of our apartment communities has similar economic characteristics, residents, and products and services, our operations have been aggregated into one reportable segment. See our consolidated financial statements and notes included thereto in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.

BUSINESS OBJECTIVES

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividend through all parts of the real estate investment cycle, and to create new shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with intense property and asset management focus and a decentralized structure;
•	when accretive to shareholder value, acquire additional high-quality properties throughout the Sunbelt region of the United States;
•	selectively dispose of properties that no longer meet our ownership guidelines;
•	develop, renovate and reposition existing properties;
•	enter into joint ventures to acquire and reposition properties; and
•	actively manage our capital structure.

OPERATION STRATEGY

Our goal is to maximize our return on investment collectively and in each apartment community by increasing revenues, tightly controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	diversifying portfolio investments across both large and secondary markets;
•	providing management information and improved customer services through technology innovations;
•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions and individual unit amenities;
•	developing new ancillary income programs aimed at offering new services to residents, including telephone, cable, and internet access, on which we generate revenue;
•	implementing programs to control expenses through investment in cost-saving initiatives, including measuring and passing on to residents the cost of various expenses, including water and other utility costs;
•	analyzing individual asset productivity performances to identify best practices and improvement areas;
•	proactively maintaining the physical condition of each property;
•	improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to maintain market leadership positions;
•	compensating employees through performance-based compensation and stock ownership programs;
•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management's continued close contact with the market and employees;
•	selling or exchanging underperforming assets;
•	repurchasing or issuing shares of common or preferred stock when cost of capital and asset values permit;
•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;
•	allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns;
•	acquiring and from time to time developing properties when expected returns exceed our investment hurdle rate; and
•	maintaining disciplined investment and capital allocation practices as a value investor.

Decentralized Operational Structure

We operate in a decentralized manner. We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. To maximize the amount of information shared between senior and executive management and the properties on a real time basis, we utilize a web-based property management system. The system contains property and accounting modules which allow for operating efficiencies, continued expense control, provide for various expanded revenue management practices, and improve the support provided to on-site property operations. We use a “yield management” pricing program that helps our property managers optimize rental revenues and we also utilize purchase order and accounts payable software to provide improved controls and management information. We have also implemented revised utility billing processes, rolled out new web-sites enabling on-line lease applications and improved web-based marketing programs.

Intensive Property and Asset Management Focus

We have traditionally emphasized property management, and over the past several years, we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and, most recently, revenue management. A large majority of our property managers are Certified Apartment Managers, a designation established by the National Apartment Association, which provides training for on-site manager professionals. We also provide our own in-house leadership development program consisting of an 18-month, three-module program followed by two comprehensive case studies which was developed with the assistance of U.S. Learning, Inc.

ACQUISITION STRATEGY

One of our growth strategies is to acquire and redevelop apartment communities diversified over both large and secondary markets throughout the Sunbelt region of the United States that meet our investment criteria when the expected leveraged returns exceed our investment hurdle rate, generally defined as our estimated cost of equity plus 20%. We have extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, Mid-America will acquire newly built and developed communities that can be purchased on a favorable pricing basis. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

The following apartment communities were purchased during 2009:

Property	Location	Number of Units	Date Purchased
100% Owned Properties:
Sky View Ranch	Gilbert (Phoenix), AZ	232	June 12, 2009
Park Crest at Innisbrook	Palm Harbor (Tampa), FL	432	October 9, 2009
Stone Ranch at Westover Hills	San Antonio, TX	400	December 4, 2009
Legacy at Western Oaks	Austin, TX	479	December 30, 2009
Village Oaks(1)	Temple Terrace (Tampa), FL	7	Various
		1,550
33.33% Owned Properties Through Joint Ventures:
Ansley Village	Macon, GA	294	July 24, 2009
		294
Total 2009 Acquisitions		1,844

(1)	On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums and it is our intent to acquire these units if and when they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008, we acquired four of the remaining 19 units and in 2009 we acquired an additional seven units.

DISPOSITION STRATEGY

We have one of the younger portfolios in the multifamily REIT sector, and strive to maintain a young portfolio of our assets in excellent condition, believing that continuous capital replacement and maintenance will lead to higher long-run returns on investment. From time-to-time we dispose of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives, to ensure that our portfolio consists primarily of high quality, well-located properties within our market area. Typically, we select assets for disposition that do not meet our present investment criteria, including estimated future return on investment, location, market, potential for growth, and capital needs. From time-to-time we also may dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above.

The following apartment communities were sold during 2009:

Property	Location	Number of Units	Date Sold
100% Owned Properties:
Woodstream	Greensboro, NC	304	January 15, 2009
Riverhills	Grenada, MS	96	May 12, 2009
River Trace	Memphis, TN	440	December 17, 2009
		840
Total 2009 Dispositions		840

RENOVATION, REPOSITIONING AND DEVELOPMENT STRATEGY

In 2006, we began some limited expansion development projects on adjacent land to existing apartment communities using fixed price contracts. In 2009, we completed construction on these projects. We do not currently have any additional development projects planned nor intend to maintain a dedicated development staff or to expand into development in a significant way. We prefer to capture accretive new growth through opportunistically acquiring new properties.

Beginning in 2005, we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and shared exterior amenities above and beyond routine capital upkeep in markets that we feel continue to have growth potential and can support the increased rent. As of December 31, 2009, we have renovated 9,090 units achieving a combined 12% rent increase above the normal renewal rate.

JOINT VENTURE STRATEGY

One of our strategies is to co-invest with partners in joint venture opportunities to the extent we believe that a joint venture will enable us to obtain a higher return on our investment through management and other fees, which leverage our skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for us. At present, we have focused our joint venture investment strategy on properties seven years old or older, with younger acquisitions becoming part of the wholly-owned portfolio.

As of December 31, 2009, we were partners in two joint ventures: Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II.

CAPITAL STRUCTURE STRATEGY

We use a combination of debt and equity sources to fund our portfolio of assets, focused on producing the overall lowest cost and most flexible capital structure. We focus on improving the net present value of each share of our common stock by generating cash flows from our portfolio of investments above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it can add to value per share. In the past, we have sold assets to fund share repurchases when, in management’s view, shareholder value would be enhanced.

At December 31, 2009, 46% of our total capitalization consisted of borrowings. We currently intend to target our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. We may issue new equity to maintain our debt within this target range. Circumstances may cause us to exceed that target from time-to-time. As of December 31, 2009, our ratio of debt to undepreciated book value was approximately 50%. Our Board of Directors can modify this policy at any time which could allow us to become more highly leveraged but may decrease our ability to make distributions to our shareholders.

COMMON AND PREFERRED STOCK

We continuously review opportunities for lowering our cost of capital, and increasing net present value per share. We evaluate opportunities to repurchase stock when we believe that our stock price is below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by stock sales, when the investment return is projected to substantially exceed our cost of capital. We will also opportunistically seek to lower our cost of capital through refinancing preferred stock.

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

The following are the issuances of common stock which have been made through these agreements through December 31, 2009:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price
2006	194,000	$11,481,292	$59.18
2007	323,700	$18,773,485	$58.00
2008	1,955,300	$103,588,758	$52.98
2009	763,000	$32,774,757	$42.96
Total	3,236,000	$166,618,292	$51.49

In November 2009, we entered into a third controlled equity offering sales agreement with Cantor Fitzgerald & Co. with similar terms authorizing the sale of up to 4,000,000 shares of common stock. No sales were made under this agreement as of December 31, 2009.

In October 2007, we redeemed all of our issued and outstanding 9¼% Series F Cumulative Redeemable Preferred Stock for $11.9 million.

We also have a direct stock purchase plan which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. Throughout 2009, we issued a total of 1,100 shares through the direct stock purchase plan. We did not offer a discount during 2009, nor grant any waivers during 2009.

SHARE REPURCHASE PROGRAM

In 1999, our Board of Directors approved an increase in the number of shares of our common stock authorized to be repurchased to 4 million shares. As of December 31, 2009, Mid-America had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to sell assets based on our disposition strategy outlined in this Annual Report and use the proceeds to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include the share price, asset dispositions and pricing, financing agreements and rates of return. No shares were repurchased from 2002 through 2009 under this plan.

COMPETITION

All of our apartment communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The owners of competing apartment communities may have greater resources than us, and the managers of these apartment communities may have more experience than our management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.

Apartment communities compete on the basis of monthly rent, discounts, and facilities offered such as apartment size and amenities, and apartment community amenities, including recreational facilities, resident services, and physical property condition. We make capital improvements to both our apartment communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

ENVIRONMENTAL MATTERS

As part of the acquisition process, we obtain environmental studies on all of our apartment communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, visual inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition community; however, no assurance can be given that the studies identify all significant environmental problems.

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

We are aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and have in place an active management and preventive maintenance program that includes procedures specifically related to mold. We have established a policy requiring residents to sign a mold addendum to lease. We have also purchased a $5 million insurance policy that covers remediation and exposure to mold. The current policy expires in 2010 but is renewable at that time. Therefore, we believe that our exposure to this issue is limited and controlled.

The environmental studies we received have not revealed any material environmental liabilities. We are not aware of any existing conditions that would currently be considered an environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental liabilities or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

We believe that our apartment communities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

WEBSITE ACCESS TO REGISTRANT’S REPORTS

We file annual and periodic reports with the Securities and Exchange Commission. All filings made by us with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as Mid-America does. The website is http://www.sec.gov.

Additionally, a copy of this Annual Report on Form 10-K, along with Mid-America’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the Investor Relations page under SEC Filings. Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found on the Investor Relations page under Governance Documents. Our website address is http://www.maac.net. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Memphis, TN 38138.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our shareholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our shareholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property. In 2009, we declared total distributions of $2.46 per common share to our shareholders which was above the 90% REIT distribution requirement.

RECENT DEVELOPMENTS

Dispositions

On January 28, 2010, Mid-America Apartments, LP sold Legacy at Western Oaks to Fund II, one of our joint ventures. For tax purposes, this transaction was considered a contribution.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Economic slowdown in the United States and the related downturn in the housing and real estate markets have adversely affected and may continue to adversely affect our financial condition and results of operations

There has been a significant decline in economic growth, both in the United States and globally, in the second half of 2008 and throughout 2009. The trends in both the real estate industry and the broader United States economy continue to be unfavorable and continue to adversely affect our revenues. The weakened economy and related reduction in spending, falling home prices and mounting job losses, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by the increase in supply and deterioration in the multifamily market and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak or deteriorate further, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets may continue to weaken during 2010.

Failure to generate sufficient cash flows could limit our ability to pay distributions to shareholders

Our ability to generate sufficient cash flow in order to pay distributions to our shareholders depends on our ability to generate funds from operations in excess of capital expenditure requirements and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors which are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;
•	overbuilding of new apartment units or oversupply of available apartment units in our markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;
•	conversion of condominiums and single family houses to rental use;
•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;
•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;
•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;
•	changes in governmental regulations and the related costs of compliance;
•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
•	withdrawal of Government support of apartment financing through its financial backing of the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or Freddie Mac;
•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;
•	changes in interest rate levels and the availability of financing, borrower credit standards, and down-payment requirements which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase our acquisition and operating costs (if interest rates increase and financing is less readily available); and
•	the relative illiquidity of real estate investments.

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

Our financing could be impacted by negative capital market conditions

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of December 31, 2009, 93% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our swaps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

Various traunches of our credit facilities with FNMA and Freddie Mac mature from 2011 through 2018, and we anticipate that replacement facilities will be at a higher cost and have less attractive terms, if available at all.

A change in U.S. government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

The U.S. government has committed preferred equity to FNMA and Freddie Mac, placing them in conservatorship and the Treasury Department increased FNMA and Freddie Mac’s portfolio caps which are required to be reduced over time. Through expansion of their off-balance sheet lending products (which form the large majority of our borrowing), we believe that FNMA and Freddie Mac balance sheet limitations will not restrict their support of lending to the multifamily industry and to us in particular. Statements supporting their involvement in apartment lending by the heads of multifamily lending of FNMA, Freddie Mac, and their regulator have been reiterated. Should this support change, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

A change in the value of our assets could cause us to experience a cash shortfall, be in default of our loan covenants, or incur a charge for the impairment of assets

We borrow on a secured basis from FNMA, Freddie Mac, and Regions Bank. A significant reduction in the value of our assets could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse affect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At December 31, 2009, we had total debt outstanding of $1.4 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of December 31, 2009, our ratio of debt to undepreciated book value was approximately 50%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.3 billion of our outstanding debt as of December 31, 2009. The debt is provided under the terms of credit facilities with Prudential Mortgage

Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 16 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 40 basis points below the associated LIBOR rate, but in the past 28 months the spreads increased significantly and have been more volatile than we have historically seen before recently contracting closer to more normal levels. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic levels, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps.

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

One or more interest rate swap or cap counterparties could default, causing us significant financial exposure

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

Variable interest rates may adversely affect funds from operations

At December 31, 2009, effectively $263 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, were predominately floating rate facilities during 2009. We also have credit facilities with Freddie Mac totaling $300 million that are variable rate facilities. At December 31, 2009, a total of $1.3 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at December 31, 2009. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

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

Increasing real estate taxes and insurance costs may negatively impact financial condition

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. If the costs associated with real estate taxes and insurance should rise, our financial condition could be negatively impacted and our ability to pay our dividend could be affected.

Property insurance limits may be inadequate and deductibles may be excessive in the event of a catastrophic loss or a series of major losses, and may cause a breach of loan covenants

We have a significant proportion of our assets in areas exposed to windstorms and to the New Madrid seismic zone. A major wind or earthquake loss, or series of losses, could require that we pay significant deductibles as well as additional amounts above the per occurrence limit of our insurance for these risks. We may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on our assets, financial condition, and results of operation.

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

We may not be able to sell communities when appropriate

Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own seven communities which are subject to restrictions on sale, and are required to be exchanged through a 1031b tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

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

Our investments in joint ventures may involve risks

Investments in joint ventures may involve risks that may not otherwise be present in our direct investments such as:

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

Market interest rates and low trading volume may have an adverse effect on the market value of our common shares

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of our common shares to go down. In addition, although our common shares are listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Changes in market conditions or a failure to meet the market’s expectations with regard to our earnings and cash distributions could adversely affect the market price of our common shares

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common shares. In addition, we are subject to the risk that our cash flow will be insufficient to pay distributions to our shareholders. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our shares.

The stock markets, including The New York Stock Exchange (NYSE), on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;
•	actual or anticipated differences in our quarterly operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us or our industry by securities analysts;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;
•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);
•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community;
•	actions by institutional shareholders or hedge funds;
•	changes in accounting principles;
•	terrorist acts; and
•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 76% of our apartment units are located in Georgia, Florida, Tennessee, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2009:

	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2009	Average Occupancy Percent at December 31, 2009	Encumbrances at December 31, 2009
Property									Mortgage/ Bond Principal (000's)		Interest Rate		Maturity Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$699.93	92.50%	$—	(1)	(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$622.16	94.08%	$—	(1)	(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$699.47	95.66%	$—	(1)	(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$730.96	96.63%	$—	(1)	(1)		(1)
				952	989,808	1,040	$694.10	94.96%
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$665.55	96.92%	$—	(1)	(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$631.07	93.75%	$—	(1)	(1)		(1)
Westside Creek I & II	Little Rock, AR	1984/86	1997	308	320,936	1,042	$686.62	97.40%	$—	(1)	(1)		(1)
				808	699,056	865	$663.34	96.16%
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	312	299,208	959	$790.40	93.27%	$—
Talus Ranch	Phoenix, AZ	2005	2006	480	437,280	911	$690.42	90.63%	$—
Sky View Ranch	Gilbert, AZ	2007	2009	232	225,272	971	$798.80	91.81%	$—
				1,024	961,760	939	$745.44	91.70%
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$720.81	97.57%	$—	(1)	(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$658.71	98.33%	$—	(1)	(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$781.02	96.25%	$—
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$881.38	95.00%	$—	(2)	(2)		(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,249.30	95.63%	$—	(6)	(6)		(6)
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$679.18	94.71%	$7,000	(9)	1.175	%(9)	10/15/2032	(9)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$854.73	98.86%	$—	(2)	(2)		(2)
Cooper's Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$762.25	98.08%	$—	(2)	(2)		(2)
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$762.71	95.24%	$—	(7)	(7)		(7)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$693.45	95.43%	$—	(1)	(1)		(1)
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	501	556,110	1,110	$869.38	96.61%	$—	(1)	(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$831.57	92.50%	$—	(1)	(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$858.01	97.22%	$—	(2)	(2)		(2)
St. Augustine I & II	Jacksonville, FL	1987/2008	1995	524	423,392	808	$724.60	95.80%	$13,235	(19)	(19)		(19)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$699.79	94.15%	$—	(2)	(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$666.02	96.22%	$—	(1)	(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$710.59	96.12%	$—	(1)	(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$699.11	96.09%	$—	(2)	(2)		(2)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$651.86	95.21%	$6,805	(2)(3)	(2)(3)		(2)(3)

	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2009	Average Occupancy Percent at December 31, 2009	Encumbrances at December 31, 2009
Property									Mortgage/ Bond Principal (000's)		Interest Rate	Maturity Date
Paddock Club Panama City	Panama City, FL	2000	1998	254	283,972	1,118	$882.27	94.09%	$—	(2)	(2)	(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$810.10	93.75%	$—	(2)	(2)	(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$777.32	98.10%	$—	(1)	(1)	(1)
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$831.90	97.83%	$—	(1)	(1)	(1)
Village Oaks	Tampa, FL	2005	2008	226	260,804	1,154	$994.75	97.35%	$—
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	432	461,808	1,069	$894.98	95.37%	$—
				8,247	8,141,526	987	$806.26	95.85%
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$720.07	93.75%	$—	(1)	(1)	(1)
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	250	287,500	1,150	$1,149.25	97.60%	$23,500		6.210%	11/5/2015
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$649.29	92.19%	$—	(4)	(4)	(4)
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$601.34	93.01%	$—	(1)	(1)	(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$671.78	92.50%	$3,480	(14)	(14)	5/15/2033	(14)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$752.18	91.82%	$—	(4)	(4)	(4)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$597.10	95.97%	$—	(1)	(1)	(1)
Whisperwood	Columbus, GA	80/82/84/86/98	1997	1,008	1,220,688	1,211	$765.38	89.88%	$—	(1)	(1)	(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$570.24	94.39%	$—	(1)	(1)	(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$780.94	97.15%	$—	(1)	(1)	(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$779.63	94.79%	$—	(5)	(5)	(5)
Lanier	Gainesville, GA	1998	2005	344	395,944	1,151	$763.22	94.77%	$18,363		5.300%	3/1/2014
Lake Club	Gainesville, GA	2001	2005	313	359,950	1,150	$710.07	93.29%	$—	(5)	(5)	(5)
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$608.28	95.83%	$—	(4)	(4)	(4)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$639.45	96.00%	$—	(1)	(1)	(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$711.42	98.44%	$—	(7)	(7)	(7)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$648.02	96.53%	$—	(1)	(1)	(1)
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$692.31	99.17%	$—	(1)	(1)	(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$824.23	97.27%	$—	(6)	(6)	(6)
Oaks at Wilmington Island	Savannah, GA	1999	2006	306	300,492	982	$837.08	98.04%	$—	(6)	(6)	(6)
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$616.45	97.22%	$—	(1)	(1)	(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$657.87	96.56%	$—	(1)	(1)	(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$666.47	97.08%	$—	(1)	(1)	(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$695.81	96.50%	$—	(6)	(6)	(6)
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$675.62	97.04%	$—	(1)	(1)	(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$725.29	96.41%	$—	(1)	(1)	(1)
				7,192	7,728,702	1,075	$724.66	95.06%
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$706.31	96.25%	$—	(1)	(1)	(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$736.35	91.00%	$9,295		5.875%	1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$851.01	94.32%	$—	(1)	(1)	(1)

	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2009	Average Occupancy Percent at December 31, 2009	Encumbrances at December 31, 2009
Property									Mortgage/ Bond Principal (000's)		Interest Rate		Maturity Date
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$622.75	98.31%	$—	(1)	(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$628.27	96.20%	$—	(1)	(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$617.31	98.41%	$—	(1)	(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$631.49	95.05%	$—	(1)	(1)		(1)
				1,748	1,626,966	931	$697.25	95.42%
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$737.62	97.22%	$—	(1)	(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$701.49	96.92%	$—	(1)	(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$715.34	98.31%	$5,880	(10)	1.035	%(10)	5/15/2031	(10)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$651.57	95.41%	$—	(1)	(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$722.67	99.02%	$—	(1)	(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$688.23	98.81%	$—	(1)	(1)		(1)
				1,698	1,713,288	1,009	$706.37	97.59%
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$679.36	92.27%	$—	(1)	(1)		(1)
Waterford Forest	Cary, NC	1996	2005	384	344,448	897	$659.23	97.92%	$—	(5)	(5)		(5)
Preserve at Brier Creek	Raleigh, NC	2002/07	2006	450	518,850	1,153	$896.54	96.22%	$—	(1)	(1)		(1)
Providence at Brier Creek	Raleigh, NC	2007	2008	313	297,037	949	$844.03	94.57%	$—
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$554.33	95.83%	$—	(2)	(2)		(2)
				1,581	1,503,605	951	$749.91	95.76%
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$656.61	95.79%	$—	(1)	(1)		(1)
				214	214,428	1,002	$656.61	95.79%
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$731.13	96.74%	$—	(1)	(1)		(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$733.69	89.58%	$—	(1)	(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$578.56	90.48%	$—	(1)	(1)		(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$640.43	95.42%	$7,735	(11)	1.035	%(11)	5/15/2031	(11)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$747.56	92.86%	$—	(1)	(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$524.86	98.81%	$—	(1)	(1)		(1)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$545.24	95.69%	$—	(1)	(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$685.27	92.79%	$—	(1)	(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$537.75	90.87%	$—	(1)	(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$565.99	95.67%	$—	(1)	(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$909.21	94.71%	$8,365	(8)	1.205	%(8)	11/15/2035	(8)
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$624.89	95.65%	$—	(1)	(1)		(1)
Farmington Village	Summerville, SC	2007	2007	280	307,440	1,098	$834.97	93.93%	$15,200		3.579%		12/10/2015
				2,884	2,736,196	949	$669.27	94.17%
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$549.17	96.68%	$—	(1)	(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$574.48	97.00%	$—	(1)	(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$653.37	92.59%	$—	(1)	(1)		(1)
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$855.61	95.40%	$5,465	(15)	(15)		5/15/2033(15)

	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2009	Average Occupancy Percent at December 31, 2009	Encumbrances at December 31, 2009
Property									Mortgage/ Bond Principal (000's)		Interest Rate		Maturity Date
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$548.49	98.00%	$—	(1)	(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$624.89	98.00%	$5,095		1.035%		10/15/2032
Post House North	Jackson, TN	1987	1989	145	145,725	1,005	$616.26	97.24%	$3,375	(12)	1.035	%(12)	5/15/2031	(12)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$570.22	95.95%	$—	(1)	(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$652.21	99.18%	$4,727		6.070%		9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$574.40	96.74%	$—	(1)	(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$608.68	95.08%	$—
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$673.10	98.92%	$—	(1)	(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$696.71	93.85%	$—	(1)	(1)		(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$992.37	92.68%	$—
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$806.48	92.84%	$—	(4)	(4)		(4)
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$827.15	93.33%	$—	(1)	(1)		(1)
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$762.04	93.01%	$—	(1)	(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$862.31	94.69%	$—	(1)	(1)		(1)
Monthaven Park	Nashville, TN	1999/01	2004	456	427,728	938	$769.64	91.89%	$—	(6)	(6)		(6)
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$626.38	92.50%	$6,645	(16)	1.035	%(16)	2/15/2034	(16)
				6,587	6,251,081	949	$691.75	94.79%
Northwood	Arlington, TX	1980	1998	270	224,100	830	$587.62	94.81%	$—	(2)	(2)		(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$738.03	98.18%	$—	(2)	(2)		(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	210	198,240	944	$887.91	96.67%	$—	(6)	(6)		(6)
Silverado	Austin, TX	2003	2006	312	303,264	972	$783.55	96.15%	$—	(6)	(6)		(6)
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$651.43	95.83%	$4,050	(17)	1.035	%(17)	2/15/2034	(17)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$591.65	90.79%	$3,585	(18)	1.035	%(18)	2/15/2034	(18)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$855.12	91.73%	$—	(2)	(2)		(2)
Legacy at Western Oaks	Austin, TX	2001	2009	479	467,504	976	$968.71	95.20%	$—
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$655.92	97.56%	$—	(5)	(5)		(5)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$676.74	96.98%	$—	(2)	(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$586.55	94.08%	$—	(2)	(2)		(2)
Grand Courtyard	Dallas, TX	2000	2006	390	341,250	875	$801.68	96.15%	$—	(6)	(6)		(6)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$632.45	89.62%	$—	(5)	(5)		(5)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$736.01	95.00%	$—	(5)	(5)		(5)
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$807.42	93.51%	$—	(2)	(2)		(2)
Park Place (Houston)	Houston, TX	1996	2007	229	207,016	904	$891.98	92.14%	$—
Ranchstone	Houston, TX	1996	2007	220	193,160	878	$791.54	97.73%	$—	(6)	(6)		(6)
Reserve at Woodwind Lakes	Houston, TX	1999	2006	328	316,192	964	$818.56	90.85%	$14,191		5.930%		6/15/2015
Cascade at Fall Creek	Humble, TX	2007	2008	246	227,796	926	$896.41	92.68%	$—
Chalet at Fall Creek	Humble, TX	2006	2007	268	260,228	971	$890.55	91.04%	$—	(6)	(6)		(6)

	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Rent per Unit at December 31, 2009	Average Occupancy Percent at December 31, 2009	Encumbrances at December 31, 2009
Property									Mortgage/ Bond Principal (000's)		Interest Rate		Maturity Date
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$620.02	97.45%	$—	(5)	(5)		(5)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$779.10	94.06%	$—	(2)	(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$555.52	97.66%	$—	(2)	(2)		(2)
Highwood	Plano, TX	1983	1998	196	156,800	800	$706.04	95.41%	$—
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$790.13	95.38%	$—	(2)	(2)		(2)
Boulder Ridge	Roanoke, TX	1999/2008	2005	494	446,082	903	$775.04	95.14%	$—	(2)	(2)		(2)
Copper Ridge	Roanoke, TX	2008	2008	245	311,150	1,270	$937.76	95.10%	$—
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	400	334,400	836	$754.19	88.00%	$—
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$660.27	91.83%	$—	(5)	(5)		(5)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$828.27	95.26%	$—	(6)	(6)		(6)
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$697.12	98.50%	$—	(5)	(5)		(5)
				9,453	8,298,672	878	$709.07	94.56%
Township	Hampton, VA	1987	1995	296	248,048	838	$944.89	94.26%	$10,800	(13)	1.175	%(13)	10/15/2032	(13)
				296	248,048	838	$944.89	94.26%
Subtotal 100% Owned				42,684	41,113,136	963	$727.08	95.08%	176,791
Joint Venture Properties
Milstead Village	Kennesaw, GA	1998	2008	310	356,190	1,149	$862.78	94.52%	N/A
Greenwood Forest	Houston, TX	1994	2008	316	310,944	984	$806.90	97.47%	N/A
Ansley Village	Macon, GA	2007	2009	294	324,354	1,103	$771.45	92.86%	N/A
Subtotal Joint Venture Properties				920	991,488	1,078	$814.40	95.00%	$—
Total 100% Owned and Joint Venture Properties				43,604	42,104,624	966	$728.92	95.08%	$176,791

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $686.8 million outstanding with a variable interest rate of 0.75% on which there exists in combination with the FNMA facility mentioned in note (2) eighteen interest rate swap agreements totaling $640 million at an average rate of 5.37% and three interest rate caps totalling $75 million at an average rate of 4.67% at December 31, 2009.
(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 million available and $208.6 million outstanding with a variable interest rate of 0.77% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2009.
(3)	Phase I of Paddock Park — Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.
(4)	Encumbered by a credit line with AmSouth Bank, with no outstanding balance at December 31, 2009.
(5)	Encumbered by a $100 million Freddie Mac facility, with $100 million available and an outstanding balance of $100 million and a variable interest rate of 0.78% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2009.
(6)	Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.73% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% and a $15 million interest rate cap of 5% at December 31, 2009.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $11.2 million at December 31, 2009, and an average interest rate of 5.27%.
(8)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.
(9)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(10)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.
(11)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.
(12)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.
(13)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(14)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.224% and $3.0 million with a variable rate of 1.035% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(15)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.224% and $5.0 million with a variable rate of 1.035% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(16)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(17)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(18)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.

(19)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not presently subject to any material litigation nor, to our knowledge, are any material litigation threatened against us. We are presently subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on our business, financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed and traded on the New York Stock Exchange, or NYSE, under the symbol “MAA” since our initial public offering in February 1994. On February 5, 2010, the reported last sale price of our common stock on the NYSE was $46.76 per share, and there were approximately 1,700 holders of record of the common stock. We believe we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock and the dividends declared by us with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2009:
First Quarter	$37.480	$22.220	$0.615	$0.615
Second Quarter	$39.850	$29.340	$0.615	$0.615
Third Quarter	$50.580	$34.770	$0.615	$0.615
Fourth Quarter	$49.820	$41.950	$0.615	$0.615
2008:
First Quarter	$54.700	$38.280	$0.615	$0.615
Second Quarter	$57.820	$49.760	$0.615	$0.615
Third Quarter	$60.660	$45.000	$0.615	$0.615
Fourth Quarter	$49.560	$23.630	$0.615	$0.615

Our quarterly dividend rate is currently $0.615 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by us will be affected by a number of factors, including, but not limited to, the gross revenues received from the apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

We expect to make future quarterly distributions to shareholders; however, future distributions by us will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant.

We have established the Direct Stock Purchase and Distribution Reinvestment Plan, or DRSPP, under which holders of common stock, preferred stock and limited partnership interests in our operating partnership. can elect to automatically reinvest their distributions in additional shares of common stock. The plan also allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.

In 2007, we issued a total of 136,483 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2008, we issued a total of 421,794 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2009, we issued a total of 25,406 shares through our DRSPP and did not offer a discount for optional cash purchases.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2009.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	23,157	$25.37	439,063
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	23,157	$25.37	439,063

(1)	Columns (a) and (b) above do not include 50,219 shares of restricted stock that are subject to vesting requirements which were issued through our Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 30,276 shares of restricted stock that are subject to vesting requirements which were issued through our 2004 Stock Plan, or 71,863 shares of common stock which have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 2 for more information on these plans.
(2)	Column (c) above includes 360,926 shares available to be issued under our 2004 Stock Plan and 78,137 shares available to be issued under our Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

We have not granted any stock options since 2002.

The following graph compares the cumulative total returns of the shareholders of Mid-America since December 31, 2004 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for Mid-America’s common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '04	Dec '05	Dec '06	Dec '07	Dec '08	Dec '09
Mid-America	$100.00	$124.51	$153.47	$119.69	$109.62	$152.72
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
FTSE NAREIT Equity Index	$100.00	$112.16	$151.49	$127.72	$79.53	$101.79

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a historical basis for us. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Current Report on Form 8-K.

Mid-America Apartment Communities, Inc.

Selected Financial Data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Total operating revenues	$378,544	$370,011	$347,444	$318,475	$288,643
Expenses:
Property operating expenses	159,705	155,310	142,381	132,608	121,768
Depreciation	96,019	90,168	84,789	77,545	72,590
Acquisition expenses	950	—	—	—	—
Property management and general and administrative expenses	28,540	28,636	28,726	23,001	20,862
Income from continuing operations before non-operating items	93,330	95,897	91,548	85,321	73,423
Interest and other non-property income	385	509	195	663	495
Interest expense	(57,094)	(62,010)	(63,639)	(62,308)	(57,318)
Loss on debt extinguishment	(140)	(116)	(123)	(578)	(419)
Amortization of deferred financing costs	(2,374)	(2,307)	(2,407)	(2,036)	(2,011)
Incentive fees from real estate joint ventures	—	—	1,019	—	1,723
Net casualty gains (loss) and other settlement proceeds	32	(247)	589	84	749
Gains (loss) on sale of non-depreciable assets	15	(3)	534	50	18
Income from continuing operations before investments in real estate joint ventures	34,154	31,723	27,716	21,196	16,660
(Loss) gain from real estate joint ventures	(816)	(844)	5,330	(114)	3,099
Income from continuing operations	33,338	30,879	33,046	21,082	19,759
Discontinued operations:
Income from discontinued operations before asset impairment, settlement proceeds and gain on sale	1,234	1,312	1,246	1,453	1,824
Asset impairment of discontinued operations	—	—	—	—	(243)
Net loss on insurance and other settlement proceeds of discontinued operations	—	—	—	—	(25)
Gains (loss) on sale of discontinued operations	4,649	(120)	9,164	—	—
Consolidated net income	39,221	32,071	43,456	22,535	21,315
Net income attributable to noncontrolling interests	(2,010)	(1,822)	(3,510)	(1,590)	(1,571)
Net income attributable to Mid-America Apartment Communities, Inc.(1)	37,211	30,249	39,946	20,945	19,744
Preferred dividend distributions	12,865	12,865	13,688	13,962	14,329
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	589	—	—
Net income available for common shareholders	$24,346	$17,384	$25,669	$6,983	$5,415
Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	28,341	26,943	25,296	23,474	21,405
Effect of dilutive stock options	7	141	207	258	181
Diluted	28,348	27,084	25,503	23,732	21,586

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income available for common shareholders	$24,346	$17,384	$25,669	$6,983	$5,415
Discontinued property operations	(5,883)	(1,192)	(10,410)	(1,453)	(1,556)
Income from continuing operations available for common shareholders	$18,463	$16,192	$15,259	$5,530	$3,859
Earnings per share – basic:(1)
Income from continuing operations available for common shareholders	$0.65	$0.60	$0.60	$0.24	$0.18
Discontinued property operations	0.20	0.04	0.41	0.06	0.07
Net income available for common shareholders	$0.85	$0.64	$1.01	$0.30	$0.25
Earnings per share – diluted:(1)
Income from continuing operations available for common shareholders	$0.65	$0.60	$0.60	$0.23	$0.18
Discontinued property operations	0.20	0.04	0.41	0.06	0.07
Net income available for common shareholders	$0.85	$0.64	$1.01	$0.29	$0.25
Dividends declared(2)	$2.460	$2.460	$2.430	$2.985	$2.350
Balance Sheet Data:
Real estate owned, at cost	$2,732,218	$2,552,808	$2,343,130	$2,218,532	$1,987,853
Real estate assets, net	$1,935,221	$1,851,331	$1,720,553	$1,669,539	$1,510,289
Total assets	$1,986,826	$1,921,955	$1,783,822	$1,746,646	$1,580,125
Total debt	$1,399,596	$1,323,056	$1,264,620	$1,196,349	$1,140,046
Noncontrolling interest	$22,660	$25,648	$27,624	$33,647	$30,469
Total Mid-America Apartment Communities, Inc. shareholders’ equity and redeemable stock	$433,368	$418,774	$404,774	$448,019	$361,855
Other Data (at end of period):
Market capitalization (shares and units)(3)	$1,671,036	$1,293,145	$1,358,100	$1,745,674	$1,358,725
Ratio of total debt to total capitalization(4)	45.6%	50.6%	48.2%	40.7%	45.6%
Number of properties, including joint venture ownership interest(5)	147	145	137	138	132
Number of apartment units, including joint venture ownership interest(5)	43,604	42,554	40,248	40,293	38,227

(1)	In accordance with a change in accounting standards governing stock based compensation, we recognized $668,862 in net income attributable to Mid-America Apartment Communities, Inc. for the year ended December 31, 2006 resulting in an increase of approximately $0.03 in basic earnings per share and $0.02 in diluted earnings per share.
(2)	Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.
(3)	Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) and common shares, regardless of classification on balance sheet, as well as partnership units (value based on common stock equivalency).
(4)	Total capitalization is market capitalization plus total debt.
(5)	Property and apartment unit totals have not been adjusted to exclude properties held for sale.

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

We record all gains and losses on real estate in accordance with accounting standards governing the sale of real estate.

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

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal on long-lived assets and evaluate goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Note 7 of the Consolidated Financial Statements.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2009

We experienced a decrease in income from continuing operations before non-operating items in 2009 as the increases in revenues from new acquisitions and renovation projects were more than offset by the decrease in revenues from our same store portfolio of 1.2% over 2008. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. We acquired four properties in 2007, five properties in 2008 and four properties in 2009. We also purchased one property through a joint venture in 2009 and two properties in 2008. Offsetting some of this increased revenue stream were five property dispositions in 2007, one of which was through a joint venture, and three property dispositions in 2009.

We benefited from reduced interest expense in 2009 as our twelve month average interest rate dropped from 4.9% in 2008 to 4.3% in 2009.

As of December 31, 2009, the total number of apartment units Mid-America owned or had an ownership interest in was 43,604 in 147 communities, compared to 42,554 apartment units in 145 communities at December 31, 2008, and 40,248 apartment units in 137 communities at December 31, 2007. For communities owned 100% by Mid-America, the average effective rent per apartment unit, excluding units in lease-up, decreased to $715 at December 31, 2009 from $750 at December 31, 2008, and $737 at December 31, 2007. For these same units, overall occupancy at December 31, 2009, 2008, and 2007 was 95.2%, 93.4%, and 94.7%, respectively.

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2009, 2008, and 2007. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2009, to the Year Ended December 31, 2008

Property revenues for the year ended December 31, 2009, increased by approximately $8.4 million from the year ended December 31, 2008, due to (i) a $2.6 million increase in property revenues from the four properties acquired in 2009, or the 2009 acquisitions, (ii) a $7.1 million increase in property revenues from the five properties acquired in 2008, or the 2008 acquisitions, and (iii) a $2.5 million increase in property revenues from our development communities. These increases were partially offset by a decrease in property revenues of $3.8 million from the properties held throughout both periods. The decrease in property revenues from properties held throughout both periods was due primarily to Mid-America’s same store portfolio and was driven by a 2.2% decrease in average effective rent per unit in 2009 over 2008.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2009, increased by approximately $4.4 million from the year ended December 31, 2008, due primarily to increases of property operating expenses of (i) $1.2 million from the 2009 acquisitions, (ii) $2.8 million from the 2008 acquisitions, and (iii) $0.9 million from our development communities. These increases were partially offset by a decrease in property operating expenses of $0.5 million from the properties held throughout both periods. The decrease in property operating expenses from the properties held throughout both periods was due primarily to Mid-America’s same store portfolio and represented real estate tax expense which reflected the favorable impact of successful prior year appeals and assessment challenges.

Depreciation expense increased by approximately $5.9 million primarily due to the increases of depreciation expense of (i) $0.6 million from the 2009 acquisitions, (ii) $2.1 million from the 2008 acquisitions, (iii) $0.7 million from our development communities, and (iv) $3.5 million from fixed asset additions at communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $1.0 million from the expiration of the amortization of fair value of in place leases of communities which we previously acquired.

Interest expense decreased approximately $4.9 million in 2009 from 2008 due primarily to the decrease in our average annual borrowing cost from 4.9% in 2008 to 4.3% in 2009. This decrease was somewhat offset by an increase in our average debt outstanding by approximately $34.9 million from 2008 to 2009 to fund acquisitions and our development and redevelopment programs.

For the year ended December 31, 2009, we recorded total gains of approximately $4.6 million from the sale of three communities. We had no property dispositions in 2008.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $7.0 million in 2009 from 2008.

Comparison of the Year Ended December 31, 2008, to the Year Ended December 31, 2007

Property revenues for the year ended December 31, 2008, increased by approximately $22.4 million from the year ended December 31, 2008, due to (i) a $7.2 million increase in property revenues from the 2008 acquisitions, (ii) a $5.8 million increase in property revenues from the four properties acquired in 2007, or the 2007 acquisitions, (iii) a $1.7 million increase in property revenues from our development communities, and (iv) a $7.7 million increase in property revenues from the properties held throughout both periods. The increase in property revenues from properties held throughout both periods was generated primarily by our same store portfolio and was driven by a 1.8% increase in average effective rent per unit in 2008 over 2007.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2008, increased by approximately $12.9 million from the year ended December 31, 2007, due primarily to increases of property operating expenses of (i) $3.5 million from the 2008 acquisitions, (ii) $2.9 million from the 2007 acquisitions, (iii) $0.8 million from our development communities, and (iv) $5.7 million from the properties held throughout both periods. The increase in property operating expenses from the properties held throughout both periods consisted primarily of our same store portfolio and represented an average 3.5% increase over prior year expenses and included $591,000 of expense related to Hurricane Ike.

Depreciation expense increased by approximately $5.4 million primarily due to the increases of depreciation expense of (i) $2.3 million from the 2008 acquisitions, (ii) $1.6 million from the 2007 acquisitions, (iii) $0.3 million from our development communities, and (iv) $3.0 million from fixed asset additions at communities held throughout both periods. These increases were partially offset by a decrease in depreciation expense of $1.8 million from the expiration of the amortization of fair value of in place leases of communities which we previously acquired.

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

For the year ended December 31, 2007, we recorded total gains of approximately $5.4 million from the sale of a community owned through a joint venture. The sale of this community resulted in an additional incentive fee being paid to us of approximately $1.0 million in 2007. In 2007, we also benefited from a $9.2 million gain resulting from the sale of four communities owned directly by us. We had no property dispositions in 2008.

For the year ended December 31, 2007, we recorded net casualty gains and other settlement proceeds and gains on sale of land totaling $1.1 million. For the year ended December 31, 2008, we recorded a loss of $0.3 million for these same items.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $9.7 million in 2008 from 2007.

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

In response to the Securities and Exchange Commission’s Staff Policy Statement relating to EITF Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, we have included the amount charged to retire preferred stock in excess of carrying values in our FFO calculation.

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

The following table is a reconciliation of FFO to consolidated net income for the years ended December 31, 2009, 2008, and 2007 (dollars and shares in thousands):

	Years Ended December 31,
	2009	2008	2007
Consolidated net income	$39,221	$32,071	$43,456
Net income attributable to noncontrolling interests	(2,010)	(1,822)	(3,510)
Net income attributable to Mid-America Apartment Communities, Inc.	37,211	30,249	39,946
Depreciation of real estate assets	94,020	88,555	83,532
Net casualty (gains) loss and other settlement proceeds	(32)	247	(589)
Gains on dispositions within real estate joint ventures	—	(38)	(5,388)
Depreciation of real estate assets of discontinued operations	—	706	1,517
(Gains) loss on sales of discontinued operations	(4,649)	120	(9,164)
Depreciation of real estate assets of real estate joint ventures	970	953	15
Preferred dividend distribution	(12,865)	(12,865)	(13,688)
Net income attributable to noncontrolling interests	2,010	1,822	3,510
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	(589)
Funds from operations	$116,665	$109,749	$99,102

FFO increases for both 2009 over 2008, and 2008 over 2007 benefited from the addition of communities from the 2007 acquisitions, 2008 acquisitions and 2009 acquisitions as previously reviewed in the net income discussion above. The FFO increase for 2008 over 2007 also benefited from improved community operations from our same store portfolio.

Trends

During 2009, rental demand for apartments was weaker in most of our markets when compared to 2008. One of the primary drivers of apartment demand is job formation, and the job losses across our markets impacted apartment demand and pricing. However, relative job losses in 2009 for our markets combined were less than the national average.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. At the end of 2009, we were invested in over 48 separate markets, with 59% of our gross assets in large markets and 41% of our gross assets in select secondary markets.

Partially mitigating the severe job losses in 2009 was lower resident turnover, primarily due to fewer move-outs from buying homes. The primary reason that our residents leave us is to buy a house. In 2009, we saw both the number and the percent of total move-outs due to home buying drop as compared to 2008. According to the Census Bureau, homeownership increased from 65% to 69% of households over the ten years ending 2005. Despite the tightened credit market, in 2009 the home ownership rate was still in the 67% to 68% range. The increase from historical levels was driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit ratings. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

We also benefited on the supply side, as supply declined from 2008 and ran below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums and/or single family houses in only a few submarkets. We expect this relative new supply compression to be an even larger factor over the next several quarters as supply is expected to contract even further.

Our focus during 2009 was on sustaining occupancy as we operated in a weaker leasing market. By focusing on aggressive efforts to build and sustain traffic, and pricing aggressively, we were largely successful at this, as our same store occupancy ended the year 170 basis points over year-end 2008 and dropped only 90 basis points from the record levels of the quarter ended September 30, 2009, despite the normal seasonal decline in traffic.

Overall same store revenues decreased 1.2% compared to 2008. We believe that the decline in same store revenue will continue into 2010, primarily due to the impact of lower rents on leases signed in the latter half of 2009. However, revenue growth should resume after the economic growth returns and, most importantly, when job growth resumes which some economists project could be as soon as the middle to latter part of 2010. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

While expected continued weak employment growth is expected to keep new demand subdued, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will return for most of our markets later in 2010. Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues. The continued roll-out of ancillary services (such as re-selling cable television), improved collections, and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

During 2009, we continued to have the benefit of lower interest rates resulting from an improved market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities. Much of this was due to government action to improve liquidity in the credit markets, and resulted in a lower cost of debt for us. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased by approximately $1.0 million to $136.9 million for 2009, compared to $137.9 million for 2008, mainly related to the decrease in rental rates from 2008 to 2009. Net cash flow provided by operating activities increased by approximately $19.3 million to $137.9 million for 2008 compared to $118.6 million for 2007 mainly related to our growth through acquisitions and improved operating results in 2008.

Net cash used in investing activities was approximately $150.5 million, $243.0 million and $108.8 million for 2009, 2008 and 2007, respectively. The change in net cash used in investing activities resulted mainly from the varying levels of acquisition activity. A total of approximately $125.3 million was invested in 2009 to acquire properties, this compares to approximately $156.3 million in 2008 and $88.6 million in 2007. We began limited development activities in 2006, which used net cash of approximately $14.6 million in 2007, $22.7 million in 2008 and $6.8 million in 2009. We have also been renovating select properties using net cash of approximately $7.6 million in 2009, $18.2 million in 2008 and $11.3 million in 2007. In 2007 and

2009, we received a total of $39.2 million and $29.9 million, respectively, from the disposition of real estate assets, mainly related to property sales. No communities were sold in 2008.

Net cash provided by financing activities was $18.1 million, $97.3 million and $1.9 million for 2009, 2008 and 2007, respectively. The fluctuation in net cash provided by financing activities was mainly impacted by proceeds from issuances of common shares and units. Proceeds from issuances of common shares and units was primarily impacted by sales of common stock through our controlled equity offering program. Mid-America received a total of $32.8 million, $103.6 million and $18.8 million in net proceeds during 2009, 2008 and 2007, respectively, in relation to sales through this program. Net cash provided by financing activities in 2007 was also impacted by the redemption of our 9¼% Series F Cumulative Redeemable Preferred Stock, or Series F, for $11.9 million.

During 2009, Mid-America sold 763,000 shares of common stock through our continuous equity offering program generating net proceeds of approximately $32.8 million. In 2008 and 2007, Mid-America sold 1,955,300 shares and 323,700 shares generating net proceeds of approximately $103.6 million and $18.8 million, respectively.

During 2009, Mid-America did not offer a discount through our DRSPP and issued approximately 1,100 shares of common stock through the direct stock purchase feature of this plan, generating approximately $39,000 in proceeds. However, during 2008 and 2007, Mid-America offered an average 1.5% discount through our DRSPP and issued approximately 403,000 shares and 120,000 shares of common stock through the direct stock purchase feature of this plan, generating approximately $20 million and $6 million in proceeds, respectively.

On October 16, 2007, Mid-America redeemed all of the issued and outstanding shares of Series F for the total redemption price of $11.9 million.

The weighted average interest rate at December 31, 2009 for the $1.4 billion of debt outstanding was 4.0%, compared to the weighted average interest rate of 4.8% on $1.3 billion of debt outstanding at December 31, 2008. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2009, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $6.0 million collateralized and available to borrow at December 31, 2009. We had total borrowings outstanding under these credit facilities of $1.3 billion at December 31, 2009.

Approximately 72% of our outstanding obligations at December 31, 2009 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.04 billion, all of which was collateralized and available to borrow at December 31, 2009. We had total borrowings outstanding under the FNMA Facilities of approximately $1.00 billion at December 31, 2009. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent. While we feel this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

Approximately 21% of our outstanding obligations at December 31, 2009 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $298 million was collateralized and available to borrow at December 31, 2009. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $298 million at December 31, 2009. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen to 0.40% below LIBOR.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2009 (in thousands):

	Line Limit	Amount Collateralized	Amount Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$1,004,833
Freddie Mac Credit Facilities	300,000	298,247	298,247
Regions Credit Facility	50,000	45,774	—
Other Borrowings	96,516	96,516	96,516
Total Debt	$1,490,945	$1,484,966	$1,399,596

As of December 31, 2009, we had entered into interest rate swaps totaling a notional amount of $883 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $172 million as of December 31, 2009.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2009 (in thousands):

	Principal Balance	Average Years to Contract Maturity	Effective Rate
Conventional – Fixed Rate or Swapped	$927,076	3.3	5.4%
Tax-free – Fixed Rate or Swapped	37,405	7.2	4.7%
Conventional – Variable Rate(1)	262,829	4.9	0.9%
Conventional – Variable Rate – Capped(2)	107,936	5.5	0.8%
Tax-free – Variable Rate – Capped(2)	64,350	2.2	1.1%
Total Debt Outstanding	$1,399,596	3.9	4.0%

(1)	Includes a $15 million mortgage with an imbedded cap at a 7% rate.
(2)	When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2009 (in thousands):

	Line Limit			Other	Total
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions
2010	$—	$—	$50,000	$—	$50,000
2011	80,000	100,000	—	—	180,000
2012	80,000	—	—	—	80,000
2013	203,193	—	—	—	203,193
2014	321,236	200,000	—	18,363	539,599
2015	120,000	—	—	52,891	172,891
Thereafter	240,000	—	—	25,262	265,262
Total	$1,044,429	$300,000	$50,000	$96,516	$1,490,945

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of December 31, 2009 (in thousands):

	Swap Balances		Fixed Rate Balances	Total
	LIBOR	SIFMA (formerly BMA)		Balance	Contract Rate
2010	$140,000	$8,365	$—	$148,365	5.7%
2011	158,000	—	—	158,000	5.2%
2012	150,000	17,800	—	167,800	5.1%
2013	190,000	—	—	190,000	5.2%
2014	144,000	—	18,363	162,363	5.7%
2015	75,000	—	37,691	112,691	5.6%
Thereafter	—	—	25,262	25,262	5.6%
Total	$857,000	$26,165	$81,316	$964,481	5.4%

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government, and whose securities are now implicitly Government-guaranteed. The Agencies provide credit enhancement for approximately $1.3 billion of our debt as of December 31, 2009. The Federal Housing Finance Agency, or FHFA, which was appointed conservator of the Agencies, recognizes the importance of multifamily housing finance for healthy secondary market and housing affordability, and expects FNMA and Freddie MAC to continue underwriting and financing sound multifamily business.

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

For the year ended December 31, 2009, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $10.2 million, as compared to $12.7 million and $4.1 million for the same periods in 2008 and 2007, respectively. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of December 31, 2009, (dollars in thousands):

Contractual Obligations(1)	2010	2011	2012	2013	2014	Thereafter	Total
Long-Term Debt(2)	$1,827	$181,929	$82,036	$170,778	$536,518	$426,508	$1,399,596
Fixed Rate or Swapped Interest(3)	43,120	35,404	26,395	18,911	9,742	19,234	152,806
Operating Lease	18	18	10	—	—	—	46
Total	$44,965	$217,351	$108,441	$189,689	$546,260	$445,742	$1,552,448

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding and following tables.
(2)	Represents principal payments.
(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the financial statements.

Off-Balance Sheet Arrangements

At December 31, 2009, and 2008, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our two joint ventures with Crow Holdings (one terminated in 2005 and one terminated in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance our return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2009, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2009, Mid-America Multifamily Fund II, LLC, or Fund II, owned one property. In January 2010, Mid-America contributed a property we had acquired in December 2009 to Fund II. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 13.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. ASC 820-10-65-1 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these items, the effective date was for fiscal years beginning after November 15, 2008. We adopted ASC 820 effective January 1, 2008 and ASC 820-10-65-1 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB revised ASC 805, Business Combinations. The ASC 805 revision significantly changes the accounting for business combinations. The ASC 805 revision requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The ASC 805 revision changes the accounting treatment for certain specific items, including acquisition costs, which will generally be expensed as incurred. This could have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements. The ASC 805 revision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the ASC 805 revision effective January 1, 2009, and the expensed acquisition costs increased general and administrative expenses by $950,000 for the year ended December 31, 2009, respectively. The increased expenses decreased both basic and diluted net income available for common shareholders by $0.04 per share for the year ended December 31, 2009.

On December 4, 2007, the FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. ASC 810-10-65 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interests be a component of net income. ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted ASC 810-10-65 effective January 1, 2009 and the retrospective presentation increased total equity by $30,471,000 at December 31, 2008. The adoption did not change basic or diluted earnings per share for common shareholders and its effect on net income and income from continuing operations is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Increase in:
Income from continuing operations	$1,907	$1,718	$3,226
Net income	$2,010	$1,822	$3,510

On March 19, 2008, the FASB issued ASC 815-10-65, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. ASC 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under accounting standards for derivative instruments and hedging activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC 815-10-65 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815-10-65 effective January 1, 2009, and the required disclosures are included in Note 7 to the consolidated financial statements.

In June 2008, the FASB issued ASC 260-10-65, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method of computing earnings per share. ASC 260-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this standard. We adopted ASC 260-10-65 effective January 1, 2009 and it had a minor impact on our number of shares. The change in our number of shares decreased net income available for common shareholders by $0.01 per share for the year ended December 31, 2008 and by $0.01 per share for the year ended December 31, 2009.

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

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments. ASC 825-10-65-1 extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 7 to the consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events, which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim and financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on our consolidated financial condition or results of operations taken as a whole. For the year ended December 31, 2009, we have considered subsequent events through February 25, 2010, which is the date our consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-K.

In June 2008, the FASB issued ASC 810-10-05, Amendments to FASB Interpretation No. 46(R). ASC 810-10-05 amends events which would require reconsidering whether an entity is a variable interest entity; it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10-05 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited. Management does not believe that the adoption of this standard will have a material impact on our consolidated financial condition or results of operations taken as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates obtainable on our secured borrowings. At December 31, 2009, 46% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. Approximately 81% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2009. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For our interest rate swaps and caps, the table presents the notional amount of the swaps and caps and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in 000's).

	2010	2011	2012	2013	2014	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate(1)	$1,827	$1,929	$2,036	$2,149	$17,035	$56,340	$81,316	$74,435
Average interest rate	5.58%	5.58%	5.57%	5.59%	5.34%	5.94%	5.78%
Variable Rate(1)	$—	$180,000	$80,000	$168,629	$519,483	$370,168	$1,318,280	$1,192,864
Average interest rate	1.74%	0.78%	0.77%	0.76%	0.80%	0.87%	0.81%
Interest Rate Swaps
Variable to Fixed	$148,365	$158,000	$167,800	$190,000	$144,000	$75,000	$883,165	$(55,415)
Average Pay Rate	5.07%	4.61%	4.41%	4.58%	4.95%	4.41%	4.68%
Interest Rate Cap
Variable to Fixed	$5,095	$33,731	$23,795	$7,945	$26,720	$75,000	$172,286	$3,430
Average Pay Rate	6.00%	6.09%	6.00%	6.00%	5.00%	4.67%	5.28%

(1)	Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-2 to F-37 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2009, (the end of the period covered by this Annual Report on Form 10-K).

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the year ended December 31, 2009, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our 2010 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 — Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on our website at http://www.maac.net, on the Investor Relations page under Governance Documents. We will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at Mid-America Apartment Communities, Inc., 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in our 2010 Proxy Statement in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2010 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2010 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in our 2010 Proxy Statement in the section entitled “Proposal 2 — Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Management’s Report on Internal Control Over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009, and 2008	F-4
Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	F-8
Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008, and 2007	F-9
2. Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
Schedule III — Real Estate Investments and Accumulated Depreciation as of December 31, 2009	F-38
3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
3.2	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
3.3	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).
3.4	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
3.5	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).
3.6	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).
3.7	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
3.8	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).
3.9	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
3.10	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
3.11	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of May 20, 2008, as filed with the Tennessee Secretary of State on June 2, 2008 (Filed as Exhibit 99.A to the Registrant’s Proxy Statement filed on March 31, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Description
3.12	Amended and Restated Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2008 and incorporated herein by reference).
4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
4.2	Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).
4.3	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).
4.4	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).
4.5	Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
4.6	Form of 9¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).
4.7	Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
4.8	Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.2†	Employment Agreement between the Registrant and H. Eric Bolton, Jr. dated December 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.3†	Employment Agreement between the Registrant and Simon R.C. Wadsworth, dated January 1, 2010 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 4, 2010 and incorporated herein by reference).
10.4†	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).
10.5	AmSouth Revolving Credit Agreement (Amended and Restated) dated July 17, 2003 (Filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.6	First Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 19, 2004 (Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.7	Second Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated May 23, 2005 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement (AmSouth) dated July 16, 2007 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.9	Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 30, 2004 (Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.10	First Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.11	Second Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated April 30, 2004 (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.12	Third Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 3, 2004 (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.13	Fourth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated August 31, 2004 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.14	Fifth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated October 1, 2004 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.15	Sixth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 1, 2004 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.16	Seventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 15, 2004 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.17	Eighth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated March 31, 2005 (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.18	Ninth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated September 23, 2005 (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.19	Tenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 16, 2005 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.20	Eleventh Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated February 22, 2006 (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.21	Fourteenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P., dated December 28, 2006 (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.22	Eighteenth Amendment to Second Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., and Mid-America Apartments, L.P., dated January 30, 2008 (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.23	Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004 (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.24	First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.25	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.26	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.27	Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005 (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.28	Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005 (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.29	Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.30	Ninth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated December 28, 2006 (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.31	Thirteenth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated January 30, 2008 (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.32	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.33	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.34	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.35	Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004 (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.36	Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005 (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.37	Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006 (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.38	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.39	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.40	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.41	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.42	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid-America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.43	Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated March 2, 2004 (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.44	Amendment No. 1 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated November 17, 2005 (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.45	Amendment No. 2 to Master Credit Facility Agreement by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc., Mid-America Apartments of Texas, L.P. and Prudential Multifamily Mortgage, Inc. dated February 23, 2006 (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.46†	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.47†	Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).
10.48†	2007 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2007 and incorporated herein by reference).
10.49†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.50†	Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).
10.51	Limited Liability Company Agreement of Mid-America Multifamily Fund I, dated May 9, 2007 (Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
10.52†	Change of Control and Termination Agreement between the Registrant and Albert M. Campbell, III, dated December 5, 2008 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.53†	Change of Control and Termination Agreement between the Registrant and Thomas L. Grimes, dated December 5, 2008 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.54†	Change of Control and Termination Agreement between the Registrant and James Andrew Taylor, dated December 5, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.55†	2008 Long Term Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.56†	2008 Annual Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2008 and incorporated herein by reference).
10.57†	Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated July 3, 2008 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2008 and incorporated herein by reference).
10.58†	2009 Annual Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).
10.59†	Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated November 5, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2009 and incorporated herein by reference).
11	Statement re: computation of per share earnings (included within the Form 10-K).

Exhibit Number	Exhibit Description
14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.
(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedule:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Date: February 24, 2010	/s/ H. Eric Bolton, Jr. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 24, 2010	/s/ H. Eric Bolton, Jr. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2010	/s/ Albert M. Campbell, III Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 24, 2010	/s/ Alan B. Graf, Jr. Alan B. Graf, Jr. Director
Date: February 24, 2010	/s/ John S. Grinalds John S. Grinalds Director
Date: February 24, 2010	/s/ Ralph Horn Ralph Horn Director
Date: February 24, 2010	/s/ Philip W. Norwood Philip W. Norwood Director
Date: February 24, 2010	/s/ William B. Sansom William B. Sansom Director
Date: February 24, 2010	/s/ Simon R.C. Wadsworth Simon R.C. Wadsworth Director

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

Management conducted an assessment of Mid-America’s internal control over financial reporting as of December 31, 2009 using the framework specified in Internal Control  — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that Mid-America’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of Mid-America’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Mid-America Apartment Communities, Inc. and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 25, 2010

MID-AMERICA APARTMENT COMMUNITIES, INC.

Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets:
Real estate assets:
Land	$255,425	$240,426
Buildings and improvements	2,364,918	2,198,063
Furniture, fixtures and equipment	73,975	65,540
Capital improvements in progress	10,517	25,268
	2,704,835	2,529,297
Less accumulated depreciation	(788,260)	(694,054)
	1,916,575	1,835,243
Land held for future development	1,306	1,306
Commercial properties, net	8,721	7,958
Investments in real estate joint ventures	8,619	6,824
Real estate assets, net	1,935,221	1,851,331
Cash and cash equivalents	13,819	9,426
Restricted cash	561	414
Deferred financing costs, net	13,369	15,681
Other assets	19,731	16,840
Goodwill	4,106	4,106
Assets held for sale	19	24,157
Total assets	$1,986,826	$1,921,955
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,399,596	$1,323,056
Accounts payable	1,702	1,234
Fair market value of interest rate swaps	51,160	76,961
Accrued expenses and other liabilities	69,528	66,982
Security deposits	8,789	8,705
Liabilities associated with assets held for sale	23	595
Total liabilities	1,530,798	1,477,533
Redeemable stock	2,802	1,805
Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, $155,000 or $25 per share liquidation preference; 8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 29,095,251 and 28,224,708 shares issued and outstanding at December 31, 2009 and 2008, respectively(1)	290	282
Additional paid-in capital	988,642	954,127
Accumulated distributions in excess of net income	(510,993)	(464,617)
Accumulated other comprehensive income	(47,435)	(72,885)
Total Mid-America Apartment Communities, Inc. shareholders' equity	430,566	416,969
Noncontrolling interest	22,660	25,648
Total Equity	453,226	442,617
Total liabilities and equity	$1,986,826	$1,921,955

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2009, 2008 and 2007, are 58,038, 48,579 and 60,212, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Consolidated Statements of Operations
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007
Operating revenues:
Rental revenues	$357,008	$352,414	$331,640
Other property revenues	21,243	17,391	15,770
Total property revenues	378,251	369,805	347,410
Management fee income	293	206	34
Total operating revenues	378,544	370,011	347,444
Property operating expenses:
Personnel	47,633	46,139	42,102
Building repairs and maintenance	14,161	13,688	12,900
Real estate taxes and insurance	45,572	45,652	42,639
Utilities	22,334	21,908	20,009
Landscaping	9,548	9,146	8,594
Other operating	20,457	18,777	16,137
Depreciation	96,019	90,168	84,789
Total property operating expenses	255,724	245,478	227,170
Acquisition expenses	950	—	—
Property management expenses	17,220	16,799	17,918
General and administrative expenses	11,320	11,837	10,808
Income from continuing operations before non-operating items	93,330	95,897	91,548
Interest and other non-property income	385	509	195
Interest expense	(57,094)	(62,010)	(63,639)
Loss on debt extinguishment	(140)	(116)	(123)
Amortization of deferred financing costs	(2,374)	(2,307)	(2,407)
Incentive fees from real estate joint ventures	—	—	1,019
Net casualty loss and other settlement proceeds	32	(247)	589
Gain (loss) on sale of non-depreciable assets	15	(3)	534
Income from continuing operations before loss from real estate joint ventures	34,154	31,723	27,716
(Loss) gain from real estate joint ventures	(816)	(844)	5,330
Income from continuing operations	33,338	30,879	33,046
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	1,234	1,312	1,246
Gain (loss) on sale of discontinued operations	4,649	(120)	9,164
Consolidated net income	39,221	32,071	43,456
Net income attributable to noncontrolling interests	2,010	1,822	3,510
Net income attributable to Mid-America Apartment Communities, Inc.	37,211	30,249	39,946
Preferred dividend distributions	12,865	12,865	13,688
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	589
Net income available for common shareholders	$24,346	$17,384	$25,669
Weighted average shares outstanding (in thousands):
Basic	28,341	26,943	25,296
Effect of dilutive securities	7	141	207
Diluted	28,348	27,084	25,503
Net income available for common shareholders	$24,346	$17,384	$25,669
Discontinued property operations	(5,883)	(1,192)	(10,410)
Income from continuing operations available for common shareholders	$18,463	$16,192	$15,259
Earnings per share – basic:
Income from continuing operations available for common shareholders	$0.65	$0.60	$0.60
Discontinued property operations	0.20	0.04	0.41
Net income available for common shareholders	$0.85	$0.64	$1.01
Earnings per share – diluted:
Income from continuing operations available for common shareholders	$0.65	$0.60	$0.60
Discontinued property operations	0.20	0.04	0.41
Net income available for common shareholders	$0.85	$0.64	$1.01
Dividends declared per common share(1)	$2.460	$2.460	$2.430

(1)	Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year. Mid-America paid dividends of $2.46, $2.46 and $2.42 in 2009, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Consolidated Statements of Equity
Years Ended December 31, 2009, 2008, and 2007
(Dollars and shares in thousands, except per share data)

	Mid-America Apartment Communities, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
EQUITY AT DECEMBER 31, 2006	6,675	$67	25,033	$251	$814,006	$(379,573)	$9,850	$33,647	$478,248
Comprehensive income:
Net income	—	—	—	—	—	39,946	—	3,510	43,456
Other comprehensive income – derivative instruments (cash flow hedges)	—	—	—	—	—	—	(25,514)	(2,291)	(27,805)
Comprehensive income	—	—	—	—	—	—	—	—	15,651
Issuance and registration of common shares	—	—	461	5	25,381	—	—	—	25,386
Shares repurchased and retired	—	—	(2)	—	(123)	—	—	—	(123)
Exercise of stock options	—	—	81	—	2,040	—	—	—	2,040
Stock issued to employee stock ownership plan	—	—	17	—	876	—	—	—	876
Shares issued in exchange for units	—	—	65	1	762	—	—	(763)	—
Shares issued in exchange from redeemable stock	—	—	—	—	—	—	—	—	—
Redeemable stock fair market value	—	—	—	—	—	830	—	—	830
Adjustment for Noncontrolling Interest Ownership in operating partnership	—	—	—	—	274	—	—	(274)	—
Amortization of unearned compensation	—	—	—	—	571	—	—	—	571
Dividends on common stock ($2.43 per share)	—	—	—	—	—	(61,892)	—	—	(61,892)
Dividends on noncontrolling interest units ($2.43 per unit)	—	—	—	—	—	—	—	(6,205)	(6,205)
Redemption of preferred stock	(475)	(5)	—	—	(11,276)	(589)	—	—	(11,870)
Dividends on preferred stock	—	—	—	—	—	(13,688)	—	—	(13,688)
EQUITY BALANCE DECEMBER 31, 2007	6,200	$62	25,655	$257	$832,511	$(414,966)	$(15,664)	$27,624	$429,824
Comprehensive income:
Net income	—	—	—	—	—	30,249	—	1,822	32,071
Other comprehensive income – derivative instruments (cash flow hedges)	—	—	—	—	—	—	(57,221)	(3,579)	(60,800)
Comprehensive income	—	—	—	—	—	—	—	—	(28,729)
Issuance and registration of common shares	—	—	2,402	24	124,111	—	—	—	124,135
Shares repurchased and retired	—	—	(14)	—	(679)	—	—	—	(679)
Exercise of stock options	—	—	81	1	1,862	—	—	—	1,863
Stock issued to employee stock ownership plan	—	—	22	—	991	—	—	—	991
Shares issued in exchange for units	—	—	20	—	236	—	—	(236)	—
Shares issued in exchange from redeemable stock	—	—	10	—	413	—	—	—	413
Redeemable stock fair market value	—	—	—	—	—	312	—	—	312
Adjustment for Noncontrolling Interest Ownership in operating partnership	—	—	—	—	(6,317)	—	—	6,317	—
Amortization of unearned compensation	—	—	—	—	999	—	—	—	999
Dividends on common stock ($2.46 per share)	—	—	—	—	—	(67,347)	—	—	(67,347)
Dividends on noncontrolling interest units ($2.46 per unit)	—	—	—	—	—	—	—	(6,300)	(6,300)
Dividends on preferred stock	—	—	—	—	—	(12,865)	—	—	(12,865)
EQUITY BALANCE DECEMBER 31, 2008	6,200	$62	28,176	$282	$954,127	$(464,617)	$(72,885)	$25,648	$442,617

See accompanying notes to consolidated financial statements.

	Mid-America Apartment Communities, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Comprehensive income:
Net income	—	—	—	—	—	37,211	—	2,010	39,221
Other comprehensive income – derivative instruments (cash flow hedges)	—	—	—	—	—	—	25,450	1,509	26,959
Comprehensive income	—	—	—	—	—	—	—	—	66,180
Issuance and registration of common shares	—	—	789	8	33,694	—	—	—	33,702
Shares repurchased and retired	—	—	(27)	—	(964)	—	—	—	(964)
Exercise of stock options	—	—	2	—	54	—	—	—	54
Shares issued in exchange for units	—	—	97	—	1,132	—	—	(1,132)	—
Redeemable stock fair market value	—	—	—	—	—	(646)	—	—	(646)
Adjustment for Noncontrolling Interest Ownership in operating partnership	—	—	—	—	(693)	—	—	693	—
Amortization of unearned compensation	—	—	—	—	1,292	—	—	—	1,292
Dividends on common stock ($2.46 per share)	—	—	—	—	—	(70,076)	—	—	(70,076)
Dividends on noncontrolling interest units ($2.46 per unit)	—	—	—	—	—	—	—	(6,068)	(6,068)
Dividends on preferred stock	—	—	—	—	—	(12,865)	—	—	(12,865)
EQUITY BALANCE DECEMBER 31, 2009	6,200	$62	29,037	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Consolidated net income	$39,221	$32,071	$43,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred financing costs	98,393	93,181	88,713
Stock compensation expense	1,328	1,027	764
Stock issued to employee stock ownership plan	—	991	876
Compensation expense/redeemable stock issued	351	422	434
Amortization of debt premium	(360)	(1,410)	(2,037)
Loss from investments in real estate joint ventures	816	882	58
Loss on debt extinguishment	140	116	123
Ineffectiveness of derivative contracts	780	39	(397)
(Gain) loss on sale of non-depreciable assets	(15)	3	(534)
(Gain) loss on sale of discontinued operations	(4,649)	120	(9,164)
Gains on disposition within real estate joint ventures	—	(38)	(5,388)
Incentive fees from real estate joint ventures	—	—	(1,019)
Net casualty loss (gain) and other settlement proceeds	(32)	247	(589)
Changes in assets and liabilities:
Restricted cash	(86)	3,249	421
Other assets	177	5,649	2,559
Accounts payable	473	145	(1,674)
Accrued expenses and other	446	787	1,279
Security deposits	(113)	448	696
Net cash provided by operating activities	136,870	137,929	118,577
Cash flows from investing activities:
Purchases of real estate and other assets	(125,299)	(156,305)	(88,601)
Improvements to existing real estate assets	(38,133)	(40,248)	(33,261)
Renovations to existing real estate assets	(7,622)	(18,192)	(11,323)
Development	(6,813)	(22,699)	(14,555)
Distributions from real estate joint ventures	120	1	9,855
Contributions to real estate joint ventures	(2,731)	(7,567)	(243)
Proceeds from disposition of real estate assets	29,932	1,967	29,336
Net cash used in investing activities	(150,546)	(243,043)	(108,792)
Cash flows from financing activities:
Net change in credit lines	121,657	106,058	83,199
Proceeds from notes payable	—	38,700	—
Principal payments on notes payable	(44,757)	(84,912)	(12,891)
Payment of deferred financing costs	(3,123)	(2,835)	(1,650)
Repurchase of common stock	(964)	(679)	(123)
Proceeds from issuances of common shares and units	33,754	126,003	26,454
Distributions to noncontrolling interests	(6,128)	(6,313)	(6,221)
Dividends paid on common shares	(69,505)	(65,809)	(61,257)
Dividends paid on preferred shares	(12,865)	(12,865)	(13,779)
Redemption of preferred stock	—	—	(11,870)
Net cash provided by financing activities	18,069	97,348	1,862
Net increase in cash and cash equivalents	4,393	(7,766)	11,647
Cash and cash equivalents, beginning of year	9,426	17,192	5,545
Cash and cash equivalents, end of year	$13,819	$9,426	$17,192
Supplemental disclosure of cash flow information:
Interest paid	$55,579	$63,722	67,345
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$1,132	$236	763
Accrued construction in progress	$1,209	$3,416	1,865
Interest capitalized	$252	$826	795
Marked-to-market adjustment on derivative instruments	$26,179	$(60,707)	(27,805)
Reclass of redeemable stock from equity to liabilities	$—	$482	448

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation of Mid-America Apartment Communities, Inc.

Mid-America Apartment Communities, Inc. (“Mid-America”) is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. Mid-America owned and operated 144 apartment communities principally through its majority owned subsidiary, Mid-America Apartments, L.P., or the Operating Partnership, as of December 31, 2009. Mid-America also owned a 33.33% interest in two real estate joint ventures, Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, at December 31, 2009. Through these joint ventures Mid-America owned interest in an additional 3 communities as of December 31, 2009.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Mid-America, the Operating Partnership, and all other subsidiaries. Mid-America owns 51% to 100% of all consolidated subsidiaries.

Mid-America uses the equity method of accounting for its investments in entities for which we exercise significant influence, but do not have the ability to exercise control. Entities not consolidated are not variable interest entities. The factors considered in determining that Mid-America does not have the ability to exercise control included ownership of voting interests, protective rights of investors and participatory rights of investors.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings Per Share

In accordance with the provisions of accounting standards for earnings per share, basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards, which contain rights to non-forfeitable dividends, participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For periods where Mid-America reports a net loss available for common shareholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2009, 2008, and 2007 is presented on the Consolidated Statement of Operations.

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

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheets as “construction in progress” during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs cease upon the transfer, and the assets are depreciated over their estimated useful lives in accordance with accounting standards governing the capitalization of interest. Total interest capitalized during 2009, 2008 and 2007 was approximately $252,000, $826,000 and $795,000, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment and 3 to 5 years for computers and software.

In accordance with accounting standards for business combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets and liabilities, consisting of above and below market leases, resident relationship values and the value of in-place leases.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in gross real estate assets totaled $24.9 million, $23.3 million and $20.7 million as of December 31, 2009, 2008, and 2007, respectively. The amortization recorded as depreciation expense was $1.7 million, $2.8 million and $4.6 million for the years ending December 31, 2009, 2008, and 2007, respectively, with accumulated amortization totaling $23.6 million, $20.2 million and $14.8 million as of December 31, 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Mid-America accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluates goodwill for impairment under accounting standards for goodwill and other intangible assets. Mid-America evaluates its goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. Mid-America periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, Mid-America determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. Mid-America determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value in accordance.

Investment In and Advances to Real Estate Joint Ventures

Mid-America’s investments in our unconsolidated real estate joint ventures are recorded on the equity method as we are able to exert significant influence, but do not have a controlling interest in the joint venture.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. ASC 820-10-65-1 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these items, the

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

effective date was for fiscal years beginning after November 15, 2008. We adopted ASC 820 effective January 1, 2008 and ASC 820-10-65-1 effective January 1, 2009. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

On December 4, 2007, the FASB revised ASC 805, Business Combinations. The ASC 805 revision significantly changes the accounting for business combinations. The ASC 805 revision requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The ASC 805 revision changes the accounting treatment for certain specific items, including acquisition costs, which will generally be expensed as incurred. This could have a material impact on the way we account for property acquisitions and therefore will have a material impact on our financial statements. The ASC 805 revision applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the ASC 805 revision effective January 1, 2009, and the expensed acquisition costs increased general and administrative expenses by $950,000 for the year ended December 31, 2009, respectively. The increased expenses decreased both basic and diluted net income available for common shareholders by $0.04 per share for the year ended December 31, 2009.

On December 4, 2007, the FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. ASC 810-10-65 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This has impacted our financial statement presentation by requiring the interests in the operating partnership not owned by the company (noncontrolling interests) be presented as a component of equity in the company’s consolidated financial statements and income contributable to the noncontrolling interests be a component of net income. ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted ASC 810-10-65 effective January 1, 2009 and the retrospective presentation increased total equity by $30,471,000 at December 31, 2008. The adoption did not change basic or diluted earnings per share for common shareholders and its effect on net income and income from continuing operations is as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Increase in:
Income from continuing operations	$1,907	$1,718	$3,226
Net income	$2,010	$1,822	$3,510

On March 19, 2008, the FASB issued ASC 815-10-65, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. ASC 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under accounting standards for derivative instruments and hedging activities, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC 815-10-65 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815-10-65 effective January 1, 2009, and the required disclosures are included in Note 7 to the consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In June 2008, the FASB issued ASC 260-10-65, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities to clarify that unvested share-based awards containing nonforfeitable rights to dividends are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method of computing earnings per share. ASC 260-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this standard. We adopted ASC 260-10-65 effective January 1, 2009 and it had a minor impact on our number of shares. The change in our number of shares decreased net income available for common shareholders by $0.01 per share for the year ended December 31, 2008 and $0.01 per share for the year ended December 31, 2009.

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

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments. ASC 825-10-65-1 extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 7 to the consolidated financial statements. See also discussions in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 6.

In May 2009, the FASB issued ASC 855-10, Subsequent Events, which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim and financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on our consolidated financial condition or results of operations taken as a whole. For the year ended December 31, 2009, we have considered subsequent events through February 25, 2010, which is the date our consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-K.

In June 2008, the FASB issued ASC 810-10-05, Amendments to FASB Interpretation No. 46(R). ASC 810-10-05 amends events which would require reconsidering whether an entity is a variable interest entity; it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities. ASC 810-10-05 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited. Management does not believe that the adoption of this standard will have a material impact on our consolidated financial condition or results of operations taken as a whole.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2009 presentation. Approximately $193,000, $148,000, $128,000 and $138,000 of certain bulk cable related revenues have been reclassed from Rental Revenues to Other Property Revenues for 2008, 2007, 2006 and 2005, respectively. Additionally, certain expenses related to bulk cable which were previously netted against revenues were reclassed from Other Property Revenues to Other Operating Expenses. The expense reclassification amounts for prior years

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

were approximately $160,000, $98,000, $105,000 and $107,000 for 2008, 2007, 2006 and 2005. The reclassifications had no effect on net income available for common shareholders.

2. STOCK BASED COMPENSATION

In accordance with accounting standards governing stock based compensation Mid-American measures the amount of compensation cost based on the grant-date fair value of the equity or the liability instruments issued, and remeasures liability awards at each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

Incentive Plans Overview and Summary

Mid-America’s stock compensation plans consist of an employee stock purchase plan and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. Mid-America believes that such awards better align the interests of our employees with those of our shareholders. Total compensation costs under the Plans were approximately $1,314,000, $1,022,000 and $697,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the total unrecognized compensation cost related to the Plans was approximately $2,630,000. This cost is expected to be recognized over the remaining weighted average period of 1.7 years. Information concerning specific grants under the Plans is listed below.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan, or ESPP, provides a means for employees to purchase common stock of Mid-America at a discounted price. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. During the years ended December 31, 2009, 2008 and 2007, 6,427, 5,581 and 4,894 shares, respectively, were purchased through the ESPP. Because it is not possible to reasonably estimate fair value at the grant date, Mid-America estimates the compensation costs based on intrinsic values updated until the date of the settlement. Compensation cost recognized for the years ended December 31, 2009, 2008 and 2007, was approximately $38,000, $35,000 and $35,000, respectively.

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the day of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. Mid-America issues new shares when options are exercised. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method, which utilizes the assumptions noted in the following table. Volatility is based on the historical volatility of Mid-America’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. Mid-America uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

2. STOCK BASED COMPENSATION  – (continued)

options are exercised. Mid-America uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during 2009, 2008 or 2007; therefore, no fair value was calculated.

A summary of option activity under the Plans as of December 31, 2009, and the changes during the year then ended follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	25,782	$25.38
Granted	—	—
Exercised	(2,125)	25.52
Forfeited	(500)	25.52
Expired	—	—
Outstanding at December 31, 2009	23,157	$25.37	2.1	$530,588
Exercisable at December 31, 2009	23,157	$25.37	2.1	$530,588

The total intrinsic value of options exercised during the year ended December 31, 2009, was approximately $29,000. Cash received from the exercise of options for the year ended December 31, 2009, was approximately $54,000.

Executive 2000 Restricted Stock

In 2000, Mid-America issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. As of December 31, 2009, no shares have been vested early. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of December 31, 2009, and the changes for the year ended December 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	2,150	$22.19
Granted	—
Vested	(1,075)	$22.19
Forfeited	—
Nonvested at December 31, 2009	1,075	$22.19

As of December 31, 2009, there was approximately $4,000 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the remaining weighted average period of 0.05 years. The total fair value of shares vesting during the years ended December 31, 2009, 2008, and 2007, was approximately $24,000, $24,000 and $24,000, respectively.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

2. STOCK BASED COMPENSATION  – (continued)

Key Managers 2002 Restricted Stock

In 2002, Mid-America issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of Mid-America’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of Mid-America, as of December 31, 2009, only 81,916 shares remain issued. These shares will vest 20% on March 31 of each year for five consecutive years beginning in 2008. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of December 31, 2009, and the changes for the year ended December 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	65,529	$25.65
Granted	—
Vested	(16,385)	$25.65
Forfeited	—
Nonvested at December 31, 2009	49,144	$25.65

As of December 31, 2009, there was approximately $440,000 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the remaining weighted average period of 1.5 years. The total fair value of shares vesting during the years ended December 31, 2009 and 2008 was approximately $420,000 and $420,000, respectively. No shares vested during the year ended December 31, 2007.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

2. STOCK BASED COMPENSATION  – (continued)

A summary of the status of the Director Restricted Stock nonvested shares as of December 31, 2009, and the changes for the year ended December 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	4,002	$54.92
Granted	2,568	$35.03
Vested	(2,541)	$55.04
Forfeited	(477)	$52.34
Nonvested at December 31, 2008	3,552	$40.80

As of December 31, 2009, there was approximately $58,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.17 years. The total fair value of shares vesting during the years ended December 31, 2009, 2008, and 2007, was approximately $140,000, $150,000 and $187,000, respectively.

Key Managers 2005 Restricted Stock

In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan, or the 2005 Plan, a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares. Based on Mid-America’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006. No shares of restricted stock were issued in 2007 or 2008. As a result of three managers leaving the employment of Mid-America, as of January 1, 2009, only 22,532 shares remained issued under this plan.

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

As of December 31, 2009, there was approximately $318,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. Mid-America’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $318,000 unrecognized cost will be recognized over the remaining weighted average period of 1.16 years. The total fair value of shares vesting during the year ended December 31, 2009 was approximately $556,000. No shares vested during the years ended December 31, 2008 or 2007 under this plan.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

2. STOCK BASED COMPENSATION  – (continued)

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

For the year ended December 31, 2009, compensation costs related to the Long-Term Plan were approximately $41,000. As of December 31, 2009, there was approximately $41,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This unrecognized cost will be recognized over the remaining weighted average period of 1.0 years. The total fair value of shares vesting during the years ended December 31, 2009, 2008, and 2007, was approximately $66,200, $66,200, and $66,200, respectively.

Key Managers 2008 Restricted Stock

In 2008, the Board of Directors adopted the 2008 Key Management Restricted Stock Plan, or the 2008 Plan, a long-term incentive program for key managers and executive officers. The 2008 Plan consists of both an annual and three year program. Under the annual program participants can earn both service and performance based shares of restricted stock. The service based shares are awarded at the beginning of the 2008 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the performance program is based on employment and total shareholder return performance. Any shares earned through the annual performance program will be issued on January 1, 2010 and will vest 50% annually beginning on January 1, 2010. Participation in the three year program is limited to the executive officers and awards shares of restricted stock based upon both Mid-America’s total shareholder return performance over a three year period and that performance in relation to that of our peers. Any shares earned through the three year program will be issued on January 1, 2012 and will vest 25% annually beginning on January 1, 2013. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods. On July 1, 2008, Mid-America issued 15,920 shares of restricted stock under the annual service based program of the 2008 Plan. As a result of two managers leaving the employment of Mid-America, as of December 31, 2009, 149 shares have been forfeited and 473 shares have early vested.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

2. STOCK BASED COMPENSATION  – (continued)

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

As of December 31, 2009, there was approximately $1,769,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. Mid-America’s policy is to recognize compensation cost on a straight-line basis over the requisite service period for an entire award (rather than each portion of an award). Accordingly, the $1,769,000 unrecognized cost will be recognized over the remaining weighted average period of 2.0 years. No shares vested during the years ended December 31, 2009 or 2008.

3. COMPREHENSIVE INCOME

Total comprehensive income and its components for the years ended December 31, 2009, 2008, and 2007 were as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Consolidated net income	$39,221	$32,071	$43,456
Marked-to-market adjustment on derivative instruments	26,959	(60,800)	(27,805)
Total comprehensive (loss) income	66,180	(28,729)	15,651
Comprehensive (loss) income attributable to noncontrolling interests	3,519	(1,757)	1,219
Comprehensive (loss) income attributable to Mid-America Apartment Communities, Inc.	$62,661	$(26,972)	$14,432

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

4. REAL ESTATE JOINT VENTURES  – (continued)

In 2007, Mid-America entered into a joint venture, Mid-America Multifamily Fund I, LLC, or Fund I, with institutional capital in which we also own a 33.33% interest. In 2008, Fund I acquired two properties with a combined total of 626 units. Mid-America does not expect to make further investments through Fund I.

In 2009, Mid-America entered into a joint venture, Mid-America Multifamily Fund II, LLC, or Fund II, with institutional capital in which we as well own a 33.33% interest. In 2009, Fund II acquired one property with 294 units.

The income, contributions, distributions and ending investment balances related to Mid-America’s joint ventures consisted of the following for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	2009
	CH/Realty II	Fund I	Fund II	Total
Joint venture loss	$—	$(649)	$(167)	$(816)
Gain on joint venture asset dispositions	—	—	—	—
Management fee income	—	252	41	293
Asset and acquisition fees	—	246	99	345
Incentive fee income	—	—	—	—
Contributions to joint venture	—	(251)	(2,480)	(2,731)
Distributions from joint venture	—	120	—	120
Investment in at December 31	—	6,306	2,313	8,619
Advances to at December 31	—	—	—	—

	2008
	CH/Realty II	Fund I	Fund II	Total
Joint venture income (loss)	$8	$(890)	$—	$(882)
Gain on joint venture asset dispositions	38	—	—	38
Management fee income	—	206	—	206
Incentive fee income	—	257	—	257
Contributions to joint venture	—	—	—	—
Distributions from joint venture	(5)	(7,562)	—	(7,567)
Investment in at December 31	—	1	—	1
Advances to at December 31	—	6,824	—	6,824
	—	—	—	—

	2007
	CH/Realty II	Fund I	Fund II	Total
Joint venture loss	$(11)	$(47)	$—	$(58)
Gain on joint venture asset dispositions	5,388	—	—	5,388
Management fee income	34	—	—	34
Incentive fee income	1,019	—	—	1,019
Contributions to joint venture	(28)	(215)	—	(243)
Distributions from joint venture	9,855	—	—	9,855
Investment in at December 31	—	168	—	168
Advances to at December 31	—	—	—	—

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

5. BORROWINGS

Mid-America maintains a total of $1,044 millionof secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA (the “FNMA Facilities”). The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2011 through 2018.The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for Mid-America, has historically approximated three-month LIBOR less an average of 0.16% over the life of the FNMA Facilities, plus a fee of 0.49% to 0.67%. Borrowings under the FNMA Facilities totaled $1,005 million at December 31, 2009, with no fixed balances outstanding, and the entire $1,005 million under the variable rate portion of the facility at an average rate of 0.8%. The available borrowing base capacity at December 31, 2009, was $1,044 million. Commitment fees related to our unused FNMA Facilities totaled approximately $186 thousand for the year ended December 31, 2009. Mid-America has 21 interest rate swap agreements, totaling a notional amount of $666 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.3%. The interest rate swaps have maturities between 2010 and 2015. The swaps are highly effective and are designed as cash flow hedges. Mid-America has also entered into sixteen interest rate caps totaling a notional amount of $157 million which are designated against the FNMA Facilities. These interest rate caps have maturities between 2010 and 2016 and eleven are set at 6.0%, two set at 5.0%, two set at 4.5%, and one is set at 6.5%. The FNMA Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

Mid-America has a $300 million credit facility with Freddie MAC (the “Freddie Mac Facility”). At December 31, 2009, Mid-America had $298 million borrowed against the Freddie Mac Facility at an interest rate of 0.7%. Commitment fees related to our Freddie Mac Facility totaled approximately $11 thousand for the year ended December 31, 2009. Mid-America has thirteen interest rate swap agreements, totaling a notional amount of $217 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.3%. The interest rate swaps expire between 2011 and 2014. Mid-America has also entered into one interest rate cap totaling a notional amount of $15 million which is designated against the Freddie Mac Facility. This interest rate cap has a 2014 maturity and is set at 5.0%.

Mid-America also maintains a $50 million secured credit facility with two banks led by Regions Bank (the “AmSouth Credit Line”; formerly with AmSouth Bank before their merger in 2006). The AmSouth Credit Line bears an interest rate of LIBOR plus a spread of 1.25%. This credit line expires in May 2010 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2009, Mid-America had $46 million available to be borrowed under the AmSouth Credit Line agreement with $0 borrowed under this facility at an interest rate of 1.7%. Approximately $2 million of the facility is used for letters of credit.

Each of Mid-America’s credit facilities is subject to various covenants and conditions on usage. If Mid-America were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect Mid-America’s liquidity. Moreover, if Mid-America were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on Mid-America. Mid-America believes it was in compliance with these covenants and conditions on usage at December 31, 2009.

At December 31, 2009, Mid-America had $70 million of fixed rate conventional individual property mortgages with an average interest rate of 5.9% and an average maturity of 2020, a $15 million variable rate mortgage with an embedded cap rate of 7% at an interest rate of 3.6% with a maturity in 2015, and a $11 million fixed rate tax exempt individual property mortgage with an interest rate of 5.3% and a maturity in 2028.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

5. BORROWINGS  – (continued)

At December 31, 2009, Mid-America had $263 million (after considering the impact of interest rate swap and cap agreements in effect) conventional variable rate debt outstanding at an average interest rate of 0.9%, $108 million of capped conventional variable rate debt at an average interest rate of 0.8%, and an additional $64 million of capped tax-free variable rate debt at an average rate of1.1%. The interest rate on all other debt, totaling $964 million, was hedged or fixed at an average interest rate of 5.4%.

As of December 31, 2009, Mid-America estimated that the weighted average interest rate on Mid-America’s debt was 4.0%.

The following table summarizes Mid-America’s indebtedness at December 31, 2009, and 2008, (dollars in millions):

	At December 31, 2009				Balance at December 31, 2008
	Actual Interest Rates	Average Interest Rate	Maturity	Balance
Fixed Rate:
Taxable	5.30% – 6.21%	5.86%	2014 – 2044	$70.1	$136.4
Tax-exempt	5.27%	5.27%	2028	11.2	11.6
Interest rate swaps	4.38% – 6.42%	5.32%	2010 – 2015	883.2	908.2
				$964.5	$1,056.2
Variable Rate:(1)
Taxable	0.67% – 1.22%	0.91%	2010 – 2018	262.8	179.8
Tax-exempt	—	—	—	—	4.8
Interest rate caps	0.71% – 1.04%	0.89%	2010 – 2016	172.3	82.3
				435.1	266.9
				$1,399.6	$1,323.1

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2009, and 2008, respectively which results in Mid-America paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

The following table includes scheduled principal repayments on the borrowings at December 31, 2009, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2010	$1,827	$—	$1,827
2011	1,929	180,000	181,929
2012	2,036	80,000	82,036
2013	2,149	168,629	170,778
2014	1,600	534,918	536,518
Thereafter	32,840	393,668	426,508
	$42,381	$1,357,215	$1,399,596

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

6. DERIVATIVE FINANCIAL INSTRUMENTS

Following are the details of the interest rate swaps that were entered into as of December 31, 2009 (dollars in thousands):

	Notional Balance	Interest Rate		Expiration
		Variable Leg Base	Fixed Leg
Interest rate swaps designated against the FNMA Facilities
	$50,000	3-month LIBOR	5.48%	2010
	40,000	3-month LIBOR	5.54%	2010
	50,000	3-month LIBOR	5.36%	2011
	25,000	3-month LIBOR	5.15%	2012
	50,000	3-month LIBOR	5.29%	2012
	50,000	3-month LIBOR	5.00%	2012
	50,000	3-month LIBOR	5.06%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.34%	2013
	25,000	3-month LIBOR	5.89%	2013
	25,000	3-month LIBOR	6.10%	2014
	50,000	3-month LIBOR	6.22%	2010
	25,000	3-month LIBOR	6.09%	2014
	25,000	3-month LIBOR	5.02%	2012
	25,000	3-month LIBOR	5.12%	2013
	50,000	3-month LIBOR	4.94%	2015
	25,000	3-month LIBOR	4.58%	2011
	25,000	3-month LIBOR	5.21%	2015
	640,000		5.37%
Interest rate swaps designated against the FNMA Tax-Free Bond Facility
	8,365	BMA Municipal Swap Index	4.73%	2010
	10,800	BMA Municipal Swap Index	4.42%	2012
	7,000	BMA Municipal Swap Index	4.42%	2012
	26,165		4.51%
Interest rate swaps designated against the Freddie Mac Facility
	26,000	3-month LIBOR	5.40%	2011
	10,000	3-month LIBOR	5.11%	2011
	15,000	3-month LIBOR	5.19%	2011
	15,000	3-month LIBOR	5.72%	2011
	17,000	3-month LIBOR	5.53%	2011
	10,000	1-month LIBOR	6.25%	2014
	10,000	1-month LIBOR	6.42%	2014
	10,000	1-month LIBOR	5.87%	2014
	10,000	3-month LIBOR	5.72%	2014
	7,000	3-month LIBOR	5.72%	2014
	22,000	3-month LIBOR	4.38%	2014
	40,000	3-month LIBOR	4.82%	2013
	25,000	3-month LIBOR	4.87%	2014
	217,000		5.27%
Total interest rate swaps entered into as of December 31, 2009	$883,165		5.32%

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

6. DERIVATIVE FINANCIAL INSTRUMENTS  – (continued)

At December 31, 2009, all of Mid-America’s interest rate swaps and interest rate caps were designated as cash flow hedges. As of December 31, 2009, and 2008, we recorded a liability for derivatives of approximately $55.4 million and $78.4 million, respectively, to fair market value of interest rate swaps and accrued expenses and other liabilities on the consolidated balance sheet. We also recorded approximately $3.4 million and $0.1 million as of December 31, 2009, and 2008, respectively, to other assets on the consolidated balance sheets. The fair market value of interest rate swaps, accrued expenses and other liabilities, and other assets line items represent the fair values of the interest rate swaps and interest rate caps. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2010, we estimate that an additional $32.0 million will be reclassified as an increase to interest expense. See also discussions in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 1 and Note 7.

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 31, 2009, and 2008, total $81 million and $148 million, respectively, and have estimated fair values of $74 million and $142 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2009, and 2008. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2009, and 2008, total $1,318 million and $1,175 million, respectively, and have estimated fair values of $1,193 million and $1,078 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2009, and 2008.

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

We utilize derivative financial instruments that can be designated as cash flow hedges and which are expected to be highly effective in reducing the interest rate risk exposure that they are designed to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the criteria qualifying for hedge accounting treatment are formally designated as hedging instruments at the inception of the derivative contract. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective, strategy for undertaking the hedge transaction, and methods of assessing effectiveness and measuring ineffectiveness. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS  – (continued)

All of our derivative financial instruments are reported at fair value, are represented on the consolidated balance sheet within other assets, fair market value of interest rate swaps, and accrued expenses and other liabilities, and are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions through interest rate swaps that convert variable payments to fixed payments and interest rate caps that limit the exposure to rising interest rates. As of December 31, 2009, we have entered into 34 interest rate swaps and 17 interest rate caps with a total notional balance of $883.2 million and $172.3 million, respectively. As of December 31, 2009, and 2008, we recorded a liability for derivatives of approximately $55.4 million and $78.4 million, respectively, to fair market value of interest rate swaps and accrued expenses and other liabilities on the consolidated balance sheet. We also recorded approximately $3.4 million and $0.1 million as of December 31, 2009, and 2008, respectively, to other assets on the consolidated balance sheets. The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and 2008, respectively.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets as of
December 31, 2009 and 2008

Derivatives designated as hedging instruments	Asset Derivatives				Liability Derivatives
	December 31, 2009 (dollars in thousands)		December 31, 2008 (dollars in thousands)		December 31, 2009 (dollars in thousands)		December 31, 2008 (dollars in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other assets	$3,430	Other assets	$51	Fair Market Value of Interest Rate Swaps & Accrued expenses and other liabilities	$55,415	Fair Market Value of Interest Rate Swaps & Accrued expenses and other liabilities	$78,440
Total derivatives designated as hedging instruments		$3,430		$51		$55,415		$78,440

The unrealized gains/losses in the fair value of these hedging instruments are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to earnings. As of December 31, 2009, 2008, and 2007 the year-to-date ineffective portion of the hedging transactions reclassified to earnings was a $724,000 increase, a $93,000 decrease, and a $470,000 decrease, respectively, to interest expense. The current year increase to interest expense consisted of $131,000 attributable to 2009 interest rate and fair value fluctuations and a $593,000 reclassification from other comprehensive income to interest expense. The reclassification resulted from the reversal of prior period realized gains between the derivative instrument and the hedged debt transaction.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS  – (continued)

The table below presents our financial performance of assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2009, and 2008.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
for the Years Ended December 31, 2009 and 2008 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	12/31/2009	12/31/2008		12/31/2009	12/31/2008		12/31/2009	12/31/2008
Interest rate contracts	$23,478	$(62,826)	Interest Expense	$(31,920)	$(10,883)	Interest Expense	$(728)	$92
Total	$23,478	$(62,826)		$(31,920)	$(10,883)		$(728)	$92

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

As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position is $54.5 million. Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac. These derivative instrument contracts require that our credit enhancing party maintain credit ratings above a certain level. If the credit rating of the credit enhancing party were to fall below these levels, it would trigger additional collateral to be deposited with the counterparty up to 100 percent of the liability position of the derivative contracts. As of December 31, 2009, the total maximum liability was $54.5 million of which our credit enhancing parties would be responsible for posting up to $31.7 million and we would be responsible for posting up to $22.8 million. If our credit enhancing parties are unwilling or unable to post their portion, we could be required to post the full collateral amount. Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P. The following table summarizes the credit ratings that would trigger the credit-risk-related contingent features, along with the combined amount that would be required to post under each credit rating scenario, if triggered, as of December 31, 2009.

As of December 31, 2009
Credit Rating		Required Collateral
Moody's	S&P
Aaa	AAA	$—
Aa1	AA+	$—
Aa2	AA	$—
Aa3	AA-	$—
A1	A+	$(3,194,361)
A2	A	$(6,703,499)
A3	A-	$(46,114,045)
Baa1	BBB+	$(54,497,461)

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS  – (continued)

Certain of our derivative contracts contain a cross default provision under which a default under certain of our other indebtedness in excess of a threshold amount causes an event of default under the agreement. Threshold amounts range from $1 million to $75 million. As of December 31, 2009, the fair value of derivatives containing cross default provisions was in a liability position of $14.2 million. Following an event of default, a termination event may occur, and we would be required to settle our obligations under the agreements at their termination value of $14.7 million as of December 31, 2009. Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

In accordance with accounting standards for determining fair values, we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. However, we have determined that the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of our own default as well as the default of our counterparties. As of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.

The table below presents the Mid-America’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Derivative financial instruments	$—	$—	$51	$51
Liabilities
Derivative financial instruments	$—	$—	$78,440	$78,440

The table below presents Mid-America’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Derivative financial instruments	$—	$—	$3,430	$3,430
Liabilities
Derivative financial instruments	$—	$—	$55,415	$55,415

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS  – (continued)

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
at December 31, 2009
(dollars in thousands)

	Balance at 12/31/2008	Total Gain or (Loss) Included in Income	Total Realized and Unrealized Gains Included in Other Comprehensive Income	Purchases, Issuances and Settlements	Net Transfers In and/or Out of Level 3	Balance at 12/31/2009
Derivative financial instruments	$(78,389)	$(32,648)	$56,125	$2,927	$—	$(51,985)

Changes in Level 3 Assets/(Liabilities) Measured at Fair Value on a Recurring Basis
for the period October 1, 2009 to December 31, 2009
(dollars in thousands)

	Balance at 9/30/2009	Total Gain or (Loss) Included in Income	Total Realized and Unrealized Gains Included in Other Comprehensive Income	Purchases, Issuances and Settlements	Net Transfers In and/or Out of Level 3	Balance at 12/31/2009
Derivative financial instruments	$(60,893)	$(9,403)	$17,139	$1,172	$—	$(51,985)

Of the instruments for which Mid-America utilized significant Level 3 inputs to determine fair value and that were still held by Mid-America at December 31, 2009, the unrealized gain for the year ended December 31, 2009 was $56.0 million. The fair value of these instruments is reported on the balance sheet in Other assets, Fair market value of interest rate swaps, and Accrued expenses and other liabilities, with a corresponding adjustment for the unrealized gains/losses to Accumulated other comprehensive income, with any ineffective portion of the hedging transactions reclassified to interest expense. We use three major banks to provide approximately 80% of our swaps, JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank, all of which have high investment grade ratings from Moody’s and S&P. Our interest rate swaps with JP Morgan Chase, Royal Bank of Canada, and Deutsche Bank had liability positions on our Condensed Consolidated Balance Sheets of $5.6 million, $20.8 million and $22.2 million, respectively, as of December 31, 2009.

Both observable and unobservable inputs may be used to determine the fair value of positions that Mid-America has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The fair value estimates presented herein are based on information available to management as of December 31, 2009, and 2008. These estimates are not necessarily indicative of the amounts Mid-America could ultimately realize. See also discussions in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 1 and Note 6.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

8. COMMITMENTS AND CONTINGENCIES

Mid-America is not presently subject to any material litigation nor, to Mid-America’s knowledge, with advice of legal counsel, is any material litigation threatened against us. We are subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.

Mid-America had operating lease expense of approximately $17,600, $13,000 and $11,300 for the years ended December 31, 2009, 2008 and 2007, respectively. Mid-America has commitments of approximately $18,200 in 2010, $17,600 in 2011 and $9,700 in 2012 under operating lease agreements outstanding at December 31, 2009.

9. INCOME TAXES

No provision for federal income taxes has been made in the accompanying consolidated financial statements. Mid-America has made an election to be taxed as a Real Estate Investment Trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code. As a REIT, Mid-America is generally not subject to federal income tax to the extent that we distribute 100% of our taxable income to our shareholders. We must meet certain requirements, including the requirement to distribute at least 90% of our taxable income, to maintain REIT status. If we fail to qualify as a REIT in any taxable year, Mid-America will be subject to the federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even though we qualify for taxation as a REIT, Mid-America may be subject to certain federal, state and local taxes on our income and property and to federal income and excise tax on our undistributed income.

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2008 and 2007 and the estimated taxability for 2009:

	2009	2008	2007
Per common share
Ordinary income	$1.61	$1.43	$1.44
Capital gains	0.17	—	0.47
Return of capital	0.68	1.03	0.51
Total	$2.46	$2.46	$2.42

In June 2006, the FASB issued ASC 740-10-50 which clarifies the accounting for uncertainty in income taxes recognized in financial statements. Mid-America adopted ASC 740-10-50 effective January 1, 2007. ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. Mid-America has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There has been no significant changes in unrecognized tax benefits following the adoption date.

ASC 740-10-50 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued on our balance sheet as of December 31, 2009 and 2008.

Mid-America’s tax years that remain subject to examination for U.S. federal purposes range from 2006 through 2008. Our tax years that remain open for state examination vary but range from 2005 through 2008.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

10. SHAREHOLDER’S EQUITY

Noncontrolling Interest

Noncontrolling interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership, or Operating Partnership Units. Mid-America is the sole general partner of the Operating Partnership. Net income is allocated to the noncontrolling interest based on their respective ownership percentage of the Operating Partnership. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the noncontrolling interest and Mid-America. Such transactions and the related proceeds are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

Mid-America’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of Mid-America. At December 31, 2009, a total of 2,305,652 units were outstanding and redeemable to Mid-America by the holders of the units for 2,305,652 shares of common stock or approximately $111,317,000, based on the closing price of Mid-America’s common stock on December 31, 2009 of $48.28 per share, at Mid-America’s option. At December 31, 2008, a total of 2,403,515 units were outstanding and redeemable to Mid-America by the holders of the units for 2,403,515 shares of common stock or approximately $89,315,000, based on the closing price of Mid-America’s common stock on December 31, 2008 of $37.16 per share, at Mid-America’s option.

The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2009, 2008 and 2007 was allocated approximately 8.2%, 8.7% and 9.4%, respectively, to holders of Operating Partnership Units and 91.8%, 91.3% and 90.6%, respectively, to Mid-America.

Series F Preferred Stock

In 2002, Mid-America issued Series F Cumulative Redeemable Preferred Stock, or Series F Preferred Stock, with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.3125 per share, payable monthly. On October 16, 2007, Mid-America redeemed all of the 474,500 issued and outstanding shares of the Series F Preferred Stock for $11.9 million.

Series H Preferred Stock

In 2003, Mid-America issued the Series H Preferred Stock with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.075 per share, payable quarterly. Mid-America has outstanding 6,200,000 Series H Preferred Stock shares for which it received net proceeds of $150.1 million. On and after August 11, 2008, the Series H Preferred Stock shares became redeemable for cash at the option of Mid-America, in whole or in part, at a redemption price equal to the liquidation preference plus dividends owed and unpaid to the redemption date.

Direct Stock Purchase and Distribution Reinvestment Plan

Mid-America has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which Mid-America's shareholders have the ability to reinvest all or part of their distributions from Mid-America’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into Mid-America’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. Mid-America, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, Mid-America may

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

10. SHAREHOLDER’S EQUITY  – (continued)

either issue additional shares of common stock or repurchase common stock in the open market. We have registered with the Securities and Exchange Commission the offer and sale of up to 7,600,000 shares of common stock pursuant to the DRSPP. We may elect to sell shares under the DRSPP at up to a 5% discount.

Common stock shares totaling 25,406 in 2009, 421,794 in 2008 and 136,483 in 2007 were acquired by shareholders under the DRSPP. Mid-America offered an average of a 1.5% discount for optional cash purchases in 2008 and 2007. We did not offer a discount for optional cash purchases through the DRSPP in 2009.

Controlled Equity Offering

On November 3, 2006, Mid-America entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program. On July 3, 2008, Mid-America entered into a second agreement with Cantor Fitzgerald & Co. with materially the same terms for an additional 1,350,000 shares and on November 5, 2009 we entered into a third agreement with Cantor Fitzgerald & Co. with materially the same terms for an additional 4,000,000 shares.

During the years ended December 31, 2009, 2008 and 2007, Mid-America sold 763,000, 1,955,300 and 323,700 shares of common stock for net proceeds of $32.8 million, $103.6 million and $18.8 million, respectively.

Stock Repurchase Plan

In 1999, Mid-America’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of Mid-America’s common stock. Through December 31, 2009, Mid-America has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2009 under the plan.

11. EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 2.

401(k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. Mid-America may, but is not obligated to, make matching contributions up to 6% of the participant’s compensation. Mid-America’s contribution to this plan was approximately $161,000, $405,000 and $483,000 in 2009, 2008, and 2007, respectively.

Non-Qualified Deferred Compensation Retirement Plan

Mid-America has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in Mid-America’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and Mid-America may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in Mid-America’s 401(k) Savings Plan. Mid-America’s match to this plan in 2009, 2008 and 2007 was approximately $4,000, $63,000 and $43,000, respectively.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

11. EMPLOYEE BENEFIT PLANS  – (continued)

Non-Qualified Deferred Compensation Plan for Outside Company Directors

In 1998, Mid-America established the Non-Qualified Deferred Compensation Plan for Outside Company Directors, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by Mid-America as shares of Mid-America common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of Mid-America common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

During 2009, 2008 and 2007, Mid-America issued 6,100, 6,600 and 5,572 shares of common stock, respectively, with weighted-average grant date fair values of $37.26, $47.92 and $51.29, respectively, to outside directors.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately in Retained Earnings because the directors have redemption rights not solely within the control of Mid-America. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. Accordingly, $0 and $246,000 was recorded in accrued expenses and other liabilities at December 31, 2009, and 2008, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of Mid-America is eligible to participate in the ESOP after completing one year of service with Mid-America. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. Mid-America contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2008 and 2007, Mid-America contributed approximately $991,000 and $876,000, respectively, to the ESOP which purchased an additional 21,822 shares and 16,613 shares of common stock with weighted-average grant date fair values of $45.41 and $52.75, respectively. Mid-America did not contribute to the ESOP during 2009.

Restricted Stock and Stock Option Plan

Mid-America adopted the 1994 Restricted Stock and Stock Option Plan, or the 1994 Plan, to provide incentives to attract and retain independent directors, executive officers and key employees. As of January 31, 2004, no further awards may be granted under this plan. The 1994 Restricted Stock and Stock Option Plan was replaced by the 2004 Stock Plan (collectively the “Plans”) by shareholder approval at the May 24, 2004, Annual Meeting of Shareholders. The Plans provide(d) for the granting of options to purchase a specified number of shares of common stock, or Options, or grants of restricted shares of common stock, or Restricted Stock. The Plan also allow(ed) Mid-America to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The 1994 Plan authorized the issuance of 2,400,000 common shares or options to acquire shares. The 2004 Stock Plan authorizes the issuance of 500,000 common shares or options to acquire shares. Under the terms of the 1994 Plan, Mid-America could advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from the date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. Mid-America has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, Mid-America will pay bonuses to these employees equal to 3% of the original note balance on

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

11. EMPLOYEE BENEFIT PLANS  – (continued)

each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, Mid-America entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with Mid-America. Mid-America also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by Mid-America.

As of December 31, 2009, Mid-America had one advance outstanding relating to the Plan totaling approximately $35,000, which is recorded in other assets in the accompanying consolidated balance sheets. The $35,000 advance at December 31, 2009, is to one former executive officer, has an interest rate of 6.4% and matures in May 2010.

12. EARNINGS FROM DISCONTINUED OPERATIONS

The four communities that Mid-America sold in 2007, along with the three communities that Mid-America sold in 2009, have been classified as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the three years ended December 31, 2009, (dollars in thousands):

	2009	2008	2007
Revenues:
Rental revenues	$3,097	$5,362	$7,424
Other revenues	130	274	390
Total revenues	3,227	5,636	7,814
Expenses:
Property operating expenses	1,920	3,130	3,919
Depreciation and amortization	—	706	1,517
Other non-property income	—	—	(1)
Interest expense	73	488	1,133
Income on debt extinguishment	—	—	—
Total expenses	1,993	4,324	6,568
Earnings from discontinued operations before gain on sale and settlement proceeds	1,234	1,312	1,246
Gain (loss) on sale	4,649	(120)	9,164
Earnings from discontinued operations	$5,883	$1,192	$10,410

13. RELATED PARTY TRANSACTIONS

Pursuant to management contracts with Mid-America’s joint ventures, Mid-America manages the operations of the joint venture apartment communities for a fee of 4% of the revenues of the joint venture. Mid-America received approximately $293,000, $206,000 and $34,000 as management fees from the joint ventures in 2009, 2008, and 2007, respectively. Also in 2009 and 2008, Mid-America received approximately $83,000 and $50,000, respectively of acquisition fees, $245,000 and $185,000, respectively in asset management fees and $17,000 and $22,000, respectively in construction management fees from our joint ventures. No such fees were received in 2007.

Mid-America has an advance to one former executive officer through the 1994 Plan as discussed in Note 11.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

14. SEGMENT INFORMATION

At December 31, 2009, Mid-America owned or had an ownership interest in 147 multifamily apartment communities in 13 different states from which we derive all significant sources of earnings and operating cash flows. Mid-America’s operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of Mid-America. Mid-America’s senior management evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet Mid-America’s return criteria and long term investment goals. Mid-America defines each of our multifamily communities as an individual operating segment. We have also determined that all of our communities have similar economic characteristics and meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition and operation of the multifamily communities owned.

15. SUBSEQUENT EVENTS

Dispositions

On January 28, 2010, Mid-America Apartments, LP sold Legacy at Western Oaks to Mid-America Multifamily Fund II, LLC, one of our joint ventures. For tax purposes, this transaction was considered a contribution.

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
Total operating revenues	$93,664	$94,562	$94,999	$95,319
Income from continuing operations before non-operating items	$25,084	$24,526	$21,749	$21,971
Interest expense	$(14,229)	$(14,472)	$(14,371)	$(14,022)
Net casualty (loss) gains and other settlement proceeds	$(144)	$—	$(109)	$285
(Loss) income from real estate joint ventures	$(196)	$(156)	$(288)	$(176)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	$421	$326	$311	$176
(Loss) gain on sale of discontinued operations	$1,432	$1,155	$13	$2,049
Consolidated net income	$11,845	$10,718	$6,878	$9,780
Net income attributable to noncontrolling interest	$(706)	$(570)	$(260)	$(474)
Net income attributable to Mid-America Apartment Communities, Inc.	$11,139	$10,148	$6,618	$9,306
Net income available for common shareholders	$7,923	$6,931	$3,402	$6,090
Per share:
Net income available per common share – basic	$0.28	$0.25	$0.12	$0.21
Net income available per common share – diluted	$0.28	$0.25	$0.12	$0.21
Dividend paid	$0.615	$0.615	$0.615	$0.615

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)  – (continued)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Total operating revenues	$90,777	$91,462	$93,820	$93,952
Income from continuing operations before non-operating items	$24,753	$24,258	$23,046	$23,840
Interest expense	$(16,205)	$(15,035)	$(15,039)	$(15,731)
Net casualty (loss) gains and other settlement proceeds	$128	$416	$(1,131)	$340
(Loss) income from real estate joint ventures	$(83)	$(199)	$(274)	$(288)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	$200	$148	$386	$578
(Loss) gain on sale of discontinued operations	$(59)	$(61)	$—	$—
Consolidated net income	$8,211	$9,157	$6,514	$8,189
Net income attributable to noncontrolling interest	$(532)	$(513)	$(321)	$(456)
Net income attributable to Mid-America Apartment Communities, Inc.	$7,679	$8,644	$6,193	$7,733
Net income available for common shareholders	$4,463	$5,427	$2,977	$4,517
Per share:
Net income available per common share – basic	$0.17	$0.20	$0.11	$0.16
Net income available per common share – diluted	$0.17	$0.20	$0.11	$0.16
Dividend paid	$0.615	$0.615	$0.615	$0.615

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties as discontinued operations and the reclassification of certain expenses related to a bulk cable program which had been previously netted in revenues.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2009, 2008, and 2007

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)  – (continued)

A reconciliation of the affected financial data is below (in thousands):

	Values as Originally Reported	Held For Sale	Bulk Cable Reclass	Values as Reported at December 31, 2009
First Quarter 2009
Total operating revenues	$93,600	$—	$64	$93,664
Second Quarter 2009
Total operating revenues	94,433	—	129	94,562
Third Quarter 2009
Total operating revenues	94,524	—	475	94,999
First Quarter 2008
Total operating revenues	92,144	(1,395)	28	90,777
Income from continuing operations before non-operating items	25,082	(329)	—	24,753
Interest expense	(16,334)	129	—	(16,205)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	—	200	—	200
Second Quarter 2008
Total operating revenues	92,834	(1,398)	26	91,462
Income from continuing operations before non-operating items	24,516	(258)	—	24,258
Interest expense	(15,145)	110	—	(15,035)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	—	148	—	148
Third Quarter 2008
Total operating revenues	93,473	319	28	93,820
Income from continuing operations before non-operating items	22,887	159	—	23,046
Interest expense	(15,004)	(35)	—	(15,039)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	510	(124)	—	386
Fourth Quarter 2008(1)
Total operating revenues	93,874	—	78	93,952
Income from continuing operations before non-operating items	23,697	143	—	23,840
Interest expense	(15,654)	(77)	—	(15,731)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	644	(66)	—	578

(1)	As originally reported in the registrant’s Form 8-K filed on February 5, 2009. In the fourth quarter of 2008, a property which had previously been classified as held for sale was removed from such classification. As a result of the adjustments to remove the property from discontinued operations, some line item values not affecting net income were misadjusted between the third and fourth quarters of 2008. The adjustment did not impact the full year 2008 values.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

Property	Location	Encumbrances		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2009(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(22)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Eagle Ridge	Birmingham, AL	—	(1)	$851	$7,667	$—	$2,700	$851	$10,367	$11,218	$(4,298)	$6,920	1986	1-40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	1,764	524	6,488	7,012	(2,994)	4,018	1987	1-40
Paddock Club Huntsville	Huntsville, AL	—	(1)	909	10,152	830	11,046	1,739	21,198	22,937	(7,823)	15,114	1989/98	1-40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	1,148	965	14,338	15,303	(4,700)	10,603	1999	1-40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	5,163	1,026	14,407	15,433	(6,820)	8,613	1987	1-40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	2,498	960	11,140	12,100	(5,317)	6,783	1984	1-40
Westside Creek I & II	Little Rock, AR	—	(1)	1,270	11,463	1	3,285	1,271	14,748	16,019	(6,537)	9,482	1984/86	1-40
Edge at Lyon’s Gate	Phoenix, AZ	—		7,901	27,577	—	267	7,901	27,844	35,745	(1,716)	34,029	2007	1-40
Talus Ranch	Phoenix, AZ	—		12,741	49,636	—	556	12,741	50,192	62,933	(7,288)	55,645	2005	1-40
Sky View Ranch	Gilbert, AZ	—		2,668	14,832	—	171	2,668	15,003	17,671	(542)	17,129	2007	1-40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	4,559	1,024	13,778	14,802	(6,603)	8,199	1985	1-40
Marsh Oaks	Atlantic Beach, FL	—	(1)	244	2,829	—	1,537	244	4,366	4,610	(2,396)	2,214	1986	1-40
Indigo Point	Brandon, FL	—		1,167	10,500	—	2,690	1,167	13,190	14,357	(4,798)	9,559	1989	1-40
Paddock Club Brandon	Brandon, FL	—	(2)	2,896	26,111	—	1,943	2,896	28,054	30,950	(11,213)	19,737	1997/99	1-40
Preserve at Coral Square	Coral Springs, FL	—	(6)	9,600	41,206	—	2,554	9,600	43,760	53,360	(9,239)	44,121	1996	1-40
Anatole	Daytona Beach, FL	7,000	(9)	1,227	5,879	—	2,468	1,227	8,347	9,574	(4,228)	5,346	1986	1-40
Paddock Club Gainesville	Gainesville, FL	—	(2)	1,800	15,879	—	1,052	1,800	16,931	18,731	(5,347)	13,384	1999	1-40
Cooper’s Hawk	Jacksonville, FL	—	(2)	854	7,500	—	2,256	854	9,756	10,610	(5,112)	5,498	1987	1-40
Hunter’s Ridge at Deerwood	Jacksonville, FL	—	(7)	1,533	13,835	—	4,331	1,533	18,166	19,699	(7,759)	11,940	1987	1-40
Lakeside	Jacksonville, FL	—	(1)	1,431	12,883	(1)	6,940	1,430	19,823	21,253	(10,792)	10,461	1985	1-40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	36,431	—	1,785	4,047	38,216	42,263	(9,404)	32,859	2003	1-40
Paddock Club Jacksonville	Jacksonville, FL	—	(1)	2,294	20,750	(2)	2,456	2,292	23,206	25,498	(9,476)	16,022	1989/96	1-40
Paddock Club Mandarin	Jacksonville, FL	—	(2)	1,410	14,967	1	1,396	1,411	16,363	17,774	(5,074)	12,700	1998	1-40
St. Augustine	Jacksonville, FL	13,235	(19)	2,858	6,475	(1)	18,800	2,857	25,275	28,132	(6,767)	21,365	1987	1-40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	3,816	645	9,620	10,265	(5,104)	5,161	1985	1-40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	5,866	1,678	21,045	22,723	(10,200)	12,523	1986	1-40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	5,598	1,221	26,050	27,271	(10,939)	16,332	1988/90	1-40
Savannahs at James Landing	Melbourne, FL	—	(2)	582	7,868	—	4,158	582	12,026	12,608	(6,308)	6,300	1990	1-40
Paddock Park Ocala	Ocala, FL	6,805	(2)(3)	2,284	21,970	—	3,124	2,284	25,094	27,378	(11,017)	16,361	1986/88	1-40
Park Crest at Innisbrook	Palm Harbor, FL	—		3,888	27,112	—	97	3,888	27,209	31,097	(472)	30,625	2000	1-40
Paddock Club Panama City	Panama City, FL	—	(2)	898	14,276	(5)	1,933	893	16,209	17,102	(5,764)	11,338	2000	1-40
Paddock Club Tallahassee	Tallahassee, FL	—	(2)	530	4,805	950	11,278	1,480	16,083	17,563	(6,823)	10,740	1990/95	1-40
Belmere	Tampa, FL	—	(1)	851	7,667	1	4,107	852	11,774	12,626	(6,443)	6,183	1984	1-40
Links at Carrollwood	Tampa, FL	—	(1)	817	7,355	110	4,061	927	11,416	12,343	(5,012)	7,331	1980	1-40
Village Oaks	Tampa, FL	—		2,714	19,137	59	683	2,773	19,820	22,593	(1,239)	21,354	2007	1-40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2009(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(22)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
High Ridge	Athens, GA	—	(1)	884	7,958	—	1,860	884	9,818	10,702	(4,096)	6,606	1987	1-40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,859	—	898	6,875	32,757	39,632	(1,971)	37,661	1994	1-40
Bradford Pointe	Augusta, GA	—	(4)	772	6,949	—	1,907	772	8,856	9,628	(3,855)	5,773	1986	1-40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	4,007	658	9,857	10,515	(5,504)	5,011	1982	1-40
Westbury Creek	Augusta, GA	3,480	(14)	400	3,626	—	1,090	400	4,716	5,116	(2,177)	2,939	1984	1-40
Fountain Lake	Brunswick, GA	—	(4)	502	4,551	—	1,738	502	6,289	6,791	(2,936)	3,855	1983	1-40
Park Walk	College Park, GA	—	(1)	536	4,859	—	1,087	536	5,946	6,482	(2,606)	3,876	1985	1-40
Whisperwood	Columbus, GA	—	(1)	4,290	42,722	(2)	11,260	4,288	53,982	58,270	(22,528)	35,742	1980/82/ 84/86/98	1-40
Willow Creek	Columbus, GA	—	(1)	614	5,523	—	3,628	614	9,151	9,765	(4,195)	5,570	1971/77	1-40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	1,046	1,284	16,865	18,149	(5,133)	13,016	1999	1-40
Prescott	Duluth, GA	—	(5)	3,840	24,876	—	899	3,840	25,775	29,615	(5,780)	23,835	2001	1-40
Lanier	Gainesville, GA	18,363		3,560	23,248	—	1,046	3,560	24,294	27,854	(4,899)	22,955	1998	1-40
Lake Club	Gainesville, GA	—	(5)	3,150	18,997	—	475	3,150	19,472	22,622	(3,907)	18,715	2001	1-40
Whispering Pines	LaGrange, GA	—	(4)	823	7,470	(2)	2,176	821	9,646	10,467	(4,285)	6,182	1982/84	1-40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	1,665	665	7,703	8,368	(3,484)	4,884	1983	1-40
Austin Chase	Macon, GA	—	(7)	1,409	12,687	—	1,623	1,409	14,310	15,719	(5,552)	10,167	1996	1-40
The Vistas	Macon, GA	—	(1)	595	5,403	—	1,419	595	6,822	7,417	(3,104)	4,313	1985	1-40
Walden Run	McDonough, GA	—	(1)	1,281	11,935	—	1,033	1,281	12,968	14,249	(3,260)	10,989	1997	1-40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	1,406	1,288	12,985	14,273	(5,279)	8,994	1997	1-40
Oaks at Wilmington Island	Savannah, GA	—	(6)	2,910	26,337	—	1,079	2,910	27,416	30,326	(4,028)	26,298	1999	1-40
Wildwood	Thomasville, GA	—	(1)	438	3,971	371	5,189	809	9,160	9,969	(4,126)	5,843	1980/84	1-40
Hidden Lake	Union City, GA	—	(1)	1,296	11,715	—	3,596	1,296	15,311	16,607	(6,508)	10,099	1985/87	1-40
Three Oaks	Valdosta, GA	—	(1)	462	4,188	459	6,330	921	10,518	11,439	(4,786)	6,653	1983/84	1-40
Huntington Chase	Warner Robins, GA	—		1,160	10,437	—	1,242	1,160	11,679	12,839	(4,127)	8,712	1997	1-40
Southland Station	Warner Robins, GA	—	(1)	1,470	13,284	—	2,635	1,470	15,919	17,389	(7,064)	10,325	1987/90	1-40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	18,915	3,019	30,833	33,852	(11,333)	22,519	1999	1-40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	2,508	1,038	11,850	12,888	(5,175)	7,713	1996	1-40
Paddock Club Florence	Florence, KY	9,295		1,209	10,969	—	2,260	1,209	13,229	14,438	(5,605)	8,833	1994	1-40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	522	2,024	32,047	34,071	(9,067)	25,004	2000	1-40
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	1,541	411	5,240	5,651	(2,894)	2,757	1986	1-40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	2,258	694	8,500	9,194	(4,558)	4,636	1989	1-40
Village, The	Lexington, KY	—	(1)	900	8,097	—	3,230	900	11,327	12,227	(6,129)	6,098	1989	1-40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	7,287	1,169	17,805	18,974	(8,434)	10,540	1985	1-40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	3,464	1,535	17,290	18,825	(8,368)	10,457	1988/90	1-40
Pear Orchard	Jackson, MS	—	(1)	1,352	12,168	(1)	5,152	1,351	17,320	18,671	(9,042)	9,629	1985	1-40
Reflection Pointe	Jackson, MS	5,880	(10)	710	8,770	138	4,992	848	13,762	14,610	(6,929)	7,681	1986	1-40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,470	—	953	676	7,423	8,099	(1,926)	6,173	1974	1-40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	2,335	778	9,348	10,126	(4,664)	5,462	1989	1-40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	2,792	894	10,845	11,739	(5,351)	6,388	1991	1-40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	3,220	900	11,319	12,219	(4,991)	7,228	1988	1-40
Waterford Forest	Cary, NC	—	(5)	4,000	20,957	—	993	4,000	21,950	25,950	(4,277)	21,673	1996	1-40
Preserve at Brier Creek	Raleigh, NC	—	(1)	5,850	22,695	(19)	21,711	5,831	44,406	50,237	(5,117)	45,120	2002/07	1-40
Providence at Brier Creek	Raleigh, NC	—		4,695	30,052	—	209	4,695	30,261	34,956	(2,615)	32,341	2007	1-40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2009(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(22)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Corners, The	Winston-Salem, NC	—	(2)	685	6,165	—	2,123	685	8,288	8,973	(4,691)	4,282	1982	1-40
Fairways at Royal Oak	Cincinnati, OH	—	(1)	814	7,335	(12)	2,402	802	9,737	10,539	(5,088)	5,451	1988	1-40
Colony at South Park	Aiken, SC	—	(1)	862	8,005	—	872	862	8,877	9,739	(2,239)	7,500	1989/91	1-40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	1,530	503	6,070	6,573	(2,757)	3,816	1988	1-40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	2,281	427	6,134	6,561	(3,346)	3,215	1980	1-40
Fairways, The	Columbia, SC	7,735	(11)	910	8,207	—	1,833	910	10,040	10,950	(5,268)	5,682	1992	1-40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	2,788	1,840	19,348	21,188	(8,262)	12,926	1989/95	1-40
Highland Ridge	Greenville, SC	—	(1)	482	4,337	—	1,709	482	6,046	6,528	(2,845)	3,683	1984	1-40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	3,085	1,304	14,825	16,129	(6,770)	9,359	1986/88	1-40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	1,483	1,200	12,283	13,483	(5,233)	8,250	1996	1-40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	4,033	360	6,958	7,318	(3,861)	3,457	1983	1-40
Spring Creek	Greenville, SC	—	(1)	597	5,374	(14)	2,216	583	7,590	8,173	(3,872)	4,301	1985	1-40
Runaway Bay	Mt. Pleasant, SC	8,365	(8)	1,085	7,269	—	4,889	1,085	12,158	13,243	(5,892)	7,351	1988	1-40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	2,082	723	8,586	9,309	(3,979)	5,330	1987	1-40
Farmington Village	Summerville, SC	15,200		2,800	26,947	—	172	2,800	27,119	29,919	(2,672)	27,247	2007	1-40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,861	—	1,261	1,131	12,122	13,253	(3,230)	10,023	1989	1-40
Hidden Creek	Chattanooga, TN	—	(1)	972	9,201	—	992	972	10,193	11,165	(2,760)	8,405	1987	1-40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	2,518	217	4,475	4,692	(2,478)	2,214	1986	1-40
Windridge	Chattanooga, TN	5,465	(15)	817	7,416	—	2,556	817	9,972	10,789	(4,198)	6,591	1984	1-40
Oaks, The	Jackson, TN	—	(1)	177	1,594	12	1,720	189	3,314	3,503	(1,830)	1,673	1978	1-40
Post House Jackson	Jackson, TN	5,095		443	5,078	—	3,436	443	8,514	8,957	(3,842)	5,115	1987	1-40
Post House North	Jackson, TN	3,375	(12)	381	4,299	(57)	2,067	324	6,366	6,690	(3,397)	3,293	1987	1-40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,494	523	6,205	6,728	(3,315)	3,413	1987	1-40
Woods at Post House	Jackson, TN	4,727		240	6,839	—	1,874	240	8,713	8,953	(4,903)	4,050	1997	1-40
Cedar Mill	Memphis, TN	—	(1)	824	8,023	—	2,884	824	10,907	11,731	(2,901)	8,830	1973/86	1-40
Greenbrook	Memphis, TN	—		2,100	24,468	25	21,162	2,125	45,630	47,755	(25,484)	22,271	1974/78/ 83/86	1-40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	7,044	1,148	17,381	18,529	(7,496)	11,033	1978	1-40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	11,739	1,498	32,222	33,720	(14,900)	18,820	1988/98	1-40
Park Estate	Memphis, TN	—		178	1,141	—	3,884	178	5,025	5,203	(3,435)	1,768	1974	1-40
Reserve at Dexter Lake	Memphis, TN	—	(4)	1,260	16,043	2,147	34,206	3,407	50,249	53,656	(13,065)	40,591	1999/01	1-40
Paddock Club Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	1,262	915	16,036	16,951	(4,861)	12,090	1999	1-40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	(2)	5,685	1,191	16,424	17,615	(7,392)	10,223	1986	1-40
Grand View Nashville	Nashville, TN	—	(1)	2,963	33,673	—	2,241	2,963	35,914	38,877	(9,576)	29,301	2001	1-40
Monthaven Park	Nashville, TN	—	(6)	2,736	29,556	—	2,597	2,736	32,153	34,889	(7,372)	27,517	1999/01	1-40
Park at Hermitage	Nashville, TN	6,645	(16)	1,524	14,800	—	4,996	1,524	19,796	21,320	(10,281)	11,039	1987	1-40
Northwood	Arlington, TX	—	(2)	886	8,278	—	1,002	886	9,280	10,166	(2,434)	7,732	1980	1-40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	8,828	1,598	23,226	24,824	(9,812)	15,012	1983	1-40
Grand Reserve at Sunset Valley	Austin, TX	—	(6)	3,150	11,868	—	2,065	3,150	13,933	17,083	(2,905)	14,178	1996	1-40
Silverado	Austin, TX	—	(6)	2,900	24,810	—	62	2,900	24,872	27,772	(3,970)	23,802	2003	1-40
Stassney Woods	Austin, TX	4,050	(17)	1,621	7,501	—	4,295	1,621	11,796	13,417	(6,316)	7,101	1985	1-40
Travis Station	Austin, TX	3,585	(18)	2,282	6,169	(1)	4,086	2,281	10,255	12,536	(5,184)	7,352	1987	1-40
Woods, The	Austin, TX	—	(2)	1,405	13,083	—	2,566	1,405	15,649	17,054	(3,951)	13,103	1977	1-40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2009(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life Used to Compute Depreciation in Latest Income Statement(22)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Legacy at Western Oaks	Austin, TX	—		4,100	42,400	—	—	4,100	42,400	46,500	—	46,500	2001	1-40
Celery Stalk	Dallas, TX	—	(5)	1,463	13,165	(1)	5,531	1,462	18,696	20,158	(10,475)	9,683	1978	1-40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	2,499	988	11,392	12,380	(4,726)	7,654	1986	1-40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	3,228	1,252	14,499	15,751	(5,900)	9,851	1985	1-40
Grand Courtyard	Dallas, TX	—	(6)	2,730	23,219	—	953	2,730	24,172	26,902	(3,957)	22,945	2000	1-40
Lodge at Timberglen	Dallas, TX	—	(5)	825	7,422	(1)	4,204	824	11,626	12,450	(6,450)	6,000	1983	1-40
Watermark	Dallas, TX	—	(5)	960	14,839	—	686	960	15,525	16,485	(3,374)	13,111	2002	1-40
Legacy Pines	Houston, TX	—	(2)	2,157	19,491	(15)	2,185	2,142	21,676	23,818	(5,491)	18,327	1999	1-40
Reserve at Woodwind Lakes	Houston, TX	14,191		1,968	20,718	—	1,626	1,968	22,344	24,312	(3,301)	21,011	1999	1-40
Park Place (Houston)	Houston, TX	—		2,061	16,386	—	2,049	2,061	18,435	20,496	(2,195)	18,301	1996	1-40
Ranchstone	Houston, TX	—	(6)	1,480	15,352	—	1,286	1,480	16,638	18,118	(2,012)	16,106	1996	1-40
Cascade at Fall Creek	Humble, TX	—		3,230	20,308	—	262	3,230	20,570	23,800	(1,792)	22,008	2007	1-40
Chalet at Fall Creek	Humble, TX	—	(6)	2,755	20,820	—	324	2,755	21,144	23,899	(2,535)	21,364	2006	1-40
Westborough Crossing	Katy, TX	—	(5)	677	6,091	(1)	2,959	676	9,050	9,726	(4,880)	4,846	1984	1-40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	1,101	1,002	18,389	19,391	(5,950)	13,441	2000	1-40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	12,254	(8)	1,363	1,303	13,617	14,920	(3,603)	11,317	1983	1-40
Highwood	Plano, TX	—		864	7,783	—	2,876	864	10,659	11,523	(4,382)	7,141	1983	1-40
Los Rios Park	Plano, TX	—	(2)	3,273	29,483	—	1,834	3,273	31,317	34,590	(7,715)	26,875	2000	1-40
Boulder Ridge	Roanoke, TX	—	(2)	3,382	27,930	—	2,844	3,382	30,774	34,156	(5,798)	28,358	1999	1-40
Copper Ridge	Roanoke, TX	—		4,166	—	—	20,498	4,166	20,498	24,664	(468)	24,196	2008	1-40
Stone Ranch at Westover Hills	San Antonio, TX	—		4,282	25,518	—	16	4,282	25,534	29,816	(158)	29,658	2009	1-40
Cypresswood Court	Spring, TX	—	(5)	577	5,190	(1)	2,253	576	7,443	8,019	(4,117)	3,902	1984	1-40
Villages at Kirkwood	Stafford, TX	—	(6)	1,918	16,358	—	1,304	1,918	17,662	19,580	(3,775)	15,805	1996	1-40
Green Tree Place	Woodlands, TX	—	(5)	539	4,850	—	2,062	539	6,912	7,451	(3,737)	3,714	1984	1-40
Township	Hampton, VA	10,800	(13)	1,509	8,189	—	7,296	1,509	15,485	16,994	(6,177)	10,817	1987	1-40
Total Properties		$176,791		$249,777	$1,933,389	$5,648	$516,021	$255,425	$2,449,410	$2,704,835	$(788,260)	$1,916,575
Land Held for Future Developments	Various			$1,306	$—	$—	$—	$1,306	$—	$1,306	$—	$1,306	N/A	N/A
Commercial Properties	Various			—	2,769	—	14,690	—	17,459	17,459	(8,738)	8,721	Various	1-40
Total Other				$1,306	$2,769	$—	$14,690	$1,306	$17,459	$18,765	$(8,738)	$10,027
Total Real Estate Assets, net of Joint Ventures				$251,083	$1,936,158	$5,648	$530,711	$256,731	$2,466,869	$2,723,600	$(796,998)	$1,926,602
												$—

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $686.8 million outstanding with a variable interest rate of 0.75% on which there exists in combination with the FNMA facility mentioned in note (2) eighteen interest rate swap agreements totaling $640 million at an average rate of 5.37% and three interest rate caps totalling $75 million at an average rate of 4.67% at December 31, 2009.
(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 million available and $208.6 million outstanding with a variable interest rate of 0.77% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2009.
(3)	Phase I of Paddock Park — Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.
(4)	Encumbered by a credit line with AmSouth Bank, with no outstanding balance at December 31, 2009.
(5)	Encumbered by a $100 million Freddie Mac facility, with $100 million available and an outstanding balance of $100 million and a variable interest rate of 0.78% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2009.
(6)	Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.73% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% and a $15 million interest rate cap of 5% at December 31, 2009.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $11.2 million at December 31, 2009, and an average interest rate of 5.265%.
(8)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate swap agreement fixed at 4.73% and maturing on September 15, 2010.
(9)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(10)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.
(11)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.
(12)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.
(13)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(14)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.224% and $3.0 million with a variable rate of 1.035% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(15)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.224% and $5.0 million with a variable rate of 1.035% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(16)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(17)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(18)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.

(19)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(20)	The aggregate cost for Federal income tax purposes was approximately $2,640 million at December 31, 2009. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
(21)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of leases.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
Dollars in thousands	2009	2008	2007
Real estate investments:
Balance at beginning of year	$2,545,984	$2,342,962	$2,214,814
Acquisitions	125,299	156,305	88,601
Improvement and development	53,784	84,550	61,004
Assets held for sale	—	(34,772)	—
Disposition of real estate assets(1)	(1,467)	(3,061)	(21,457)
Balance at end of year	$2,723,600	$2,545,984	$2,342,962
Accumulated depreciation:
Balance at beginning of year	$701,477	$622,577	$548,993
Depreciation	95,756	90,611	86,042
Assets held for sale	—	(10,768)	—
Disposition of real estate assets(1)	(235)	(943)	(12,458)
Balance at end of year	$796,998	$701,477	$622,577

The Company's consolidated balance sheet at December 31, 2009, 2008, and 2007, includes accumulated depreciation of $8,738, $7,423, and $6,213, respectively, in the caption “Commercial properties, net”.

(1)	Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.