Form 10-Q
period 2010-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2010-05-06
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 20, 2010
Common Stock, $0.01 par value	30,107,239

MID-AMERICA APARTMENT COMMUNITIES, INC.

TABLE OF CONTENTS

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated  Balance  Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
Assets:
Real estate assets:
Land	$251,051	$255,425
Buildings and improvements	2,337,178	2,364,918
Furniture, fixtures and equipment	75,851	73,975
Capital improvements in progress	8,152	10,517
	2,672,232	2,704,835
Less accumulated depreciation	(812,614)	(788,260)
	1,859,618	1,916,575

Land held for future development	1,306	1,306
Commercial properties, net	8,200	8,721
Investments in real estate joint ventures	14,077	8,619
Real estate assets, net	1,883,201	1,935,221

Cash and cash equivalents	32,329	13,819
Restricted cash	844	561
Deferred financing costs, net	13,869	13,369
Other assets	21,642	19,731
Goodwill	4,106	4,106
Assets held for sale	-	19
Total assets	$1,955,991	$1,986,826

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,358,733	$1,399,596
Accounts payable	1,158	1,702
Fair market value of interest rate swaps	52,691	51,160
Accrued expenses and other liabilities	65,355	69,528
Security deposits	8,842	8,789
Liabilities associated with assets held for sale	-	23
Total liabilities	1,486,779	1,530,798

Redeemable stock	2,805	2,802

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, $155,000 or $25 per share liquidation preference; 8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 6,200,000 shares issued and outstanding	62	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 29,684,303 and 29,095,251 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively (1)	296	290
Additional paid-in capital	1,017,163	988,642
Accumulated distributions in excess of net income	(523,298)	(510,993)
Accumulated other comprehensive income	(50,713)	(47,435)
Total Mid-America Apartment Communities, Inc. shareholders' equity	443,510	430,566
Noncontrolling interest	22,897	22,660
Total Equity	466,407	453,226
Total liabilities and equity	$1,955,991	$1,986,826

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2010 and December 31, 2009 are 54,167 and 58,038, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2010 and 2009
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Operating revenues:
Rental revenues	$90,308	$89,198
Other property revenues	7,020	4,402
Total property revenues	97,328	93,600
Management fee income	136	64
Total operating revenues	97,464	93,664
Property operating expenses:
Personnel	12,358	11,364
Building repairs and maintenance	3,327	2,812
Real estate taxes and insurance	11,898	11,984
Utilities	5,599	5,508
Landscaping	2,515	2,304
Other operating	5,854	4,323
Depreciation	25,080	23,585
Total property operating expenses	66,631	61,880
Acquisition expenses	(24)	2
Property management expenses	4,277	4,241
General and administrative expenses	2,811	2,457
Income from continuing operations before non-operating items	23,769	25,084
Interest and other non-property income	315	80
Interest expense	(13,891)	(14,229)
Gain on debt extinguishment	-	3
Amortization of deferred financing costs	(595)	(606)
Net casualty gain (loss) and other settlement proceeds	527	(144)
Income from continuing operations before loss from real estate joint ventures	10,125	10,188
Loss from real estate joint ventures	(276)	(196)
Income from continuing operations	9,849	9,992
Discontinued operations:
Income from discontinued operations before gain on sale	-	421
Gain on sale of discontinued operations	-	1,432
Consolidated net income	9,849	11,845
Net income attributable to noncontrolling interests	437	706
Net income attributable to Mid-America Apartment Communities, Inc.	9,412	11,139
Preferred dividend distributions	3,216	3,216
Net income available for common shareholders	$6,196	$7,923

Weighted average shares outstanding (in thousands):
Basic	29,130	28,085
Effect of dilutive securities	74	80
Diluted	29,204	28,165

Net income available for common shareholders	$6,196	$7,923
Discontinued property operations	-	(1,853)
Income from continuing operations available for common shareholders	$6,196	$6,070

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.21	$0.21
Discontinued property operations	-	0.07
Net income available for common shareholders	$0.21	$0.28

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.21	$0.21
Discontinued property operations	-	0.07
Net income available for common shareholders	$0.21	$0.28

Dividends declared per common share	$0.615	$0.615

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Consolidated net income	$9,849	$11,845
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of deferred financing costs	25,675	24,191
Stock compensation expense	348	303
Redeemable stock issued	92	84
Amortization of debt premium	(90)	(90)
Loss from investments in real estate joint ventures	276	196
Gain on debt extinguishment	-	(3)
Derivative interest expense (income)	140	(396)
Gain on sale of discontinued operations	-	(1,432)
Net casualty (gains) loss and other settlement proceeds	(527)	144
Changes in assets and liabilities:
Restricted cash	(283)	(288)
Other assets	(734)	3,372
Accounts payable	(559)	223
Accrued expenses and other	(9,108)	(6,395)
Security deposits	54	233
Net cash provided by operating activities	25,133	31,987
Cash flows from investing activities:
Purchases of real estate and other assets	(100)	(163)
Improvements to existing real estate assets	(8,425)	(8,426)
Renovations to existing real estate assets	(1,247)	(2,332)
Development	-	(3,256)
Distributions from real estate joint ventures	159	44
Contributions to real estate joint ventures	(5,894)	(115)
Proceeds from disposition of real estate assets	47,007	11,337
Net cash provided by (used in) investing activities	31,500	(2,911)
Cash flows from financing activities:
Net change in credit lines	(60,000)	31,815
Proceeds from notes payable	19,500	-
Principal payments on notes payable	(273)	(535)
Payment of deferred financing costs	(4,381)	(136)
Repurchase of common stock	(506)	(220)
Proceeds from issuances of common shares and units	30,106	284
Distributions to noncontrolling interests	(1,467)	(1,561)
Dividends paid on common shares	(17,886)	(17,267)
Dividends paid on preferred shares	(3,216)	(3,216)
Net cash (used in) provided by financing activities	(38,123)	9,164
Net increase in cash and cash equivalents	18,510	38,240
Cash and cash equivalents, beginning of period	13,819	9,426
Cash and cash equivalents, end of period	$32,329	$47,666

Supplemental disclosure of cash flow information:
Interest paid	$14,186	$12,682
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$5,451	$5,987
Interest capitalized	$-	$62
Marked-to-market adjustment on derivative instruments	$(3,570)	$5,852
Reclass of redeemable stock from equity and redeemable stock to liabilities	$273	$-

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited) and 2009 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or Mid-America, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of March 31, 2010, we owned or owned interests in a total of 147 multifamily apartment communities comprising 43,605 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and two communities comprising 773 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission and our accounting policies in effect as of December 31, 2009 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed on February 25, 2010.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of March 31, 2010, we owned or had an ownership interest in 147 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Our operational structure is organized on a decentralized basis with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local, market and submarket trends in rental rates, occupancy percentages and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in our best interest. Our property management group evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet our return criteria and long-term investment goals. We define each of our multifamily communities as an individual operating segment. Each segment on a stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reporting operating segments and meets all of the aggregation criteria under FASB ASC 280, Fair Value Measurements and Disclosures, or ASC 280. The operating segments are aggregated into same store and non-same store communities.

We evaluate our same store portfolio on the first day of each calendar year. Generally, the same store portfolio consists of those properties which we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale. This allows us to evaluate full period over period operating comparisons. The non-same store portfolio consists of all other communities, which may from time-to time include recent acquisitions, communities in development or lease-up, or communities that have been classified as held for sale.

We utilize net operating income, or NOI, in evaluating the performance of our same store portfolio. Total NOI represents total property revenues less total property operating expenses, excluding depreciation, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues, NOI, and assets for each reportable segment for the three month periods ended March 31, 2010 and 2009, were as follows (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Revenues
Same Store	$87,368	$87,511
Non-Same Store	9,960	6,089
Total property revenues	97,328	93,600
Management fee income	136	64
Total operating revenues	$97,464	$93,664

NOI
Same Store	$50,016	$51,804
Non-Same Store	5,761	3,947
Total NOI	55,777	55,751
Discontinued operations NOI included above	-	(446)
Management fee income	136	64
Depreciation	(25,080)	(23,585)
Acquisition expense	24	(2)
Property management expense	(4,277)	(4,241)
General and administrative expense	(2,811)	(2,457)
Interest and other non-property income	315	80
Interest expense	(13,891)	(14,229)
Gain on debt extinguishment	-	3
Amortization of deferred financing costs	(595)	(606)
Net casualty gains (loss) and other settlement proceeds	527	(144)
Loss from real estate joint ventures	(276)	(196)
Discontinued operations	-	1,853
Nest income attributable to noncontrolling interests	(437)	(706)
Net income attributable to Mid-America Apartment Communities, Inc.	$9,412	$11,139

Assets
Same Store	$1,593,034	$1,635,136
Non-Same Store	293,149	231,657
Corporate assets	69,808	73,022
Total assets	$1,955,991	$1,939,815

3.           Comprehensive Income and Equity

Total comprehensive income, equity and their components for the three month periods ended March 31, 2010, and 2009, were as follows (dollars in thousands, except per share and per unit data):

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2009	$453,226		$62	$290	$988,642	$(510,993)	$(47,435)	$22,660
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	30,094			6	30,088
Shares repurchased and retired	(506)				(506)
Exercise of stock options	12				12
Shares issued in exchange for units	-				35			(35)
Redeemable stock fair market value	(180)					(180)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-				(1,452)			1,452
Amortization of unearned compensation	344				344
Dividends on common stock ($0.615 per share)	(18,321)					(18,321)
Dividends on noncontrolling interest units ($0.615 per unit)	(1,465)							(1,465)
Dividends on preferred stock	(3,216)					(3,216)
Comprehensive income:
Net income	9,849	9,849				9,412		437
Other comprehensive income - derivative instruments (cash flow hedges)	(3,430)	(3,430)					(3,278)	(152)
Comprehensive income	6,419	6,419
EQUITY BALANCE MARCH 31, 2010	$466,407		$62	$296	$1,017,163	$(523,298)	$(50,713)	$22,897

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2008	$442,617		$62	$282	$954,127	$(464,617)	$(72,885)	$25,648
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	278				278
Shares repurchased and retired	(220)				(220)
Exercise of stock options	10				10
Shares issued in exchange for units	-				-			-
Redeemable stock fair market value	301					301
Adjustment for Noncontrolling Interest Ownership in operating partnership	-				298			(298)
Amortization of unearned compensation	314				314
Dividends on common stock ($0.615 per share)	(17,268)					(17,268)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(1,561)							(1,561)
Dividends on preferred stock	(3,216)					(3,216)
Comprehensive income:
Net income	11,845	11,845				11,139		706
Other comprehensive income - derivative instruments (cash flow hedges)	5,456	5,456					5,131	325
Comprehensive income	17,301	17,301
EQUITY BALANCE MARCH 31, 2009	$438,556		$62	$282	$954,807	$(473,661)	$(67,754)	$24,820

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.           Real Estate Dispositions

On December 30, 2009, we purchased the Legacy at Western Oaks apartments, a 479-unit community located in Austin, Texas. On January 28, 2010, Mid-America Apartments, LP sold Legacy at Western Oaks to Mid-America Multifamily Fund II, LLC, one of our joint ventures. For tax purposes, this transaction was considered a contribution.

5.           Real Estate Acquisitions

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums and it is our intent to acquire these units if and when they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008 and during 2009, we acquired 11 of the remaining 19 units and on February 18, 2010, we acquired one additional unit.

6.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, in July 2008, we entered into marketing contracts to list the 440-unit River Trace apartments in Memphis, Tennessee, the 96-unit Riverhills apartments in Grenada, Mississippi, and the 304-unit Woodstream apartments in Greensboro, North Carolina. All of these apartments were subsequently sold during 2009. In accordance with accounting standards governing the disposal of long lived assets, all of these communities are considered discontinued operations in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three month periods ended March 31, 2010 and 2009, (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues
Rental revenues	$-	$969
Other revenues	-	37
Total revenues	-	1,006
Expenses
Property operating expenses	-	560
Depreciation	-	-
Interest expense	-	25
Total expense	-	585
Income from discontinued operations before gain on sale	-	421
Gain (loss) on sale of discontinued operations	-	1,432
Income from discontinued operations	$-	$1,853

7.           Share and Unit Information

On March 31, 2010, 29,684,303 common shares and 2,302,504 operating partnership units were outstanding, representing a total of 31,986,807 shares and units. Additionally, we had outstanding options for the purchase of 22,382 shares of common stock at March 31, 2010, of which 11,369 were anti-dilutive. At March 31, 2009, 28,221,253 common shares and 2,403,515 operating partnership units were outstanding, representing a total of 30,624,768 shares and units. Additionally, Mid-America had outstanding options for the purchase of 24,882 shares of common stock at March 31, 2009, of which 21,860 were anti-dilutive.

During the three months ended March 31, 2010, we issued a total of 571,000 shares of common stock through at-the-market offerings or negotiated transactions for net proceeds of $29.9 million under a controlled equity offering program.

8.           Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, the value of which are determined by changing interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and interest rate caps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010 and 2009, we recorded ineffectiveness of $105,000 as an increase to interest expense, and $435,000 as a decrease to interest expense, respectively, attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

We also have nine interest rate caps, totaling a notional amount of $56.3 million, where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended March 31, 2010 and 2009, we recorded a loss of $31,000 and a gain of $8,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $30.8 million will be reclassified to earnings as an increase to interest expense, which represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2010 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Cap	19	$222,286,000
Interest Rate Swap	33	$843,165,000

Non-designated Hedges

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as qualifying accounting hedges under ASC 815.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009, respectively:

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of
March 31, 2010 and December 31, 2009 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		31-Mar-10	31-Dec-09		31-Mar-10	31-Dec-09
	Balance			Balance
Derivatives designated as	Sheet			Sheet
hedging instruments	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Fair market
value of
interest rate
Interest rate contracts	Other assets	$4,676	$3,430	swaps	$52,691	$51,160

Total derivatives designated as hedging instruments		$4,676	$3,430		$52,691	$51,160

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of our derivative financial instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009, respectively.

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations for the
Three Months Ended March 31, 2010 and 2009 (dollars in thousands)

Location of Gain or
(Loss) Recognized in
			Location of Gain			Income on Derivative	Amount of Gain or
			or (Loss)	Amount of Gain or		(Ineffective Portion	(Loss) Recognized in
	Amount of Gain or		Reclassified from	(Loss) Reclassified		and Amount	Income on Derivative
	(Loss) Recognized in		Accumulated OCI	from Accumulated OCI		Excluded from	(Ineffective Portion and
Derivative in Cash Flow	OCI on Derivative		into Income	into Income (Effective		Effectiveness	amount Excluded from
Hedging Relationships	(Effective Portion)		(Effective Portion)	Portion)		Testing)	Effectiveness Testing)
	3/31/2010	3/31/2009		3/31/2010	3/31/2009		3/31/2010	3/31/2009

Interest rate contracts	$(12,833)	$(871)	Interest expense	$(9,402)	$(6,327)	Interest expense	$(136)	$443

Total derivatives in cash flow hedging relationships	$(12,833)	$(871)		$(9,402)	$(6,327)		$(136)	$443

Credit-risk-related Contingent Features

As of March 31, 2010, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $56.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $52.7 million at March 31, 2010.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2010, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $17.7 million.

Certain of our derivative contracts are credit enhanced by either Federal National Mortgage Association, or FNMA, and the Federal Home Loan Mortgage Corporation, or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $56.8 million as of March 31, 2010.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of March 31, 2010.

Although our derivative contracts are subject to master netting arrangements which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 9.

9.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at March 31, 2010 and December 31, 2009, total $100 million and $81 million, respectively, and have estimated fair values of $84 million and $74 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of March 31, 2010 and December 31, 2009. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2010 and December 31, 2009, total $1,258 million and $1,318 million, respectively, and have estimated fair values of $1,150 million and $1,193 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of March 31, 2010 and December 31, 2009.

On January 1, 2008, we adopted FASB ASC 820 Fair Value Measurements and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Derivative financial instruments

Currently, we use interest rate swaps and interest rate caps (options) to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties.  In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads).  At the beginning of the three months ended March 31, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation.  As a result, all of our derivatives held as of March 31, 2010 were transferred from Level 3 of the fair value hierarchy to Level 2 at the beginning of the three months ended March 31, 2010.

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

Reconciliation of Level 2 and Level 3 Fair Value Measurements for the
Three Months Ended March 31, 2010 (dollars in thousands)

	Assets		Liabilities
	Level 2	Level 3	Level 2	Level 3

Beginning fair value as of 12/31/2009	-	3,430	-	51,160

Transfers in	3,430	-	51,160	-

Purchase, issuances and settlements	3,286	-	-	-

Transfers out	-	(3,430)	-	(51,160)

Total gains/(loss)	(2,040)	-	(1,531)	-

Ending fair value	4,676	-	52,691	-

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Assets
Derivative financial instruments	$—	$4,676	$—	$4,676
Liabilities
Derivative financial instruments	$—	$52,691	$—	$52,691

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Derivative financial instruments	$—	$—	$3,430	$3,430
Liabilities
Derivative financial instruments	$—	$—	$51,160	$51,160

The fair value estimates presented herein are based on information available to management as of March 31, 2010 and December 31, 2009.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.         Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments, or ASC 825-10-65-1, which extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 8 to the condensed consolidated financial statements.

In June 2008, the FASB issued ASC 810-10-05, Amendments to FASB Interpretation No. 46(R), or ASC 810-10-05, which amends events that would require reconsidering whether an entity is a variable interest entity; it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities.   ASC 810-10-05 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited. We adopted ASC 810-10-05 effective January 1, 2010. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

11.         Subsequent Events

8.30% Series H Cumulative Redeemable Preferred Stock

On May 3, 2010, we announced an approximate 50% redemption, subject to rounding of fractional shares, of the 6,200,000 outstanding shares of our 8.30% Series H Cumulative Redeemable Preferred Stock on June 2, 2010. The redemption will be funded by proceeds raised through common share issuances made through our controlled equity program.

Real Estate Acquisitions

On April 30, 2010, we purchased the Broadstone Cypress apartments, a 312-unit community located in Cypress, Texas, a sub-market of Houston, Texas. We plan to contribute this community to Mid-America Multifamily Fund II, LLC, one of our joint ventures.

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

Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future.  Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development and renovation activity as well as other capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	increasing real estate taxes and insurance costs;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	losses from catastrophes in excess of our insurance coverage;
•	unexpected capital needs;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes;
•	litigation and compliance costs associated with laws requiring access for disabled persons;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to acquire funding through the capital markets;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps and caps;
•	the continuation of the good credit of our interest rate swap and cap providers;
•
the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

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

Capitalization of expenditures and depreciation of assets

We carry real estate assets at depreciated cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 6 months for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

Development costs are capitalized in accordance with accounting standards for costs and initial rental operations of real estate projects and standards for the capitalization of interest cost.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal on long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.

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

In order for a derivative contract to be designated as a hedging instrument, changes in the hedging instrument must be highly effective at offsetting changes in the hedged item. The historical correlation of the hedging instruments and the underlying hedged items are assessed before entering into the hedging relationship and on a quarterly basis thereafter, and have been found to be highly effective.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps.  The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Notes 8 and 9 of the accompanying Condensed Consolidated Financial Statements.

Overview of the Three Months Ended March 31, 2010

As anticipated, weaker demand for apartment housing caused our same store revenues to decrease from the three months ended March 31, 2009 as we continued to absorb the effects of reducing pricing on new leases in the portfolio to maintain occupancy. Core same store expenses increased only slightly in the three months ended March 31, 2010 from the three months ended March 31, 2009, but affecting both same store revenues and expenses was the introduction of a new bulk cable program. The new program requires revenues and expenses to be booked separately on the condensed consolidated financial statements, rather than netted together in revenues as our previous program allowed, resulting in increased revenue and expense comparisons over the prior period.

Generally, the same store portfolio consists of those properties that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale. This allows us to evaluate full period over period operating comparisons. Communities not included in the same store portfolio would include recent acquisitions, communities in development or lease-up, communities undergoing extensive renovations or communities which have been classified as held for sale.

We benefited from acquisitions made during 2009 and the completion and leaseup of some development communities.

We also experienced a decrease in interest expense during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, mainly as a result of a decrease in our average borrowing costs.

The following is a discussion of our consolidated financial condition and results of operations for the three month period ended March 31, 2010. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Property revenues for the three months ended March 31, 2010 were approximately $97.3 million, an increase of $3.7 million from the three months ended March 31, 2009 due to (i) a $3.1 million increase in property revenues from the four properties acquired during 2009, (ii) a $0.5 million increase in property revenues from our development and lease-up communities, and (iii) a $0.1 million increase in property revenues from all other communities. All other communities consists primarily of our same store portfolio which included a $1.3 million increase due to the introduction of a new bulk cable program. The new program requires revenues and expenses to be booked separately on the condensed consolidated financial statements, rather than netted together in revenues as our previous program allowed.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended March 31, 2010 were approximately $41.6 million, an increase of approximately $3.3 million from the three months ended March 31, 2009 due primarily to increases in property operating expenses of (i) $1.4 million from the four properties acquired during 2009, (ii) $0.1 million from our development and lease-up communities, and (iii) $1.8 million from all other communities. The increase in property operating expenses from all other communities was generated primarily by our same store portfolio and was driven by a $1.4 million increase due to the introduction of a new bulk cable program. The new program requires revenues and expenses to be booked separately on the condensed consolidated financial statements, rather than netted together in revenues as our previous program allowed.

Depreciation expense for the three months ended March 31, 2010 was approximately $25.1 million, an increase of approximately $1.5 million from the three months ended March 31, 2009 primarily due to the increases in depreciation expense of (i) $0.8 million from the four properties acquired during 2009, and (ii) $0.7 million from all other communities. Increases of depreciation expense from all other communities resulted from asset additions made during the normal course of business.

Property management expenses for the three months ended March 31, 2010 were approximately $4.3 million, a slight increase from the $4.2 million of property management expenses for the three months ended March 31, 2009. General and administrative expenses increased from $2.5 million for the three months ended March 31, 2009 to $2.8 million for the three months ended March 31, 2010, primarily as a result of increased personnel incentives as a result of improved performance and charitable contributions made during the three months ended March 31, 2010 as compared to March 31, 2009.

Interest expense for the three months ended March 31, 2010 was approximately $13.9 million, a decrease of $0.3 million from the three months ended March 31, 2009. The decrease was primarily related to the decrease in our average cost of debt from 4.32% to 4.06%.  The decrease in our average cost of debt was only partially offset by an increase in our average debt outstanding from the three months ended March 31, 2009 to the three months ended March 31, 2010 of approximately $29.3 million.

For the three months ended March 31, 2010, we booked approximately $0.5 million of gains related to settlement proceeds primarily related to the contribution of Legacy at Western Oaks to Mid-America Multifamily Fund II, LLC, one of our joint ventures. For the three months ended March 31, 2009, we booked approximately $1.4 million of gain on sale of discontinued operations primarily related to the sale of the Woodstream apartments.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $1.7 million in the three months ended March 31, 2010 from the three months ended March 31, 2009.

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

The following table is a reconciliation of FFO to net income attributable to Mid-America Apartment Communities, Inc. for the three month periods ended March 31, 2010, and 2009 (dollars and shares in thousands):

	Three months
	ended March 31,
	2010	2009
Net income attributable to Mid-America Apartment Communities, Inc.	$9,412	$11,139
Depreciation of real estate assets	24,569	23,120
Net casualty (gain) loss and other settlement proceeds	(527)	144
Gains on sales of discontinued operations	-	(1,432)
Depreciation of real estate assets of real estate joint ventures	402	264
Preferred dividend distribution	(3,216)	(3,216)
Net income attributable to noncontrolling interests	437	706
Funds from operations	$31,077	$30,725

FFO for the three month period ended March 31, 2010 increased primarily as the result of recently acquired properties and reduced interest expense as discussed above in Results of Operations.

Trends

During the three months ended March 31, 2010, rental demand for apartments, while not yet substantially improved, stabilized somewhat when compared to early 2009.  This was evident primarily through higher occupancy as compared to the same period last year.  However, one of the primary drivers of apartment demand is job formation, and the job losses that have occurred across the nation and our markets have continued to impact apartment demand and pricing.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. At the end of the three months ended March 31, 2010, we were invested in over 48 separate markets, with 59% of our gross assets in large markets and 41% of our gross assets in select secondary markets.

We have continued to see lower resident turnover, significantly impacted by fewer move-outs from buying homes.  A primary reason that our residents leave us is to buy a house.  In the three months ended March 31, 2010, we saw the number of total move-outs due to home buying drop almost 8% compared to the same period of 2009.  According to the Census Bureau, homeownership increased from 65% to 69% of households over the ten years ending 2005. Despite the tightened credit market, in the three months ended March 31, 2010 the home ownership rate was still around 67%.  The increase from historical levels was driven primarily by the availability of new mortgage products, many requiring no down-payment and minimal credit ratings. With a reversion of mortgage underwriting back to more traditional standards, it is possible that a long-term correction will occur, and that home ownership may return to more sustainable levels. This could be quite significant for the apartment business, and we believe, if this occurs, it could benefit us for several years.

We also continue to benefit on the supply side.  Supply declined in 2009 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our markets because most of our markets and submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums and/or single family houses in only a few submarkets.  We expect this relative new supply compression to be an even larger factor over the next several quarters as supply is expected to contract even further.

Our focus during the three months ended March 31, 2010 was on building on the strong occupancy performance we captured in the three months ended December 31, 2009 as we operated in a weakened employment market. By focusing our efforts on reducing turnover, we were largely successful at this, as our same store occupancy at March 31, 2010 was 120 basis points higher than at March 31, 2009 and increased 140 basis points from December 31, 2009.

Overall same store revenues decreased 0.2% for the three months ended March 31, 2010 from the three months ended March 31, 2009. This included an increase of $1.3 million due to a new bulk cable program. Without the impact of this new program, same store revenues decreased 1.7% over this period. We believe that the decline in same store revenue will continue through 2010, primarily due to the impact of lower rents on leases signed in the latter half of 2009. However, revenue growth should resume after the economic growth returns and, most importantly, when sustainable job growth resumes. We also believe reduced availability of financing for new apartment construction will likely limit new apartment supply, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

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

During the three months ended March 31, 2010, we continued to have the benefit of lower interest rates resulting from an improved market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities.  Much of this was due to government action to improve liquidity in the credit markets, and resulted in a lower cost of debt for us.  Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased from $32.0 million for the three months ended March 31, 2009 to $25.1 million for the three months ended March 31, 2010. This change was a result of various items including changes in cash flows associated with the timing of interest payments and capital improvements in progress.

Net cash used in investing activities was approximately $2.9 million during the three months ended March 31, 2009 compared to net cash provided by investing activities of approximately $31.5 million during the three months ended March 31, 2010, mainly related to disposition activity. In the three months ended March 31, 2009, we had cash inflows of $11.3 million, mainly related to the disposition of the Woodstream apartments. This compares to net cash inflows of approximately $41.1 million in the three months ended March 31, 2010, mainly related to the contribution of Legacy at Western Oaks to Mid-America Multifamily Fund II, LLC, one of our joint ventures. We also spent approximately $4.3 million more on development and renovations during the three months ended March 31, 2009 than in the same period of 2010.

Net cash provided by financing activities was approximately $9.2 million for the three months ended March 31, 2009, compared to net cash used in financing activities of approximately $38.1 million during the three months ended March 31, 2010. During the three months ended March 31, 2010, we received proceeds of approximately $29.9 million from the issuance of shares of common stock through our continuous equity offering program, or CEO, which we use for general corporate business, including paying down loans and partially financing acquisitions. We made no issuances through the CEO during the three months ended March 31, 2009. During the three months ended March 31, 2010, we decreased our borrowings under our credit lines by approximately $60 million. During the comparable period in 2009, we increased our borrowings by $31.8 million through our credit facilities primarily to provide the cash to pay off a $38.3 million mortgage that matured April 1, 2009.

The weighted average interest rate at March 31, 2010 for the $1.4 billion of debt outstanding was 4.0%, compared to the weighted average interest rate of 4.5% on $1.4 billion of debt outstanding at March 31, 2009. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 31, 2010, we refinanced a $50 million bank facility with a syndicate of banks led by Regions Bank that was scheduled to mature on May 24, 2010. The facility was replaced with a $50 million bank facility with similar features with the same banks. The facility has a contract maturity date of March 31, 2012 with the option to extend the term for one year.

At March 31, 2010, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $3.1 million collateralized and available to borrow at March 31, 2010. We had total borrowings outstanding under these credit facilities of $1.2 billion at March 31, 2010.

Approximately 70% of our outstanding obligations at March 31, 2010 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, all of which was collateralized and available to borrow at March 31, 2010. We had total borrowings outstanding under the FNMA Facilities of approximately $0.9 billion at March 31, 2010. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent. While we believe this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

Approximately 22% of our outstanding obligations at March 31, 2010 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $298 million was collateralized and available to borrow at March 31, 2010. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $298 million at March 31, 2010. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen to 0.38% below LIBOR.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of March 31, 2010 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$944,833
Freddie Mac Credit Facilities	300,000	298,247	298,247
Regions Credit Facility	50,000	48,675	-
Other Borrowings	115,653	115,653	115,653
Total Debt	$1,510,082	$1,507,004	$1,358,733

As of March 31, 2010, we had entered into interest rate swaps totaling a notional amount of $843 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $222 million as of March 31, 2010. Four major banks provide over 93% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2010 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped	$906,213	3.3	5.4%
Tax-free - Fixed Rate or Swapped	37,405	6.9	4.7%
Conventional - Variable Rate (1)	192,829	4.3	1.0%
Conventional - Variable Rate - Capped (2)	157,936	6.2	0.8%
Tax-free - Variable Rate - Capped (2)	64,350	1.9	1.1%
Total Debt Outstanding	$1,358,733	3.7	4.0%

(1)  Includes a $15 million mortgage with an imbedded cap at a 7% rate.
(2)  When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our outstanding debt as of March 31, 2010 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions	Other	Total
2010	$-	$-	$-	$-	$-
2011	80,000	100,000	-	-	180,000
2012	80,000	-	50,000	-	130,000
2013	203,193	-	-	-	203,193
2014	321,236	200,000	-	18,203	539,439
2015	120,000	-	-	52,729	172,729
Thereafter	240,000	-	-	44,721	284,721
Total	$1,044,429	$300,000	$50,000	$115,653	$1,510,082

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of March 31, 2010 (in thousands):

	Swap Balances			Total
		SIFMA	Fixed Rate		Contract
	LIBOR	(formerly BMA)	Balances	Balance	Rate
2010	$100,000	$8,365	$-	$108,365	5.8%
2011	158,000	-	-	158,000	5.2%
2012	150,000	17,800	-	167,800	5.1%
2013	190,000	-	-	190,000	5.2%
2014	144,000	-	18,203	162,203	5.7%
2015	75,000	-	37,529	112,529	5.6%
Thereafter	-	-	44,721	44,721	5.6%
Total	$817,000	$26,165	$100,453	$943,618	5.4%

During the three months ended March 31, 2010, we sold 571,000 shares of common stock through a continuous equity offering program generating net proceeds of approximately $29.9 million. We did not make any sales through this program during the three months ended March 31, 2009.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government, and whose securities are now implicitly Government-guaranteed. The Agencies provide credit enhancement for approximately $1.2 billion of our outstanding debt as of March 31, 2010. The Federal Housing Finance Agency, or FHFA, which was appointed conservator of the Agencies, recognizes the importance of multifamily housing finance for healthy secondary market and housing affordability, and expects FNMA and Freddie Mac to continue underwriting and financing sound multifamily business.

The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness.  Prudential Mortgage Capital, a DUS lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the three months ended March 31, 2010, our net cash provided by operating activities was short of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $5.9 million, as compared to being in excess by $1.5 million for the three months ended March 31, 2009. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of March 31, 2010, (dollars in thousands):

Contractual Obligations (1)	2010	2011	2012	2013	2014	Thereafter	Total
Long-Term Debt (2)	$1,464	$181,929	$82,236	$171,038	$536,792	$385,274	$1,358,733
Fixed Rate or
Swapped Interest (3)	34,338	38,855	29,835	22,342	13,159	29,712	168,241
Operating Lease	13	18	10	-	-	-	41
Total	$35,815	$220,802	$112,081	$193,380	$549,951	$414,986	$1,527,015

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At March 31, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2010, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2010, Mid-America Multifamily Fund II, LLC, or Fund II, owned two properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 13 in our 2009 Annual Report on Form 10-K filed on February 25, 2010.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments, or ASC 825-10-65-1, which extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 8 to the condensed consolidated financial statements.

In June 2008, the FASB issued ASC 810-10-05, Amendments to FASB Interpretation No. 46(R), or ASC 810-10-05, which amends events that would require reconsidering whether an entity is a variable interest entity; it amends the criteria used to determine the primary beneficiary of a variable interest entity; and it expands disclosures about an enterprise’s involvement in variable interest entities.   ASC 810-10-05 is effective for annual reporting periods beginning after November 15, 2009 and earlier application is prohibited. We adopted ASC 810-10-05 effective January 1, 2010. The adoption did not have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

There have been no material changes in our market risk as disclosed in the 2009 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which is incorporated by reference herein.

Item 4.    Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic slowdown in the United States and the related downturn in the housing and real estate markets have adversely affected and may continue to adversely affect our financial condition and results of operations

There has been a significant decline in economic growth, both in the United States and globally, in the second half of 2008 and through the beginning of 2010. The trends in both the real estate industry and the broader United States economy continue to be unfavorable and continue to adversely affect our revenues. The weakened economy and related reduction in spending, falling home prices and mounting job losses, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by the increase in supply and deterioration in the multifamily market and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak or deteriorate further, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets may continue to weaken during 2010.

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

Our financing could be impacted by negative capital market conditions

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of March 31, 2010, 91% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

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

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At March 31, 2010, we had total debt outstanding of $1.4 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of March 31, 2010, our ratio of debt to undepreciated book value was approximately 49%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.2 billion of our outstanding debt as of March 31, 2010. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 16 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 38 basis points below the associated LIBOR rate, but in the past 31 months the spreads increased significantly and have been more volatile than we have historically seen before recently contracting closer to more normal levels. We believe that the current market illiquidity is an anomaly and that the spreads and the volatility will return to more stable historic levels, but we cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide over 93% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become ineffective, in which case the value of the swap or cap would be adjusted to value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

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

Variable interest rates may adversely affect funds from operations

At March 31, 2010, effectively $193 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million that are variable rate facilities. At March 31, 2010, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at March 31, 2010. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

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

We may not be able to sell communities when appropriate

Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own seven communities, which are subject to restrictions on sale and are required to be exchanged through a 1031b tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.

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
•
will either direct you to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, you will be paid a price equal to the lesser of the price you paid for the shares; or the average of the last reported sales prices on the New York Stock Exchange on the ten trading days immediately preceding the date fixed for redemption by our Board of Directors.

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. Currently, we have 6,200,000 shares of 8.30% Series H Cumulative Redeemable Preferred Stock issued and outstanding. On May 3, 2010, we announced a 50% redemption, subject to rounding of fractional shares, on June 2, 2010 of the 8.30% Series H Cumulative Redeemable Preferred Stock.

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

The stock markets, including The New York Stock Exchange, or NYSE, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

Item 4.    (Removed and Reserved).

Item 5.    Other Information.
None.

Item 6.            Exhibits.
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
10.1
Third Amended and Restated Master Credit Facility Agreement (MAA II) among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP and Prudential Multifamily Mortgage Inc. dated January 4, 2010

10.2	Seconded Amended and Restated Revolving Credit Agreement among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP, Regions Bank and Regions Capital Markets dated March 31, 2010

10.3	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP, Mid-America Apartments of Texas, LP and Financial Federal Savings Bank dated June 1, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: May 6, 2010	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)