Form 10-Q
period 2010-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2010-08-05
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 21, 2010
Common Stock, $0.01 par value	32,798,079

MID-AMERICA APARTMENT COMMUNITIES, INC.

TABLE OF CONTENTS

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated  Balance  Sheets
June 30, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
Assets:
Real estate assets:
Land	$258,394	$255,425
Buildings and improvements	2,410,202	2,364,918
Furniture, fixtures and equipment	78,577	73,975
Capital improvements in progress	4,256	10,517
	2,751,429	2,704,835
Less accumulated depreciation	(836,933)	(788,260)
	1,914,496	1,916,575
Land held for future development	1,306	1,306
Commercial properties, net	8,157	8,721
Investments in real estate joint ventures	12,385	8,619
Real estate assets, net	1,936,344	1,935,221
Cash and cash equivalents	25,245	13,819
Restricted cash	730	561
Deferred financing costs, net	13,658	13,369
Other assets	17,961	19,731
Goodwill	4,106	4,106
Assets held for sale	-	19
Total assets	$1,998,044	$1,986,826
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,363,195	$1,399,596
Accounts payable	1,483	1,702
Fair market value of interest rate swaps	56,862	51,160
Accrued expenses and other liabilities	67,608	69,528
Security deposits	8,092	8,789
Liabilities associated with assets held for sale	-	23
Total liabilities	1,497,240	1,530,798
Redeemable stock	2,900	2,802
Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, $25 per share liquidation preference; 8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 3,099,999 and 6,200,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 32,299,493 and 29,095,251 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively (1)	322	290
Additional paid-in capital	1,074,147	988,642
Accumulated distributions in excess of net income	(541,725)	(510,993)
Accumulated other comprehensive income	(56,836)	(47,435)
Total Mid-America Apartment Communities, Inc. shareholders' equity	475,939	430,566
Noncontrolling interest	21,965	22,660
Total Equity	497,904	453,226
Total liabilities and equity	$1,998,044	$1,986,826

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet.The number of shares classified as redeemable stock on the consolidated balance sheet for June 30, 2010 and December 31, 2009 are 56,336 and 58,038, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2010 and 2009
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues:
Rental revenues	$91,049	$89,593	$181,357	$178,791
Other property revenues	7,697	4,906	14,717	9,308
Total property revenues	98,746	94,499	196,074	188,099
Management fee income	155	63	291	127
Total operating revenues	98,901	94,562	196,365	188,226
Property operating expenses:
Personnel	12,717	11,962	25,075	23,326
Building repairs and maintenance	3,661	3,287	6,988	6,099
Real estate taxes and insurance	11,321	11,059	23,219	23,043
Utilities	5,671	5,231	11,270	10,739
Landscaping	2,518	2,490	5,033	4,794
Other operating	6,764	4,893	12,618	9,216
Depreciation	24,943	23,818	50,023	47,403
Total property operating expenses	67,595	62,740	134,226	124,620
Acquisition expenses	486	107	462	109
Property management expenses	4,479	4,503	8,756	8,744
General and administrative expenses	3,110	2,686	5,921	5,143
Income from continuing operations before non-operating items	23,231	24,526	47,000	49,610
Interest and other non-property income	86	68	401	148
Interest expense	(13,993)	(14,472)	(27,884)	(28,701)
Loss on debt extinguishment	-	(141)	-	(138)
Amortization of deferred financing costs	(648)	(588)	(1,243)	(1,194)
Asset impairment	(1,590)	-	(1,590)	-
Net casualty gain (loss) and other settlement proceeds	102	-	629	(144)
Income from continuing operations before loss from real estate joint ventures	7,188	9,393	17,313	19,581
Loss from real estate joint ventures	(298)	(156)	(574)	(352)
Income from continuing operations	6,890	9,237	16,739	19,229
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	-	326	-	747
(Loss) gain on sale of discontinued operations	(2)	1,155	(2)	2,587
Consolidated net income	6,888	10,718	16,737	22,563
Net income attributable to noncontrolling interests	228	570	665	1,276
Net income attributable to Mid-America Apartment Communities, Inc.	6,660	10,148	16,072	21,287
Preferred dividend distributions	2,704	3,217	5,920	6,433
Premiums and original issuance costs associated with the redemption of preferred stock	2,573	-	2,573	-
Net income available for common shareholders	$1,383	$6,931	$7,579	$14,854

Weighted average shares outstanding (in thousands):
Basic	30,628	28,105	29,883	28,095
Effect of dilutive securities	108	79	84	80
Diluted	30,736	28,184	29,967	28,175

Net income available for common shareholders	$1,383	$6,931	$7,579	$14,854
Discontinued property operations	2	(1,481)	2	(3,334)
Income from continuing operations available for common shareholders	$1,385	$5,450	$7,581	$11,520

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.04	$0.20	$0.25	$0.41
Discontinued property operations	-	0.05	-	0.12
Net income available for common shareholders	$0.04	$0.25	$0.25	$0.53

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.04	$0.20	$0.25	$0.41
Discontinued property operations	-	0.05	-	0.12
Net income available for common shareholders	$0.04	$0.25	$0.25	$0.53

Dividends declared per common share	$0.615	$0.615	$1.230	$1.230

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Consolidated net income	$16,737	$22,563
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of deferred financing costs	51,266	48,597
Stock compensation expense	1,131	623
Redeemable stock issued	213	167
Amortization of debt premium	(180)	(180)
Loss from investments in real estate joint ventures	574	352
Loss on debt extinguishment	-	138
Derivative interest expense	300	616
Loss (gain) on sale of discontinued operations	2	(2,587)
Asset impairment	1,590	-
Net casualty (gains) loss and other settlement proceeds	(629)	144
Changes in assets and liabilities:
Restricted cash	(169)	(212)
Other assets	1,447	3,522
Accounts payable	(234)	703
Accrued expenses and other	(4,436)	(693)
Security deposits	(696)	181
Net cash provided by operating activities	66,916	73,934
Cash flows from investing activities:
Purchases of real estate and other assets	(69,718)	(17,729)
Improvements to existing real estate assets	(22,595)	(21,707)
Renovations to existing real estate assets	(2,858)	(4,249)
Development	-	(3,910)
Distributions from real estate joint ventures	1,481	95
Contributions to real estate joint ventures	(6,006)	(195)
Proceeds from disposition of real estate assets	48,074	14,745
Net cash used in investing activities	(51,622)	(32,950)
Cash flows from financing activities:
Net change in credit lines	(55,000)	44,831
Proceeds from notes payable	19,500	-
Principal payments on notes payable	(721)	(44,059)
Payment of deferred financing costs	(5,731)	(941)
Repurchase of common stock	(813)	(669)
Proceeds from issuances of common shares and units	161,999	596
Distributions to noncontrolling interests	(2,927)	(3,112)
Dividends paid on common shares	(36,198)	(34,543)
Dividends paid on preferred shares	(6,467)	(6,433)
Redemption of preferred stock	(77,510)	-
Net cash used in financing activities	(3,868)	(44,330)
Net increase (decrease) in cash and cash equivalents	11,426	(3,346)
Cash and cash equivalents, beginning of period	13,819	9,426
Cash and cash equivalents, end of period	$25,245	$6,080

Supplemental disclosure of cash flow information:
Interest paid	$28,458	$27,132
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to common shares	$1,190	$-
Accrued construction in progress	$2,139	$4,528
Interest capitalized	$-	$109
Marked-to-market adjustment on derivative instruments	$(10,063)	$23,361
Reclass of redeemable stock to liabilities	$269	$-

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited) and 2009 (Unaudited)

1.           Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or Mid-America, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of June 30, 2010, we owned or owned interests in a total of 150 multifamily apartment communities comprising 44,462 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and two communities comprising 773 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies in effect as of December 31, 2009 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2010.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

2.           Segment Information

As of June 30, 2010, we owned or had an ownership interest in 150 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•
Large same store communities are generally communities in markets with a population of at least 1 million that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•
Secondary same store communities are generally communities in markets with populations of less than 1 million that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Non same store communities include recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale.

On the first day of each calendar year we determine the composition of our operating segments for that year which allows us to evaluate full period-over-period operating comparisons. We utilize net operating income, or NOI, in evaluating the performance. Total NOI represents total property revenues less total property operating expenses, excluding depreciation, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues, NOI, and assets for each reportable segment for the three and six month periods ended June 30, 2010 and 2009, were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Large Same Store	$44,914	$45,214	$89,332	$90,410
Secondary Same Store	43,617	42,694	86,567	85,009
Non-Same Store	10,215	6,591	20,175	12,680
Total property revenues	98,746	94,499	196,074	188,099
Management fee income	155	63	291	127
Total operating revenues	$98,901	$94,562	$196,365	$188,226

NOI
Large Same Store	$25,455	$26,632	$50,433	$53,273
Secondary Same Store	24,911	25,129	49,949	50,292
Non-Same Store	5,728	4,159	11,489	8,106
Total NOI	56,094	55,920	111,871	111,671
Discontinued operations NOI included above	-	(343)	-	(789)
Management fee income	155	63	291	127
Depreciation	(24,943)	(23,818)	(50,023)	(47,403)
Acquisition expense	(486)	(107)	(462)	(109)
Property management expense	(4,479)	(4,503)	(8,756)	(8,744)
General and administrative expense	(3,110)	(2,686)	(5,921)	(5,143)
Interest and other non-property income	86	68	401	148
Interest expense	(13,993)	(14,472)	(27,884)	(28,701)
Gain (loss) on debt extinguishment	-	(141)	-	(138)
Amortization of deferred financing costs	(648)	(588)	(1,243)	(1,194)
Asset impairment	(1,590)	-	(1,590)	-
Net casualty gains (loss) and other settlement proceeds	102	-	629	(144)
Loss from real estate joint ventures	(298)	(156)	(574)	(352)
Discontinued operations	(2)	1,481	(2)	3,334
Nest income attributable to noncontrolling interests	(228)	(570)	(665)	(1,276)
Net income attributable to
Mid-America Apartment Communities, Inc.	$6,660	$10,148	$16,072	$21,287

	June 30,	December 31,
	2010	2009
Assets
Large Same Store	$920,984	$934,182
Secondary Same Store	661,380	672,692
Non-Same Store	358,397	336,683
Corporate assets	57,283	43,269
Total assets	$1,998,044	$1,986,826

3.           Comprehensive Income and Equity

Total comprehensive income, equity and their components for the six month periods ended June 30, 2010, and 2009, were as follows (dollars in thousands, except per share and per unit data):

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2009	$453,226		$62	$290	$988,642	$(510,993)	$(47,435)	$22,660
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	161,963			32	161,931
Shares repurchased and retired	(813)				(813)
Exercise of stock options	33				33
Shares issued in exchange for units	-				1,190			(1,190)
Redeemable stock fair market value	(154)					(154)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-				(3,053)			3,053
Amortization of unearned compensation	1,123				1,123
Dividends on common stock ($0.615 per share)	(38,157)					(38,157)
Dividends on noncontrolling interest units ($0.615 per unit)	(2,861)							(2,861)
Redemption of preferred stock	(77,510)		(31)		(74,906)	(2,573)
Dividends on preferred stock	(5,920)					(5,920)
Comprehensive income:
Net income	16,737	$16,737				16,072		665
Other comprehensive income - derivative instruments (cash flow hedges)	(9,763)	(9,763)					(9,401)	(362)
Comprehensive income	6,974	$6,974

EQUITY BALANCE JUNE 30, 2010	$497,904		$31	$322	$1,074,147	$(541,725)	$(56,836)	$21,965

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2008	$442,617		$62	$282	$954,127	$(464,617)	$(72,885)	$25,648
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	553				553
Shares repurchased and retired	(669)				(669)
Exercise of stock options	45				45
Shares issued in exchange for units	-				-	-	-	-
Redeemable stock fair market value	(3)					(3)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-				571			(571)
Amortization of unearned compensation	640				640
Dividends on common stock ($0.615 per share)	(34,546)					(34,546)		-
Dividends on noncontrolling interest units ($0.615 per unit)	(3,112)							(3,112)
Dividends on preferred stock	(6,433)					(6,433)
Comprehensive income:
Net income	22,563	$22,563				21,287		1,276
Other comprehensive income - derivative instruments (cash flow hedges)	23,977	23,977					22,667	1,310
Comprehensive income	46,540	$46,540
EQUITY BALANCE JUNE 30, 2009	$445,632		$62	$282	$955,267	$(484,312)	$(50,218)	$24,551

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.           Real Estate Acquisitions

On April 30, 2010, we purchased the Grand Cypress apartments, a 312-unit community located in the Houston, Texas metropolitan statistical area, or MSA.

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in the Tampa, Florida MSA. The remaining 19 units had previously been sold as condominiums and we intend to acquire these units if they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008 and during 2009, we acquired 11 of the remaining 19 units. On both February 18, 2010 and June 4, 2010, we acquired one additional unit.

On June 24, 2010, we purchased the 535 Brookwood apartments, a 256-unit community located in the Greenville, South Carolina MSA.

On June 29, 2010, we purchased the Avondale at Kennesaw Farms apartments, a 288-unit community located in the Nashville, Tennessee MSA.

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

The following is a summary of discontinued operations for the three and six month periods ended June 30, 2010 and 2009, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Rental revenues	$-	$783	$-	$1,752
Other revenues	-	16	-	53
Total revenues	-	799	-	1,805
Expenses
Property operating expenses	-	456	-	1,016
Depreciation	-	-	-	-
Interest expense	-	17	-	42
Total expense	-	473	-	1,058
Income from discontinued operations before gain on sale	-	326	-	747
Gain on sale of discontinued operations	-	1,155	-	2,587
Income from discontinued operations	$-	$1,481	$-	$3,334

6.           Share and Unit Information

On June 30, 2010, 32,299,493 common shares and 2,198,090 operating partnership units were outstanding, representing a total of 34,497,583 shares and units. Additionally, we had outstanding options for the purchase of 21,577 shares of common stock at June 30, 2010, of which 10,274 were anti-dilutive. At June 30, 2009, 28,224,270 common shares and 2,403,515 operating partnership units were outstanding, representing a total of 30,627,785 shares and units. Additionally, Mid-America had outstanding options for the purchase of 23,507 shares of common stock at June 30, 2009, of which 16,713 were anti-dilutive.

During the three months ended June 30, 2010, we issued 2,503,600 shares of common stock through our at-the-market, or ATM, program for net proceeds of $131.6 million.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 issued and outstanding shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H. The Series H shares being redeemed were redeemed for a $25 per share redemption price plus any accrued and unpaid dividends through and including June 2, 2010. The redemption was funded by proceeds raised through our ATM program.

On July 6, 2010, we announced our plans to redeem the remaining 3,099,999 shares of the issued and outstanding Series H. The shares will be redeemed on August 5, 2010 for a $25 per share redemption price plus any accrued and unpaid dividends through and including August 5, 2010. The redemption will be funded by proceeds through our ATM program.

7.           Notes Payable

On June 30, 2010, we had total indebtedness of $1.36 billion, compared to $1.40 billion as of December 31, 2009. Our indebtedness as of June 30, 2010 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide secured credit facilities.

As of June 30, 2010, approximately 92% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicate of banks.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 32 interest rate swaps and 20 interest rate caps as of June 30, 2010, representing notional amounts of $793 thousand and $262 thousand, respectively.

The following table summarizes our debt structure as of June 30, 2010 (dollars in thousands):

	Borrowed	Effective	Contract
	Balance	Rate	Maturity
Fixed Rate Debt
Individual property mortgages	$88,845	5.8%	5/14/2020
Tax-exempt	11,070	5.3%	12/1/2028
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	767,000	5.3%	1/2/2013
BMA-based interest rate swaps	26,165	4.5%	2/17/2012
Total fixed rate debt	943,080	5.3%	2/1/2014

Variable Rate Debt
FNMA conventional credit facilities	259,318	0.9%	9/23/2014
FNMA tax-free credit facilities	64,350	1.1%	3/1/2014
Feddie Mac credit facilities	81,247	0.8%	6/28/2013
Freddie Mac mortgage	15,200	3.7%	12/10/2015
Total variable rate debt	420,115	1.0%	6/12/2014

Total Outstanding Debt	$1,363,195	4.0%	3/13/2014

8.           Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to our borrowings, the value of which are determined by changing interest rates.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2010 and 2009, we recorded ineffectiveness of $155,000 and $1.1 million, respectively, and during the six months ended June 30, 2010 and 2009, $259,000 and $676,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

We also have nine interest rate caps, totaling a notional amount of $56.3 million, where only the changes in intrinsic value are recorded in accumulated other comprehensive income. Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings. During the three months ended June 30, 2010 and 2009, we recorded a gain of less than $1,000 and $101,000, respectively, and during the six months ended June 30, 2010 and 2009, a loss of $31,000 and a gain of $109,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $28.1 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of June 30, 2010 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Cap	20	$262,286,000
Interest Rate Swap	32	$793,165,000

Non-designated Hedges

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as qualifying accounting hedges under ASC 815.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, respectively:

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of
June 30, 2010 and December 31, 2009 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
	Balance	2010	2009	Balance	2010	2009
Derivatives designated as	Sheet			Sheet
hedging instruments	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
				Fair market
				value of
				interest rate
Interest rate contracts	Other assets	$3,269	$3,430	swaps	$56,862	$51,160

Total derivatives designated as hedging instruments		$3,269	$3,430		$56,862	$51,160

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June, 2010 and 2009, respectively.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2010 and 2009 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009

Three months ended June 30,

Interest rate contracts	$(14,955)	$10,924	Interest expense	$(8,624)	$(7,597)	Interest expense	$(154)	$(1,010)

Total derivatives in cash flow hedging relationships	$(14,955)	$10,924		$(8,624)	$(7,597)		$(154)	$(1,010)

Six months ended June 30,

Interest rate contracts	$(27,788)	$10,052	Interest expense	$(18,026)	$(13,924)	Interest expense	$(290)	$(568)

Total derivatives in cash flow hedging relationships	$(27,788)	$10,052		$(18,026)	$(13,924)		$(290)	$(568)

Credit-risk-related Contingent Features

As of June 30, 2010, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $61.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $56.9 million at June 30, 2010.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2010, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $21.4 million.

Certain of our derivative contracts are credit enhanced by either Federal National Mortgage Association, or FNMA, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level. If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100% collateral or settle the obligations at their termination value of $61.6 million as of June 30, 2010. Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of June 30, 2010.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 9.

9.      Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at June 30, 2010 and December 31, 2009, totaled $150 million and $81 million, respectively, and had estimated fair values of $127 million and $74 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of June 30, 2010 and December 31, 2009. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2010 and December 31, 2009, totaled $1,213 million and $1,318 million, respectively, and had estimated fair values of $1,118 million and $1,193 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of June 30, 2010 and December 31, 2009.

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

Derivative financial instruments

Currently, we use interest rate swaps and interest rate caps (options) to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the six months ended June 30, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2010 were transferred from Level 3 of the fair value hierarchy to Level 2 at the beginning of the six months ended June 30, 2010.

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) for the six months ended June 30, 2010.

Reconciliation of Level 2 and Level 3 Fair Value Measurements for the
Six Months Ended June 30, 2010 (dollars in thousands)

	Assets		Liabilities
	Level 2	Level 3	Level 2	Level 3

Beginning fair value as of 12/31/2009	$-	$3,430	$-	$51,160

Transfers in	3,430	-	51,160	-

Purchase, issuances and settlements	4,200	-	-	-

Transfers out	-	(3,430)	-	(51,160)

Total gains/(loss)	(4,361)	-	(5,702)	-

Ending fair value as of 6/30/2010	$3,269	$-	$56,862	$-

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Assets
Derivative financial instruments	$—	$3,269	$—	$3,269
Liabilities
Derivative financial instruments	$—	$56,862	$—	$56,862

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Derivative financial instruments	$—	$—	$3,430	$3,430
Liabilities
Derivative financial instruments	$—	$—	$51,160	$51,160

The fair value estimates presented herein are based on information available to management as of June 30, 2010 and December 31, 2009. These estimates are not necessarily indicative of the amounts we could ultimately realize. See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.          Asset Impairment

During the three months ended June 30, 2010, we received an offer to purchase our 276-unit Cedar Mill apartment community. As a result of the offer received and management’s reconsideration of its long-term intentions related to this property, MAA determined that an impairment indicator existed. As the estimated undiscounted future cash flows were no longer sufficient to recover the asset carrying amount, we recorded an impairment charge of $1,590,000 during the three months ended June 30, 2010 to adjust the asset carrying value to estimated fair value. The operations of the Cedar Mill community are included in our secondary same store operating segment.

11.          Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

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

12.          Subsequent Events

8.30% Series H Cumulative Redeemable Preferred Stock, or Series H

On July 6, 2010, we announced the redemption of the 3,099,999 issued and outstanding shares of our Series H for a $25 per share redemption price plus any accrued and unpaid dividends through and including the redemption date. The shares were redeemed on August 5, 2010 and the redemption was funded by proceeds raised through our ATM program.

Real Estate Acquisitions

On April 30, 2010, we purchased the Grand Cypress apartments, a 312-unit community located in the Houston, Texas MSA. On July 13, 2010 we contributed Grand Cypress to Mid-America Multifamily Fund II, LLC, one of our joint ventures.

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

Overview of the Three Months Ended June 30, 2010

We continued to absorb the effects of reduced pricing on new leases in our portfolio to maintain occupancy. While same store property revenues were up in the three months ended June 30, 2010 from the three months ended June 30, 2009, and core same store expenses increased only slightly over the same period, affecting both same store revenues and expenses was the introduction in 2010 of a new bulk cable program. The new program requires revenues and expenses to be to recorded gross on the condensed consolidated financial statements, rather than netted together in revenues as our previous program allowed, resulting in increased revenue and expense comparisons over the prior period.

Generally, the same store portfolio consists of those properties that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale. This allows us to evaluate full period over period operating comparisons. Within the same store portfolio we further classify communities as belonging to either our large same store or secondary same store group generally based on market population. Communities not included in the same store portfolio would include recent acquisitions, communities in development or lease-up, communities undergoing extensive renovations or communities that have been classified as held for sale.

We benefited from acquisitions made during 2009 and 2010, as well as the completion and leaseup of some development communities.

We also experienced a decrease in interest expense during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, mainly as a result of a decrease in our average borrowing costs.

The following is a discussion of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2010. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Property revenues for the three months ended June 30, 2010 were approximately $98.7 million, an increase of $4.2 million from the three months ended June 30, 2009 due to (i) a $1.1 million increase in property revenues from our secondary same store group primarily as a result of a $0.9 million increase from our new bulk cable program, and (ii) a $3.1 million increase in property revenues from our non-same store group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the three months ended June 30, 2010 were approximately $42.7 million, an increase of approximately $3.7 million from the three months ended June 30, 2009 due primarily to increases in property operating expenses of (i) $0.9 million from our large same store group, (ii) $1.1 million from our secondary same store group, and (iii) $1.7 million from our non-same store group, mainly as a result of acquisitions. The increases in the large and secondary same store groups include $0.8 million and $1.0 million, respectively, related to the accounting for our new bulk cable program.

Depreciation expense for the three months ended June 30, 2010 was approximately $24.9 million, an increase of approximately $1.1 million from the three months ended June 30, 2009 primarily due to the increases in depreciation expense of (i) $0.2 million from our large same store group, (ii) $0.3 million from our secondary same store group, and (iii) $0.6 million from our non-same store group, mainly as a result of acquisitions. Increases of depreciation expense from our same store groups resulted from asset additions made during the normal course of business.

General and administrative expenses increased approximately $0.4 million to $3.1 million for the three months ended June 30, 2010 from the three months ended June 30, 2009, primarily as a result of increased personnel incentives as a result of improved performance during the three months ended June 30, 2010 over the three months ended June 30, 2009, and increased acquisition costs as we acquired three properties during the three months ended June 30, 2010 and only one property during the three months ended June 30, 2009.

Interest expense for the three months ended June 30, 2010 was approximately $14.0 million, a decrease of $0.5 million from the three months ended June 30, 2009. The decrease was primarily related to the decrease in our average cost of debt from 4.39% to 4.11% over the same period. The decrease in our average cost of debt was partially offset by an increase in our average debt outstanding from the three months ended June 30, 2009 to the three months ended June 30, 2010 of approximately $38.0 million.

During the three months ended June 30, 2010, we recorded an asset impairment charge of approximately $1.6 million related to one of our original IPO communities. This community was part of our secondary same store segment. Fair value of the community was determined by an offer. No asset impairment charges were recorded during the three months ended June 30, 2009.

For the three months ended June 30, 2009, we recorded approximately $1.2 million of gains related to the sale of the Riverhills apartments. There were no dispositions during the three months ended June 30, 2010.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $3.5 million in the three months ended June 30, 2010 from the three months ended June 30, 2009.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, resulting in a non-cash charge of approximately $2.6 million representing the write-off of premiums and original issuance costs during the three months ended June 30, 2010.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Property revenues for the six months ended June 30, 2010 were approximately $196.1 million, an increase of $8.0 million from the six months ended June 30, 2009 due to an increase in property revenues of (i) $1.9 million from our secondary same store group primarily as a result of a $1.5 million increase from our new bulk cable program, and (ii) $6.8 million from our non-same store group, mainly as a result of acquisitions. These increases were partially offset by a decrease of $0.7 million from our large same store group.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the six months ended June 30, 2010 were approximately $84.2 million, an increase of approximately $7.0 million from the six months ended June 30, 2009 due primarily to increases in property operating expenses of (i) $1.8 million from our large same store group, (ii) $1.9 million from our secondary same store group, and (iii) $3.3 million from our non-same store group, mainly as a result of acquisitions. The increases in the large and secondary same store groups include $1.5 million and $1.7 million, respectively, related to the accounting for our new bulk cable program.

Depreciation expense for the six months ended June 30, 2010 was approximately $50.0 million, an increase of approximately $2.6 million from the six months ended June 30, 2009 primarily due to the increases in depreciation expense of (i) $0.4 million from our large same store group, (ii) $0.6 million from our secondary same store group, and (iii) $1.6 million from our non-same store group, mainly as a result of acquisitions. Increases of depreciation expense from our same store groups resulted from asset additions made during the normal course of business.

General and administrative expenses increased approximately $0.8 million to $5.9 million for the six months ended June 30, 2010 from the six months ended June 30, 2009, primarily as a result of increased personnel incentives as a result of improved performance during the six months ended June 30, 2010 over the six months ended June 30, 2009, and increased acquisition costs as we acquired three properties during the six months ended June 30, 2010 and only one property during the six months ended June 30, 2009.

Interest expense for the six months ended June 30, 2010 was approximately $27.9 million, a decrease of $0.8 million from the six months ended June 30, 2009. The decrease was primarily related to the decrease in our average cost of debt from 4.35% to 4.08% over the same period. The decrease in our average cost of debt was partially offset by an increase in our average debt outstanding from the six months ended June 30, 2009 to the six months ended June 30, 2010 of approximately $39.6 million.

During the six months ended June 30, 2010, we recorded an asset impairment charge of approximately $1.6 million related to one of our original IPO communities. This community was part of our secondary same store segment. Fair value of the community was determined by an offer. No asset impairment charges were recorded during the six months ended June 30, 2009.

For the six months ended June 30, 2009, we recorded approximately $2.6 million of gains related to the sale of the Riverhills and Woodstream apartments. There were no dispositions during the six months ended June 30, 2010.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $5.2 million in the six months ended June 30, 2010 from the six months ended June 30, 2009.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, resulting in a non-cash charge of approximately $2.6 million representing the write-off of premiums and original issuance costs during the three months ended June 30, 2010.

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

In response to SEC’s Staff Policy Statement relating to Emerging Issues Task Force Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, we include the amount charged to retire preferred stock in excess of carrying values in our FFO calculation.

Our policy is to expense the cost of interior painting, vinyl flooring and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income attributable to Mid-America Apartment Communities, Inc. or any other GAAP measurement of performance, as an indicator of operating performance, or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income attributable to Mid-America Apartment Communities, Inc. for the three and six month periods ended June 30, 2010, and 2009 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Net income attributable to Mid-America Apartment Communities, Inc.	$6,660	$10,148	$16,072	$21,287
Depreciation of real estate assets	24,432	23,293	49,001	46,413
Net casualty (gain) loss and other settlement proceeds	(102)	-	(629)	144
Loss (gain) on sales of discontinued operations	2	(1,155)	2	(2,587)
Depreciation of real estate assets of real estate joint ventures	470	185	872	449
Preferred dividend distribution	(2,704)	(3,217)	(5,920)	(6,433)
Net income attributable to noncontrolling interests	228	570	665	1,276
Premiums and original issuance costs associated with the redemption of preferred stock	(2,573)	-	(2,573)	-
Funds from operations	$26,413	$29,824	$57,490	$60,549

FFO for the three and six month periods ended June 30, 2010 decreased primarily as the result of a charge to recognize premiums and original issuance costs associated with the redemption of preferred stock of $2.6 million and an asset impairment charge of $1.6 million.

Trends

During the three months ended June 30, 2010, rental demand for apartments improved when compared to the same period last year and the first quarter of 2010. This was evident through higher occupancy as compared to the same period last year and pricing increases on new leases signed as compared to the prior quarter. However, one of the primary drivers of apartment demand is job formation, and the job losses that have occurred across the nation and our markets continue to cause us to be cautious about apartment demand and pricing in the near term.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. At the end of the three months ended June 30, 2010, we were invested in over 48 separate markets, with 59% of our gross assets in large markets and 41% of our gross assets in select secondary markets. No more than 9% of gross assets are located in any one market, further diversifying our portfolio.

We also continue to benefit on the supply side. Supply declined in 2009 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums and/or single family houses in only a few of our submarkets. We expect this relative new supply compression to be an even larger factor over the next several quarters as supply that did come to market before the slowdown moves further away from the lease up stage and new supply remains limited.

Our focus during the three months ended June 30, 2010 was on maintaining the strong occupancy performance we captured in the three months ended March 31, 2010 and pushing pricing where possible. Through these efforts, our same store occupancy at June 30, 2010 was 70 basis points higher than at June 30, 2009 and effective rent per unit essentially leveled out as compared to the prior quarter.

Overall same store revenues increased 0.7% for the three months ended June 30, 2010 from the three months ended June 30, 2009. This included an increase of $1.9 million due to our new bulk cable program. With cable expense netted into cable revenues, same store revenues decreased 1.4% over this period. We believe that this decline in same store revenue will continue through 2010, primarily due to the impact of lower rents on leases signed in the latter half of 2009. However, revenue growth should resume after the economic growth returns and, most importantly, when sustainable job growth resumes. We also believe reduced availability of financing for new apartment construction will likely limit new apartment construction over the next few quarters, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration, and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

While anticipated continued weak employment growth is expected to keep new demand subdued, we think that the supply of new apartments is not excessive, and that positive absorption of apartments will return for most of our markets later in 2010. Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues.  The continued roll-out of ancillary services (such as re-selling cable television), improved collections, and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

During the three months ended June 30, 2010, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities.  Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased from $73.9 million for the six months ended June 30, 2009 to $66.9 million for the six months ended June 30, 2010. This change was a result of various items including changes in cash flows associated with the timing of interest payments.

Net cash used in investing activities was approximately $33.0 million during the six months ended June 30, 2009 compared to $51.6 million during the six months ended June 30, 2010, mainly related to acquisition activity. In the six months ended June 30, 2009, acquisition cash outflows of $17.7 million were mainly related to the acquisition of the Sky View Ranch apartments. In the six months ended June 30, 2010, acquisition cash outflows of $69.7 million were mainly related to the acquisition of three communities. The increased cash outflows due to acquisitions were partially offset by an increase in cash inflows from dispositions of real estate assets. In the six months ended June 30, 2009, we had cash inflows of $14.7 million, mainly related to the dispositions of two properties. In the six months ended June 30, 2010, we had cash inflows of $42.1 million, mainly related to the contribution of a previously acquired property into one of our joint ventures.

Net cash used in financing activities was approximately $44.3 million for the six months ended June 30, 2009, compared to $3.9 million during the six months ended June 30, 2010. During the six months ended June 30, 2010, we received proceeds of approximately $162.0 million from the issuance of shares of common stock through our at-the-market program, or ATM. We used $77.5 million of these proceeds to fund a partial redemption of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H, on June 2, 2010. During the six months ended June 30, 2010, we decreased our borrowings under our credit lines by approximately $55 million. During the comparable period in 2009, we increased our borrowings through our credit facilities by $44.8 million, primarily to provide the cash to pay off a $38.3 million mortgage that matured April 1, 2009.

The weighted average interest rate at June 30, 2010 for the $1.4 billion of debt outstanding was 4.0%, compared to the weighted average interest rate of 4.5% on $1.3 billion of debt outstanding at June 30, 2009. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 31, 2010, we refinanced a $50 million bank facility with a syndicate of banks led by Regions Bank that was scheduled to mature on May 24, 2010. The facility was replaced with a $50 million bank facility with similar features with the same banks. The facility has a contract maturity date of March 31, 2012 with the option to extend the term for one year.

At June 30, 2010, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $9.8 million collateralized and available to borrow at June 30, 2010. We had total borrowings outstanding under these credit facilities of $1.2 billion at June 30, 2010.

Approximately 70% of our outstanding obligations at June 30, 2010 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, all of which was collateralized and available to borrow at June 30, 2010. We had total borrowings outstanding under the FNMA Facilities of approximately $0.9 billion at June 30, 2010. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent. While we believe this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

Approximately 22% of our outstanding obligations at June 30, 2010 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $298 million was collateralized and available to borrow at June 30, 2010. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $298 million at June 30, 2010. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread has risen to 0.37% below LIBOR.

Each of our secured credit facilities is subject to various covenants and conditions on usage, and is subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect.

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of June 30, 2010 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$949,833
Freddie Mac Credit Facilities	300,000	298,247	298,247
Regions Credit Facility	50,000	41,953	-
Other Borrowings	115,115	115,115	115,115
Total Debt	$1,509,544	$1,499,744	$1,363,195

As of June 30, 2010, we had entered into interest rate swaps totaling a notional amount of $793 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $262 million as of June 30, 2010. Four major banks provide over 96% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2010 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped	$905,845	3.5	5.3%
Tax-free - Fixed Rate or Swapped	37,235	6.6	4.7%
Conventional - Variable Rate (1)	157,829	3.9	1.1%
Conventional - Variable Rate - Capped (2)	197,936	5.8	0.9%
Tax-free - Variable Rate - Capped (2)	64,350	1.7	1.1%
Total Debt Outstanding	$1,363,195	3.7	4.0%

(1)  Includes a $15 million mortgage with an imbedded cap at a 7% rate.
(2)  When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our outstanding debt as of June 30, 2010 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions	Other	Total
2010	$-	$-	$-	$-	$-
2011	80,000	100,000	-	-	180,000
2012	80,000	-	50,000	-	130,000
2013	203,193	-	-	-	203,193
2014	321,236	200,000	-	18,041	539,277
2015	120,000	-	-	52,564	172,564
Thereafter	240,000	-	-	44,510	284,510
Total	$1,044,429	$300,000	$50,000	$115,115	$1,509,544

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of June 30, 2010 (in thousands):

	Swap Balances				Total
		SIFMA		Fixed Rate		Contract
	LIBOR	(formerly BMA)	Fannie Mae	Balances	Balance	Rate
2010	$50,000	$8,365	$-	$-	$58,365	6.0%
2011	158,000	-	-	-	158,000	5.2%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	-	18,041	162,041	5.7%
2015	75,000	-	-	37,364	112,364	5.6%
Thereafter	-	-	50,000	44,510	94,510	5.1%
Total	$767,000	$26,165	$50,000	$99,915	$943,080	5.3%

During the six months ended June 30, 2010, we sold 3,074,600 shares of common stock through our ATM program generating net proceeds of approximately $161.5 million. We did not make any sales through this program during the six months ended June 30, 2009.

On June 2, 2010, we used some of the proceeds raised by sales of common stock through our ATM program to redeem 3,100,001 shares of the then 6,200,000 issued and outstanding shares of our Series H for $77.5 million plus the accrued and unpaid dividends owed through and including June 2, 2010. Subsequent to the six months ended June 30, 2010, we announced the redemption of the remaining 3,099,999 shares of Series H on August 5, 2010.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the U.S. Government, and whose securities are now implicitly Government-guaranteed. The Agencies provide credit enhancement for approximately $1.2 billion of our outstanding debt as of June 30, 2010. The Federal Housing Finance Agency, or FHFA, which was appointed conservator of the Agencies, recognizes the importance of multifamily housing finance for healthy secondary market and housing affordability, and expects FNMA and Freddie Mac to continue underwriting and financing sound multifamily business.

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

For the six months ended June 30, 2010, our net cash provided by operating activities was short of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $1.3 million, as compared to being in excess by $8.1 million for the six months ended June 30, 2009. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of June 30, 2010, (dollars in thousands):

Contractual
Obligations (1)	2010	2011	2012	2013	2014	Thereafter	Total
Long-Term Debt (2)	$926	$181,929	$82,236	$171,038	$536,792	$390,274	$1,363,195
Fixed Rate or Swapped Interest (3)	22,398	38,887	29,867	22,375	13,192	29,778	156,497
Operating Lease	9	17	10	-	-	-	36
Total	$23,333	$220,833	$112,113	$193,413	$549,984	$420,052	$1,519,728

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At June 30, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2010, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2010, Mid-America Multifamily Fund II, LLC, or Fund II, owned two properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 13 in our 2009 Annual Report on Form 10-K filed on February 25, 2010.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2010. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

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

There have been no material changes in our market risk as disclosed in the 2009 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which are incorporated by reference herein.

Item 4.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

Significant declines in economic growth, both in the United States and globally, such that we have experienced in the second half of 2008 and through the beginning of 2010, may impact our financial condition and results of operations. Recently, both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our revenues. Factors such as weakened economies and related reduction in spending, falling home prices and mounting job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets may weaken.

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

Our financing could be impacted by negative capital market conditions

Over the past two years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of June 30, 2010, 92% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the U.S. Government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur it could have a material adverse affect on our business, financial condition and prospects.

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

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At June 30, 2010, we had total debt outstanding of $1.4 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of June 30, 2010, our ratio of debt to undepreciated book value was approximately 48%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.2 billion of our outstanding debt as of June 30, 2010. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 37 basis points below the associated LIBOR rate, but in the past 34 months the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide over 96% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become ineffective, in which case the value of the swap or cap would be adjusted to fair value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

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

Variable interest rates may adversely affect funds from operations

At June 30, 2010, effectively $158 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million that are variable rate facilities. At June 30, 2010, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at June 30, 2010. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

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

Issuances of additional debt or equity may adversely impact our financial condition

Our capital requirements depend on numerous factors, including the occupancy and turnover rates of our apartment communities, development and capital expenditures, costs of operations and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. Accordingly, we could become more leveraged, resulting in increased risk of default on our obligations and in an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future. If we issue additional equity securities to obtain additional financing, the interest of our existing shareholders could be diluted.

We are dependent on key personnel

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

New acquisitions may fail to perform as expecte,d and failure to integrate acquired communities and new personnel could create inefficiencies

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. At June 30, 2010, we had 3,099,999 shares of 8.30% Series H Cumulative Redeemable Preferred Stock issued and outstanding. On July 6, 2010, we announced a redemption of all of the issued and outstanding shares of the 8.30% Series H Cumulative Redeemable Preferred Stock on August 5, 2010.

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

101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 (Unaudited) and 2009 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (Unaudited) and 2009 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: August 5, 2010	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)