Form 10-Q
period 2010-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2010-11-04
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at October 21, 2010
Common Stock, $0.01 par value	34,184,668

MID-AMERICA APARTMENT COMMUNITIES, INC.

TABLE OF CONTENTS

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated  Balance  Sheets
September 30, 2010 (Unaudited) and December 31, 2009
(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
Assets:
Real estate assets:
Land	$270,980	$255,425
Buildings and improvements	2,509,193	2,364,918
Furniture, fixtures and equipment	81,301	73,975
Capital improvements in progress	3,735	10,517
	2,865,209	2,704,835
Less accumulated depreciation	(862,662)	(788,260)
	2,002,547	1,916,575

Land held for future development	1,306	1,306
Commercial properties, net	8,163	8,721
Investments in real estate joint ventures	15,571	8,619
Real estate assets, net	2,027,587	1,935,221

Cash and cash equivalents	100,091	13,819
Restricted cash	2,426	561
Deferred financing costs, net	14,329	13,369
Other assets	22,519	19,731
Goodwill	4,106	4,106
Assets held for sale	18,793	19
Total assets	$2,189,851	$1,986,826

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,551,203	$1,399,596
Accounts payable	2,099	1,702
Fair market value of interest rate swaps	60,070	51,160
Accrued expenses and other liabilities	80,030	69,528
Security deposits	7,181	8,789
Liabilities associated with assets held for sale	417	23
Total liabilities	1,701,000	1,530,798

Redeemable stock	3,368	2,802

Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, $25 per share liquidation preference; 8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 0 and 6,200,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 33,898,029 and 29,095,251 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (1)	338	290
Additional paid-in capital	1,085,697	988,642
Accumulated distributions in excess of net income	(559,610)	(510,993)
Accumulated other comprehensive losses	(60,975)	(47,435)
Total Mid-America Apartment Communities, Inc. shareholders' equity	465,450	430,566
Noncontrolling interest	20,033	22,660
Total Equity	485,483	453,226
Total liabilities and equity	$2,189,851	$1,986,826

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet.  The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2010 and December 31, 2009 are 57,792 and 58,038, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Three and nine months ended September 30, 2010 and 2009
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues:
Rental revenues	$92,842	$89,220	$274,199	$268,011
Other property revenues	8,356	5,701	23,073	15,009
Total property revenues	101,198	94,921	297,272	283,020
Management fee income	186	78	477	205
Total operating revenues	101,384	94,999	297,749	283,225
Property operating expenses:
Personnel	13,036	12,244	38,111	35,570
Building repairs and maintenance	4,375	4,310	11,363	10,409
Real estate taxes and insurance	11,068	11,368	34,287	34,411
Utilities	6,671	6,135	17,941	16,874
Landscaping	2,561	2,451	7,594	7,245
Other operating	7,429	5,629	20,047	14,845
Depreciation	26,466	23,913	76,489	71,316
Total property operating expenses	71,606	66,050	205,832	190,670
Acquisition expenses	989	30	1,451	139
Property management expenses	4,547	4,007	13,303	12,751
General and administrative expenses	2,957	3,163	8,878	8,306
Income from continuing operations before non-operating items	21,285	21,749	68,285	71,359
Interest and other non-property income	217	161	618	309
Interest expense	(13,598)	(14,371)	(41,482)	(43,072)
Loss on debt extinguishment	-	(2)	-	(140)
Amortization of deferred financing costs	(675)	(587)	(1,918)	(1,781)
Asset impairment	(324)	-	(1,914)	-
Net casualty gains (loss) and other settlement proceeds	350	(109)	979	(253)
Gain on sale of non-depreciable assets	-	1	-	1
Income from continuing operations before loss from real estate joint ventures	7,255	6,842	24,568	26,423
Loss from real estate joint ventures	(282)	(288)	(856)	(640)
Income from continuing operations	6,973	6,554	23,712	25,783
Discontinued operations:
Income from discontinued operations before gain on sale	-	311	-	1,058
Gain (loss) on sale of discontinued operations	-	13	(2)	2,600
Consolidated net income	6,973	6,878	23,710	29,441
Net income attributable to noncontrolling interests	224	260	889	1,536
Net income attributable to Mid-America Apartment Communities, Inc.	6,749	6,618	22,821	27,905
Preferred dividend distributions	629	3,216	6,549	9,649
Premiums and original issuance costs associated with the redemption of preferred stock	2,576	-	5,149	-
Net income available for common shareholders	$3,544	$3,402	$11,123	$18,256

Weighted average shares outstanding (in thousands):
Basic	33,312	28,364	31,039	28,186
Effect of dilutive securities	101	77	101	6
Diluted	33,413	28,441	31,140	28,192

Net income available for common shareholders	$3,544	$3,402	$11,123	$18,256
Discontinued property operations	-	(324)	2	(3,658)
Income from continuing operations available for common shareholders	$3,544	$3,078	$11,125	$14,598

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.11	$0.11	$0.36	$0.51
Discontinued property operations	-	0.01	-	0.13
Net income available for common shareholders	$0.11	$0.12	$0.36	$0.64

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.11	$0.11	$0.36	$0.51
Discontinued property operations	-	0.01	-	0.13
Net income available for common shareholders	$0.11	$0.12	$0.36	$0.64

Dividends declared per common share	$0.615	$0.615	$1.845	$1.845

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Consolidated net income	$23,710	$29,441
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of deferred financing costs	78,407	73,097
Stock compensation expense	1,915	939
Redeemable stock issued	296	253
Amortization of debt premium	(270)	(270)
Loss from investments in real estate joint ventures	856	640
Loss on debt extinguishment	-	140
Derivative interest expense	405	685
Gain on sale of non-depreciable assets	-	(1)
Loss (gain) on sale of discontinued operations	2	(2,600)
Asset impairment	1,914	-
Net casualty (gains) loss and other settlement proceeds	(979)	253
Changes in assets and liabilities:
Restricted cash	(1,865)	(626)
Other assets	(4,351)	(616)
Accounts payable	399	(63)
Accrued expenses and other	7,775	9,846
Security deposits	(1,546)	(32)
Net cash provided by operating activities	106,668	111,086
Cash flows from investing activities:
Purchases of real estate and other assets	(215,068)	(17,949)
Improvements to existing real estate assets	(31,722)	(34,326)
Renovations to existing real estate assets	(4,763)	(6,004)
Development	-	(5,340)
Distributions from real estate joint ventures	1,607	108
Contributions to real estate joint ventures	(9,739)	(2,729)
Proceeds from disposition of real estate assets	71,421	14,372
Net cash used in investing activities	(188,264)	(51,868)
Cash flows from financing activities:
Net change in credit lines	15,000	35,694
Proceeds from notes payable	137,881	-
Principal payments on notes payable	(1,004)	(44,323)
Payment of deferred financing costs	(7,122)	(1,933)
Repurchase of common stock	(891)	(833)
Proceeds from issuances of common shares and units	247,104	25,329
Distributions to noncontrolling interests	(4,284)	(4,604)
Dividends paid on common shares	(56,172)	(51,836)
Dividends paid on preferred shares	(7,622)	(9,649)
Redemption of preferred stock	(155,022)	-
Net cash provided by (used in) financing activities	167,868	(52,155)
Net increase in cash and cash equivalents	86,272	7,063
Cash and cash equivalents, beginning of period	13,819	9,426
Cash and cash equivalents, end of period	$100,091	$16,489

Supplemental disclosure of cash flow information:
Interest paid	$41,718	$41,054
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to share of common stock	$1,219	$196
Accrued construction in progress	$2,165	$2,476
Interest capitalized	$-	$173
Marked-to-market adjustment on derivative instruments	$(14,444)	$18,229
Reclassification of redeemable stock to liabilities	$271	$-

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited) and 2009 (Unaudited)

1.	Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of September 30, 2010, we owned or owned interests in a total of 155 multifamily apartment communities comprising 45,841 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and three communities comprising 1,085 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies in effect as of December 31, 2009 as set forth in our annual consolidated financial statements, as of such date. The accompanying unaudited condensed consolidated financial statements include the accounts of Mid-America Apartment Communities, Inc. and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2010.

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

As of September 30, 2010, we owned or had an ownership interest in 155 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•
Large market same store communities are generally communities in markets with a population of at least 1 million that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•
Secondary market same store communities are generally communities in markets with populations of less than 1 million that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been classified as held for sale and non multifamily activities which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year, which allows us to evaluate full period-over-period operating comparisons.  We utilize net operating income, or NOI, in evaluating the performance.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues and NOI for each reportable segment for the three and nine month periods ended September 30, 2010 and 2009, were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Large Market Same Store	$44,942	$44,910	$134,118	$135,321
Secondary Market Same Store	43,670	42,774	130,111	127,782
Non-Same Store and Other	12,586	7,237	33,043	19,917
Total property revenues	101,198	94,921	297,272	283,020
Management fee income	186	78	477	205
Total operating revenues	$101,384	$94,999	$297,749	$283,225

NOI
Large Market Same Store	$24,791	$24,938	$75,069	$78,212
Secondary Market Same Store	24,337	24,172	74,160	74,464
Non-Same Store and Other	6,930	4,001	18,700	12,106
Total NOI	56,058	53,111	167,929	164,782
Discontinued operations NOI included above	-	(327)	-	(1,116)
Management fee income	186	78	477	205
Depreciation	(26,466)	(23,913)	(76,489)	(71,316)
Acquisition expense	(989)	(30)	(1,451)	(139)
Property management expense	(4,547)	(4,007)	(13,303)	(12,751)
General and administrative expense	(2,957)	(3,163)	(8,878)	(8,306)
Interest and other non-property income	217	161	618	309
Interest expense	(13,598)	(14,371)	(41,482)	(43,072)
Gain (loss) on debt extinguishment	-	(2)	-	(140)
Amortization of deferred financing costs	(675)	(587)	(1,918)	(1,781)
Asset impairment	(324)	-	(1,914)	-
Net casualty gains (loss) and other settlement proceeds	350	(109)	979	(253)
Gain on sale of non-depreciable assets	-	1	-	1
Loss from real estate joint ventures	(282)	(288)	(856)	(640)
Discontinued operations	-	324	(2)	3,658
Net income attributable to noncontrolling interests	(224)	(260)	(889)	(1,536)
Net income attributable to Mid-America Apartment Communities, Inc.	$6,749	$6,618	$22,821	$27,905

Assets for each reportable segment as of September 30, 2010 and December 31, 2009, were as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Assets
Large Market Same Store	$915,932	$934,182
Secondary Market Same Store	657,347	672,692
Non-Same Store and Other	567,508	336,683
Corporate assets	49,064	43,269
Total assets	$2,189,851	$1,986,826

3.	Comprehensive Income and Equity

Total comprehensive income, equity and their components for the nine month periods ended September 30, 2010, and 2009, were as follows (dollars in thousands, except per share and per unit data):

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Loss	Interest
EQUITY AT DECEMBER 31, 2009	$453,226		$62	$290	$988,642	$(510,993)	$(47,435)	$22,660
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	247,008			48	246,960
Shares repurchased and retired	(891)				(891)
Exercise of stock options	89				89
Shares issued in exchange for units	-				1,219			(1,219)
Redeemable stock fair market value	(539)					(539)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-				(2,418)			2,418
Amortization of unearned compensation	1,907				1,907
Dividends on common stock ($1.845 per share)	(59,201)					(59,201)
Dividends on noncontrolling interest units ($1.845 per unit)	(4,215)							(4,215)
Redemption of preferred stock	(155,022)		(62)		(149,811)	(5,149)
Dividends on preferred stock	(6,549)					(6,549)
Comprehensive income:
Net income	23,710	23,710				22,821		889
Other comprehensive loss - derivative instruments (cash flow hedges) (1)	(14,040)	(14,040)					(13,540)	(500)
Comprehensive income	9,670	9,670

EQUITY BALANCE SEPTEMBER 30, 2010	$485,483		$-	$338	$1,085,697	$(559,610)	$(60,975)	$20,033

(1) Total other comprehensive loss – derivative instruments (cash flow hedges) for the three months ended September 30, 2010 was a loss of $4,277, consisting of a $137 loss attributable to noncontrolling interests and a loss of $4,140 attributable to Mid-America Apartment Communities, Inc.

			Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
		Comprehensive	Preferred	Common	Paid-In	in Excess of	Comprehensive	Noncontrolling
	Total	Income	Stock	Stock	Capital	Net Income	Income (Loss)	Interest
EQUITY AT DECEMBER 31, 2008	$442,617		$62	$282	$954,127	$(464,617)	$(72,885)	$25,648
Equity Activity Excluding Comprehensive Income:
Issuance and registration of common shares	25,286			6	25,280
Shares repurchased and retired	(833)				(833)
Exercise of stock options	45				45
Shares issued in exchange for units	-				196			(196)
Redeemable stock fair market value	(464)					(464)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-				(521)			521
Amortization of unearned compensation	966				966
Dividends on common stock ($1.845 per share)	(52,215)					(52,215)		-
Dividends on noncontrolling interest units ($1.845 per unit)	(4,593)							(4,593)
Dividends on preferred stock	(9,649)					(9,649)
Comprehensive income:
Net income	29,441	29,441				27,905		1,536
Other comprehensive income - derivative instruments (cash flow hedges) (2)	18,914	18,914					17,795	1,119
Comprehensive income	48,355	48,355

EQUITY BALANCE SEPTEMBER 30, 2009	$449,515		$62	$288	$979,260	$(499,040)	$(55,090)	$24,035

(2) Total other comprehensive income – derivative instruments (cash flow hedges) for the three months ended September 30, 2010 was a loss of $5,063, consisting of a $191 loss attributable to noncontrolling interests and a loss of $4,872 attributable to Mid-America Apartment Communities, Inc.

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.	Real Estate Acquisitions

The following communities were purchased during the first nine months of 2010:

	Location	Number
Community	(Metropolitan Statistical Area: MSA)	of Units	Date Purchased
100% Owned Communities
Grand Cypress (1)	Cypress, TX (Houston)	312	April 30, 2010
535 Brookwood	Simpsonville, SC (Greenville)	256	June 24, 2010
Avondale at Kennesaw Farms	Gallatin, TN (Nashville)	288	June 29, 2010
Verandas at Sam Ridley	Smyrna, TN (Nashville)	336	August 12, 2010
Hue	Raleigh, NC (Raleigh)	208	August 17, 2010
Times Square at Craig Ranch	McKinney, TX (Dallas)	313	August 26, 2010
La Valencia at Starwood	Frisco, TX (Dallas)	270	August 27, 2010
The Venue at Stonebridge Ranch (2)	McKinney, TX (Dallas)	250	September 1, 2010
		2,233

(1)  On July 13, 2010, we contributed Grand Cypress to Mid-America Multifamily Fund II, LLC, one of our joint ventures.

(2)  The Venue at Stonebridge Ranch is classified as held for sale in our financial statements because it was acquired with the intention of contributing the community to Mid-America Multifamily Fund II, LLC, one of our joint ventures.   We plan to make this contribution in the fourth quarter of 2010 when the permanent financing is completed.

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in the Tampa, Florida MSA. The remaining 19 units had previously been sold as condominiums and we intend to acquire these units if they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008 and during 2009, we acquired 11 of the remaining 19 units. During the first nine months of 2010, we have purchased an additional two units.

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

The following is a summary of discontinued operations for the three and nine month periods ended September 30, 2010 and 2009, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Rental revenues	$-	$728	$-	$2,480
Other revenues	-	48	-	101
Total revenues	-	776	-	2,581
Expenses
Property operating expenses	-	449	-	1,465
Interest expense	-	16	-	58
Total expense	-	465	-	1,523
Income from discontinued operations before gain on sale	-	311	-	1,058
Gain (loss) on sale of discontinued operations	-	13	(2)	2,600
Income from discontinued operations	$-	$324	$(2)	$3,658

6.	Share and Unit Information

On September 30, 2010, 33,898,029 common shares and 2,195,654 operating partnership units were outstanding, representing a total of 36,093,683 shares and units. Additionally, we had outstanding options for the purchase of 19,357 shares of common stock at September 30, 2010, of which 8,795 were anti-dilutive. At September 30, 2009, 28,835,783 common shares and 2,386,188 operating partnership units were outstanding, representing a total of 31,221,971 shares and units. Additionally, Mid-America had outstanding options for the purchase of 23,507 shares of common stock at September 30, 2009, of which 14,348 were anti-dilutive.

On November 3, 2006, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program. On July 3, 2008, and November 5, 2009, we entered into second and third sales agreements with Cantor Fitzgerald & Co. with materially the same terms for an additional 1,350,000 shares and 4,000,000 shares, respectively. On August 26, 2010, we entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with materially the same terms as our previous at-the-market agreements for a combined total of 6,000,000 shares of our common stock.

During the three months ended September 30, 2010, we issued 1,039,400 shares of common stock through our at-the-market, or ATM, programs for net proceeds of $55.0 million. During the nine months ended September 30, 2010, we issued a total of 4,114,000 shares of common stock through our ATM programs for net proceeds of $216.5 million.

During the three months ended September 30, 2010, we issued 551,082 shares of common stock through our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The shares were issued through a one-time waiver to the optional cash purchase feature of the DRSPP. The issuance resulted in net proceeds of $30.0 million.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 issued and outstanding shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H. On August 5, 2010, we redeemed the remaining 3,099,999 shares of the issued and outstanding Series H. The Series H shares were redeemed for a $25 per share redemption price plus any accrued and unpaid dividends through and including the respective redemption date. The redemptions were funded by proceeds through issuances of our common shares through our ATM and DRSPP programs.

7.	Notes Payable

On September 30, 2010, we had total indebtedness of $1.6 billion, compared to $1.4 billion as of December 31, 2009. Our indebtedness as of September 30, 2010 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide secured credit facilities.

As of September 30, 2010, approximately 85% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicate of banks.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 31 interest rate swaps and 21 interest rate caps as of September 30, 2010, representing notional amounts of $785 million and $271 million, respectively.

The following table summarizes our debt structure as of September 30, 2010 (dollars in thousands):

	Borrowed	Effective	Contract
	Balance	Rate	Maturity
Fixed Rate Debt
Individual property mortgages	$206,853	5.0%	2/25/2020
Tax-exempt	11,070	5.3%	12/1/2028
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	767,000	5.3%	1/2/2013
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate debt	1,052,723	5.2%	10/10/2014

Variable Rate Debt (1)
FNMA conventional credit facilities	329,318	0.8%	11/19/2014
FNMA tax-free credit facilities	72,715	1.1%	3/1/2014
Feddie Mac credit facilities	81,247	0.8%	6/28/2013
Freddie Mac mortgage	15,200	3.7%	12/10/2015
Total variable rate debt	498,480	1.0%	8/1/2014

Total Outstanding Debt	$1,551,203	3.8%	9/18/2014

(1) Includes capped balances.

8.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to our borrowings, the value of which are determined by changing interest rates.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2010 and 2009, we recorded ineffectiveness of $86,000 and $68,000, respectively, and during the nine months ended September 30, 2010 and 2009, $346,000 and $744,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

We also have nine interest rate caps, totaling a notional amount of $56.3 million, where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended September 30, 2010 and 2009, we recorded a loss of $7,000 and a gain of less than $1,000, respectively, and during the nine months ended September 30, 2010 and 2009, a loss of $37,000 and a gain of $109,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $28.9 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2010 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	21	$270,651,000
Interest Rate Swaps	31	$784,800,000

Non-designated Hedges

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as qualifying accounting hedges under ASC 815.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, respectively:

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of
September 30, 2010 and December 31, 2009 (dollars in thousands)

	Asset Derivatives			Liability Derivative
		30-Sep-10	31-Dec-09		30-Sep-10	31-Dec-09
	Balance			Balance
Derivatives designated as	Sheet			Sheet
hedging instruments	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$2,140	$3,430	Fair market value of interest rate swaps	$60,070	$51,160

Total derivatives designated as hedging instruments		$2,140	$3,430		$60,070	$51,160

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The tables below present the effect of our derivative financial instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009, respectively.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three and Nine months ended September 30, 2010 and 2009 (dollars in thousands)

						Location of Gain or
						(Loss Recognized in	Amount of Gain or
			Location of Gain	Amount of Gain or		Income on Derivative	(Loss) Recognized in
	Amount of Gain or (Loss)		or (Loss)	(Loss) Reclassified		(Ineffective Portion	Income on Derivative
	Recognized in OCI on		Reclassified from	from Accumulated OCI		and Amount	(Ineffective Portion and
	Derivative (Effective		Accumulated OCI	into Income (Effective		Excluded from	Amount Excluded from
Derivatives in Cash Flow	Portion)		into Income	Portion)		Effectiveness	Effectiveness Testing)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

Three months ended September 30,

Interest rate contracts	$(12,241)	$(13,751)	Interest expense	$(7,964)	$(8,688)	Interest expense	$(93)	$(67)

Total derivatives in cash flow
hedging relationships	$(12,241)	$(13,751)		$(7,964)	$(8,688)		$(93)	$(67)

Nine months ended September 30,

Interest rate contracts	$(40,030)	$(3,699)	Interest expense	$(25,991)	$(22,612)	Interest expense	$(383)	$(635)

Total derivatives in cash flow
hedging relationships	$(40,030)	$(3,699)		$(25,991)	$(22,612)		$(383)	$(635)

Credit-risk-related Contingent Features

As of September 30, 2010, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $65.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $60.1 million at September 30, 2010.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2010, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $24.0 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $65.8 million as of September 30, 2010.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of September 30, 2010.

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

Fixed rate notes payable at September 30, 2010 and December 31, 2009, totaled $268 million and $81 million, respectively, and had estimated fair values of $254 million and $74 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of September 30, 2010 and December 31, 2009. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2010 and December 31, 2009, totaled $1,283 million and $1,318 million, respectively, and had estimated fair values of $1,189 million and $1,193 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of September 30, 2010 and December 31, 2009.

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

 Derivative financial instruments

Currently, we use interest rate swaps and interest rate caps (options) to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the nine months ended September 30, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2010 were classified as Level 2 of the fair value hierarchy or transferred from Level 3 to Level 2 at the beginning of the nine months ended September 30, 2010.

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) for the nine months ended September 30, 2010.

Reconciliation of Level 2 and Level 3 Fair Value Measurements for the
Nine months ended September 30, 2010 (dollars in thousands)

	Assets		Liabilities
	Level 2	Level 3	Level 2	Level 3

Beginning fair value as of 12/31/2009	-	3,430	-	51,160

Transfers in	3,430	-	51,160	-

Purchase, issuances and settlements	4,243	-	-	-

Transfers out	-	(3,430)	-	(51,160)

Total loss	(5,533)	-	(8,910)	-

Ending fair value as of 9/30/2010	2,140	-	60,070	-

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Assets
Derivative financial instruments	$—	$2,140	$—	$2,140
Liabilities
Derivative financial instruments	$—	$60,070	$—	$60,070

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Derivative financial instruments	$—	$—	$3,430	$3,430
Liabilities
Derivative financial instruments	$—	$—	$51,160	$51,160

The fair value estimates presented herein are based on information available to management as of September 30, 2010 and December 31, 2009.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.	Asset Impairment

During the nine months ended September 30, 2010, we received an offer to purchase our 276-unit Cedar Mill apartment community. As a result of the offer received and management’s reconsideration of its long-term intentions related to this property, MAA determined that an impairment indicator existed. As the estimated undiscounted future cash flows were no longer sufficient to recover the asset carrying amount, we recorded an impairment charge of $1,914,000 during the nine months ended September 30, 2010 to adjust the asset carrying value to estimated fair value. The operations of the Cedar Mill community are included in our secondary market same store operating segment.

11.	Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall, or ASC 105-10, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments, or ASC 825-10-65-1, which extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 9 to the condensed consolidated financial statements.

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

Real Estate Acquisitions

On October 26, 2010, we purchased a 39.8-acre parcel of land in Franklin, Tennessee and entered into an agreement with a third party to develop a 428-unit apartment community on the site.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report.  Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future.  Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development and renovation activity as well as other capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to be completed, if at all, on a timely basis;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	unexpected capital needs;
•	increasing real estate taxes and insurance costs;
•	losses from catastrophes in excess of our insurance coverage;
•	inability to acquire funding through the capital markets;

•
the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps and interest rate caps;
•	the continuation of the good credit of our interest rate swap and cap providers;
•	inability to meet loan covenants;
•	significant decline in market value of real estate serving as collateral for mortgage obligations;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes; and
•	litigation and compliance costs associated with laws requiring access for disabled persons.

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

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation of assets, impairment of long-lived assets, including goodwill and fair value of derivative financial instruments.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Fair value of derivative financial instruments

We utilize certain derivative financial instruments, primarily interest rate swaps and interest rate caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

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

We measure ineffectiveness using the change in the variable cash flows method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings.  The change in fair value of the interest rate swaps and the intrinsic value or fair value of interest rate caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Notes 8 and 9 of the accompanying Condensed Consolidated Financial Statements.

Overview of the Three Months Ended September 30, 2010

During the three months ended September 30, 2010 we continued to absorb the effects of reduced pricing on new leases in our portfolio to maintain occupancy as compared to the three months ended September 30, 2009; however, rental prices on leases to new residents have been increasing since January 2010. While same store property revenues and core same store expenses were both up in the three months ended September 30, 2010 from the three months ended September 30, 2009, affecting both was the introduction in 2010 of a new bulk cable program. This new program requires revenues and expenses to be to recorded gross on the condensed consolidated statements of operations, rather than netted together in revenues as our previous program allowed, resulting in increased revenue and expense comparisons over the prior period. Property revenues also benefited from acquisitions made during 2009 and 2010, as well as the completion and leaseup of some development communities.

Generally, the same store portfolio consists of those properties that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale. This allows us to evaluate full period over period operating comparisons. Within the same store portfolio we further classify communities as belonging to either our large market same store or secondary market same store group generally based on market population. Communities not included in the same store portfolio would include recent acquisitions, communities in development or lease-up, communities undergoing extensive renovations or communities that have been classified as held for sale.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2010. This discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim period presented, and all such adjustments are of a normal recurring nature.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Property revenues for the three months ended September 30, 2010 were approximately $101.2 million, an increase of $6.3 million from the three months ended September 30, 2009 due to (i) a $0.9 million increase in property revenues from our secondary market same store group primarily as a result of a $1.2 million increase from our new bulk cable program and (ii) a $5.4 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation. Property operating expenses, excluding depreciation, for the three months ended September 30, 2010 were approximately $45.1 million, an increase of approximately $3.0 million from the three months ended September 30, 2009 due primarily to increases in property operating expenses of (i) $0.2 million from our large market same store group, (ii) $0.7 million from our secondary market same store group, and (iii) $2.1 million from our non-same store and other group, mainly as a result of acquisitions. The increases in the large and secondary market same store groups include $1.0 million and $1.2 million, respectively, related to the accounting for our new bulk cable program.

Depreciation expense for the three months ended September 30, 2010 was approximately $26.5 million, an increase of approximately $2.6 million from the three months ended September 30, 2009 primarily due to the increases in depreciation expense of (i) $0.3 million from our large market same store group, (ii) $0.4 million from our secondary market same store group, and (iii) $1.9 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

Interest expense for the three months ended September 30, 2010 was approximately $13.6 million, a decrease of $0.8 million from the three months ended September 30, 2009. The decrease was primarily related to the decrease in our average cost of debt from 4.35% for the three months ended September 30, 2009 to 3.74% for the three months ended September 30, 2010.  The decrease in our average cost of debt was partially offset by an increase in our average debt outstanding from the three months ended September 30, 2009 to the three months ended September 30, 2010 of approximately $159.2 million.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $0.1 million in the three months ended September 30, 2010 from the three months ended September 30, 2009.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H. During the three months ended September 30, 2010, we redeemed all of the remaining and outstanding shares of Series H, resulting in a recognition of approximately $2.6 million on the condensed consolidated statements of operation representing the write-off of premiums and original issuance. The redemption also resulted in the decrease of preferred dividends from $3.2 million for the three months ended September 30, 2009 to $0.6 million for the three months ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Property revenues for the nine months ended September 30, 2010 were approximately $297.3 million, an increase of $14.3 million from the nine months ended September 30, 2009 due to an increase in property revenues of (i) $2.3 million from our secondary market same store group primarily as a result of a $3.0 million increase related to the accounting for our new bulk cable program, and (ii) $13.2 million from our non-same store and other group, mainly as a result of acquisitions. These increases were partially offset by a decrease of $1.2 million from our large market same store group.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation. Property operating expenses, excluding depreciation, for the nine months ended September 30, 2010 were approximately $129.3 million, an increase of approximately $10.0 million from the nine months ended September 30, 2009 due primarily to increases in property operating expenses of (i) $2.0 million from our large market same store group, (ii) $2.6 million from our secondary market same store group, and (iii) $5.4 million from our non-same store and other group, mainly as a result of acquisitions. The increases in the large and secondary market same store groups include $2.7 million and $3.0 million, respectively, related to the accounting for our new bulk cable program.

Depreciation expense for the nine months ended September 30, 2010 was approximately $76.5 million, an increase of approximately $5.2 million from the nine months ended September 30, 2009 primarily due to the increases in depreciation expense of (i) $0.7 million from our large market same store group, (ii) $1.0 million from our secondary market same store group, and (iii) $3.5 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

During the nine months ended September 30, 2010, we recorded an asset impairment charge of approximately $1.9 million related to one of our original initial public offering communities. This community is part of our secondary market same store segment.  Fair value of the community was determined by an offer.  No asset impairment charges were recorded during the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, we recorded approximately $2.6 million of gains related to the sale of the Riverhills and Woodstream apartments. We did not sell any properties during the nine months ended September 30, 2010.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $5.1 million in the nine months ended September 30, 2010 from the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we redeemed all of the 6,200,000 issued and outstanding shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H, resulting in the recognition of approximately $5.1 million on the condensed consolidated statements of operations representing the write-off of premiums and original issuance costs. The redemption also resulted in the decrease of preferred dividends from $9.6 million for the nine months ended September 30, 2009 to $6.5 million for the nine months ended September 30, 2010.

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

In response to SEC’s Staff Policy Statement relating to Emerging Issues Task Force Topic D-42 concerning the calculation of earnings per share for the redemption of preferred stock, we include the amount recorded to retire preferred stock in excess of carrying values in our FFO calculation.

Our policy is to expense the cost of interior painting, vinyl flooring and blinds as incurred for stabilized properties. During the stabilization period for acquisition properties, these items are capitalized as part of the total repositioning program of newly acquired properties, and thus are not deducted in calculating FFO.

FFO should not be considered as an alternative to net income attributable to Mid-America Apartment Communities, Inc. or any other GAAP measurement of performance, as an indicator of operating performance, or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income attributable to Mid-America Apartment Communities, Inc. for the three and nine month periods ended September 30, 2010, and 2009 (dollars and shares in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Net income attributable to Mid-America Apartment Communities, Inc.	$6,749	$6,618	$22,821	$27,905
Depreciation of real estate assets	25,950	23,419	74,951	69,832
Net casualty (gain) loss and other settlement proceeds	(350)	109	(979)	253
(Gain) loss on sales of discontinued operations	-	(13)	2	(2,600)
Depreciation of real estate assets of real estate joint ventures	512	241	1,384	690
Preferred dividend distribution	(629)	(3,216)	(6,549)	(9,649)
Net income attributable to noncontrolling interests	224	260	889	1,536
Premiums and original issuance costs associated with the redemption of preferred stock	(2,576)	-	(5,149)	-
Funds from operations	$29,880	$27,418	$87,370	$87,967

FFO for the three month period ended September 30, 2010 increased approximately $2.5 million from the three months ended September 30, 2009 primarily as a result of the increase in property revenues of approximately $6.3 million discussed above that was only partially offset by the $3.0 million increase in property operating expenses. FFO for the three months ended September 30, 2010 was also impacted by a decrease in preferred dividends of $2.6 million from the three months ended September 30, 2009 due to the redemption of the Series H shares. This decrease was materially offset by the recognition of approximately $2.6 million on the condensed consolidated statements of operations representing the write-off of premiums and original issuance costs for the Series H redemption.

FFO for the nine month period ended September 30, 2010 decreased approximately $0.6 million from the nine months ended September 30, 2009. The increase in property revenues of approximately $14.3 million for the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009 discussed above was only partially offset by the $10.0 million increase in property operating expenses over the same period. FFO for the nine months ended September 30, 2010 was impacted by a $1.9 million asset impairment charge related to one of our original initial public offering communities. FFO for the nine months ended September 30, 2010 was also impacted by a decrease in preferred dividends of $3.1 million from the nine months ended September 30, 2009 due to the redemption of the Series H shares. This decrease was more than offset by the recognition of approximately $5.1 million on the condensed consolidated statements of operations representing the write-off of premiums and original issuance costs for the Series H redemption.

Trends

During the three months ended September 30, 2010, rental demand for apartments improved when compared to the same period last year and the three months ended June 30, 2010.  This was evident through higher physical occupancy as compared to the same period last year and the sequential prior quarter as well as pricing increases on new leases signed as compared to the sequential prior quarter.  However, we have maintained this momentum with job formation, one of the primary drivers of apartment demand, continuing to be slow to return.  The job losses that have occurred across the nation and our markets continue to cause us to be cautious about apartment demand and pricing in the near term.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. At the end of the three months ended September 30, 2010, we were invested in over 48 separate markets, with 61% of our gross assets in large markets and 39% of our gross assets in select secondary markets.  No more than 10% of gross assets are located in any one market, further diversifying our portfolio.

We also continue to benefit on the supply side.  Supply declined in 2009 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.  We expect this relative new supply compression to be an even larger factor over the next several quarters as supply that did come to market before the slowdown moves further away from the lease up stage and new supply remains limited.

Our focus during the three months ended September 30, 2010 was on maintaining the strong occupancy performance we captured in the three months ended June 30, 2010 and pushing pricing where possible. Through these efforts, our same store occupancy at September 30, 2010 was 50 basis points higher than at September 30, 2009 and effective rent per unit was up 40 basis points as compared to the sequential prior quarter.  This was the first sequential quarter increase in effective rents in seven quarters.

Overall same store revenues increased 1.1% for the three months ended September 30, 2010 from the three months ended September 30, 2009. This included an increase of $2.2 million due to our new bulk cable program. With cable expense netted into cable revenues, same store revenues decreased 1.1% over this period. We believe that this year over year decline in same store revenue will reverse and turn positive in late 2010 into early 2011, as rents continue to rebound from declines seen in 2009 and early 2010. We expect more robust revenue growth will resume after the economic growth returns and, most importantly, when sustainable job growth resumes. We also believe reduced availability of financing for new apartment construction will likely limit new apartment construction over the next few quarters, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

While not currently expected, should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues.  The continued roll-out of ancillary services (such as our bulk cable program), improved collections and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

During the three months ended September 30, 2010, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities.  Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased from $111.1 million for the nine months ended September 30, 2009 to $106.7 million for the nine months ended September 30, 2010. This change was a result of various items, including changes in cash flows associated with the timing of interest payments.

Net cash used in investing activities was approximately $51.9 million during the nine months ended September 30, 2009 compared to $188.3 million during the nine months ended September 30, 2010, mainly related to acquisition activity. In the nine months ended September 30, 2009, acquisition cash outflows of $17.9 million were mainly related to the acquisition of the Sky View Ranch apartments. In the nine months ended September 30, 2010, acquisition cash outflows of $215.1 million were mainly related to the acquisition of eight communities. The increase in cash outflows due to acquisitions was partially offset by an increase in cash inflows from disposition activity. In the nine months ended September 30, 2009, we had cash inflows of $14.4 million, mainly related to the sale of two communities. During the nine months ended September 30, 2010, we had cash inflows of approximately $71.4 million, mainly related to the contribution of two communities into one of our joint ventures.

Net cash used in financing activities was approximately $52.2 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of approximately $167.9 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we received proceeds of approximately $247.1 million primarily from the issuance of shares of common stock through our at-the-market program, or ATM and a waiver through our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP. We used $155.0 million of these proceeds to fund the redemption of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H. During the nine months ended September 30, 2010, we received cash inflows of approximately $137.9 million related to the refinancing of debt and mortgages put in place on previously unencumbered assets.

The weighted average interest rate at September 30, 2010 for the $1.6 billion of debt outstanding was 3.8%, compared to the weighted average interest rate of 4.5% on $1.3 billion of debt outstanding at September 30, 2009. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 31, 2010, we refinanced a $50 million bank facility with a syndicate of banks led by Regions Bank that was scheduled to mature on May 24, 2010. The facility was replaced with a $50 million bank facility with similar features with the same banks. The facility has a contract maturity date of March 31, 2012 with the option to extend the term for one year.

On August 17, 2010, we entered into a $29.5 million conventional mortgage for a previously unencumbered asset. The note has a seven year term and a fixed interest rate of 4.11%.

On September 30, 2010, we entered into conventional mortgages for four properties which were previously unencumbered for a total of $88.9 million. The notes have a ten year term and a fixed interest rate of 4.4%.

At September 30, 2010, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and the $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of approximately $1.4 billion with all but $9.9 million collateralized and available to borrow at September 30, 2010. We had total borrowings outstanding under these credit facilities of $1.3 billion at September 30, 2010.

Approximately 66% of our outstanding obligations at September 30, 2010 were borrowed through facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.04 billion, all of which was collateralized and available to borrow at September 30, 2010. We had total borrowings outstanding under the FNMA Facilities of approximately $1.02 billion at September 30, 2010. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent. While we believe this recent volatility is an anomaly and believe that this spread will return to more historic levels, we cannot forecast when or if the uncertainty and volatility in the market may change.

Approximately 19% of our outstanding obligations at September 30, 2010 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $298 million was collateralized and available to borrow at September 30, 2010. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $298 million at September 30, 2010. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.35% below LIBOR.

Each of our secured credit facilities is subject to various covenants and conditions on usage, and is subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect.

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of September 30, 2010 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$1,019,833
Freddie Mac Credit Facilities	300,000	298,247	298,247
Regions Credit Facility	50,000	41,867	-
Other Borrowings	233,123	233,123	233,123
Total Debt	$1,627,552	$1,617,666	$1,551,203

As of September 30, 2010, we had entered into interest rate swaps totaling a notional amount of $785 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $271 million as of September 30, 2010. Four major banks provide over 98% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2010 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped	$1,023,853	3.9	5.2%
Tax-free - Fixed Rate or Swapped	28,870	8.2	4.7%
Conventional - Variable Rate (1)	227,829	3.9	1.0%
Conventional - Variable Rate - Capped (2)	197,936	5.5	0.8%
Tax-free - Variable Rate - Capped (2)	72,715	1.7	1.1%
Total Debt Outstanding	$1,551,203	4.0	3.8%

(1)  Includes a $15 million mortgage with an imbedded cap at a 7% rate.
(2)  When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our total borrowing capacity as of September 30, 2010 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions	Other	Total
2010	$-	$-	$-	$-	$-
2011	80,000	100,000	-	-	180,000
2012	80,000	-	50,000	-	130,000
2013	203,193	-	-	-	203,193
2014	321,236	200,000	-	17,878	539,114
2015	120,000	-	-	52,396	172,396
Thereafter	240,000	-	-	162,849	402,849
Total	$1,044,429	$300,000	$50,000	$233,123	$1,627,552

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of September 30, 2010 (in thousands):

	Swap Balances				Total
			Fannie Mae	Fixed Rate		Contract
	LIBOR	SIFMA	Facility	Balances	Balance	Rate
2010	$50,000	$-	$-	$-	$50,000	6.2%
2011	158,000	-	-	-	158,000	5.2%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	-	17,878	161,878	5.7%
2015	75,000	-	-	37,196	112,196	5.6%
Thereafter	-	-	50,000	162,849	212,849	4.7%
Total	$767,000	$17,800	$50,000	$217,923	$1,052,723	5.2%

During the nine months ended September 30, 2010, we sold 4,114,000 shares of common stock through our ATM program generating net proceeds of approximately $216.5 million. We also sold an additional 551,082 shares of common stock through a waiver issued through our DRSPP for net proceeds of approximately $30.0 million during the nine months ended September 30, 2010,

During the nine months ended September 30, 2010, we used some of the proceeds raised by sales of common stock to redeem all of the 6,200,000 issued and outstanding shares of our Series H for $155.0 million plus the accrued and unpaid dividends owed through and including the redemption dates.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $1.3 billion of our outstanding debt as of September 30, 2010. The Federal Housing Finance Agency, or FHFA, which was appointed conservator of the Agencies, recognizes the importance of multifamily housing finance for healthy secondary market and housing affordability, and expects FNMA and Freddie Mac to continue underwriting and financing sound multifamily business.

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

For the nine months ended September 30, 2010 and September 30, 2009, our net cash provided by operating activities was in excess of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $6.9 million and $10.7 million, respectively. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of September 30, 2010, (dollars in thousands):

Contractual
Obligations (1)	2010	2011	2012	2013	2014	Thereafter	Total
Long-Term Debt (2)	$902	$183,833	$84,212	$198,117	$538,965	$545,174	$1,551,203
Fixed Rate or Swapped Interest (3)	12,506	44,048	34,970	27,360	18,083	52,728	189,695
Operating Lease	5	17	10	-	-	-	32
Total	$13,413	$227,898	$119,192	$225,477	$557,048	$597,902	$1,740,930

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2)	Represents principal payments.
(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At September 30, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2010, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2010, Mid-America Multifamily Fund II, LLC, or Fund II, owned three properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 13 in our 2009 Annual Report on Form 10-K filed on February 25, 2010.

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

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall, or ASC 105-10, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments, or ASC 825-10-65-1, which extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Note 9 to the condensed consolidated financial statements.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

Significant declines in economic growth, both in the United States and globally, such that we have experienced in the second half of 2008 and through the nine months ended September 30, 2010, may impact our financial condition and results of operations. Recently, both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our revenues. Factors such as weakened economies and related reduction in spending, falling home prices and mounting job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.

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

•	conversion of condominiums and single family houses to rental use;
•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;
•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;
•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;
•	inability to complete or lease-up development communities on a timely basis, if at all;
•	changes in governmental regulations and the related costs of compliance;
•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;
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

Our financing could be impacted by negative capital market conditions

Over the past two years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of September 30, 2010, 85% of our outstanding debt, is provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs, which we believe to be temporary. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse affect on our business, financial condition and prospects.

Various traunches of our credit facilities with FNMA and Freddie Mac mature from 2011 through 2018, and we anticipate that replacement facilities will be at a higher cost and have less attractive terms, if available at all.

A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

The United States government has committed preferred equity to FNMA and Freddie Mac, placing them in conservatorship and the Treasury Department increased FNMA and Freddie Mac’s portfolio caps which are required to be reduced over time. Through expansion of their off-balance sheet lending products (which form the large majority of our borrowing), we believe that FNMA and Freddie Mac balance sheet limitations will not restrict their support of lending to the multifamily industry or to us in particular. Statements supporting their involvement in apartment lending by the heads of multifamily lending of FNMA, Freddie Mac, and their regulator have been reiterated. Should this support change, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

A change in the value of our assets could cause us to experience a cash shortfall, to be in default of our loan covenants, or to incur a charge for the impairment of assets

We borrow on a secured basis from FNMA, Freddie Mac, and Regions Bank. A significant reduction in the value of our assets could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse affect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At September 30, 2010, we had total debt outstanding of $1.6 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of September 30, 2010, our ratio of debt to undepreciated book value was approximately 51%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provide credit or credit enhancement for approximately $1.3 billion of our outstanding debt as of September 30, 2010. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate. The Agencies have been placed into conservatorship by the U.S. Government (under the supervision of the Federal Housing Finance Agency), which has committed $200 billion of capital to each, if needed.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 16 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 35 basis points below the associated LIBOR rate, but in the past 3 years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 98% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become ineffective, in which case the value of the swap or cap would be adjusted to fair value in the current period, possibly causing a substantial loss sufficient to cause a breach with one of our debt covenants.

One or more interest rate swap or cap counterparties could default, causing us significant financial exposure

We enter into interest rate swap and interest rate cap agreements only with counterparties that are highly rated (A+ or above by Standard & Poors, or Aa3 or above by Moody’s). We also try to diversify our risk amongst several counterparties. In the event one or more of these counterparties were to go into liquidation or to experience a significant rating downgrade, this could cause us to liquidate the interest rate swap or to lose the interest rate protection of an interest rate cap. Liquidation of an interest rate swap could cause us to be required to pay the swap counter party the net present value of the swap, which may represent a significant current period cash charge, possibly sufficient to cause us to breach one or more loan covenants.

Variable interest rates may adversely affect funds from operations

At September 30, 2010, effectively $228 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million that are variable rate facilities. At September 30, 2010, a total of $1.3 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2010. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates.

Losses from catastrophes may exceed our insurance coverage

We carry comprehensive liability and property insurance on our communities and intend to obtain similar coverage for communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Increasing real estate taxes and insurance costs may negatively impact financial condition

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. If the costs associated with real estate taxes and insurance should rise, our financial condition could be negatively impacted, and our ability to pay our dividend could be affected.

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

We are dependent on key personnel

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could have an adverse effect on us.

New acquisitions may fail to perform as expected and, failure to integrate acquired communities and new personnel could create inefficiencies

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

Environmental problems are possible and can be costly

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such community. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. All of our communities have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor are we aware of, any environmental liability that we believe would have a material adverse effect on our business, results of operations, financial condition or liquidity. Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate.

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. At June 30, 2010, we had 3,099,999 shares of 8.30% Series H Cumulative Redeemable Preferred Stock issued and outstanding. On August 5, 2010, we redeemed of all of the issued and outstanding shares of the 8.30% Series H Cumulative Redeemable Preferred Stock.

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

The stock markets, including The New York Stock Exchange, or NYSE, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;
•	actual or anticipated differences in our quarterly operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us or our industry by securities analysts;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the issuance of additional shares of our common stock, or the perception that such sales may occur, including under our at-the-market controlled equity offering program;
•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;
•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);
•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community;
•	actions by institutional shareholders or hedge funds;
•	changes in accounting principles;
•	terrorist acts; and
•	general market conditions, including factors unrelated to our performance.

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

101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2010 (Unaudited) and December 31, 2009; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (Unaudited) and 2009 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (Unaudited) and 2009 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: November 4, 2010	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)