Form 10-K
period 2010-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2011-02-24
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,644,134,364, based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 4, 2011
Common Stock, $.01 par value per share	35,713,654 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.	Part III

MID-AMERICA APARTMENT COMMUNITIES, INC.

i

PART I

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Mid-America Apartment Communities, Inc. considers this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to be completed, if at all, on a timely basis;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	unexpected capital needs;
•	increasing real estate taxes and insurance costs;
•	losses from catastrophes in excess of our insurance coverage;
•	inability to acquire funding through the capital markets;
•	the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;
•	inability to replace financing with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation should their investment in the multifamily industry shrink or cease to exist;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps and interest rate caps;
•	the continuation of the good credit of our interest rate swap and cap providers;
•	inability to meet loan covenants;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes; and
•	litigation and compliance costs associated with laws requiring access for disabled persons.

ITEM 1. BUSINESS

OVERVIEW

Founded in 1994, Mid-America Apartment Communities, Inc. is a Memphis, Tennessee-based self-administered and self-managed real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities in the Sunbelt region of the United States. As of December 31, 2010, we owned 100% of 151 properties representing 44,349 apartment units. As of December 31, 2010, we also had 33.33% ownership interests in Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, which owned two properties containing 626 apartment units and four properties containing 1,335 apartment units, respectively. These apartment communities were located across 13 states.

Our business is conducted principally through Mid-America Apartments, L.P., which we refer to as our operating partnership. We are the sole general partner of the operating partnership, holding 33,188,063 common units of partnership interest, or common units, comprising a 93.8% general partnership interest in the operating partnership as of December 31, 2010. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the company,” or “MAA” refer collectively to Mid-America Apartment Communities, Inc. and its subsidiaries.

Our corporate offices are located at 6584 Poplar Avenue, Memphis Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2010, we had 1,315 full time employees and 74 part time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

As of December 31, 2010, we owned or had an ownership interest in 157 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities in markets with a population of at least 1 million that we have owned and that have been stabilized for at least a full 12 months and have not been classified as held for sale. Communities are considered stabilized after achieving and maintaining at least 90% occupancy for 90 days.
•	Secondary market same store communities are generally communities in markets with populations of less than 1 million that we have owned and that have been stabilized for at least a full 12 months and have not been classified as held for sale. Communities are considered stabilized after achieving and maintaining at least 90% occupancy for 90 days.
•	Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been classified as held for sale and non multifamily activities which represent less than 1% of our portfolio.

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

A summary of segment operating results for 2010, 2009 and 2008 is included in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 13. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

BUSINESS OBJECTIVES

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividend through all parts of the real estate investment cycle, and to create new shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;
•	when accretive to long-term shareholder value, acquire or develop additional high-quality properties throughout the Sunbelt region of the United States;
•	selectively dispose of properties that no longer meet our ownership guidelines;
•	develop, renovate and reposition existing properties;
•	enter into joint ventures to acquire and reposition properties; and
•	actively manage our capital structure.

OPERATION STRATEGY

Our goal is to maximize our return on investment collectively and in each apartment community by increasing revenues, tightly controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	diversifying portfolio investments across both large and secondary markets;
•	providing management information and improved customer services through technology innovations;
•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions and individual unit amenities;
•	developing new ancillary income programs aimed at offering new services to residents, including, among others, cable and internet access, on which we generate revenue;
•	implementing programs to control expenses through investment in cost-saving initiatives, including measuring and passing on to residents the cost of various expenses, including water and other utility costs;
•	analyzing individual asset productivity performances to identify best practices and improvement areas;
•	proactively maintaining the physical condition of each property through ongoing capital investments;
•	improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to maintain market leadership positions;
•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;

•	allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns;
•	compensating employees through performance-based compensation and stock ownership programs;
•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management's continued close contact with the market and employees;
•	selling or exchanging underperforming assets;
•	issuing or repurchasing shares of common or preferred stock when cost of capital and asset values permit;
•	acquiring and from time to time developing properties when expected returns exceed our investment hurdle rate; and
•	maintaining disciplined investment and capital allocation practices as a value investor.

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

Intensive Property and Asset Management Focus

We have traditionally emphasized property management, and over the past several years, we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and revenue management. A large majority of our property managers are Certified Apartment Managers, a designation established by the National Apartment Association, which provides training for on-site manager professionals. We also provide our own in-house leadership development program consisting of an 18-month, three-module program followed by two comprehensive case studies, which was developed with the assistance of U.S. Learning, Inc.

ACQUISITION AND JOINT VENTURE STRATEGY

One of our growth strategies is to acquire and redevelop apartment communities for our wholly-owned portfolio that are diversified over both large and secondary markets throughout the Sunbelt region of the United States and that meet our investment criteria of expected leveraged returns exceeding our investment hurdle rate, generally defined as our estimated cost of equity plus 20%. We have extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, MAA will acquire newly built and developed communities that can be purchased on a favorable pricing basis. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

Another of our growth strategies is to co-invest with partners in joint venture opportunities to the extent we believe that a joint venture will enable us to obtain a higher return on our investment through management and other fees, which leverage our skills in acquiring, repositioning, redeveloping and managing multifamily investments. In addition, the joint venture investment strategy can provide a platform for creating more capital diversification and lower investment risk for us. At present, we have focused our joint venture investment strategy on properties seven years old or older, with younger acquisitions becoming part of the wholly-owned portfolio.

As of December 31, 2010, we were partners in two joint ventures: Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II.

The following apartment communities were acquired during the year ended December 31, 2010:

Property	Location	Number of Units	Date Purchased
100% Owned Properties:
Village Oaks(1)	Temple Terrace (Tampa), FL	3	Various
535 Brookwood	Simpsonville (Greenville), SC	256	June 24, 2010
Avondale at Kennesaw Farms	Gallatin (Nashville), TN	288	June 29, 2010
Verandas at Sam Ridley	Smyrna (Nashville), TN	336	August 12, 2010
Hue	Raleigh, NC	208	August 17, 2010
Times Square at Craigs Ranch	McKinney (Dallas), TX	313	August 26, 2010
La Valencia at Starwood	Frisco (Dallas), TX	270	August 27, 2010
Bella Casita at Las Colinas	Irving (Dallas), TX	268	December 1, 2010
1225 South Church	Charlotte, NC	196	December 13, 2010
		2,138
33.33% Owned Properties Through Joint Ventures:
Legacy at Western Oaks(2)	Austin, TX	479	January 28, 2010
Grand Cypress	Cypress (Houston), TX	312	July 13, 2010
The Venue at Stonebridge Ranch	McKinney (Dallas), TX	250	November 24, 2010
		1,041

(1)	On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums and it is our intent to acquire these units if and when they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008, we acquired four of the remaining 19 units and in 2009 we acquired an additional seven units.
(2)	Legacy at Western Oaks was acquired by MAA on December 30, 2009 and was later contributed to Fund II on January 28, 2010.

DISPOSITION STRATEGY

We have one of the younger portfolios in the multifamily REIT sector, and strive to maintain a young portfolio of our assets in excellent condition, believing that continuous capital replacement and maintenance will lead to higher long-run returns on investment. From time-to-time, we dispose of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives, to ensure that our portfolio consists primarily of high quality, well-located properties within our market area. Typically, we select assets for disposition that do not meet our present investment criteria, including estimated future return on investment, location, market, potential for growth and capital needs. From time-to-time we also may dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above. We did not sell any apartment communities in 2010.

RENOVATION, REPOSITIONING AND DEVELOPMENT STRATEGY

Periodically, we invest in limited expansion development projects using fixed price contracts. In October 2010, we purchased land in Franklin (Nashville), Tennessee and entered into an agreement to develop a 428-unit apartment community on the site. Construction began in late 2010, but no units were completed by the end of the year. During 2011, we also plan to begin developing a phase II to the 1225 South Church apartments in Charlotte, North Carolina that were purchased in December 2010. While we seek opportunistic new development investments offering superior locations with attractive long-term investment returns, we do not currently intend to maintain a dedicated development staff or to expand into development in a significant way. We expect our investment in new development will remain a smaller component of overall growth as compared to growth through acquiring existing properties.

Beginning in 2005, we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and shared exterior amenities above and beyond routine capital upkeep in markets that we feel continue to have growth potential and can support the increased rent. During the year ended December 31, 2010, we renovated 1,760 units achieving a combined 10.6% rent increase above the normal renewal rate.

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

At December 31, 2010, 39% of our total capitalization consisted of borrowings. We currently intend to target our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. We may issue new equity to maintain our debt within this target range. Circumstances may cause us to exceed that target from time-to-time. As of December 31, 2010, our ratio of debt to undepreciated book value was approximately 49%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged but may decrease our ability to make distributions to our shareholders.

We continuously review opportunities for lowering our cost of capital, and increasing net present value per share. We evaluate opportunities to repurchase stock when we believe that our stock price is below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by stock sales, when the investment return is projected to substantially exceed our cost of capital. We will also opportunistically seek to lower our cost of capital through issuing, refinancing or redeeming preferred stock as we did in 2010.

MAA has entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of MAA’s common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs.

The following are the issuances of common stock, which have been made through these agreements through December 31, 2010:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price
2006	194,000	$11,481,292	$59.18
2007	323,700	$18,773,485	$58.00
2008	1,955,300	$103,588,758	$52.98
2009	763,000	$32,774,757	$42.96
2010	5,077,201	$274,576,677	$54.08
Total	8,313,201	$441,194,969	$53.07

We also have a direct stock purchase plan, which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2010, we issued a total of 551,895 shares through the optional cash purchase feature of our direct stock purchase plan, resulting in net proceeds of $30.0 million.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 issued and outstanding shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H. On August 5, 2010, we redeemed the remaining 3,099,999 shares of the issued and outstanding Series H. The Series H shares were redeemed for a $25 per share redemption price plus any accrued and unpaid dividends through and including the respective redemption date. The redemptions were funded by proceeds through issuances of our common shares through our ATM programs and Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP.

SHARE REPURCHASE PROGRAM

In 1999, our Board of Directors approved an increase in the number of shares of our common stock authorized to be repurchased to 4 million shares. As of December 31, 2010, Mid-America had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include, among others, the share price, financing agreements and rates of return. No shares were repurchased from 2002 through 2010 under this plan.

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

Apartment communities compete on the basis of monthly rent, discounts and facilities offered, such as apartment size and amenities, and apartment community amenities, including recreational facilities, resident services and physical property condition. We make capital improvements to both our apartment communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

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

We are aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and have in place an active management and preventive maintenance program that includes procedures specifically related to mold. We have established a policy requiring residents to sign a mold addendum to lease. We also have a $5 million insurance policy that covers remediation and exposure to mold. Therefore, we believe that our exposure to this issue is limited and controlled.

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

WEBSITE ACCESS TO REGISTRANT’S REPORTS

We file annual and periodic reports with the Securities and Exchange Commission. All filings made by us with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as MAA does. The website is http://www.sec.gov.

Additionally, a copy of this Annual Report on Form 10-K, along with MAA’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the Investor Relations page under SEC Filings. Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found on the Investor Relations page under Governance Documents. Our website address is http://www.maac.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our shareholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our shareholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property. In 2010, we paid total distributions of $2.46 per common share to our shareholders, which was above the 90% REIT distribution requirement.

RECENT DEVELOPMENTS

Acquisitions

On January 12, 2011, MAA acquired the 340-unit Alamo Ranch apartment community located in Bexar County (San Antonio), Texas.

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

A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of December 31, 2010, 85% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with maturities ranging from 2011 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

Significant declines in economic growth, both in the United States and globally, such that we have experienced since the second half of 2008, may impact our financial condition and results of operations. Recently, both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our revenues. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.

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

Our financing could be impacted by negative capital market conditions

Over the past two and a half years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of December 31, 2010, 85% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse affect on our business, financial condition and prospects.

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

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At December 31, 2010, we had total debt outstanding of $1.5 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of December 31, 2010, our ratio of debt to undepreciated book value was approximately 49%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of December 31, 2010. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 16 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 34 basis points below the associated LIBOR rate, but in the past 3 years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if we are in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 95% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become ineffective, in which case the value of the swap or cap would be adjusted to fair value in the current period, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.

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

Variable interest rates may adversely affect funds from operations

At December 31, 2010, effectively $228 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million that are variable rate facilities. At December 31, 2010, a total of $1.3 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at December 31, 2010. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.

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

Our ownership limit restricts the transferability of our capital stock

Our charter limits ownership of our capital stock by any single shareholder to 9.9% of the value of all outstanding shares of our capital stock, both common and preferred. The charter also prohibits anyone from buying shares if the purchase would result in our losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of our shares. If you acquire shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of December 31, 2010, no shares of preferred stock were issued and outstanding.

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

•	our financial condition and operating performance and the performance of other similar companies;
•	actual or anticipated differences in our quarterly and annual operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us or our industry by securities analysts;
•	additions and departures of key personnel;
•	inability to access the capital markets;
•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the issuance of additional shares of our common stock, or the perception that such sales may occur, including under our at-the-market controlled equity offering programs;
•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;
•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);
•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community;
•	actions by institutional shareholders or hedge funds;
•	changes in accounting principles;
•	terrorist acts; and
•	general market conditions, including factors unrelated to our performance.

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

Failure to make required distributions would subject us to income taxation

In order to qualify as a REIT, each year we must distribute to stockholders at least 90% of our taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that we satisfy the distribution requirement, but distribute less than 100% of taxable income, we will be subject to federal corporate income tax on the undistributed income. In addition, we would incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2010:

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Average Rent per Unit at December 31, 2010(20)	Average Occupancy Percent at December 31, 2010(21)	Monthly Effective Rent per Unit at December 31, 2010(22)	Encumbrances at December 31, 2010
										Mortgage/ Bond Principal (000’s)		Interest Rate		Maturity Date
100% Owned
Eagle Ridge	Birmingham, AL	1986	1998	200	181,400	907	$673.56	97.00%	$669.60	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	152	162,792	1,071	$620.82	93.42%	$606.60	$—	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	392	414,736	1,058	$714.98	95.66%	$708.62	$—	(1)		(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	208	230,880	1,110	$742.20	97.60%	$740.44	$—	(1)		(1)		(1)
				952	989,808	1,040	$697.19	96.01%	$691.09
Calais Forest	Little Rock, AR	1987	1994	260	195,000	750	$697.27	98.46%	$696.20	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	240	183,120	763	$647.73	98.33%	$644.75	$—	(1)		(1)		(1)
Westside Creek I & II	Little Rock, AR	1984/86	1997	308	320,936	1,042	$720.13	94.81%	$719.24	$—	(1)		(1)		(1)
				808	699,056	865	$691.27	97.03%	$689.70
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	312	299,208	959	$784.73	95.51%	$780.06	$—
Talus Ranch	Phoenix, AZ	2005	2006	480	437,280	911	$699.31	91.25%	$687.26	$—
Sky View Ranch	Gilbert, AZ	2007	2009	232	225,272	971	$772.28	95.26%	$765.55	$—
				1,024	961,760	939	$741.87	93.46%	$733.27
Tiffany Oaks	Altamonte Springs, FL	1985	1996	288	234,144	813	$734.70	96.53%	$723.90	$—	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	120	93,240	777	$647.63	97.50%	$645.47	$—	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	240	194,640	811	$784.87	95.83%	$775.44	$—
Paddock Club Brandon	Brandon, FL	1997/99	1997	440	516,120	1,173	$887.42	97.05%	$879.41	$—	(2)		(2)		(2)
Preserve at Coral Square	Coral Springs, FL	1996	2004	480	528,480	1,101	$1,288.79	95.21%	$1,276.18	$—	(6)		(6)		(6)
Anatole	Daytona Beach, FL	1986	1995	208	149,136	717	$656.77	99.04%	$655.33	$7,000	(9)	1.228	%(9)	10/15/2032	(9)
Paddock Club Gainesville	Gainesville, FL	1999	1998	264	293,040	1,110	$836.52	96.21%	$830.98	$—	(2)		(2)		(2)
Cooper's Hawk	Jacksonville, FL	1987	1995	208	218,400	1,050	$763.15	97.12%	$762.94	$—	(2)		(2)		(2)
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	336	295,008	878	$745.93	93.15%	$738.99	$—	(7)		(7)		(7)
Lakeside	Jacksonville, FL	1985	1996	416	344,032	827	$687.64	99.52%	$686.22	$—	(1)		(1)		(1)
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	501	556,110	1,110	$862.95	97.41%	$859.47	$—	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	440	475,200	1,080	$807.11	95.23%	$796.39	$—	(1)		(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	288	330,336	1,147	$850.28	98.96%	$844.13	$—	(2)		(2)		(2)
St. Augustine I & II	Jacksonville, FL	1987/2008	1995	524	423,392	808	$721.11	95.99%	$718.46	$13,235	(19)		(19)		(19)
Woodbridge at the Lake	Jacksonville, FL	1985	1994	188	166,004	883	$691.65	97.87%	$691.04	$—	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	450	342,000	760	$667.05	96.44%	$667.05	$—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	464	505,296	1,089	$704.78	95.91%	$693.49	$—	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	256	238,592	932	$702.29	97.66%	$698.94	$—	(2)		(2)		(2)
Paddock Park Ocala	Ocala, FL	1986/88	1997	480	485,280	1,011	$665.73	94.58%	$660.92	$6,805	(2)(3)	(2)(3)		(2)(3)
The Club at Panama Beach	Panama City, FL	2000	1998	254	283,972	1,118	$868.61	97.24%	$866.54	$—	(2)		(2)		(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	304	329,232	1,083	$814.76	97.37%	$810.52	$—	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	210	202,440	964	$780.73	95.24%	$774.25	$—	(1)		(1)	(1)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Average Rent per Unit at December 31, 2010(20)	Average Occupancy Percent at December 31, 2010(21)	Monthly Effective Rent per Unit at December 31, 2010(22)	Encumbrances at December 31, 2010
										Mortgage/ Bond Principal (000’s)		Interest Rate	Maturity Date
Links at Carrollwood	Tampa, FL	1980	1998	230	214,820	934	$835.69	96.96%	$829.89	$—	(1)	(1)		(1)
Village Oaks	Tampa, FL	2005	2008	232	267,728	1,154	$1,017.44	97.84%	$1,010.49	$—
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	432	461,808	1,069	$901.96	95.83%	$898.30	$31,082		4.430%	10/1/2020
				8,253	8,148,450	987	$806.56	96.53%	$801.02
High Ridge	Athens, GA	1987	1997	160	186,560	1,166	$712.27	98.75%	$704.51	$—	(1)	(1)		(1)
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	250	287,500	1,150	$1,191.37	97.20%	$1,187.69	$23,500		6.210%	11/5/2015
Bradford Pointe	Augusta, GA	1986	1997	192	156,288	814	$681.56	95.83%	$678.35	$—	(4)	(4)		(4)
Shenandoah Ridge	Augusta, GA	1982	1994	272	222,768	819	$608.01	92.65%	$602.45	$—	(1)	(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	120	107,040	892	$661.67	92.50%	$629.67	$3,480	(14)	(14)	5/15/2033	(14)
Fountain Lake	Brunswick, GA	1983	1997	110	129,800	1,180	$762.13	99.09%	$750.00	$—	(4)	(4)		(4)
Park Walk	College Park, GA	1985	1997	124	112,716	909	$580.65	95.97%	$578.47	$—	(1)	(1)		(1)
Whisperwood	Columbus, GA	80/82/84/86/98	1997	1,008	1,220,688	1,211	$764.83	94.84%	$764.83	$—	(1)	(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	285	246,810	866	$580.76	95.44%	$579.78	$—	(1)	(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	316	351,076	1,111	$792.54	94.62%	$783.14	$—	(1)	(1)		(1)
Prescott	Duluth, GA	2001	2004	384	370,176	964	$767.29	96.35%	$762.77	$—	(5)	(5)		(5)
Lanier	Gainesville, GA	1998	2005	344	395,944	1,151	$753.79	95.06%	$749.58	$17,712		5.300%	3/1/2014
Lake Club	Gainesville, GA	2001	2005	313	359,950	1,150	$716.05	93.61%	$708.63	$—	(5)	(5)		(5)
Whispering Pines	LaGrange, GA	1982/84	1997	216	223,128	1,033	$615.64	94.44%	$615.64	$—	(4)	(4)		(4)
Westbury Springs	Lilburn, GA	1983	1997	150	137,700	918	$629.01	97.33%	$625.27	$—	(1)	(1)		(1)
Austin Chase	Macon, GA	1996	1997	256	292,864	1,144	$732.51	98.05%	$727.01	$—	(7)	(7)		(7)
The Vistas	Macon, GA	1985	1997	144	153,792	1,068	$657.39	95.83%	$647.79	$—	(1)	(1)		(1)
Walden Run	McDonough, GA	1997	1998	240	271,200	1,130	$661.46	98.33%	$655.47	$—	(1)	(1)		(1)
Georgetown Grove	Savannah, GA	1997	1998	220	239,800	1,090	$801.71	99.55%	$801.20	$—	(6)	(6)		(6)
Oaks at Wilmington Island	Savannah, GA	1999	2006	306	300,492	982	$835.54	98.37%	$833.63	$—	(6)	(6)		(6)
Wildwood	Thomasville, GA	1980/84	1997	216	223,128	1,033	$634.89	99.07%	$634.71	$—	(1)	(1)		(1)
Hidden Lake	Union City, GA	1985/87	1997	320	342,400	1,070	$644.98	94.69%	$643.58	$—	(1)	(1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	240	247,920	1,033	$676.70	96.67%	$675.93	$—	(1)	(1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	200	218,400	1,092	$725.09	97.50%	$710.15	$—	(6)	(6)		(6)
Southland Station	Warner Robins, GA	1987/90	1997	304	354,768	1,167	$698.55	96.71%	$689.21	$—	(1)	(1)		(1)
Terraces at Townelake	Woodstock, GA	1999	1998	502	575,794	1,147	$726.33	95.22%	$717.91	$—	(1)	(1)		(1)
				7,192	7,728,702	1,075	$728.10	96.00%	$723.28
Fairways at Hartland	Bowling Green, KY	1996	1997	240	251,280	1,047	$734.81	96.25%	$732.31	$—	(1)	(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	200	207,000	1,035	$737.81	97.00%	$717.29	$9,207		5.875%	1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	370	432,530	1,169	$835.03	98.65%	$830.97	$—	(1)	(1)		(1)
Lakepointe	Lexington, KY	1986	1994	118	90,624	768	$627.22	94.92%	$625.00	$—	(1)	(1)		(1)
Mansion, The	Lexington, KY	1989	1994	184	138,736	754	$632.06	97.28%	$628.42	$—	(1)	(1)		(1)
Village, The	Lexington, KY	1989	1994	252	182,700	725	$619.44	98.81%	$617.74	$—	(1)	(1)	(1)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Average Rent per Unit at December 31, 2010(20)	Average Occupancy Percent at December 31, 2010(21)	Monthly Effective Rent per Unit at December 31, 2010(22)	Encumbrances at December 31, 2010
										Mortgage/ Bond Principal (000’s)		Interest Rate		Maturity Date
Stonemill Village	Louisville, KY	1985	1994	384	324,096	844	$644.93	98.96%	$643.04	$—	(1)		(1)		(1)
				1,748	1,626,966	931	$701.91	97.83%	$697.17
Crosswinds	Jackson, MS	1988/90	1996	360	443,160	1,231	$755.91	92.78%	$744.89	$—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	389	338,430	870	$722.67	97.43%	$722.67	$—	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	296	254,856	861	$743.06	94.93%	$737.28	$5,880	(10)	1.088	%(10)	5/15/2031	(10)
Lakeshore Landing	Ridgeland, MS	1974	1994	196	171,108	873	$672.13	95.92%	$646.56	$—	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	204	237,048	1,162	$733.57	96.57%	$733.57	$—	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	253	268,686	1,062	$711.78	96.44%	$709.41	$—	(1)		(1)		(1)
				1,698	1,713,288	1,009	$727.12	95.58%	$720.48
Hermitage at Beechtree	Cary, NC	1988	1997	194	169,750	875	$694.67	93.81%	$689.26	$—	(1)		(1)		(1)
Waterford Forest	Cary, NC	1996	2005	384	344,448	897	$665.65	95.05%	$665.65	$—	(5)		(5)		(5)
1225 South Church	Charlotte, NC	2009	2010	196	161,896	826	$1,181.83	52.55%	$1,174.10	$—
Hue	Raleigh, NC	2009	2010	208	185,744	893	$1,273.69	33.17%	$1,245.93	$—
Preserve at Brier Creek	Raleigh, NC	2002/07	2006	450	518,850	1,153	$891.92	95.78%	$888.91	$—	(1)		(1)		(1)
Providence at Brier Creek	Raleigh, NC	2007	2008	313	297,037	949	$837.38	98.08%	$833.62	$—
Corners, The	Winston-Salem, NC	1982	1993	240	173,520	723	$547.34	98.75%	$545.45	$—	(2)		(2)		(2)
				1,985	1,851,245	933	$847.24	85.34%	$841.53
Fairways at Royal Oak	Cincinnati, OH	1988	1994	214	214,428	1,002	$664.15	91.59%	$646.72	$—	(1)		(1)		(1)
				214	214,428	1,002	$664.15	91.59%	$646.72
Colony at South Park	Aiken, SC	1989/91	1997	184	174,800	950	$762.96	91.85%	$760.22	$—	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	144	165,168	1,147	$771.32	95.14%	$761.46	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	168	146,664	873	$584.45	98.21%	$580.43	$—	(1)		(1)		(1)
Fairways, The	Columbia, SC	1992	1994	240	213,840	891	$636.33	96.25%	$619.01	$7,735	(11)	1.121	%(11)	5/15/2031	(11)
Paddock Club Columbia	Columbia, SC	1989/95	1997	336	367,584	1,094	$735.14	96.13%	$722.64	$—	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	168	143,976	857	$531.80	99.40%	$529.90	$—	(1)		(1)		(1)
Howell Commons	Greenville, SC	1986/88	1997	348	292,668	841	$566.13	92.82%	$532.03	$—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	208	212,160	1,020	$684.78	96.15%	$678.35	$—	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	208	156,832	754	$536.97	97.60%	$536.97	$—	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	208	182,000	875	$577.01	92.31%	$561.54	$—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	208	177,840	855	$966.40	96.15%	$962.89	$8,365 (8)		1.088	%(8)	11/15/2035	(8)
535 Brookwood	Simpsonville, SC	2008	2010	256	254,464	994	$785.05	91.80%	$739.48	$14,097		4.430%		10/1/2020
Park Place	Spartanburg, SC	1987	1997	184	195,224	1,061	$618.34	94.57%	$599.65	$—	(1)		(1)		(1)
Farmington Village	Summerville, SC	2007	2007	280	307,440	1,098	$844.60	95.00%	$815.64	$15,200		3.650%		12/10/2015
				3,140	2,990,660	952	$688.57	95.06%	$672.12
Hamilton Pointe	Chattanooga, TN	1989	1992	361	256,671	711	$577.52	98.61%	$576.53	$—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	300	259,200	864	$590.07	98.00%	$581.92	$—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	108	98,604	913	$682.99	99.07%	$682.99	$—	(1)		(1)	(1)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Average Rent per Unit at December 31, 2010(20)	Average Occupancy Percent at December 31, 2010(21)	Monthly Effective Rent per Unit at December 31, 2010(22)	Encumbrances at December 31, 2010
										Mortgage/ Bond Principal (000’s)		Interest Rate		Maturity Date
Windridge	Chattanooga, TN	1984	1997	174	238,728	1,372	$866.11	96.55%	$860.89	$5,465	(15)		(15)	5/15/2033	(15)
Oaks, The	Jackson, TN	1978	1993	100	87,500	875	$566.70	97.00%	$565.20	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	150	163,650	1,091	$632.53	98.67%	$631.28	$5,095		1.088%		10/15/2032
Post House North	Jackson, TN	1987	1989	145	145,725	1,005	$639.17	96.55%	$628.95	$3,375	(12)	1.088	%(12)	5/15/2031	(12)
Bradford Chase	Jackson, TN	1987	1994	148	121,360	820	$581.63	95.95%	$560.59	$—	(1)		(1)		(1)
Woods at Post House	Jackson, TN	1997	1995	122	118,950	975	$669.82	97.54%	$669.82	$4,649		6.070%		9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	276	297,804	1,079	$596.69	96.38%	$577.85	$—	(1)		(1)		(1)
Greenbrook	Memphis, TN	1974/78/83/86	1988	1,037	939,522	906	$612.74	96.43%	$608.45	$29,409		4.110%		9/1/2017
Kirby Station	Memphis, TN	1978	1994	371	310,156	836	$694.59	95.69%	$694.65	$—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	618	535,188	866	$710.06	95.31%	$703.38	$—	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	82	96,924	1,182	$1,025.45	92.68%	$1,021.79	$—
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	740	792,540	1,071	$822.90	94.32%	$823.10	$—	(4)		(4)		(4)
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	240	268,800	1,120	$822.32	93.33%	$810.79	$—	(1)		(1)		(1)
Avondale at Kennesaw	Nashville, TN	2008	2010	288	283,392	984	$834.69	95.14%	$815.53	$19,427		4.430%		10/1/2020
Brentwood Downs	Nashville, TN	1986	1994	286	220,220	770	$771.12	96.85%	$758.48	$—	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	433	479,331	1,107	$869.85	93.07%	$869.08	$—	(1)		(1)		(1)
Monthaven Park	Nashville, TN	1999/01	2004	456	427,728	938	$772.70	94.74%	$765.97	$—	(6)		(6)		(6)
Park at Hermitage	Nashville, TN	1987	1995	440	392,480	892	$606.25	92.73%	$597.25	$6,645	(16)	1.088	%(16)	2/15/2034	(16)
Verandas at Sam Ridley	Nashville, TN	2009	2010	336	391,104	1,164	$829.43	94.35%	$818.64	$23,910		4.430%		10/1/2020
				7,211	6,925,577	960	$713.40	95.55%	$707.10
Northwood	Arlington, TX	1980	1998	270	224,100	830	$600.72	93.70%	$595.54	$—	(2)		(2)		(2)
Balcones Woods	Austin, TX	1983	1997	384	313,728	817	$730.81	98.70%	$730.81	$—	(2)		(2)		(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	210	198,240	944	$894.61	96.67%	$891.04	$—	(6)		(6)		(6)
Silverado	Austin, TX	2003	2006	312	303,264	972	$808.96	96.79%	$790.63	$—	(6)		(6)		(6)
Stassney Woods	Austin, TX	1985	1995	288	248,832	864	$621.05	96.53%	$615.50	$4,050	(17)	1.088	%(17)	2/15/2034	(17)
Travis Station	Austin, TX	1987	1995	304	249,888	822	$596.82	96.05%	$588.96	$3,585	(18)	1.126	%(18)	2/15/2034	(18)
Woods, The	Austin, TX	1977	1997	278	214,060	770	$869.91	94.60%	$867.86	$—	(2)		(2)		(2)
Celery Stalk	Dallas, TX	1978	1994	410	374,740	914	$640.95	95.12%	$635.78	$—	(5)		(5)		(5)
Courtyards at Campbell	Dallas, TX	1986	1998	232	168,200	725	$658.31	99.14%	$658.31	$—	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	304	206,720	680	$573.89	94.08%	$561.74	$—	(2)		(2)		(2)
Grand Courtyard	Dallas, TX	2000	2006	390	341,250	875	$813.34	97.18%	$813.34	$—	(6)		(6)		(6)
Lodge at Timberglen	Dallas, TX	1983	1994	260	226,200	870	$609.04	93.08%	$591.58	$—	(5)		(5)		(5)
Watermark	Dallas, TX	2002	2004	240	205,200	855	$733.68	96.67%	$726.16	$—	(5)		(5)		(5)
La Valencia at Starwood	Frisco, TX	2008	2010	270	267,840	992	$1,045.43	97.04%	$1,033.58	$—
Legacy Pines	Houston, TX	1999	2003	308	283,360	920	$805.02	94.81%	$805.02	$—	(2)		(2)		(2)
Park Place (Houston)	Houston, TX	1996	2007	229	207,016	904	$854.38	96.51%	$853.29	$—
Ranchstone	Houston, TX	1996	2007	220	193,160	878	$799.48	90.91%	$788.33	$—	(6)		(6)	(6)

Property	Location	Year Completed	Year Management Commenced	Number of Units	Approximate Rentable Area (Square Footage)	Average Unit Size (Square Footage)	Monthly Average Rent per Unit at December 31, 2010(20)	Average Occupancy Percent at December 31, 2010(21)	Monthly Effective Rent per Unit at December 31, 2010(22)	Encumbrances at December 31, 2010
										Mortgage/ Bond Principal (000’s)		Interest Rate		Maturity Date
Reserve at Woodwind Lakes	Houston, TX	1999	2006	328	316,192	964	$798.45	94.82%	$788.84	$13,526		5.930%		6/15/2015
Cascade at Fall Creek	Humble, TX	2007	2008	246	227,796	926	$865.17	90.65%	$852.07	$—
Chalet at Fall Creek	Humble, TX	2006	2007	268	260,228	971	$859.12	90.30%	$844.05	$—	(6)		(6)		(6)
Bella Casita at Las Colinas	Irving, TX	2007	2010	271	260,973	963	$948.75	96.31%	$948.75	$—
Westborough Crossing	Katy, TX	1984	1994	274	197,280	720	$611.69	95.26%	$605.73	$—	(5)		(5)		(5)
Kenwood Club	Katy, TX	2000	1999	320	318,080	994	$763.57	96.56%	$761.36	$—	(2)		(2)		(2)
Lane at Towne Crossing	Mesquite, TX	1983	1994	384	277,632	723	$562.59	94.53%	$562.59	$—	(2)		(2)		(2)
Times Square at Craig Ranch	McKinney, TX	2009	2010	313	320,512	1,024	$1,251.66	71.57%	$1,230.65	$—
Highwood	Plano, TX	1983	1998	196	156,800	800	$712.06	95.92%	$707.62	$—
Los Rios Park	Plano, TX	2000	2003	498	470,112	944	$793.31	96.39%	$788.00	$—	(2)		(2)		(2)
Boulder Ridge	Roanoke, TX	1999/2008	2005	494	446,082	903	$778.25	95.14%	$741.26	$—	(2)		(2)		(2)
Copper Ridge	Roanoke, TX	2007	2008	245	311,150	1,270	$904.81	94.29%	$842.10	$—
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	400	334,400	836	$861.03	93.75%	$853.91	$19,500		5.490%		3/1/2020
Cypresswood Court	Spring, TX	1984	1994	208	160,576	772	$648.95	90.87%	$643.75	$—	(5)		(5)		(5)
Villages at Kirkwood	Stafford, TX	1996	2004	274	244,682	893	$823.58	95.26%	$816.26	$—	(6)		(6)		(6)
Green Tree Place	Woodlands, TX	1984	1994	200	152,200	761	$713.77	95.00%	$711.63	$—	(5)		(5)		(5)
				9,828	8,680,493	883	$773.20	94.44%	$763.70
Township	Hampton, VA	1987	1995	296	248,048	838	$916.02	96.28%	$895.64	$10,800	(13)	1.228	%(13)	10/15/2032	(13)
				296	248,048	838	$916.02	96.28%	$895.64
Subtotal 100% Owned				44,349	42,778,481	965	$751.70	95.13%	$744.32	312,734
Joint Venture Properties
Milstead Village	Kennesaw, GA	1998	2008	310	356,190	1,149	$864.68	95.81%	$853.91	$21,738
Greenwood Forest	Houston, TX	1994	2008	316	310,944	984	$798.86	95.25%	$790.97	$18,249
Ansley Village	Macon, GA	2007	2009	294	324,282	1,103	$762.30	96.94%	$752.97	$12,334
Legacy at Western Oaks	Austin, TX	2001	2009	479	467,504	976	$989.83	94.57%	$988.36	$30,290
Grand Cypress	Cypress, TX	2008	2010	312	280,488	899	$925.16	89.42%	$916.50	$14,250
Venue at Stonebridge Ranch	McKinney, TX	2000	2010	250	214,000	856	$756.77	94.40%	$753.37	$12,500
Subtotal Joint Venture Properties				1,961	1,953,408	996	$865.16	94.39%	$858.62	$109,361
Total 100% Owned and Joint Venture Properties				46,310	44,731,889	966	$756.50	95.10%	$749.16	$422,095

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $641.8 million outstanding with a variable interest rate of 1.14% on which there exists in combination with the FNMA facility mentioned in note (2) fifteen interest rate swap agreements totaling $500 million at an average rate of 5.30% and six interest rate caps totalling $165 million at an average rate of 4.58% at December 31, 2010.
(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 million available and $218.6 million outstanding with a variable interest rate of 0.84% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2010.

(3)	Phase I of Paddock Park — Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.
(4)	Encumbered by a credit line with Regions Bank, with no outstanding balance at December 31, 2010.
(5)	Encumbered by a $100 million Freddie Mac facility, with $100 million available and an outstanding balance of $100 million and a variable interest rate of 0.87% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2010.
(6)	Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.81% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% and a $15 million interest rate cap of 5% at December 31, 2010.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $10.9 million at December 31, 2010, and an average interest rate of 5.28%.
(8)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.
(9)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.41% and maturing on October 15, 2012.
(10)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.
(11)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.
(12)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.
(13)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.41% and maturing on October 15, 2012.
(14)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.181% and $3.0 million with a variable rate of 1.088% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(15)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.181% and $5.0 million with a variable rate of 1.088% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(16)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(17)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(18)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(19)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.

(20)	Monthly average rent per unit represents the average of gross monthly rent amounts charged for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. This information is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.
(21)	Average Occupancy is calculated by dividing the number of units occupied at each property by the total number of units at each property.
(22)	Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property’s local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2010 were $3.9 million. As of December 31, 2010 approximately 9.8% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed and traded on the NYSE under the symbol “MAA” since our initial public offering in February 1994. On February 4, 2011, the reported last sale price of our common stock on the NYSE was $61.54 per share, and there were approximately 1,600 holders of record of the common stock. We believe we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock and the dividends declared by us with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2010:
First Quarter	$55.03	$45.14	$0.615	$0.615
Second Quarter	$57.34	$49.74	$0.615	$0.615
Third Quarter	$60.88	$49.71	$0.615	$0.615
Fourth Quarter	$64.48	$57.96	$0.615	$0.6275	(1)
2009:
First Quarter	$37.48	$22.22	$0.615	$0.615
Second Quarter	$39.85	$29.34	$0.615	$0.615
Third Quarter	$50.58	$34.77	$0.615	$0.615
Fourth Quarter	$49.82	$41.95	$0.615	$0.615

(1)	Generally, MAA’s Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.6275 per share declared in the fourth quarter of 2010 was paid on January 31, 2011 to shareholders of record on January 14, 2011.

Our quarterly dividend rate is currently $0.6275 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by us will be affected by a number of factors, including, but not limited to, the gross revenues received from the apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

We have established the Direct Stock Purchase and Distribution Reinvestment Plan, or DRSPP, under which holders of common stock, preferred stock and limited partnership interests in our operating partnership can elect to automatically reinvest their distributions in additional shares of common stock. The plan also allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.

In 2008, we issued a total of 421,794 shares through our DRSPP and offered an average discount of 1.5% for optional cash purchases. In 2009, we issued a total of 25,406 shares through our DRSPP and did not offer a discount for optional cash purchases. In 2010, we issued a total of 568,323 shares through our DRSPP and offered an average discount of 2.0% for optional cash purchases.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2010.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	15,957	$25.49	409,515
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,957	$25.49	409,515

(1)	Columns (a) and (b) above do not include 32,760 shares of restricted stock that are subject to vesting requirements that were issued through our Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 39,769 shares of restricted stock that are subject to vesting requirements which were issued through our 2004 Stock Plan, or 77,142 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 2 for more information on these plans.
(2)	Column (c) above includes 336,657 shares available to be issued under our 2004 Stock Plan and 72,858 shares available to be issued under our Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

We have not granted any stock options since 2002.

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2005 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '05	Dec '06	Dec '07	Dec '08	Dec '09	Dec '10
MAA	$100.00	$123.26	$96.13	$88.05	$122.66	$168.88
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
FTSE NAREIT Equity Index	$100.00	$135.06	$113.87	$70.91	$90.76	$116.12

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a historical basis for us. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Current Report on Form 8-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total operating revenues	$402,229	$378,544	$370,011	$347,444	$318,475
Expenses:
Property operating expenses	174,620	159,705	155,310	142,381	132,608
Depreciation	104,064	96,019	90,168	84,789	77,545
Acquisition expenses	2,512	950	—	—	—
Property management and general and administrative expenses	30,389	28,540	28,636	28,726	23,001
Income from continuing operations before non-operating items	90,644	93,330	95,897	91,548	85,321
Interest and other non-property income	837	385	509	195	663
Interest expense	(55,996)	(57,094)	(62,010)	(63,639)	(62,308)
Loss on debt extinguishment	—	(140)	(116)	(123)	(578)
Amortization of deferred financing costs	(2,627)	(2,374)	(2,307)	(2,407)	(2,036)
Incentive fees from real estate joint ventures	—	—	—	1,019	—
Asset impairment	(1,914)	—	—	—	—
Net casualty gains (loss) and other settlement proceeds	330	32	(247)	589	84
Gains (loss) on sale of non-depreciable assets	—	15	(3)	534	50
Gains (loss) on properties contributed to joint ventures	752	—	—	—	—
Income from continuing operations before investments in real estate joint ventures	32,026	34,154	31,723	27,716	21,196
(Loss) gain from real estate joint ventures	(1,149)	(816)	(844)	5,330	(114)
Income from continuing operations	30,877	33,338	30,879	33,046	21,082
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	—	1,234	1,312	1,246	1,453
Gains (loss) on sale of discontinued operations	(2)	4,649	(120)	9,164	—
Consolidated net income	30,875	39,221	32,071	43,456	22,535
Net income attributable to noncontrolling interests	(1,114)	(2,010)	(1,822)	(3,510)	(1,590)
Net income attributable to Mid-America Apartment Communities, Inc.(1)	29,761	37,211	30,249	39,946	20,945
Preferred dividend distributions	6,549	12,865	12,865	13,688	13,962
Premiums and original issuance costs associated with the redemption of preferred stock	5,149	—	—	589	—
Net income available for common shareholders	$18,063	$24,346	$17,384	$25,669	$6,983
Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	31,856	28,341	26,943	25,296	23,474
Effect of dilutive stock options	121	7	141	207	258
Diluted	31,977	28,348	27,084	25,503	23,732
Net income available for common shareholders	$18,063	$24,346	$17,384	$25,669	$6,983
Discontinued property operations	2	(5,883)	(1,192)	(10,410)	(1,453)
Income from continuing operations available for common shareholders	$18,065	$18,463	$16,192	$15,259	$5,530
Earnings per share – basic:(1)
Income from continuing operations available for common shareholders	$0.57	$0.65	$0.60	$0.60	$0.24
Discontinued property operations	—	0.20	0.04	0.41	0.06
Net income available for common shareholders	$0.57	$0.85	$0.64	$1.01	$0.30
Earnings per share – diluted:(1)
Income from continuing operations available for common shareholders	$0.56	$0.65	$0.60	$0.60	$0.23
Discontinued property operations	—	0.20	0.04	0.41	0.06
Net income available for common shareholders	$0.56	$0.85	$0.64	$1.01	$0.29
Dividends declared(2)	$2.4725	$2.4600	$2.4600	$2.4300	$2.9850
Balance Sheet Data:
Real estate owned, at cost	$2,985,447	$2,732,218	$2,552,808	$2,343,130	$2,218,532
Real estate assets, net	$2,085,640	$1,935,221	$1,851,331	$1,720,553	$1,669,539
Total assets	$2,176,048	$1,986,826	$1,921,955	$1,783,822	$1,746,646
Total debt	$1,500,193	$1,399,596	$1,323,056	$1,264,620	$1,196,349
Noncontrolling interest	$22,125	$22,660	$25,648	$27,624	$33,647
Total Mid-America Apartment Communities, Inc. shareholders' equity and redeemable stock	$522,267	$433,368	$418,774	$404,774	$448,019
Other Data (at end of period):
Market capitalization (shares and units)(3)	$2,353,115	$1,671,036	$1,293,145	$1,358,100	$1,745,674
Ratio of total debt to total capitalization(4)	38.9%	45.6%	50.6%	48.2%	40.7%
Number of properties, including joint venture ownership interest(5)	157	147	145	137	138
Number of apartment units, including joint venture ownership interest(5)	46,310	43,604	42,554	40,248	40,293

(1)	In accordance with a change in accounting standards governing stock based compensation, we recognized $668,862 in net income attributable to Mid-America Apartment Communities, Inc. for the year ended December 31, 2006 resulting in an increase of approximately $0.03 in basic earnings per share and $0.02 in diluted earnings per share.
(2)	Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.
(3)	Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) and common shares, regardless of classification on balance sheet, as well as partnership units (value based on common stock equivalency).
(4)	Total capitalization is market capitalization plus total debt.
(5)	Property and apartment unit totals have not been adjusted to exclude properties held for sale.

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

Development costs are capitalized in accordance with accounting standards for costs and initial rental operations of real estate projects and standards for the capitalization of interest cost, real estate taxes and personnel expense.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

We measure ineffectiveness using the change in the variable cash flows method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings if in an overhedged position. The change in fair value of the interest rate swaps and the intrinsic value or fair value of interest rate caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Notes 5 and 6.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2010

We experienced a decrease in income from continuing operations in 2010 as increases in revenues were more than offset by increases in expenses. The increases in revenues came from a 2.5% increase in our secondary market same store segment and a 66.4% increase in our non-same store and other segment which was primarily a result of acquisitions. The increase in expenses included a $1.6 million increase in acquisition costs related to increased acquisition activity in 2010. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. We acquired five properties for our 100% owned portfolio in 2008, four in 2009 and eight in 2010. We also purchased two properties through our joint venture in 2008, two in 2009 and two in 2010. Offsetting some of this increased revenue stream were three property dispositions in 2009.

We continued to benefit from reduced interest rates in 2010 as a reduction in average interest rates more than offset the impact from an increase in the average amount of debt outstanding for the year ended December 31, 2010 from the year ended December 31, 2009.

As of December 31, 2010, the total number of apartment units that MAA owned or had an ownership interest in was 46,310 in 157 communities, compared to 43,604 apartment units in 147 communities at December 31, 2009, and 42,554 apartment units in 145 communities at December 31, 2008. For communities owned 100% by MAA, the average effective rent per apartment unit, excluding units in lease-up, increased to $736.51 at December 31, 2010 from $715 at December 31, 2009 and $750 at December 31, 2008. For these same units, overall occupancy at December 31, 2010, 2009, and 2008 was 95.8%, 95.2%, and 93.4%, respectively.

Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2010, 2009, and 2008. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010, to the Year Ended December 31, 2009

Property revenues for the year ended December 31, 2010 were approximately $401.5 million, an increase of $23.3 million from the year ended December 31, 2009 due to (i) a $4.3 million increase in property revenues from our secondary market same store group primarily as a result of a $3.7 million increase from our new bulk cable program and (ii) a $19.0 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation. Property operating expenses, excluding depreciation, for the year ended December 31, 2010 were approximately $174.6 million, an increase of approximately $14.9 million from the year ended December 31, 2009 due primarily to increases in property operating expenses of (i) $2.6 million from our large market same store group, (ii) $4.0 million from our secondary market same store group, and (iii) $8.3 million from our non-same store and other group, mainly as a result of acquisitions. The increases in the large and secondary market same store groups include $2.8 million and $3.7 million, respectively, related to the accounting for our new bulk cable program.

Depreciation expense for the year ended December 31, 2010 was approximately $104.1 million, an increase of approximately $8.0 million from the year ended December 31, 2009 primarily due to the increases in depreciation expense of (i) $1.0 million from our large market same store group, (ii) $1.3 million from our secondary market same store group, and (iii) $5.7 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

Interest expense for the year ended December 31, 2010 was approximately $56.0 million, a decrease of $1.1 million from the year ended December 31, 2009. The decrease was primarily related to the decrease in our average cost of debt from 4.31% for the year ended December 31, 2009 to 3.95% for the year ended December 31, 2010. The decrease in our average cost of debt was partially offset by an increase in our average debt outstanding from the year ended December 31, 2009 to the year ended December 31, 2010 of approximately $88.2 million.

During the year ended December 31, 2010, we recorded an asset impairment charge of approximately $1.9 million related to one of our original initial public offering communities. This community is part of our secondary market same store segment. Fair value of the community was determined by an offer. No asset impairment charges were recorded during the year ended December 31, 2009.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $7.5 million in the year ended December 31, 2010 from the year ended December 31, 2009.

During 2010, we redeemed all of the issued and outstanding shares of the 6,200,000 shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H, resulting in a write-off of approximately $5.1 million on the consolidated statements of operations related to premiums and original issuance costs. The redemption also resulted in the decrease of preferred dividends from $12.9 million for the year ended December 31, 2009 to $6.5 million for the year ended December 31, 2010.

Comparison of the Year Ended December 31, 2009, to the Year Ended December 31, 2008

Property revenues for the year ended December 31, 2009, increased by approximately $8.4 million from the year ended December 31, 2008, due to (i) a $0.1 million increase in property revenues from our large market same store group and (ii) a $9.3 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions. These increases were partially offset by a decrease in property revenues of approximately $1.0 million from our secondary market same store group.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2009, increased by approximately $4.4 million from the year ended December 31, 2008, due primarily to increases of property operating expenses of (i) $0.3 million from our secondary market same store group, and (ii) $4.3 million from our non-same store and other group, mainly as a result of acquisitions. These increases were partially offset by a decrease in the property operating expenses of $0.2 million from our large same store group due primarily to real estate tax expense which reflected the favorable impact of successful prior year appeals and assessment challenges.

Depreciation expense increased by approximately $5.9 million primarily due to the increases of depreciation expense of (i) $1.4 million from our large market same store group, (ii) $1.0 million from our secondary market same store group, and (iii) $3.5 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

Interest expense decreased approximately $4.9 million in 2009 from 2008 due primarily to the decrease in our average annual borrowing cost from 4.88% in 2008 to 4.31% in 2009. This decrease was somewhat offset by an increase in our average debt outstanding by approximately $34.9 million from 2008 to 2009 to fund acquisitions and our development and redevelopment programs.

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

The following table is a reconciliation of FFO to consolidated net income for the years ended December 31, 2010, 2009, and 2008 (dollars and shares in thousands):

	Years Ended December 31,
	2010	2009	2008
Consolidated net income	$30,875	$39,221	$32,071
Net income attibutable to noncontrolling interests	(1,114)	(2,010)	(1,822)
Net income attributable to Mid-America Apartment Communities, Inc.	29,761	37,211	30,249
Depreciation of real estate assets	102,000	94,020	88,555
Net casualty (gains) loss and other settlement proceeds	(330)	(32)	247
Gains on properties contributed to joint ventures	(752)	—	—
Gains on dispositions within real estate joint ventures	—	—	(38)
Depreciation of real estate assets of discontinued operations	—	—	706
Loss (gains) on sales of discontinued operations	2	(4,649)	120
Depreciation of real estate assets of real estate joint ventures	1,896	970	953
Preferred dividend distribution	(6,549)	(12,865)	(12,865)
Net income attibutable to noncontrolling interests	1,114	2,010	1,822
Premiums and original issuance costs associated with the redemption of preferred stock	(5,149)	—	—
Funds from operations	$121,993	$116,665	$109,749

FFO for the year ended December 31, 2010 increased approximately $5.3 million from the year ended December 31, 2009 primarily as a result of the increase in property revenues of approximately $23.3 million discussed above that was only partially offset by the $14.9 million increase in property operating expenses. FFO for the year ended December 31, 2010 was impacted by a $1.9 million asset impairment charge related to one of our original initial public offering communities. FFO for the year ended December 31, 2010 was also impacted by a decrease in preferred dividends of $6.3 million from the year ended December 31, 2009 due to the redemption of the Series H shares. This decrease was materially offset by the recognition of approximately $5.1 million on the consolidated statements of operations representing the write-off of premiums and original issuance costs for the Series H redemption.

FFO for the year ended December 31, 2009 increased approximately $6.9 million from the year ended December 31, 2008 primarily as a result of the increase in property revenues of approximately $8.4 million discussed above that was only partially offset by the $4.4 million increase in property operating expenses.

Trends

During 2010, rental demand for apartments began to improve relative to 2009. This was evident through higher physical occupancy as compared to 2009 as well as pricing increases on both new leases and renewals signed during the year. However, we have maintained this momentum with job formation, one of the primary drivers of apartment demand, continuing to be slow to return. The job losses that have occurred across the nation and our markets continue to cause us to be cautious about apartment demand and pricing but optimistic about the long term prospects for apartment demand as job growth returns.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of December 31, 2010, with the addition of an asset in Charlotte, North Carolina, we were invested in over 49 separate markets, with 62% of our gross assets in large markets and 38% of our gross assets in select secondary markets.

We also continue to benefit on the supply side. Supply declined in 2010 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets. We expect this relative new supply compression to be an even larger factor over the next several quarters as supply that did come to market before the slowdown moves further away from the lease up stage and new supply remains limited.

Our focus throughout 2010 was on maintaining strong occupancy performance and pushing pricing where possible through our revenue management system. Through these efforts, our average same store occupancy (large market same store and secondary market same store segments combined) in 2010 was about 80 basis points higher than the average for 2009. While effective rent per unit for the year was lower than 2009 (primarily due to in place rents going into 2010), we saw the pricing trend reverse and turn positive in 2010. In the third quarter of 2010, we saw the first sequential quarter increase in effective rents in seven quarters. This pricing trend is expected to continue in 2011.

Overall same store revenues increased 1.2% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This included an increase of $6.5 million due to our new bulk cable program. With cable expense netted into cable revenues, same store revenues decreased 0.6% over this period. As expected, the quarter over quarter decline in same store revenue reversed in the fourth quarter of 2010 and turned positive, as rents continued to rebound from declines seen in 2009 and early 2010. We expect more robust revenue growth will resume in 2011 as the economic growth returns and, most importantly, when sustainable job growth resumes. We also believe reduced availability of financing for new apartment construction will likely limit new apartment construction over the next few quarters, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

Should the economy fall into a deeper recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues. The continued roll-out of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Throughout 2010, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities decreased to $133.8 million for the year ended December 31, 2010 from $140.3 million for the year ended December 31, 2009. This change was a result of various items, including changes in cash flows associated with the timing of interest payments.

Net cash used in investing activities was approximately $254.3 million during the year ended December 31, 2010 compared to $154.0 million during the year ended December 31, 2009, mainly related to acquisition activity. In the year ended December 31, 2010, MAA had acquisition cash outflows of $284.0 million compared to $125.3 million for the year ended December 31, 2009. The increase in cash outflows due to acquisitions was partially offset primarily by an increase in cash inflows from disposition activity. In the year ended December 31, 2010, we had cash inflows of $90.3 million, mainly related to the contributions of three communities to Fund II. During the year ended December 31, 2009, we had cash inflows of approximately $29.9 million, mainly related to the sale of three communities.

Net cash provided by financing activities was approximately $152.6 million for the year ended December 31, 2010, compared to $18.1 million during the year ended December 31, 2009. During the year ended December 31, 2010, we received proceeds of approximately $305.5 million primarily from the issuance of shares of common stock through our at-the-market program, or ATM and a waiver through our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP. We used $155.0 million of these proceeds to fund the redemption of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H.

During 2010, MAA sold 5,077,201 shares of common stock for net proceeds of approximately $274.6 million through our ATM. This compares to 763,000 shares for net proceeds of approximately $32.8 million for 2009 and 1,955,300 shares for net proceeds of approximately $103.6 million for 2008.

During 2010, MAA issued 551,895 shares at an average discount of 2% for net proceeds of $30.0 million through the direct stock purchase feature of our DRSPP. During 2009, MAA did not offer a discount through our DRSPP and issued approximately 1,100 shares of common stock, generating approximately $39,000 in proceeds. During 2008, MAA offered an average 1.5% discount through our DRSPP and issued approximately 403,000 shares of common stock through the direct stock purchase feature of the plan, generating approximately $20 million in proceeds.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our Series H for approximately $77.5 million. On August 5, 2010 we redeemed all of the remaining and outstanding shares of Series H for approximately $77.5 million, resulting in a combined write-off for the year ended December 31, 2010 of approximately $5.1 million on the consolidated statements of operations related to premiums and original issuance costs. The redemption also resulted in the decrease of preferred dividends to $6.5 million for the year ended December 31, 2010 from $12.9 million for the year ended December 31, 2009.

The weighted average interest rate at December 31, 2010 for the $1.5 billion of debt outstanding was 3.8%, compared to the weighted average interest rate of 4.0% on $1.4 billion of debt outstanding at December 31, 2009. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2010, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $6.5 million collateralized and available to borrow at December 31, 2010. We had total borrowings outstanding under these credit facilities of $1.3 billion at December 31, 2010.

Approximately 65% of our outstanding obligations at December 31, 2010 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.04 billion, all of which was collateralized and available to borrow at December 31, 2010. We had total borrowings outstanding under the FNMA Facilities of approximately $0.97 billion at December 31, 2010. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Approximately 20% of our outstanding obligations at December 31, 2010 were borrowed through credit facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $298 million was collateralized and available to borrow at December 31, 2010. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $298 million at December 31, 2010. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread was 0.34% below LIBOR at December 31, 2010.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2010 (in thousands):

	Line Limit	Amount Collateralized	Amount Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$969,833
Freddie Mac Credit Facilities	300,000	298,247	298,247
Regions Credit Facility	50,000	45,211	—
Other Borrowings	232,113	232,113	232,113
Total Debt	$1,626,542	$1,620,000	$1,500,193

As of December 31, 2010, we had entered into interest rate swaps totaling a notional amount of $734.8 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $270.7 million as of December 31, 2010.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2010 (in thousands):

	Principal Balance	Average Years to Contract Maturity	Effective Rate
Conventional – Fixed Rate or Swapped	$973,018	3.9	5.2%
Tax-free – Fixed Rate or Swapped	28,695	7.9	4.7%
Conventional – Variable Rate(1)	227,829	3.5	1.0%
Conventional – Variable Rate – Capped(2)	197,936	5.3	0.8%
Tax-free – Variable Rate – Capped(2)	72,715	1.7	1.1%
Total Debt Outstanding	$1,500,193	3.8	3.8%

(1)	Includes a $15 million mortgage with an imbedded cap at a 7% rate.
(2)	When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2010 (in thousands):

	Line Limit			Other	Total
	Credit Facilities
	Fannie Mae	Freddie Mac	Regions
2011	$80,000	$100,000	$—	$—	$180,000
2012	80,000	—	50,000	—	130,000
2013	203,193	—	—	—	203,193
2014	321,236	200,000	—	17,712	538,948
2015	120,000	—	—	52,226	172,226
2016	80,000	—	—	—	80,000
Thereafter	160,000	—	—	162,175	322,175
Total	$1,044,429	$300,000	$50,000	$232,113	$1,626,542

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of December 31, 2010 (in thousands):

	Swap Balances		Fixed Rate Balances	Total
	LIBOR	SIFMA (formerly BMA)		Balance	Contract Rate
2011	$158,000	$—	$—	$158,000	5.2%
2012	150,000	17,800	—	167,800	5.1%
2013	190,000	—	—	190,000	5.2%
2014	144,000	—	17,712	161,712	5.7%
2015	75,000	—	37,026	112,026	5.6%
2016	—	—	—	—	0.0%
Thereafter	—	—	212,175	212,175	4.7%
Total	$717,000	$17,800	$266,913	$1,001,713	5.2%

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies. The Agencies provided credit enhancement for approximately $1.3 billion of our outstanding debt through credit facilities as of December 31, 2010.

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

For the year ended December 31, 2010, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $10.5 million, as compared to $10.2 million and $12.7 million for the same periods in 2009 and 2008, respectively. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of December 31, 2010, (dollars in thousands):

Contractual Obligations(1)	2011	2012	2013	2014	2015	Thereafter	Total
Long-Term Debt(2)	$183,839	$84,217	$183,123	$538,971	$172,391	$337,652	$1,500,193
Fixed Rate or Swapped Interest(3)	44,048	34,970	27,360	18,083	11,933	40,795	177,189
Operating Lease	17	10	—	—	—	—	27
Total	$227,904	$119,197	$210,483	$557,054	$184,324	$378,447	$1,677,409

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding and following tables.
(2)	Represents principal payments.
(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 6.

Off-Balance Sheet Arrangements

At December 31, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our two joint ventures with Crow Holdings (one terminated in 2005 and one terminated in 2007) were established to acquire approximately $200 million of multifamily properties and to enhance our return on investment through the generation of fee income. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2010, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2010, Mid-America Multifamily Fund II, LLC owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 12.

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

Inflation

Substantially all of the resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable MAA to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall, or ASC 105-10, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments, or ASC 825-10-65-1, which extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 6.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates obtainable on our secured borrowings. At December 31, 2010, 39% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. Approximately 85% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2010. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2011	2012	2013	2014	2015	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate(1)	$3,839	$4,217	$4,494	$19,488	$37,191	$197,684	$266,913	$238,199
Average interest rate	4.97%	5.00%	5.01%	5.23%	6.00%	4.70%	4.93%
Variable Rate(1)	$180,000	$80,000	$178,629	$519,483	$135,200	$139,968	$1,233,280	$1,151,449
Average interest rate	0.85%	0.84%	0.84%	0.88%	1.15%	0.84%	0.89%
Interest Rate Swaps
Variable to Fixed	$158,000	$167,800	$190,000	$144,000	$75,000	$—	$734,800	$(48,936)
Average Pay Rate	4.61%	4.41%	4.58%	4.95%	4.41%	0.00%	4.60%
Interest Rate Cap
Variable to Fixed	$33,731	$23,795	$7,945	$40,180	$40,000	$125,000	$270,651	$3,641
Average Pay Rate	6.09%	6.00%	6.00%	4.83%	4.50%	4.60%	4.97%

(1)	Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-42 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the year ended December 31, 2010, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our 2011 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 — Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on our website at http://www.maac.com, on the Investor Relations page under Governance Documents. We will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in our 2011 Proxy Statement in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2011 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2011 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in our 2011 Proxy Statement in the section entitled “Proposal 5 — Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Management’s Report on Internal Control Over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010, and 2009	F-4
Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	F-7
Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008	F-8
2. Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
Schedule III — Real Estate Investments and Accumulated Depreciation as of December 31, 2010	F-36
3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Charter of Mid-America Apartment Communities, Inc. dated as of January 10, 1994, as filed with the Tennessee Secretary of State on January 25, 1994 (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
3.2	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of January 28, 1994, as filed with the Tennessee Secretary of State on January 28, 1994 (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
3.3	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Preferred Stock dated as of October 9, 1996, as filed with the Tennessee Secretary of State on October 10, 1996 (Filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).
3.4	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter dated November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
3.5	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of November 17, 1997, as filed with the Tennessee Secretary of State on November 18, 1997 (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).
3.6	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of June 25, 1998, as filed with the Tennessee Secretary of State on June 30, 1998 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).
3.7	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of A Series of Shares of Preferred Stock dated as of December 24, 1998, as filed with the Tennessee Secretary of State on December 30, 1998 (Filed as Exhibit 3.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
3.8	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 11, 2002, as filed with the Tennessee Secretary of State on October 14, 2002 (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).
3.9	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of October 28, 2002, as filed with the Tennessee Secretary of State on October 28, 2002 (Filed as Exhibit 3.9 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
3.10	Mid-America Apartment Communities, Inc. Articles of Amendment to the Amended and Restated Charter Designating and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock dated as of August 7, 2003, as filed with the Tennessee Secretary of State on August 7, 2003 (Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

Exhibit Number	Exhibit Description
3.11	Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of May 20, 2008, as filed with the Tennessee Secretary of State on June 2, 2008 (Filed as Exhibit 99.A to the Registrant’s Proxy Statement filed on March 31, 2008 and incorporated herein by reference).
3.12	Amended and Restated Bylaws of Mid-America Apartment Communities, Inc. (Filed as an Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2008 and incorporated herein by reference).
4.1	Form of Common Share Certificate (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
4.2	Form of 9.5% Series A Cumulative Preferred Stock Certificate (Filed as Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on October 11, 1996 and incorporated herein by reference).
4.3	Form of 8 7/8% Series B Cumulative Preferred Stock Certificate (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on November 19, 1997 and incorporated herein by reference).
4.4	Form of 9 3/8% Series C Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on June 26, 1998 and incorporated herein by reference).
4.5	Form of 9.5% Series E Cumulative Preferred Stock Certificate (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
4.6	Form of 9¼% Series F Cumulative Preferred Stock Certificate (Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A filed with the Commission on October 11, 2002 and incorporated herein by reference).
4.7	Form of 8.30% Series G Cumulative Preferred Stock Certificate (Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
4.8	Form of 8.30% Series H Cumulative Preferred Stock Certificate (Filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P., a Tennessee limited partnership (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.2†	Employment Agreement between the Registrant and H. Eric Bolton, Jr. dated December 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.3†	Employment Agreement between the Registrant and Simon R.C. Wadsworth, dated January 1, 2010 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2010 and incorporated herein by reference).
10.4†	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).
10.5	Seconded Amended and Restated Revolving Credit Agreement among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP, Regions Bank and Regions Capital Markets dated March 31, 2010 (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.6	Third Amended and Restated Master Credit Facility Agreement (MAA II) among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP and Prudential Multifamily Mortgage Inc. dated January 4, 2010 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).
10.7	Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated March 30, 2004 (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.8	First Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.9	Second Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of August 3, 2004 (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.10	Third Amendment to the Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated as of December 1, 2004 (Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.11	Fourth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated March 31, 2005 (Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.12	Fifth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated September 23, 2005 (Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.13	Sixth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P. dated February 22, 2006 (Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.14	Ninth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated December 28, 2006 (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.15	Thirteenth Amendment to Third Amended and Restated Master Credit Facility Agreement by and among Prudential Multifamily Mortgage, Inc., Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and Mid-America Apartments of Texas, L.P., dated January 30, 2008 (Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.16	Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways- Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.17	Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.18	Amendment No. 2 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated May 30, 2003 (Filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).
10.19	Amendment No. 3 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated March 2, 2004 (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.20	Amendment No. 4 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated November 17, 2005 (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.21	Amendment No. 5 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and Mid-America Apartments of Texas, L.P. dated February 23, 2006 (Filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.22	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Sunset Valley Apartments, Texas) (Filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.23	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004 (Village Apartments, Texas) (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.24	Consent, Modification, Assumption of Indemnity Obligations and Release Agreement dated November 4, 2004, (Coral Springs Apartments, Florida) (Filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.25	Credit Agreement dated September 28, 1998 by and among Jefferson Village, L.P., Jefferson at Sunset Valley, L.P. and JPI Coral Springs, L.P. (Filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.26	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments L.P. and Mid- America Apartments of Texas, L.P. and Financial Federal Savings Bank dated June 29, 2004 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.27	Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP, Mid-America Apartments of Texas, LP and Financial Federal Savings Bank dated June 1, 2006 (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).
10.28†	Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).
10.29†	Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).
10.30†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.31†	Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).
10.32	Limited Liability Company Agreement of Mid-America Multifamily Fund I, dated May 9, 2007 (Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
10.33†	Change of Control and Termination Agreement between the Registrant and Albert M. Campbell, III, dated December 5, 2008 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.34†	Change of Control and Termination Agreement between the Registrant and Thomas L. Grimes, dated December 5, 2008 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.35†	Change of Control and Termination Agreement between the Registrant and James Andrew Taylor, dated December 5, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).
10.36†	2008 Long Term Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.37†	2010 Restricted Stock Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.38†	2010 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.39†	2011 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).
10.40	Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated August 26, 2010 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).
10.41	Sales Agreement between the Registrant and Raymond James & Associates, Inc., dated August 26, 2010 (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).
10.42	Sales Agreement between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated August 26, 2010 (filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).
11	Statement re: computation of per share earnings (included within the Form 10-K).
14	Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit Number	Exhibit Description
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Mid-America Apartment Communities, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC on February 24, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

†	Management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedule:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: February 24, 2011	/s/ H. Eric Bolton, Jr. H. Eric Bolton, Jr.
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 24, 2011	/s/ H. Eric Bolton, Jr. H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2011	/s/ Albert M. Campbell, III Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 24, 2011	/s/ Alan B. Graf, Jr. Alan B. Graf, Jr. Director
Date: February 24, 2011	/s/ John S. Grinalds John S. Grinalds Director
Date: February 24, 2011	/s/ Ralph Horn Ralph Horn Director
Date: February 24, 2011	/s/ Philip W. Norwood Philip W. Norwood Director
Date: February 24, 2011	/s/ W. Reid Sanders W. Reid Sanders Director
Date: February 24, 2011	/s/ William B. Sansom William B. Sansom Director
Date: February 24, 2011	/s/ Simon R.C. Wadsworth Simon R.C. Wadsworth Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

Management of MAA is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of MAA’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MAA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of MAA are being made only in accordance with appropriate authorizations of management and directors of MAA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of MAA’s assets that could have a material effect on the consolidated financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2010 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010, of Mid-America Apartment Communities, Inc. and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2011

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets:
Real estate assets:
Land	$288,890	$255,425
Buildings and improvements	2,564,887	2,364,918
Furniture, fixtures and equipment	83,251	73,975
Capital improvements in progress	11,501	10,517
	2,948,529	2,704,835
Less accumulated depreciation	(889,841)	(788,260)
	2,058,688	1,916,575
Land held for future development	1,306	1,306
Commercial properties, net	8,141	8,721
Investments in real estate joint ventures	17,505	8,619
Real estate assets, net	2,085,640	1,935,221
Cash and cash equivalents	45,942	13,819
Restricted cash	1,514	561
Deferred financing costs, net	13,713	13,369
Other assets	25,133	19,731
Goodwill	4,106	4,106
Assets held for sale	—	19
Total assets	$2,176,048	$1,986,826
Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,500,193	$1,399,596
Accounts payable	1,815	1,702
Fair market value of interest rate swaps	48,936	51,160
Accrued expenses and other liabilities	73,999	69,528
Security deposits	6,693	8,789
Liabilities associated with assets held for sale	20	23
Total liabilities	1,631,656	1,530,798
Redeemable stock	3,764	2,802
Shareholders' equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized, $25 per share liquidation preference; 8.30% Series H Cumulative Redeemable Preferred Stock, 6,200,000 shares authorized, 0 and 6,200,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	62
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 34,871,399 and 29,095,251 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively(1)	348	290
Additional paid-in capital	1,142,023	988,642
Accumulated distributions in excess of net income	(575,021)	(510,993)
Accumulated other comprehensive losses	(48,847)	(47,435)
Total Mid-America Apartment Communities, Inc. shareholders' equity	518,503	430,566
Noncontrolling interest	22,125	22,660
Total Equity	540,628	453,226
Total liabilities and equity	$2,176,048	$1,986,826

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2010 and December 31, 2009 are 62,234 and 58,038, respectively.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	2010	2009	2008
Operating revenues:
Rental revenues	$369,547	$357,008	$352,414
Other property revenues	32,002	21,243	17,391
Total property revenues	401,549	378,251	369,805
Management fee income	680	293	206
Total operating revenues	402,229	378,544	370,011
Property operating expenses:
Personnel	51,363	47,633	46,139
Building repairs and maintenance	15,150	14,161	13,688
Real estate taxes and insurance	45,850	45,572	45,652
Utilities	24,447	22,334	21,908
Landscaping	10,129	9,548	9,146
Other operating	27,681	20,457	18,777
Depreciation	104,064	96,019	90,168
Total property operating expenses	278,684	255,724	245,478
Acquisition expenses	2,512	950	—
Property management expenses	18,035	17,220	16,799
General and administrative expenses	12,354	11,320	11,837
Income from continuing operations before non-operating items	90,644	93,330	95,897
Interest and other non-property income	837	385	509
Interest expense	(55,996)	(57,094)	(62,010)
Loss on debt extinguishment	—	(140)	(116)
Amortization of deferred financing costs	(2,627)	(2,374)	(2,307)
Asset impairment	(1,914)	—	—
Net casualty gains (loss) and other settlement proceeds	330	32	(247)
Gain (loss) on sale of non-depreciable assets	—	15	(3)
Gain on properties contributed to joint ventures	752	—	—
Income from continuing operations before loss from real estate joint ventures	32,026	34,154	31,723
Loss from real estate joint ventures	(1,149)	(816)	(844)
Income from continuing operations	30,877	33,338	30,879
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	1,234	1,312
(Loss) gain on sale of discontinued operations	(2)	4,649	(120)
Consolidated net income	30,875	39,221	32,071
Net income attributable to noncontrolling interests	1,114	2,010	1,822
Net income attributable to Mid-America Apartment Communities, Inc.	29,761	37,211	30,249
Preferred dividend distributions	6,549	12,865	12,865
Premiums and original issuance costs associated with the redemption of preferred stock	5,149	—	—
Net income available for common shareholders	$18,063	$24,346	$17,384
Weighted average shares outstanding (in thousands):
Basic	31,856	28,341	26,943
Effect of dilutive securities	121	7	141
Diluted	31,977	28,348	27,084
Net income available for common shareholders	$18,063	$24,346	$17,384
Discontinued property operations	2	(5,883)	(1,192)
Income from continuing operations available for common shareholders	$18,065	$18,463	$16,192
Earnings per share – basic
Income from continuing operations available for common shareholders	$0.57	$0.65	$0.60
Discontinued property operations	—	0.20	0.04
Net income available for common shareholders	$0.57	$0.85	$0.64
Earnings per share – diluted(1):
Income from continuing operations available for common shareholders	$0.56	$0.65	$0.60
Discontinued property operations	—	0.20	0.04
Net income available for common shareholders	$0.56	$0.85	$0.64
Dividends declared per common share	$2.4725	$2.4600	$2.4600

(1)	As described in the accompanying notes to the financial statements, holders of operating partnership units may redeem each of their units for one share of common stock or a cash equivalent at the option of Mid-America Apartment Communities, Inc. Operating partnership units are not included in the diluted earnings per share calculations because their effect is anti-dilutive.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNTIES, INC.

Consolidated Statements of Equity
Years Ended December 31, 2010, 2009, and 2008
(Dollars and shares in thousands, except per share data)

	Mid-America Apartment Communities, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Redeemable Stock
	Shares	Amount	Shares	Amount
EQUITY BALANCE December 31, 2007	6,200	$62	25,655	$257	$832,511	$(414,966)	$(15,664)	$27,624	$429,824	$2,574
Comprehensive income:
Net income	—	—	—	—	—	30,249	—	1,822	32,071	—
Other comprehensive income – derivative instruments (cash flow hedges)	—	—	—	—	—	—	(57,221)	(3,579)	(60,800)	—
Comprehensive income	—	—	—	—	—	—	—	—	(28,729)	—
Issuance and registration of common shares	—	—	2,402	24	124,127	—	—	—	124,151	422
Shares repurchased and retired	—	—	(14)	—	(679)	—	—	—	(679)	—
Exercise of stock options	—	—	81	1	1,862	—	—	—	1,863	—
Stock issued to employee stock ownership plan	—	—	22	—	991	—	—	—	991	—
Shares issued in exchange for units	—	—	20	—	236	—	—	(236)	—	—
Shares issued in exchange from redeemable stock	—	—	10	—	413	—	—	—	413	(413)
Shares reclassified to liabilities	—	—	—	—	(16)	—	—	—	(16)	(466)
Redeemable stock fair market value	—	—	—	—		312	—	—	312	(312)
Adjustment for Noncontrolling Interest Ownership in operating partnership	—	—	—	—	(6,317)	—	—	6,317	—	—
Amortization of unearned compensation	—	—	—	—	999	—	—	—	999	—
Dividends on common stock ($2.46 per share)	—	—	—	—	—	(67,347)	—	—	(67,347)	—
Dividends on noncontrolling interest units ($2.46 per unit)	—	—	—	—	—	—	—	(6,300)	(6,300)	—
Dividends on preferred stock	—	—	—	—	—	(12,865)	—	—	(12,865)	—
EQUITY BALANCE December 31, 2008	6,200	$62	28,176	$282	$954,127	$(464,617)	$(72,885)	$25,648	$442,617	$1,805
Comprehensive income:
Net income	—	—	—	—	—	37,211	—	2,010	39,221	—
Other comprehensive income – derivative instruments (cash flow hedges)	—	—	—	—	—	—	25,450	1,509	26,959	—
Comprehensive income	—	—	—	—	—	—	—	—	66,180	—
Issuance and registration of common shares	—	—	789	8	33,694	—	—	—	33,702	351
Shares repurchased and retired	—	—	(27)	—	(964)	—	—	—	(964)	—
Exercise of stock options	—	—	2	—	54	—	—	—	54	—
Shares issued in exchange for units	—	—	97	—	1,132	—	—	(1,132)	—	—
Redeemable stock fair market value	—	—	—	—	—	(646)	—	—	(646)	646
Adjustment for Noncontrolling Interest Ownership in operating partnership	—	—	—	—	(693)	—	—	693	—	—
Amortization of unearned compensation	—	—	—	—	1,292	—	—	—	1,292	—
Dividends on common stock ($2.46 per share)	—	—	—	—	—	(70,076)	—	—	(70,076)	—
Dividends on noncontrolling interest units ($2.46 per unit)	—	—	—	—	—	—	—	(6,068)	(6,068)	—
Dividends on preferred stock	—	—	—	—	—	(12,865)	—	—	(12,865)	—
EQUITY BALANCE DECEMBER 31, 2009	6,200	$62	29,037	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226	$2,802
Comprehensive income:
Net income	—	—	—	—	—	29,761	—	1,114	30,875	—
Other comprehensive income – derivative instruments (cash flow hedges)	—	—	—	—	—	—	(1,412)	(106)	(1,518)	—
Comprehensive income	—	—	—	—	—	—	—	—	29,357	—
Issuance and registration of common shares	—	—	5,673	57	305,295	—	—	—	305,352	387
Shares repurchased and retired	—	—	(22)	—	(1,175)	—	—	—	(1,175)	—
Exercise of stock options	—	—	7	—	173	—	—	—	173	—
Shares issued in exchange for units	—	—	114	1	1,266	—	—	(1,266)	1	—
Shares reclassified to liabilities	—	—	—	—	(8)	—	—	—	(8)	(269)
Redeemable stock fair market value	—	—	—	—	—	(844)	—	—	(844)	844
Adjustment for Noncontrolling Interest Ownership in operating partnership	—	—	—	—	(5,364)	—	—	5,364	—	—
Amortization of unearned compensation	—	—	—	—	3,005	—	—	—	3,005	—
Dividends on common stock ($2.51 per share)(1)	—	—	—	—	—	(81,247)	—	—	(81,247)	—
Dividends on noncontrolling interest units ($2.51 per unit)(1)	—	—	—	—	—	—	—	(5,641)	(5,641)	—
Redemption of preferred stock	(6,200)	(62)	—	—	(149,811)	(5,149)	—	—	(155,022)	—
Dividends on preferred stock	—	—	—	—	—	(6,549)	—	—	(6,549)	—
EQUITY BALANCE DECEMBER 31, 2010	—	$—	34,809	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628	$3,764

(1)	In the fourth quarter of 2010, the Board of Directors increased the annual dividend rate to $2.51 per share/unit from $2.46 per share/unit effective beginning with the dividend payment declared in the fourth quarter of 2010 which is to be paid in the first quarter 2011. The dividend payments declared in the first three quarters of 2010 were paid out at the $2.46 per share/unit annualized rate.

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2010, 2009, and 2008
(Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities:
Consolidated net income	$30,875	$39,221	32,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of deferred financing costs	106,692	98,393	93,181
Stock compensation expense	3,013	1,328	1,027
Stock issued to employee stock ownership plan	—	—	991
Redeemable stock issued	387	351	422
Amortization of debt premium	(360)	(360)	(1,410)
Loss from investments in real estate joint ventures	1,149	816	882
Loss on debt extinguishment	—	140	116
Derivative interest expense	321	780	39
Gain on sale of non-depreciable assets	—	(15)	3
Loss (gain) on sale of discontinued operations	2	(4,649)	120
Gains on disposition within real estate joint ventures	—	—	(38)
Asset impairment	1,914	—	—
Net casualty (gains) loss and other settlement proceeds	(330)	(32)	247
Gain on properties contributed to joint ventures	(752)	—	—
Changes in assets and liabilities:
Restricted cash	(953)	(86)	3,249
Other assets	(5,529)	177	5,649
Accounts payable	109	473	145
Accrued expenses and other	(649)	3,861	2,652
Security deposits	(2,095)	(113)	448
Net cash provided by operating activities	133,794	140,285	139,794
Cash flows from investing activities:
Purchases of real estate and other assets	(284,010)	(125,299)	(156,305)
Improvements to existing real estate assets	(32,855)	(41,548)	(42,113)
Renovations to existing real estate assets	(6,152)	(7,622)	(18,192)
Development	(11,194)	(6,813)	(22,699)
Distributions from real estate joint ventures	1,735	120	1
Contributions to real estate joint ventures	(12,130)	(2,731)	(7,567)
Proceeds from disposition of real estate assets	90,335	29,932	1,967
Net cash used in investing activities	(254,271)	(153,961)	(244,908)
Cash flows from financing activities:
Net change in credit lines	(35,000)	121,657	106,058
Proceeds from notes payable	137,881	—	38,700
Principal payments on notes payable	(1,924)	(44,757)	(84,912)
Payment of deferred financing costs	(7,245)	(3,123)	(2,835)
Repurchase of common stock	(1,175)	(964)	(679)
Proceeds from issuances of common shares and units	305,526	33,754	126,003
Distributions to noncontrolling interests	(5,684)	(6,128)	(6,313)
Dividends paid on common shares	(77,135)	(69,505)	(65,809)
Dividends paid on preferred shares	(7,622)	(12,865)	(12,865)
Redemption of preferred stock	(155,022)	—	—
Net cash provided by financing activities	152,600	18,069	97,348
Net increase (decrease) in cash and cash equivalents	32,123	4,393	(7,766)
Cash and cash equivalents, beginning of year	13,819	9,426	17,192
Cash and cash equivalents, end of year	$45,942	$13,819	9,426
Supplemental disclosure of cash flow information:
Interest paid	$56,596	$55,579	63,722
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to share of common stock	$1,266	$1,132	236
Accrued construction in progress	$3,139	$1,209	3,416
Interest capitalized	$66	$252	826
Marked-to-market adjustment on derivative instruments	$(1,839)	$26,179	(60,707)
Reclassification of redeemable stock to liabilities	$272	$—	482

See accompanying notes to consolidated financial statements.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation of Mid-America Apartment Communities, Inc.

Mid-America Apartment Communities, Inc., or MAA, is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. We owned and operated 151 apartment communities principally through our majority owned subsidiary, Mid-America Apartments, L.P., or the Operating Partnership, as of December 31, 2010. MAA also owned a 33.33% interest in two real estate joint ventures, Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, at December 31, 2010. Through these joint ventures MAA owned interest in an additional 6 communities as of December 31, 2010.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries. MAA owns approximately 94% to 100% of all consolidated subsidiaries.

MAA uses the equity method of accounting for its investments in entities for which we exercise significant influence, but do not have the ability to exercise control. Entities not consolidated are not variable interest entities. The factors considered in determining that MAA does not have the ability to exercise control included ownership of voting interests, protective rights of investors and participatory rights of investors.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management of MAA has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Revenue Recognition

MAA leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

MAA records gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For properties contributed to joint ventures, MAA records gains on the partial sale related to the outside partners’ interest in the venture.

Rental Costs

Costs associated with rental activities are expensed as incurred. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Earnings Per Share

In accordance with the provisions of accounting standards for earnings per share, basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards, which contain rights to non-forfeitable dividends, participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

impact to earnings, are considered when calculating earnings per share on a diluted basis. For periods where we report a net loss available for common shareholders, the effect of dilutive shares is excluded from earnings per share calculations because including such shares would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2010, 2009, and 2008 is presented on the Consolidated Statement of Operations.

Cash and Cash Equivalents

MAA considers cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

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

In conjunction with acquisitions of properties, MAA’s policy is to provide in its acquisition budgets adequate funds to complete any deferred capital improvement items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated development overhead during the construction period, are capitalized and reported in the accompanying balance sheets as “construction in progress” during the construction period. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated development overhead costs cease upon the transfer, and the assets are depreciated over their estimated useful lives in accordance with accounting standards governing the capitalization of interest. Total interest capitalized during 2010, 2009 and 2008 was approximately $66,000, $252,000 and $826,000, respectively.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The fair value of the in-place leases and resident relationships is then amortized over the remaining term of the resident leases. The amount of these resident lease intangibles included in gross real estate assets totaled $26.7 million, $24.9 million and $23.3 million as of December 31, 2010, 2009, and 2008, respectively. The amortization recorded as depreciation expense was $3.0 million, $1.7 million and $2.8 million for the years ended December 31, 2010, 2009, and 2008, respectively, with accumulated amortization totaling $25.9 million, $23.6 million and $22.1 million as of December 31, 2010, 2009 and 2008, respectively.

Goodwill and Intangible Assets

MAA accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluates goodwill for impairment under accounting standards for goodwill and other intangible assets. MAA evaluates its goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. MAA periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

During the year ended December 31, 2010, we received an offer to purchase our 276-unit Cedar Mill apartment community. As a result of the offer received and management’s reconsideration of its long-term intentions related to this property, MAA determined that an impairment indicator existed. As the estimated undiscounted future cash flows were no longer sufficient to recover the asset carrying amount, we recorded an impairment charge of $1,914,000 during the year ended December 31, 2010 to adjust the asset carrying value to estimated fair value. The operations of the Cedar Mill community are included in our secondary market same store operating segment.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, MAA determines the fair value of a reporting unit and compares it to its carrying

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. MAA determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value in accordance.

Investment In and Advances to Real Estate Joint Ventures

MAA’s investments in our unconsolidated real estate joint ventures are recorded on the equity method as we are able to exert significant influence, but do not have a controlling interest in the joint venture.

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

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued real estate taxes, accrued interest payable, other accrued expenses payable, unearned income and the adjustment for the fair market value of MAA’s derivative financial instruments.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall, or ASC 105-10, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. We adopted ASC 105-10 effective July 1, 2009 and all references made to FASB guidance throughout this document have been updated for the Codification.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In April 2008, the FASB issued ASC 825-10-65-1, Interim Disclosures About Fair Market Value of Financial Instruments, or ASC 825-10-65-1, which extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. ASC 825-10-65-1 is effective for interim financial periods ending after June 15, 2009, and the required disclosures are included in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 6.

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

2. STOCK BASED COMPENSATION

In accordance with accounting standards governing stock based compensation MAA measures the amount of compensation cost based on the grant-date fair value of the equity or the liability instruments issued, and remeasures liability awards at each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

Incentive Plans Overview and Summary

MAA’s stock compensation plans consist of an employee stock purchase plan and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2004 Stock Plan which was approved at the May 24, 2004 Annual Meeting of Shareholders. This plan replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of January 31, 2004. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allows for the grant of restricted stock and stock options up to a total of 500,000 shares. MAA believes that such awards better align the interests of our employees with those of our shareholders. Total compensation costs under the Plans were approximately $3,033,000, $1,314,000 and $1,022,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the total unrecognized compensation cost related to the Plans was approximately $2,184,000. This cost is expected to be recognized over the remaining weighted average period of 1.1 years. Information concerning specific grants under the Plans is listed below.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan, or ESPP, provides a means for employees to purchase common stock of MAA at a discounted price. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. During the years ended December 31, 2010, 2009 and 2008, 5,279 shares, 6,427 shares and 5,581 shares, respectively, were purchased through the ESPP. Because it is not possible to reasonably estimate fair value at the grant date, MAA estimates the compensation costs based on intrinsic values updated until the date of settlement. Compensation cost recognized for the years ended December 31, 2010, 2009 and 2008, was approximately $44,000, $38,000 and $35,000, respectively.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

2. STOCK BASED COMPENSATION  – (continued)

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the date of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. MAA issues new shares when options are exercised. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method, which utilizes the assumptions noted in the following table. Volatility is based on the historical volatility of MAA’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. MAA uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during 2010, 2009 or 2008; therefore, no fair value was calculated.

A summary of option activity under the Plans as of December 31, 2010, and the changes during the year then ended follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	23,157	$25.37
Granted	—	—
Exercised	(6,900)	25.23
Forfeited/Expired	(300)	22.19
Outstanding at December 31, 2010	15,957	$25.49	1.1	$606,394
Exercisable at December 31, 2010	15,957	$25.49	1.1	$606,394

The total intrinsic value of options exercised during the year ended December 31, 2010, was approximately $236,000. Cash received from the exercise of options for the year ended December 31, 2010, was approximately $174,000.

Executive 2000 Restricted Stock

In 2000, MAA issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the day prior to the date of the grant. These shares vest 10% each over ten years through 2010. The executive officers have the option to accelerate the vesting in lieu of bonuses. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Executive 2000 Restricted Stock nonvested shares as of December 31, 2010, and the changes for the year ended December 31, 2010, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,075	$22.19
Granted	—
Vested	(1,075)	$22.19
Forfeited	—
Nonvested at December 31, 2010	—

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

2. STOCK BASED COMPENSATION  – (continued)

As of December 31, 2010, there were no nonvested shares granted and no unrecognized compensation cost. The total fair value of shares vesting during the years ended December 31, 2010, 2009, and 2008, was approximately $24,000, $24,000 and $24,000, respectively.

Key Management 2002 Restricted Stock

In 2002, MAA issued 97,881 restricted shares of common stock to key managers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of MAA, as of December 31, 2010, only 81,916 shares remain issued. These shares will vest 20% on March 31 of each year for five consecutive years beginning in 2008. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of December 31, 2010, and the changes for the year ended December 31, 2010, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	49,144	$25.65
Granted	—
Vested	(16,384)	$25.65
Forfeited	—
Nonvested at December 31, 2010	32,760	$25.65

As of December 31, 2010, there was approximately $220,000 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the remaining weighted average period of 1 year. The total fair value of shares vesting during the years ended December 31, 2010, 2009 and 2008 was approximately $420,000, $420,000 and $420,000, respectively.

Director Restricted Stock Plan

Starting with the 2005 Annual Meeting of Shareholders, non-employee directors elected to the Board of Directors received a grant of $75,000 worth of restricted shares of common stock. The shares vest in three equal installments over the director’s three-year term. To begin the program, non-employee directors not sitting for re-election at the 2005 Annual Meeting of Shareholders received a pro-rata grant representing the number of years left in their term. Non-employee directors appointed to the Board outside of the Annual Meeting of Shareholders may be issued partial or initial grants. At our 2008 Annual Meeting of Shareholders, a proposal was approved to move to annual elections of directors and director grants were increased from what was effectively an annual grant of $25,000 under the previous program to annual grants of $30,000 and subsequently to $40,000 in 2010. Directors have the right to receive their grants either in shares of restricted stock that will vest after one year of service on the Board of Directors or have them issued into a deferred compensation plan.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

2. STOCK BASED COMPENSATION  – (continued)

A summary of the status of the Director Restricted Stock nonvested shares as of December 31, 2010, and the changes for the year ended December 31, 2010, are presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	3,552	$40.80
Granted	3,865	$55.58
Vested	(3,350)	$40.28
Forfeited	(477)	$52.34
Nonvested at December 31, 2010	3,590	$55.67

As of December 31, 2010, there was approximately $81,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.23 years. The total fair value of shares vesting during the years ended December 31, 2010, 2009, and 2008, was approximately $120,000, $140,000 and $150,000, respectively.

Key Management 2005 Restricted Stock

In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan, or the 2005 Plan, a long-term incentive program for key managers and executive officers. The 2005 Plan grants shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned will vest 100% three years after the date of the restricted stock issuance. Recipients will receive dividend payments on the shares of restricted stock during the restriction periods. There is no automatic vesting of the shares. Based on MAA’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006. No shares of restricted stock were issued in 2007 or 2008. As a result of three managers leaving the employment of MAA, as of January 1, 2010, only 22,532 shares remained issued under this plan.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of MAA’s common stock. The expected term of the 2005 Plan is based on the criteria for the plan and the expected life of the awards. MAA uses a U.S. constant-maturity Treasury with the same term as the expected term of the 2005 Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	17.10%
Expected life in years	3
Risk-free rate	3.77%
Dividend yield	5.20%

As of December 31, 2010, there was approximately $105,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA’s policy is to recognize compensation cost over the requisite service period for each portion of an award. Accordingly, the $105,000 unrecognized cost will be recognized over the remaining weighted average period of 0.5 years. The total fair value of shares vesting during the year ended December 31, 2009 was approximately $556,000. No shares vested during the years ended December 31, 2010 or 2008 under this plan.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

2. STOCK BASED COMPENSATION  – (continued)

Long-Term Performance Based Incentive Plan for Executive Officers

The Compensation Committee, by authorization of the Board of Directors of MAA, submitted the Long-Term Performance Based Incentive Plan for Executive Officers, or Long-Term Plan, which was approved by shareholders on June 2, 2003. The Long-Term Plan allowed executive management to earn performance units that converted into shares of restricted stock based on achieving defined total shareholder investment performance levels. Based on MAA’s performance from January 1, 2003, through December 31, 2005, 74,895 restricted shares of common stock were issued to executive management on March 14, 2006. While these shares of restricted stock will be entitled to dividend payments, they will not be transferable or have voting privileges until they vest. Dependent upon the executive officer’s continued employment with MAA, these shares of restricted stock vested 20% annually from 2006 through 2010.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of MAA’s common stock. The expected term of the Long-Term Plan is based on the criteria for the plan and the expected life of the awards. MAA uses a U.S. constant-maturity Treasury for the same term as the expected term of the Long-Term Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	6.38%
Expected life in years	3
Risk-free rate	1.99%
Dividend yield	9.60%

For the year ended December 31, 2010, compensation costs related to the Long-Term Plan were approximately $41,000. As of December 31, 2010, there was no nonvested share-based compensation arrangements granted and no unrecognized compensation cost. The total fair value of shares vesting during the years ended December 31, 2010, 2009, and 2008, was approximately $66,200, $66,200, and $66,200, respectively.

Key Management 2008 Restricted Stock

In 2008, the Board of Directors adopted the 2008 Key Management Restricted Stock Plan, or the 2008 Plan, a long-term incentive program for key managers and executive officers. The 2008 Plan consists of both an annual and three year program. Under the annual program participants can earn both service and performance based shares of restricted stock. The service based shares are awarded at the beginning of the 2008 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the performance program is based on employment and total shareholder return performance. No shares were earned through the annual performance program. Participation in the three year program is limited to the executive officers and awards shares of restricted stock based upon both MAA’s total shareholder return performance over a three year period and that performance in relation to that of MAA’s peers. Any shares earned through the three year program will be issued on January 1, 2012 and will vest 25% annually beginning on January 1, 2013. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods. On July 1, 2008, MAA issued 15,920 shares of restricted stock under the annual service based program of the 2008 Plan. As a result of two managers leaving the employment of MAA, as of December 31, 2010, 149 shares have been forfeited and 473 shares have early vested.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

2. STOCK BASED COMPENSATION  – (continued)

The fair value of the stock award was estimated on the grant date using a multifactor Monte Carlo simulation. The valuation used an interest rate term structure as of July 1, 2008 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 1.95% for 0.25 years to 3.24% for 4.00 years. The dividend yield assumption was 4.669% and was based on the closing stock price of $52.69 on July 1, 2008. Volatility for MAA and our peers was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 34.87% for year 1, 30.92% for year 2, 29.63% for year 3, and 28.61% for year 4. Volatilities for our peers ranged from 25.05% to 49.94%. The requisite service period of the 2008 Plan is based on the criteria for the separate programs and is 5.5 years for the annual service based program, 2.5 years for the annual performance based program and 7.5 years for the three-year program. Turnover is based on the historical experience for the key managers and executive officers.

As of December 31, 2010, there was approximately $1,034,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA’s policy is to recognize compensation cost over the requisite service period for each portion of an award. The $1,034,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 1.5 years. No shares vested during the years ended December 31, 2010, 2009 or 2008.

Key Management 2010 Restricted Stock

In 2010, the Board of Directors adopted the 2010 Key Management Restricted Stock Plan, or the 2010 Plan, a long-term incentive program for key managers and executive officers. Under the 2010 Plan participants can earn both service and performance based shares of restricted stock. The service based shares are awarded at the beginning of the 2010 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the performance program is based on employment and total shareholder return performance. Any performance shares earned will be issued on January 1, 2011 and will vest 50% annually beginning on January 1, 2011. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods. On March 23, 2010, MAA issued 18,171 shares of restricted stock under the service based program of the 2010 Plan.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of March 23, 2010 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.14% for 0.25 years to 0.41% for 1.00 year. The dividend yield assumption was 4.52% and was based on the closing stock price of $54.38 on March 23, 2010. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 24.12% for year 0.50 years, 27.14% for 0.75 years and 35.65% for 1.00 year. The requisite service period of the 2010 Plan is based on the criteria for the separate programs and is 1.79 years for the service and performance based programs. Turnover is based on the historical experience for the key managers and executive officers.

As of December 31, 2010, there was approximately $635,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA’s policy is to recognize compensation cost over the requisite service period for each portion of an award. The $635,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 0.52 years. No shares vested during the year ended December 31, 2010.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

2. STOCK BASED COMPENSATION  – (continued)

2010 Executive Restricted Stock

In 2010, The Board of Directors of MAA approved a restricted stock grant for certain members of executive management. On March 23, 2010, MAA issued 2,710 shares of restricted common stock to those executive officers with a grant date fair value of $54.38 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the day of the grant. These shares vest 1/3rd annually beginning on March 23, 2011. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the 2010 Executive Restricted Stock nonvested shares as of December 31, 2010, and the changes for the year ended December 31, 2010, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	2,710	$54.38
Vested	—
Forfeited	—
Nonvested at December 31, 2010	2,710	$54.38

As of December 31, 2010, there was approximately $109,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 1.13 years. No shares vested during the year ended December 31, 2010.

3. REAL ESTATE JOINT VENTURES

In 2004, MAA entered into a joint venture (“CH/Realty II”) with Crow Holdings with the purchase of the Verandas at Timberglen apartments. MAA owned a 33.33% interest in CH/Realty II, and contributed 33.33% of the capital necessary to establish the joint venture. On January 12, 2007, CH/Realty II sold the Verandas at Timberglen apartments and MAA sold its ownership interest in CH/Realty II to Crow Holdings. As a result, MAA booked a gain on sale of $5.4 million and an incentive fee of $1 million, both of which are recorded in MAA’s 2007 consolidated financial statements. Following the sale of the property from the joint venture, MAA’s relationship with Crow Holdings in CH/Realty II ceased to exist.

In 2007, MAA entered into a joint venture, Mid-America Multifamily Fund I, LLC, or Fund I, with institutional capital in which we own a 33.33% interest. In 2008, Fund I acquired two properties with a combined total of 626 units. MAA does not expect to make further investments through Fund I.

In 2009, MAA entered into a joint venture, Mid-America Multifamily Fund II, LLC, or Fund II, with institutional capital in which we as well own a 33.33% interest. As of December 31, 2010, Fund II had acquired four properties with a combined total of 1,335 units.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

3. REAL ESTATE JOINT VENTURES  – (continued)

The income, contributions, distributions and ending investment balances related to MAA’s joint ventures consisted of the following for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	2010
	CH/Realty II	Fund I	Fund II	Total
Joint venture loss	$—	$(555)	$(594)	$(1,149)
Gain on joint venture asset dispositions	—	1	(359)	(358)
Management fee income	—	259	421	680
Asset and acquisition fees	—	235	573	808
Incentive fee income	—	—	—	—
Contributions to joint venture	—	(88)	(12,042)	(12,130)
Distributions from joint venture	—	93	1,642	1,735
Investment in at December 31	—	5,747	11,758	17,505
Advances to at December 31	—	—	—	—

	2009
	CH/Realty II	Fund I	Fund II	Total
Joint venture loss	$—	$(649)	$(167)	$(816)
Gain on joint venture asset dispositions	—	—	—	—
Management fee income	—	252	41	293
Asset and acquisition fees	—	246	99	345
Incentive fee income	—	—	—	—
Contributions to joint venture	—	(251)	(2,480)	(2,731)
Distributions from joint venture	—	120	—	120
Investment in at December 31	—	6,306	2,313	8,619
Advances to at December 31	—	—	—	—

	2008
	CH/Realty II	Fund I	Fund II	Total
Joint venture income (loss)	$8	$(890)	$-	$(882)
Gain on joint venture asset dispositions	38	—	—	38
Management fee income	—	206	—	206
Incentive fee income	—	257	—	257
Contributions to joint venture	—	—	—	—
Distributions from joint venture	(5)	(7,562)	—	(7,567)
Investment in at December 31	—	1	—	1
Advances to at December 31	—	6,824	—	6,824

4. BORROWINGS

MAA maintains a total of $1,044 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, or FNMA Facilities. The FNMA Facilities provide for both fixed and variable rate borrowings and have traunches with maturities from 2011 through 2018.The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for MAA, has historically approximated three-month LIBOR less an average of 0.16% over the life of the FNMA Facilities, plus a fee of 0.49% to 0.67%.Borrowings under the FNMA Facilities totaled $970 million at December 31, 2010, consisting of $50 million under a fixed portion at a rate of 4.7%, and the remaining $920 million under the variable rate portion of the facility at an average rate of 0.9%. The available borrowing base capacity at December 31, 2010, was $1,044 million. Commitment fees

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

4. BORROWINGS  – (continued)

related to our unused FNMA Facilities totaled approximately $104 thousand for the year ended December 31, 2010. MAA has 17 interest rate swap agreements, totaling a notional amount of $518 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 5.2%. The interest rate swaps have maturities between 2011 and 2015. The swaps are highly effective and are designed as cash flow hedges. MAA has also entered into 20 interest rate caps totaling a notional amount of $256 million which are designated against the FNMA Facilities. These interest rate caps have maturities between 2011 and 2018 and ten are set at 6.0%, seven set at 4.5%, two set at 5.0%, and one is set at 6.5%. The FNMA Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

MAA has a $300 million credit facility with Freddie MAC, or Freddie Mac Facility. At December 31, 2010, MAA had $298 million borrowed against the Freddie Mac Facility at an interest rate of 0.8%. Commitment fees related to our Freddie Mac Facility totaled approximately $3 thousand for the year ended December 31, 2010. MAA has 13 interest rate swap agreements, totaling a notional amount of $217 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 5.3%. The interest rate swaps expire between 2011 and 2014. MAA has also entered into one interest rate cap totaling a notional amount of $15 million which is designated against the Freddie Mac Facility. This interest rate cap has a 2014 maturity and is set at 5.0%.

MAA also maintains a $50 million secured credit facility with two banks led by Regions Bank. The Regions Credit Line bears an interest rate of LIBOR plus a spread of 2.75%. This credit line expires in March 2012 and is subject to certain borrowing base calculations that effectively reduce the amount that may be borrowed. At December 31, 2010, MAA had $45 million available to be borrowed under the AmSouth Credit Line agreement with $0 million borrowed under this facility. Approximately $1 million of the facility is used for letters of credit.

Each of MAA’s credit facilities is subject to various covenants and conditions on usage. If MAA were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect MAA’s liquidity. Moreover, if MAA were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on MAA. MAA believes it was in compliance with these covenants and conditions on usage at December 31, 2010.

At December 31, 2010, MAA had $206 million of fixed rate conventional individual property mortgages with an average interest rate of 5.0% and an average maturity of 2020, a $15 million variable rate mortgage with an embedded cap rate of 7% at an interest rate of 3.7% with a maturity in 2015, and an $11 million fixed rate tax exempt individual property mortgage with an interest rate of 5.3% and a maturity in 2028.

At December 31, 2010, MAA had $228 million(after considering the impact of interest rate swap and cap agreements in effect) conventional variable rate debt outstanding at an average interest rate of 1.0%, $198 million of capped conventional variable rate debt at an average interest rate of 0.8%, and an additional $73 million of capped tax-free variable rate debt at an average rate of1.1%. The interest rate on all other debt, totaling $1,002 million, was hedged or fixed at an average interest rate of 5.2%.

As of December 31, 2010, MAA estimated that the weighted average interest rate on MAA’s debt was 3.8%.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

4. BORROWINGS  – (continued)

The following table summarizes MAA’s indebtedness at December 31, 2010, and 2009, (dollars in millions):

	At December 31, 2010				Balance at December 31, 2009
	Actual Interest Rates	Average Interest Rates	Maturity	Balance
Fixed Rate:
Taxable	4.11 – 6.21%	4.92%	2014 – 2044	$256.0	$70.1
Tax-exempt	5.28%	5.28%	2028	10.9	11.2
Interest rate swaps	4.38 – 6.42%	5.24%	2011 – 2015	734.8	883.2
				1,001.7	964.5
Variable Rate:(1)
Taxable	0.74 – 1.18%	1.02%	2011 – 2018	227.8	262.8
Interest rate caps	0.83 – 1.13%	0.92%	2011 – 2018	270.7	172.3
				498.48	435.1
				$1,500.2	$1,399.6

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2010, and 2009, respectively which results in MAA paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

The following table includes scheduled principal repayments on the borrowings at December 31, 2010, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2011	$3,839	$180,000	$183,839
2012	4,217	80,000	84,217
2013	4,494	178,629	183,123
2014	4,053	534,918	538,971
2015	3,673	168,718	172,391
Thereafter	33,092	304,560	337,652
	$53,368	$1,446,825	$1,500,193

5. DERIVATIVES AND HEDGING ACTIVITIES

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

5. DERIVATIVES AND HEDGING ACTIVITIES  – (continued)

involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2010 and 2009, we recorded ineffectiveness of $235,000 and $724,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

We also had 9 interest rate caps with a total a notional amount of $56.3 million, (one of these caps with a notional of $5.1 million matured during the fourth quarter of 2010), where only the changes in intrinsic value are recorded in accumulated other comprehensive income. Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings. During the year ended December 31, 2010 and 2009, a loss of $34,000 and $4,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $26.7 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2010 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	21	$270,651,000
Interest Rate Swaps	30	$734,800,000

Non-designated Hedges

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as qualifying accounting hedges under ASC 815.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

5. DERIVATIVES AND HEDGING ACTIVITIES  – (continued)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009, respectively:

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of
December 31, 2010 and December 31, 2009 (dollars in thousands)

	Asset Derivatives			Liability Derivative
Derivatives designated as hedging instruments	Balance Sheet Location	31-Dec-10 Fair Value	31-Dec-09 Fair Value	Balance Sheet Location	31-Dec-10 Fair Value	31-Dec-09 Fair Value
Interest rate contracts	Other assets	$3,641	$3,430	Fair market value of interest rate swaps	$48,936	$51,160
Total derivatives designated as hedging instruments		$3,641	$3,430		$48,936	$51,160

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2010 and 2009, respectively.

Effect of Derivative Instruments on the Consolidated Statement of Operations for the
Years ended December 31, 2010 and 2009 (dollars in thousands)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009		2010	2009
Years ended December 31,
Interest rate contracts	$(35,539)	$(4,931)	Interest expense	$(34,021)	$(31,888)	Interest expense	$(269)	$(728)
Total derivatives in cash flow hedging relationships	$(35,539)	$(4,931)		$(34,021)	$(31,888)		$(269)	$(728)

Credit-risk-related Contingent Features

As of December 31, 2010, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $54.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $48.9 million at December 31, 2010.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

5. DERIVATIVES AND HEDGING ACTIVITIES  – (continued)

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2010, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $19.2 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac. These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level. If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $54.0 million as of December 31, 2010. Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of December 31, 2010.

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

Fixed rate notes payable at December 31, 2010 and December 31, 2009, totaled $267 million and $81 million, respectively, and had estimated fair values of $238 million and $74 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2010 and December 31, 2009. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2010 and December 31, 2009, totaled $1,233 million and $1,318 million, respectively, and had estimated fair values of $1,151 million and $1,193 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2010 and December 31, 2009.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

6. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS  – (continued)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the year ended December 31, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2010 were classified as Level 2 of the fair value hierarchy or transferred from Level 3 to Level 2 at the beginning of the year ended December 31, 2010.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

6. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS  – (continued)

The table below presents a reconciliation of the beginning and ending balances of assets and liabilities having fair value measurements based on significant other observable inputs (Level 2) and significant unobservable inputs (Level 3) for the year ended December 31, 2010.

Reconciliation of Level 2 and Level 3 Fair Value Measurements for the
Year ended December 31, 2010 (dollars in thousands)

	Assets		Liabilities
	Level 2	Level 3	Level 2	Level 3
Beginning fair value as of 12/31/2009	$—	$3,430	$—	$51,160
Transfers in	3,430	—	51,160	—
Purchase, issuances and settlements	4,273	—	—	—
Transfers out	—	(3,430)	—	(51,160)
Total gains/(loss)	(4,062)	—	2,224	—
Ending fair value as of 12/31/2010	$3,641	$—	$48,936	$—

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Derivative financial instruments	$—	$3,641	$—	$3,641
Liabilities
Derivative financial instruments	$—	$48,936	$—	$48,936

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Derivative financial instruments	$—	$—	$3,430	$3,430
Liabilities
Derivative financial instruments	$—	$—	$51,160	$51,160

The fair value estimates presented herein are based on information available to management as of December 31, 2010 and 2009. These estimates are not necessarily indicative of the amounts we could ultimately realize. See also discussions in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 5.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

7. COMMITMENTS AND CONTINGENCIES

Mid-America is not presently subject to any material litigation nor, to MAA’s knowledge, with advice of legal counsel, is any material litigation threatened against us. We are subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.

MAA had operating lease expense of approximately $18,200, $17,600 and $13,000 for the years ended December 31, 2010, 2009 and 2008, respectively. MAA has commitments of approximately $17,600 in 2011 and $9,700 in 2012 under operating lease agreements outstanding at December 31, 2010.

8. INCOME TAXES

No provision for federal income taxes has been made in the accompanying consolidated financial statements. MAA has made an election to be taxed as a Real Estate Investment Trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code. As a REIT, MAA is generally not subject to federal income tax to the extent that we distribute 100% of our taxable income to our shareholders. We must meet certain requirements, including the requirement to distribute at least 90% of our taxable income, to maintain REIT status. If we fail to qualify as a REIT in any taxable year, MAA will be subject to the federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even though we qualify for taxation as a REIT, MAA may be subject to certain federal, state and local taxes on our income and property and to federal income and excise tax on our undistributed income.

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2009 and 2008 and the estimated taxability for 2010:

	2010	2009	2008
Per common share
Ordinary income	$1.64	$1.61	$1.43
Capital gains	—	0.17	—
Return of capital	0.82	0.68	1.03
Total	$2.46	$2.46	$2.46

In June 2006, the FASB issued ASC 740-10-50 which clarifies the accounting for uncertainty in income taxes recognized in financial statements. MAA adopted ASC 740-10-50 effective January 1, 2007. ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. MAA has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There has been no significant changes in unrecognized tax benefits following the adoption date.

ASC 740-10-50 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued on our balance sheet as of December 31, 2010 and 2009.

MAA’s tax years that remain subject to examination for U.S. federal purposes range from 2007 through 2009. Our tax years that remain open for state examination vary but range from 2006 through 2009.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

9. SHAREHOLDER’S EQUITY

Noncontrolling Interest

Noncontrolling interest in the accompanying consolidated financial statements relates to the ownership interest in the Operating Partnership by the holders of Class A Common Units of the Operating Partnership, or Operating Partnership Units. Mid-America Apartment Communities, Inc. is the sole general partner of the Operating Partnership. Net income is allocated to the noncontrolling interest based on their respective ownership percentage of the Operating Partnership. Issuance of additional common shares or Operating Partnership Units changes the ownership of both the noncontrolling interest and Mid-America Apartment Communities, Inc. Such transactions and the related proceeds are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

MAA’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of MAA. At December 31, 2010, a total of 2,191,361 units were outstanding and redeemable to MAA by the holders of the units for 2,191,361 shares of common stock or approximately $139,130,000, based on the closing price of MAA’s common stock on December 31, 2010 of $63.49 per share, at MAA’s option. At December 31, 2009, a total of 2,305,652 units were outstanding and redeemable to MAA by the holders of the units for 2,305,652 shares of common stock or approximately $111,317,000, based on the closing price of MAA’s common stock on December 31, 2009 of $48.28 per share, at MAA’s option.

The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2010, 2009 and 2008 was allocated approximately 6.9%, 8.2% and 8.7%, respectively, to holders of Operating Partnership Units and 93.1%, 91.8% and 91.3%, respectively, to MAA.

Series H Preferred Stock

In 2003, MAA issued the Series H Preferred Stock with a $25.00 per share liquidation preference and a preferential cumulative annual distribution of $2.075 per share, payable quarterly. MAA issued 6,200,000 shares of Series H Preferred Stock for which it received net proceeds of $150.1 million. On and after August 11, 2008, the Series H Preferred Stock shares became redeemable for cash at the option of MAA, in whole or in part, at a redemption price equal to the liquidation preference plus dividends owed and unpaid to the redemption date.

On June 2, 2010, MAA redeemed 3,100,001 shares of the 6,200,000 shares of the Series H Preferred Stock. On August 5, 2010 MAA redeemed all of the remaining and outstanding shares of the Series H Preferred Stock, resulting in a combined write-off for the year ended December 31, 2010 of approximately $5.1 million on the consolidated statements of operations related to premiums and original issuance costs.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s shareholders have the ability to reinvest all or part of their distributions from MAA’s common stock, preferred stock or limited partnership interests in Mid-America Apartments, L.P. into MAA’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We have registered with the Securities and Exchange Commission the offer and sale of up to 7,600,000 shares of common stock pursuant to the DRSPP. We may elect to sell shares under the DRSPP at up to a 5% discount.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

9. SHAREHOLDER’S EQUITY  – (continued)

Common stock shares totaling 568,323 in 2010, 25,406 in 2009 and 421,794 in 2008 were acquired by shareholders under the DRSPP. MAA offered an average of a 2.0% discount for optional cash purchases in 2010 and a 1.5% discount for optional cash purchases in 2008. We did not offer a discount for optional cash purchases through the DRSPP in 2009.

Controlled Equity Offering

On November 3, 2006, MAA entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM. On July 3, 2008, MAA entered into a second agreement with Cantor Fitzgerald & Co. with materially the same terms for an additional 1,350,000 shares and on November 5, 2009 we entered into a third agreement with Cantor Fitzgerald & Co. with materially the same terms for an additional 4,000,000 shares.

On August 26, 2010, MAA entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell up to a combined total of 6,000,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program. These agreements had materially similar terms to our previous ATM agreements.

During the years ended December 31, 2010, 2009 and 2008, MAA sold 5,077,201 shares, 763,000 shares and 1,955,300 shares, respectively of common stock for net proceeds of $274.6 million, $32.8 million and $103.6 million, respectively.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. Through December 31, 2010, MAA has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2010 under the plan.

10. EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 2.

401(k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions. MAA’s contribution to this plan was approximately $507,000, $161,000 and $405,000 in 2010, 2009, and 2008, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in MAA’s 401(k) Savings Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and MAA may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in MAA’s 401(k) Savings Plan. MAA’s match to this plan in 2010, 2009 and 2008 was approximately $57,000, $4,000 and $63,000, respectively.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

10. EMPLOYEE BENEFIT PLANS  – (continued)

Non-Qualified Deferred Compensation Plan for Outside Company Directors

In 1998, Mid-America established the Non-Qualified Deferred Compensation Plan for Outside Company Directors, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by MAA as shares of MAA common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of MAA common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

During 2010, 2009 and 2008, MAA issued 4,422 shares, 6,100 shares and 6,600 shares of common stock, respectively, with weighted-average grant date fair values of $56.90, $37.26 and $47.92, respectively, to outside directors.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately in earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. Accordingly, approximately $143,000 and $0 was recorded in accrued expenses and other liabilities at December 31, 2010 and 2009, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of MAA is eligible to participate in the ESOP after completing one year of service with MAA. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. MAA contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. During 2008, MAA contributed approximately $991,000 to the ESOP which purchased an additional 21,822 shares of common stock with a weighted-average grant date fair value of $45.41 per share. MAA did not contribute to the ESOP during 2010 and 2009.

Restricted Stock and Stock Option Plan

MAA adopted the 1994 Restricted Stock and Stock Option Plan, or the 1994 Plan, to provide incentives to attract and retain independent directors, executive officers and key employees. As of January 31, 2004, no further awards may be granted under this plan. The 1994 Restricted Stock and Stock Option Plan was replaced by the 2004 Stock Plan (collectively the “Plans”) by shareholder approval at the May 24, 2004, Annual Meeting of Shareholders. The Plans provide(d) for the granting of options to purchase a specified number of shares of common stock, or Options, or grants of restricted shares of common stock, or Restricted Stock. The Plan also allow(ed) MAA to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units (the “LESOP Provision”). The 1994 Plan authorized the issuance of 2,400,000 common shares or options to acquire shares. The 2004 Stock Plan authorizes the issuance of 500,000 common shares or options to acquire shares. Under the terms of the 1994 Plan, MAA could advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from the date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. MAA has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, MAA will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, MAA entered into

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

10. EMPLOYEE BENEFIT PLANS  – (continued)

duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with MAA. MAA also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by MAA.

In May 2010, the last outstanding advance for $35,000 matured. As of December 31, 2010, MAA had no advances outstanding relating to the Plan.

11. EARNINGS FROM DISCONTINUED OPERATIONS

The three communities that MAA sold in 2009 have been classified as discontinued operations in the Consolidated Statements of Operations. The following is a summary of earnings from discontinued operations for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Revenues:
Rental revenues	$—	$3,097	$5,362
Other revenues	—	130	274
Total revenues	—	3,227	5,636
Expenses:
Property operating expenses	—	1,920	3,130
Depreciation and amortization	—	—	706
Other non-property income	—	—	—
Interest expense	—	73	488
Income on debt extinguishment	—	—	—
Total expenses	—	1,993	4,324
Earnings from discontinued operations before gain on sale and settlement proceeds	—	1,234	1,312
Gain (loss) on sale	(2)	4,649	(120)
(Loss) earnings from discontinued operations	$(2)	$5,883	$1,192

12. RELATED PARTY TRANSACTIONS

Pursuant to management contracts with MAA’s joint ventures, MAA manages the operations of the joint venture apartment communities for a fee of 4.00% to 4.25% of the revenues of the joint venture. MAA received approximately $680,000, $293,000 and $206,000 as management fees from the joint ventures in 2010, 2009, and 2008, respectively. MAA also received approximately $442,000, $83,000 and $50,000 of acquisition fees in 2010, 2009 and 2008, respectively, $360,000, $245,000 and $185,000 in asset management fees in 2010, 2009 and 2008, respectively and $6,000, $17,000 and $22,000 in construction management fees in 2010, 2009 and 2008, respectively from our joint ventures.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

13. SEGMENT INFORMATION

As of December 31, 2010, MAA owned or had an ownership interest in 157 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

13. SEGMENT INFORMATION  – (continued)

Revenues and NOI for each reportable segment for the years ended December 31, 2010, 2009 and 2008, were as follows (dollars in thousands):

	2010	2009	2008
Revenues
Large Market Same Store	$179,528	$179,531	$179,372
Secondary Market Same Store	174,385	170,088	171,085
Non-Same Store and Other	47,636	28,632	19,348
Total property revenues	401,549	378,251	369,805
Management fee income	680	293	206
Total operating revenues	$402,229	$378,544	$370,011
NOI
Large Market Same Store	$100,732	$103,389	$103,013
Secondary Market Same Store	99,534	99,208	100,557
Non-Same Store and Other	26,663	17,256	13,431
Total NOI	226,929	219,853	217,001
Discontinued operations NOI included above	—	(1,307)	(2,506)
Management fee income	680	293	206
Depreciation	(104,064)	(96,019)	(90,168)
Acquisition expense	(2,512)	(950)	—
Property management expense	(18,035)	(17,220)	(16,799)
General and administrative expense	(12,354)	(11,320)	(11,837)
Interest and other non-property income	837	385	509
Interest expense	(55,996)	(57,094)	(62,010)
Loss on debt extinguishment	—	(140)	(116)
Amortization of deferred financing costs	(2,627)	(2,374)	(2,307)
Asset impairment	(1,914)	—	—
Net casualty gains (loss) and other settlement proceeds	330	32	(247)
Gain (loss) on sale of non-depreciable assets	—	15	(3)
Gain on properties contributed to joint ventures	752	—	—
Loss from real estate joint ventures	(1,149)	(816)	(844)
Discontinued operations	(2)	5,883	1,192
Net income attributable to noncontrolling interests	(1,114)	(2,010)	(1,822)
Net income attributable to Mid-America Apartment Communities, Inc.	$29,761	$37,211	$30,249

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

13. SEGMENT INFORMATION  – (continued)

Assets for each reportable segment as of December 31, 2010 and 2009, were as follows (dollars in thousands):

	December 31, 2010	December 31, 2009
Assets
Large Market Same Store	$907,094	$934,182
Secondary Market Same Store	649,391	672,692
Non-Same Store and Other	536,104	336,683
Corporate assets	83,459	43,269
Total assets	$2,176,048	$1,986,826

14. BUSINESS COMBINATIONS

During 2010 we acquired properties totaling 2,697 units for a total purchase price of $284.0 million, which includes two properties subsequently transferred to Fund II during 2010 and land acquired for future development. These acquisitions account for $7.6 million of consolidated revenue as reported and a loss of $1.3 million included in the total consolidated net income for 2010. The unaudited pro forma information set forth below is based on MAA’s historical Consolidated Statement of Operations for the years ended December 31, 2010 and 2009, adjusted to give effect to these transactions at the beginning of each year. Pro forma results are not necessarily indicative of future results.

	Proforma (Unaudited) Year Ended December 31, (in thousands, except per share data)
	2010	2009
Total Revenue(1)	419,150	389,868
Net Income available to common shareholders(1)	22,618	18,210
Earnings per share, diluted	$0.67	$0.58

(1)	Pro forma adjustments for certain acquisitions are excluded as they had no pre-acquisition operating activity in 2009 or 2010. These properties include Cool Springs and Hue. 1225 South Church is excluded in 2009 due to no operating activity, but is included in the 2010 pro forma adjustment. Because Grand Cypress and Stonebridge Ranch are owned by Fund II at December 31, 2010, pro forma adjustments for these properties are included only in net income and earnings per share.

15. SUBSEQUENT EVENTS

Acquisitions

On January 12, 2011, MAA acquired the 340-unit Alamo Ranch apartment community located in Bexar County (San Antonio), Texas.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Notes to Consolidated Financial Statements
Years ended December 31, 2010, 2009, and 2008

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

	Year Ended December 31, 2010
	First	Second	Third	Fourth
Total operating revenues	$97,464	$98,901	$101,384	$104,480
Income from continuing operations before non-operating items	$23,769	$23,231	$21,285	$22,359
Interest expense	$(13,891)	$(13,993)	$(13,598)	$(14,514)
Asset impairment	$—	$1,590	$324	$—
(Loss) income from real estate joint ventures	$(276)	$(298)	$(282)	$(293)
Discontinued operations:
Loss on sale of discontinued operations	$—	$(2)	$—	$—
Consolidated net income	$9,849	$6,888	$6,973	$7,165
Net income attributable to noncontrolling interest	$437	$228	$224	$225
Net income attributable to Mid-America Apartment Communities, Inc.	$9,412	$6,660	$6,749	$6,940
Net income available for common shareholders	$6,196	$1,383	$3,544	$6,940
Per share:
Net income available per common share – basic	$0.21	$0.04	$0.11	$0.20
Net income available per common share – diluted	$0.21	$0.04	$0.11	$0.20
Dividend paid	$0.615	$0.615	$0.615	$0.615

	Year Ended December 31, 2009
	First	Second	Third	Fourth
Total operating revenues	$93,664	$94,562	$94,999	$95,319
Income from continuing operations before non-operating items	$25,084	$24,526	$21,749	$21,971
Interest expense	$(14,229)	$(14,472)	$(14,371)	$(14,022)
(Loss) income from real estate joint ventures	$(196)	$(156)	$(288)	$(176)
Discontinued operations:
Income (loss) from discontinued operations before gain (loss) on sale	$421	$326	$311	$176
(Loss) gain on sale of discontinued operations	$1,432	$1,155	$13	$2,049
Consolidated net income	$11,845	$10,718	$6,878	$9,780
Net income attributable to noncontrolling interest	$706	$570	$260	$474
Net income attributable to Mid-America Apartment Communities, Inc.	$11,139	$10,148	$6,618	$9,306
Net income available for common shareholders	$7,923	$6,931	$3,402	$6,090
Per share:
Net income available per common share – basic	$0.28	$0.25	$0.12	$0.21
Net income available per common share – diluted	$0.28	$0.25	$0.12	$0.21
Dividend paid	$0.615	$0.615	$0.615	$0.615

Mid-America Apartment Communities, Inc
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2010(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement(21)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Eagle Ridge	Birmingham, AL	—	(1)	$851	$7,667	$—	$2,924	$851	$10,591	$11,442	$(4,829)	$6,613	1986	1 – 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	1,917	524	6,641	7,165	(3,279)	3,886	1987	1 – 40
Paddock Club Huntsville	Huntsville, AL	—	(1)	909	10,152	830	11,423	1,739	21,575	23,314	(8,699)	14,615	1989/98	1 – 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	1,309	965	14,499	15,464	(5,118)	10,346	1999	1 – 40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	5,834	1,026	15,078	16,104	(7,486)	8,618	1987	1 – 40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	2,803	960	11,445	12,405	(5,771)	6,634	1984	1 – 40
Westside Creek I & II	Little Rock, AR	—	(1)	1,271	11,463	—	3,590	1,271	15,053	16,324	(7,184)	9,140	1984/86	1 – 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,577	—	357	7,901	27,934	35,835	(2,680)	33,155	2007	1 – 40
Talus Ranch	Phoenix, AZ	—		12,741	49,636	—	758	12,741	50,394	63,135	(9,005)	54,130	2005	1 – 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,832	—	273	2,668	15,105	17,773	(1,069)	16,704	2007	1 – 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	4,901	1,024	14,120	15,144	(7,309)	7,835	1985	1 – 40
Marsh Oaks	Atlantic Beach, FL	—	(1)	244	2,829	—	1,609	244	4,438	4,682	(2,595)	2,087	1986	1 – 40
Indigo Point	Brandon, FL	—		1,167	10,500	—	2,795	1,167	13,295	14,462	(5,357)	9,105	1989	1 – 40
Paddock Club Brandon	Brandon, FL	—	(2)	2,896	26,111	—	2,161	2,896	28,272	31,168	(12,236)	18,932	1997/99	1 – 40
Preserve at Coral Square	Coral Springs, FL	—	(6)	9,600	41,206	—	3,764	9,600	44,970	54,570	(10,903)	43,667	1996	1 – 40
Anatole	Daytona Beach, FL	7,000	(9)	1,227	5,879	—	2,637	1,227	8,516	9,743	(4,625)	5,118	1986	1 – 40
Paddock Club Gainesville	Gainesville, FL	—	(2)	1,800	15,879	—	452	1,800	16,331	18,131	(5,621)	12,510	1999	1 – 40
Cooper's Hawk	Jacksonville, FL	—	(2)	854	7,500	—	2,456	854	9,956	10,810	(5,511)	5,299	1987	1 – 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—	(7)	1,533	13,835	—	4,648	1,533	18,483	20,016	(8,613)	11,403	1987	1 – 40
Lakeside	Jacksonville, FL	—	(1)	1,430	12,883	—	7,421	1,430	20,304	21,734	(11,640)	10,094	1985	1 – 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	36,431	—	2,035	4,047	38,466	42,513	(10,844)	31,669	2003	1 – 40
Paddock Club Jacksonville	Jacksonville, FL	—	(1)	2,292	20,750	—	2,744	2,292	23,494	25,786	(10,413)	15,373	1989/96	1 – 40
Paddock Club Mandarin	Jacksonville, FL	—	(2)	1,411	14,967	—	1,738	1,411	16,705	18,116	(5,598)	12,518	1998	1 – 40
St. Augustine	Jacksonville, FL	13,235	(19)	2,857	6,475	—	18,995	2,857	25,470	28,327	(7,752)	20,575	1987	1 – 40
Woodbridge at the Lake	Jacksonville, FL	—	(2)	645	5,804	—	3,956	645	9,760	10,405	(5,570)	4,835	1985	1 – 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(18)	6,709	1,678	21,888	23,566	(11,165)	12,401	1986	1 – 40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	5,963	1,221	26,415	27,636	(12,045)	15,591	1988/90	1 – 40
Savannahs at James Landing	Melbourne, FL	—	(2)	582	7,868	—	4,307	582	12,175	12,757	(6,877)	5,880	1990	1 – 40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2010(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement(21)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Paddock Park Ocala	Ocala, FL	6,805	(2)(3)	2,284	21,970	—	3,528	2,284	25,498	27,782	(12,051)	15,731	1986/88	1 – 40
Park Crest at Innisbrook	Palm Harbor, FL	31,082		6,900	27,112	—	(1,854)	6,900	25,258	32,158	(1,645)	30,513	2000	1 – 40
The Club at Panama Beach	Panama City, FL	—	(2)	898	14,276	(5)	2,144	893	16,420	17,313	(6,348)	10,965	2000	1 – 40
Paddock Club Tallahassee	Tallahassee, FL	—	(2)	530	4,805	950	11,956	1,480	16,761	18,241	(7,555)	10,686	1990/95	1 – 40
Belmere	Tampa, FL	—	(1)	852	7,667	—	4,507	852	12,174	13,026	(7,008)	6,018	1984	1 – 40
Links at Carrollwood	Tampa, FL	—	(1)	817	7,355	110	4,282	927	11,637	12,564	(5,518)	7,046	1980	1 – 40
Village Oaks	Tampa, FL	—		2,714	19,137	84	988	2,798	20,125	22,923	(1,925)	20,998	2007	1 – 40
High Ridge	Athens, GA	—	(1)	884	7,958	—	1,978	884	9,936	10,820	(4,525)	6,295	1987	1 – 40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,859	—	1,294	6,875	33,153	40,028	(3,165)	36,863	1994	1 – 40
Bradford Pointe	Augusta, GA	—	(4)	772	6,949	—	2,207	772	9,156	9,928	(4,241)	5,687	1986	1 – 40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	4,170	658	10,020	10,678	(5,952)	4,726	1982	1 – 40
Westbury Creek	Augusta, GA	3,480	(14)	400	3,626	—	1,421	400	5,047	5,447	(2,377)	3,070	1984	1 – 40
Fountain Lake	Brunswick, GA	—	(4)	502	4,551	—	1,966	502	6,517	7,019	(3,201)	3,818	1983	1 – 40
Park Walk	College Park, GA	—	(1)	536	4,859	—	1,200	536	6,059	6,595	(2,858)	3,737	1985	1 – 40
Whisperwood	Columbus, GA	—	(1)	4,286	42,722	—	12,466	4,286	55,188	59,474	(24,867)	34,607	1980/82/84/86/98	1 – 40
Willow Creek	Columbus, GA	—	(1)	614	5,523	—	4,035	614	9,558	10,172	(4,659)	5,513	1971/77	1 – 40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	1,173	1,284	16,992	18,276	(5,642)	12,634	1999	1 – 40
Prescott	Duluth, GA	—	(5)	3,840	24,876	—	1,040	3,840	25,916	29,756	(6,706)	23,050	2001	1 – 40
Lanier	Gainesville, GA	17,712		3,560	23,248	—	1,218	3,560	24,466	28,026	(5,813)	22,213	1998	1 – 40
Lake Club	Gainesville, GA	—	(5)	3,150	18,997	—	594	3,150	19,591	22,741	(4,606)	18,135	2001	1 – 40
Whispering Pines	LaGrange, GA	—	(4)	823	7,470	(2)	2,320	821	9,790	10,611	(4,699)	5,912	1982/84	1 – 40
Westbury Springs	Lilburn, GA	—	(1)	665	6,038	—	1,785	665	7,823	8,488	(3,823)	4,665	1983	1 – 40
Austin Chase	Macon, GA	—	(7)	1,409	12,687	—	1,758	1,409	14,445	15,854	(6,184)	9,670	1996	1 – 40
The Vistas	Macon, GA	—	(1)	595	5,403	—	1,489	595	6,892	7,487	(3,397)	4,090	1985	1 – 40
Walden Run	McDonough, GA	—	(1)	1,281	11,935	—	1,232	1,281	13,167	14,448	(3,776)	10,672	1997	1 – 40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	1,621	1,288	13,200	14,488	(5,807)	8,681	1997	1 – 40
Oaks at Wilmington Island	Savannah, GA	—	(6)	2,910	26,337	—	1,217	2,910	27,554	30,464	(5,022)	25,442	1999	1 – 40
Wildwood	Thomasville, GA	—	(1)	438	3,971	371	5,507	809	9,478	10,287	(4,525)	5,762	1980/84	1 – 40
Hidden Lake	Union City, GA	—	(1)	1,296	11,715	—	3,828	1,296	15,543	16,839	(7,163)	9,676	1985/87	1 – 40
Three Oaks	Valdosta, GA	—	(1)	462	4,188	459	6,690	921	10,878	11,799	(5,254)	6,545	1983/84	1 – 40
Huntington Chase	Warner Robins, GA	—		1,160	10,437	—	1,516	1,160	11,953	13,113	(4,602)	8,511	1997	1 – 40
Southland Station	Warner Robins, GA	—	(1)	1,470	13,284	—	2,813	1,470	16,097	17,567	(7,694)	9,873	1987/90	1 – 40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	19,202	3,019	31,120	34,139	(12,482)	21,657	1999	1 – 40
Fairways at Hartland	Bowling Green, KY	—	(1)	1,038	9,342	—	2,678	1,038	12,020	13,058	(5,689)	7,369	1996	1 – 40
Paddock Club Florence	Florence, KY	9,207		1,209	10,969	—	2,512	1,209	13,481	14,690	(6,178)	8,512	1994	1 – 40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	710	2,024	32,235	34,259	(9,978)	24,281	2000	1 – 40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2010(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement(21)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	1,715	411	5,414	5,825	(3,127)	2,698	1986	1 – 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	2,408	694	8,650	9,344	(4,918)	4,426	1989	1 – 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	3,419	900	11,516	12,416	(6,592)	5,824	1989	1 – 40
Stonemill Village	Louisville, KY	—	(1)	1,169	10,518	—	7,424	1,169	17,942	19,111	(9,220)	9,891	1985	1 – 40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	3,781	1,535	17,607	19,142	(9,072)	10,070	1988/90	1 – 40
Pear Orchard	Jackson, MS	—	(1)	1,351	12,168	—	6,200	1,351	18,368	19,719	(9,842)	9,877	1985	1 – 40
Reflection Pointe	Jackson, MS	5,880	(10)	710	8,770	138	5,874	848	14,644	15,492	(7,548)	7,944	1986	1 – 40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,470	—	1,187	676	7,657	8,333	(2,253)	6,080	1974	1 – 40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	2,516	778	9,529	10,307	(5,043)	5,264	1989	1 – 40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	2,982	894	11,035	11,929	(5,811)	6,118	1991	1 – 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	3,593	900	11,692	12,592	(5,534)	7,058	1988	1 – 40
Waterford Forest	Cary, NC	—	(5)	4,000	20,957	—	1,213	4,000	22,170	26,170	(5,125)	21,045	1996	1 – 40
1225 South Church I	Charlotte, NC	—		3,996	23,262	—	22	3,996	23,284	27,280	(78)	27,202	2010	1 – 40
1225 South Church II	Charlotte, NC	—		5,200	—	—	—	5,200	—	5,200	—	5,200	2010	1 – 40
Hue	Raleigh, NC	—		3,690	29,910	—	625	3,690	30,535	34,225	(271)	33,954	2009	1 – 40
Preserve at Brier Creek	Raleigh, NC	—	(1)	5,850	22,695	(19)	21,854	5,831	44,549	50,380	(6,510)	43,870	2002/07	1 – 40
Providence at Brier Creek	Raleigh, NC	—		4,695	30,052	—	296	4,695	30,348	35,043	(3,624)	31,419	2007	1 – 40
Corners, The	Winston-Salem, NC	—	(2)	685	6,165	—	2,458	685	8,623	9,308	(5,081)	4,227	1982	1 – 40
Fairways at Royal Oak	Cincinnati, OH	—	(1)	814	7,335	(12)	2,580	802	9,915	10,717	(5,486)	5,231	1988	1 – 40
Colony at South Park	Aiken, SC	—	(1)	862	8,005	—	1,118	862	9,123	9,985	(2,616)	7,369	1989/91	1 – 40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	1,717	503	6,257	6,760	(3,026)	3,734	1988	1 – 40
Tanglewood	Anderson, SC	—	(1)	427	3,853	—	2,447	427	6,300	6,727	(3,637)	3,090	1980	1 – 40
Fairways, The	Columbia, SC	7,735	(11)	910	8,207	—	1,958	910	10,165	11,075	(5,689)	5,386	1992	1 – 40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	2,984	1,840	19,544	21,384	(9,040)	12,344	1989/95	1 – 40
Highland Ridge	Greenville, SC	—	(1)	482	4,337	—	1,835	482	6,172	6,654	(3,097)	3,557	1984	1 – 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	3,255	1,304	14,995	16,299	(7,417)	8,882	1986/88	1 – 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	1,573	1,200	12,373	13,573	(5,723)	7,850	1996	1 – 40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	4,139	360	7,064	7,424	(4,169)	3,255	1983	1 – 40
Spring Creek	Greenville, SC	—	(1)	597	5,374	(14)	2,412	583	7,786	8,369	(4,239)	4,130	1985	1 – 40
Runaway Bay	Mt. Pleasant, SC	8,365	(8)	1,085	7,269	—	5,027	1,085	12,296	13,381	(6,547)	6,834	1988	1 – 40
535 Brookwood	Simpsonville, SC	14,097		1,216	18,984	—	237	1,216	19,221	20,437	(637)	19,800	2008	1 – 40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	2,222	723	8,726	9,449	(4,340)	5,109	1987	1 – 40
Farmington Village	Summerville, SC	15,200		2,800	26,947	—	258	2,800	27,205	30,005	(3,587)	26,418	2007	1 – 40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,861	—	1,529	1,131	12,390	13,521	(3,767)	9,754	1989	1 – 40
Hidden Creek	Chattanooga, TN	—	(1)	972	9,201	—	1,242	972	10,443	11,415	(3,198)	8,217	1987	1 – 40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	2,708	217	4,665	4,882	(2,678)	2,204	1986	1 – 40
Windridge	Chattanooga, TN	5,465	(15)	817	7,416	—	2,914	817	10,330	11,147	(4,694)	6,453	1984	1 – 40
Oaks, The	Jackson, TN	—	(1)	177	1,594	12	1,860	189	3,454	3,643	(1,993)	1,650	1978	1 – 40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2010(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement(21)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Post House Jackson	Jackson, TN	5,095		443	5,078	—	3,606	443	8,684	9,127	(4,159)	4,968	1987	1 – 40
Post House North	Jackson, TN	3,375	(12)	381	4,299	(57)	2,222	324	6,521	6,845	(3,664)	3,181	1987	1 – 40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,586	523	6,297	6,820	(3,567)	3,253	1987	1 – 40
Woods at Post House	Jackson, TN	4,649		240	6,839	—	2,069	240	8,908	9,148	(5,245)	3,903	1997	1 – 40
Cedar Mill	Memphis, TN	—	(1)	824	8,023	—	1,415	824	9,438	10,262	(3,441)	6,821	1973/86	1 – 40
Greenbrook	Memphis, TN	29,409		2,100	24,468	25	22,586	2,125	47,054	49,179	(27,930)	21,249	1974/78/83/86	1 – 40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	7,875	1,148	18,212	19,360	(8,371)	10,989	1978	1 – 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	12,351	1,498	32,834	34,332	(16,358)	17,974	1988/98	1 – 40
Park Estate	Memphis, TN	—		178	1,141	—	4,158	178	5,299	5,477	(3,683)	1,794	1974	1 – 40
Reserve at Dexter Lake	Memphis, TN	—	(4)	1,260	16,043	2,147	34,845	3,407	50,888	54,295	(14,581)	39,714	1999/01	1 – 40
Paddock Club Murfreesboro	Murfreesboro, TN	—	(1)	915	14,774	—	1,502	915	16,276	17,191	(5,376)	11,815	1999	1 – 40
Avondale at Kennesaw	Nashville, TN	19,427		3,456	22,794	—	147	3,456	22,941	26,397	(733)	25,664	2008	1 – 40
Brentwood Downs	Nashville, TN	—	(1)	1,193	10,739	(2)	6,112	1,191	16,851	18,042	(8,250)	9,792	1986	1 – 40
Grand View Nashville	Nashville, TN	—	(1)	2,963	33,673	—	2,603	2,963	36,276	39,239	(10,622)	28,617	2001	1 – 40
Monthaven Park	Nashville, TN	—	(6)	2,736	29,556	—	3,016	2,736	32,572	35,308	(8,671)	26,637	1999/01	1 – 40
Park at Hermitage	Nashville, TN	6,645	(16)	1,524	14,800	—	5,485	1,524	20,285	21,809	(11,117)	10,692	1987	1 – 40
Verandas at Sam Ridley	Nashville, TN	23,910		3,350	28,650	—	95	3,350	28,745	32,095	(685)	31,410	2009	1 – 40
Northwood	Arlington, TX	—	(2)	886	8,278	—	1,151	886	9,429	10,315	(2,838)	7,477	1980	1 – 40
Balcones Woods	Austin, TX	—	(2)	1,598	14,398	—	9,085	1,598	23,483	25,081	(11,135)	13,946	1983	1 – 40
Grand Reserve at Sunset Valley	Austin, TX	—	(6)	3,150	11,868	—	1,822	3,150	13,690	16,840	(3,491)	13,349	1996	1 – 40
Silverado	Austin, TX	—	(6)	2,900	24,810	—	922	2,900	25,732	28,632	(4,931)	23,701	2003	1 – 40
Stassney Woods	Austin, TX	4,050	(17)	1,621	7,501	—	4,714	1,621	12,215	13,836	(6,843)	6,993	1985	1 – 40
Travis Station	Austin, TX	3,585	(18)	2,281	6,169	—	4,681	2,281	10,850	13,131	(5,747)	7,384	1987	1 – 40
Woods, The	Austin, TX	—	(2)	1,405	13,083	—	3,861	1,405	16,944	18,349	(4,743)	13,606	1977	1 – 40
Celery Stalk	Dallas, TX	—	(5)	1,462	13,165	—	6,031	1,462	19,196	20,658	(11,281)	9,377	1978	1 – 40
Courtyards at Campbell	Dallas, TX	—	(2)	988	8,893	—	2,657	988	11,550	12,538	(5,211)	7,327	1986	1 – 40
Deer Run	Dallas, TX	—	(2)	1,252	11,271	—	3,393	1,252	14,664	15,916	(6,590)	9,326	1985	1 – 40
Grand Courtyard	Dallas, TX	—	(6)	2,730	23,219	—	1,105	2,730	24,324	27,054	(4,853)	22,201	2000	1 – 40
Lodge at Timberglen	Dallas, TX	—	(5)	824	7,422	—	4,540	824	11,962	12,786	(6,979)	5,807	1983	1 – 40
Watermark	Dallas, TX	—	(5)	960	14,839	—	816	960	15,655	16,615	(3,956)	12,659	2002	1 – 40
La Valencia at Starwood	Frisco, TX	—		3,240	26,510	—	85	3,240	26,595	29,835	(590)	29,245	2009	1 – 40
Legacy Pines	Houston, TX	—	(2)	2,157	19,491	(15)	2,553	2,142	22,044	24,186	(6,422)	17,764	1999	1 – 40
Reserve at Woodwind Lakes	Houston, TX	13,526		1,968	20,718	—	2,019	1,968	22,737	24,705	(4,179)	20,526	1999	1 – 40
Park Place (Houston)	Houston, TX	—		2,061	16,386	—	2,379	2,061	18,765	20,826	(2,997)	17,829	1996	1 – 40
Ranchstone	Houston, TX	—	(6)	1,480	15,352	—	1,448	1,480	16,800	18,280	(2,674)	15,606	1996	1 – 40
Cascade at Fall Creek	Humble, TX	—		3,230	20,308	—	370	3,230	20,678	23,908	(2,532)	21,376	2007	1 – 40
Chalet at Fall Creek	Humble, TX	—	(6)	2,755	20,820	—	408	2,755	21,228	23,983	(3,289)	20,694	2006	1 – 40

Property	Location	Encumbrances		Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2010(21)		Total	Accumulated Depreciation	Net	Date of Construction	Life used to compute depreciation in latest income statement(21)
				Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures
Bella Casita at Las Colinas	Irving, TX	—		2,521	26,729	—	12	2,521	26,741	29,262	(123)	29,139	2007	1 – 40
Westborough Crossing	Katy, TX	—	(5)	677	6,091	—	3,466	677	9,557	10,234	(5,327)	4,907	1984	1 – 40
Kenwood Club	Katy, TX	—	(2)	1,002	17,288	—	1,272	1,002	18,560	19,562	(6,545)	13,017	2000	1 – 40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	12,254	(8)	1,585	1,303	13,839	15,142	(4,164)	10,978	1983	1 – 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,562	—	424	1,130	28,986	30,116	(655)	29,461	2009	1 – 40
Highwood	Plano, TX	—		864	7,783	—	3,177	864	10,960	11,824	(4,925)	6,899	1983	1 – 40
Los Rios Park	Plano, TX	—	(2)	3,273	29,483	—	2,401	3,273	31,884	35,157	(8,938)	26,219	2000	1 – 40
Boulder Ridge	Roanoke, TX	—	(2)	3,382	27,930	—	3,402	3,382	31,332	34,714	(6,947)	27,767	1999	1 – 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	20,872	4,166	20,872	25,038	(1,017)	24,021	2008	1 – 40
Stone Ranch at Westover Hills	San Antonio, TX	19,500		4,000	25,518	—	593	4,000	26,111	30,111	(1,465)	28,646	2009	1 – 40
Cypresswood Court	Spring, TX	—	(5)	576	5,190	—	2,405	576	7,595	8,171	(4,442)	3,729	1984	1 – 40
Villages at Kirkwood	Stafford, TX	—	(6)	1,918	16,358	—	1,504	1,918	17,862	19,780	(4,490)	15,290	1996	1 – 40
Green Tree Place	Woodlands, TX	—	(5)	539	4,850	—	2,242	539	7,092	7,631	(4,042)	3,589	1984	1 – 40
Township	Hampton, VA	10,800	(13)	1,509	8,189	—	7,492	1,509	15,681	17,190	(7,058)	10,132	1987	1 – 40
Total Residential Properties		$312,734		276,196	2,096,390	5,682	555,812	281,878	2,652,202	2,934,080	(889,830)	2,044,250
Retail Propertied	Various			342	1,713	—	3	342	1,716	2,058	(11)	2,047	Various	1 – 40
Circle at Cool Springs- Development				6,670	—	—	5,721	6,670	5,721	12,391	—	12,391	N/A	N/A
Total Properties				283,208	2,098,103	5,682	561,536	288,890	2,659,639	2,948,529	(889,841)	2,058,688
Land Held for Future Developments	Various			1,306	—	—	—	1,306	—	1,306	—	1,306	N/A	N/A
Commercial Properties	Various			—	—	—	18,108	—	18,108	18,108	(9,967)	8,141	Various	1 – 40
Total Other				1,306	—	—	18,108	1,306	18,108	19,414	(9,967)	9,447
Total Real Estate Assets, net of Joint Ventures				$284,514	$2,098,103	$5,682	$579,644	$290,196	$2,677,747	$2,967,943	$(899,808)	$2,068,135

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $641.8 million outstanding with a variable interest rate of 1.14% on which there exists in combination with the FNMA facility mentioned in note (2) fifteen interest rate swap agreements totaling $500 million at an average rate of 5.30% and six interest rate caps totalling $165 million at an average rate of 4.58% at December 31, 2010.
(2)	Encumbered by a $243.2 million FNMA facility, with $243.2 million available and $218.6 million outstanding with a variable interest rate of 0.84% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2010.
(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.
(4)	Encumbered by a credit line with Regions Bank, with no outstanding balance at December 31, 2010.

(5)	Encumbered by a $100 million Freddie Mac facility, with $100 million available and an outstanding balance of $100 million and a variable interest rate of 0.87% on which there exists five interest rate swap agreements totaling $83 million at an average rate of 5.41% at December 31, 2010.
(6)	Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.81% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% and a $15 million interest rate cap of 5% at December 31, 2010.
(7)	Encumbered by a mortgage securing a tax-exempt bond amortizing over 25 years with a principal balance of $10.9 million at December 31, 2010, and an average interest rate of 5.28%.
(8)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.
(9)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.41% and maturing on October 15, 2012.
(10)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.
(11)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.
(12)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.
(13)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.41% and maturing on October 15, 2012.
(14)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.181% and $3.0 million with a variable rate of 1.088% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(15)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.181% and $5.0 million with a variable rate of 1.088% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(16)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(17)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(18)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(19)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 15, 2011. Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.89% which there exists a $6.2 million and a $11.7 million interest rate cap of 6.50% and 5.00% respectively which terminates on March 1, 2011 and March 1, 2014 respectively.
(20)	The aggregate cost for Federal income tax purposes was approximately $2,853 million at December 31, 2010. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
(21)	Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of leases.

Mid-America Apartment Communities, Inc.
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows:

	Year Ended December 31,
Dollars in thousands	2010	2009	2008
Real estate investments:
Balance at beginning of year	$2,723,600	$2,545,984	$2,342,962
Acquisitions	284,010	125,299	156,305
Improvement and development	52,131	53,784	84,550
Assets held for sale	—	—	(34,772)
Disposition of real estate assets(1)	(91,798)	(1,467)	(3,061)
Balance at end of year	$2,967,943	$2,723,600	$2,545,984
Accumulated depreciation:
Balance at beginning of year	$796,998	$701,477	$622,577
Depreciation	103,799	95,756	90,611
Assets held for sale	—	—	(10,768)
Disposition of real estate assets(1)	(989)	(235)	(943)
Balance at end of year	$899,808	$796,998	$701,477

MAA's consolidated balance sheet at December 31, 2010, 2009, and 2008, includes accumulated depreciation of $9,967, $8,738, and $7,423, respectively, in the caption “Commercial properties, net”.

(1)	Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.