Form 10-Q
period 2011-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2011-05-05
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at April 22, 2011
Common Stock, $0.01 par value	36,697,716

MID-AMERICA APARTMENT COMMUNITIES, INC.

MAA
Condensed Consolidated  Balance  Sheets
March 31, 2011 (Unaudited) and December 31, 2010
(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
Assets:
Real estate assets:
Land	$291,695	$288,890
Buildings and improvements	2,601,033	2,564,887
Furniture, fixtures and equipment	85,142	83,251
Capital improvements in progress	20,488	11,501
	2,998,358	2,948,529
Less accumulated depreciation	(917,126)	(889,841)
	2,081,232	2,058,688

Land held for future development	1,306	1,306
Commercial properties, net	8,395	8,141
Investments in real estate joint ventures	18,253	17,505
Real estate assets, net	2,109,186	2,085,640
Cash and cash equivalents	47,222	45,942
Restricted cash	1,377	1,514
Deferred financing costs, net	13,350	13,713
Other assets	26,506	25,133
Goodwill	4,106	4,106
Total assets	$2,201,747	$2,176,048

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,451,782	$1,500,193
Accounts payable	2,615	1,815
Fair market value of interest rate swaps	41,443	48,936
Accrued expenses and other liabilities	72,332	73,999
Security deposits	6,553	6,693
Liabilities associated with assets held for sale	-	20
Total liabilities	1,574,725	1,631,656

Redeemable stock	3,754	3,764

Shareholders' equity:
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 36,545,130 and 34,871,399 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (1)	365	348
Additional paid-in capital	1,230,470	1,142,023
Accumulated distributions in excess of net income	(589,191)	(575,021)
Accumulated other comprehensive losses	(41,639)	(48,847)
Total MAA shareholders' equity	600,005	518,503
Noncontrolling interest	23,263	22,125
Total equity	623,268	540,628
Total liabilities and equity	$2,201,747	$2,176,048

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock or liability on the consolidated balance sheet for March 31, 2011 and December 31, 2010 are 59,665 and 62,234, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three months ended March 31, 2011 and 2010
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Operating revenues:
Rental revenues	$97,881	$90,308
Other property revenues	9,234	7,020
Total property revenues	107,115	97,328
Management fee income	223	136
Total operating revenues	107,338	97,464
Property operating expenses:
Personnel	13,165	12,358
Building repairs and maintenance	3,356	3,327
Real estate taxes and insurance	12,498	11,898
Utilities	6,168	5,599
Landscaping	2,701	2,515
Other operating	7,712	5,854
Depreciation	27,741	25,080
Total property operating expenses	73,341	66,631
Acquisition expenses	219	(24)
Property management expenses	5,144	4,277
General and administrative expenses	4,610	2,811
Income from continuing operations before non-operating items	24,024	23,769
Interest and other non-property income	235	315
Interest expense	(13,990)	(13,891)
Amortization of deferred financing costs	(715)	(595)
Net casualty (loss) gains and other settlement proceeds	(148)	156
Loss on sale of non-depreciable assets	(6)	-
Gain on properties contributed to joint ventures	-	371
Income from continuing operations before loss from real estate joint ventures	9,400	10,125
Loss from real estate joint ventures	(245)	(276)
Consolidated net income	9,155	9,849
Net income attributable to noncontrolling interests	311	437
Net income attributable to MAA	8,844	9,412
Preferred dividend distributions	-	3,216
Net income available for common shareholders	$8,844	$6,196

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.25	$0.21
Discontinued property operations	-	-
Net income available for common shareholders	$0.25	$0.21

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.24	$0.21
Discontinued property operations	-	-
Net income available for common shareholders	$0.24	$0.21

Dividends declared per common share	$0.6275	$0.6150

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Consolidated net income	$9,155	$9,849
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of deferred financing costs	28,456	25,675
Stock compensation expense	844	348
Redeemable stock issued	97	92
Amortization of debt premium	(90)	(90)
Loss from investments in real estate joint ventures	245	276
Derivative interest expense	47	140
Loss on sale of non-depreciable assets	6	-
Net casualty loss (gains) and other settlement proceeds	148	(156)
Gain on properties contributed to joint ventures	-	(371)
Changes in assets and liabilities:
Restricted cash	137	(283)
Other assets	(1,470)	(734)
Accounts payable	789	(559)
Accrued expenses and other	(6,922)	(9,108)
Security deposits	(140)	54
Net cash provided by operating activities	31,302	25,133
Cash flows from investing activities:
Purchases of real estate and other assets	(30,000)	(100)
Improvements to existing real estate assets	(10,295)	(8,255)
Renovations to existing real estate assets	(2,416)	(1,417)
Development	(3,569)	-
Distributions from real estate joint ventures	362	159
Contributions to real estate joint ventures	(1,369)	(5,894)
Proceeds from disposition of real estate assets	-	47,007
Net cash (used in) provided by investing activities	(47,287)	31,500
Cash flows from financing activities:
Net change in credit lines	(70,000)	(60,000)
Proceeds from notes payable	22,350	19,500
Principal payments on notes payable	(671)	(273)
Payment of deferred financing costs	(420)	(4,381)
Repurchase of common stock	(1,939)	(506)
Proceeds from issuances of common shares	91,443	30,106
Distributions to noncontrolling interests	(1,422)	(1,467)
Dividends paid on common shares	(22,076)	(17,886)
Dividends paid on preferred shares	-	(3,216)
Net cash provided by (used in) financing activities	17,265	(38,123)
Net increase in cash and cash equivalents	1,280	18,510
Cash and cash equivalents, beginning of period	45,942	13,819
Cash and cash equivalents, end of period	$47,222	$32,329

Supplemental disclosure of cash flow information:
Interest paid	$13,518	$14,186
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$2,071	$-
Accrued construction in progress	$7,467	$5,451
Interest capitalized	$167	$-
Marked-to-market adjustment on derivative instruments	$7,414	$(3,570)
Reclassification of redeemable stock to liabilities	$151	$273

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

1.	Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of March 31, 2011, we owned or owned interests in a total of 159 multifamily apartment communities comprising 46,950 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and five communities comprising 1,635 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. In addition, we also had one development community and a second phase to an existing community under construction totaling 638 units as of March 31, 2011. No units for the development projects were completed as of March 31, 2011 and they are therefore not included in the totals above.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2010 annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of MAA and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three month periods ended March 31, 2011 and 2010, our basic earnings per share is computed using the two class method and our diluted earnings per share is computed using the treasury stock method as follows:

	For the three months ended
	March 31,
	2011	2010
Shares Outstanding
Weighted average common shares - basic	35,706,334	29,129,793
Weighted average partnership units outstanding	2,100,566	-	(1)
Effect of dilutive securities	97,222	73,880
Weighted average common shares - diluted	37,904,122	29,203,673

Calculation of Earnings per Share - basic
Net income available for common shareholders	$8,844,154	$6,196,410
Net income allocated to unvested restricted shares	(9,378)	(28,706)
Net income available for common shareholders, adjusted	$8,834,776	$6,167,704

Weighted average common shares - basic	35,706,334	29,129,793
Earnings per share - basic	$0.25	$0.21

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$8,844,154	$6,196,410
Net income attributable to noncontrolling interests	310,916	-	(1)
Adjusted net income available for common shareholders	$9,155,070	$6,196,410

Weighted average common shares - diluted	37,904,122	29,203,673
Earnings per share - diluted	$0.24	$0.21

(1) Operating partnership units are not included in dilutive earnings per share calculations for the three months ended March 31, 2010, as they were not dilutive

2.	Segment Information

As of March 31, 2011, we owned or had an ownership interest in 159 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been classified as held for sale and non multifamily activities, which represent less than 1% of our portfolio.

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

Revenues and NOI for each reportable segment for the three month periods ended March 31, 2011 and 2010, were as follows (dollars in thousands):

	Three months ended
	March 31,
	2011	2010
Revenues
Large Market Same Store	$49,905	$48,185
Secondary Market Same Store	46,236	44,236
Non-Same Store and Other	10,974	4,907
Total property revenues	107,115	97,328
Management fee income	223	136
Total operating revenues	$107,338	$97,464

NOI
Large Market Same Store	$28,662	$27,408
Secondary Market Same Store	27,167	25,830
Non-Same Store and Other	5,686	2,539
Total NOI	61,515	55,777
Management fee income	223	136
Depreciation	(27,741)	(25,080)
Acquisition expense	(219)	24
Property management expense	(5,144)	(4,277)
General and administrative expense	(4,610)	(2,811)
Interest and other non-property income	235	315
Interest expense	(13,990)	(13,891)
Amortization of deferred financing costs	(715)	(595)
Net casualty gains (loss) and other settlement proceeds	(148)	156
Loss on sale of non-depreciable assets	(6)	-
Gain on properties contributed to joint ventures	-	371
Loss from real estate joint ventures	(245)	(276)
Net income attributable to noncontrolling interests	(311)	(437)
Net income attributable to MAA	$8,844	$9,412

Assets for each reportable segment as of March 31, 2011 and December 31, 2010, were as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Assets
Large Market Same Store	$1,036,535	$1,044,321
Secondary Market Same Store	677,503	683,389
Non-Same Store and Other	397,840	359,606
Corporate assets	89,869	88,732
Total assets	$2,201,747	$2,176,048

3.	Comprehensive Income and Equity

Total comprehensive income, equity and their components for the three month periods ended March 31, 2011, and 2010, were as follows (dollars in thousands, except per share and per unit data):

	MAA Shareholders
				Accumulated	Accumulated
	Preferred	Common	Additional	Distributions	Other
	Stock	Stock	Paid-In	in Excess of	Comprehensive	Noncontrolling	Total
	Amount	Amount	Capital	Net Income	Income (Loss)	Interest	Equity
EQUITY BALANCE DECEMBER 31, 2009	$62	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226
Comprehensive income:
Net income	-	-	-	9,412	-	437	9,849
Other comprehensive income - derivative instruments (cash flow hedges)	-	-	-	-	(3,278)	(152)	(3,430)
Comprehensive income	-	-	-	-	-	-	6,419
Issuance and registration of common shares	-	6	30,092	-	-	-	30,098
Shares repurchased and retired	-	-	(506)	-	-	-	(506)
Exercise of stock options	-	-	12	-	-	-	12
Shares issued in exchange for units	-	-	35	-	-	(35)	-
Shares reclassified to liabilities	-	-	(4)	-	-	-	(4)
Redeemable stock fair market value	-	-	-	(180)	-	-	(180)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-	-	(1,452)	-	-	1,452	-
Amortization of unearned compensation	-	-	344	-	-	-	344
Dividends on common stock ($0.6150 per share)	-	-	-	(18,321)	-	-	(18,321)
Dividends on noncontrolling interest units ($0.6150 per unit)	-	-	-	-	-	(1,465)	(1,465)
Dividends on preferred stock	-	-	-	(3,216)	-	-	(3,216)
EQUITY BALANCE MARCH 31, 2010	$62	$296	$1,017,163	$(523,298)	$(50,713)	$22,897	$466,407

	MAA Shareholders
				Accumulated	Accumulated
	Preferred	Common	Additional	Distributions	Other
	Stock	Stock	Paid-In	in Excess of	Comprehensive	Noncontrolling	Total
	Amount	Amount	Capital	Net Income	Income (Loss)	Interest	Equity
EQUITY BALANCE DECEMBER 31, 2010	$-	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628
Comprehensive income:
Net income	-	-	-	8,844	-	311	9,155
Other comprehensive income - derivative instruments (cash flow hedges)	-	-	-	-	7,208	253	7,461
Comprehensive income	-	-	-	-	-	-	16,616
Issuance and registration of common shares	-	15	91,403	-	-	-	91,418
Shares repurchased and retired	-	-	(1,939)	-	-	-	(1,939)
Exercise of stock options	-	-	26	-	-	-	26
Shares issued in exchange for units	-	2	2,069	-	-	(2,071)	-
Shares reclassified to liabilities	-	-	(1)	-	-	-	(1)
Redeemable stock fair market value	-	-	-	(43)	-	-	(43)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-	-	(3,955)	-	-	3,955	-
Amortization of unearned compensation	-	-	844	-	-	-	844
Dividends on common stock ($0.6275 per share)	-	-	-	(22,971)	-	-	(22,971)
Dividends on noncontrolling interest units ($0.6275 per unit)	-	-	-	-	-	(1,310)	(1,310)
EQUITY BALANCE MARCH 31, 2011	$-	$365	$1,230,470	$(589,191)	$(41,639)	$23,263	$623,268

The marked-to-market adjustment on derivative instruments is based upon the change of interest rates available for derivative instruments with similar terms and remaining maturities existing at each balance sheet date.

4.	Real Estate Acquisitions

The following communities were purchased during the quarter ended March 31, 2011:

	Location	Number
Community	(Metropolitan Statistical Area (MSA))	of Units	Date Purchased
100% Owned Communities
Alamo Ranch	Bexar County, TX (San Antonio)	340	January 12, 2011

Joint Venture Owned Communities
Verandas at SouthWood	Tallahassee, FL	300	March 29, 2011

The acquisition of Alamo Ranch and MAA’s share of the net purchase price of Verandas at SouthWood were funded by common stock issuances through MAA’s at-the-market program.

5.	Share and Unit Information

On March 31, 2011, 36,545,130 common shares and 2,013,393 operating partnership units were outstanding, representing a total of 38,558,523 shares and units. Additionally, we had outstanding options for the purchase of 14,907 shares of common stock at March 31, 2011, of which 6,115 were anti-dilutive. At March 31, 2010, 29,684,303 common shares and 2,302,504 operating partnership units were outstanding, representing a total of 31,986,807 shares and units. Additionally, MAA had outstanding options for the purchase of 22,382 shares of common stock at March 31, 2010, of which 11,369 were anti-dilutive.

On November 3, 2006, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of our common stock, from time to time in at-the-market, or ATM, offerings or negotiated transactions through a controlled equity offering program. On July 3, 2008, and November 5, 2009, we entered into second and third sales agreements with Cantor Fitzgerald & Co. with materially the same terms for an additional 1,350,000 shares and 4,000,000 shares, respectively. On August 26, 2010, we entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with materially the same terms as our previous at-the-market agreements for a combined total of 6,000,000 shares of our common stock.

During the three months ended March 31, 2011, we issued 993,799 shares of common stock through our at-the-market, or ATM, programs for net proceeds of $61.2 million. During the three months ended March 31, 2010, we issued a total of 571,000 shares of common stock through our ATM programs for net proceeds of $29.9 million.

During the three months ended March 31, 2011, we issued 495,007 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuance resulted in net proceeds of $30.0 million. No such issuances were made during the three months ended March 31, 2010.

During the three months ended March 31, 2011, 25,082 shares of MAA’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans.

6.	Notes Payable

On March 31, 2011, we had total indebtedness of $1.5 billion, compared to $1.5 billion as of December 31, 2010. Our indebtedness as of March 31, 2011 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide secured credit facilities.

As of March 31, 2011, approximately 83% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicate of banks.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 30 interest rate swaps and 21 interest rate caps as of March 31, 2011, representing notional amounts of $735 million and $271 million, respectively.

The following table summarizes our debt structure as of March 31, 2011 (dollars in thousands):

	Borrowed	Effective	Contract
	Balance	Rate	Maturity
Fixed Rate Debt
Individual property mortgages	$227,607	4.9%	12/20/2019
Tax-exempt	10,895	5.3%	12/1/2028
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	717,000	5.3%	2/24/2013
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate debt	1,023,302	5.1%	1/11/2015

Variable Rate Debt (1)
FNMA conventional credit facilities	259,318	0.8%	6/23/2014
FNMA tax-free credit facilities	72,715	1.1%	3/1/2014
Feddie Mac credit facilities	81,247	0.8%	6/28/2013
Freddie Mac mortgage	15,200	3.6%	12/10/2015
Total variable rate debt	428,480	1.0%	4/16/2014

Total Outstanding Debt	$1,451,782	3.9%	10/23/2014

(1) Includes capped balances.

7.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to our borrowings, the value of which are determined by changing interest rates.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, we recorded ineffectiveness of $5,000 (decrease to interest expense) and $105,000 (increase to interest expense), respectively, attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the three months ended March 31, 2011, we also had eight interest rate caps with a total a notional amount of $51.2 million, (two of these caps with a collective notional of $19.5 million matured during the first quarter of 2011), where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended March 31, 2011 and 2010, we recorded a loss of $3,000 and $31,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $24.8 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, respectively:

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of
March 31, 2011 and December 31, 2010 (dollars in thousands)

	Asset Derivatives			Liability Derivative
		31-Mar-11	31-Dec-10		31-Mar-11	31-Dec-10
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$3,630	$3,641	Fair market value of interest rate swaps	$41,443	$48,936

Total derivatives designated as hedging instruments		$3,630	$3,641		$41,443	$48,936

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, respectively.

Effect of Derivative Instruments on the Consolidated Statement of Operations for the
Three Months Ended March 31, 2011 and 2010 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010

Three months ended March 31,

Interest rate contracts	$(176)	$(12,833)	Interest expense	$(7,637)	$(9,402)	Interest expense	$2	$(136)

Total derivatives in cash flow hedging relationships	$(176)	$(12,833)		$(7,637)	$(9,402)		$2	$(136)

Credit-risk-related Contingent Features

As of March 31, 2011, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $46.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $41.4 million at March 31, 2011.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2011, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $16.9 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $46.1 million as of March 31, 2011.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of March 31, 2011.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

See also Note 8.

8.	Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at March 31, 2011 and December 31, 2010, totaled $289 million and $267 million, respectively, and had estimated fair values of $256 million and $238 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of March 31, 2011 and December 31, 2010. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2011 and December 31, 2010, totaled $1,163 million and $1,233 million, respectively, and had estimated fair values of $1,096 million and $1,151 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of March 31, 2011 and December 31, 2010.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the year ended December 31, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2011 and December 31, 2010 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Assets
Derivative financial instruments	$—	$3,630	$—	$3,630
Liabilities
Derivative financial instruments	$—	$41,443	$—	$41,443

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Derivative financial instruments	$—	$3,641	$—	$3,641
Liabilities
Derivative financial instruments	$—	$48,936	$—	$48,936

The fair value estimates presented herein are based on information available to management as of March 31, 2011 and December 31, 2010.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Note 7.

9.	Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

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

Real Estate Acquisitions

On April 20, 2011, we purchased The Retreat at Magnolia Parke, a 204-unit apartment community located in Gainesville, Florida.

On April 29, 2011, we purchased Atlantic Crossing, a 200-unit apartment Community located in Jacksonville, Florida.

On May 4, 2011, we purchased a 25.98-acre parcel of land in Little Rock, Arkansas and entered into an agreement with a third party to develop a 312-unit apartment community on the site.

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

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to be completed, if at all, on a timely basis or to lease-up as anticipated;
•	inability of a joint venture to perform as expected;

•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	unexpected capital needs;
•	increasing real estate taxes and insurance costs;
•	losses from catastrophes in excess of our insurance coverage;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps and interest rate caps;
•	the continuation of the good credit of our interest rate swap and cap providers;
•	inability to meet loan covenants;
•	significant decline in market value of real estate serving as collateral for mortgage obligations;
•	inability to pay required distributions to maintain REIT status;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes; and
•	litigation and compliance costs associated with laws requiring access for disabled persons.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Notes 7 and 8 of the accompanying Condensed Consolidated Financial Statements.

Overview of the Three Months Ended March 31, 2011

We experienced an increase in income from continuing operations before non-operating items for the three months ended March 31, 2011 over the three months ended March 31, 2010 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 4.5% increase in our secondary market same store segment, a 3.6% increase in our large market same store segment and a 123.6% increase in our non-same store and other segment which was primarily a result of acquisitions. We acquired one property for our 100% owned portfolio and one property through Fund II during the three months ended March 31, 2011. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

We continued to benefit from reduced interest rates during the three months ended March 31, 2011 as a reduction in average interest rates partially offset the impact from an increase in the average amount of debt outstanding for the three months ended March 31, 2011 from the three months ended March 31, 2010.

As of March 31, 2011, the total number of apartment units that MAA owned 100% was 44,689 in 152 communities, compared to 42,206 apartment units in 143 communities at March 31, 2010. For these communities, the average rent per apartment unit, excluding units in lease-up, increased to $749 at March 31, 2011 from $731 at March 31, 2010.  For these same units, overall occupancy at March 31, 2011 and 2010 was 95.9% and 96.6%, respectively. Average rent per unit is equal to the average of gross rent amounts for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2011 and 2010.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Periodic Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Property revenues for the three months ended March 31, 2011 were approximately $107.1 million, an increase of approximately $9.8 million from the three months ended March 31, 2010 due to (i) a $1.7 million increase in property revenues from our large market same store group primarily as a result in an increase in average rent per unit, (ii) a $2.0 million increase in property revenues from our secondary market same store group primarily as a result in an increase in average rent per unit and (iii) a $6.1 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation. Property operating expenses, excluding depreciation, for the three months ended March 31, 2011 were approximately $45.6 million, an increase of approximately $4.0 million from the three months ended March 31, 2010 due primarily to increases in property operating expenses of (i) $0.5 million from our large market same store group, (ii) $0.6 million from our secondary market same store group, and (iii) $2.9 million from our non-same store and other group, mainly as a result of acquisitions.

Depreciation expense for the three months ended March 31, 2011 was approximately $27.7 million, an increase of approximately $2.7 million from the three months ended March 31, 2010 primarily due to the increases in depreciation expense of (i) $0.1 million from our large market same store group, (ii) $0.1 million from our secondary market same store group, and (iii) $2.5 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

Interest expense for the three months ended March 31, 2011 was approximately $14.0 million, an increase of approximately $0.1 million from the three months ended March 31, 2010 as a decrease in our average cost of debt from 4.06% for the three months ended March 31, 2010 to 3.83% for the three months ended March 31, 2011 was more than offset by an increase in our average debt outstanding from the three months ended March 31, 2010 to the three months ended March 31, 2011 of approximately $108.5 million.

Acquisition expenses increased by approximately $0.2 for the three months ended March 31, 2011 during which we acquired two communities from the three months ended March 31, 2010. No communities were acquired during the three months ended March 31, 2010.

Property management expenses and general and administrative expenses increased for the three months ended March 31, 2011 from the three months ended March 31, 2010 by $0.9 million and $1.8 million, respectively, partially as a result of increased associate incentives as a result of improved performance.

During the three months ended March 31, 2010, we contributed a community to one of our joint ventures which resulted in a gain of approximately $0.4 million.

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $0.6 million in the three months ended March 31, 2011 from the three months ended March 31, 2010.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H. On August 5, 2010, we redeemed all of the remaining and outstanding shares of Series H, resulting in the decrease of preferred dividends from $3.2 million for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income attributable to MAA (computed in accordance with GAAP), excluding extraordinary items, gains or losses on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition.  Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

FFO should not be considered as an alternative to net income attributable to MAA or any other GAAP measurement of performance, as an indicator of operating performance, or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income attributable to MAA for the three month periods ended March 31, 2011, and 2010 (dollars and shares in thousands):

	Three months
	ended March 31,
	2011	2010
Net income attributable to MAA	$8,844	$9,412
Depreciation of real estate assets	27,212	24,569
Net casualty loss (gain) and other settlement proceeds	148	(156)
Gain on properties contributed to joint ventures	-	(371)
Depreciation of real estate assets of real estate joint ventures	514	402
Preferred dividend distribution	-	(3,216)
Net income attributable to noncontrolling interests	311	437
Funds from operations	$37,029	$31,077

FFO for the three month period ended March 31, 2011 increased approximately $6.0 million from the three months ended March 31, 2010 primarily as a result of the increase in property revenues of approximately $9.8 million discussed above that was only partially offset by the $4.0 million increase in property operating expenses.

Trends

During the three months ended March 31, 2011, rental demand for apartments continued to improve relative to the same period in 2010 and the prior quarter.  This was evident through three encouraging trends: increasing prices on both new leases and renewals signed during the quarter, increasing effective rent per unit (a longer term trend of increasing rents), and strong and steady occupancy as compared to both prior quarter and prior year.  Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit. With job growth, one of the primary drivers of apartment demand, continuing to return at a slower pace than preferred, we remain cautious about apartment demand and pricing but optimistic about the long term prospects for apartment demand as job growth returns.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2011, we were invested in over 49 separate markets, with 61% of our gross assets in large markets and 39% of our gross assets in select secondary markets.

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

Our focus in the three months ended March 31, 2011 was on maintaining strong occupancy performance and aggressively pushing pricing where possible through our revenue management system. Through these efforts, our average same store occupancy (large market same store and secondary market same store segments combined) in the first quarter remained consistent with the same period in the prior year as well as fourth quarter of 2010 (in the 96% range for all three periods). As mentioned above, effective rent per unit for the quarter was positive on both a quarter over quarter and sequential quarter basis.  In the third quarter of 2010, we saw the first sequential quarter increase in effective rents in seven quarters.  This pricing trend continued through the end of 2010 and into the first quarter of 2011 and is expected to grow at an increasing rate in 2011.

Overall same store revenues increased 4% for the three months ended March 31, 2011 as compared to the quarter ended March 31, 2010. This included an increase of $1.4 million due to our new bulk cable program. With cable expense netted into cable revenues, same store revenues increased 3% over this period. For the second straight quarter, revenue growth as compared to the prior year was positive, as rents continued to rebound from declines seen in 2009 and early 2010. We expect more robust revenue growth will resume in 2011 as the economic growth returns and, most importantly, when sustainable job growth resumes. We also believe reduced availability of financing for new apartment construction will likely limit new apartment construction over the next few quarters, and more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. At the same time, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration and population movement to the southeast and southwest, will continue to build apartment rental demand for our markets.

Should the economy fall back into a recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues.  The continued roll-out of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue dollars. Additionally, we rolled out Level One Leasing Solutions, a 24-hour call support service center, in late fourth quarter, which is expected to contribute increased leasing efficiencies.  We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Throughout the three months ended March 31, 2011, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities.  Additional sources of debt such as life insurance companies have also contributed to a more competitive, favorable market for borrowers. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $31.3 million for the three months ended March 31, 2011 from $25.1 million for the three months ended March 31, 2010. This change was a result of various items, including changes in cash flows associated with the timing of interest payments.

Net cash used in investing activities was approximately $47.3 million during the three months ended March 31, 2011 compared to net cash provided by investing activities of $31.5 million during the three months ended March 31, 2010.  During the three months ended March 31, 2011, we had cash outflows of approximately $30.0 million primarily related to property acquisitions. No communities were acquired during the three months ended March 31, 2010. We also had cash outflows of $3.6 million related to development activities during the three months ended March 31, 2011 compared to $0 during the three months ended March 31, 2010. We received approximately $47.0 million during the three months ended March 31, 2010 primarily related to the contribution of a community to one of our joint ventures. No properties were disposed of during the three months ended March 31, 2011.

Net cash provided by financing activities was approximately $17.3 million for the three months ended March 31, 2011, compared to net cash used in financing activities of approximately $38.1 million during the three months ended March 31, 2010. During the three months ended March 31, 2011, we received net proceeds of approximately $61.2 million from the issuance of shares of common stock through our at-the-market program, or ATM, and $30.0 million through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP. We used a portion of the proceeds to partially fund acquisitions during the three months ended March 31, 2011. During the three months ended March 31, 2010 we received net proceeds of approximately $29.9 million from issuances of shares of common stock through our ATM program.

The weighted average interest rate at March 31, 2011 for the $1.5 billion of debt outstanding was 3.9%, compared to the weighted average interest rate of 4.0% on $1.4 billion of debt outstanding at March 1, 2010. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At March 31, 2011, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of approximately $1.4 billion with all but $6.4 million collateralized and available to borrow at March 31, 2011. We had total borrowings outstanding under these credit facilities of $1.2 billion at March 31, 2011.

Approximately 62% of our outstanding obligations at March 31, 2011 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, all of which was collateralized and available to borrow at March 31, 2011. We had total borrowings outstanding under the FNMA Facilities of approximately $0.9 billion at March 31, 2011. Various traunches of the FNMA Facilities mature from 2011 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 21% of our outstanding obligations at March 31, 2011 were borrowed through facilities with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facilities. The Freddie Mac Facilities have a combined line limit of $300 million, of which $298 million was collateralized and available to borrow at March 31, 2011. We had total borrowings outstanding under the Freddie Mac Facilities of approximately $298 million at March 31, 2011. The Freddie Mac facilities mature in 2011 and 2014. The interest rate on the Freddie Mac Facilities renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30-day or 90-day LIBOR, plus a credit enhancement fee of 0.65% to 0.69%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.33% below LIBOR.

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

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of March 31, 2011 (in thousands):

	Line	Amount	Amount
	Limit	Collateralized	Borrowed
FNMA Credit Facilities	$1,044,429	$1,044,429	$899,833
Freddie Mac Credit Facilities	300,000	298,247	298,247
Regions Credit Facility	50,000	45,310	-
Other Borrowings	253,702	253,702	253,702
Total Debt	$1,648,131	$1,641,688	$1,451,782

As of March 31, 2011, we had entered into interest rate swaps totaling a notional amount of $735 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $271 million as of March 31, 2011. Four major banks provide approximately 95% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2011 (in thousands):

		Average
		Years to
	Principal	Contract	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped	$994,607	3.7	5.2%
Tax-free - Fixed Rate or Swapped	28,695	7.7	4.7%
Conventional - Variable Rate (1)	157,829	3.0	1.1%
Conventional - Variable Rate - Capped (2)	197,936	5.1	0.8%
Tax-free - Variable Rate - Capped (2)	72,715	2.0	1.1%
Total Debt Outstanding	$1,451,782	3.6	3.9%

(1)	Includes a $15 million mortgage with an imbedded cap at a 7% rate.
(2)	When the capped rates are not reached, the average rate represents the rate on the underlying variable debt.

The following schedule outlines the contractual maturity dates of our total borrowing capacity as of March 31, 2011 (in thousands):

	Line Limit
	Credit Facilities
Maturity	Fannie Mae	Freddie Mac	Regions	Other	Total
2011	$80,000	$100,000	$-	$-	$180,000
2012	80,000	-	50,000	-	130,000
2013	203,193	-	-	-	203,193
2014	321,236	200,000	-	17,544	538,780
2015	120,000	-	-	52,054	172,054
2016	80,000	-	-	-	80,000
Thereafter	160,000	-	-	184,104	344,104
Total	$1,044,429	$300,000	$50,000	$253,702	$1,648,131

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of March 31, 2011 (in thousands):

	Swap Balances				Total
			Fannie Mae	Fixed Rate		Contract
	LIBOR	SIFMA	Facility	Balances	Balance	Rate
2011	$158,000	$-	$-	$-	$158,000	5.2%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	-	17,544	161,544	5.7%
2015	75,000	-	-	36,854	111,854	5.6%
2016	-	-	-	-	-	-
Thereafter	-	-	50,000	184,104	234,104	4.7%
Total	$717,000	$17,800	$50,000	$238,502	$1,023,302	5.2%

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $1.2 billion of our outstanding debt through credit facilities as of March 31, 2011.

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

For the three months ended March 31, 2011, our net cash provided by operating activities was short of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $2.5 million. This compares to a shortfall of approximately $5.7 million for the three months ended March 31, 2010. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of March 31, 2011, (dollars in thousands):

Contractual
Obligations (1)	2011	2012	2013	2014	2015	Thereafter	Total
Long-Term Debt (2)	$182,964	$84,476	$183,745	$448,282	$173,254	$379,061	$1,451,782
Fixed Rate or Swapped Interest (3)	33,138	35,992	28,367	19,072	12,904	42,909	172,382
Operating Lease	13	13	4	3	1	-	34
Total	$216,115	$120,481	$212,116	$467,357	$186,159	$421,970	$1,624,198

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2)	Represents principal payments.
(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

Off-Balance Sheet Arrangements

At March 31, 2011, and 2010, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2011, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2011, Mid-America Multifamily Fund II, LLC, or Fund II, owned five properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our 2010 Annual Report on Form 10-K filed on February 24, 2011.

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

There have been no material changes in our market risk as disclosed in the 2010 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which are incorporated by reference herein.

Item 4.    Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Real Estate Investments and Our Operations

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There has been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which have adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2010, we cannot accurately predict that market conditions will continue to improve in the near future or tat our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, continue to impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.

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

We may be adversely affected by new laws and regulations

The current United States administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to health care, financial regulation reform, climate control, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.

Certain rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the continuing economic downturn. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking and regulatory reform that followed in the wake of the Great Depression. The federal legislative response in this area has culminated most recently in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.

Changing laws, regulations and standards relating to corporate governance and public disclosure in particular, including certain provisions of the Dodd-Frank Act and the rules and regulations promulgated thereunder, have created uncertainty for public companies like ours and could significantly increase the costs and risks associated with accessing the United States public markets. Because we are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure, our management team will need to devote significant time and financial resources to comply with these evolving standards for public companies. We intend to continue to invest appropriate resources to comply with both existing and evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We are dependent on key personnel

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could have an adverse effect on us.

New acquisitions may fail to perform as expected, and failure to integrate acquired communities and new personnel could create inefficiencies

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

Changes in the system for establishing United States accounting standards may materially and adversely affect our reported results of operations

Accounting for public companies in the United States has historically been conducted in accordance with generally accepted accounting principles as in effect in the United States, or GAAP. GAAP is established by the Financial Accounting Standards Board, or FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The International Accounting Standards Board, or IASB, is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards, or IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.

IFRS differs in material respects from GAAP. Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than GAAP. “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation.

The SEC has proposed the mandatory adoption of IFRS by United States public companies starting in 2015, with early adoption permitted before that date. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion are uncertain.

We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that will be adopted. Until there is more certainty with respect to the IFRS standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.

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

We may experience increased costs arising from health care reform

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.

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

Risks Related to Our Indebtedness and Financing Activities

A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In April 2011, Standard & Poor’s Ratings Services lowered its outlook in connection with FNMA and Freddie Mac to negative. We do not know when or if FNMA or Freddie Mac will restrict its support of lending to the multifamily industry or to us in particular. As of March 31, 2011, 83% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with maturities ranging from 2011 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

Our financing could be impacted by negative capital market conditions

Over the past two and a half years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of March 31, 2011, 83% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. Furthermore, in April 2011, Standard & Poor’s Ratings Services lowered its outlook in connection with FNMA and Freddie Mac to negative. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse affect on our business, financial condition and prospects.

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

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At March 31, 2011, we had total debt outstanding of $1.5 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of March 31, 2011, our ratio of debt to undepreciated book value was approximately 46%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of March 31, 2011. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 16 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 33 basis points below the associated LIBOR rate, but in the past 3 years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

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

Variable interest rates may adversely affect funds from operations

At March 31, 2011, effectively $158 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $300 million that are variable rate facilities. At March 31, 2011, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at March 31, 2011. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.

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

Risks Related to Our Organization and Ownership of MAA’s Stock

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of March 31, 2011, no shares of preferred stock were issued and outstanding.

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

Market interest rates and low trading volume may have an adverse effect on the market value of our common shares

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of our common shares to go down. In addition, although our common shares are listed on The New York Stock Exchange, or NYSE, the daily trading volume of our shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

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

The stock markets, including NYSE, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

Risks Related to Tax Laws

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

101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of March 31, 2011 (Unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (Unaudited) and 2010 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: May 5, 2011	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)