Form 10-Q
period 2011-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2011-08-09
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 22, 2011
Common Stock, $0.01 par value	37,141,780

MAA
Condensed Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010
(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
Assets:
Real estate assets:
Land	$312,384	$288,890
Buildings and improvements	2,733,279	2,564,887
Furniture, fixtures and equipment	86,519	83,251
Capital improvements in progress	31,437	11,501
	3,163,619	2,948,529
Less accumulated depreciation	(937,334)	(889,841)
	2,226,285	2,058,688

Land held for future development	1,306	1,306
Commercial properties, net	8,231	8,141
Investments in real estate joint ventures	17,613	17,505
Real estate assets, net	2,253,435	2,085,640

Cash and cash equivalents	12,838	45,942
Restricted cash	1,627	1,514
Deferred financing costs, net	13,908	13,713
Other assets	21,752	25,133
Goodwill	4,106	4,106
Assets held for sale	5,855	-
Total assets	$2,313,521	$2,176,048

Liabilities and Shareholders' Equity:
Liabilities:
Notes payable	$1,535,934	$1,500,193
Accounts payable	2,826	1,815
Fair market value of interest rate swaps	41,086	48,936
Accrued expenses and other liabilities	82,451	73,999
Security deposits	6,604	6,693
Liabilities associated with assets held for sale	178	20
Total liabilities	1,669,079	1,631,656

Redeemable stock	4,142	3,764

Shareholders' equity:
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
37,142,477 and 34,871,399 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively (1)	371	348
Additional paid-in capital	1,264,853	1,142,023
Accumulated distributions in excess of net income	(605,316)	(575,021)
Accumulated other comprehensive losses	(42,268)	(48,847)
Total MAA shareholders' equity	617,640	518,503
Noncontrolling interest	22,660	22,125
Total equity	640,300	540,628
Total liabilities and equity	$2,313,521	$2,176,048

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock or liability on the consolidated balance sheet for June 30, 2011 and December 31, 2010 are 62,601 and 62,234, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2011 and 2010
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues:
Rental revenues	$100,924	$90,592	$198,369	$180,468
Other property revenues	9,302	7,648	18,484	14,616
Total property revenues	110,226	98,240	216,853	195,084
Management fee income	263	155	486	291
Total operating revenues	110,489	98,395	217,339	195,375
Property operating expenses:
Personnel	13,581	12,623	26,663	24,890
Building repairs and maintenance	3,809	3,633	7,135	6,936
Real estate taxes and insurance	12,562	11,271	25,001	23,120
Utilities	6,372	5,636	12,507	11,200
Landscaping	2,702	2,504	5,384	5,000
Other operating	8,387	6,707	16,037	12,503
Depreciation	28,021	24,811	55,629	49,761
Total property operating expenses	75,434	67,185	148,356	133,410
Acquisition expenses	1,520	486	1,739	462
Property management expenses	5,194	4,479	10,338	8,756
General and administrative expenses	5,439	3,110	10,049	5,921
Income from continuing operations before non-operating items	22,902	23,135	46,857	46,826
Interest and other non-property income	114	86	349	401
Interest expense	(14,149)	(13,982)	(28,128)	(27,863)
Loss on debt extinguishment	(48)	-	(48)	-
Amortization of deferred financing costs	(707)	(648)	(1,422)	(1,243)
Asset impairment	-	(1,590)	-	(1,590)
Net casualty (loss) gains and other settlement proceeds	(265)	102	(406)	258
Loss on sale of non-depreciable assets	-	-	(6)	-
Gain on properties contributed to joint ventures	-	-	-	371
Income from continuing operations before
loss from real estate joint ventures	7,847	7,103	17,196	17,160
Loss from real estate joint ventures	(178)	(298)	(423)	(574)
Income from continuing operations	7,669	6,805	16,773	16,586
Discontinued operations:
Income from discontinued operations before loss on sale	11	85	69	153
Net loss on insurance and other settlement proceeds on
discontinued operations	-	-	(7)	-
Loss on sale of discontinued operations	-	(2)	-	(2)
Consolidated net income	7,680	6,888	16,835	16,737
Net income attributable to noncontrolling interests	252	228	563	665
Net income attributable to MAA	7,428	6,660	16,272	16,072
Preferred dividend distributions	-	2,704	-	5,920
Premiums and original issuance costs associated with the
redemption of preferred stock	-	2,573	-	2,573
Net income available for common shareholders	$7,428	$1,383	$16,272	$7,579

Earnings per common share - basic:
Income from continuing operations
available for common shareholders	$0.20	$0.04	$0.45	$0.25
Discontinued property operations	-	-	-	-
Net income available for common shareholders	$0.20	$0.04	$0.45	$0.25

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.20	$0.04	$0.44	$0.25
Discontinued property operations	-	-	-	-
Net income available for common shareholders	$0.20	$0.04	$0.44	$0.25

Dividends declared per common share	$0.6275	$0.6150	$1.2550	$1.2300

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Consolidated net income	$16,835	$16,737
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of deferred financing costs	57,318	51,266
Stock compensation expense	1,686	1,131
Redeemable stock issued	293	213
Amortization of debt premium	(180)	(180)
Loss from investments in real estate joint ventures	423	574
Loss on debt extinguishment	48	-
Derivative interest expense	222	300
Loss on sale of non-depreciable assets	6	-
Loss (gain) on sale of discontinued operations	-	2
Asset impairment	-	1,590
Net casualty loss (gains) and other settlement proceeds	406	(258)
Gain on properties contributed to joint ventures	-	(371)
Changes in assets and liabilities:
Restricted cash	(113)	(169)
Other assets	1,943	1,447
Accounts payable	1,012	(234)
Accrued expenses and other	3,714	(4,436)
Security deposits	(62)	(696)
Net cash provided by operating activities	83,551	66,916
Cash flows from investing activities:
Purchases of real estate and other assets	(185,901)	(69,718)
Improvements to existing real estate assets	(25,781)	(21,901)
Renovations to existing real estate assets	(6,005)	(3,552)
Development	(8,658)	-
Distributions from real estate joint ventures	828	1,481
Contributions to real estate joint ventures	(1,373)	(6,006)
Proceeds from disposition of real estate assets	320	48,074
Net cash used in investing activities	(226,570)	(51,622)
Cash flows from financing activities:
Net change in credit lines	(12,817)	(55,000)
Proceeds from notes payable	150,350	19,500
Principal payments on notes payable	(101,612)	(721)
Payment of deferred financing costs	(1,700)	(5,731)
Repurchase of common stock	(2,260)	(813)
Proceeds from issuances of common shares	125,737	161,999
Distributions to noncontrolling interests	(2,719)	(2,927)
Dividends paid on common shares	(45,064)	(36,198)
Dividends paid on preferred shares	-	(6,467)
Redemption of preferred stock	-	(77,510)
Net cash provided by (used in) financing activities	109,915	(3,868)
Net (decrease) increase in cash and cash equivalents	(33,104)	11,426
Cash and cash equivalents, beginning of period	45,942	13,819
Cash and cash equivalents, end of period	$12,838	$25,245

Supplemental disclosure of cash flow information:
Interest paid	$28,034	$28,458
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$2,878	$1,190
Accrued construction in progress	$6,775	$2,139
Interest capitalized	$459	$-
Marked-to-market adjustment on derivative instruments	$6,587	$(10,063)
Reclassification of redeemable stock to liabilities	$151	$269

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

1.	Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of June 30, 2011, we owned or owned interests in a total of 164 multifamily apartment communities comprising 48,189 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and five communities comprising 1,635 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. In addition, we also had two development communities and a second phase to an existing community under construction totaling 950 units as of June 30, 2011. No units for the development projects were completed as of June 30, 2011 and they are therefore not included in the totals above.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2010 annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of MAA and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature except for those disclosed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

Out of Period Adjustment

In the three months ended June 30, 2011, we recorded a $1.8 million non-cash adjustment to general and administrative expenses related to restricted stock grants issued to certain employees. This error correction represents a cumulative adjustment for the 3.5 year period ended June 30, 2011, required by Accounting Standards Codification, or ASC, 718 to record expense under certain of our restricted stock grant based incentive plans using liability accounting rather than treating these grants as equity awards. We deemed the out of period portion of this adjustment to be immaterial to all periods presented. Liability accounting is required as a result of a past practice by MAA which allowed participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. This practice was discontinued after the end of the second quarter.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and six month periods ended June 30, 2011 and 2010, our basic earnings per share is computed using the two class method and our diluted earnings per share is computed using the treasury stock method as follows (dollars and shares in thousands, except per share amounts):

	For the three months ended			For the six months ended
	June 30,			June 30,
	2011	2010		2011	2010
Shares Outstanding
Weighted average common shares - basic	36,836	30,628		36,274	29,883
Weighted average partnership units outstanding	1,982	-	(1)	2,041	-	(1)
Effect of dilutive securities	105	108		105	84
Weighted average common shares - diluted	38,923	30,736		38,420	29,967

Calculation of Earnings per Share - basic
Net income available for common shareholders	$7,428	$1,383		$16,272	$7,579
Net income allocated to unvested restricted shares	(2)	(15)		(11)	(44)
Net income available for common shareholders,
adjusted	$7,426	$1,368		$16,261	$7,535

Weighted average common shares - basic	36,836	30,628		36,274	29,883
Earnings per share - basic	$0.20	$0.04		$0.45	$0.25

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$7,428	$1,383		$16,272	$7,579
Net income attributable to noncontrolling interests	252	-	(1)	563	-	(1)
Adjusted net income available for
common shareholders	$7,680	$1,383		$16,835	$7,579

Weighted average common shares - diluted	38,923	30,736		38,420	29,967
Earnings per share - diluted	$0.20	$0.04		$0.44	$0.25

(1) Operating partnership units are not included in dilutive earnings per share calculations for the three or six month periods ended June 30, 2010, as they were not dilutive.

2.	Segment Information

As of June 30, 2011, we owned or had an ownership interest in 164 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

On the first day of each calendar year, we determine the composition of our same store operating segments for that year, which allows us to evaluate full period-over-period operating comparisons.  We utilize net operating income, or NOI, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues and NOI for each reportable segment for the three and six month periods ended June 30, 2011 and 2010, were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Large Market Same Store	$50,492	$48,551	$100,397	$96,736
Secondary Market Same Store	46,863	44,809	93,099	89,045
Non-Same Store and Other	12,871	4,880	23,357	9,303
Total property revenues	110,226	98,240	216,853	195,084
Management fee income	263	155	486	291
Total operating revenues	$110,489	$98,395	$217,339	$195,375

NOI
Large Market Same Store	$28,684	$27,672	$57,346	$55,080
Secondary Market Same Store	26,897	25,531	54,064	51,361
Non-Same Store and Other	7,385	2,891	13,071	5,430
Total NOI	62,966	56,094	124,481	111,871
Discontinued operations NOI included above	(153)	(228)	(355)	(436)
Management fee income	263	155	486	291
Depreciation	(28,021)	(24,811)	(55,629)	(49,761)
Acquisition expense	(1,520)	(486)	(1,739)	(462)
Property management expense	(5,194)	(4,479)	(10,338)	(8,756)
General and administrative expense	(5,439)	(3,110)	(10,049)	(5,921)
Interest and other non-property income	114	86	349	401
Interest expense	(14,149)	(13,982)	(28,128)	(27,863)
Loss on debt extinguishment	(48)	-	(48)	-
Amortization of deferred financing costs	(707)	(648)	(1,422)	(1,243)
Asset impairment	-	(1,590)	-	(1,590)
Net casualty gains (loss) and other settlement proceeds	(265)	102	(406)	258
Loss on sale of non-depreciable assets	-	-	(6)	-
Gain on properties contributed to joint ventures	-	-	-	371
Loss from real estate joint ventures	(178)	(298)	(423)	(574)
Discontinued operations	11	83	62	151
Net income attributable to noncontrolling interests	(252)	(228)	(563)	(665)
Net income attributable to MAA	$7,428	$6,660	$16,272	$16,072

Assets for each reportable segment as of June 30, 2011 and December 31, 2010, were as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Assets
Large Market Same Store	$1,030,579	$1,044,321
Secondary Market Same Store	676,674	683,389
Non-Same Store and Other	560,438	359,606
Corporate assets	45,830	88,732
Total assets	$2,313,521	$2,176,048

3.	Comprehensive Income and Equity

Total comprehensive income, equity and their components for the six month periods ended June 30, 2011, and 2010, were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
				Accumulated	Accumulated
	Preferred	Common	Additional	Distributions	Other
	Stock	Stock	Paid-In	in Excess of	Comprehensive	Noncontrolling	Total
	Amount	Amount	Capital	Net Income	Income (Loss)	Interest	Equity
EQUITY BALANCE DECEMBER 31, 2010	$-	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628
Comprehensive income:
Net income	-	-	-	16,272	-	563	16,835
Other comprehensive income - derivative instruments (cash flow hedges)	-	-	-	-	6,579	230	6,809
Comprehensive income	-	-	-	-	-	-	23,644
Issuance and registration of common shares	-	21	125,679	-	-	-	125,700
Shares repurchased and retired	-	-	(2,260)	-	-	-	(2,260)
Exercise of stock options	-	-	38	-	-	-	38
Shares issued in exchange for units	-	2	2,876	-	-	(2,878)	-
Redeemable stock fair market value	-	-	-	(235)	-	-	(235)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-	-	(5,189)	-	-	5,189	-
Amortization of unearned compensation	-	-	1,686	-	-	-	1,686
Dividends on common stock ($1.2550 per share)	-	-	-	(46,332)	-	-	(46,332)
Dividends on noncontrolling interest units ($1.2550 per unit)	-	-	-	-	-	(2,569)	(2,569)
EQUITY BALANCE JUNE 30, 2011	$-	$371	$1,264,853	$(605,316)	$(42,268)	$22,660	$640,300

	Mid-America Apartment Communities, Inc. Shareholders
				Accumulated	Accumulated
	Preferred	Common	Additional	Distributions	Other
	Stock	Stock	Paid-In	in Excess of	Comprehensive	Noncontrolling	Total
	Amount	Amount	Capital	Net Income	Income (Loss)	Interest	Equity
EQUITY BALANCE DECEMBER 31, 2009	$62	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226
Comprehensive income:
Net income	-	-	-	16,072	-	665	16,737
Other comprehensive income - derivative instruments (cash flow hedges)	-	-	-	-	(9,401)	(362)	(9,763)
Comprehensive income	-	-	-	-	-	-	6,974
Issuance and registration of common shares	-	32	161,931	-	-	-	161,963
Shares repurchased and retired	-	-	(813)	-	-	-	(813)
Exercise of stock options	-	-	33	-	-	-	33
Shares issued in exchange for units	-	-	1,190	-	-	(1,190)	-
Redeemable stock fair market value	-	-	-	(154)	-	-	(154)
Adjustment for Noncontrolling Interest Ownership in operating partnership	-	-	(3,053)	-	-	3,053	-
Amortization of unearned compensation	-	-	1,123	-	-	-	1,123
Dividends on common stock ($1.2300 per share)		-	-	(38,157)	-	-	(38,157)
Dividends on noncontrolling interest units ($1.2300 per unit)	-	-	-	-	-	(2,861)	(2,861)
Redemption of preferred stock	(31)	-	(74,906)	(2,573)	-	-	(77,510)
Dividends on preferred stock	-	-	-	(5,920)	-	-	(5,920)
EQUITY BALANCE JUNE 30, 2010	$31	$322	$1,074,147	$(541,725)	$(56,836)	$21,965	$497,904

4.	Real Estate Acquisitions

The following communities were purchased during the quarter ended June 30, 2011:

	Location	Number
Community	(Metropolitan Statistical Area (MSA))	of Units	Date Purchased
100% Owned Communities
The Retreat at Magnolia Parke	Gainesville, FL	204	April 20, 2011
Atlantic Crossing	Jacksonville, FL	200	April 29, 2011
Hamptons at Hunton Park	Glen Allen, VA (Richmond)	300	June 1, 2011
Avala at Savannah Quarters	Pooler, GA (Savannah)	256	June 13, 2011
Tattersall at Tapestry Park	Jacksonville, FL	279	June 23, 2011

On May 4, 2011, we also purchased a land parcel and contracted to build a 312-unit community in Little Rock, Arkansas.

The acquisitions were funded by common stock issuances through our at-the-market program and borrowings under our current credit facilities.

5.	Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, and in accordance with accounting standards governing the disposal of long lived assets, the 260-unit Lodge at Timberglen apartments in Dallas, Texas is considered a discontinued operation in the accompanying condensed consolidated financial statements.

The following is a summary of discontinued operations for the three and six month periods ended July 30, 2011 and 2010, (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 30,		July 30,
	2011	2010	2011	2010
Revenues
Rental revenues	$441	$457	$877	$889
Other revenues	50	49	102	101
Total revenues	491	506	979	990
Expenses
Property operating expenses	338	278	624	554
Depreciation	134	132	267	262
Interest expense	8	11	19	21
Total expense	480	421	910	837
Income from discontinued operations before
gain on sale	11	85	69	153
Net loss on insurance and other settlement
proceeds on discontinued operations	-	-	(7)	-
Loss on sale of discontinued operations	-	(2)	-	(2)
Income from discontinued operations	$11	$83	$62	$151

6.	Share and Unit Information

On June 30, 2011, 37,142,477 common shares and 1,951,819 operating partnership units were issued and outstanding, representing a total of 39,094,296 shares and units. Additionally, we had outstanding options for the purchase of 14,457 shares of common stock at June 30, 2011. At June 30, 2010, 32,299,493 common shares and 2,198,090 operating partnership units were outstanding, representing a total of 34,497,583 shares and units. Additionally, MAA had outstanding options for the purchase of 21,557 shares of common stock at June 30, 2010.

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

During the three and six month periods ended June 30, 2011, we issued 528,674 shares and 1,522,473 shares of common stock, respectively,  through our ATM programs for net proceeds of $34.1 million and $95.3 million, respectively. During the three and six month periods ended June 30, 2010, we issued a total of 2,503,600 shares and 3,074,600 shares of common stock, respectively through our ATM programs for net proceeds of $131.6 million and $161.5 million, respectively.

During the three and six month periods ended June 30, 2011, we issued 151 shares and 495,387 shares of common stock, respectively, through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in net proceeds of $10.2 thousand and $30.0 million, respectively. During the three and six month periods ended June 30, 2010 we issued 187 shares and 521 shares of common stock, respectively, through our DRSPP resulting in net proceeds of $10.3 thousand and $27.5 thousand, respectively.

During the three months ended March 31, 2011, 25,082 shares of MAA’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. No such acquisitions occurred during the three month period ended June 30, 2011.

7.	Notes Payable

On June 30, 2011 and December 31, 2010, we had total indebtedness of $1,535,934,000 and $1,500,193,000, respectively. Our indebtedness as of June 30, 2011 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide secured credit facilities.

On June 1, 2011, we paid off our $100 million credit facility with Financial Federal, which was credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and was scheduled to mature on July 1, 2011. Also on June 1, 2011, we closed on a ten-year $128 million note through an insurance company. The note has a fixed interest rate of 5.08%

As of June 30, 2011, approximately 75% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by Freddie Mac, and a $50 million bank facility with a syndicate of banks.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 25 interest rate swaps and 21 interest rate caps as of June 30, 2011, representing notional amounts of $651,800,000 and $270,651,000, respectively.

The following table summarizes our debt structure as of June 30, 2011 (dollars in thousands):

	Borrowed	Effective	Contract
	Balance	Rate	Maturity
Fixed Rate Debt
Individual property mortgages	$354,756	5.0%	7/2/2020
Tax-exempt	10,715	5.3%	12/1/2028
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	634,000	5.2%	5/18/2013
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate debt	1,067,271	5.1%	1/28/2016

Variable Rate Debt (1)
FNMA conventional credit facilities	314,318	0.8%	8/16/2014
FNMA tax-free credit facilities	72,715	0.9%	7/23/2031
Feddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	12/10/2015
Bank facility	2,183	5.0%	3/31/2012
Total variable rate debt	468,663	0.9%	4/6/2017

Total Outstanding Debt	$1,535,934	3.8%	6/8/2016

(1) Includes capped balances.

8.	Derivatives and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2011 and 2010, we recorded ineffectiveness of $101,000 and $155,000, respectively, and during the six months ended June 30, 2011 and 2010, $96,000 and $259,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the six months ended June 30, 2011, we also had eight interest rate caps with a total notional amount of $51.2 million, (two of these caps with a collective notional of $19.5 million matured during the first quarter of 2011), where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended June 30, 2011 and 2010, we recorded a loss of $3,000 and a gain of less than $1,000, respectively, and during the six months ended June 30, 2011 and 2010, we recorded a  loss of $6,000 and $31,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $23.0 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of June 30, 2011 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	21	$ 270,651,000
Interest Rate Swaps	25	$ 651,800,000

Non-designated Hedges

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as qualifying accounting hedges under Accounting Standards Codification, or ASC, 815.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, respectively:

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of
June 30, 2011 and December 31, 2010 (dollars in thousands)

	Asset Derivatives			Liability Derivative
		30-Jun-11	31-Dec-10		30-Jun-11	31-Dec-10
	Balance			Balance
Derivatives designated as	Sheet			Sheet
hedging instruments	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Fair market
value of
interest rate
Interest rate contracts	Other assets	$2,445	$3,641	swaps	$41,086	$48,936

Total derivatives designated as
hedging instruments		$2,445	$3,641		$41,086	$48,936

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, respectively.

Effect of Derivative Instruments on the Consolidated Statement of Operations for the
Three and Six Months Ended June 30, 2011 and 2010 (dollars in thousands)

						Location of Gain or
						(Loss Recognized in
			Location of Gain			Income on Derivative	Amount of Gain or
			or (Loss)	Amount of Gain or		(Ineffective Portion	(Loss) Recognized in
	Amount of Gain or (Loss)		Reclassified from	(Loss) Reclassified		and Amount	Income on Derivative
	Recognized in OCI on		Accumulated OCI	from Accumulated OCI		Excluded from	(Ineffective Portion and
Derivatives in Cash Flow	Derivative (Effective		into Income	into Income (Effective		Effectiveness	Amount Excluded from
Hedging Relationships	Portion)		(Effective Portion)	Portion)		Testing)	Effectiveness Testing)
	2011	2010		2011	2010		2011	2010

Three months ended June 30,

Interest rate contracts	$(8,026)	$(14,955)	Interest expense	$(7,374)	$(8,624)	Interest expense	$(104)	$(154)

Total derivatives in cash flow
hedging relationships	$(8,026)	$(14,955)		$(7,374)	$(8,624)		$(104)	$(154)

Six months ended June 30,

Interest rate contracts	$(8,202)	$(27,788)	Interest expense	$(15,012)	$(18,026)	Interest expense	$(102)	$(290)

Total derivatives in cash flow
hedging relationships	$(8,202)	$(27,788)		$(15,012)	$(18,026)		$(102)	$(290)

Credit-risk-related Contingent Features

As of June 30, 2011, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $45.4 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $41.1 million at June 30, 2011.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2011, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $18.7 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $45.4 million as of June 30, 2011.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AAA by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of June 30, 2011.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

See also Note 9.

9.	Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at June 30, 2011 and December 31, 2010, totaled $415 million and $267 million, respectively, and had estimated fair values of $312 million and $238 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of June 30, 2011 and December 31, 2010. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2011 and December 31, 2010, totaled $1,121 million and $1,233 million, respectively, and had estimated fair values of $1,037 million and $1,151 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of June 30, 2011 and December 31, 2010.

On January 1, 2008, we adopted Financial Accounting Standards Board, or FASB, ASC 820 Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the year ended December 31, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2011 and December 31, 2010 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets
Derivative financial instruments	$—	$2,445	$—	$2,445
Liabilities
Derivative financial instruments	$—	$41,086	$—	$41,086

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Derivative financial instruments	$—	$3,641	$—	$3,641
Liabilities
Derivative financial instruments	$—	$48,936	$—	$48,936

The fair value estimates presented herein are based on information available to management as of June 30, 2011 and December 31, 2010.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Note 8.

10.	Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 will be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt ASU 2011-05 in the interim and annual periods of fiscal year 2012 and we expect this to change the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We will adopt ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial condition or results of operations taken as a whole.

11.	Subsequent Events

Financing Activity

On July 29, 2011, we issued $135 million of Senior Guaranteed Notes. The notes have an average maturity of 9.1 years and an average interest rate of 5.15%

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of the Three Months Ended June 30, 2011

We experienced an increase in income from continuing operations before non-operating items for the three months ended June 30, 2011 over the three months ended June 30, 2010 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 4.6% increase in our secondary market same store segment, a 4.0% increase in our large market same store segment and a 163.8% increase in our non-same store and other segment, which was primarily a result of acquisitions. We acquired five properties for our wholly-owned portfolio during the three months ended June 30, 2011. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

As of June 30, 2011, the total number of apartment units that MAA owned 100% was 45,928 in 157 communities, compared to 43,063 apartment units in 146 communities at June 30, 2010. For these communities, the average rent per apartment unit, excluding units in lease-up, increased to $762 at June 30, 2011 from $721 at June 30, 2010.  For these same units, overall occupancy at June 30, 2011 and 2010 was 96.3% and 96.2%, respectively. Average rent per unit is equal to the average of gross rent amounts for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units.

The following is a discussion of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2011 and 2010.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Periodic Report on Form 10-Q.

Results of Operations

Comparison of the Three Month Period Ended June 30, 2011 to the Three Month Period Ended June 30, 2010

Property revenues for the three months ended June 30, 2011 were approximately $110.2 million, an increase of approximately $12.0 million from the three months ended June 30, 2010 due to (i) a $1.9 million increase in property revenues from our large market same store group primarily as a result in an increase in average rent per unit, (ii) a $2.1 million increase in property revenues from our secondary market same store group primarily as a result in an increase in average rent per unit and (iii) a $8.0 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation. Property operating expenses, excluding depreciation, for the three months ended June 30, 2011 were approximately $47.4 million, an increase of approximately $5.0 million from the three months ended June 30, 2010 due primarily to increases in property operating expenses of (i) $0.9 million from our large market same store group, (ii) $0.7 million from our secondary market same store group, and (iii) $3.4 million from our non-same store and other group, mainly as a result of acquisitions.

Depreciation expense for the three months ended June 30, 2011 was approximately $28.0 million, an increase of approximately $3.2 million from the three months ended June 30, 2010 primarily due to the increases in depreciation expense of (i) $0.3 million from our large market same store group, (ii) $0.2 million from our secondary market same store group, and (iii) $2.7 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

General and administrative expenses increased approximately $2.3 million for the three months ended June 30, 2011 from the three months ended June 30, 2010, primarily as a result of a $1.8 million cumulative non-cash adjustment related to the accounting treatment for certain of our long-term incentive plans.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $0.8 million in the three months ended June 30, 2011 from the three months ended June 30, 2010.

Comparison of the Six Month Period Ended June 30, 2011 to the Six Month Period Ended June 30, 2010

Property revenues for the six months ended June 30, 2011 were approximately $216.9 million, an increase of approximately $21.8 million from the six months ended June 30, 2010 due to (i) a $3.7 million increase in property revenues from our large market same store group primarily as a result in an increase in average rent per unit, (ii) a $4.0 million increase in property revenues from our secondary market same store group primarily as a result in an increase in average rent per unit and (iii) a $14.1 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation. Property operating expenses, excluding depreciation, for the six months ended June 30, 2011 were approximately $92.7 million, an increase of approximately $9.1 million from the six months ended June 30, 2010 due primarily to increases in property operating expenses of (i) $1.4 million from our large market same store group, (ii) $1.4 million from our secondary market same store group, and (iii) $6.3 million from our non-same store and other group, mainly as a result of acquisitions.

Depreciation expense for the six months ended June 30, 2011 was approximately $55.6 million, an increase of approximately $5.9 million from the six months ended June 30, 2010 primarily due to the increases in depreciation expense of (i) $0.4 million from our large market same store group, (ii) $0.3 million from our secondary market same store group, and (iii) $5.2 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

General and administrative expenses increased approximately $4.1 million for the six months ended June 30, 2011 from the six months ended June 30, 2010, primarily as a result of a $1.8 million cumulative non-cash adjustment related to the accounting treatment for certain of our long-term incentive plans and increased annual employee incentives resulting from improved company performance.

Property management expenses and general and administrative expenses increased for the six months ended June 30, 2011 from the six months ended June 30, 2010 by $1.6 million and $2.3 million, respectively, partially as a result of increased associate incentives resulting from improved performance.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $0.2 million in the six months ended June 30, 2011 from the six months ended June 30, 2010.

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

The following table is a reconciliation of FFO to net income attributable to MAA for the three and six month periods ended June 30, 2011, and 2010 (dollars and shares in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Net income attributable to MAA	$7,428	$6,660	$16,272	$16,072
Depreciation of real estate assets	27,469	24,300	54,548	48,739
Net casualty loss (gain) and other settlement proceeds	265	(102)	406	(258)
Gain on properties contributed to joint ventures	-	-	-	(371)
Net casualty loss and other settlement proceeds
of discontinued operations	-	-	7	-
Depreciation of real estate assets of discontinued operations	134	132	267	262
Loss on sales of discontinued operations	-	2	-	2
Depreciation of real estate assets of real estate joint ventures	627	470	1,141	872
Preferred dividend distribution	-	(2,704)	-	(5,920)
Net income attributable to noncontrolling interests	252	228	563	665
Premiums and original issuance costs associated
with the redemption of preferred stock	-	(2,573)	-	(2,573)
Funds from operations	$36,175	$26,413	$73,204	$57,490

FFO for the three and six month periods ended June 30, 2011 increased approximately $9.8 million and $15.7 million, respectively from the three and six month periods ended June 30, 2010 primarily as a result of the increases in property revenues of approximately $12.0 million and $21.8 million discussed above that were only partially offset by the $5.0 million and $9.1 million increases in property operating expenses.

Trends

During the three months ended June 30, 2011, rental demand for apartments continued to improve relative to the same period in 2010 and the prior quarter.  This was evident through three encouraging trends that have continued from the three months ended March 31, 2011: (1) increasing prices on both new leases and renewals signed during the quarter; (2) increasing effective rent per unit (a longer term trend of increasing rents); and (3)strong and steady occupancy as compared to both the prior quarter and the three months ended June 30, 2010.  Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

As mentioned above, the pricing trends through the three months ended June 30, 2011 are encouraging.  However, with job growth, one of the primary drivers of apartment demand, continuing to be stagnant, we remain cautious about apartment demand and pricing but optimistic about the long term prospects for apartment demand as job growth returns.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of June 30, 2011, with our entrance into the Richmond market, we were invested in over 50 separate markets, with 60% of our gross assets in large markets and 40% of our gross assets in select secondary markets.

We also continue to benefit on the supply side.  Supply declined in 2010 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.  We expect this relative new supply compression to be a continuing positive influence over the next several quarters as supply that did come to market before the slowdown moves further away from the lease up stage and new supply remains limited.

As with the three months ended March 31, 2011, our focus in the three months ended June 30, 2011 was on maintaining strong occupancy performance and aggressively pushing pricing where possible through our revenue management system. Through these efforts, our average same store physical occupancy (large market same store and secondary market same store segments combined) in the three months ended June 30, 2011 remained consistent with the three months ended June 30, 2010 and improved approximately 30 basis points from the three months ended March 31, 2011.  All three periods saw occupancy hold in the low to mid 96% range. As mentioned above, effective rent per unit for the three months ended June 30, 2011 was positive on both a quarter over quarter and sequential quarter basis.  The pricing trend turned positive in late 2010, has continued into the first half of 2011, and is expected to continue to grow through the remainder of 2011 and into 2012.

Overall same store revenues increased 4.3% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This included an increase of just under $1 million due to our new bulk cable program. With cable expense netted into cable revenues, same store revenues increased 3.8% over this period, up from 3% in the three months ended March 31, 2011. We expect even more robust revenue growth will occur in the latter half of 2011 as the impact of rising rents penetrates a greater percentage of the portfolio.  Once economic growth returns and, most importantly, sustainable job growth resumes, we believe the long term outlook for the multifamily sector will be strong.  Furthermore, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

Should the economy fall back into a recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues.  The continued roll-out of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue dollars. Additionally, we rolled out Level One Leasing Solutions, a 24-hour call support service center, in late 2010, which is expected to contribute to increased leasing efficiencies.  We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Throughout the three months ended June 30, 2011, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities.  Additional sources of debt such as life insurance companies have also contributed to a more competitive, favorable market for borrowers. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $83.6 million for the six months ended June 30, 2011 from $66.9 million for the six months ended June 30, 2010. This change is mainly a result of cash inflows from property operations induced by the $21.8 million increase in operating revenue for the six months ended June 30, 2011 from the six months ended June 30, 2010 being above the $9.1 million increase in property operating expenses, excluding depreciation, and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $226.6 million during the six months ended June 30, 2011 compared to $51.6 million during the six months ended June 30, 2010.  During the six months ended June 30, 2011, we had cash outflows of approximately $185.9 million primarily related to property acquisitions, compared to approximately $69.7 million for the six months ended June 30, 2010. We also had cash outflows of $8.7 million related to development activities during the six months ended June 30, 2011. No communities were under development during the six months ended June 30, 2010. We received approximately $48.1 million during the six months ended June 30, 2010 primarily related to the contribution of a community to one of our joint ventures. No properties were disposed of during the six months ended June 30, 2011.

Net cash provided by financing activities was approximately $109.9 million for the six months ended June 30, 2011, compared to net cash used in financing activities of approximately $3.9 million during the six months ended June 30, 2010. During the six months ended June 30, 2011 we received net proceeds of approximately $125.7 million primarily from the issuance of shares of common stock through our ATM program, and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to partially fund acquisitions during the six months ended June 30, 2011. During the six months ended June 30, 2010, we received proceeds of approximately $162.0 million from the issuance of shares of common stock through our ATM and used $77.5 million to fund a partial redemption of our 8.30% Series H Cumulative Redeemable Preferred Stock. Cash received from debt increased by approximately $72.1 million for the six months ended June 30, 2011 from the six months ended June 30, 2010, primarily due to cash inflows from the addition of conventional mortgages and the reduction in cash outflows due to decreased borrowings under our credit facilities.

The weighted average interest rate at June 30, 2011 for the $1.5 billion of debt outstanding was 3.8%, compared to the weighted average interest rate of 4.0% on $1.4 billion of debt outstanding at June 30, 2010. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On June 1, 2011, we paid off a $100 million credit facility with Financial Federal, which was credit enhanced by Freddie Mac, and was scheduled to mature on July 1, 2011. Also on June 1, 2011, we closed on a ten-year $128 million note through an insurance company. The note has a fixed interest rate of 5.08%

At June 30, 2011, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by FNMA, Financial Federal, which are credit enhanced by Freddie Mac, and a $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of approximately $1.3 billion with all but $2.9 million collateralized and available to borrow at June 30, 2011. We had total borrowings outstanding under these credit facilities of $1.2 billion at June 30, 2011.

Approximately 62% of our outstanding obligations at June 30, 2011 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $1.0 billion, all of which was collateralized and available to borrow at June 30, 2011. We had total borrowings outstanding under the FNMA Facilities of just under $1.0 billion at June 30, 2011. Various traunches of the FNMA Facilities mature from 2011 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.15% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 13% of our outstanding obligations at June 30, 2011 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200 million, of which $198 million was collateralized and available to borrow at June 30, 2011. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198 million at June 30, 2011. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30-day or 90-day LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.32% below LIBOR.

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

The following schedule details the line limits, collateralized availability, outstanding balances and contract maturities of our various borrowings as of June 30, 2011 (in thousands):

			Amount Outstanding
				Average Years
	Line	Amount		to Contract
	Limit	Collateralized	Borrowed	Maturity
Fannie Mae Credit Facilities	$1,044,429	$1,044,429	$954,833	4.9
Freddie Mac Credit Facilities	200,000	198,247	198,247	3.0
Regions Credit Facility	50,000	48,827	2,183	0.8
Other Borrowings	380,671	380,671	380,671	9.1
Total Debt	$1,675,100	$1,672,174	$1,535,934	5.7

 As of June 30, 2011, we had entered into interest rate swaps totaling a notional amount of $652 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $271 million as of June 30, 2011. Four major banks provide approximately 97% of our derivative fair value, all of which have high investment grade ratings from Moody’s and Standard & Poors.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2011 (in thousands):

		Average Years
	Principal	to Rate	Effective
	Balance	Maturity	Rate
Conventional - Fixed Rate or Swapped	$1,038,756	4.5	5.1%
Tax-free - Fixed Rate or Swapped	28,515	7.4	4.7%
Conventional - Variable Rate - Capped (1)	197,936	4.9	0.8%
Tax-free - Variable Rate - Capped (1)	72,715	1.7	0.9%
Total Fixed or Hedged Rate Maturity	1,337,922	4.5	4.2%
Conventional - Variable Rate (2)	198,012	0.2	1.0%
Total Interest Rate Maturity	$1,535,934	3.9	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.
(2)	Includes a $15 million mortgage with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowing capacity as of June 30, 2011 (in thousands):

	Line Limit
	Credit Facilities
Maturity	Fannie Mae	Freddie Mac	Regions	Other	Total
2011	$80,000	$-	$-	$-	$80,000
2012	80,000	-	50,000	-	130,000
2013	203,193	-	-	-	203,193
2014	229,721	200,000	-	17,375	447,096
2015	120,000	-	-	51,879	171,879
2016	80,000	-	-	-	80,000
Thereafter	251,515	-	-	311,417	562,932
Total	$1,044,429	$200,000	$50,000	$380,671	$1,675,100

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of June 30, 2011 (in thousands):

	Swap Balances				Total
			Fannie Mae	Fixed Rate		Contract
	LIBOR	SIFMA	Facility	Balances	Balance	Rate
2011	$75,000	$-	$-	$-	$75,000	4.9%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	-	17,375	161,375	5.7%
2015	75,000	-	-	36,679	111,679	5.6%
2016	-	-	-	-	-	-
Thereafter	-	-	50,000	311,417	361,417	4.8%
Total	$634,000	$17,800	$50,000	$365,471	$1,067,271	5.2%

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $1.2 billion of our outstanding debt through credit facilities as of June 30, 2011.

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

For the six months ended June 30, 2011, our net cash provided by operating activities was in excess of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $10.0 million. This compares to a shortfall of approximately $0.6 million for the six months ended June 30, 2010. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of June 30, 2011, (dollars in thousands):

Contractual
Obligations (1)	2011	2012	2013	2014	2015	Thereafter	Total
Long-Term Debt (2)	$81,933	$86,659	$203,745	$448,282	$173,254	$542,061	$1,535,934
Fixed Rate or
Swapped Interest (3)	24,470	42,494	34,869	25,575	19,406	73,424	220,238
Purchase Obligations (4)	2,398	9,004	-	-	-	-	11,402
Operating Leases	9	13	4	3	1	-	30
Total	$108,810	$138,170	$238,618	$473,860	$192,661	$615,485	$1,767,604

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2)	Represents principal payments.
(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.
(4)	Represents development fees.

Off-Balance Sheet Arrangements

At June 30, 2011, and 2010, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2011, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2011, Mid-America Multifamily Fund II, LLC, or Fund II, owned five properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our 2010 Annual Report on Form 10-K filed on February 24, 2011.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2011. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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

Impact of Recently Issued Accounting Standards

In June 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 will be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt ASU 2011-05 in the interim and annual periods of fiscal year 2012 and we expect this to change the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We will adopt ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

Item 4.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Real Estate Investments and Our Operations

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There has been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which have adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2010, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, continue to impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.

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

Changes in the system for establishing United States accounting standards may materially and adversely affect our reported results of operations

Accounting for public companies in the United States has historically been conducted in accordance with generally accepted accounting principles as in effect in the United States, or GAAP. GAAP is established by the FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The International Accounting Standards Board, or IASB, is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards, or IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.

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

Risks Related to Our Indebtedness and Financing Activities

A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In April 2011, Standard & Poor’s Ratings Services lowered its outlook in connection with FNMA and Freddie Mac to negative. We do not know when or if FNMA or Freddie Mac will restrict its support of lending to the multifamily industry or to us in particular. As of June 30, 2011, 75% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with maturities ranging from 2011 through 2033. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

Our financing could be impacted by negative capital market conditions

Over the past two and a half years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of June 30, 2011, 75% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. Furthermore, in April 2011, Standard & Poor’s Ratings Services lowered its outlook in connection with FNMA and Freddie Mac to negative. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse affect on our business, financial condition and prospects.

Various traunches of our credit facilities with FNMA and Freddie Mac mature from 2011 through 2033, and we anticipate that replacement facilities will be at a higher cost and have less attractive terms, if available at all.

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

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At June 30, 2011, we had total debt outstanding of $1.5 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of June 30, 2011, our ratio of debt to undepreciated book value was approximately 47%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may not be effective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of June 30, 2011. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 15 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 32 basis points below the associated LIBOR rate, but in the past 3 years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if we are in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 97% of our derivative fair value, all of which have high investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case all or a portion of the fair value of the swap or cap would be recorded to earnings, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.

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

Variable interest rates may adversely affect funds from operations

At June 30, 2011, effectively $198 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200 million that is a variable rate facility. At June 30, 2011, a total of $1.2 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at June 30, 2011. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.

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

101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: August 9, 2011	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)