Form 10-Q
period 2011-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2011-11-04
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at October 24, 2011
Common Stock, $0.01 par value	37,823,957

MID-AMERICA APARTMENT COMMUNITIES, INC.

MAA
Condensed Consolidated  Balance  Sheets
September 30, 2011 and December 31, 2010
(Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets:
Real estate assets:
Land	$320,055	$288,890
Buildings and improvements	2,794,902	2,538,205
Furniture, fixtures and equipment	90,708	83,251
Capital improvements in progress	35,332	11,501
	3,240,997	2,921,847
Less accumulated depreciation	(937,989)	(863,936)
	2,303,008	2,057,911

Land held for future development	1,306	1,306
Commercial properties, net	8,277	8,141
Investments in real estate joint ventures	17,190	17,505
Real estate assets, net	2,329,781	2,084,863

Cash and cash equivalents	24,254	45,942
Restricted cash	12,946	1,514
Deferred financing costs, net	14,134	13,713
Other assets	26,806	25,910
Goodwill	4,106	4,106
Total assets	$2,412,027	$2,176,048

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,452,889	$1,500,193
Unsecured notes payable	135,000	-
Accounts payable	3,088	1,815
Fair market value of interest rate swaps	39,156	48,936
Accrued expenses and other liabilities	93,379	73,999
Security deposits	6,428	6,693
Liabilities associated with assets held for sale	-	20
Total liabilities	1,729,940	1,631,656

Redeemable stock	3,788	3,764

Shareholders' equity:
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 37,823,972 and 34,871,399 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (1)	378	348
Additional paid-in capital	1,310,469	1,142,023
Accumulated distributions in excess of net income	(614,762)	(575,021)
Accumulated other comprehensive losses	(41,584)	(48,847)
Total MAA shareholders' equity	654,501	518,503
Noncontrolling interest	23,798	22,125
Total equity	678,299	540,628
Total liabilities and equity	$2,412,027	$2,176,048

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2011 and December 31, 2010 are 64,115 and 62,234, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2011 and 2010
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues:
Rental revenues	$105,913	$92,388	$304,282	$272,856
Other property revenues	9,649	8,307	28,133	22,923
Total property revenues	115,562	100,695	332,415	295,779
Management fee income	265	186	751	477
Total operating revenues	115,827	100,881	333,166	296,256
Property operating expenses:
Personnel	14,195	12,959	40,858	37,849
Building repairs and maintenance	4,733	4,352	11,868	11,288
Real estate taxes and insurance	12,968	11,015	37,969	34,135
Utilities	7,579	6,629	20,086	17,829
Landscaping	2,771	2,548	8,155	7,548
Other operating	8,672	7,378	24,709	19,881
Depreciation and amortization	29,343	26,333	84,972	76,094
Total property operating expenses	80,261	71,214	228,617	204,624
Acquisition expenses	592	989	2,331	1,451
Property management expenses	4,904	4,547	15,242	13,303
General and administrative expenses	3,996	2,957	14,045	8,878
Income from continuing operations before non-operating items	26,074	21,174	72,931	68,000
Interest and other non-property income	108	217	457	618
Interest expense	(15,487)	(13,587)	(43,615)	(41,450)
Loss on debt extinguishment	(63)	-	(111)	-
Amortization of deferred financing costs	(724)	(675)	(2,146)	(1,918)
Asset impairment	-	(324)	-	(1,914)
Net casualty (loss) gains and other settlement proceeds	(286)	72	(692)	330
Loss on sale of non-depreciable assets	-	-	(6)	-
Gain on properties contributed to joint ventures	-	278	-	649
Income from continuing operations before loss from real estate joint ventures	9,622	7,155	26,818	24,315
Loss from real estate joint ventures	(107)	(282)	(530)	(856)
Income from continuing operations	9,515	6,873	26,288	23,459
Discontinued operations:
Income from discontinued operations before loss on sale	9	100	78	253
Net loss on insurance and other settlement proceeds on discontinued operations	-	-	(7)	-
Gain (loss) on sale of discontinued operations	4,927	-	4,927	(2)
Consolidated net income	14,451	6,973	31,286	23,710
Net income attributable to noncontrolling interests	660	224	1,223	889
Net income attributable to MAA	13,791	6,749	30,063	22,821
Preferred dividend distributions	-	629	-	6,549
Premiums and original issuance costs associated with the redemption of preferred stock	-	2,576	-	5,149
Net income available for common shareholders	$13,791	$3,544	$30,063	$11,123

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.24	$0.11	$0.68	$0.35
Discontinued property operations	0.13	-	0.14	0.01
Net income available for common shareholders	$0.37	$0.11	$0.82	$0.36

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.24	$0.11	$0.68	$0.35
Discontinued property operations	0.13	-	0.13	0.01
Net income available for common shareholders	$0.37	$0.11	$0.81	$0.36

Dividends declared per common share	$0.6275	$0.6150	$1.8825	$1.8450

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Consolidated net income	$31,286	$23,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,475	78,407
Stock compensation expense	4,445	1,915
Redeemable stock issued	397	296
Amortization of debt premium	(270)	(270)
Loss from investments in real estate joint ventures	530	856
Loss on debt extinguishment	111	-
Derivative interest expense	407	405
Loss on sale of non-depreciable assets	6	-
Loss (gain) on sale of discontinued operations	(4,927)	2
Asset impairment	-	1,914
Net casualty loss (gains) and other settlement proceeds	692	(330)
Gain on properties contributed to joint ventures	-	(649)
Changes in assets and liabilities:
Restricted cash	(669)	(1,865)
Other assets	(3,276)	(4,351)
Accounts payable	1,262	399
Accrued expenses and other	12,007	7,775
Security deposits	(265)	(1,546)
Net cash provided by operating activities	129,211	106,668
Cash flows from investing activities:
Purchases of real estate and other assets	(261,948)	(215,068)
Improvements to existing real estate assets	(38,435)	(30,842)
Renovations to existing real estate assets	(9,586)	(5,643)
Development	(21,921)	-
Distributions from real estate joint ventures	1,158	1,607
Contributions to real estate joint ventures	(1,387)	(9,739)
Proceeds from disposition of real estate assets	10,934	71,421
Net cash used in investing activities	(321,185)	(188,264)
Cash flows from financing activities:
Net change in credit lines	(95,000)	15,000
Proceeds from notes payable	285,350	137,881
Principal payments on notes payable	(102,384)	(1,004)
Funding of escrow for future principal payments on notes payable	(10,763)	-
Payment of deferred financing costs	(2,650)	(7,122)
Repurchase of common stock	(2,471)	(891)
Proceeds from issuances of common shares	170,515	247,104
Distributions to noncontrolling interests	(3,980)	(4,284)
Dividends paid on common shares	(68,331)	(56,172)
Dividends paid on preferred shares	-	(7,622)
Redemption of preferred stock	-	(155,022)
Net cash provided by financing activities	170,286	167,868
Net (decrease) increase in cash and cash equivalents	(21,688)	86,272
Cash and cash equivalents, beginning of period	45,942	13,819
Cash and cash equivalents, end of period	$24,254	$100,091

Supplemental disclosure of cash flow information:
Interest paid	$43,230	$41,718
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$3,004	$1,219
Accrued construction in progress	$8,864	$2,165
Interest capitalized	$720	$-
Marked-to-market adjustment on derivative instruments	$7,120	$(14,444)
Reclassification of redeemable stock to liabilities	$152	$271

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of September 30, 2011, we owned or owned interests in a total of 165 multifamily apartment communities comprising 48,626 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and five communities comprising 1,635 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. In addition, we also had two development communities and a second phase to an existing community under construction totaling 950 units as of September 30, 2011. No units for the development projects were completed as of September 30, 2011, and they are therefore not included in the totals above.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States. generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2010 annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of MAA and its subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature except for those disclosed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

Out of Period Adjustment

In the nine months ended September 30, 2011, we recorded a $1.8 million non-cash adjustment to general and administrative expenses related to restricted stock grants issued to certain employees. This adjustment was made during the second quarter of 2011.  This error correction represents a cumulative adjustment for the 3.5 year period ended June 30, 2011, required by Accounting Standards Codification, or ASC, 718 to record expense under certain of our restricted stock grant based incentive plans using liability accounting rather than treating these grants as equity awards. We deemed the out of period portion of this adjustment to be immaterial to all periods presented. Liability accounting is required as a result of a past practice by MAA which allowed participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. This practice was discontinued after the end of the second quarter.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine month periods ended September 30, 2011 and 2010, our basic earnings per share is computed using the two class method and our diluted earnings per share is computed using the treasury stock method as follows (dollars and shares in thousands, except per share amounts):

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2011		2010		2011	2010
Shares Outstanding
Weighted average common shares - basic	37,274		33,312		36,611	31,039
Weighted average partnership units outstanding	-	(1)	-	(1)	2,009	-	(1)
Effect of dilutive securities	81		101		102	101
Weighted average common shares - diluted	37,355		33,413		38,722	31,140

Calculation of Earnings per Share - basic
Net income available for common shareholders	$13,791		$3,544		$30,063	$11,123
Net income allocated to unvested restricted shares	(18)		(19)		(30)	(62)
Net income available for common shareholders, adjusted	$13,773		$3,525		$30,033	$11,061

Weighted average common shares - basic	37,274		33,312		36,611	31,039
Earnings per share - basic	$0.37		$0.11		$0.82	$0.36

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$13,791		$3,544		$30,063	$11,123
Net income attributable to noncontrolling interests	-	(1)	-	(1)	1,223	-	(1)
Adjusted net income available for common shareholders	$13,791		$3,544		$31,286	$11,123

Weighted average common shares - diluted	37,355		33,413		38,722	31,140
Earnings per share - diluted	$0.37		$0.11		$0.81	$0.36

(1) Operating partnership units are not included in dilutive earnings per share calculations for the three month period ended September 30, 2011, or the three or nine month periods ended September 30, 2010, as they were not dilutive.

2.           Segment Information

As of September 30, 2011, we owned or had an ownership interest in 165 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale.  The non same store communities also include non-multifamily activities, which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year, which allows us to evaluate full period-over-period operating comparisons.  We utilize net operating income, or NOI, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues and NOI for each reportable segment for the three and nine month periods ended September 30, 2011 and 2010, were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Large Market Same Store	$51,428	$48,860	$151,825	$145,596
Secondary Market Same Store	47,674	45,004	140,773	134,049
Non-Same Store and Other	16,460	6,831	39,817	16,134
Total property revenues	115,562	100,695	332,415	295,779
Management fee income	265	186	751	477
Total operating revenues	$115,827	$100,881	$333,166	$296,256

NOI
Large Market Same Store	$28,707	$27,312	$86,053	$82,392
Secondary Market Same Store	26,790	25,184	80,854	76,545
Non-Same Store and Other	9,247	3,564	22,318	8,994
Total NOI	64,744	56,060	189,225	167,931
Discontinued operations NOI included above	(100)	(246)	(455)	(682)
Management fee income	265	186	751	477
Depreciation and amortization	(29,343)	(26,333)	(84,972)	(76,094)
Acquisition expense	(592)	(989)	(2,331)	(1,451)
Property management expense	(4,904)	(4,547)	(15,242)	(13,303)
General and administrative expense	(3,996)	(2,957)	(14,045)	(8,878)
Interest and other non-property income	108	217	457	618
Interest expense	(15,487)	(13,587)	(43,615)	(41,450)
Loss on debt extinguishment	(63)	-	(111)	-
Amortization of deferred financing costs	(724)	(675)	(2,146)	(1,918)
Asset impairment	-	(324)	-	(1,914)
Net casualty gains (loss) and other settlement proceeds	(286)	72	(692)	330
Loss on sale of non-depreciable assets	-	-	(6)	-
Gain on properties contributed to joint ventures	-	278	-	649
Loss from real estate joint ventures	(107)	(282)	(530)	(856)
Discontinued operations	4,936	100	4,998	251
Net income attributable to noncontrolling interests	(660)	(224)	(1,223)	(889)
Net income attributable to MAA	$13,791	$6,749	$30,063	$22,821

Assets for each reportable segment as of September 30, 2011 and December 31, 2010, were as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010
Assets
Large Market Same Store	$1,025,806	$1,044,321
Secondary Market Same Store	675,594	683,389
Non-Same Store and Other	659,344	359,606
Corporate assets	51,283	88,732
Total assets	$2,412,027	$2,176,048

3.           Comprehensive Income and Equity

Total comprehensive income, equity and their components for the nine month periods ended September 30, 2011, and 2010, were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
				Accumulated	Accumulated
	Preferred	Common	Additional	Distributions	Other
	Stock	Stock	Paid-In	in Excess of	Comprehensive	Noncontrolling	Total
	Amount	Amount	Capital	Net Income	Income (Loss)	Interest	Equity
EQUITY BALANCE DECEMBER 31, 2010	$-	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628
Comprehensive income:
Net income				30,063		1,223	31,286
Other comprehensive income - derivative instruments (cash flow hedges)					7,263	264	7,527
Comprehensive income							38,813
Issuance and registration of common shares		27	170,079				170,106
Shares repurchased and retired			(2,471)				(2,471)
Exercise of stock options			407				407
Shares issued in exchange for units		3	3,001			(3,004)	-
Redeemable stock fair market value				223			223
Adjustment for Noncontrolling Interest Ownership in operating partnership			(7,015)			7,015	-
Amortization of unearned compensation			4,445				4,445
Dividends on common stock ($1.8825 per share)				(70,027)		-	(70,027)
Dividends on noncontrolling interest units ($1.8825 per unit)						(3,825)	(3,825)
Redemption of preferred stock							-
Dividends on preferred stock							-
EQUITY BALANCE SEPTEMBER 30, 2011	$-	$378	$1,310,469	$(614,762)	$(41,584)	$23,798	$678,299

	Mid-America Apartment Communities, Inc. Shareholders
				Accumulated	Accumulated
	Preferred	Common	Additional	Distributions	Other
	Stock	Stock	Paid-In	in Excess of	Comprehensive	Noncontrolling	Total
	Amount	Amount	Capital	Net Income	Income (Loss)	Interest	Equity
EQUITY BALANCE DECEMBER 31, 2009	$62	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226
Comprehensive income:
Net income				22,821		889	23,710
Other comprehensive income - derivative instruments (cash flow hedges)					(13,540)	(500)	(14,040)
Comprehensive income							9,670
Issuance and registration of common shares		48	246,960				247,008
Shares repurchased and retired			(891)				(891)
Exercise of stock options			89				89
Shares issued in exchange for units			1,219			(1,219)	-
Redeemable stock fair market value				(539)			(539)
Adjustment for Noncontrolling Interest Ownership in operating partnership			(2,418)			2,418	-
Amortization of unearned compensation			1,907				1,907
Dividends on common stock ($1.8450 per share)				(59,201)			(59,201)
Dividends on noncontrolling interest units ($1.8450 per unit)						(4,215)	(4,215)
Redemption of preferred stock	(62)		(149,811)	(5,149)			(155,022)
Dividends on preferred stock				(6,549)			(6,549)
EQUITY BALANCE SEPTEMBER 31, 2010	$-	$338	$1,085,697	$(559,610)	$(60,975)	$20,033	$485,483

4.           Real Estate Acquisitions

The following communities were purchased during the quarter ended September 30, 2011:

	Location	Number
Community	(Metropolitan Statistical Area (MSA))	of Units	Date Purchased
100% Owned Communities

Birchall at Ross Bridge	Hoover, AL (Birmingham)	240	August 25, 2011
Legends at Lowe's Farm	Mansfield, TX (Dallas)	456	September 19, 2011

The acquisitions were funded by common stock issuances through our at-the-market program and borrowings under our current credit facilities.

On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in the Tampa, Florida MSA. The remaining 19 units had previously been sold as condominiums and we intend to acquire these units if they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008 and during 2009 and 2010, we acquired 14 of the remaining 19 units.  On both August 30, 2011 and September 29, 2011, we acquired one additional unit.

During the nine months ended September 30, 2011, we acquired properties totaling 2,277 units for a total purchase price of $264.6 million, which includes land acquired for future development.  These acquisitions account for $8.6 million of consolidated revenue as reported and $1.4 million included in the total consolidated net income for the nine months ended September 30, 2011. The unaudited pro forma information set forth below is based on the Company’s historical Consolidated Statement of Operations for the nine months ended September 30, 2011 and 2010, adjusted to give effect to these transactions at the beginning of the earliest year presented.  Pro forma results are not necessarily indicative of future results.

	Pro forma (Unaudited)
	Period Ended September 30,
	(in thousands, except per share data)
	2011	2010
Total Revenue (1)	345,367	315,652

Net Income available to common shareholders (1)	33,491	10,540

Earnings per share, diluted (1)	$0.87	$0.31

(1) Pro forma adjustments for certain acquisitions are excluded as they had no pre-acquisition operating activity in 2010 or 2011.  This includes the purchase of land for development projects.

5.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, and in accordance with accounting standards governing the disposal of long lived assets, the 260-unit Lodge at Timberglen apartments in Dallas, Texas is considered a discontinued operation in the accompanying condensed consolidated financial statements.   This property was sold on August 16, 2011, and resulted in a gain of $4.927 million, which is included in discontinued operations.

The following is a summary of discontinued operations for the three and nine month periods ended September 30, 2011 and 2010, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Rental revenues	$233	$454	$1,109	$1,343
Other revenues	27	49	129	150
Total revenues	260	503	1,238	1,493
Expenses
Property operating expenses	160	259	784	813
Depreciation	90	133	357	395
Interest expense	1	11	19	32
Total expense	251	403	1,160	1,240
Income from discontinued operations before gain on sale	9	100	78	253
Net loss on insurance and other settlement proceeds on discontinued operations	-	-	(7)	-
Gain (loss) on sale of discontinued operations	4,927	-	4,927	(2)
Income from discontinued operations	$4,936	$100	$4,998	$251

6.           Share and Unit Information

On September 30, 2011, 37,823,972 common shares and 1,942,275 operating partnership units were issued and outstanding, representing a total of 39,766,247 shares and units. At September 30, 2010, 33,898,029 common shares and 2,195,654 operating partnership units were outstanding, representing a total of 36,093,683 shares and units. Additionally, MAA had outstanding options for the purchase of 19,357 shares of common stock at September 30, 2010.  There were no outstanding options at September 30, 2011.

On November 3, 2006, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 2,000,000 shares of our common stock, from time to time in at-the-market, or ATM, offerings or negotiated transactions through a controlled equity offering program. On July 3, 2008, and November 5, 2009, we entered into second and third sales agreements with Cantor Fitzgerald & Co. with materially the same terms for an additional 1,350,000 shares and 4,000,000 shares, respectively. On August 26, 2010, we entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with materially the same terms as our previous ATM agreements for a combined total of 6,000,000 shares of our common stock.

During the three and nine month periods ended September 30, 2011, we issued 656,500 shares and 2,178,973 shares of common stock, respectively, through our ATM programs for net proceeds of $44.2 million and $139.5 million, respectively. During the three and nine month periods ended September 30, 2010, we issued a total of 1,039,400 shares and 4,114,000 shares of common stock, respectively through our ATM programs for net proceeds of $55.0 million and $216.5 million, respectively.

During the three and nine month periods ended September 30, 2011, we issued 100 shares and 495,487 shares of common stock, respectively, through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in net proceeds of $7,000 and $30.0 million, respectively. During the three and nine month periods ended September 30, 2010, we issued 551,208 shares and 551,729 shares of common stock, respectively, through our DRSPP resulting in net proceeds of $30.0 million and $30.0 million, respectively.

During the three months ended March 31, 2011, 25,082 shares of MAA’s common stock were acquired from employees to satisfy tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. No such acquisitions occurred during the three month period ended September 30, 2011.

7.           Notes Payable

On September 30, 2011 and December 31, 2010, we had total indebtedness of $1,587,889,000 and $1,500,193,000, respectively. Our indebtedness as of September 30, 2011 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide secured credit facilities.

On June 1, 2011, we paid off our $100 million credit facility with Financial Federal, which was credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and was scheduled to mature on July 1, 2011. Also on June 1, 2011, we closed on a ten-year $128 million note through an insurance company. The note has a fixed interest rate of 5.08%.

On July 29, 2011, we issued $135 million of Senior Unsecured Notes. The notes were offered in a private placement with three maturity tranches: $50.00 million 7-year maturity at 4.68%, $72.75 million 10-year maturity at 5.40%, and $12.25 million 12-year maturity at 5.57%. The notes have an average maturity of 8.9 years and an average interest rate of 5.15%.

As of September 30, 2011, approximately 68% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, Financial Federal, which are credit enhanced by Freddie Mac, and a $50 million bank facility with a syndicate of banks.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 24 interest rate swaps and 21 interest rate caps as of September 30, 2011, representing notional amounts of $601,800,000 and $270,651,000, respectively.

The following table summarizes our outstanding debt structure as of September 30, 2011 (dollars in thousands):
	Borrowed	Effective	Contract
	Balance	Rate	Maturity
Fixed Rate Secured Debt
Individual property mortgages	$353,894	5.0%	7/3/2020
Tax-exempt	10,715	5.3%	12/1/2028
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	584,000	5.2%	7/11/2013
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate secured debt	1,016,409	5.1%	4/15/2016

Variable Rate Secured Debt (1)
FNMA conventional credit facilities	284,318	0.7%	12/1/2014
FNMA tax-free credit facilities	72,715	1.0%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.5%	12/10/2015
Total variable rate secured debt	436,480	0.9%	8/30/2017

Total Secured Debt	$1,452,889	3.8%	9/12/2016

Unsecured Debt
Senior Unsecured Notes	135,000	5.1%	8/23/2020
Total Unsecured Debt	$135,000	5.1%	8/23/2020

Total Outstanding Debt	$1,587,889	3.9%	1/13/2017

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2011 and 2010, we recorded ineffectiveness of $91,000 and $86,000, respectively, and during the nine months ended September 30, 2011 and 2010, $186,000 and $346,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the nine months ended September 30, 2011, we also had eight interest rate caps with a total  notional amount of $51.2 million, (two of these caps with a collective notional amount of $19.5 million matured during the first quarter of 2011), where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended September 30, 2011 and 2010, we recorded a loss of less than $1,000 and a loss of $7,000, respectively, and during the nine months ended September 30, 2011 and 2010, a loss of $7,000 and $37,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $20.4 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2011 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	21	$270,651,000
Interest Rate Swaps	24	$601,800,000

Non-designated Hedges

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as qualifying accounting hedges under ASC, 815.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, respectively:

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 (dollars in thousands)

	Asset Derivatives			Liability Derivative
		30-Sep-11	31-Dec-10	Balance	30-Sep-11	31-Dec-10
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$1,048	$3,641	Fair market value of interest rate swaps	$39,156	$48,936

Total derivatives designated as hedging instruments		$1,048	$3,641		$39,156	$48,936

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, respectively.

Effect of Derivative Instruments on the Consolidated Statement of Operations for the
Three and Nine Months Ended September 30, 2011 and 2010 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010

Three months ended September 30,

Interest rate contracts	$(5,953)	$(12,241)	Interest expense	$(6,671)	$(7,964)	Interest expense	$(91)	$(93)

Total derivatives in cash flow hedging relationships	$(5,953)	$(12,241)		$(6,671)	$(7,964)		$(91)	$(93)

Nine months ended September 30,

Interest rate contracts	$(14,155)	$(40,030)	Interest expense	$(21,683)	$(25,991)	Interest expense	$(193)	$(383)

Total derivatives in cash flow hedging relationships	$(14,155)	$(40,030)		$(21,683)	$(25,991)		$(193)	$(383)

Credit-risk-related Contingent Features

As of September 30, 2011, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $43.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $39.2 million at September 30, 2011.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2011, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $19.7 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $43.0 million as of September 30, 2011.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of September 30, 2011.

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

Fixed rate notes payable at September 30, 2011 and December 31, 2010, totaled $550 million and $267 million, respectively, and had estimated fair values of $567 million and $238 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of September 30, 2011 and December 31, 2010. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2011 and December 31, 2010, totaled $1,038 million and $1,233 million, respectively, and had estimated fair values of $983 million and $1,151 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of September 30, 2011 and December 31, 2010.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the year ended December 31, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2011 and December 31, 2010 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2011
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets
Derivative financial instruments	$-	$1,048	$-	$1,048
Liabilities
Derivative financial instruments	$-	$39,156	$-	$39,156

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Derivative financial instruments	$-	$3,641	$-	$3,641
Liabilities
Derivative financial instruments	$-	$48,936	$-	$48,936

The fair value estimates presented herein are based on information available to management as of September 30, 2011 and December 31, 2010.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Note 8.

10.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 will be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt ASU 2011-05 in the interim and annual periods of fiscal year 2012, and we expect this to change the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

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

11.           Subsequent Events

Real Estate Acquisitions

On October 18, 2011, we closed on the purchase of Aventura at Indian Lake Village, a 300 unit community located in Hendersonville, TN, a suburb of Nashville.

Financing Activity

On November 1, 2011, we closed on a $250 million unsecured revolving credit facility.  The facility has an accordion feature that allows for expansion up to $400 million and has an initial term of four years with a one-year extension option.  Borrowings under the new facility will initially bear interest at LIBOR plus a spread ranging from 165 basis points to 240 basis points determined by a leverage-based pricing grid.

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

•	inability to acquire funding through the capital markets;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to be completed, if at all, on a timely basis or to lease-up as anticipated;
•	increasing real estate taxes and insurance costs;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	unexpected capital needs;
•	losses from catastrophes in excess of our insurance coverage;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps and interest rate caps;
•	inability to pay required distributions to maintain REIT status;
•	the continuation of the good credit of our interest rate swap and cap providers;
•	inability to meet loan covenants;
•	significant decline in market value of real estate serving as collateral for mortgage obligations;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes; and
•	litigation and compliance costs associated with laws requiring access for disabled persons.

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

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation and amortization of assets, impairment of long-lived assets, including goodwill and fair value of derivative financial instruments.

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

Capitalization of expenditures and depreciation and amortization of assets

We carry real estate assets at depreciated cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 6 months amortization for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Overview of the Three Months Ended September 30, 2011

We experienced an increase in income from continuing operations before non-operating items for the three months ended September 30, 2011 over the three months ended September 30, 2010 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.3% increase in our large market same store segment, a 5.9% increase in our secondary market same store segment and a 141.0% increase in our non-same store and other segment, which was primarily a result of acquisitions. We acquired two properties for our wholly-owned portfolio during the three months ended September 30, 2011. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

As of September 30, 2011, MAA’s wholly-owned portfolio consisted of 46,365 apartment units in 158 communities, compared to 44,130 apartment units in 150 communities at September 30, 2010. For these communities, the average rent per apartment unit, excluding units in lease-up, increased to $784 at September 30, 2011 from $729 at September 30, 2010.  For these same units, overall occupancy at September 30, 2011 and 2010 was 96.3% and 96.4%, respectively. Average rent per unit is equal to the average of gross rent amounts for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Periodic Report on Form 10-Q.

Results of Operations

Comparison of the Three Month Period Ended September 30, 2011 to the Three Month Period Ended September 30, 2010

Property revenues for the three months ended September 30, 2011 were approximately $115.6 million, an increase of approximately $14.9 million from the three months ended September 30, 2010 due to (i) a $2.6 million increase in property revenues from our large market same store group primarily as a result in an increase in average rent per unit, (ii) a $2.7 million increase in property revenues from our secondary market same store group primarily as a result in an increase in average rent per unit, and (iii) a $9.6 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2011 were approximately $50.9 million, an increase of approximately $6.0 million from the three months ended September 30, 2010 due primarily to increases in property operating expenses of (i) $1.2 million from our large market same store group, (ii) $1.0 million from our secondary market same store group, and (iii) $3.8 million from our non-same store and other group, mainly as a result of acquisitions.

Depreciation and amortization expense for the three months ended September 30, 2011 was approximately $29.3 million, an increase of approximately $3.0 million from the three months ended September 30, 2010 primarily due to the increases in depreciation and amortization expense of (i) $0.2 million from our large market same store group, (ii) $0.2 million from our secondary market same store group, and (iii) $2.6 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

Interest expense for the three months ended September 30, 2011 was approximately $15.5 million, an increase of $1.9 million from the three months ended September 30, 2010 primarily due to interest paid on the new Senior Unsecured Notes.

General and administrative expenses for the three months ended September 30, 2011 was $4.0 million, an increase of $1.0 million from the three months ended September 30, 2010 primarily due to increased costs associated with employee medical insurance.

During the three months ended September 30, 2011, we sold a previously held for sale property for a gain of $4.9 million.  There was no gain or loss from sale of property in the three months ended September 30, 2010.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $7.0 million in the three months ended September 30, 2011 from the three months ended September 30, 2010.

Comparison of the Nine Month Period Ended September 30, 2011 to the Nine Month Period Ended September 30, 2010

Property revenues for the nine months ended September 30, 2011 were approximately $332.4 million, an increase of approximately $36.6 million from the nine months ended September 30, 2010 due to (i) a $6.2 million increase in property revenues from our large market same store group primarily as a result in an increase in average rent per unit, (ii) a $6.7 million increase in property revenues from our secondary market same store group primarily as a result in an increase in average rent per unit, and (iii) a $23.7 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2011 were approximately $143.6 million, an increase of approximately $15.1 million from the nine months ended September 30, 2010 due primarily to increases in property operating expenses of (i) $2.6 million from our large market same store group, (ii) $2.4 million from our secondary market same store group, and (iii) $10.1 million from our non-same store and other group, mainly as a result of acquisitions.

Depreciation and amortization expense for the nine months ended September 30, 2011 was approximately $85.0 million, an increase of approximately $8.9 million from the nine months ended September 30, 2010 primarily due to the increases in depreciation and amortization expense of (i) $0.5 million from our large market same store group, (ii) $0.6 million from our secondary market same store group, and (iii) $7.8 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

General and administrative expenses were $14.0 million for the nine months ended September 30, 2011, an increase of $5.2 million from the nine months ended September 30, 2010, as a result of a $1.8 million cumulative non-cash adjustment recorded in the second quarter of 2011 related to the accounting treatment for certain of our long-term incentive plans, increased annual employee incentives resulting from improved company performance and an increase of $1.0 million associated with employee medical insurance.

Interest expense for the nine months ended September 30, 2011 was approximately $43.6 million, an increase of $2.2 million from the nine months ended September 30, 2010 primarily due to interest paid on the new Senior Unsecured Notes.

For the nine months ended September 30, 2011, we recognized a net casualty loss of $0.7 million, an increase of $1.0 million from the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we recognized a gain of $0.6 million from a contribution of property to one of our joint ventures.  There was no such activity during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we sold a previously held for sale property for a gain of $4.9 million.  There was no gain or loss from sale of property in the nine months ended September 30, 2010.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $7.2 million in the nine months ended September 30, 2011 from the nine months ended September 30, 2010.

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

The following table is a reconciliation of FFO to net income attributable to MAA for the three and nine month periods ended September 30, 2011, and 2010 (dollars and shares in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Net income attributable to MAA	$13,791	$6,749	$30,063	$22,821
Depreciation and amortization of real estate assets	28,781	25,817	83,329	74,556
Net casualty loss (gain) and other settlement proceeds	286	(72)	692	(330)
Gain on properties contributed to joint ventures	-	(278)	-	(649)
Net casualty loss and other settlement proceeds of discontinued operations	-	-	7	-
Depreciation and amortization of real estate assets of discontinued operations	90	133	357	395
(Gain) loss on sales of discontinued operations	(4,927)	-	(4,927)	2
Depreciation and amortization of real estate assets of real estate joint ventures	567	512	1,708	1,384
Preferred dividend distribution	-	(629)	-	(6,549)
Net income attributable to noncontrolling interests	660	224	1,223	889
Premiums and original issuance costs associated with the redemption of preferred stock	-	(2,576)	-	(5,149)
Funds from operations	$39,248	$29,880	$112,452	$87,370

FFO for the three and nine month periods ended September 30, 2011 increased approximately $9.4 million and $25.1 million, respectively from the three and nine month periods ended September 30, 2010 primarily as a result of the increases in property revenues of approximately $14.9 million and $36.6 million discussed above that were only partially offset by the $6.0 million and $15.1 million increases in property operating expenses.

Trends

During the three months ended September 30, 2011, rental demand for apartments continued to improve relative to the same period in 2010 and the prior quarter.  This was evident through three encouraging trends that have continued from the three months ended June 30, 2011: (1) increasing average prices on both new leases and renewals signed during the quarter; (2) increasing effective rent per unit (a longer term trend of increasing rents); and (3) strong and steady occupancy as compared to both the prior quarter and the three months ended September 30, 2010.  Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

As mentioned above, the pricing trends through the three months ended September 30, 2011 are encouraging.  However, with job growth, one of the primary drivers of apartment demand, continuing to be stagnant, we remain cautious about apartment demand and pricing but optimistic about the long term prospects for apartment demand as job growth returns.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2011, we were invested in over 50 separate Sunbelt region markets, with 60% of our gross assets in large markets and 40% of our gross assets in select secondary markets.

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

As with the three months ended June 30, 2011, our focus in the three months ended September 30, 2011 was on maintaining strong occupancy performance and aggressively pushing pricing where possible through our revenue management system. Through these efforts, our average same store physical occupancy (large market same store and secondary market same store segments combined) in the three months ended September 30, 2011 remained consistent (up 14 basis points) with the three months ended September 30, 2010 and improved approximately 15 basis points from the three months ended June 30, 2011.  All three periods saw occupancy hold in the low 96% range. As mentioned above, effective rent per unit for the three months ended September 30, 2011 was positive on both a quarter over quarter and sequential quarter basis.  The pricing trend turned positive in late 2010, has continued through 2011, and is expected to continue to grow through the remainder of 2011 and into 2012.

Overall same store revenues increased 5.6% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This included an increase of $425,000  due to our bulk cable program. With cable expense netted into cable revenues, same store revenues increased 5.5% over this period, up from 3.8% in the three months ended June 30, 2011. As we expected, we were able to achieve more robust revenue growth as the impact of rising rents penetrated a greater percentage of the portfolio.  Once economic growth returns and, most importantly, sustainable job growth resumes, we believe the long term outlook for the multifamily sector will be strong.  Furthermore, we expect long-term demographic trends, including the growth of prime age groups for rentals, immigration and population movement to the southeast and southwest will continue to build apartment rental demand for our markets.

Should the economy fall back into a recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

We continue to develop improved products, operating systems and procedures that enable us to capture more revenues.  The continued roll-out of ancillary services (such as our cable saver and deposit saver programs) and utility reimbursements enable us to capture increased revenue dollars. Additionally, we rolled out Level One Leasing Solutions, a 24-hour call support service center, in late 2010, which is expected to contribute to increased leasing efficiencies.  We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Throughout the three months ended September 30, 2011, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities.  Additional sources of debt such as life insurance companies have also contributed to a more competitive, favorable market for borrowers. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $129.2 million for the nine months ended September 30, 2011 from $106.7 million for the nine months ended September 30, 2010. This change is mainly a result of cash inflows from property operations induced by the $36.6 million increase in operating revenue for the nine months ended September 30, 2011 from the nine months ended September 30, 2010 being above the $15.1 million increase in property operating expenses, excluding depreciation and amortization, and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $321.1 million during the nine months ended September 30, 2011 compared to $188.3 million during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we had cash outflows of approximately $261.9 million primarily related to property acquisitions, compared to approximately $215.1 million for the nine months ended September 30, 2010. We also had cash outflows of $21.9 million related to development activities during the nine months ended September 30, 2011.  No communities were under development during the nine months ended September 30, 2010.  In addition to acquisition costs and development costs, we had outflows of $9.6 million for renovations to existing real estate assets during the nine months ended September 30, 2011, compared to $5.6 million for the nine months ended September 30, 2010. We received approximately $71.4 million during the nine months ended September 30, 2010 primarily related to the contribution of two communities to one of our joint ventures. During the nine months ended September 30, 2011, we received proceeds of $10.9 million primarily related to the sale of one of our properties.

Net cash provided by financing activities was approximately $170.3 million for the nine months ended September 30, 2011, compared to net cash provided by financing activities of approximately $167.9 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we received net proceeds of approximately $170.5 million primarily from the issuance of shares of common stock through our ATM program, and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to partially fund acquisitions during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we received proceeds of approximately $247.1 million from the issuance of shares of common stock through our ATM and used $155.0 million to fund a full redemption of our 8.30% Series H Cumulative Redeemable Preferred Stock. Cash received from debt decreased by approximately $74.7 million for the nine months ended September 30, 2011 from the nine months ended September 30, 2010, primarily due to cash outflows from the reduction in our credit facility with Financial Federal.

The weighted average interest rate at September 30, 2011 for the $1.5 billion of secured debt outstanding was 3.8%, compared to the weighted average interest rate of 3.8% on $1.6 billion of debt outstanding at September 30, 2010.  The weighted average interest rate at September 30, 2011 for the $135 million of unsecured debt was 5.1%.  We did not have any unsecured debt for the nine months ended September 30, 2010.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On June 1, 2011, we paid off a $100 million credit facility with Financial Federal, which was credit enhanced by Freddie Mac, and was scheduled to mature on July 1, 2011. Also on June 1, 2011, we closed on a ten-year $128 million note through an insurance company. The note has a fixed interest rate of 5.08%

On July 29, 2011, we issued $135 million of Senior Unsecured Notes. The notes were offered in a private placement with three maturity tranches: $50.00 million 7-year maturity at 4.68%, $72.75 million 10-year maturity at 5.40%, and $12.25 million 12-year maturity at 5.57%. The notes have an average maturity of 8.9 years and an average interest rate of 5.15%.

At September 30, 2011, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by FNMA, Financial Federal, which are credit enhanced by Freddie Mac, and a $50 million bank facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of approximately $1.2 billion with all but $2.9 million collateralized and available to borrow at September 30, 2011. We had total borrowings outstanding under these credit facilities of $1.1 billion at September 30, 2011.

Approximately 55% of our outstanding obligations at September 30, 2011 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $1.0 billion, all of which was collateralized and available to borrow at September 30, 2011. We had total borrowings outstanding under the FNMA Facilities of just under $0.9 billion at September 30, 2011. Various traunches of the FNMA Facilities mature from 2012 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 12% of our outstanding obligations at September 30, 2011 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200 million, of which $198 million was collateralized and available to borrow at September 30, 2011. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198 million at September 30, 2011. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30-day or 90-day LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.32% below LIBOR.

Each of our secured credit facilities is subject to various covenants and conditions on usage, and is subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect.

The following schedule details the line limits, collateralized availability, outstanding balances and contract maturities of our various borrowings as of September 30, 2011 (in thousands):

				Average Years
	Line	Amount	Amount	to Contract
	Limit	Collateralized	Borrowed	Maturity
Fannie Mae Credit Facilities	$964,429	$964,429	$874,833	5.0
Freddie Mac Credit Facilities	200,000	198,247	198,247	2.8
Regions Credit Facility	50,000	48,827	-	0.5
Other Secured Borrowings	379,809	379,809	379,809	8.8
Unsecured Borrowings	135,000	135,000	135,000	8.9
Total Debt	$1,729,238	$1,726,312	$1,587,889	6.0

As of September 30, 2011, we had entered into interest rate swaps totaling a notional amount of $602 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $271 million as of September 30, 2011. Four major banks provide approximately 98% of our derivative fair value, all of which have high investment grade ratings from Moody’s and Standard & Poors.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2011 (in thousands):

		Average Years
	Principal	to Rate	Effective
	Balance	Maturity	Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$987,894	4.5	5.1%
Tax-free - Fixed Rate or Swapped	28,515	7.1	4.7%
Conventional - Variable Rate - Capped (1)	197,936	4.6	0.7%
Tax-free – Variable Rate - Capped (1)	72,715	1.4	1.0%
Total Fixed or Hedged Rate Maturity	1,287,060	4.4	4.2%
Conventional - Variable Rate (2)	165,829	0.2	1.0%
Total Secured Interest Rate Maturity	$1,452,889	3.9	3.8%

UNSECURED DEBT
Fixed Senior Unsecured Notes	$135,000	8.9	5.1%
TOTAL DEBT INTEREST RATE MATURITY	$1,587,889	5.3	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.
(2)	Includes a $15 million mortgage with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowing capacity as of September 30, 2011 (in thousands):

	Credit Facility Line Limits			Other	Unsecured
Maturity	Fannie Mae	Freddie Mac	Regions	Secured	Borrowings	Total
2011	$-	$-	$-	$-	$-	$-
2012	80,000	-	50,000	-	-	$130,000
2013	203,193	-	-	-	-	$203,193
2014	229,721	200,000	-	17,203	-	$446,924
2015	120,000	-	-	51,703	-	$171,703
2016	80,000	-	-	-	-	$80,000
Thereafter	251,515	-	-	310,903	135,000	$697,418
Total	$964,429	$200,000	$50,000	$379,809	$135,000	$1,729,238

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of September 30, 2011 (in thousands):

	Swap Balances				Total
			Fannie Mae	Fixed Rate		Contract
	LIBOR	SIFMA	Facility	Balances	Balance	Rate
2011	$25,000	$-	$-	$-	$25,000	4.6%
2012	150,000	17,800	-	-	167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	-	17,203	161,203	5.7%
2015	75,000	-	-	36,503	111,503	5.6%
2016	-	-	-	-	-	-
Thereafter	-	-	50,000	445,903	495,903	4.9%
Total	$584,000	$17,800	$50,000	$499,609	$1,151,409	5.2%

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $1.1 billion of our outstanding debt through credit facilities as of September 30, 2011.

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

For the nine months ended September 30, 2011, our net cash provided by operating activities was in excess of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $18.5 million. This compares to an excess of approximately $7.7 million for the nine months ended September 30, 2010. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of September 30, 2011, (dollars in thousands):

Contractual
Obligations (1)	2011	2012	2013	2014	2015	Thereafter	Total
Long-Term Debt (2)	$1,069	$79,912	$123,016	$447,834	$172,788	$763,270	$1,587,889
Fixed Rate or Swapped Interest	20,234	49,445	41,820	32,525	26,357	108,894	279,275
Purchase Obligations (3)	1,122	10,328	2,367	-	-	-	13,817
Operating Leases	4	13	4	3	1	-	25
Total	$22,429	$139,698	$167,207	$480,362	$199,146	$872,164	$1,881,006

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2)	Represents principal payments.
(3)	Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2011, and 2010, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2011, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2011, Mid-America Multifamily Fund II, LLC, or Fund II, owned five properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our 2010 Annual Report on Form 10-K filed on February 24, 2011.

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

In May 2011, the FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We will adopt ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Real Estate Investments and Our Operations

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which have adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2010, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, continue to impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.

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

Development and construction risks could impact our profitability

Currently, we have two development communities and a second phase to an existing community under construction totaling 950 units as of September 30, 2011. No units for the development projects were completed as of September 30, 2011.  Our development and construction activities are subject to the following risks:

•
we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than pro forma;

•
Bankruptcy of developers in our development projects could impose delays and costs on us with respect to the development of our communities and may adversely affect our financial condition and results of operations.

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities;
•
we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;

•
occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community; and

•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defect that are uninsured or exceed the limit of our insurance.

Risks Related to Our Indebtedness and Financing Activities

A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

On February 11, 2011, the Obama administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In April 2011, Standard & Poor’s Ratings Services lowered its outlook in connection with FNMA and Freddie Mac to negative. We do not know when or if FNMA or Freddie Mac will restrict its support of lending to the multifamily industry or to us in particular. As of September 30, 2011, 68% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with maturities ranging from 2012 through 2033. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations, it would have a material adverse affect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

Our financing could be impacted by negative capital market conditions

Over the past two and a half years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of September 30, 2011, 68% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. Furthermore, in April 2011, Standard & Poor’s Ratings Services lowered its outlook in connection with FNMA and Freddie Mac to negative. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise.  This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse affect on our business, financial condition and prospects.

Various traunches of our credit facilities with FNMA and Freddie Mac mature from 2012 through 2033, and we anticipate that replacement facilities will be at a higher cost and have less attractive terms, if available at all.

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

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At September 30, 2011, we had total debt outstanding of $1.6 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of September 30, 2011, our ratio of debt to undepreciated book value was approximately 47%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may not be effective

We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of September 30, 2011. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.

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

Variable interest rates may adversely affect funds from operations

At September 30, 2011, effectively $166 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $1.0 billion secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200 million that is a variable rate facility. At September 30, 2011, a total of $1.1 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2011. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.

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

Risks Related to Our Organization and Ownership of Our Stock

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of September 31, 2011, no shares of preferred stock were issued and outstanding.

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

Failure to make required distributions would subject us to income taxation

In order to qualify as a REIT, each year we must distribute to shareholders at least 90% of our taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that we satisfy the distribution requirement, but distribute less than 100% of taxable income, we will be subject to federal corporate income tax on the undistributed income. In addition, we would incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2011 - July 31, 2011	867	70.53	-	2,138,000
August 1, 2011 - August 31, 2011	1,716	63.51	-	2,138,000
September 1, 2011 - September 30, 2011	615	66.45	-	2,138,000

Total	3,198	65.98	-	2,138,000

(1)	Represents shares repurchased under ESOP plan
(2)	This number reflects the amount of shares that were available for purchase under our 4,000,000 share repurchase program authorized by our Board in 1999.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

None.

Item 6.         Exhibits.
(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
10.1	Credit Agreement by and among Mid-America Apartments L.P. and, KeyBank National Association, dated November 1, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2011 (Unaudited) and December 31, 2010 (unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: November 4, 2011	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)