Form 10-K
period 2011-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2012-02-24
CIK 912595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,480,831,418, based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2012
Common Stock, $.01 par value per share	38,968,730 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.	Part III

2

PART I

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Mid-America Apartment Communities, Inc. considers this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;
•	failure of new acquisitions to achieve anticipated results or be efficiently integrated into us;
•	failure of development communities to be completed, if at all, on a timely basis;
•	failure of development communities to lease-up as anticipated;
•	inability of a joint venture to perform as expected;
•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;
•	unexpected capital needs;
•	increasing real estate taxes and insurance costs;
•	losses from catastrophes in excess of our insurance coverage;
•	inability to acquire funding through the capital markets;
•	the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

•	inability to replace financing with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation should their investment in the multifamily industry shrink or cease to exist;
•	changes in interest rate levels, including that of variable rate debt, such as extensively used by us;
•	loss of hedge accounting treatment for interest rate swaps and interest rate caps;
•	the continuation of the good credit of our interest rate swap and cap providers;
•	inability to meet loan covenants;
•	significant decline in market value of real estate serving as collateral for mortgage obligations;
•	inability to pay required distributions to maintain REIT status due to required debt payments;
•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;
•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;
•	inability to attract and retain qualified personnel;
•	potential liability for environmental contamination;
•	adverse legislative or regulatory tax changes; and
•	litigation and compliance costs associated with laws requiring access for disabled persons.

ITEM 1. BUSINESS

OVERVIEW

Founded in 1994, Mid-America Apartment Communities, Inc. is a Memphis, Tennessee-based self-administered and self-managed real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities in the Sunbelt region of the United States. As of December 31, 2011, we owned 100% of 160 properties representing 46,872 apartment units. Three properties include retail components with approximately 93,000 square feet of gross leasable area. As of December 31, 2011, we also had 33.33% ownership interests in Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, which owned two properties containing 626 apartment units and five properties containing 1,635 apartment units, respectively. These apartment communities were located across 13 states.

Our business is conducted principally through Mid-America Apartments, L.P., which we refer to as our operating partnership. We are the sole general partner of the operating partnership, holding 36,602,619 common units of partnership interest, or common units, comprising a 95.0% general partnership interest in the operating partnership as of December 31, 2011. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the company,” or “MAA” refer collectively to Mid-America Apartment Communities, Inc. and its subsidiaries.

Our corporate offices are located at 6584 Poplar Avenue, Memphis, Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2011, we had 1,399 full time employees and 67 part time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

As of December 31, 2011, we owned or had an ownership interest in 167 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities in markets with a population of at least 1 million and at least 1% of the total public multifamily REIT units that we have owned and that have been stabilized for at least a full 12 months and have not been classified as held for sale. Communities are considered stabilized after achieving and maintaining at least 90% occupancy for 90 days.

•	Secondary market same store communities are generally communities in markets with populations of more than 1 million but less than 1% of the total public multifamily REIT units or markets with populations of less than 1 million that we have owned and that have been stabilized for at least a full 12 months and have not been classified as held for sale. Communities are considered stabilized after achieving and maintaining at least 90% occupancy for 90 days.

•	Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale. Also included in non same store communities are non multifamily activities which represent less than 1% of our portfolio. .

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

A summary of segment operating results for 2011, 2010 and 2009 is included in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 13. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

BUSINESS OBJECTIVES

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividend through all parts of the real estate investment cycle, and to create new shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;
•	when accretive to long-term shareholder value, acquire or develop additional high-quality properties throughout the Sunbelt region of the United States;
•	selectively dispose of properties that no longer meet our ownership guidelines;
•	develop, renovate and reposition existing properties;
•	diversify investment capital across both large and secondary markets to achieve a growing and less volatile operating performance profile to better support dividend funding across the full real estate and economic market cycle;
•	enter into joint ventures to acquire and reposition properties; and
•	actively manage our capital structure.

OPERATION STRATEGY

Our goal is to maximize our return on investment collectively and in each apartment community by increasing revenues, tightly controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	diversifying portfolio investments across both large and secondary markets;
•	providing management information and improved customer services through technology innovations;
•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions and individual unit amenities;
•	developing new ancillary income programs aimed at offering new services to residents, including, among others, cable and internet access, on which we generate revenue;
•	implementing programs to control expenses through investment in cost-saving initiatives, including measuring and passing on to residents the cost of various expenses, including water and other utility costs;
•	analyzing individual asset productivity performances to identify best practices and improvement areas;
•	proactively maintaining the physical condition of each property through ongoing capital investments;
•	improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to maintain market leadership positions;
•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;
•	allocating additional capital, including capital for selective interior and exterior improvements, where the investment will generate the highest returns;
•	compensating employees through performance-based compensation and stock ownership programs;
•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management's continued close contact with the market and employees;
•	selling or exchanging underperforming assets;
•	issuing or repurchasing shares of common or preferred stock when cost of capital and asset values permit;
•	acquiring and from time to time developing properties when expected returns exceed our investment hurdle rate; and
•	maintaining disciplined investment and capital allocation practices.

Decentralized Operational Structure

We operate in a decentralized manner. We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. To maximize the amount of information shared between senior and executive management and the properties on a real time basis, we utilize a web-based property management system. The system contains property and accounting modules which allow for operating efficiencies, continued expense control, provide for various expanded revenue management practices, and improve the support provided to on-site property operations. We use a “yield management” pricing program that helps our property managers optimize rental revenues, and we also utilize purchase order and accounts payable software to provide improved controls and management information. We have also implemented revised utility billing processes, rolled out new web-sites enabling on-line lease applications and improved web-based marketing programs.

Intensive Property and Asset Management Focus

We have traditionally emphasized property management, and over the past several years, we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and revenue management. A majority of our property managers are Certified Apartment Managers, a designation established by the National Apartment Association, which provides training for on-site manager professionals. We also provide our own in-house leadership development program consisting of an 18-month, three-module program followed by two comprehensive case studies, which was developed with the assistance of U.S. Learning, Inc.

ACQUISITION AND JOINT VENTURE STRATEGY

One of our growth strategies is to acquire and redevelop apartment communities for our wholly-owned portfolio that are diversified over both large and secondary markets throughout the Sunbelt region of the United States and that meet our investment criteria of expected leveraged returns exceeding our investment hurdle rate, generally defined as our estimated cost of equity plus 20%. We have extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, we will acquire newly built and developed communities that can be purchased on a favorable pricing basis. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

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

As of December 31, 2011, we were partners in two joint ventures: Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II.

The following apartment communities were acquired during the year ended December 31, 2011:

		Number
Property	Location	of Units	Date Purchased
100% Owned Properties:
Village Oaks (1)	Temple Terrace (Tampa), FL	2	Various
Alamo Ranch	San Antonio, TX	340	January 12, 2011
Magnolia Parke	Gainesville, FL	204	April 20, 2011
Atlantic Crossing	Jacksonville, FL	200	April 29, 2011
Hamptons at Hunton Park	Glen Allen (Richmond), VA	300	June 1, 2011
Avala at Savannah Quarters	Pooler (Savannah), GA	256	June 13, 2011
Tattersall at Tapestry Park	Jacksonville, FL	279	June 23, 2011
Birchall at Ross Bridge	Hoover (Birmingham), AL	240	August 25, 2011
Legends at Lowe's Farm	Mansfield (Dallas), TX	456	September 19, 2011
Aventura at Indian Lake	Hendersonville (Nashville), TN	300	October 18, 2011
Palisades at Chenal Valley	Chenal Valley (Little Rock), AR	248	November 30, 2011
Seasons at Celebrate Virginia	Fredericksburg, VA	232	December 8, 2011
		3,057
33.33% Owned Properties Through Joint Ventures:
The Verandas at SouthWood	Tallahassee, FL	300	March 29, 2011

(1)	On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums and it is our intent to acquire these units if and when they become available, and operate them as apartment rentals with the rest of the community. During the remainder of 2008, we acquired four of the remaining 19 units and in 2009 we acquired an additional seven units and in 2010 we acquired an additional 3 units.

DISPOSITION STRATEGY

At 16 years average age, we have one of the younger portfolios in the multifamily REIT sector, and strive to maintain a young portfolio of our assets in excellent condition, believing that continuous capital replacement and maintenance will lead to higher long-run returns on investment. From time-to-time, we dispose of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives, to ensure that our portfolio consists primarily of high quality, well-located properties within our market area. Typically, we select assets for disposition that do not meet our present investment criteria, including estimated future return on investment, location, market, potential for growth and capital needs. From time-to-time we also may dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above. During 2011, we disposed of two properties totaling 534 units.

DEVELOPMENT, RENOVATION, AND REPOSITIONING STRATEGY

Periodically, we invest in limited expansion development projects through fee based development agreements using fixed price construction contracts. These contracts can have variability to cover any project cost overruns that may occur. Some development agreements require that cost overruns are contractually shared with the developer up to a specified level, while other development agreements stipulate that cost overruns are the responsibility of the developer. In October 2010, we purchased land in Franklin (Nashville), Tennessee and entered into an agreement to develop a 428-unit apartment community on the site. Construction began in late 2010, but no units were completed by the end of the 2011. During 2011, we also began developing a phase II to the 1225 South Church apartments in Charlotte, North Carolina that were purchased in December 2010. In addition, we purchased land in Little Rock, Arkansas during 2011 and entered into a development agreement to develop a 312-unit apartment community on the site. We are also under contract to purchase 10.7 acres of land and begin construction on a new 270-unit community located in the Charleston, South Carolina metropolitan area. Closing on the land and initial construction is expected to occur in the first quarter of 2012.While we seek opportunistic new development investments offering superior locations with attractive long-term investment returns, we do not currently intend to maintain a dedicated development staff or to expand into development in a significant way. We expect our investment in new development will remain a smaller component of overall growth as compared to growth through acquiring existing properties.

Beginning in 2005, we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and shared exterior amenities above and beyond routine capital upkeep in markets that we believe continue to have growth potential and can support the increased rent. During the year ended December 31, 2011, we renovated 3,118 units achieving a combined 9.6% rent increase above the normal renewal rate.

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

At December 31, 2011, 39% of our total capitalization consisted of borrowings, including 36% for secured borrowings and 3% for unsecured borrowings. We currently intend to target our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels; however, our net-debt (total debt less excess cash on hand) to undepreciated book value is limited to 60% by our debt covenants. We may issue new equity to maintain our debt within this target range. As of December 31, 2011, our ratio of net-debt to undepreciated book value was approximately 46%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged but may decrease our ability to make distributions to our shareholders.

We continuously review opportunities for lowering our cost of capital, and increasing net present value per share. Recently we received a BBB credit rating from Fitch as part of our strategy to access a broader financing market. This rating supported our issuance of $135 million in senior unsecured notes and the opening of a $250 million unsecured credit facility. We evaluate opportunities to repurchase stock when we believe that our stock price is below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by stock sales, when the investment return is projected to substantially exceed our cost of capital. We will also opportunistically seek to lower our cost of capital through issuing, refinancing or redeeming preferred stock as we did in 2010.

We have entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of our common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs.

The following are the issuances of common stock which have been made through these agreements through December 31, 2011:

			Net
	Number of	Net	Average
	Shares Sold	Proceeds	Sales Price
2006	194,000	$11,481,292	$59.18
2007	323,700	$18,773,485	$58.00
2008	1,955,300	$103,588,759	$52.98
2009	763,000	$32,774,757	$42.96
2010	5,077,201	$274,576,677	$54.08
2011	3,303,273	$204,534,677	$61.92
Total	11,616,474	$645,729,647	$55.59

We also have a direct stock purchase plan, which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2011, we issued a total of 495,645 shares through the optional cash purchase feature of our direct stock purchase plan, resulting in net proceeds of $30.0 million.

SHARE REPURCHASE PROGRAM

In 1999, our Board of Directors approved an increase in the number of shares of our common stock authorized to be repurchased to 4 million shares. As of December 31, 2011, we had repurchased a total of approximately 1.86 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include, among others, the share price, financing agreements and rates of return. No shares were repurchased from 2002 through 2011 under this plan.

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

ENVIRONMENTAL MATTERS

As part of the acquisition process, we obtain environmental studies on all of our apartment communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition community; however, no assurance can be given that the studies identify all significant environmental problems.

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

The environmental studies we received have not revealed any material environmental liabilities. We are not aware of any existing conditions that would currently be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental liabilities or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

We believe that our apartment communities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

WEBSITE ACCESS TO REGISTRANT’S REPORTS

We file annual and periodic reports with the Securities and Exchange Commission. All filings made by us with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website is http://www.sec.gov.

Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the For Investors page under SEC Filings. Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found on the For Investors page under Governance Documents. Our website address is http://www.maac.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting the Investor Relations Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our shareholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our shareholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property. In 2011, we paid total distributions of $2.51 per common share to our shareholders, which was above the 90% REIT distribution requirement.

RECENT DEVELOPMENTS

Dispositions

On January 12, 2012, we closed on the sale of the 320-unit Kenwood Club at the Park apartment community located in Katy (Houston), Texas, resulting in a gain of approximately $9.6 million.

On February 9, 2012, we closed on the sale of the 276-unit Cedar Mill apartment community located in Memphis, Tennessee, resulting in no material gain or loss.

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

RISKS RELATED TO OUR REAL ESTATE INVESTMENTS AND OUR OPERATIONS

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2010 and 2011, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.

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

The SEC has proposed the mandatory adoption of IFRS by United States public companies possibly starting in 2015. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion are uncertain.

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

Increasing real estate taxes and insurance costs may negatively impact financial condition

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. If the costs associated with real estate taxes and insurance should significantly rise, our financial condition could be negatively impacted, and our ability to pay our dividend could be affected.

We may experience increased costs arising from health care reform

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Several states have challenged the constitutionality of certain provisions of the health care reform legislation, and many of these challenges are still pending final adjudication in several jurisdictions, including the United States Supreme Court. Therefore, due to the phased-in nature of the implementation, the lack of interpretive guidance, and the pending court challenges to this legislation, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.

Property insurance limits may be inadequate, and deductibles may be excessive in the event of a catastrophic loss or a series of major losses, which may cause a breach of loan covenants

We have a significant proportion of our assets in areas exposed to windstorms and to the New Madrid seismic zone. A major wind or earthquake loss, or series of losses, could require that we pay significant deductibles as well as additional amounts above the per occurrence limit of our insurance for these risks. We may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on our assets, financial condition, and results of operation.

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

Development and construction risks could impact our profitability

Currently, we have two development communities and a second phase to an existing community under construction totaling 950 units as of December 31, 2011. No units for the development projects were completed as of December 31, 2011. Our development and construction activities are subject to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;
•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than pro forma;
•	bankruptcy of developers in our development projects could impose delays and costs on us with respect to the development of our communities and may adversely affect our financial condition and results of operations;
•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities;

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;
•	occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community; and
•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defect that are uninsured or exceed the limit of our insurance.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING ACTIVITIES

A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor’s Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of December 31, 2011, 69% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2012 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

Our financing could be impacted by negative capital market conditions

Over the past three and a half years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of December 31, 2011, 69% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and prospects.

Various agency rate-based traunches of our credit facilities with FNMA and Freddie Mac mature from 2012 through 2018, and we anticipate that replacement financing, whether with FNMA, Freddie Mac, or other options in the financial markets, will be at a higher cost.

A change in the value of our assets could cause us to experience a cash shortfall, to be in default of our loan covenants, or to incur a charge for the impairment of assets

We borrow on a secured basis from FNMA, Freddie Mac, and on an unsecured basis from a syndicate of banks led by Key Bank. A significant reduction in the value of our assets could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse effect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At December 31, 2011, we had total debt outstanding of $1.65 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Our net-debt to undepreciated book value is limited to 60% by our debt covenants. As of December 31, 2011, our ratio of net-debt to undepreciated book value was approximately 46%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation annually. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also rely on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of December 31, 2011. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate.

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

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 98% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case the value of the swap or cap would be recorded in earnings, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.

One or more interest rate swap or cap counterparties could default, causing us significant financial exposure

We enter into interest rate swap and interest rate cap agreements only with counterparties that are highly rated (A or above by Standard & Poors, or Aa3 or above by Moody’s). We also try to diversify our risk amongst several counterparties. In the event one or more of these counterparties were to go into liquidation or to experience a significant rating downgrade, this could cause us to liquidate the interest rate swap or to lose the interest rate protection of an interest rate cap. Liquidation of an interest rate swap could cause us to be required to pay the swap counter party the net present value of the swap, which may represent a significant current period cash charge, possibly sufficient to cause us to breach one or more loan covenants.

Variable interest rates may adversely affect funds from operations

At December 31, 2011, effectively $249 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $964 million secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $200 million that are variable rate facilities. At December 31, 2011, a total of $1.1 billion was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at December 31, 2011. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of December 31, 2011, no shares of preferred stock were issued and outstanding.

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

Market interest rates and low trading volume may have an adverse effect on the market value of our common shares

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of our common shares to go down. In addition, although our common shares are listed on The New York Stock Exchange, or The NYSE, the daily trading volume of our shares may be lower than the trading volume for other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

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

The stock markets, including The NYSE, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our publicly traded securities are the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 75% of our apartment units are located in Georgia, Florida, Tennessee, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2011:

						Approximate	Average	Monthly Average Rent	Average Occupancy	Monthly Effective Rent	Encumbrances at December 31, 2011
						Rentable	Unit	per Unit at	Percent at	per Unit at	Mortgage
		Year	Year Management	Reportable	Number	Area (Square	Size (Square	December 31,	December 31,	December 31,	/Bond Principal		Interest		Maturity
Property	Location	Completed	Commenced	Segment	of Units	Footage)	Footage)	2011 (19)	2011 (20)	2011 (21)	(000's)		Rate		Date

100% Owned
Birchall at Ross Bridge	Birmingham, AL	2009	2011	(24)	240	283,680	1,182	$ 1,190.47	95.83%	$ 1,177.83	$ -
Eagle Ridge	Birmingham, AL	1986	1998	(23)	200	181,600	908	$ 714.83	97.50%	$ 709.86	$ -	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	(23)	152	162,792	1,071	$ 626.92	89.47%	$ 611.46	$ -	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1989/98	1997	(23)	392	441,000	1,125	$ 737.37	94.13%	$ 704.86	$ -	(1)		(1)		(1)
Paddock Club Montgomery	Montgomery, AL	1999	1998	(23)	208	246,272	1,184	$ 768.17	98.56%	$ 767.45	$ -	(1)		(1)		(1)
					1,192	1,315,344	1,103	$ 816.11	95.22%	$ 799.94
Calais Forest	Little Rock, AR	1987	1994	(23)	260	195,000	750	$ 721.15	97.31%	$ 720.38	$ -	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	(23)	240	183,120	763	$ 683.61	95.42%	$ 667.36	$ -	(1)		(1)		(1)
Palisades at Chenal Valley, 232	Little Rock, AR	2006	2011	(24)	248	292,888	1,181	$ 1,063.30	95.97%	$ 1,063.30	$ -
Westside Creek I & II	Little Rock, AR	1984/86	1997	(23)	308	304,612	989	$ 754.65	96.43%	$ 754.04	$ -	(1)		(1)		(1)
					1,056	975,620	924	$ 802.74	96.31%	$ 798.68
Talus Ranch	Phoenix, AZ	2005	2006	(22)	480	437,280	911	$ 713.67	87.29%	$ 701.94	$ -
The Edge at Lyon's Gate	Phoenix, AZ	2007	2008	(22)	312	299,208	959	$ 821.68	97.76%	$ 807.96	$ -
Sky View Ranch	Gilbert, AZ	2007	2009	(22)	232	225,272	971	$ 818.10	97.41%	$ 812.55	$ -
					1,024	961,760	939	$ 770.24	92.77%	$ 759.30
Tiffany Oaks	Altamonte Springs, FL	1985	1996	(22)	288	232,704	808	$ 736.90	97.57%	$ 735.60	$ -	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	(22)	120	93,240	777	$ 664.31	100.00%	$ 660.89	$ -	(1)		(1)		(1)
Indigo Point	Brandon, FL	1989	2000	(23)	240	194,640	811	$ 794.71	92.08%	$ 784.21	$ -	(1)		(1)		(1)
Paddock Club Brandon	Brandon, FL	1997/99	1997	(22)	440	528,440	1,201	$ 917.18	96.59%	$ 909.64	$ -
Preserve at Coral Square	Coral Springs, FL	1996	2004	(23)	480	570,720	1,189	$ 1,332.05	94.38%	$ 1,328.24	$ -	(4)		(4)		(4)
Anatole	Daytona Beach, FL	1986	1995	(23)	208	150,384	723	$ 680.61	98.08%	$ 680.61	$ 7,000	(7)	1.026%	(7)	10/15/2032	(7)
Paddock Club Gainesville	Gainesville, FL	1999	1998	(23)	264	326,304	1,236	$ 839.58	95.83%	$ 830.26	$ -	(2)		(2)		(2)
The Retreat at Magnolia Parke, 204	Gainesville, FL	2009	2011	(24)	204	206,040	1,010	$ 958.09	96.57%	$ 950.99	$ -
Atlantic Crossing	Jacksonville, FL	2008	2011	(24)	200	248,200	1,241	$ 1,102.23	94.50%	$ 1,097.96	$ -
Cooper's Hawk	Jacksonville, FL	1987	1995	(22)	208	218,400	1,050	$ 790.50	97.12%	$ 786.94	$ -	(2)		(2)		(2)
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	(22)	336	295,008	878	$ 769.21	96.73%	$ 764.99	$ -
Lakeside	Jacksonville, FL	1985	1996	(22)	416	346,112	832	$ 716.32	95.67%	$ 715.08	$ -	(1)		(1)		(1)
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	(22)	501	556,110	1,110	$ 876.77	97.41%	$ 871.54	$ -	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1989/96	1997	(22)	440	478,720	1,088	$ 808.88	92.27%	$ 804.36	$ -	(1)		(1)		(1)
Paddock Club Mandarin	Jacksonville, FL	1998	1998	(22)	288	334,656	1,162	$ 882.18	95.14%	$ 876.64	$ -	(2)		(2)		(2)
St. Augustine I	Jacksonville, FL	1987	1995	(22)	400	319,600	799	$ 682.41	95.00%	$ 680.65	$ 13,235	(17) (18)		(17) (18)		(17) (18)
St. Augustine II	Jacksonville, FL	2008	1995	(22)	124	118,544	956	$ 908.77	97.58%	$ 905.83	$ -	(1)		(1)		(1)
Tattersall at Tapestry Park, 279	Jacksonville, FL	2009	2011	(24)	279	307,458	1,102	$ 1,215.64	97.13%	$ 1,213.16	$ -
Woodbridge at the Lake	Jacksonville, FL	1985	1994	(22)	188	166,004	883	$ 702.99	95.74%	$ 691.96	$ -	(2)		(2)		(2)
Woodhollow	Jacksonville, FL	1986	1997	(22)	450	379,350	843	$ 696.17	97.33%	$ 692.33	$ -	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1988/90	1997	(23)	464	502,048	1,082	$ 724.91	95.26%	$ 719.16	$ -	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	(23)	256	243,200	950	$ 723.31	94.92%	$ 718.29	$ -	(2)		(2)		(2)
Paddock Park Ocala	Ocala, FL	1986/88	1997	(23)	480	493,440	1,028	$ 662.67	92.29%	$ 646.51	$ 6,805	(2) (3)		(2) (3)		(2) (3)
The Club at Panama Beach	Panama City, FL	2000	1998	(23)	254	283,718	1,117	$ 891.06	98.43%	$ 879.04	$ -	(2)		(2)		(2)
Paddock Club Tallahassee	Tallahassee, FL	1990/95	1997	(23)	304	329,536	1,084	$ 818.55	95.07%	$ 810.17	$ -	(2)		(2)		(2)
Belmere	Tampa, FL	1984	1994	(22)	210	202,440	964	$ 812.94	97.62%	$ 810.08	$ -	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	(22)	230	213,210	927	$ 857.55	96.52%	$ 848.14	$ -	(1)		(1)		(1)
Village Oaks	Tampa, FL	2005	2008	(24)	234	279,630	1,195	$ 1,053.31	97.01%	$ 1,048.46	$ -
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	(22)	432	461,808	1,069	$ 939.88	97.22%	$ 934.71	$ 30,627		4.430%		10/1/2020
					8,938	9,079,664	1,016	$ 848.10	95.85%	$ 842.38
High Ridge	Athens, GA	1987	1997	(23)	160	186,560	1,166	$ 719.42	99.38%	$ 715.89	$ -	(1)		(1)		(1)
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	(22)	250	287,500	1,150	$ 1,277.21	98.40%	$ 1,257.74	$ 23,500		6.210%		11/5/2015
Bradford Pointe	Augusta, GA	1986	1997	(23)	192	156,288	814	$ 697.99	94.27%	$ 692.14	$ -
Shenandoah Ridge	Augusta, GA	1982	1994	(23)	272	222,768	819	$ 617.67	92.65%	$ 599.32	$ -	(1)		(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	(23)	120	107,160	893	$ 651.56	95.00%	$ 651.56	$ 3,480	(12)		(12)	5/15/2033	(12)
Fountain Lake	Brunswick, GA	1983	1997	(23)	113	129,159	1,143	$ 751.58	92.92%	$ 749.81
Park Walk	College Park, GA	1985	1997	(22)	124	112,716	909	$ 573.64	95.16%	$ 573.64	$ -	(1)		(1)		(1)
Whisperwood	Columbus, GA	80/82/84/86/98	1997	(23)	1,008	1,188,432	1,179	$ 835.21	91.87%	$ 810.54	$ -	(1)		(1)		(1)
Willow Creek	Columbus, GA	1971/77	1997	(23)	285	246,810	866	$ 587.31	97.54%	$ 578.86	$ -	(1)		(1)		(1)
Terraces at Fieldstone	Conyers, GA	1999	1998	(22)	316	375,092	1,187	$ 811.02	96.20%	$ 807.83	$ -	(1)		(1)		(1)
Prescott	Duluth, GA	2001	2004	(22)	384	411,648	1,072	$ 797.03	97.66%	$ 794.95	$ -	(5)		(5)		(5)
Lanier	Gainesville, GA	1998	2005	(22)	344	396,288	1,152	$ 790.60	90.12%	$ 786.60	$ 17,029		5.300%		3/1/2014
Lake Club	Gainesville, GA	2001	2005	(22)	313	359,950	1,150	$ 739.86	89.78%	$ 738.30	$ -	(5)		(5)		(5)
Whispering Pines	LaGrange, GA	1982/84	1997	(23)	216	222,480	1,030	$ 638.17	98.61%	$ 636.57	$ -
Westbury Springs	Lilburn, GA	1983	1997	(23)	150	163,350	1,089	$ 633.84	98.00%	$ 627.70	$ -	(1)		(1)		(1)
Austin Chase	Macon, GA	1996	1997	(23)	256	293,120	1,145	$ 754.91	91.41%	$ 744.42	$ -
The Vistas	Macon, GA	1985	1997	(23)	144	153,792	1,068	$ 681.03	90.97%	$ 666.02	$ -	(1)		(1)		(1)
Walden Run	McDonough, GA	1997	1998	(22)	240	280,560	1,169	$ 675.69	97.92%	$ 673.72	$ -	(1)		(1)		(1)
Avala at Savannah Quarters	Savannah, GA	2009	2011	(24)	256	244,992	957	$ 924.63	90.63%	$ 910.26	$ -
Georgetown Grove	Savannah, GA	1997	1998	(23)	220	239,800	1,090	$ 863.15	95.45%	$ 860.12	$ -	(4)		(4)		(4)
Oaks at Wilmington Island	Savannah, GA	1999	2006	(23)	306	333,846	1,091	$ 883.84	97.06%	$ 872.49	$ -	(4)		(4)		(4)
Wildwood	Thomasville, GA	1980/84	1997	(23)	216	225,072	1,042	$ 642.55	99.54%	$ 642.33	$ -	(1)		(1)		(1)
Hidden Lake	Union City, GA	1985/87	1997	(22)	320	325,120	1,016	$ 636.60	96.88%	$ 635.86	$ -	(1)		(1)		(1)
Three Oaks	Valdosta, GA	1983/84	1997	(23)	240	253,200	1,055	$ 685.06	97.08%	$ 684.57	$ -	(1)		(1)		(1)
Huntington Chase	Warner Robins, GA	1997	2000	(23)	200	221,400	1,107	$ 756.15	98.50%	$ 738.98	$ -	(4)		(4)		(4)
Southland Station	Warner Robins, GA	1987/90	1997	(23)	304	355,984	1,171	$ 729.10	93.75%	$ 703.20	$ -	(1)		(1)		(1)
Terraces at Townelake	Woodstock, GA	1999	1998	(22)	502	568,264	1,132	$ 740.43	92.83%	$ 722.69	$ -	(1)		(1)		(1)
					7,451	8,061,351	1,082	$ 762.42	94.67%	$ 751.99
Fairways at Hartland	Bowling Green, KY	1996	1997	(23)	240	251,040	1,046	$ 772.39	95.42%	$ 771.56	$ -	(1)		(1)		(1)
Paddock Club Florence	Florence, KY	1994	1997	(23)	200	231,600	1,158	$ 773.12	95.00%	$ 744.76	$ 9,114		5.875%		1/1/2044
Grand Reserve Lexington	Lexington, KY	2000	1999	(23)	370	432,900	1,170	$ 882.17	95.41%	$ 874.72	$ -	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	(23)	118	90,742	769	$ 629.12	98.31%	$ 628.28	$ -	(1)		(1)		(1)
Mansion, The	Lexington, KY	1989	1994	(23)	184	138,736	754	$ 662.78	96.74%	$ 637.36	$ -	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	(23)	252	182,700	725	$ 643.93	95.63%	$ 643.33	$ -	(1)		(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	(23)	384	324,864	846	$ 686.18	96.09%	$ 667.15	$ -	(1)		(1)		(1)
					1,748	1,652,582	945	$ 737.04	95.88%	$ 725.11
Crosswinds	Jackson, MS	1988/90	1996	(23)	360	443,160	1,231	$ 781.60	94.17%	$ 777.75	$ -	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	(23)	389	337,263	867	$ 766.93	95.12%	$ 751.11	$ -	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	(23)	296	248,344	839	$ 779.90	95.61%	$ 778.42	$ 5,880	(8)	0.886%	(8)	5/15/2031	(8)
Lakeshore Landing	Ridgeland, MS	1974	1994	(23)	196	174,244	889	$ 710.47	96.43%	$ 705.17	$ -	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	(23)	204	237,252	1,163	$ 773.38	96.08%	$ 773.38	$ -	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	(23)	253	268,180	1,060	$ 746.05	94.47%	$ 744.40	$ -	(1)		(1)		(1)
					1,698	1,708,443	1,006	$ 763.45	95.17%	$ 757.89
Hermitage at Beechtree	Cary, NC	1988	1997	(22)	194	169,750	875	$ 736.68	92.27%	$ 730.85	$ -	(1)		(1)		(1)
Waterford Forest	Cary, NC	1996	2005	(22)	384	377,472	983	$ 703.91	94.79%	$ 701.53	$ -	(5)		(5)		(5)
1225 South Church	Charlotte, NC	2009	2010	(24)	196	162,680	830	$ 1,992.31	96.43%	$ 1,099.97	$ -
Hue	Raleigh, NC	2009	2010	(24)	208	185,744	893	$ 1,290.07	95.19%	$ 1,228.32	$ -
The Preserve at Brier Creek	Raleigh, NC	2002/07	2006	(22)	450	519,300	1,154	$ 933.98	95.56%	$ 933.87	$ -	(1)		(1)		(1)
Providence at Brier Creek	Raleigh, NC	2007	2008	(22)	313	297,037	949	$ 859.95	95.85%	$ 857.07	$ -
Corners, The	Winston-Salem, NC	1982	1993	(23)	240	173,520	723	$ 576.36	95.83%	$ 576.22	$ -	(2)		(2)		(2)
					1,985	1,885,503	950	$ 957.09	95.21%	$ 860.99
Fairways at Royal Oak	Cincinnati, OH	1988	1994	(23)	214	214,428	1,002	$ 676.68	91.59%	$ 653.55	$ -	(1)		(1)		(1)
					214	214,428	1,002	$ 676.68	91.59%	$ 653.55
Colony at South Park	Aiken, SC	1989/91	1997	(23)	184	174,800	950	$ 756.19	96.74%	$ 733.79	$ -	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	(23)	144	165,168	1,147	$ 756.47	97.22%	$ 739.46	$ -	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	(23)	168	146,664	873	$ 615.41	98.81%	$ 614.33	$ -	(1)		(1)		(1)
Fairways, The	Columbia, SC	1992	1994	(23)	240	213,840	891	$ 651.63	95.00%	$ 646.70	$ 7,735	(9)	0.922%	(9)	5/15/2031	(9)
Paddock Club Columbia	Columbia, SC	1989/95	1997	(23)	336	378,672	1,127	$ 758.57	95.24%	$ 736.17	$ -	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	(23)	168	134,904	803	$ 552.53	94.64%	$ 559.06	$ -	(1)		(1)		(1)
Howell Commons	Greenville, SC	1986/88	1997	(23)	348	275,616	792	$ 602.97	92.53%	$ 585.30	$ -	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	(23)	208	231,504	1,113	$ 723.19	96.63%	$ 717.56	$ -	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	(23)	208	158,704	763	$ 578.85	96.63%	$ 576.83	$ -	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	(23)	208	179,504	863	$ 616.66	99.52%	$ 613.51	$ -	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	(23)	208	177,840	855	$ 1,045.28	96.63%	$ 1,038.24	$ 8,365	(6)	0.886%	(6)	11/15/2035	(6)
535 Brookwood	Simpsonville, SC	2008	2010	(23)	256	254,464	994	$ 820.66	94.14%	$ 809.11	$ 13,890		4.430%		10/1/2020
Park Place	Spartanburg, SC	1987	1997	(23)	184	195,224	1,061	$ 669.25	90.22%	$ 649.61	$ -	(1)		(1)		(1)
Farmington Village	Summerville, SC	2007	2007	(23)	280	309,120	1,104	$ 908.50	93.57%	$ 904.29	$ 15,200		3.520%		12/10/2015
					3,140	2,996,024	954	$ 722.77	95.29%	$ 712.59
Hamilton Pointe	Chattanooga, TN	1989	1992	(23)	361	256,310	710	$ 629.96	95.57%	$ 628.97	$ -	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	(23)	300	260,400	868	$ 631.34	93.00%	$ 628.42	$ -	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	(23)	108	98,712	914	$ 733.44	93.52%	$ 729.74	$ -	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	(23)	174	238,728	1,372	$ 932.03	93.68%	$ 930.94	$ 5,465	(13)		(13)	5/15/2033	(13)
Bradford Chase	Jackson, TN	1987	1994	(23)	148	121,360	820	$ 633.03	91.22%	$ 629.78	$ -	(1)		(1)		(1)
Oaks, The	Jackson, TN	1978	1993	(23)	100	87,500	875	$ 592.86	95.00%	$ 589.57	$ -	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	(23)	150	161,700	1,078	$ 669.39	98.00%	$ 669.39	$ 5,095		0.886%		10/15/2032
Post House North	Jackson, TN	1987	1989	(23)	145	141,375	975	$ 671.43	93.10%	$ 652.30	$ 3,375	(10)	0.886%	(10)	5/15/2031	(10)
Woods at Post House	Jackson, TN	1997	1995	(23)	122	118,706	973	$ 696.20	95.90%	$ 696.02	$ 4,565		6.070%		9/1/2035
Cedar Mill	Memphis, TN	1973/86	1982/94	(23)	276	297,804	1,079	$ 602.49	94.57%	$ 578.27	$ -
Greenbrook	Memphis, TN	1974/78/83/86	1988	(23)	1,037	944,707	911	$ 632.34	96.24%	$ 630.28	$ 28,910		4.110%		9/1/2017
Kirby Station	Memphis, TN	1978	1994	(23)	371	309,043	833	$ 745.98	95.42%	$ 736.36	$ -	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1988/98	1994	(23)	618	540,132	874	$ 754.03	95.63%	$ 746.85	$ -	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	(23)	82	106,764	1,302	$ 1,071.54	89.02%	$ 1,066.32	$ -
Reserve at Dexter Lake	Memphis, TN	1999/01	1998	(23)	740	807,340	1,091	$ 879.93	92.84%	$ 862.26	$ -
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	(22)	240	281,760	1,174	$ 885.68	92.08%	$ 876.93	$ -	(1)		(1)		(1)
Aventura at Indian Lake Village	Nashville, TN	2010	2011	(24)	300	291,000	970	$ 951.13	94.67%	$ 934.55	$ -
Avondale at Kennesaw	Nashville, TN	2008	2010	(22)	288	283,392	984	$ 855.71	96.88%	$ 852.23	$ 19,142		4.430%		10/1/2020
Brentwood Downs	Nashville, TN	1986	1994	(22)	286	220,220	770	$ 820.32	98.25%	$ 819.79	$ -	(1)		(1)		(1)
Grand View Nashville	Nashville, TN	2001	1999	(22)	433	523,497	1,209	$ 933.44	93.07%	$ 926.06	$ -	(1)		(1)		(1)
Monthaven Park	Nashville, TN	1999/01	2004	(22)	456	427,728	938	$ 802.68	97.15%	$ 799.48	$ -	(4)		(4)		(4)
Park at Hermitage	Nashville, TN	1987	1995	(22)	440	392,480	892	$ 638.41	96.14%	$ 634.19	$ 6,645	(14) (18)	0.886%	(14) (18)	2/15/2034	(14) (18)
Verandas at Sam Ridley	Nashville, TN	2009	2010	(22)	336	391,104	1,164	$ 880.81	93.75%	$ 877.37	$ 23,559		4.430%		10/1/2020
					7,511	7,301,762	972	$ 762.04	94.93%	$ 755.16
Northwood	Arlington, TX	1980	1998	(22)	270	224,100	830	$ 629.37	91.48%	$ 622.07	$ -	(2)		(2)		(2)
Balcones Woods	Austin, TX	1983	1997	(22)	384	313,728	817	$ 782.79	96.09%	$ 780.47	$ -	(2)		(2)		(2)
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	(22)	210	194,460	926	$ 991.34	95.71%	$ 987.65	$ -	(4)		(4)		(4)
Silverado	Austin, TX	2003	2006	(22)	312	298,584	957	$ 891.20	94.55%	$ 865.79	$ -	(4)		(4)		(4)
Stassney Woods	Austin, TX	1985	1995	(22)	288	248,832	864	$ 717.04	98.96%	$ 707.36	$ 4,050	(15) (18)	0.886%	(15) (18)	2/15/2034	(15) (18)
Travis Station	Austin, TX	1987	1995	(22)	304	244,720	805	$ 622.73	96.71%	$ 612.96	$ 3,585	(16) (18)	0.886%	(16) (18)	2/15/2034	(16) (18)
Woods, The	Austin, TX	1977	1997	(22)	278	214,060	770	$ 1,013.36	95.68%	$ 977.20	$ -	(2)		(2)		(2)
Celery Stalk	Dallas, TX	1978	1994	(22)	410	374,330	913	$ 668.62	95.85%	$ 661.39	$ -	(5)		(5)		(5)
Courtyards at Campbell,	Dallas, TX	1986	1998	(22)	232	168,664	727	$ 704.81	94.40%	$ 704.81	$ -	(2)		(2)		(2)
Deer Run	Dallas, TX	1985	1998	(22)	304	206,720	680	$ 609.42	94.74%	$ 603.73	$ -	(2)		(2)		(2)
Grand Courtyard	Dallas, TX	2000	2006	(22)	390	343,980	882	$ 850.25	95.38%	$ 848.31	$ -	(4)		(4)		(4)
Legends at Lowe's Farm	Dallas, TX	2008	2011	(22)	456	425,904	934	$ 1,012.54	93.86%	$ 1,002.04	$ -
Watermark	Dallas, TX	2002	2004	(22)	240	205,200	855	$ 813.87	96.25%	$ 791.82	$ -	(5)		(5)		(5)
La Valencia at Starwood	Frisco, TX	2009	2010	(22)	270	267,840	992	$ 1,100.58	94.81%	$ 1,092.80	$ 22,350		4.590%		3/10/2018
Legacy Pines	Houston, TX	1999	2003	(22)	308	283,360	920	$ 867.15	96.75%	$ 865.42	$ -	(2)		(2)		(2)
Park Place (Houston)	Houston, TX	1996	2007	(22)	229	207,016	904	$ 903.65	96.07%	$ 901.43	$ -	(1)		(1)		(1)
Ranchstone	Houston, TX	1996	2007	(22)	220	193,160	878	$ 846.59	96.36%	$ 843.48	$ -	(4)		(4)		(4)
Reserve at Woodwind Lakes	Houston, TX	1999	2006	(22)	328	316,192	964	$ 830.95	93.60%	$ 822.73	$ 12,823		5.930%		6/15/2015
Cascade at Fall Creek	Humble, TX	2007	2008	(22)	246	227,796	926	$ 902.39	92.28%	$ 872.03	$ -
Chalet at Fall Creek	Humble, TX	2006	2007	(22)	268	260,228	971	$ 888.24	94.03%	$ 843.32	$ -	(4)		(4)		(4)
Bella Casita at Las Colinas	Irving, TX	2007	2010	(22)	268	258,352	964	$ 997.45	96.27%	$ 971.27	$ -	(5)		(5)		(5)
Kenwood Club	Katy, TX	2000	1999	(22)	320	341,440	1,067	$ 799.58	93.44%	$ 786.31	$ -
Lane at Towne Crossing	Mesquite, TX	1983	1994	(22)	384	277,632	723	$ 608.91	95.31%	$ 593.62	$ -
Times Square at Craig Ranch	McKinney, TX	2009	2010	(24)	313	320,512	1,024	$ 1,056.98	95.85%	$ 1,050.06	$ -
Highwood	Plano, TX	1983	1998	(22)	196	156,212	797	$ 786.89	94.39%	$ 783.36	$ -	(1)		(1)		(1)
Los Rios Park	Plano, TX	2000	2003	(22)	498	470,112	944	$ 854.70	95.58%	$ 851.20	$ -
Boulder Ridge	Roanoke, TX	1999/2008	2005	(22)	494	442,624	896	$ 852.16	95.55%	$ 839.40	$ -
Copper Ridge	Roanoke, TX	2007	2008	(22)	245	229,810	938	$ 973.68	93.88%	$ 958.46	$ -
Alamo Ranch	San Antonio, TX	2009	2011	(24)	340	270,640	796	$ 890.59	95.00%	$ 863.67	$ -
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	(23)	400	334,400	836	$ 897.58	94.50%	$ 889.74	$ 19,500		5.490%		3/1/2020
Cypresswood Court	Spring, TX	1984	1994	(22)	208	160,576	772	$ 667.80	95.19%	$ 659.42	$ -	(5)		(5)		(5)
Villages at Kirkwood	Stafford, TX	1996	2004	(22)	274	244,682	893	$ 873.14	89.05%	$ 859.33	$ -	(4)		(4)		(4)
Green Tree Place	Woodlands, TX	1984	1994	(22)	200	152,200	761	$ 727.01	96.50%	$ 725.76	$ -	(5)		(5)		(5)
					10,087	8,878,066	880	$ 837.56	94.99%	$ 825.79
Seasons at Celebrate Virginia	Fredericksburg, VA	2011	2011	(24)	232	233,160	1,005	$ 949.91	96.12%	$ 949.91	$ -
Township	Hampton, VA	1987	1995	(23)	296	248,048	838	$ 931.12	94.26%	$ 910.12	$ 10,800	(11)	1.026%	(11)	10/15/2032	(11)
Hamptons at Hunton Park	Richmond, VA	2003	2011	(24)	300	309,600	1,032	$ 1,184.18	91.00%	$ 1,173.64	$ -
					828	790,808	955	$ 1,028.07	93.60%	$ 1,016.75

Subtotal 100% Owned					46,872	45,821,355	978	$ 806.29	95.11%	$ 793.46	331,724

Joint Venture Properties
Milstead Village	Kennesaw, GA	1998	2008	(24)	310	356,190	1,149	$ 885.46	98.39%	$ 875.08	$ 21,414
Greenwood Forest	Houston, TX	1994	2008	(24)	316	310,944	984	$ 842.44	95.89%	$ 838.74	$ 18,251
Ansley Village	Macon, GA	2007	2009	(24)	294	324,282	1,103	$ 784.18	94.90%	$ 769.50	$ 12,334
Legacy at Western Oaks	Austin, TX	2001	2009	(24)	479	467,504	976	$ 1,039.99	95.41%	$ 1,015.37	$ 30,290
Grand Cypress	Cypress, TX	2008	2010	(24)	312	280,488	899	$ 973.51	96.79%	$ 960.89	$ 14,184
Venue at Stonebridge Ranch	McKinney, TX	2000	2010	(24)	250	214,000	856	$ 821.35	96.40%	$ 815.75	$ 12,500
Verandas at Southwood	Tallahassee, FL	2003	2011	(24)	300	341,700	1,139	$ 910.48	91.67%	$ 896.89	$ 22,039

Subtotal Joint Venture Properties					2,261	2,295,108	1,015	$ 907.40	95.62%	$ 894.17	$ 131,012

Total 100% Owned and Joint Venture Properties					49,133	48,116,463	979	$ 810.95	95.13%	$ 798.10	$ 462,736

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $691.8 million outstanding with a variable interest rate of 0.98% on which there exists in combination with the FNMA facility mentioned in note (2) thirteen interest rate swap agreements totaling $425 million at an average rate of 5.35% and six interest rate caps totalling $165 million at an average rate of 4.58% at December 31, 2011.
(2)	Encumbered by a $163.2 million FNMA facility, with $163.2 million available and $147.1 million outstanding with a variable interest rate of 0.70% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2011.
(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.
(4)	Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.67% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% and a $15 million interest rate cap of 5% at December 31, 2011.
(5)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.
(6)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.
(7)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(8)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.
(9)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.
(10)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.
(11)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(12)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.196% and $3.0 million with a variable rate of 0.886% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(13)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.196% and $5.0 million with a variable rate of 0.886% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(14)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2016.
(15)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2016.
(16)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2016.
(17)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 4.50% which terminates on March 1, 2014.
(18)	Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% on which there exists a $11.7 million interest rate cap of 5.00% which terminates on March 1, 2014.
(19)	Monthly average rent per unit represents the average of gross monthly rent amounts charged for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. This information is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.
(20)	Average Occupancy is calculated by dividing the number of units occupied at each property by the total number of units at each property.
(21)	Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property’s local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2011 were $3.6 million. As of December 31, 2011 approximately 11.4% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.
(22)	Large market same store reportable segment.
(23)	Secondary market same store reportable segment.
(24)	Non-same store reportable segment.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed and traded on the NYSE under the symbol “MAA” since our initial public offering in February 1994. On February 3, 2012, the reported last sale price of our common stock on the NYSE was $64.44 per share, and there were approximately 1,560 holders of record of the common stock. We believe we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock and the dividends declared by us with respect to the periods indicated.

	Sales Prices		Dividends	Dividends
	High	Low	Paid	Declared
2011:
First Quarter	$65.00	$60.41	$0.6275	$0.6275
Second Quarter	$68.62	$62.12	$0.6275	$0.6275
Third Quarter	$73.36	$57.04	$0.6275	$0.6275
Fourth Quarter	$63.62	$55.10	$0.6275	$0.66 (1)

2010:
First Quarter	$55.03	$45.14	$0.615	$0.615
Second Quarter	$57.34	$49.74	$0.615	$0.615
Third Quarter	$60.88	$49.71	$0.615	$0.615
Fourth Quarter	$64.48	$57.96	$0.615	$0.6275

(1) Generally, our Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.66 per share declared in the fourth quarter of 2011 was paid on January 31, 2012 to shareholders of record on January 13, 2012.

Our quarterly dividend rate is currently $0.66 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by us will be affected by a number of factors, including, but not limited to, the gross revenues received from the apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

In 2009, we issued a total of 25,406 shares through our DRSPP and did not offer a discount for optional cash purchases. In 2010, we issued a total of 568,323 shares through our DRSPP and offered an average discount of 2.0% for optional cash purchases. In 2011, we issued a total of 509,116 shares through our DRSPP and offered an average discount of 2.0% for optional cash purchases.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2011.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options	(excluding securities
	and Rights	Warrants and Rights	reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)

Equity compensation
plans approved
by security holders	-	$-	365,037

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

Total	-	$-	365,037

(1)	Columns (a) and (b) above do not include 16,379 shares of restricted stock that are subject to vesting requirements that were issued through our Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan, 42,583 shares of restricted stock that are subject to vesting requirements which were issued through our 2004 Stock Plan, or 82,874 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

(2)	Column (c) above includes 297,911 shares available to be issued under our 2004 Stock Plan and 67,126 shares available to be issued under our Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

We have not granted any stock options since 2002.

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2006 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '06	Dec '07	Dec '08	Dec '09	Dec '10	Dec '11
MAA	$100.00	$77.99	$71.43	$99.51	$137.01	$140.44
S&P500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
FTSE NAREIT Equity Index	$100.00	$84.31	$52.50	$67.20	$85.98	$93.11

Purchases of Equity Securities

The following chart shows our repurchases of shares for the three month period ended December 31, 2011:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
October 1, 2011 - October 31, 2011	40	$59.54	-	2,138,000
November 1, 2011 - November 30, 2011	710	$58.68	-	2,138,000
December 1, 2011 - December 31, 2011	571	$57.73	-	2,138,000

Total	1,321	$58.29	-	2,138,000

(1)	Represents shares repurchased under ESOP plan

(2)	This number reflects the amount of shares that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a historical basis for us. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Current Report on Form 8-K.

MAA
Selected Financial Data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Total operating revenues	$448,992	$398,005	$374,365	$367,999	$345,545
Expenses:
Property operating expenses	191,516	172,378	157,562	154,238	141,376
Depreciation and amortization	115,605	103,088	95,078	89,640	84,309
Acquisition expenses	3,319	2,512	950	-	-
Property management and general and administrative expenses	38,823	30,389	28,540	28,636	28,726
Income from continuing operations before non-operating items	99,729	89,638	92,235	95,485	91,134
Interest and other non-property income	574	837	385	509	195
Interest expense	(58,612)	(55,895)	(56,994)	(62,010)	(63,639)
Loss on debt extinguishment	(755)	-	(140)	(116)	(123)
Amortization of deferred financing costs	(2,902)	(2,627)	(2,374)	(2,307)	(2,407)
Incentive fees from real estate joint ventures	-	-	-	-	1,019
Asset impairment	-	(1,914)	-	-	-
Net casualty (loss) gains and other settlement proceeds	(619)	330	32	(247)	589
Gains on sale of non-depreciable and non-real estate assets	910	-	15	21	534
Gains on properties contributed to joint ventures	-	752	-	-	-
Income from continuing operations before
investments in real estate joint ventures	38,325	31,121	33,159	31,335	27,302
(Loss) gain from real estate joint ventures	(593)	(1,149)	(816)	(844)	5,330
Income from continuing operations	37,732	29,972	32,343	30,491	32,632
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	700	905	2,229	1,700	1,660
Gains (loss) on sale of discontinued operations	12,799	(2)	4,649	(120)	9,164
Consolidated net income	51,231	30,875	39,221	32,071	43,456
Net income attributable to noncontrolling interests	(2,410)	(1,114)	(2,010)	(1,822)	(3,510)
Net income attributable to Mid-America Apartment Communities, Inc. (1)	48,821	29,761	37,211	30,249	39,946
Preferred dividend distributions	-	6,549	12,865	12,865	13,688
Premiums and original issuance costs associated with the redemption
of preferred stock	-	5,149	-	-	589
Net income available for common shareholders	$48,821	$18,063	$24,346	$17,384	$25,669

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	36,995	31,856	28,341	26,943	25,296
Effect of dilutive stock options and partnership units (5)	2,091	121	76	141	207
Diluted	39,086	31,977	28,417	27,084	25,503

Net income available for common shareholders	$48,821	$18,063	$24,346	$17,384	$25,669
Discontinued property operations	(13,499)	(903)	(6,878)	(1,580)	(10,824)
Net income allocated to unvested restricted shares	(35)	(6)	(143)	-	-
Income from continuing operations available for common shareholders	$35,287	$17,154	$17,325	$15,804	$14,845

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.95	$0.54	$0.61	$0.58	$0.58
Discontinued property operations	0.37	0.03	0.24	0.06	0.43
Net income available for common shareholders	$1.32	$0.57	$0.85	$0.64	$1.01

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.97	$0.54	$0.61	$0.58	$0.58
Discontinued property operations	0.34	0.02	0.24	0.06	0.43
Net income available for common shareholders	$1.31	$0.56	$0.85	$0.64	$1.01

Dividends declared (1)	$2.5425	$2.4725	$2.4600	$2.4600	$2.4300

Balance Sheet Data:
Real estate owned, at cost	$3,396,934	$2,958,765	$2,707,300	$2,529,522	$2,322,455
Real estate assets, net	$2,423,808	$2,084,863	$1,933,863	$1,850,175	$1,719,238
Total assets	$2,530,468	$2,176,048	$1,986,826	$1,921,955	$1,783,822
Total debt	$1,649,755	$1,500,193	$1,399,596	$1,323,056	$1,264,620
Noncontrolling interest	$25,131	$22,125	$22,660	$25,648	$27,624
Total Mid-America Apartment Communities, Inc. shareholders' equity and
redeemable stock	$722,368	$522,267	$433,368	$418,774	$404,774

Other Data (at end of period):
Market capitalization (shares and units) (2)	$2,558,107	$2,353,115	$1,671,036	$1,293,145	$1,358,100
Ratio of total debt to total capitalization (3)	39.2%	38.9%	45.6%	50.6%	48.2%
Number of properties, including joint venture ownership interest (4)	167	157	147	145	137
Number of apartment units, including joint venture ownership interest (4)	49,133	46,310	43,604	42,554	40,248

(1) Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.

(2) Market capitalization includes all series of preferred shares (value based on $25 per share liquidation preference) and common shares, regardless of classification on balance sheet, as well as partnership units (value based on common stock equivalency).

(3) Total capitalization is market capitalization plus total debt.

(4) Property and apartment unit totals have not been adjusted to exclude properties held for sale.

(5) See EPS note in Part 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation and amortization of assets, impairment of long-lived assets, including goodwill, acquisition of real estate assets, and fair value of derivative financial instruments.

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

Capitalization of expenditures and depreciation and amortization of assets

We carry real estate assets at depreciated cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 6 months for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

Development costs are capitalized in accordance with accounting standards for costs and initial rental operations of real estate projects and standards for the capitalization of interest cost, real estate taxes and personnel expense.

Acquisition of Real Estate Assets

We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and furniture, fixtures and equipment, and identified intangible assets, consisting of the value of in-place leases.

We allocate the purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and furniture, fixtures, and equipment) determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized NOI and market specific capitalization and discount rates.

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the leases acquired on each of its property acquisitions are approximately at market rates since the lease terms generally do not extend beyond one year.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Notes 5 and 6 for further discussion.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2011

We experienced an increase in income from continuing operations in 2011 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 4.2% increase in our large market same store segment, a 4.6% increase in our secondary market same store segment and a 150.6% increase in our non-same store and other segment which was primarily a result of acquisitions. The increase in expense came from a 4.0% increase in our large market same store segment, a 3.3% increase in our secondary market same store segment and a 119.4% increase in our non-same store and other segment which was primarily a result of acquisitions as well as an approximately $5.8 million increase in general and administrative costs, the majority of which was related to a $1.8 million out of period adjustment related to our restricted stock plans and a $1.4 million increase in employee medical insurance. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. We acquired four properties for our 100% owned portfolio in 2009, eight in 2010 and eleven in 2011. We also purchased two properties through one of our joint ventures in 2009, two in 2010 and one in 2011. Offsetting some of this increased revenue stream were three property dispositions in 2009 and two dispositions in 2011.

We continued to benefit from reduced interest rates in 2011; however because a reduction in average interest rates did not offset the impact from an increase in the average amount of debt outstanding for the year ended December 31, 2011 from the year ended December 31, 2010, interest expense increased by $2.7 million.

As of December 31, 2011, the total number of apartment units that we owned or had an ownership interest in was 49,133 apartment units in 167 communities as compared to 46,310 in 157 communities at December 31, 2010, and 43,604 apartment units in 147 communities at December 31, 2009. For communities owned 100% by us, the average effective rent per apartment unit, excluding units in lease-up, increased to $793.46 at December 31, 2011 from $736.51 at December 31, 2010 and $715 at December 31, 2009. For these same units, overall occupancy at December 31, 2011, 2010, and 2009 was 95.1%, 95.8%, 95.2%, respectively.

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

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2011, 2010, and 2009. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011, to the Year Ended December 31, 2010

Property revenues for the year ended December 31, 2011 were approximately $448.0 million, an increase of $50.7 million from the year ended December 31, 2010 due to (i) a $8.2 million increase in property revenues from our large market same store group primarily as a result of increased average rent per unit (ii) a $8.2 million increase in property revenues from our secondary market same store group primarily as a result of increased average rent per unit and (iii) a $34.3 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2011 were approximately $191.5 million, an increase of approximately $19.1 million from the year ended December 31, 2010 due primarily to increases in property operating expenses of (i) $3.3 million from our large market same store group, (ii) $2.6 million from our secondary market same store group, and (iii) $13.2 million from our non-same store and other group, mainly as a result of acquisitions. The increases in the large and secondary market same store groups are primarily due to an additional $1.9 million in bulk cable expense and $0.9 million increase in expense due to our Level one call center program. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the year ended December 31, 2011 was approximately $115.6 million, an increase of approximately $12.5 million from the year ended December 31, 2010 primarily due to the increases in depreciation and amortization expense of (i) $0.9 million from our large market same store group, (ii) $1.0 million from our secondary market same store group, and (iii) $10.6 million from our non-same store and other group, mainly as a result of acquisitions. Increases in depreciation and amortization expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

General and Administrative expense for the year ended December 31, 2011 was approximately $18.1 million, an increase of $5.8 million from the year ended December 31, 2010. The majority of the increase was related to a one-time charge of $1.8 million for an out of period adjustment to our restricted stock plans and a $1.4 million increase in employee medical insurance. For more discussion on the out of period adjustment, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements Note 1.

Interest expense for the year ended December 31, 2011 was approximately $58.6 million, an increase of $2.7 million from the year ended December 31, 2010. The increase was primarily the result of an increase in our average debt outstanding from December 31, 2010 to the year ended December 31, 2011 of approximately $127.6 million.

During the year ended December 31, 2010, we recorded an asset impairment charge of approximately $1.9 million related to one of our original initial public offering communities. This community was part of our secondary market same store segment.  Fair value of the community was determined by an offer.  No asset impairment charges were recorded during the year ended December 31, 2011.

During the year ended December 31, 2011, we recorded a gain on sale of discontinued operations of $12.8 million. There was no material gain (loss) on sale of discontinued operation during the year ended December 31, 2010.

Primarily as a result of the foregoing and other various increases in expenses, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $19.1 million in the year ended December 31, 2011 from the year ended December 31, 2010.

Comparison of the Year Ended December 31, 2010, to the Year Ended December 31, 2009

Property revenues for the year ended December 31, 2010, increased by approximately $23.3 million from the year ended December 31, 2009, due to (i) a $6.0 million increase in property revenues from our large market same store group and (ii) a $8.1 million increase in property revenues from our secondary market same store group and (iii) a $9.2 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions. The increase in our same store portfolio is largely attributable to the bulk cable program.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2010, increased by approximately $14.8 million from the year ended December 31, 2009, due primarily to increases of property operating expenses of (i) $4.7 million from our large market same store group, (ii) a $5.8 million from our secondary market same store group, and (ii) $4.3 million from our non-same store and other group, mainly as a result of acquisitions. The increase in our large and secondary same store groups is largely attributable to accounting for the bulk cable program.

Depreciation and amortization expense increased by approximately $8.0 million primarily due to the increases of depreciation and amortization expense of (i) $1.1 million from our large market same store group, (ii) $2.5 million from our secondary market same store group, and (iii) $4.4 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation and amortization expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

Interest expense decreased approximately $1.1 million in 2010 from 2009 due primarily to the decrease in our average annual borrowing cost from 4.31% in 2009 to 3.95% in 2010. This decrease was somewhat offset by an increase in our average debt outstanding by approximately $88.2 million from 2009 to 2010 to fund acquisitions and our development and redevelopment programs.

During the year ended December 31, 2010, we recorded an asset impairment charge of approximately $1.9 million related to one of our original initial public offering communities. This community was part of our secondary market same store segment.  Fair value of the community was determined by an offer.  No asset impairment charges were recorded during the year ended December 31, 2009.

For the year ended December 31, 2009, we recorded total gains of approximately $4.6 million from the sale of three communities. We had no property dispositions in 2010. Income from discontinued operations decreased $1.3 million from approximately $2.2 million during the year 2009 to $0.9 million in 2010.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. decreased by approximately $7.5 million in 2010 from 2009.

Funds from Operations

Funds from operations, or FFO, represents net income (computed in accordance with U.S. generally accepted accounting principles, or GAAP) excluding extraordinary items, net income attributable to noncontrolling interest, asset impairment, gains or losses on disposition of real estate assets, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the NAREIT definition. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to consolidated net income for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	Years ended December 31,
	2011	2010 (1)	2009
Consolidated net income	$51,231	$30,875	$39,221
Net income attributable to noncontrolling interests	(2,410)	(1,114)	(2,010)
Net income attributable to MAA	48,821	29,761	37,211
Depreciation and amortization of real estate assets	113,395	101,024	93,079
Asset impairment	-	1,914	-
Net casualty (gains) loss and other settlement proceeds	619	(330)	(32)
Gain on properties contributed to joint ventures	-	(752)	-
Net loss on insurance and other settlement proceeds
of discontinued operations	12	-	-
Depreciation and amortization of real estate assets of discontinued
operations	822	976	941
Loss (gains) on sales of discontinued operations	(12,799)	2	(4,649)
Depreciation and amortization of real estate assets of real estate
joint ventures	2,262	1,896	970
Preferred dividend distribution	-	(6,549)	(12,865)
Net income attributable to noncontrolling interests	2,410	1,114	2,010
Premiums and original issuance costs associated with
the redemption of preferred stock	-	(5,149)	-
Funds from operations	$155,542	$123,907	$116,665

(1) In accordance with NAREIT's current guidance, FFO has been updated to exclude asset impairment write downs.

FFO for the year ended December 31, 2011 increased approximately $31.6 million from the year ended December 31, 2010 primarily as a result of the increase in property revenues of approximately $50.7 million discussed above that was only partially offset by the $19.1 million increase in property operating expenses. FFO for the year ended December 31, 2010 was impacted by a distribution in preferred dividends of $6.5 million and by the recognition of approximately $5.1 million on the consolidated statements of operations representing the write-off of premiums and original issuance costs for the Series H preferred stock redemption. There were no such charges for 2011.

FFO for the year ended December 31, 2010 increased approximately $7.2 million from the year ended December 31, 2009 primarily as a result of the increase in property revenues of approximately $23.3 million discussed above that was only partially offset by the $14.8 million increase in property operating expenses.

Trends

During 2011, rental demand for apartments continued to improve relative to 2010.  This was evident through physical occupancy that was consistent with 2010 combined with steady price increases on both new leases and renewals signed throughout the year.  We have maintained this momentum with job formation, one of the primary drivers of apartment demand, continuing to be slow to return.  The stagnant job market across the nation and in our markets continues to cause us to be cautious about apartment demand and pricing but optimistic about the long term prospects for apartment demand as job growth returns.

            An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of December 31, 2011, with the addition of assets in Richmond, Virginia and Fredericksburg, Virginia, we were invested in over 50 separate markets, with 59% of our gross assets in large markets and 41% of our gross assets in select secondary markets.

            We also continue to benefit on the supply side.  New supply entering the market was low in 2011 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.  We expect this relative new supply compression to continue to be a positive factor to our business as the new supply remains limited.

            Our focus throughout 2011 was on pushing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Effective rent per unit for the year was higher than 2010 by 3.8%, with each individual quarter’s growth higher than the previous quarter.  This pricing trend is expected to continue in 2012.  As pricing continued to move forward throughout the year, our average same store physical occupancy (large market same store and secondary market same store segments combined) in 2011 remained strong at 96%.

            Overall same store revenues increased 4.4% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This included an increase of $3.1 million due to our new bulk cable program. With cable expense netted into cable revenues, same store revenues increased 4.0% over this period. As expected, more robust revenue growth resumed in 2011 as compared to 2010 as rents continued the upward trend that began in the latter part of 2010.  Although some increase in development is expected, we believe the continued reduced availability of financing for new apartment construction will likely limit new apartment construction to levels well below pre-recession deliveries.  Also, more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

            Should the economy fall into a recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

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

            Throughout 2011, we continued to have the benefit of lower interest rates resulting from a continued strong market for FNMA and Federal Home Loan Mortgage Corporation debt securities.  Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $172.3 million for the year ended December 31, 2011 from $133.8 million for the year ended December 31, 2010. This change was a result of various items, including changes in cash flows associated with the timing of accrual payments and higher revenue as discussed above.

Net cash used in investing activities was approximately $ 442.2 million during the year ended December 31, 2011 compared to $254.3 million during the year ended December 31, 2010, mainly related to acquisition activity and development costs. In the year ended December 31, 2011, we had acquisition cash outflows of $362.7 million compared to $278.8 million for the year ended December 31, 2010. During 2011, we had cash outflows of $38.2 million for development activities, compared to $16.4 million for the year ended December 31, 2010. During 2011, we also had cash outflows of $52.1 million for improvements to existing real estate assets compared to $31.1 million for the year ended December 31, 2010. The increase in cash outflows also included a decrease in cash inflows from disposition activity. During the year ended December 31, 2011, we had cash inflows of approximately $23.7 million, related to the sale of two properties from our same store portfolio. In the year ended December 31, 2010, we had cash inflows of $90.3 million, mainly related to the contributions of three communities to Fund II.

Net cash provided by financing activities was approximately $281.2 million for the year ended December 31, 2011 compared to $152.6 million for the year ended December 31, 2010. In the year ended December 31, 2011, we had cash inflows of $285.4 million from proceeds of notes payable compared to $137.9 million for the year ended December 31, 2010. In the year ended December 31, 2011, we received proceeds of approximately $235.7 million primarily from the issuance of common stock through our at-the-market program, or ATM and a waiver through our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP. During the year ended December 31, 2010, we received proceeds of approximately $305.5 million primarily through these same programs. We used $155.0 million of these proceeds to fund the redemption of our 8.30% Series H Cumulative Redeemable Preferred Stock, or Series H during 2010.

During 2011, we sold 3,303,273 shares of common stock for net proceeds of approximately $204.5 million through our ATM. This compares to 5,077,201 shares of common stock for net proceeds of approximately $274.6 million for 2010.

During 2011, we issued 495,645 shares at an average discount of 2% for net proceeds of $30.0 million through the direct stock purchase feature of our DRSPP. During 2010, we issued 551,895 shares at an average discount of 2% for net proceeds of $30.0 million through the direct stock purchase feature of our DRSPP. During 2009, we did not offer a discount through our DRSPP and issued approximately 1,100 shares of common stock, generating approximately $39,000 in proceeds.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our Series H preferred stock for approximately $77.5 million. On August 5, 2010 we redeemed all of the remaining and outstanding shares of Series H for approximately $77.5 million, resulting in a combined write-off for the year ended December 31, 2010 of approximately $5.1 million on the consolidated statements of operations related to premiums and original issuance costs. There was no redemption of preferred stock during 2011.

The weighted average interest rate at December 31, 2011 for the $1.6 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.8% on $1.5 billion of debt outstanding at December 31, 2010. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured and unsecured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2011, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the FNMA, Financial Federal which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $250 million bank unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $2.9 million collateralized and available to borrow at December 31, 2011. We had total borrowings outstanding under these credit facilities of $1.1 billion at December 31, 2011.

Approximately 57% of our outstanding obligations at December 31, 2011 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $964 million, all of which was collateralized and available to borrow at December 31, 2011. We had total borrowings outstanding under the FNMA Facilities of approximately $948 million at December 31, 2011. Various FNMA rate traunches of the FNMA Facilities mature from 2012 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.16% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Approximately 12% of our outstanding obligations at December 31, 2011 were borrowed through a credit facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a combined line limit of $200 million, of which $198 million was collateralized and available to borrow at December 31, 2011. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198 million at December 31, 2011. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread was 0.32% below LIBOR at December 31, 2011.

We also maintain a $250 million unsecured credit facility with nine banks led by Key Bank. The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 1.65% to 2.40% based on a leveraged based pricing grid. This credit line expires in November 2015 with a one year extension option. At December 31, 2011, we had $249 million available to be borrowed under the Key Bank Credit Line agreement with $0 million borrowed under this facility. Approximately $1 million of the facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities. Any such event could have a material adverse effect.

On July 29, 2011, we issued $135 million of Senior Unsecured Notes. The notes were offered in a private placement with three maturity traunches: $50.00 million 7-year maturity at 4.7%, $72.75 million 10-year maturity at 5.4%, and $12.25 million 12-year maturity at 5.6%. At December 31, 2011, $135 million was outstanding with an average remaining maturity of 8.7 years and an average interest rate of 5.1%.

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2011 (dollars in thousands):

				Average
				Years to
	Line	Amount	Amount	Contract
	Limit	Collateralized	Borrowed	Maturity
Fannie Mae Credit Facilities	$964,429	$964,429	$948,300	4.9
Freddie Mac Credit Facilities	200,000	198,247	198,247	2.5
Other Secured Borrowings	368,208	368,208	368,208	8.3
Unsecured Senior Notes	135,000	135,000	135,000	8.7
Unsecured Credit Facility	250,000	248,827	-	3.8
Total Debt	$1,917,637	$1,914,711	$1,649,755	5.7

As of December 31, 2011, we had entered into interest rate swaps totaling a notional amount of $576.8 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $270.7 million as of December 31, 2011.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2011 (dollars in thousands):

		Average
		Years to
	Principal	Rate	Effective
	Balance	Maturity	Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$962,008	4.3	5.1%
Tax-free - Fixed Rate or Swapped	17,800	0.8	4.4%
Conventional - Variable Rate - Capped (1)	197,936	4.4	0.7%
Tax-free - Variable Rate - Capped (1)	72,715	2.2	0.9%
Total Secured Fixed or Hedged Rate Maturity	$1,250,459	4.2	4.2%

Conventional - Variable Rate (2)	264,296	0.2	0.9%
Total Secured Interest Rate Maturity	$1,514,755	3.5	3.6%

UNSECURED DEBT
Fixed Senior Unsecured Notes	$135,000	8.7	5.1%
Variable Unsecured Facility	-	-	0.0%
Total Unsecured Debt	$135,000	8.7	5.1%

TOTAL DEBT INTEREST RATE MATURITY	$1,649,755	5.0	3.7%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.

(2)	Includes a $15 million mortgage with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2011 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae	Freddie Mac	Key Bank	Other	Other
	Secured	Secured	Unsecured	Secured	Unsecured	Total
2012	$80,000	$-	$-	$-	$-	$80,000
2013	203,193	-	-	-	-	203,193
2014	229,721	200,000	-	17,029	-	446,750
2015	120,000	-	250,000	51,523	-	421,523
2016	80,000	-	-	-	-	80,000
2017	80,000	-	-	28,910	-	108,910
Thereafter	171,515	-	-	270,746	135,000	577,261
Total	$964,429	$200,000	$250,000	$368,208	$135,000	$1,917,637

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of December 31, 2011 (in thousands):

	Swap Balances				Total
			Fannie Mae	Fixed Rate		Contract
	LIBOR	SIFMA	Facility	Balances	Balance	Rate
2012	$150,000	$17,800	$-	$-	$167,800	5.1%
2013	190,000	-	-	-	190,000	5.2%
2014	144,000	-	-	17,029	161,029	5.7%
2015	75,000	-	-	36,323	111,323	5.6%
2016	-	-	-	-	-	0.0%
2017	-	-	50,000	28,910	78,910	4.5%
Thereafter	-	-	-	405,746	405,746	5.0%
Total	$559,000	$17,800	$50,000	$488,008	$1,114,808	5.2%

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies. The Agencies provided credit enhancement for approximately $1.1 billion of our outstanding debt through credit facilities as of December 31, 2011.

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

For the year ended December 31, 2011, our net cash provided by operating activities was in excess of covering funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $22.9 million, as compared to $12.2 million and $12.3 million for the same periods in 2010 and 2009, respectively. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt and operating leases as of December 31, 2011 (dollars in thousands):

Contractual
Obligations (1)	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt (2)	$68,502	$207,103	$447,410	$172,333	$83,322	$671,085	$1,649,755
Fixed Rate or
Swapped Interest (3)	48,894	41,289	32,016	25,871	23,282	82,083	253,435
Purchase Obligations (4)	10,263	2,367	-	-	-	-	12,630
Operating Lease	13	4	3	1	-	-	21
Total	$127,672	$250,763	$479,429	$198,205	$106,604	$753,168	$1,915,841

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.

(2) Represents principal payments.

(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 6.

(4) Represents development fees

Off-Balance Sheet Arrangements

At December 31, 2011, and 2010, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2011, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2011, Mid-America Multifamily Fund II, LLC owned five properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12.

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

Inflation

Substantially all of the resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, but allows for early adoption. We adopted ASU 2011-05 for the Annual Report for fiscal year 2011, and this changed the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

In November 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and expected changes to our presentation are the same as noted in ASU 2011-05 above.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We will adopt ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial condition or results of operations taken as a whole.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates obtainable on our borrowings. At December 31, 2011, 39% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps which mitigate our interest rate risk on a related financial instrument and effectively fix the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. Approximately 84% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2011. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

						Total		Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value

Long-term Debt
Fixed Rate (1)	$4,091	$4,450	$19,441	$37,133	$3,322	$469,570	$538,008	$560,185
Average interest rate	4.95%	4.95%	5.22%	5.99%	4.60%	4.92%	5.00%
Variable Rate (1)	$64,411	$202,653	$427,968	$135,200	$80,000	$201,515	$1,111,747	$1,052,711
Average interest rate	0.69%	0.69%	0.69%	1.01%	0.69%	0.80%	0.75%

Interest Rate Swaps
Variable to Fixed	$167,800	$190,000	$144,000	$75,000	$-	$-	$576,800	$(33,095)
Average Pay Rate	4.41%	4.58%	4.95%	4.41%	0.00%	0.00%	4.60%
Interest Rate Cap
Variable to Fixed	$23,795	$7,945	$59,631	$40,000	$89,280	$50,000	$270,651	$1,018
Average Pay Rate	6.00%	6.00%	4.72%	4.50%	4.88%	4.50%	4.85%

(1) Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-49 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on our internal control over financial reporting is presented on page F-1 of this Annual Report on Form 10-K. The reports of Ernst & Young LLP relating to the consolidated financial statements and schedule and the effectiveness of internal control over financial reporting are presented on pages F-2 to F-4 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the year ended December 31, 2011, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our 2012 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on our website at http://www.maac.com, on the For Investors page under Governance Documents. We will provide a copy of this document to any person, without charge, upon request, by writing to the Investor Relations Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in our 2012 Proxy Statement in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2012 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2012 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in our 2012 Proxy Statement in the section entitled “Proposal 5 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2
	Consolidated Balance Sheets as of December 31, 2011, and 2010	F – 5
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009	F – 6
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	F – 7
	Consolidated Statements of Equity for the years ended December 31, 2011, 2010, and 2009	F – 8
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F – 9
	Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009	F – 10

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2011	F – 48

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
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

53

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

54

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

10.6

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

10.7

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

55

10.09

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

10.11

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

10.14

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

10.16

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

56

10.19

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

10.22

Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP, Mid-America Apartments of Texas, LP and Financial Federal Savings Bank dated June 1, 2006 (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).

10.23†

Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.24 †

Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.25†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.26†

Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

10.27

Limited Liability Company Agreement of Mid-America Multifamily Fund I, dated May 9, 2007 (Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.28†

Change of Control and Termination Agreement between the Registrant and Albert M. Campbell, III, dated December 5, 2008 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.29†

Change of Control and Termination Agreement between the Registrant and Thomas L. Grimes, dated December 5, 2008 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.30†

Change of Control and Termination Agreement between the Registrant and James Andrew Taylor, dated December 5, 2008 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.31†	2008 Long Term Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).

57

10.32†	2010 Restricted Stock Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.33 †	2010 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.34†	2011 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).
10.35

Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated August 26, 2010 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).

10.36

Sales Agreement between the Registrant and Raymond James & Associates, Inc., dated August 26, 2010 (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).

10.37

Sales Agreement between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated August 26, 2010 (filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).

10.38†	2011 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2011 and incorporated herein by reference).
10.39†	2012 Long Term Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2011 and incorporated herein by reference).
10.40	Credit Agreement by and among MAA TANC, LLC and New York Life Insurance Company dated June 1, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).
10.41	Note Purchase Agreement, dated as of July 29, 2011, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011 and incorporated herein by reference).
10.42	Credit Agreement, dated as of November 1, 2011, by and among Mid-America Apartments, L.P., as Borrower, and Key Bank National Association, the other lenders which are parties to this Agreement and other lenders that may become parties to this Agreement, Key Bank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Key Banc Capital Markets and Wells Fargo Securities, LLC, as joint Lead Arrangers and Joint Book Managers and JPMorgan Chase Bank, N.A., Regions Bank and UBS Securities LLC, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference).
11	Statement re: computation of per share earnings (included within the Form 10-K).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

58

101	The following financial information from Mid-America Apartment Communities, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 24, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

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

59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date: February 24, 2012	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 24, 2012	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr.
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2012	/s/ Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 24, 2012	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr.
Director

Date: February 24, 2012	/s/ John S. Grinalds
John S. Grinalds
Director

Date: February 24, 2012	/s/ Ralph Horn
Ralph Horn
Director

Date: February 24, 2012	/s/ Philip W. Norwood
Philip W. Norwood
Director

Date: February 24, 2012	/s/ W. Reid Sanders
W. Reid Sanders
Director

Date: February 24, 2012	/s/ William B. Sansom
William B. Sansom
Director

Date: February 24, 2012	/s/ Simon R.C. Wadsworth
Simon R.C. Wadsworth
Director

60

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

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2011 using the framework specified in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011, of Mid-America Apartment Communities, Inc. and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

February 24, 2012

MAA
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets:
Real estate assets:
Land	$333,846	$288,890
Buildings and improvements	2,879,289	2,538,205
Furniture, fixtures and equipment	92,170	83,251
Capital improvements in progress	53,790	11,501
	3,359,095	2,921,847
Less accumulated depreciation	(961,724)	(863,936)
	2,397,371	2,057,911

Land held for future development	1,306	1,306
Commercial properties, net	8,125	8,141
Investments in real estate joint ventures	17,006	17,505
Real estate assets, net	2,423,808	2,084,863

Cash and cash equivalents	57,317	45,942
Restricted cash	1,362	1,514
Deferred financing costs, net	14,680	13,713
Other assets	29,195	25,910
Goodwill	4,106	4,106
Total assets	$2,530,468	$2,176,048

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,514,755	$1,500,193
Unsecured notes payable	135,000	-
Accounts payable	2,091	1,815
Fair market value of interest rate swaps	33,095	48,936
Accrued expenses and other liabilities	91,718	73,999
Security deposits	6,310	6,693
Liabilities associated with assets held for sale	-	20
Total liabilities	1,782,969	1,631,656

Redeemable stock	4,037	3,764

Shareholders' equity:
Common stock, $0.01 par value per share, 50,000,000 shares authorized;
38,959,338 and 34,871,399 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively (1)	389	348
Additional paid-in capital	1,375,623	1,142,023
Accumulated distributions in excess of net income	(621,833)	(575,021)
Accumulated other comprehensive losses	(35,848)	(48,847)
Total MAA shareholders' equity	718,331	518,503
Noncontrolling interest	25,131	22,125
Total equity	743,462	540,628
Total liabilities and equity	$2,530,468	$2,176,048

(1)	Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2011 and December 31, 2010 are 65,771 and 62,234, respectively.

See accompanying notes to consolidated financial statements.

MAA
Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
Operating revenues:
Rental revenues	$410,581	$365,754	$353,129
Other property revenues	37,394	31,571	20,943
Total property revenues	447,975	397,325	374,072
Management fee income	1,017	680	293
Total operating revenues	448,992	398,005	374,365
Property operating expenses:
Personnel	54,597	50,723	47,003
Building repairs and maintenance	15,750	14,922	13,942
Real estate taxes and insurance	50,924	45,362	45,046
Utilities	26,774	24,122	22,002
Landscaping	10,807	10,019	9,441
Other operating	32,664	27,230	20,128
Depreciation and amortization	115,605	103,088	95,078
Total property operating expenses	307,121	275,466	252,640
Acquisition expenses	3,319	2,512	950
Property management expenses	20,700	18,035	17,220
General and administrative expenses	18,123	12,354	11,320
Income from continuing operations before non-operating items	99,729	89,638	92,235
Interest and other non-property income	574	837	385
Interest expense	(58,612)	(55,895)	(56,994)
Loss on debt extinguishment	(755)	-	(140)
Amortization of deferred financing costs	(2,902)	(2,627)	(2,374)
Asset impairment	-	(1,914)	-
Net casualty (loss) gains and other settlement proceeds	(619)	330	32
Gain on sale of non-depreciable or non-real estate assets	910	-	15
Gain on properties contributed to joint ventures	-	752	-
Income from continuing operations before
loss from real estate joint ventures	38,325	31,121	33,159
Loss from real estate joint ventures	(593)	(1,149)	(816)
Income from continuing operations	37,732	29,972	32,343
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	712	905	2,229
Net casualty loss and other settlement proceeds in
discontinued operations	(12)	-	-
Gain (loss) on sale of discontinued operations	12,799	(2)	4,649
Consolidated net income	51,231	30,875	39,221
Net income attributable to noncontrolling interests	2,410	1,114	2,010
Net income attributable to MAA	48,821	29,761	37,211
Preferred dividend distributions	-	6,549	12,865
Premiums and original issuance costs associated with the
redemption of preferred stock	-	5,149	-
Net income available for common shareholders	$48,821	$18,063	$24,346

Earnings per common share - basic:
Income from continuing operations
available for common shareholders	$0.95	$0.54	$0.61
Discontinued property operations	0.37	0.03	0.24
Net income available for common shareholders	$1.32	$0.57	$0.85

Earnings per share - diluted:
Income from continuing operations
available for common shareholders	$0.97	$0.54	$0.61
Discontinued property operations	0.34	0.02	0.24
Net income available for common shareholders	$1.31	$0.56	$0.85

Dividends declared per common share	$2.5425	$2.4725	$2.4600

See accompanying notes to consolidated financial statements.

MAA
Consolidated Statements of Comprehensive Income
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Consolidated net income	$51,231	$30,875	$39,221
Other Comprehensive Income:
Unrealized losses from the effective portion of derivative instruments	(14,012)	(35,539)	(4,929)
Reclassification adjustment for losses included in net income for the
effective portion of derivative instruments	27,639	34,021	31,888
Total Comprehensive Income	64,858	29,357	66,180
Less: comprehensive income attributable to noncontrolling interests	(3,038)	(1,008)	(3,519)
Comprehensive income attributable to MAA	$61,820	$28,349	$62,661

 See accompanying notes to consolidated financial statements.

MAA
Consolidated Statements of Equity
Years Ended December 31, 2011, 2010, and 2009
(Dollars and shares in thousands, except per share data)

	Mid-America Apartment Communities, Inc. Shareholders
						Accumulated	Accumulated
					Additional	Distributions	Other
	Preferred Stock		Common Stock		Paid-In	in Excess of	Comprehensive	Noncontrolling	Total	Redeemable
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interest	Equity	Stock
EQUITY BALANCE December 31, 2008	6,200	$62	28,176	$282	$954,127	$(464,617)	$(72,885)	$25,648	$442,617	$1,805
Comprehensive income:
Net income						37,211		2,010	39,221
Other comprehensive income - derivative instruments (cash flow hedges)							25,450	1,509	26,959
Issuance and registration of common shares			789	8	33,694				33,702	351
Shares repurchased and retired			(27)	-	(964)				(964)
Exercise of stock options			2	-	54				54
Shares issued in exchange for units			97	-	1,132			(1,132)	-
Redeemable stock fair market value						(646)			(646)	646
Adjustment for Noncontrolling Interest Ownership in operating partnership					(693)			693	-
Amortization of unearned compensation					1,292				1,292
Dividends on common stock ($2.4600 per share)						(70,076)		-	(70,076)
Dividends on noncontrolling interest units ($2.4600 per unit)								(6,068)	(6,068)
Dividends on preferred stock						(12,865)			(12,865)
EQUITY BALANCE DECEMBER 31, 2009	6,200	$62	29,037	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226	$2,802
Comprehensive income:
Net income						29,761		1,114	30,875
Other comprehensive income - derivative instruments (cash flow hedges)							(1,412)	(106)	(1,518)
Issuance and registration of common shares			5,673	57	305,287				305,344	387
Shares repurchased and retired			(22)	-	(1,175)				(1,175)
Exercise of stock options			7	-	173				173
Shares issued in exchange for units			114	1	1,266			(1,266)	1
Shares reclassified to liabilities			-	-	-				-	(269)
Redeemable stock fair market value						(844)			(844)	844
Adjustment for Noncontrolling Interest Ownership in operating partnership					(5,364)			5,364	-
Amortization of unearned compensation					3,005				3,005
Dividends on common stock ($2.4725 per share)						(81,247)		-	(81,247)
Dividends on noncontrolling interest units ($2.4725 per unit)								(5,641)	(5,641)
Redemption of preferred stock	(6,200)	(62)			(149,811)	(5,149)			(155,022)
Dividends on preferred stock						(6,549)			(6,549)
EQUITY BALANCE DECEMBER 31, 2010	-	$-	34,809	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628	$3,764
Comprehensive income:
Net income						48,821		2,410	51,231
Other comprehensive income - derivative instruments (cash flow hedges)							12,999	628	13,627
Issuance and registration of common shares			3,856	38	235,296				235,334	494
Shares repurchased and retired			(41)	-	(2,548)				(2,548)
Exercise of stock options			16	-	407				407
Shares issued in exchange for units			254	3	3,066			(3,069)	-
Shares reclassified to liabilities			-	-	-				-	(150)
Redeemable stock fair market value						71			71	(71)
Adjustment for Noncontrolling Interest Ownership in operating partnership					(8,140)			8,140	-
Amortization of unearned compensation					5,519				5,519
Dividends on common stock ($2.5425 per share)						(95,704)		-	(95,704)
Dividends on noncontrolling interest units ($2.5425 per unit)								(5,103)	(5,103)
EQUITY BALANCE DECEMBER 31, 2011	-	$-	38,894	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462	$4,037

MAA
Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Consolidated net income	$51,231	$30,875	$39,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,329	106,692	98,393
Stock compensation expense	5,519	3,013	1,328
Redeemable stock issued	494	387	351
Amortization of debt premium	(360)	(360)	(360)
Loss from investments in real estate joint ventures	593	1,149	816
Loss on debt extinguishment	755	-	140
Derivative interest expense	543	321	780
Gain on sale of non-depreciable and non-real estate assets	(910)	-	(15)
Loss (gain) on sale of discontinued operations	(12,799)	2	(4,649)
Asset impairment	-	1,914	-
Net casualty loss (gains) and other settlement proceeds	619	(330)	(32)
Gain on properties contributed to joint ventures	-	(752)	-
Changes in assets and liabilities:
Restricted cash	152	(953)	(86)
Other assets	(1,356)	(5,529)	177
Accounts payable	265	109	473
Accrued expenses and other	8,596	(649)	3,861
Security deposits	(383)	(2,095)	(113)
Net cash provided by operating activities	172,288	133,794	140,285
Cash flows from investing activities:
Purchases of real estate and other assets	(362,745)	(278,810)	(125,299)
Improvements to existing real estate assets	(52,137)	(31,117)	(39,513)
Renovations to existing real estate assets	(12,680)	(7,890)	(9,657)
Development	(38,153)	(16,394)	(6,813)
Distributions from real estate joint ventures	1,402	1,735	120
Contributions to real estate joint ventures	(1,510)	(12,130)	(2,731)
Proceeds from disposition of real estate assets	23,663	90,335	29,932
Net cash used in investing activities	(442,160)	(254,271)	(153,961)
Cash flows from financing activities:
Net change in credit lines	(121,533)	(35,000)	121,657
Proceeds from notes payable	285,350	137,881	-
Principal payments on notes payable	(13,895)	(1,924)	(44,757)
Payment of deferred financing costs	(4,641)	(7,245)	(3,123)
Repurchase of common stock	(2,548)	(1,175)	(964)
Proceeds from issuances of common shares	235,741	305,526	33,754
Distributions to noncontrolling interests	(5,199)	(5,684)	(6,128)
Dividends paid on common shares	(92,028)	(77,135)	(69,505)
Dividends paid on preferred shares	-	(7,622)	(12,865)
Redemption of preferred stock	-	(155,022)	-
Net cash provided by financing activities	281,247	152,600	18,069
Net increase in cash and cash equivalents	11,375	32,123	4,393
Cash and cash equivalents, beginning of period	45,942	13,819	9,426
Cash and cash equivalents, end of period	$57,317	$45,942	$13,819

Supplemental disclosure of cash flow information:
Interest paid	$59,655	$56,596	$55,579
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$3,069	$1,266	$1,132
Accrued construction in progress	$8,599	$3,139	$1,209
Interest capitalized	$1,156	$66	$252
Marked-to-market adjustment on derivative instruments	$13,084	$(1,839)	$26,179
Reclassification of redeemable stock to liabilities	$152	$272	$-

 See accompanying notes to consolidated financial statements.

MAA

Notes to Consolidated Financial Statements

Years ended December 31, 2011, 2010, and 2009

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation of Mid-America Apartment Communities, Inc.

Mid-America Apartment Communities, Inc., or MAA, is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. We owned and operated 160 apartment communities principally through our majority owned subsidiary, Mid-America Apartments, L.P., or the Operating Partnership, as of December 31, 2011. MAA also owned a 33.33% interest in two real estate joint ventures, Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, at December 31, 2011. Through these joint ventures MAA owned interest in an additional 7 communities as of December 31, 2011.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries. MAA owns approximately 95% to 100% of all consolidated subsidiaries.

MAA uses the equity method of accounting for its investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not variable interest entities. The factors considered in determining that MAA does not have the ability to exercise control included ownership of voting interests and participatory rights of investors.

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

Rental Costs

Costs associated with rental activities, including advertising costs, are expensed as incurred. Advertising expenses were approximately $8.7 million, $7.2 million, and $7.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2011, 2010, and 2009 is presented below:

	For the twelve months ended
	December 31,
	2011	2010		2009
Shares Outstanding
Weighted average common shares - basic	36,995	31,856		28,341
Weighted average partnership units outstanding	1,992	-	(1)	-	(1)
Effect of dilutive securities	99	121		76
Weighted average common shares - diluted	39,086	31,977		28,417

Calculation of Earnings per Share - basic
Net income available for common shareholders	$48,821	$18,063		$24,346
Net income allocated to unvested restricted shares	(58)	(6)		(143)
Net income attributable to discontinued operations	(13,499)	(903)		(6,878)
Adjusted net income from continuing operations
available for common shareholders	$35,264	$17,154		$17,325

Weighted average common shares - basic	36,995	31,856		28,341
Earnings per share - basic:
Income from continuing operations
available for common shareholders	$0.95	$0.54		$0.61
Discontinued property operations	0.37	0.03		0.24
Net income available for common shareholders	$1.32	$0.57		$0.85

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$48,821	$18,063		$24,346
Net income attributable to noncontrolling interests	2,410	-	(1)	-	(1)
Net income allocated to unvested restricted shares	(58)	(6)		(143)
Net income attributable to discontinued operations	(13,499)	(903)		(6,878)
Adjusted net income from continuing operations
available for common shareholders	$37,674	$17,154		$17,325

Weighted average common shares - diluted	39,086	31,977		28,417
Earnings per share - diluted
Income from continuing operations
available for common shareholders	$0.97	$0.54		$0.61
Discontinued property operations	0.34	0.02		0.24
Net income available for common shareholders	$1.31	$0.56		$0.85

(1) Operating partnership units are not included in dilutive earnings per share calculations for the twelve month periods ended December 31, 2010 and 2009, as they were not dilutive.

Cash and Cash Equivalents

MAA considers cash, investments in money market accounts, and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves.

Real Estate Assets and Depreciation and Amortization

Real estate assets are carried at depreciated cost. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and recurring capital replacements are capitalized. Recurring capital replacements typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. In addition to these costs, we also capitalize salary costs directly identifiable with renovation work. These expenditures extend the useful life of the property and increase the property’s fair market value. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

In conjunction with acquisitions of properties, MAA’s policy is to provide in its acquisition budgets adequate funds to complete any deferred capital improvement items to bring the properties to the required standard, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying balance sheets as “construction in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual units within a development, amounts representing the completed unit's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total interest capitalized during 2011, 2010 and 2009 was approximately $1,156,000, $66,000, and $252,000, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment and 3 to 5 years for computers and software.

Acquisition of Real Estate Assets

In accordance with accounting standards for business combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets, consisting of the value of in-place leases.

MAA allocates the purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and furniture, fixtures, and equipment) determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized net operating income, or NOI, and market specific capitalization and discount rates.

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the leases acquired on each of its property acquisitions are approximately at market rates since the lease terms generally do not extend beyond one year.

The fair value of the in-place leases and resident relationships is then amortized over six months, the estimated remaining term of the resident leases. The amount of these resident lease intangibles included in Other assets totaled $1.8 million, $1.8 million, and $1.7 million as of December 31, 2011, 2010, and 2009, respectively. The amortization recorded as depreciation and amortization expense was $3.5 million, $3.0 million, and $1.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, with accumulated amortization totaling $0.7 million, $1.0 million, and $0.3 million as of December 31, 2011, 2010 and 2009, respectively.

Impairment of Long-lived Assets, including Goodwill

MAA accounts for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluates goodwill for impairment under accounting standards for goodwill and other intangible assets. MAA makes these evaluations for impairment on at least an annual basis, or more frequently if an impairment indicator is identified. MAA periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the implied fair value of the goodwill. This determination is made at the reporting unit level and consists of two steps. First, MAA determines the fair value of a reporting unit and compares it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. MAA determines the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment of goodwill in the three year period ended December 31, 2011.

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value in accordance with GAAP.

Investment in Real Estate Joint Ventures

MAA’s investments in our unconsolidated real estate joint ventures are recorded using the equity method as we are able to exert significant influence, but do not have a controlling interest in the joint venture.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method.

Other Assets

Other assets consist of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, value of derivative contracts and other prepaid expenses including prepaid insurance and prepaid interest.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividend payable, accrued real estate taxes, accrued interest payable, other accrued expenses payable, and unearned income. Significant accruals included accrued dividend payable of $27.0 million and $23.4 million at December 31, 2011 and 2010, respectively and accrued real estate taxes of $25.4 million and $19.9 million at December 31, 2011 and 2010, respectively.

Out of Period Adjustment

In the twelve months ended December 31, 2011, we recorded a $1.8 million non-cash adjustment to general and administrative expenses related to restricted stock grants issued to certain employees. This adjustment was made during the second quarter of 2011. This error correction represents a cumulative adjustment for the 3.5 year period ended June 30, 2011, required by Accounting Standards Codification, or ASC, 718 to record expense under certain of our restricted stock grant based incentive plans using liability accounting rather than treating these grants as equity awards. We deemed the out of period portion of this adjustment to be immaterial to all periods presented. Liability accounting was required as a result of a past practice by MAA which allowed participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. This practice was discontinued after the end of the second quarter.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made. These classifications are the result of presenting the fair market value of leases and related accumulated amortization from buildings and improvements into intangible assets, which are recorded in Other Assets on the balance sheets.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, but allows for early adoption. We adopted ASU 2011-05 for the Annual Report for fiscal year 2011, and this changes the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

In November 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and expected changes to our presentation are the same as noted in ASU 2011-05 above.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We will adopt ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

In general, restricted stock is earned based on either a service condition, performance condition, or a market condition, or a combination thereof, and vest ratably over multiple periods. Service based awards are earned when the employee remains employed over the requisite service period. Service based awards are expensed over the vesting period on a straight line basis adjusted for expected and actual forfeitures. If a market condition affects a service based vesting period, the award is expensed using the accelerated amortization method. Performance based awards are earned when MAA reaches certain operational goals such as EPS or FFO targets. Performance based awards are expensed over the requisite service period on a graded basis based on grant date fair value and a probability analysis on the likelihood of reaching stated targets. It is also adjusted for expected forfeitures, actual forfeitures, and assessment of the probability of reaching performance targets each reporting period. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends). Market based awards are expensed over the vesting period on a graded basis calculated with a Monte Carlo simulation adjusted for forfeitures. Awards that allow employees to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares require liability accounting and are marked to market each reporting period. Awards that do not allow for share repurchases are classified as equity and are generally valued based on grant date fair value and are not adjusted to market each reporting period.

Total compensation costs under the Plans were approximately $5,522,000, $3,033,000 and $1,314,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the total unrecognized compensation cost related to the Plans was approximately $1,557,000. This cost is expected to be recognized over the remaining weighted average period of 0.6 years. Total cash paid for the settlement of plan shares totaled $1,604,000, $321,000, $466,000 for the years ended December 31, 2011, 2010, and 2009 respectively. Information concerning specific grants under the Plans is listed below.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan, or ESPP, provides a means for employees to purchase common stock of MAA at a discounted price. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on June 30 and December 31. The plan determines the purchase price using one of three measurement formulas based on the market activity during the measurement period. The variability caused by the combination of varying number of participants, market price fluctuations and potential changes in formula used each measurement period makes it not possible to reasonably estimate fair value at the grant date. During the years ended December 31, 2011, 2010 and 2009, 5,732 shares, 5,279 shares and 6,427 shares, respectively, were purchased through the ESPP. The plan does not meet the criteria to be a noncompensatory plan and therefore compensation cost of approximately $59,000, $44,000, and $38,000 was recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the date of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire 10 years from grant date. MAA issues new shares when options are exercised. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method. Volatility is based on the historical volatility of MAA’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. MAA uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during 2011, 2010 or 2009.

A summary of option activity under the Plans as of December 31, 2011, and the changes during the year then ended follows:

Weighted-
Average
Exercise
Options	Shares	Price
Outstanding at January 1, 2011	15,957	$25.49
Granted	-	-
Exercised	(15,957)	25.49
Forfeited/Expired	-	-
Outstanding at December 31, 2011	-	$-
Exercisable at December 31, 2011	-	$-

The total intrinsic value of options exercised during the year ended December 31, 2011, was approximately $714,000. Cash received from the exercise of options for the year ended December 31, 2011, was approximately $407,000.

Executive 2000 Restricted Stock Plan

In 2000, MAA issued 10,750 restricted shares of common stock to executive officers with a grant date fair value of $22.1875 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the day prior to the date of the grant. These shares vested 10% each over ten years through 2010.

There were no changes in nonvested shares for the year ended December 31, 2011. As of December 31, 2011, there were no nonvested shares granted and no unrecognized compensation cost. The total fair value of shares vesting during the years ended December 31, 2011, 2010 and 2009, was approximately $0, $24,000 and $24,000, respectively.

Key Management 2002 Restricted Stock Plan

In 2002, MAA issued 97,881 restricted shares of common stock to key managers and executive officers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the day prior to the date of the grant. As a result of three managers leaving the employment of MAA, as of December 31, 2011, only 81,916 shares remain issued. These shares vest 20% on March 31 of each year for five consecutive years beginning in 2008. Recipients receive dividend payments on the shares of restricted stock prior to vesting. This plan was modified on August 2, 2011 recategorizing 7,316 of the shares previously categorized as a liability to equity due to the discontinuation of a practice allowing participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. No other plan terms were changed. The new grant date fair value for these shares is $69.37 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the modification date. All remaining shares were earned and issued by the modification date and therefore the valuation was calculated on issued plan shares adjusted for forfeitures based on the historical experience for turnover by the key managers and executive officers. No additional compensation cost was recognized as a result of this modification.

A summary of the status of the Key Management 2002 Restricted Stock nonvested shares as of December 31, 2011, and the changes for the year ended December 31, 2011, is presented below:

		Weighted
		Average
Nonvested Shares	Shares	Fair Value(1)
Nonvested at January 1, 2011	32,760	$42.55
Granted	-
Vested	(16,381)	42.86
Forfeited	-
Nonvested at December 31, 2011	16,379	$45.17

(1) Grant date fair value for equity shares and closing trading price on respective dates for liability shares.

As of December 31, 2011, there was approximately $36,000 of total unrecognized compensation cost related to nonvested shares granted. This cost is expected to be recognized over the remaining weighted average period of 0.1 year. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2011, 2010 and 2009 was approximately $702,000, $611,000 and $458,000, respectively.

Director Restricted Stock Plan

Non-employee Directors elected to the Board of Directors receive an annual grant of restricted shares of common stock. The annual grants were equivalent to $30,000 per non-employee Director in 2009, $40,000 per non-employee Director in 2010 and $50,000 per non-employee Director in 2011. Directors have the right to receive their grants either in restricted shares of common stock of MAA that will vest after one year of service on the Board of Directors or have them issued into a deferred compensation plan.

A summary of the status of the Director Restricted Stock nonvested restricted shares of common stock as of December 31, 2011, and the changes for the year ended December 31, 2011, are presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	3,590	$55.67
Granted	2,976	67.16
Vested	(3,590)	55.67
Forfeited	-	-
Nonvested at December 31, 2011	2,976	$67.16

As of December 31, 2011, there was approximately $80,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.2 years. The total fair value of shares vesting during the years ended December 31, 2011, 2010 and 2009, was approximately $200,000, $120,000 and $140,000, respectively.

Key Management 2005 Restricted Stock Plan

In 2005, the Board of Directors adopted the 2005 Key Management Restricted Stock Plan, or the 2005 Plan, a long-term market based incentive program for key managers and executive officers. The 2005 Plan granted shares of restricted stock based on a sliding scale of total shareholder return over three 12-month periods ending in 2006, 2007 and 2008. Any restricted stock earned vested 100% three years after the date of the restricted stock issuance. There was no automatic vesting of the shares. Based on MAA’s performance from July 1, 2005, through June 30, 2006, 25,034 restricted shares of common stock were issued to key managers and executive officers on June 30, 2006. No shares of restricted stock were issued in 2007 or 2008. As of January 1, 2011, all remaining shares were issued and vested under this plan.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility is based on the historical volatility of MAA’s common stock. The expected term of the 2005 Plan was based on the criteria for the plan and the expected life of the awards. MAA uses a U.S. constant-maturity Treasury with the same term as the expected term of the 2005 Plan to represent the risk-free rate. Turnover is based on the historical experience for the key managers and executive officers. MAA used its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	17.10%
Expected life in years	3
Risk-free rate	3.77%
Dividend yield	5.20%

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. No shares vested or settled during the years ended December 31, 2011 or 2010 under this plan. The total fair value of the settlement of liabilities during the year ended December 31, 2009 was approximately $996,000.

Long-Term Market Based Incentive Plan for Executive Officers

The Compensation Committee, by authorization of the Board of Directors of MAA, submitted the Long-Term Market Based Incentive Plan for Executive Officers, or Long-Term Plan, which was approved by shareholders on June 2, 2003. The Long-Term Plan allowed executive management to earn market performance units that converted into restricted shares of common stock based on achieving defined total shareholder investment performance levels. Based on MAA’s performance from January 1, 2003, through December 31, 2005, 74,895 restricted shares of common stock were issued to executive management on March 14, 2006. While these restricted shares of common stock were entitled to dividend payments, they were not transferable and did not have voting privileges until they vested. Dependent upon the executive officer’s continued employment with MAA, these restricted shares of common stock vested 20% annually from 2006 through 2010.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation with the assumptions noted in the following table. Volatility was based on the historical volatility of MAA’s common stock. The expected term of the Long-Term Plan was based on the criteria for the plan and the expected life of the awards. MAA uses a U.S. constant-maturity Treasury for the same term as the expected term of the Long-Term Plan to represent the risk-free rate. Turnover is based on the historical experience for executive officers. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the plan.

Volatility	6.38%
Expected life in years	3
Risk-free rate	1.99%
Dividend yield	9.60%

There was no compensation cost related to the Long-Term Plan for the year ended December 31, 2011. As of December 31, 2011, there were no nonvested share-based compensation arrangements granted and no unrecognized compensation cost. The total fair value of shares vesting during the years ended December 31, 2011, 2010 and 2009, was approximately $0, $66,000 and $66,000, respectively.

Key Management 2008 Restricted Stock Plan

In 2008, the Board of Directors adopted the 2008 Key Management Restricted Stock Plan, or the 2008 Plan, a long-term incentive program for key managers and executive officers. The 2008 Plan consists of both an annual and three year program. Under the annual program participants can earn both service and market based shares of restricted stock. The service based shares are awarded at the beginning of the 2008 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the market based program is based on employment and total shareholder return performance. No shares were earned through the annual market program. Participation in the three year program is limited to the executive officers and awards shares of restricted stock based upon both MAA’s total shareholder return performance over a three year period and that performance in relation to that of MAA’s peers. Any shares earned through the three year program will be issued on January 3, 2012 and will vest 25% annually beginning on January 1, 2013. Recipients will receive dividend payments on any restricted shares of common stock earned and issued during the restriction periods. On July 1, 2008, MAA issued 15,920 restricted shares of common stock under the annual service based program of the 2008 Plan. As a result of three managers leaving the employment of MAA, as of December 31, 2011, 523 shares have been forfeited and 473 shares early vested. On January 3, 2012, MAA issued 17,343 restricted shares of common stock under the three year program of the 2008 Plan.

The fair value of the stock award was estimated on the grant date using a multifactor Monte Carlo simulation. The valuation used an interest rate term structure as of July 1, 2008 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 1.95% for 0.25 years to 3.24% for 4.00 years. The dividend yield assumption was 4.669% and was based on the closing stock price of $52.69 on July 1, 2008. Volatility for MAA and our peers was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 34.87% for year 1, 30.92% for year 2, 29.63% for year 3, and 28.61% for year 4. Volatilities for our peers ranged from 25.05% to 49.94%. The requisite service period of the 2008 Plan is based on the criteria for the separate programs and is 5.5 years for the annual service based program, 2.5 years for the annual market based program and 7.5 years for the three-year program. Turnover is based on the historical experience for the key managers and executive officers.

This plan was modified on August 2, 2011 recategorizing 6,374 of the shares previously categorized as a liability to equity due to the discontinuation of a practice allowing participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. No other plan terms were changed. The new grant date fair value for these shares is $69.37 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the modification date as all market conditions had been determined at such time. The measurement period was completed and all earned shares were issued by the modification date and the valuation was calculated on issued plan shares adjusted for forfeitures based on the historical experience for turnover by the key managers and executive officers. No additional compensation cost was recognized as a result of this modification.

		Weighted
		Average
Nonvested Shares	Shares	Fair Value(1)
Nonvested at January 1, 2011	15,298	$59.62
Granted	-
Vested	(3,835)	59.93
Forfeited	(374)	62.24
Nonvested at December 31, 2011	11,089	$63.20

(1) Grant date fair value for equity shares and closing trading price on respective dates for liability shares.

As of December 31, 2011, there was approximately $505,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The $505,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 1.1 years. The total fair value of equity shares vesting plus the settlement of liabilities during the year ended December 31, 2011 was approximately $230,000. No shares vested or were settled during the years ended December 31, 2010 or 2009.

Key Management 2010 Restricted Stock Plan

In 2010, the Board of Directors adopted the 2010 Key Management Restricted Stock Plan, or the 2010 Plan, a long-term incentive program for key managers and executive officers. Under the 2010 Plan participants can earn both service and market based shares of restricted stock. The service based shares are awarded at the beginning of the 2010 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the market program is based on employment and total shareholder return performance. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods. On March 23, 2010, MAA issued 18,171 shares of restricted stock under the service based program of the 2010 Plan. As a result of a manager leaving the employment of MAA, as of December 31, 2011, only 17,885 shares remain issued. On January 3, 2011, MAA issued 37,002 shares of restricted stock under the market program of the 2010 Plan. All shares, including service shares, vest 50% annually beginning on January 1, 2011. As a result of a manager leaving the employment of MAA, as of December 31, 2011, only 36,430 shares remain issued.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of March 23, 2010 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.14% for 0.25 years to 0.41% for 1.00 year. The dividend yield assumption was 4.52% and was based on the closing stock price of $54.38 on March 23, 2010. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 24.12% for 0.50 years, 27.14% for 0.75 years and 35.65% for 1.00 year. The requisite service period of the 2010 Plan is based on the criteria for the separate programs and is 1.79 years for the service and market based programs. Turnover is based on the historical experience for the key managers and executive officers.

This plan was modified on August 2, 2011 recategorizing 18,720 of the shares previously categorized as a liability to equity due to the discontinuation of a practice allowing participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. No other plan terms were changed. The new grant date fair value of these shares is $69.37 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the modification date. The measurement period was completed and all earned shares were issued by the modification date and the valuation was calculated on issued plan shares adjusted for forfeitures based on the historical experience for turnover by the key managers and executive officers. No additional compensation cost was recognized as a result of this modification.

		Weighted
		Average
Nonvested Shares	Shares	Fair Value(1)
Nonvested at January 1, 2011	18,171	$60.82
Granted	37,002	61.20
Vested	(27,603)	61.18
Forfeited	(858)	62.24
Nonvested at December 31, 2011	26,712	$64.88

(1) Grant date fair value for equity shares and closing trading price on respective dates for liability shares.

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The total fair value of equity shares vesting plus the settlement of liabilities during the year ended December 31, 2011 was approximately $1,689,000. No shares vested during the years ended December 31, 2010 or 2009.

2010 Executive Restricted Stock Plan

In 2010, The Board of Directors of MAA approved a restricted stock grant for certain members of executive management. On March 23, 2010, MAA issued 2,710 shares of restricted common stock to those executive officers with a grant date fair value of $54.38 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the date of the grant. These shares vest 1/3rd annually beginning on March 23, 2011. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the 2010 Executive Restricted Stock nonvested shares as of December 31, 2011, and the changes for the year ended December 31, 2011, is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	2,710	$54.38
Granted	-
Vested	(904)	54.38
Forfeited	-
Nonvested at December 31, 2011	1,806	$54.38

As of December 31, 2011, there was approximately $42,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.6 years. The total fair value of shares vesting during the year ended December 31, 2011 was approximately $49,000. No shares vested during the year ended December 31, 2010.

Key Management 2011 Restricted Stock Plan

In 2011, the Board of Directors adopted the 2011 Key Management Restricted Stock Plan, or the 2011 Plan, a long-term incentive program for key managers and executive officers. Under the 2011 Plan participants can earn both performance and market based shares of restricted stock. The earning of restricted shares under the performance program is based on employment and relative FFO per share performance. Any performance shares earned will be issued on March 1, 2012 and will vest 50% annually beginning on March 1, 2012. The earning of restricted shares under the market program is based on employment and both absolute and relative total shareholder return performance. Any market shares earned will be issued on March 1, 2012 and will vest 50% annually beginning on March 1, 2012. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods.

The fair value of the performance based stock award was estimated using the grant date stock price of $63.96 and the probability of MAA reaching the plan’s FFO targets. The fair value of the market based stock award was estimated on the grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of January 3, 2011 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.13% for 0.25 years to 0.28% for 1.00 year. The dividend yield assumption was 3.92% for MAA and was based on the closing stock price of $63.96 on January 3, 2011. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 22.56% for six months, 24.14% for nine months and 23.46% for twelve months. The requisite service period of the 2011 Plan is based on the criteria for the separate programs and is 2.2 years. Turnover is based on the historical experience for the key managers and executive officers.

This plan was modified on August 2, 2011 recategorizing shares for 52 participants previously categorized as a liability to equity due to the discontinuation of a practice allowing participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. No other plan terms were changed. The new grant date fair value is $69.37 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the modification date. The fair value of the modified performance based award was estimated using the grant date stock price of $69.37 and the probability of MAA reaching the plan’s FFO targets. The fair value of the modified market based award was estimated on the grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of August 2, 2011 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.06% for 0.25 years to 0.16% for 1.00 year. The dividend yield assumption was 3.618% for MAA and was based on the closing stock price of $69.37 on August 2, 2011. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 18.47% for six months, 18.16% for nine months and 18.71% for twelve months. The requisite service period of the modified 2011 Plan is based on the criteria for the separate programs and is 1.6 years. Turnover is based on the historical experience for the key managers and executive officers. No additional compensation cost was recognized as a result of this modification.

As of December 31, 2011, there was approximately $891,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA’s policy is to recognize compensation cost over the requisite service period for each portion of an award which contains a market or performance condition. The $891,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 0.4 years. No equity shares vested and no liabilities settled during the year ended December 31, 2011.

3. REAL ESTATE JOINT VENTURES

In 2007, MAA entered into a joint venture, Mid-America Multifamily Fund I, LLC, or Fund I, with institutional capital in which we own a 33.33% interest. In 2008, Fund I acquired two properties with a combined total of 626 units. MAA does not expect to make further investments through Fund I.

In 2009, MAA entered into a joint venture, Mid-America Multifamily Fund II, LLC, or Fund II, with institutional capital in which we also own a 33.33% interest. As of December 31, 2011, Fund II had acquired five properties with a combined total of 1,635 units.

The income, contributions, distributions and ending investment balances related to MAA’s joint ventures consisted of the following for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	2011
	Fund I	Fund II	Total
Joint venture loss	$(419)	$(188)	$(607)
Gain on joint venture asset dispositions		14	14
Management fee income	275	742	1,017
Asset and acquisition fees	231	322	553
Incentive fee income	-	-	-
			-
Contributions to joint venture	(85)	(1,425)	(1,510)
Distributions from joint venture	164	1,238	1,402
			-
Investment in at December 31	5,249	11,757	17,006
Advances to at December 31	-	-	-

	2010
	Fund I	Fund II	Total
Joint venture loss	$(555)	$(594)	$(1,149)
Gain (loss) on joint venture asset dispositions	1	(359)	(358)
Management fee income	259	421	680
Asset and acquisition fees	235	573	808
Incentive fee income	-	-	-
			-
Contributions to joint venture	(88)	(12,042)	(12,130)
Distributions from joint venture	93	1,642	1,735
			-
Investment in at December 31	5,747	11,758	17,505
Advances to at December 31	-	-	-

	2009
	Fund I	Fund II	Total
Joint venture loss	$(649)	$(167)	$(816)
Gain on joint venture asset dispositions	-	-	-
Management fee income	252	41	293
Asset and acquisition fees	246	99	345
Incentive fee income	-	-	-
			-
Contributions to joint venture	(251)	(2,480)	(2,731)
Distributions from joint venture	120	-	120
			-
Investment in at December 31	6,306	2,313	8,619
Advances to at December 31	-	-	-

4. BORROWINGS

MAA maintains a total of $964 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, or FNMA Facilities. The FNMA Facilities provide for both fixed and variable rate borrowings and have FNMA rate traunches with maturities from 2012 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for MAA, has historically approximated three-month LIBOR less an average of 0.16% over the life of the FNMA Facilities, plus a fee of 0.49% to 0.67%. Borrowings under the FNMA Facilities totaled $948 million at December 31, 2011, consisting of $50 million under a fixed portion at a rate of 4.7%, and the remaining $898 million under the variable rate portion of the facility at an average rate of 0.7%. The available borrowing base capacity at December 31, 2011, was $964 million. Commitment fees related to our unused FNMA Facilities totaled $151 thousand for the year ended December 31, 2011. MAA has 13 interest rate swap agreements, totaling a notional amount of $425 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 4.5%. The interest rate swaps have maturities between 2012 and 2015. The swaps are highly effective and are designed as cash flow hedges. MAA has also entered into 20 interest rate caps totaling a notional amount of $256 million which are designed to cap a portion of the FNMA Facilities. These interest rate caps have maturities between 2012 and 2018 and nine are set at 6.0%, nine set at 4.5%, and two set at 5.0%. The FNMA Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

MAA has a $200 million credit facility with Freddie MAC, or Freddie Mac Facility. At December 31, 2011, MAA had $198 million borrowed against the Freddie Mac Facility at an interest rate of 0.7%. Commitment fees related to our Freddie Mac Facility totaled $3 thousand for the year ended December 31, 2011. MAA has 8 interest rate swap agreements, totaling a notional amount of $134 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 4.4%. The interest rate swaps expire in 2013 and 2014. MAA has also entered into one interest rate cap totaling a notional amount of $15 million which is designated against the Freddie Mac Facility. This interest rate cap has a 2014 maturity and is set at 5.0%.

MAA also maintains a $250 million unsecured credit facility with nine banks led by Key Bank. The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 1.65% to 2.40% based on a leveraged based pricing grid. This credit line expires in November 2015 with a one year extension option. At December 31, 2011, MAA had $249 million available to be borrowed under the Key Bank Line agreement with nothing borrowed under this facility. Approximately $1 million of the facility is used to support letters of credit. Commitment fees related to this facility totaled $63 thousand for the year ended December 31, 2011.

Each of MAA’s credit facilities is subject to various covenants and conditions on usage. If MAA were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect MAA’s liquidity. Moreover, if MAA were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on MAA. MAA believes it was in compliance with these covenants and conditions on usage at December 31, 2011.

At December 31, 2011, MAA had $353 million of fixed rate conventional property mortgages with an average interest rate of 5.0% and an average maturity of 2020 and a $15 million variable rate mortgage with an embedded cap rate of 7% at an interest rate of 3.5% with a maturity in 2015.

At December 31, 2011, MAA had $264 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional variable rate debt outstanding at an average interest rate of 0.9%, $198 million of capped conventional variable rate debt at an average interest rate of 0.7%, and $73 million of capped tax-free variable rate debt at an average rate of 0.9%. The interest rate on all other secured debt, totaling $980 million, was hedged or fixed at an average interest rate of 5.1%. Additionally, MAA had $135 million of senior unsecured notes fixed at an interest rate of 5.1%.

As of December 31, 2011, MAA estimated that the weighted average interest rate on MAA’s debt was 3.7%.

The following table summarizes MAA’s indebtedness at December 31, 2011, (dollars in thousands):

	Borrowed	Effective	Contract
	Balance	Rate	Maturity
Fixed Rate Secured Debt
Individual property mortgages	$353,008	5.0%	7/5/2020
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Facility balances with:
LIBOR-based interest rate swaps	559,000	5.3%	8/9/2013
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate secured debt	979,808	5.1%	4/6/2016

Variable Rate Secured Debt (1)
FNMA conventional credit facilities	382,785	0.7%	4/14/2015
FNMA tax-free credit facilities	72,715	0.9%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.5%	12/10/2015
Total variable rate secured debt	534,947	0.8%	6/2/2017

Total Secured Debt	$1,514,755	3.6%	9/2/2016

Unsecured Debt
Fixed Senior Unsecured Notes	135,000	5.1%	8/23/2020
Total Unsecured Debt	$135,000	5.1%	8/23/2020

Total Outstanding Debt	$1,649,755	3.7%	12/30/2016

(1) Includes capped balances

The following table summarizes interest rate ranges and maturity of MAA’s indebtedness at December 31, 2011 and the balance of MAA’s indebtedness at December 31, 2010 (dollars in millions):

	At December 31, 2011
	Actual	Average			Balance at
	Interest	Interest			December 31,
	Rates	Rate	Maturity	Balance	2010

Fixed Rate:
Taxable Secured	4.11 - 6.21%	4.95%	2014-2044	$403.0	$256.0
Tax-exempt Secured	0.00%	0.00%	-	0.0	10.9
Unsecured	4.68 - 5.57%	5.15%	2018-2023	135.0	0.0
Interest rate swaps	4.38 - 6.42%	5.24%	2012-2015	576.8	734.8
				$1,114.8	$1,001.7
Variable Rate:(1)
Taxable	0.65 - 1.20%	0.85%	2012-2033	264.3	227.8
Interest rate caps	0.67 - 0.92%	0.77%	2012-2033	270.7	270.7
				534.9	498.5
				$1,649.8	$1,500.2

(1)	Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2011, and 2010, respectively which results in MAA paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap.

The following table includes scheduled principal repayments on the borrowings at December 31, 2011, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total

2012	$4,091	$64,411	$68,502
2013	4,450	202,653	207,103
2014	4,007	443,403	447,410
2015	3,615	168,718	172,333
2016	3,322	80,000	83,322
Thereafter	32,117	638,968	671,085
	$51,602	$1,598,153	$1,649,755

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, 2010 and 2009, we recorded ineffectiveness of $188,000, $235,000 and $724,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the year ended December 31, 2011, we also had eight interest rate caps with a total notional amount of $51.2 million, (two of these caps with a collective notional of $19.5 million matured during the first quarter of 2011), where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the years ended December 31, 2011, 2010 and 2009, we recorded losses of $7,000, $34,000 and $4,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $18.2 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2011 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	18	$256,371,000
Interest Rate Swaps	23	$576,800,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $24,000 for the year ended December 31, 2011. We did not have any derivatives not designated as hedges for the years ended December 31, 2010 and 2009.

As of December 31, 2011 we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	3	$14,280,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, respectively:

	Asset Derivatives			Liability Derivatives
		31-Dec-11	31-Dec-10		31-Dec-11	31-Dec-10
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$975	$3,641	Fair market value of interest rate swaps	$33,095	$48,936

Total derivatives designated as hedging instruments		$975	$3,641		$33,095	$48,936

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$43	$-		$-	$-

Total derivatives not designated as hedging instruments		$43	$-		$-	$-

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, respectively (dollars in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Years ended December 31,	2011	2010	2009		2011	2010	2009		2011	2010	2009

Interest rate contracts	$(14,012)	$(35,539)	$(4,929)	Interest expense	$(27,639)	$(34,021)	$(31,888)	Interest expense	$(195)	$(269)	$(728)

Total derivatives in cash flow hedging relationships	$(14,012)	$(35,539)	$(4,929)		$(27,639)	$(34,021)	$(31,888)		$(195)	$(269)	$(728)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the year ended December 31,		2011	2010	2009

Interest rate products	Interest income/(expense)	$(24)	$-	$-

Total		$(24)	$-	$-

Credit-risk-related Contingent Features

As of December 31, 2011, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $36.4 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $33.1 million at December 31, 2011.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2011, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $17.6 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $36.4 million as of December 31, 2011.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of December 31, 2011.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

See also discussions in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 6.

6.  Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable at December 30, 2011 and December 31, 2010, totaled $538 million and $267 million, respectively, and had estimated fair values of $560 million and $238 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2011 and December 31, 2010. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2011 and December 31, 2010, totaled $1,112 million and $1,233 million, respectively, and had estimated fair values of $1,053 million and $1,151 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2011 and December 31, 2010.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our self and our counterparties. In prior periods, we classified our derivative valuations within the Level 3 fair value hierarchy because those valuations contain certain Level 3 inputs (e.g. credit spreads). Commencing with the year ended December 31, 2010, we determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2011 and December 31, 2010 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Derivative financial instruments	$—	$1,018	$—	$1,018
Liabilities
Derivative financial instruments	$—	$33,095	$—	$33,095

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Derivative financial instruments	$—	$3,641	$—	$3,641
Liabilities
Derivative financial instruments	$—	$48,936	$—	$48,936

The fair value estimates presented herein are based on information available to management as of December 31, 2011 and December 31, 2010.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 5.

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

MAA had operating lease expense of approximately $18,000, $18,000, and $18,000 for the years ended December 31, 2011, 2010 and 2009, respectively. MAA has commitments of approximately $13,000 in 2012, $4,000 in 2013, and $4,000 thereafter under operating lease agreements outstanding at December 31, 2011. MAA also has commitments of $10.3 million in 2012 and $2.4 million in 2013 under development contract agreements outstanding at December 31, 2011.

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

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2010 and 2009 and the estimated taxability for 2011:

	2011	2010	2009
Per common share
Ordinary income	$1.90	$1.64	$1.61
Capital gains	0.33	-	0.17
Return of capital	0.28	0.82	0.68
Total	$2.51	$2.46	$2.46

ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. MAA has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2006, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There have been no significant changes in unrecognized tax benefits following the adoption date.

ASC 740-10-50 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued on our balance sheet as of December 31, 2011 and 2010.

MAA’s tax years that remain subject to examination for U.S. federal purposes range from 2008 through 2010. Our tax years that remain open for state examination vary but range from 2007 through 2010.

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

MAA’s Board of Directors established economic rights in respect to each Operating Partnership Unit that were equivalent to the economic rights in respect to each share of common stock. The holder of each unit may redeem their units in exchange for one share of common stock or cash, at the option of MAA. At December 31, 2011, a total of 1,937,669 units were outstanding and redeemable to MAA by the holders of the units for 1,937,669 shares of common stock or approximately $121,201,000, based on the closing price of MAA’s common stock on December 31, 2011 of $62.55 per share, at MAA’s option. At December 31, 2010, a total of 2,191,361 units were outstanding and redeemable to MAA by the holders of the units for 2,191,361 shares of common stock or approximately $139,130,000, based on the closing price of MAA’s common stock on December 31, 2010 of $63.49 per share, at MAA’s option.

The Operating Partnership has followed the policy of paying the same per unit distribution in respect to the units as the per share distribution in respect to the common stock. Operating Partnership net income for 2011, 2010 and 2009 was allocated approximately 5.3%, 6.9% and 8.2%, respectively, to holders of Operating Partnership Units and 94.7%, 93.1% and 91.8%, respectively, to MAA.

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

Common stock shares totaling 509,116 in 2011, 568,323 in 2010 and 25,406 in 2009 were acquired by shareholders under the DRSPP. MAA offered an average discount of 2.0% for optional cash purchases in 2011 and 2010. No discount was offered for optional cash purchases through the DRSPP in 2009.

Controlled Equity Offering

On July 3, 2008, MAA entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 1,350,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM. On November 5, 2009, we entered into another ATM arrangement with Cantor Fitzgerald & Co. with materially the same terms for an additional 4,000,000 shares.

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

During the years ended December 31, 2011, 2010 and 2009, MAA sold 3,303,273 shares, 5,077,201 shares and 763,000 shares, respectively of common stock for net proceeds of $204.5 million, $274.6 million and $32.8 million, respectively through our ATM programs.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. Through December 31, 2011, MAA has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2011 under the plan.

10. EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2.

401(k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions. MAA’s contribution to this plan was approximately $597,000, $507,000 and $161,000 in 2011, 2010 and 2009, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in MAA’s 401(k) Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and MAA may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in MAA’s 401(k) Plan. MAA’s match to this plan in 2011, 2010 and 2009 was approximately $51,000, $57,000 and $4,000, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

In 1998, MAA established the Non-Qualified Deferred Compensation Plan for Outside Company Directors, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by MAA as shares of MAA common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of MAA common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

During 2011, 2010 and 2009, directors deferred 5,328 shares, 4,422 shares and 6,100 shares of common stock, respectively, with weighted-average grant date fair values of $64.55, $56.90 and $37.26, respectively, into the Directors Deferred Compensation Plan.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately in earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. Accordingly, approximately $78,000 and $143,000 was recorded in accrued expenses and other liabilities at December 31, 2011 and 2010, respectively. There were no accrued expenses related to these shares at December 31, 2009.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of MAA is eligible to participate in the ESOP after completing one year of service with MAA. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. MAA contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. MAA did not contribute to the ESOP during 2011, 2010 or 2009. As of December 31, 2011, there were 222,010 shares outstanding with a fair value of $13.9 million.

Restricted Stock and Stock Option Plan

MAA adopted the 1994 Restricted Stock and Stock Option Plan, or the 1994 Plan, to provide incentives to attract and retain independent directors, executive officers and key employees. As of January 31, 2004, no further awards may be granted under this plan. The 1994 Restricted Stock and Stock Option Plan was replaced by the 2004 Stock Plan, collectively the Plans, by shareholder approval at the May 24, 2004, Annual Meeting of Shareholders. The Plans provide(d) for the granting of options to purchase a specified number of shares of common stock, or Options, or grants of restricted shares of common stock, or Restricted Stock. The Plans also allow(ed) MAA to grant options to purchase Operating Partnership Units at the price of the common stock on the New York Stock Exchange on the day prior to issuance of the units, or the LESOP Provision. The 1994 Plan authorized the issuance of 2,400,000 common shares or options to acquire shares. The 2004 Stock Plan authorizes the issuance of 500,000 common shares or options to acquire shares. Under the terms of the 1994 Plan, MAA could advance directors, executive officers, and key employees a portion of the cost of the common stock or units. The employee advances mature five years from the date of issuance and accrue interest, payable in arrears, at a rate established at the date of issuance. MAA has also entered into supplemental bonus agreements with the employees which are intended to fund the payment of a portion of the advances over a five year period. Under the terms of the supplemental bonus agreements, MAA will pay bonuses to these employees equal to 3% of the original note balance on each anniversary date of the advance, limited to 15% of the aggregate purchase price of the shares and units. In March of 2002, MAA entered into duplicate supplemental bonus agreements on the then existing options to executive officers, effectively doubling their advances. The advances become due and payable and the bonus agreement will terminate if the employees voluntarily terminate their employment with MAA. MAA also agreed to pay a bonus to certain executive officers in an amount equal to the debt service on the advances for as long as they remain employed by MAA.

In May 2010, the last outstanding advance for $35,000 matured. As of December 31, 2011, MAA had no advances outstanding relating to the LESOP Provision of the Plans.

11. EARNINGS FROM DISCONTINUED OPERATIONS

The three communities that MAA sold in 2009 as well as the two properties sold by MAA during 2011 have been classified as discontinued operations in the Consolidated Statements of Operations. All properties sold during 2011 were previously included in our large market same-store portfolio. The following is a summary of earnings from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Revenues:
Rental revenues	$3,139	$3,793	$6,976
Other revenues	411	431	430
Total revenues	3,550	4,224	7,406
Expenses:
Property operating expenses	1,972	2,242	4,063
Depreciation and amortization	822	976	941
Interest expense	44	101	173
Total expenses	2,838	3,319	5,177
Earnings from discontinued operations
before gain on sale and settlement proceeds	712	905	2,229
Gain (loss) on sale and settlement proceeds	12,787	(2)	4,649
(Loss) earnings from discontinued operations	$13,499	$903	$6,878

12. RELATED PARTY TRANSACTIONS

Pursuant to management contracts with MAA’s joint ventures, MAA manages the operations of the joint venture apartment communities for a fee of 4.00% to 4.25% of the revenues of the joint venture. MAA received approximately $1,017,000, $680,000, and $293,000 as management fees from the joint ventures in 2011, 2010, and 2009, respectively. MAA also received approximately $124,000, $442,000, and $83,000 of acquisition fees in 2011, 2010 and 2009, respectively, $426,000, $360,000, and $245,000 in asset management fees in 2011, 2010 and 2009, respectively and $3,000, $6,000, and $17,000 in construction management fees in 2011, 2010 and 2009, respectively from our joint ventures.

13. SEGMENT INFORMATION

As of December 31, 2011, MAA owned or had an ownership interest in 167 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities in markets with a population of at least 1 million and at least 1% of the total public multifamily REIT units that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Secondary market same store communities are generally communities in markets with populations of more than 1 million but less than 1% of the total public multifamily REIT units or markets with populations of less than 1 million that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale. Also included in non same store communities are non multifamily activities which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year, which allows us to evaluate full period-over-period operating comparisons. We utilize NOI, in evaluating the performance. Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues and NOI for each reportable segment for the years ended December 31, 2011, 2010 and 2009, were as follows (dollars in thousands):

	2011	2010	2009 (1)
Revenues
Large Market Same Store	$203,132	$194,912	$179,531
Secondary Market Same Store	187,900	179,692	170,088
Non-Same Store and Other	56,943	22,721	28,632
Total property revenues	447,975	397,325	378,251
Management fee income	1,017	680	293
Total operating revenues	$448,992	$398,005	$378,544

NOI
Large Market Same Store	$115,425	$110,548	$103,389
Secondary Market Same Store	108,430	102,771	99,208
Non-Same Store and Other	34,182	13,610	17,256
Total NOI	258,037	226,929	219,853
Discontinued operations NOI included above	(1,578)	(1,982)	(1,307)
Management fee income	1,017	680	293
Depreciation	(115,605)	(103,088)	(96,019)
Acquisition expense	(3,319)	(2,512)	(950)
Property management expense	(20,700)	(18,035)	(17,220)
General and administrative expense	(18,123)	(12,354)	(11,320)
Interest and other non-property income	574	837	385
Interest expense	(58,612)	(55,895)	(57,094)
Loss on debt extinguishment	(755)	-	(140)
Amortization of deferred financing costs	(2,902)	(2,627)	(2,374)
Asset impairment	-	(1,914)	-
Net casualty gains (loss) and other settlement proceeds	(619)	330	32
Gain (loss) on sale of non-depreciable assets	910	-	15
Gain on properties contributed to joint ventures	-	752	-
Loss from real estate joint ventures	(593)	(1,149)	(816)
Discontinued operations	13,499	903	5,883
Net income attributable to noncontrolling interests	(2,410)	(1,114)	(2,010)
Net income attributable to
Mid-America Apartment Communities, Inc.	$48,821	$29,761	$37,211

(1) The 2009 column shows the segment break down based on 2010 same store portfolios. A comparison using the 2011 same store portfolio would not be comparative due to the nature of the classifications.

Assets for each reportable segment as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	December 31,	December 31,
	2011	2010
Assets
Large Market Same Store	$1,017,015	$1,044,321
Secondary Market Same Store	668,109	683,389
Non-Same Store and Other	760,132	359,606
Corporate assets	85,212	88,732
Total assets	$2,530,468	$2,176,048

14. BUSINESS COMBINATIONS

During 2011 we acquired properties totaling 3,057 units for a total purchase price of $362.7 million, paid in cash, which does not include land acquired for future development or the property acquired by our joint venture. These acquisitions account for $17.0 million of consolidated revenue as reported and $3.5 million included in the total consolidated net income for 2011. The unaudited pro forma information set forth below is based on MAA’s historical Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, adjusted to give effect to these transactions at the beginning of the earliest year presented. Pro forma results are not necessarily indicative of future results.

	Pro forma (Unaudited)
	Period Ended December 31,
	(in thousands, except per share data)
	2011	2010
Total Revenue (1)	$468,437	$429,592
Net Income available to common shareholders (1)	53,999	17,448
Earnings per share, diluted (1)	$1.36	$0.49

(1) Pro forma adjustments for certain acquisitions are excluded as they had no pre-acquisition operating activity in 2010 or 2011. This includes the land purchase of Chenal Valley. Seasons at Celebrate Virginia is excluded in 2010 as the property was not built until 2011.

15. SUBSEQUENT EVENTS

Dispositions

On January 12, 2012, MAA closed on the sale of the 320-unit Kenwood Club at the Park apartment community located in Katy (Houston), Texas, resulting in a gain of approximately $9.6 million.

On February 9, 2012, MAA closed on the sale of the 276-unit Cedar Mill apartment community located in Memphis, Tennessee resulting in no material gain or loss.

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

	Year Ended December 31, 2011
	First	Second	Third	Fourth
Total operating revenues	$106,278	$109,902	$115,237	$117,575
Income from continuing operations before non-operating items	$23,799	$22,733	$25,883	$27,314
Interest expense	$(13,965)	$(14,138)	$(15,487)	$(15,022)
(Loss) from real estate joint ventures	$(245)	$(178)	$(107)	$(63)
Discontinued operations:
Income from discontinued operations before
gain on sale	$193	$169	$200	$138
Gain on sale of discontinued operations	$-	$-	$4,927	$7,872
Consolidated net income	$9,155	$7,680	$14,451	$19,945
Net income attributable to noncontrolling interest	$311	$252	$660	$1,187
Net income attributable to Mid-America Apartment Communities, Inc.	$8,844	$7,428	$13,791	$18,758
Net income available for common shareholders	$8,844	$7,428	$13,791	$18,758

Per share:
Net income available per common share - basic	$0.25	$0.20	$0.37	$0.49
Net income available per common share - diluted	$0.24	$0.20	$0.37	$0.49
Dividend paid	$0.6275	$0.6275	$0.6275	$0.6275

	Year Ended December 31, 2010
	First	Second	Third	Fourth
Total operating revenues	$96,421	$97,832	$100,321	$103,431
Income from continuing operations before non-operating items	$23,521	$22,958	$21,036	$22,123
Interest expense	$(13,867)	$(13,968)	$(13,572)	$(14,488)
Loss from real estate joint ventures	$(276)	$(298)	$(282)	$(293)
Discontinued operations:
Income from discontinued operations before
loss on sale	$224	$248	$223	$210
Loss on sale of discontinued operations	$-	$(2)	$-	$-
Consolidated net income	$9,849	$6,888	$6,973	$7,165
Net income attributable to noncontrolling interest	$437	$228	$224	$225
Net income attributable to Mid-America Apartment Communities, Inc.	$9,412	$6,660	$6,749	$6,940
Net income available for common shareholders	$6,196	$1,383	$3,544	$6,940

Per share:
Net income available per common share - basic	$0.21	$0.04	$0.11	$0.20
Net income available per common share - diluted	$0.21	$0.04	$0.11	$0.20
Dividend paid	$0.615	$0.615	$0.615	$0.615

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties into discontinued operations.

MAA
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

								Gross Amount						Life used
						Cost Capitalized		carried at						to compute
						subsequent to		December 31,						depreciation
				Initial Cost		Acquisition		2011 (19)						in latest
					Buildings		Buildings		Buildings					income
					and		and		and		Accumulated		Date of	statement
Property	Location	Encumbrances		Land	Fixtures	Land	Fixtures	Land	Fixtures	Total	Depreciation	Net	Construction	(20)
Eagle Ridge	Birmingham, AL	-	(1)	$ 851	$ 7,667	$ -	$ 3,178	$ 851	$ 10,845	$ 11,696	$ (5,376)	$ 6,320	1986	1 - 40
Birchall at Ross Bridge	Birmingham, AL	-		2,640	28,842	-	90	2,640	28,932	31,572	(325)	31,247	2008	1 - 40
Abbington Place	Huntsville, AL	-	(1)	524	4,724	-	2,236	524	6,960	7,484	(3,580)	3,904	1987	1 - 40
Paddock Club Huntsville	Huntsville, AL	-	(1)	909	10,152	830	12,076	1,739	22,228	23,967	(9,608)	14,359	1989/98	1 - 40
Paddock Club Montgomery	Montgomery, AL	-	(1)	965	13,190	-	1,468	965	14,658	15,623	(5,549)	10,074	1999	1 - 40
Calais Forest	Little Rock, AR	-	(1)	1,026	9,244	-	6,322	1,026	15,566	16,592	(8,203)	8,389	1987	1 - 40
Napa Valley	Little Rock, AR	-	(1)	960	8,642	-	3,475	960	12,117	13,077	(6,266)	6,811	1984	1 - 40
Palisades at Chenal Valley, 232	Little Rock, AR	-		2,560	25,234	-	11	2,560	25,245	27,805	(71)	27,734	2006	1 - 40
Westside Creek I & II	Little Rock, AR	-	(1)	1,271	11,463	-	4,618	1,271	16,081	17,352	(7,877)	9,475	1984/86	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	-		7,901	27,182	-	509	7,901	27,691	35,592	(3,272)	32,320	2007	1 - 40
Talus Ranch	Phoenix, AZ	-		12,741	47,701	-	1,040	12,741	48,741	61,482	(8,815)	52,667	2005	1 - 40
Sky View Ranch	Gilbert, AZ	-		2,668	14,577	-	390	2,668	14,967	17,635	(1,358)	16,277	2007	1 - 40
Tiffany Oaks	Altamonte Springs, FL	-	(1)	1,024	9,219	-	5,106	1,024	14,325	15,349	(8,014)	7,335	1985	1 - 40
Marsh Oaks	Atlantic Beach, FL	-	(1)	244	2,829	-	1,701	244	4,530	4,774	(2,798)	1,976	1986	1 - 40
Indigo Point	Brandon, FL	-		1,167	10,500	-	2,927	1,167	13,427	14,594	(5,914)	8,680	1989	1 - 40
Paddock Club Brandon	Brandon, FL	-	(2)	2,896	26,111	-	2,640	2,896	28,751	31,647	(13,269)	18,378	1997/99	1 - 40
Preserve at Coral Square	Coral Springs, FL	-	(4)	9,600	40,004	-	4,716	9,600	44,720	54,320	(11,461)	42,859	1996	1 - 40
Anatole	Daytona Beach, FL	7,000	(7)	1,227	5,879	-	2,907	1,227	8,786	10,013	(5,029)	4,984	1986	1 - 40
Paddock Club Gainesville	Gainesville, FL	-	(2)	1,800	15,879	-	2,200	1,800	18,079	19,879	(6,195)	13,684	1999	1 - 40
The Retreat at Magnolia Parke, 204	Gainesville, FL	-		2,040	16,338	-	51	2,040	16,389	18,429	(369)	18,060	2008/09	1 - 40
Atlantic Crossing	Jacksonville, FL			4,000	19,495	-	679	4,000	20,174	24,174	(452)	23,722	2008	1 - 40
Cooper's Hawk	Jacksonville, FL	-	(2)	854	7,500	-	2,933	854	10,433	11,287	(5,947)	5,340	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	-		1,533	13,835	-	5,495	1,533	19,330	20,863	(9,464)	11,399	1987	1 - 40
Lakeside	Jacksonville, FL	-	(1)	1,430	12,883	-	8,064	1,430	20,947	22,377	(12,514)	9,863	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	-	(1)	4,047	35,052	-	2,510	4,047	37,562	41,609	(10,941)	30,668	2003	1 - 40
Paddock Club Jacksonville	Jacksonville, FL	-	(1)	2,292	20,750	-	3,280	2,292	24,030	26,322	(11,375)	14,947	1989/96	1 - 40
Paddock Club Mandarin	Jacksonville, FL	-	(2)	1,411	14,967	-	1,977	1,411	16,944	18,355	(6,147)	12,208	1998	1 - 40
Tattersall at Tapestry Park, 279	Jacksonville, FL	-		6,417	36,069	-	107	6,417	36,176	42,593	(611)	41,982	2009	1 - 40
St. Augustine	Jacksonville, FL	13,235	(17) (18)	2,857	6,475	-	19,255	2,857	25,730	28,587	(8,678)	19,909	1987	1 - 40
Woodbridge at the Lake	Jacksonville, FL	-	(2)	645	5,804	-	4,163	645	9,967	10,612	(6,030)	4,582	1985	1 - 40
Woodhollow	Jacksonville, FL	-	(1)	1,686	15,179	(8)	7,573	1,678	22,752	24,430	(12,184)	12,246	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	-	(1)	2,254	20,452	(1,033)	6,533	1,221	26,985	28,206	(13,187)	15,019	1988/90	1 - 40
Savannahs at James Landing	Melbourne, FL	-	(2)	582	7,868	-	4,603	582	12,471	13,053	(7,441)	5,612	1990	1 - 40
Paddock Park Ocala	Ocala, FL	6,805	(2) (3)	2,284	21,970	-	3,954	2,284	25,924	28,208	(13,107)	15,101	1986/88	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	30,627		6,900	26,613	-	(1,420)	6,900	25,193	32,093	(2,095)	29,998	2000	1 - 40
The Club at Panama Beach	Panama City, FL	-	(2)	898	14,276	(5)	2,437	893	16,713	17,606	(6,959)	10,647	2000	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	-	(2)	530	4,805	950	12,538	1,480	17,343	18,823	(8,352)	10,471	1990/95	1 - 40
Belmere	Tampa, FL	-	(1)	852	7,667	-	4,707	852	12,374	13,226	(7,582)	5,644	1984	1 - 40
Links at Carrollwood	Tampa, FL	-	(1)	817	7,355	110	4,461	927	11,816	12,743	(6,015)	6,728	1980	1 - 40
Village Oaks	Tampa, FL	-		2,729	19,014	84	1,098	2,813	20,112	22,925	(2,261)	20,664	2007	1 - 40
High Ridge	Athens, GA	-	(1)	884	7,958	-	2,100	884	10,058	10,942	(4,956)	5,986	1987	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,441	-	1,903	6,875	33,344	40,219	(4,016)	36,203	1994	1 - 40
Bradford Pointe	Augusta, GA	-		772	6,949	-	2,695	772	9,644	10,416	(4,659)	5,757	1986	1 - 40
Shenandoah Ridge	Augusta, GA	-	(1)	650	5,850	8	4,308	658	10,158	10,816	(6,392)	4,424	1982	1 - 40
Westbury Creek	Augusta, GA	3,480	(12)	400	3,626	-	1,560	400	5,186	5,586	(2,613)	2,973	1984	1 - 40
Fountain Lake	Brunswick, GA	-		502	4,551	-	2,588	502	7,139	7,641	(3,476)	4,165	1983	1 - 40
Park Walk	College Park, GA	-	(1)	536	4,859	-	1,329	536	6,188	6,724	(3,116)	3,608	1985	1 - 40
Whisperwood	Columbus, GA	-	(1)	4,286	42,722	-	15,430	4,286	58,152	62,438	(27,340)	35,098	1980/82/84/86/98	1 - 40
Willow Creek	Columbus, GA	-	(1)	614	5,523	-	4,475	614	9,998	10,612	(5,153)	5,459	1971/77	1 - 40
Terraces at Fieldstone	Conyers, GA	-	(1)	1,284	15,819	-	1,561	1,284	17,380	18,664	(6,170)	12,494	1999	1 - 40
Prescott	Duluth, GA	-	(5)	3,840	24,011	-	1,276	3,840	25,287	29,127	(6,778)	22,349	2001	1 - 40
Lanier	Gainesville, GA	17,029		3,560	22,611	-	1,753	3,560	24,364	27,924	(6,114)	21,810	1998	1 - 40
Lake Club	Gainesville, GA	-	(5)	3,150	18,383	-	900	3,150	19,283	22,433	(4,697)	17,736	2001	1 - 40
Whispering Pines	LaGrange, GA	-		823	7,470	(2)	2,486	821	9,956	10,777	(5,106)	5,671	1982/84	1 - 40
Westbury Springs	Lilburn, GA	-	(1)	665	6,038	-	1,911	665	7,949	8,614	(4,156)	4,458	1983	1 - 40
Austin Chase	Macon, GA	-		1,409	12,687	-	2,119	1,409	14,806	16,215	(6,833)	9,382	1996	1 - 40
The Vistas	Macon, GA	-	(1)	595	5,403	-	1,575	595	6,978	7,573	(3,693)	3,880	1985	1 - 40
Walden Run	McDonough, GA	-	(1)	1,281	11,565	-	1,470	1,281	13,035	14,316	(3,941)	10,375	1997	1 - 40
Avala at Savannah Quarters	Savannah, GA	-		1,500	24,862	-	197	1,500	25,059	26,559	(494)	26,065	2009	1 - 40
Georgetown Grove	Savannah, GA	-		1,288	11,579	-	2,067	1,288	13,646	14,934	(6,364)	8,570	1997	1 - 40
Oaks at Wilmington Island	Savannah, GA	-	(4)	2,910	25,315	-	1,447	2,910	26,762	29,672	(5,014)	24,658	1999	1 - 40
Wildwood	Thomasville, GA	-	(1)	438	3,971	371	5,738	809	9,709	10,518	(4,942)	5,576	1980/84	1 - 40
Hidden Lake	Union City, GA	-	(1)	1,296	11,715	-	4,068	1,296	15,783	17,079	(7,835)	9,244	1985/87	1 - 40
Three Oaks	Valdosta, GA	-	(1)	462	4,188	459	6,913	921	11,101	12,022	(5,738)	6,284	1983/84	1 - 40
Huntington Chase	Warner Robins, GA	-	(4)	1,160	10,437	-	1,823	1,160	12,260	13,420	(5,100)	8,320	1997	1 - 40
Southland Station	Warner Robins, GA	-	(1)	1,470	13,284	-	3,005	1,470	16,289	17,759	(8,338)	9,421	1987/90	1 - 40
Terraces at Townelake	Woodstock, GA	-	(1)	1,331	11,918	1,688	19,754	3,019	31,672	34,691	(13,639)	21,052	1999	1 - 40
Fairways at Hartland	Bowling Green, KY	-	(1)	1,038	9,342	-	2,874	1,038	12,216	13,254	(6,208)	7,046	1996	1 - 40
Paddock Club Florence	Florence, KY	9,114		1,209	10,969	-	2,847	1,209	13,816	15,025	(6,765)	8,260	1994	1 - 40
Grand Reserve Lexington	Lexington, KY	-	(1)	2,024	31,525	-	917	2,024	32,442	34,466	(10,903)	23,563	2000	1 - 40
Lakepointe	Lexington, KY	-	(1)	411	3,699	-	2,013	411	5,712	6,123	(3,369)	2,754	1986	1 - 40
Mansion, The	Lexington, KY	-	(1)	694	6,242	-	2,662	694	8,904	9,598	(5,287)	4,311	1989	1 - 40
Village, The	Lexington, KY	-	(1)	900	8,097	-	3,794	900	11,891	12,791	(7,063)	5,728	1989	1 - 40
Stonemill Village	Louisville, KY	-	(1)	1,169	10,518	-	7,735	1,169	18,253	19,422	(10,032)	9,390	1985	1 - 40
Crosswinds	Jackson, MS	-	(1)	1,535	13,826	-	4,196	1,535	18,022	19,557	(9,799)	9,758	1988/90	1 - 40
Pear Orchard	Jackson, MS	-	(1)	1,351	12,168	-	6,825	1,351	18,993	20,344	(10,727)	9,617	1985	1 - 40
Reflection Pointe	Jackson, MS	5,880	(8)	710	8,770	138	6,311	848	15,081	15,929	(8,219)	7,710	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	-	(1)	676	6,284	-	1,421	676	7,705	8,381	(2,417)	5,964	1974	1 - 40
Savannah Creek	Southaven, MS	-	(1)	778	7,013	-	2,707	778	9,720	10,498	(5,430)	5,068	1989	1 - 40
Sutton Place	Southaven, MS	-	(1)	894	8,053	-	3,313	894	11,366	12,260	(6,288)	5,972	1991	1 - 40
Hermitage at Beechtree	Cary, NC	-	(1)	900	8,099	-	3,957	900	12,056	12,956	(6,098)	6,858	1988	1 - 40
Waterford Forest	Cary, NC	-	(5)	4,000	20,250	-	1,687	4,000	21,937	25,937	(5,261)	20,676	1996	1 - 40
1225 South Church I	Charlotte, NC	-		4,780	22,342	-	239	4,780	22,581	27,361	(643)	26,718	2010	1 - 40
Hue	Raleigh, NC	-		3,690	29,910	-	1,135	3,690	31,045	34,735	(1,161)	33,574	2009	1 - 40
Preserve at Brier Creek	Raleigh, NC	-	(1)	5,850	21,980	(19)	22,011	5,831	43,991	49,822	(7,189)	42,633	2002/07	1 - 40
Providence at Brier Creek	Raleigh, NC	-		4,695	29,007	-	379	4,695	29,386	34,081	(3,599)	30,482	2007	1 - 40
Corners, The	Winston-Salem, NC	-	(2)	685	6,165	-	2,640	685	8,805	9,490	(5,489)	4,001	1982	1 - 40
Fairways at Royal Oak	Cincinnati, OH	-	(1)	814	7,335	(12)	2,763	802	10,098	10,900	(5,890)	5,010	1988	1 - 40
Colony at South Park	Aiken, SC	-	(1)	862	7,867	-	1,311	862	9,178	10,040	(2,873)	7,167	1989/91	1 - 40
Woodwinds	Aiken, SC	-	(1)	503	4,540	-	1,991	503	6,531	7,034	(3,305)	3,729	1988	1 - 40
Tanglewood	Anderson, SC	-	(1)	427	3,853	-	2,655	427	6,508	6,935	(3,920)	3,015	1980	1 - 40
Fairways, The	Columbia, SC	7,735	(9)	910	8,207	-	2,301	910	10,508	11,418	(6,112)	5,306	1992	1 - 40
Paddock Club Columbia	Columbia, SC	-	(1)	1,840	16,560	-	3,440	1,840	20,000	21,840	(9,848)	11,992	1989/95	1 - 40
Highland Ridge	Greenville, SC	-	(1)	482	4,337	-	2,085	482	6,422	6,904	(3,364)	3,540	1984	1 - 40
Howell Commons	Greenville, SC	-	(1)	1,304	11,740	-	3,372	1,304	15,112	16,416	(8,069)	8,347	1986/88	1 - 40
Paddock Club Greenville	Greenville, SC	-	(1)	1,200	10,800	-	1,696	1,200	12,496	13,696	(6,211)	7,485	1996	1 - 40
Park Haywood	Greenville, SC	-	(1)	325	2,925	35	4,378	360	7,303	7,663	(4,478)	3,185	1983	1 - 40
Spring Creek	Greenville, SC	-	(1)	597	5,374	(14)	2,626	583	8,000	8,583	(4,592)	3,991	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	8,365	(6)	1,085	7,269	(2)	5,515	1,083	12,784	13,867	(7,169)	6,698	1988	1 - 40
535 Brookwood	Simpsonville, SC	13,890		1,216	18,666	-	332	1,216	18,998	20,214	(981)	19,233	2008	1 - 40
Park Place	Spartanburg, SC	-	(1)	723	6,504	-	2,519	723	9,023	9,746	(4,713)	5,033	1987	1 - 40
Farmington Village	Summerville, SC	15,200		2,800	26,295	-	394	2,800	26,689	29,489	(3,863)	25,626	2007	1 - 40
Hamilton Pointe	Chattanooga, TN	-	(1)	1,131	10,632	-	1,887	1,131	12,519	13,650	(4,087)	9,563	1989	1 - 40
Hidden Creek	Chattanooga, TN	-	(1)	972	8,954	-	1,753	972	10,707	11,679	(3,410)	8,269	1987	1 - 40
Steeplechase	Chattanooga, TN	-	(1)	217	1,957	-	2,868	217	4,825	5,042	(2,881)	2,161	1986	1 - 40
Windridge	Chattanooga, TN	5,465	(13)	817	7,416	-	3,240	817	10,656	11,473	(5,217)	6,256	1984	1 - 40
Oaks, The	Jackson, TN	-	(1)	177	1,594	12	1,969	189	3,563	3,752	(2,164)	1,588	1978	1 - 40
Post House Jackson	Jackson, TN	5,095		443	5,078	-	3,792	443	8,870	9,313	(4,497)	4,816	1987	1 - 40
Post House North	Jackson, TN	3,375	(10)	381	4,299	(57)	2,431	324	6,730	7,054	(3,935)	3,119	1987	1 - 40
Bradford Chase	Jackson, TN	-	(1)	523	4,711	-	1,743	523	6,454	6,977	(3,810)	3,167	1987	1 - 40
Woods at Post House	Jackson, TN	4,565		240	6,839	-	2,243	240	9,082	9,322	(5,588)	3,734	1997	1 - 40
Cedar Mill	Memphis, TN	-	(1)	824	8,023	-	2,148	824	10,171	10,995	(3,890)	7,105	1973/86	1 - 40
Greenbrook	Memphis, TN	28,910		2,100	24,468	25	24,130	2,125	48,598	50,723	(30,472)	20,251	1974/78/83/86	1 - 40
Kirby Station	Memphis, TN	-	(1)	1,148	10,337	-	8,193	1,148	18,530	19,678	(9,286)	10,392	1978	1 - 40
Lincoln on the Green	Memphis, TN	-	(1)	1,498	20,483	-	12,877	1,498	33,360	34,858	(17,813)	17,045	1988/98	1 - 40
Park Estate	Memphis, TN	-		178	1,141	-	4,323	178	5,464	5,642	(3,929)	1,713	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	-		1,260	16,043	2,147	35,663	3,407	51,706	55,113	(16,155)	38,958	1999/01	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	-	(1)	915	14,774	-	1,783	915	16,557	17,472	(5,911)	11,561	1999	1 - 40
Aventura at Indian Lake Village	Nashville, TN			4,950	28,053	-	66	4,950	28,119	33,069	(159)	32,910	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	19,142		3,456	22,443	-	299	3,456	22,742	26,198	(1,159)	25,039	2008	1 - 40
Brentwood Downs	Nashville, TN	-	(1)	1,193	10,739	(2)	6,335	1,191	17,074	18,265	(9,093)	9,172	1986	1 - 40
Grand View Nashville	Nashville, TN	-	(1)	2,963	33,673	-	3,028	2,963	36,701	39,664	(11,708)	27,956	2001	1 - 40
Monthaven Park	Nashville, TN	-	(4)	2,736	28,902	-	3,295	2,736	32,197	34,933	(9,352)	25,581	1999/01	1 - 40
Park at Hermitage	Nashville, TN	6,645	(14) (18)	1,524	14,800	-	6,304	1,524	21,104	22,628	(12,000)	10,628	1987	1 - 40
Verandas at Sam Ridley	Nashville, TN	23,559		3,350	28,308	-	346	3,350	28,654	32,004	(1,376)	30,628	2009	1 - 40
Northwood	Arlington, TX	-	(2)	886	8,051	-	1,490	886	9,541	10,427	(3,028)	7,399	1980	1 - 40
Balcones Woods	Austin, TX	-	(2)	1,598	14,398	-	9,426	1,598	23,824	25,422	(12,400)	13,022	1983	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	-	(4)	3,150	11,393	-	2,150	3,150	13,543	16,693	(3,622)	13,071	1996	1 - 40
Silverado	Austin, TX	-	(4)	2,900	24,009	-	1,121	2,900	25,130	28,030	(5,115)	22,915	2003	1 - 40
Stassney Woods	Austin, TX	4,050	(15) (18)	1,621	7,501	-	5,168	1,621	12,669	14,290	(7,396)	6,894	1985	1 - 40
Travis Station	Austin, TX	3,585	(16) (18)	2,281	6,169	-	5,623	2,281	11,792	14,073	(6,282)	7,791	1987	1 - 40
Woods, The	Austin, TX	-	(2)	1,405	12,769	-	4,263	1,405	17,032	18,437	(5,186)	13,251	1977	1 - 40
Celery Stalk	Dallas, TX	-	(5)	1,462	13,165	-	6,818	1,462	19,983	21,445	(12,103)	9,342	1978	1 - 40
Courtyards at Campbell	Dallas, TX	-	(2)	988	8,893	-	2,932	988	11,825	12,813	(5,701)	7,112	1986	1 - 40
Deer Run	Dallas, TX	-	(2)	1,252	11,271	-	3,705	1,252	14,976	16,228	(7,289)	8,939	1985	1 - 40
Grand Courtyard	Dallas, TX	-	(4)	2,730	22,240	-	1,421	2,730	23,661	26,391	(4,793)	21,598	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX			5,016	41,091	-	90	5,016	41,181	46,197	(348)	45,849	2008	1 - 40
Watermark	Dallas, TX	-	(5)	960	14,438	-	1,034	960	15,472	16,432	(4,159)	12,273	2002	1 - 40
La Valencia at Starwood	Frisco, TX	22,350		3,240	26,069	-	339	3,240	26,408	29,648	(1,198)	28,450	2009	1 - 40
Legacy Pines	Houston, TX	-	(2)	2,157	19,066	(15)	2,798	2,142	21,864	24,006	(6,958)	17,048	1999	1 - 40
Reserve at Woodwind Lakes	Houston, TX	12,823		1,968	19,928	-	2,392	1,968	22,320	24,288	(4,306)	19,982	1999	1 - 40
Park Place (Houston)	Houston, TX	-	(1)	2,061	15,830	-	2,570	2,061	18,400	20,461	(3,274)	17,187	1996	1 - 40
Ranchstone	Houston, TX	-	(4)	1,480	14,807	-	1,621	1,480	16,428	17,908	(2,805)	15,103	1996	1 - 40
Cascade at Fall Creek	Humble, TX	-		3,230	19,926	-	483	3,230	20,409	23,639	(2,905)	20,734	2007	1 - 40
Chalet at Fall Creek	Humble, TX	-	(4)	2,755	20,085	-	477	2,755	20,562	23,317	(3,318)	19,999	2006	1 - 40
Bella Casita at Las Colinas	Irving, TX	-	(5)	2,521	26,432	-	455	2,521	26,887	29,408	(977)	28,431	2007	1 - 40
Kenwood Club	Katy, TX	-	(2)	1,002	17,288	-	1,383	1,002	18,671	19,673	(7,139)	12,534	2000	1 - 40
Lane at Towne Crossing	Mesquite, TX	-	(2)	1,311	11,867	(8)	1,981	1,303	13,848	15,151	(4,352)	10,799	1983	1 - 40
Times Square at Craig Ranch	McKinney, TX	-		1,130	28,058	-	1,582	1,130	29,640	30,770	(1,339)	29,431	2009	1 - 40
Highwood	Plano, TX	-		864	7,783	-	3,349	864	11,132	11,996	(5,481)	6,515	1983	1 - 40
Los Rios Park	Plano, TX	-	(2)	3,273	28,823	-	2,827	3,273	31,650	34,923	(9,552)	25,371	2000	1 - 40
Boulder Ridge	Roanoke, TX	-	(2)	3,382	26,930	-	3,701	3,382	30,631	34,013	(7,126)	26,887	1999	1 - 40
Copper Ridge	Roanoke, TX	-		4,166	-	-	20,943	4,166	20,943	25,109	(1,579)	23,530	2008	1 - 40
Alamo Ranch	San Antonio, TX			2,380	26,982	-	677	2,380	27,659	30,039	(934)	29,105	2009	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	19,500		4,000	24,992	-	754	4,000	25,746	29,746	(1,835)	27,911	2009	1 - 40
Cypresswood Court	Spring, TX	-	(5)	576	5,190	-	2,839	576	8,029	8,605	(4,784)	3,821	1984	1 - 40
Villages at Kirkwood	Stafford, TX	-	(4)	1,918	15,846	-	1,696	1,918	17,542	19,460	(4,695)	14,765	1996	1 - 40
Green Tree Place	Woodlands, TX	-	(5)	539	4,850	-	2,631	539	7,481	8,020	(4,362)	3,658	1984	1 - 40
Seasons at Celebrate Virginia	Fredericksburg, VA			6,960	32,083	-	15	6,960	32,098	39,058	(90)	38,968	2011	1 - 40
Township	Hampton, VA	10,800	(11)	1,509	8,189	-	8,084	1,509	16,273	17,782	(7,922)	9,860	1987	1 - 40
Hamptons at Hunton Park	Richmond, VA			4,930	35,598	-	422	4,930	36,020	40,950	(708)	40,242	2003	1 - 40
Total Residential Properties		$ 331,724		313,687	2,370,349	5,680	606,076	319,367	2,976,425	3,295,792	(961,652)	2,334,140
Times Square at Craig Ranch				253	1,310	-	8	253	1,318	1,571	(30)	1,541	2009	1 - 40
Bella Casita at Las Colinas				46	186	-	4	46	190	236	(8)	228	2007	1 - 40
1225 South Church				43	199	9	(6)	52	193	245	(5)	240	2010	1 - 40
Retail Properties	Various			342	1,695	9	6	351	1,701	2,052	(43)	2,009	Various	1 - 40
Circle at Cool Springs- Development				6,670	-	-	29,800	6,670	29,800	36,470	(1)	36,469	N/A	N/A
South Church Phase II Development				4,832	-	-	5,795	4,832	5,795	10,627	(28)	10,599	N/A	N/A
Ridge at Chenal Valley Development				2,626	-	-	11,528	2,626	11,528	14,154	-	14,154	N/A	N/A
Development Properties				14,128	-	-	47,123	14,128	47,123	61,251	(29)	61,222
Total Properties				328,157	2,372,044	5,689	653,205	333,846	3,025,249	3,359,095	(961,724)	2,397,371
Land Held for Future Developments	Various			1,306	-	-	-	1,306	-	1,306	-	1,306	N/A	N/A
Commercial Properties	Various			-	-	-	19,527	-	19,527	19,527	(11,402)	8,125	Various	1 - 40
Total Other				1,306	-	-	19,527	1,306	19,527	20,833	(11,402)	9,431
	Total Real Estate Assets, net of Joint Ventures			$ 329,463	$ 2,372,044	$ 5,689	$ 672,732	$ 335,152	$ 3,044,776	$ 3,379,928	$ (973,126)	$ 2,406,802

(1)	Encumbered by a $691.8 million FNMA facility, with $691.8 million available and $691.8 million outstanding with a variable interest rate of 0.98% on which there exists in combination with the FNMA facility mentioned in note (2) thirteen interest rate swap agreements totaling $425 million at an average rate of 5.35% and six interest rate caps totalling $165 million at an average rate of 4.58% at December 31, 2011.
(2)	Encumbered by a $163.2 million FNMA facility, with $163.2 million available and $147.1 million outstanding with a variable interest rate of 0.70% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2011.
(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2012.
(4)	Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.67% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.18% and a $15 million interest rate cap of 5% at December 31, 2011.
(5)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.
(6)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.
(7)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(8)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2012.
(9)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2012.
(10)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2012.
(11)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate swap agreement fixed at 4.42% and maturing on October 15, 2012.
(12)	Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.196% and $3.0 million with a variable rate of 0.886% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(13)	Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.196% and $5.0 million with a variable rate of 0.886% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.
(14)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2016.
(15)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2016.
(16)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2016.
(17)	Phase I of St. Augustine is encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 4.50% which terminates on March 1, 2014.
(18)	Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.87% which there exists a $11.7 million interest rate cap of 5.00% which terminates on March 1, 2014.
(19)	The aggregate cost for Federal income tax purposes was approximately $3.3 million at December 31, 2011. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.
(20)

Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of leases.

F-48

MAA
Schedule III
Real Estate Investments and Accumulated Depreciation

A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Real estate investments:
Balance at beginning of year	$2,941,261	$2,698,682	$2,522,698
Acquisitions	362,745	278,810	125,299
Less: FMV of Leases included in Acquisitions	(3,829)	(1,764)	(1,633)
Improvement and development	104,705	57,331	53,785
Disposition of real estate assets (1)	(24,953)	(91,798)	(1,467)
Balance at end of year	$3,379,929	$2,941,261	$2,698,682

Accumulated depreciation:
Balance at beginning of year	$873,903	$773,438	$701,477
Depreciation	112,726	101,454	72,196
Disposition of real estate assets (1)	(13,503)	(989)	(235)
Balance at end of year	$973,126	$873,903	$773,438

MAA's consolidated balance sheet at December 31, 2011, 2010, and 2009, includes accumulated depreciation of $11,402, $9,967, and $8,738, respectively, in the caption "Commercial properties, net".

(1) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.

F-49