Form 10-Q
period 2012-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2012-05-04
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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
☑Yes  ☐No

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	April 27, 2012
Common Stock, $0.01 par value	40,937,133

MID-AMERICA APARTMENT COMMUNITIES, INC.

MAA
Condensed Consolidated  Balance  Sheets
March 31, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets:
Real estate assets:
Land	$337,220	$333,846
Buildings and improvements	2,865,981	2,879,289
Furniture, fixtures and equipment	93,919	92,170
Capital improvements in progress	74,294	53,790
	3,371,414	3,359,095
Less accumulated depreciation	(980,036)	(961,724)
	2,391,378	2,397,371

Land held for future development	1,306	1,306
Commercial properties, net	8,014	8,125
Investments in real estate joint ventures	16,567	17,006
Real estate assets, net	2,417,265	2,423,808

Cash and cash equivalents	41,826	57,317
Restricted cash	22,740	1,362
Deferred financing costs, net	15,306	14,680
Other assets	26,167	29,195
Goodwill	4,106	4,106
Total assets	$2,527,410	$2,530,468

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,353,056	$1,514,755
Unsecured notes payable	187,000	135,000
Accounts payable	4,001	2,091
Fair market value of interest rate swaps	29,360	33,095
Accrued expenses and other liabilities	79,437	91,718
Security deposits	6,392	6,310
Total liabilities	1,659,246	1,782,969

Redeemable stock	4,446	4,037

Shareholders' equity:
Common stock, $0.01 par value per share, 50,000,000 shares authorized; 40,940,360 and 38,959,338 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (1)	409	389
Additional paid-in capital	1,491,183	1,375,623
Accumulated distributions in excess of net income	(625,266)	(621,833)
Accumulated other comprehensive losses	(31,800)	(35,848)
Total MAA shareholders' equity	834,526	718,331
Noncontrolling interest	29,192	25,131
Total equity	863,718	743,462
Total liabilities and equity	$2,527,410	$2,530,468

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2012 and December 31, 2011 are 66,326 and 65,771, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three months ended March 31, 2012 and 2011
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Operating revenues:
Rental revenues	$109,617	$95,742
Other property revenues	9,745	8,980
Total property revenues	119,362	104,722
Management fee income	269	223
Total operating revenues	119,631	104,945
Property operating expenses:
Personnel	14,500	12,821
Building repairs and maintenance	3,928	3,255
Real estate taxes and insurance	13,886	12,191
Utilities	6,344	6,007
Landscaping	2,905	2,635
Other operating	8,279	7,420
Depreciation and amortization	30,643	27,216
Total property operating expenses	80,485	71,545
Acquisition (credit) expenses	(634)	219
Property management expenses	5,454	5,144
General and administrative expenses	3,447	4,610
Income from continuing operations before non-operating items	30,879	23,427
Interest and other non-property income	108	235
Interest expense	(14,350)	(13,914)
Gain on debt extinguishment	20	—
Amortization of deferred financing costs	(771)	(715)
Asset impairment	—	—
Net casualty loss and other settlement proceeds	(4)	(141)
Loss on sale of non-depreciable assets	—	(6)
Income from continuing operations before loss from real estate joint ventures	15,882	8,886
Loss from real estate joint ventures	(31)	(245)
Income from continuing operations	15,851	8,641
Discontinued operations:
(Loss) income from discontinued operations before gain on sale	(158)	521
Asset impairment on discontinued operations	(71)	—
Net casualty loss on insurance and other settlement proceeds on discontinued operations	(54)	(7)
Gain on sale of discontinued operations	9,500	—
Consolidated net income	25,068	9,155
Net income attributable to noncontrolling interests	1,178	311
Net income attributable to MAA	23,890	8,844
Net income available for common shareholders	$23,890	$8,844

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.37	$0.23
Discontinued property operations	0.23	0.02
Net income available for common shareholders	$0.60	$0.25

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.37	$0.23
Discontinued property operations	0.23	0.01
Net income available for common shareholders	$0.60	$0.24

Dividends declared per common share	$0.6600	$0.6275
See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Consolidated net income	$25,068	$9,155
Other comprehensive income:
Unrealized losses from the effective portion of derivative instruments	(1,300)	(176)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	5,548	7,637
Total comprehensive income	29,316	16,616
Less: comprehensive income attributable to noncontrolling interests	(1,378)	(564)
Comprehensive income attributable to MAA	$27,938	$16,052

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$25,068	$9,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,549	28,456
Stock compensation expense	814	844
Redeemable stock issued	116	97
Amortization of debt premium	(90)	(90)
Loss from investments in real estate joint ventures	31	245
Gain on debt extinguishment	(20)	—
Derivative interest expense	164	47
Loss on sale of non-depreciable assets	—	6
Gain on sale of discontinued operations	(9,500)	—
Net casualty loss and other settlement proceeds	58	148
Changes in assets and liabilities:
Restricted cash	207	137
Other assets	2,445	(1,470)
Accounts payable	1,910	789
Accrued expenses and other	(14,994)	(6,922)
Security deposits	82	(140)
Net cash provided by operating activities	37,840	31,302
Cash flows from investing activities:
Purchases of real estate and other assets	—	(30,000)
Improvements to existing real estate assets	(12,221)	(10,295)
Renovations to existing real estate assets	(2,934)	(2,416)
Development	(26,745)	(3,569)
Distributions from real estate joint ventures	459	362
Contributions to real estate joint ventures	(51)	(1,369)
Proceeds from disposition of real estate assets	29,035	—
Funding of escrow for future acquisitions	(21,585)	—
Net cash used in investing activities	(34,042)	(47,287)
Cash flows from financing activities:
Net change in credit lines	(158,802)	(70,000)
Proceeds from notes payable	50,000	22,350
Principal payments on notes payable	(807)	(671)
Payment of deferred financing costs	(1,397)	(420)
Repurchase of common stock	(1,415)	(1,939)
Proceeds from issuances of common shares	120,135	91,443
Distributions to noncontrolling interests	(1,280)	(1,422)
Dividends paid on common shares	(25,723)	(22,076)
Net cash (used in) provided by financing activities	(19,289)	17,265
Net (decrease) increase in cash and cash equivalents	(15,491)	1,280
Cash and cash equivalents, beginning of period	57,317	45,942
Cash and cash equivalents, end of period	$41,826	$47,222

Supplemental disclosure of cash flow information:
Interest paid	$16,911	$13,518
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$28	$2,071
Accrued construction in progress	$10,027	$7,467
Interest capitalized	$638	$167
Marked-to-market adjustment on derivative instruments	$4,084	$7,414
Reclassification of redeemable stock to liabilities	$—	$151

See accompanying notes to consolidated financial statements.

MAA
Notes to Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of March 31, 2012, we owned or owned interests in a total of 167 multifamily apartment communities comprising 48,685 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and five communities comprising 1,635 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. In addition, we also had three development communities and a second phase to an existing community under construction totaling 1,020 units as of March 31, 2012. A total of 148 units for the development projects were completed as of March 31, 2012, and therefore have been included in the totals above. Three of our properties include retail components with approximately 81,000 square feet of gross leasable area.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2011 annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and all such adjustments were of a normal recurring nature except for an approximately $655 thousand out of period adjustment related to the capitalization of land acquisition costs. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2012.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three month periods ended March 31, 2012 and 2011, our basic earnings per share is computed using the two class method and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two class method as follows:

(dollars and shares in thousands, except per share amounts)	Three months ended March 31,
	2012		2011
Shares Outstanding
Weighted average common shares - basic	39,505		35,706
Weighted average partnership units outstanding	—	(1)	2,101
Effect of dilutive securities	102		97
Weighted average common shares - diluted	39,607		37,904

Calculation of Earnings per Share - basic
Net income available for common shareholders	$23,890		$8,844
Net income allocated to unvested restricted shares	(28)		(9)
Net income available for common shareholders, adjusted	$23,862		$8,835

Weighted average common shares - basic	39,505		35,706
Earnings per share - basic	$0.60		$0.25

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$23,890		$8,844
Net income attributable to noncontrolling interests	—	(1)	311
Adjusted net income available for common shareholders	$23,890		$9,155

Weighted average common shares - diluted	39,607		37,904
Earnings per share - diluted	$0.60		$0.24

(1) Operating partnership units are not included in dilutive earnings per share calculations for the three months ended March 31, 2012, as they were not dilutive.
2.           Segment Information
As of March 31, 2012, we owned or had an ownership interest in 167 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities:

◦	in markets with a population of at least one million and at least 1% of the total public multifamily REIT units; and

◦	that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Secondary market same store communities are generally communities:

◦	in markets with populations of more than one million but less than one percent of the total public multifamily REIT units or in markets with a population of less than one million; and

◦	that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale. Also included in non same store communities are non multifamily activities which represent less than 1% of our portfolio

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjusting the previous year, which allows us to evaluate full period-over-period operating comparisons.  We utilize net operating income, or NOI, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.
Revenues and NOI for each reportable segment for the three month periods ended March 31, 2012 and 2011, were as follows (dollars in thousands):

	Three months ended March 31,
	2012	2011
Revenues
Large Market Same Store	$55,007	$52,271
Secondary Market Same Store	47,500	45,857
Non-Same Store and Other	16,855	6,594
Total property revenues	119,362	104,722
Management fee income	269	223
Total operating revenues	$119,631	$104,945

NOI
Large Market Same Store	$32,098	$30,276
Secondary Market Same Store	27,783	27,051
Non-Same Store and Other	9,635	4,188
Total NOI	69,516	61,515
Discontinued operations NOI included above	4	(1,122)
Management fee income	269	223
Depreciation and amortization	(30,643)	(27,216)
Acquisition credit (expense)	634	(219)
Property management expense	(5,454)	(5,144)
General and administrative expense	(3,447)	(4,610)
Interest and other non-property income	108	235
Interest expense	(14,350)	(13,914)
Gain on debt extinguishment	20	—
Amortization of deferred financing costs	(771)	(715)
Net casualty loss and other settlement proceeds	(4)	(141)
Loss on sale of non-depreciable assets	—	(6)
Loss from real estate joint ventures	(31)	(245)
Discontinued operations	9,217	514
Net income attributable to noncontrolling interests	(1,178)	(311)
Net income attributable to MAA	$23,890	$8,844

Assets for each reportable segment as of March 31, 2012 and December 31, 2011, were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Assets
Large Market Same Store	$1,132,487	$1,017,015
Secondary Market Same Store	668,910	668,109
Non-Same Store and Other	639,969	760,132
Corporate assets	86,044	85,212
Total assets	$2,527,410	$2,530,468

3.          Equity

Total equity and its components for the three month periods ended March 31, 2012, and 2011, were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2011	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462
Net income			23,890		1,178	25,068
Other comprehensive income - derivative instruments (cash flow hedges)				4,048	200	4,248
Issuance and registration of common shares	20	120,123				120,143
Shares repurchased and retired	—	(1,415)				(1,415)
Shares issued in exchange for units	—	28			(28)	—
Redeemable stock fair market value			(293)			(293)
Adjustment for noncontrolling interest ownership in operating partnership		(3,990)			3,990	—
Amortization of unearned compensation		814				814
Dividends on common stock ($0.6600 per share)			(27,030)			(27,030)
Dividends on noncontrolling interest units ($0.6600 per unit)					(1,279)	(1,279)
EQUITY BALANCE MARCH 31, 2012	$409	$1,491,183	$(625,266)	$(31,800)	$29,192	$863,718

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2010	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628
Net income			8,844		311	9,155
Other comprehensive income - derivative instruments (cash flow hedges)				7,208	253	7,461
Issuance and registration of common shares	15	91,402				91,417
Shares repurchased and retired	—	(1,939)				(1,939)
Exercise of stock options	—	26				26
Shares issued in exchange for units	2	2,069			(2,071)	—
Redeemable stock fair market value			(43)			(43)
Adjustment for noncontrolling interest ownership in operating partnership		(3,955)			3,955	—
Amortization of unearned compensation		844				844
Dividends on common stock ($0.6275 per share)			(22,971)			(22,971)
Dividends on noncontrolling interest units ($0.6275 per unit)					(1,310)	(1,310)
EQUITY BALANCE MARCH 31, 2011	$365	$1,230,470	$(589,191)	$(41,639)	$23,263	$623,268

4.           Real Estate Acquisitions

On February 8, 2012, we purchased a land parcel and contracted to build a 270 unit apartment community located in Mount Pleasant (Charleston), South Carolina.

5.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, and in accordance with accounting standards governing the disposal of long lived assets, the 320-unit Kenwood Club apartments in Katy (Houston), Texas and the 276-unit Cedar Mill apartments in Memphis, Tennessee are presented as discontinued operations in the accompanying condensed consolidated financial statements.   These properties were sold on January 12, 2012 and February 9, 2012, respectively, and resulted in a gain of approximately $9.5 million, which is included in discontinued operations. Proceeds from the sale of Kenwood Club were held in an escrow account to be used for the tax free exchange of property under section 1031(b) of the U.S. Federal Income Tax Code. These funds are classified as restricted cash in our consolidated balance sheet.

The following is a summary of discontinued operations for the three month periods ended March 31, 2012 and 2011, (dollars in thousands):

	Three months ended March 31,
	2012	2011
Revenues
Rental revenues	$290	$2,143
Other revenues	12	254
Total revenues	302	2,397
Expenses
Property operating expenses	306	1,272
Depreciation and amortization	135	525
Interest expense	19	79
Total expense	460	1,876
(Loss) income from discontinued operations before gain on sale	(158)	521
Asset impairment on discontinued operations	(71)	—
Net loss on insurance and other settlement proceeds on discontinued operations	(54)	(7)
Gain on sale of discontinued operations	9,500	—
Income from discontinued operations	$9,217	$514

6.           Share and Unit Information

On March 31, 2012, 40,940,360 common shares and 1,935,708 operating partnership units were issued and outstanding, representing a total of 42,876,068 shares and units. At March 31, 2011, 36,545,130 common shares and 2,013,393 operating partnership units were outstanding, representing a total of 38,558,523 shares and units. Additionally, we had outstanding options for the purchase of 14,907 shares of common stock at March 31, 2011.  There were no outstanding options at March 31, 2012.

On July 3, 2008, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 1,350,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM. On November 5, 2009, we entered into another sales agreement with Cantor Fitzgerald & Co. with materially the same terms for an additional 4,000,000 shares. On August 26, 2010, we entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated with materially the same terms as our previous ATM agreements for a combined total of 6,000,000 shares of our common stock.

During the three month period ended March 31, 2011, we issued a total of 993,799 shares of common stock through our ATM programs for net proceeds of $61.2 million. During the three month period ended March 31, 2012, we did not issue any shares through our ATM programs.
On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jeffries & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120 million after underwriter discounts.

During the three month period ended March 31, 2012, we issued 120 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in net proceeds of $8,000. During the three month period ended March 31, 2011, we issued 495,236 shares of common stock through the optional cash purchase feature of our DRSPP resulting in net proceeds of approximately $30.0 million.

During the three months ended March 31, 2012, 15,565 shares of MAA’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2011, 25,082 shares were acquired for these purposes.

7.           Notes Payable

On March 31, 2012 and December 31, 2011, we had total indebtedness of $1.5 billion and $1.6 billion, respectively. Our indebtedness as of March 31, 2012 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by Key Bank and J.P. Morgan with a variable rate resetting monthly at LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $50 million outstanding under this agreement at March 31, 2012, with the remaining balance to be received in the second quarter.

As of March 31, 2012, approximately 64% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by Freddie Mac.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 24 interest rate swaps and 18 interest rate caps as of March 31, 2012, representing notional amounts totaling $651.8 million and $256.4 million, respectively. We also held 3 non-designated interest rate caps with notional amounts totaling $14.3 million as of March 31, 2012.

The following table summarizes our outstanding debt structure as of March 31, 2012 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$352,111	5.0%	7/6/2020
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	484,000	5.3%	10/30/2013
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate secured debt	$903,911	5.1%	8/7/2016
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$296,983	0.7%	10/1/2015
FNMA tax-free credit facilities	72,715	1.0%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	12/10/2015
Total variable rate secured debt	$449,145	0.8%	2/18/2018
Total Secured Debt	$1,353,056	3.7%	2/9/2017

Unsecured Debt
Variable rate credit facility	$2,000	2.7%	11/1/2015
Term loan fixed with swaps (2)	50,000	1.9%	3/1/2017
Fixed rate senior private placement bonds	135,000	5.1%	8/23/2020
Total Unsecured Debt	$187,000	4.3%	8/30/2019

Total Outstanding Debt	$1,540,056	3.8%	6/2/2017

(1) Includes capped balances.
(2) Balance is fixed at 2.7% by interest rate swaps that do not become effective until June 1, 2012. The unswapped rate has been used in this table.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and 2011, we recorded ineffectiveness of $10,000 (increase to interest expense) and $5,000 (decrease to interest expense), respectively, as an adjustment to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the three months ended March 31, 2012, we also had six interest rate caps with a total notional amount of $31.7 million, where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended March 31, 2012 and 2011, we recorded a loss of less than $1,000 and a loss of $3,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $18.6 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	18	$256,371,000
Interest Rate Swaps	24	$651,800,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $24,000 for the three months ended March 31, 2012. We did not have any derivatives not designated as hedges for the three months ended March 31, 2011 .

As of March 31, 2012, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	3	$14,280,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, respectively:

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$1,348	$975	Fair market value of interest rate swaps	$29,360	$33,095

Total derivatives designated as hedging instruments		$1,348	$975		$29,360	$33,095

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$19	$43		$—	$—

Total derivatives not designated as hedging instruments		$19	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2012 and 2011 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31,	2012	2011		2012	2011		2012	2011

Interest rate contracts	$(1,300)	$(176)	Interest expense	$(5,548)	$(7,637)	Interest expense	$(11)	$2

Total derivatives in cash flow hedging relationships	$(1,300)	$(176)		$(5,548)	$(7,637)		$(11)	$2

Derivatives Not Designated as Hedging Instruments
Three months ended March 31,			Location of Gain or (Loss) Recognized in Income	2012	2011

Interest rate products			Interest expense	$(24)	$—

Total				$(24)	$—

Credit-risk-related Contingent Features

As of March 31, 2012, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $32.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $29.4 million at March 31, 2012.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2012, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $16.6 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $32.3 million as of March 31, 2012.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of March 31, 2012.

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

Fixed rate notes payable at March 31, 2012 and December 31, 2011, totaled $537 million and $538 million, respectively, and had estimated fair values of $563 million and $560 million (excluding prepayment penalties), respectively, as of March 31, 2012 and December 31, 2011. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2012 and December 31, 2011, totaled $1,003 million and $1,112 million, respectively, and had estimated fair values of $949 million and $1,053 million (excluding prepayment penalties), respectively, as of March 31, 2012 and December 31, 2011. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with the FASB's fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of March 31, 2012 and December 31, 2011 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance At
				March 31, 2012
Assets
Derivative financial instruments	$—	$1,367	$—	$1,367
Liabilities
Derivative financial instruments	$—	$29,360	$—	$29,360

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance At
				December 31, 2011
Assets
Derivative financial instruments	$—	$1,018	$—	$1,018
Liabilities
Derivative financial instruments	$—	$33,095	$—	$33,095

The fair value estimates presented herein are based on information available to management as of March 31, 2012 and December 31, 2011.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In June 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 will be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted ASU 2011-05 during the reporting period ended December 31, 2011, and this changes the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

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

In May 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We have adopted ASU 2011-04 for the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 does not have a material impact on our consolidated financial condition or results of operations taken as a whole.

11.           Subsequent Events

Real Estate Acquisitions

On April 2, 2012, we closed on the purchase of Adalay Bay, a 240 unit community located in Chesapeake, Virginia.

On April 5, 2012, we closed on the purchase of Legacy at Western Oaks, a 479 unit community located in Austin, Texas. This property was purchased directly from one of our joint ventures, Mid-America Multifamily Fund II, LLC, and resulted in a gain.

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

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation and amortization of assets, impairment of long-lived assets, including goodwill, acquisition of real estate assets and fair value of derivative financial instruments.

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

Capitalization of expenditures and depreciation and amortization of assets

We carry real estate assets at depreciated cost.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 6 months amortization for acquired leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards is capitalized as incurred.

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

We allocate the purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and furniture, fixtures, and equipment) determined by valuing the property as if it were vacant, based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized NOI and market specific capitalization and discount rates.

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

We measure ineffectiveness using the change in the variable cash flows method or the hypothetical derivative method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings.  The change in fair value of the interest rate swaps and the intrinsic value or fair value of interest rate caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the statement of shareholders’ equity.

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

Overview of the Three Months Ended March 31, 2012

We experienced an increase in income from continuing operations before non-operating items for the three months ended March 31, 2012 over the three months ended March 31, 2011 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.2% increase in our large market same store segment, a 3.6% increase in our secondary market same store segment and a 155.6% increase in our non-same store and other segment, which was primarily a result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

As of March 31, 2012, our wholly-owned portfolio consisted of 46,424 apartment units in 160 communities, compared to 44,689 apartment units in 152 communities at March 31, 2011. For these communities, the average effective rent per apartment unit, excluding units in lease-up, increased to $805 per unit at March 31, 2012 from $749 per unit at March 31, 2011.  For these same communities, overall occupancy at March 31, 2012 and 2011 was 96.3% and 95.9%, respectively. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

The following is a discussion of our consolidated financial condition and results of operations for the three month periods ended March 31, 2012 and 2011.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2012 to the Three Month Period Ended March 31, 2011

Property revenues for the three months ended March 31, 2012 were approximately $119.4 million, an increase of approximately $14.6 million from the three months ended March 31, 2011 due to (i) a $2.7 million increase in property revenues from our large market same store group primarily as a result in an increase in average rent per unit, (ii) a $1.6 million increase in property revenues from our secondary market same store group primarily as a result in an increase in average rent per unit, and (iii) a $10.3 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2012 were approximately $49.8 million, an increase of approximately $5.5 million from the three months ended March 31, 2011 due primarily to increases in property operating expenses of (i) $0.9 million from our large market same store group, (ii) $0.9 million from our secondary market same store group, and (iii) $3.7 million from our non-same store and other group, primarily as a result of acquisitions.

Depreciation and amortization expense for the three months ended March 31, 2012 was approximately $30.6 million, an increase of approximately $3.4 million from the three months ended March 31, 2011 primarily due to the increases in depreciation and amortization expense of (i) $0.3 million from our secondary market same store group, and (ii) $3.1 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation and amortization expense from our secondary market same store group resulted from asset additions made during the normal course of business.

During the three months ended March 31, 2012, we sold two properties for a gain of $9.5 million.  There was no gain or loss from sale of property in the three months ended March 31, 2011.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $15.0 million in the three months ended March 31, 2012 from the three months ended March 31, 2011.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income attributable to MAA (computed in accordance with GAAP), excluding extraordinary items, asset impairment, gains or losses on disposition of real estate assets, plus depreciation of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trust’s, or NAREIT, definition.  Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to net income attributable to MAA for the three month periods ended March 31, 2012, and 2011 (dollars and shares in thousands):

	Three months ended March 31,
	2012	2011
Net income attributable to MAA	$23,890	$8,844
Depreciation and amortization of real estate assets	30,057	26,687
Asset impairment on discontinued operations	71	—
Net casualty loss and other settlement proceeds	4	141
Net casualty loss and other settlement proceeds of discontinued operations	54	7
Depreciation and amortization of real estate assets of discontinued operations	135	525
(Gain) on sales of discontinued operations	(9,500)	—
Depreciation and amortization of real estate assets of real estate joint ventures	557	514
Net income attributable to noncontrolling interests	1,178	311
Funds from operations	$46,446	$37,029

FFO for the three month period ended March 31, 2012 increased approximately $9.4 million from the three month period ended March 31, 2011 primarily as a result of the increases in property revenues of approximately $14.6 million discussed above that were only partially offset by the $5.5 million increase in property operating expenses, excluding depreciation and amortization.

Trends
During the three months ended March 31, 2012, rental demand for apartments continued to be strong as compared to the same period in 2011 and the prior quarter. Despite the winter months typically being a slower season for renting apartments, occupancy remained strong as compared to both the prior quarter ended December 31, 2011 and the three months ended March 31, 2011, average effective rent per unit continued to increase, and the average price for new leases and renewals signed trended up from January to March. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.
As mentioned above, the continued strength in pricing and occupancy through the three months ended March 31, 2012 is encouraging. However, with new employment, one of the primary drivers of apartment demand, continuing to increase at a slow pace, we remain cautious about apartment demand and pricing but optimistic about the long term prospects for apartment demand as job growth returns.
An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2012, we were invested in over 50 separate Sunbelt region markets, with 60% of our gross assets in large markets and 40% of our gross assets in select secondary markets.

We also continue to benefit on the supply side. New supply entering the market was low in 2011 and continues to run well below historical new supply delivery averages. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets. We expect this relative new supply compression to be a positive factor to our business as the new supply remains limited.
Our focus throughout 2011 and through the three months ended March 31, 2012 was increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, effective rent per unit for the three months ended March 31, 2012 was positive on both a quarter over quarter and sequential quarter basis. At the same time, our average same store physical occupancy (large market same store and secondary market same store segments combined) for the three months ended March 31, 2012 remained consistent (up three basis points) with the three months ended March 31, 2011 and improved significantly (up almost 80 basis points) from the three months ended December 31, 2011. With strong occupancy in place, we expect the positive pricing trend to continue going into the typically busier spring and summer leasing season.
Overall same store revenues increased 4.5% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As expected, we were able to continue to achieve more robust revenue growth as rents continued their upward trend. Although an increase in development is expected, we believe the continued reduced availability of financing for new apartment construction will likely limit new apartment construction to levels well below pre-recession deliveries. Also, more sustainable credit terms for residential mortgages should work to favor rental demand at existing multifamily properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.
Should the economy fall back into a recession, the limited new supply of apartments and the more disciplined mortgage financing for single family home buying should lessen the impact to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.
We continue to develop improved products, operating systems and procedures that enable us to capture more revenues. The continued roll-out of ancillary services (such as our cable saver and deposit saver programs), improved collections, and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.
Throughout the three months ended March 31, 2012, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $37.8 million for the three months ended March 31, 2012 from $31.3 million for the three months ended March 31, 2011. This change is mainly a result of cash inflows from property operations induced by the $14.6 million increase in operating revenue for the three months ended March 31, 2012 from the three months ended March 31, 2011 being above the $5.5 million increase in property operating expenses, excluding depreciation and amortization, and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $34.0 million during the three months ended March 31, 2012 compared to $47.3 million during the three months ended March 31, 2011.  During the three months ended March 31, 2012, we had no property acquisitions, compared to approximately $30.0 million in cash outflows for property acquisitions for the three months ended March 31, 2011. We also had cash outflows of $26.7 million related to development activities during the three months ended March 31, 2012 compared to to approximately $3.6 million for the three months ended March 31, 2011.  In addition to acquisition costs and development costs, we had outflows of $2.9 million for renovations to existing real estate assets during the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011. We received approximately $29.0 million during the three months ended March 31, 2012 primarily related to the disposition of two properties during the period. Approximately $21.6 million of these proceeds were held in escrow for a future tax free property exchange. During the three months ended March 31, 2011, we did not have property dispositions.

Net cash outflow for financing activities was approximately $19.3 million for the three months ended March 31, 2012, compared to net cash inflow for financing activities of $17.3 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, we received net proceeds of approximately $120.1 million primarily from the issuance of shares of common stock through our March 2, 2012 public offering, and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to fund partially the pay down of our credit lines during the three months ended March 31, 2012. During the three months ended March 31, 2011, we received proceeds of approximately $91.4 million from the issuance of shares of common stock through our ATM and the optional cash purchase feature of our DRSPP. We paid down approximately $109.6 million of debt in the three months ended March 31, 2012 compared to $48.3 million paid down in the three months ended March 31, 2011, both primarily due to cash outflows for the reduction in outstanding debt in the FNMA credit facility.

The weighted average interest rate at March 31, 2012 for the $1.4 billion of secured debt outstanding was 3.7%, compared to the weighted average interest rate of 3.9% on $1.5 billion of secured debt outstanding at March 31, 2011.  The weighted average interest rate at March 31, 2012 for the $187.0 million of unsecured debt was 4.3%. We did not have unsecured debt outstanding at March 31, 2011.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide credit facilities and bond placements. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks lead by Key Bank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $50 million outstanding under this agreement at March 31, 2012, with the remaining balance to be received in the second quarter.

Approximately 51% of our outstanding obligations at March 31, 2012 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $964.4 million, of which $884.4 million was collateralized and available to borrow at March 31, 2012. We had total borrowings outstanding under the FNMA Facilities of $787.5 million at March 31, 2012. Various traunches of the FNMA Facilities mature from 2012 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 13% of our outstanding obligations at March 31, 2012 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at March 31, 2012. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at March 31, 2012. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent one month or three month LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.32% below LIBOR.

We also maintain a $250.0 million unsecured credit facility with nine banks led by Key Bank. The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 1.65% to 2.40% based on a leveraged based pricing grid. This credit line expires in November 2015 with a one year extension option. At March 31, 2012, we had $248.8 million available to be borrowed under the Key Bank Credit Line agreement with $2.0 million borrowed under this facility. Approximately $1.2 million of the facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect. We believe we were in compliance with these covenants and conditions on usage at March 31, 2012.

The following schedule details the line limits, availability, outstanding balances and contract maturities of our various borrowings as of March 31, 2012 (dollars in thousands):

	Line Limit	Amount Collateralized and/or Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$964,429	$884,429	$787,498	5.4
Freddie Mac Credit Facilities	200,000	198,247	198,247	2.3
Other Secured Borrowings	367,311	367,311	367,311	8.1
Unsecured Credit Facility	250,000	248,827	2,000	3.6
Other Unsecured Borrowings	285,000	185,000	185,000	7.5
Total Debt	$2,066,740	$1,883,814	$1,540,056	6.0

As of March 31, 2012, we had entered into designated interest rate swaps totaling a notional amount of $651.8 million. To date, these swaps prove to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $256.4 million as of March 31, 2012. Four major banks provide approximately 98% of our derivative fair value, all of which have investment grade ratings from Moody’s and Standard & Poors.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2012 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$886,111	4.4	5.1%
Tax-free - Fixed Rate or Swapped	17,800	0.5	4.4%
Conventional - Variable Rate - Capped (1) (2)	213,136	3.8	1.0%
Tax-free – Variable Rate - Capped (1)	72,715	1.9	1.0%
Total Fixed or Hedged Rate Maturity	$1,189,762	4.1	4.1%
Conventional - Variable Rate	163,294	0.2	0.7%
Total Secured Rate Maturity	$1,353,056	3.6	3.7%
UNSECURED DEBT
Fixed Rate or Swapped (3)	$185,000	7.5	4.3%
Variable Rate	2,000	—	2.7%
Total Unsecured Rate Maturity	$187,000	7.4	4.3%
TOTAL DEBT RATE MATURITY	$1,540,056	4.1	3.8%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,374,762	4.6	4.1%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.

(2)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

(3)	Balance is fixed at 2.7% by interest rate swaps that do not become effective until June 1, 2012. The unswapped rate has been used in this table.

The following schedule outlines the contractual maturity dates of our total borrowing capacity as of March 31, 2012 (in thousands):

	Credit Facility Line Limits
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured (1)	Other Unsecured	Total
2012	$80,000	$—	$—	$—	$—	$80,000
2013	203,193	—	—	—	—	203,193
2014	229,721	200,000	—	16,853	—	446,574
2015	120,000	—	250,000	51,340	—	421,340
2016	80,000	—	—	—	—	80,000
2017	80,000	—	—	28,782	150,000	258,782
Thereafter	171,515	—	—	270,336	135,000	576,851
Total	$964,429	$200,000	$250,000	$367,311	$285,000	$2,066,740

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the contractual maturity dates of our total borrowings outstanding as of March 31, 2012 (in thousands):

	Credit Facility Amount Borrowed
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured(1)	Other Unsecured	Total
2012	$—	$—	$—	$—	$—	$—
2013	106,262	—	—	—	—	106,262
2014	229,721	198,247	—	16,853	—	444,821
2015	120,000	—	2,000	51,340	—	173,340
2016	80,000	—	—	—	—	80,000
2017	80,000	—	—	28,782	50,000	158,782
Thereafter	171,515	—	—	270,336	135,000	576,851
Total	$787,498	$198,247	$2,000	$367,311	$185,000	$1,540,056

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt as of March 31, 2012 (dollars in thousands):

	Swap Balances				Total
	LIBOR(1)	SIFMA	Fannie Mae Facility	Fixed Rate Balances	Balance	Contract Rate
2012	$75,000	$17,800	$—	$—	$92,800	5.0%
2013	190,000	—	—	—	190,000	5.2%
2014	144,000	—	—	16,853	160,853	5.7%
2015	75,000	—	—	36,140	111,140	5.6%
2016	—	—	—	—	—	—
2017	50,000	—	50,000	28,782	128,782	3.8%
Thereafter	—	—	—	405,336	405,336	5.0%
Total	$534,000	$17,800	$50,000	$487,111	$1,088,911	5.1%

(1)	$50 million of the 2017 balance is interest rate swaps that do not become effective until June 1, 2012.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $1.0 billion of our outstanding debt through credit facilities as of March 31, 2012.

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

For the three months ended March 31, 2012, our net cash provided by operating activities was in deficit of funding improvements to existing real estate assets, distributions to unitholders, and dividends paid on common shares by approximately $1.4 million. This compares to a deficit of approximately $2.5 million for the three months ended March 31, 2011. Both of these deficits were the result of expected seasonal first quarter cash requirements including payment of real estate taxes. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of March 31, 2012, (dollars in thousands):

Contractual Obligations (1)	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt (2)	$3,194	$110,711	$447,408	$174,331	$83,321	$721,091	$1,540,056
Fixed Rate or Swapped Interest(3)	35,109	42,899	33,625	27,481	24,892	82,348	246,354
Purchase Obligations (4)	8,861	2,159	—	—	—	—	11,020
Operating Leases	9	4	3	1	—	—	17
Total	$47,173	$155,773	$481,036	$201,813	$108,213	$803,439	$1,797,447

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

(4)	Represents development fees.

Off-Balance Sheet Arrangements

At March 31, 2012, and 2011, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2012, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2012, Mid-America Multifamily Fund II, LLC, or Fund II, owned five properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our 2011 Annual Report on Form 10-K filed on February 24, 2012.

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

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, but allows for early adoption. We adopted ASU 2011-05 during the reporting period ended December 31, 2011, and this changed the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

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

In May 2011, the FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We have adopted ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 does not have a material impact on our consolidated financial condition or results of operations taken as a whole.

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

There have been no material changes in our market risk as disclosed in the 2011 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which are incorporated by reference herein.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Real Estate Investments and Our Operations
Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2010 and 2011 and the first quarter of 2012, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.
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

We may not be able to sell communities when appropriate
Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own six communities, which are subject to restrictions on sale and are required to be exchanged through a 1031b tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our security holders.
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
Development and construction risks could impact our profitability
Currently, we have three development communities and a second phase to an existing community under construction totaling 1,020 units as of March 31, 2012. 148 units for the development projects were completed as of March 31, 2012.  Our development and construction activities are subject to the following risks:

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

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor's Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of March 31, 2012, 64% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2012 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.
Our financing could be impacted by negative capital market conditions

Over the past three and a half years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large majority of apartment financing, and as of March 31, 2012, 64% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and prospects.

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
Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT
At March 31, 2012, we had total debt outstanding of $1.5 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 45% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of March 31, 2012, our ratio of net-debt to undepreciated book value was approximately 43%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.
Interest rate hedging may not be effective
We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of March 31, 2012. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.
The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 32 basis points below the associated LIBOR rate, but in the past 3 1/2 years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.
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
Variable interest rates may adversely affect funds from operations
At March 31, 2012, effectively $165.3 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $964.4 million in secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200.0 million that is a variable rate facility. At March 31, 2012, a total of $985.7 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at March 31, 2012. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.
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
Preferred Stock
Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of March 31, 2012, no shares of preferred stock were issued and outstanding.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

MAA Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2012 - January 31, 2012	3,777	61.81	—	2,138,000
February 1, 2012 - February 29, 2012	428	64.21	—	2,138,000
March 1, 2012 - March 31, 2012	2,476	64.38	—	2,138,000

Total	6,681	62.91	—	2,138,000

(1)	Represents shares repurchased under ESOP plan

(2)	This number reflects the amount of shares that were available for purchase under our 4,000,000 share repurchase program authorized by our Board in 1999.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.
None.

Item 5.   Other Information.

None.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description
10.1	Term Loan Agreement by and among Mid-America Apartments L.P., KeyBank National Association and JPMorgan Securities, dated March 1, 2012.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 4, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of March 31, 2012 (Unaudited) and December 31, 2011 (unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 4, 2012	/s/Albert M. Campbell, III
Albert M. Campbell, III
On behalf of the registrant and as
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)