Form 10-Q
period 2012-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2012-11-02
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	October 26, 2012
Common Stock, $0.01 par value	42,267,542

MID-AMERICA APARTMENT COMMUNITIES, INC.

MAA
Condensed Consolidated  Balance  Sheets
September 30, 2012 and December 31, 2011
(Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
Assets:
Real estate assets:
Land	$388,007	$333,846
Buildings and improvements	3,133,211	2,879,289
Furniture, fixtures and equipment	96,372	92,170
Development and capital improvements in progress	61,801	53,790
	3,679,391	3,359,095
Less accumulated depreciation	(995,479)	(961,724)
	2,683,912	2,397,371

Land held for future development	1,205	1,306
Commercial properties, net	7,835	8,125
Investments in real estate joint ventures	5,160	17,006
Real estate assets, net	2,698,112	2,423,808

Cash and cash equivalents	13,422	57,317
Restricted cash	1,299	1,362
Deferred financing costs, net	15,252	14,680
Other assets	33,484	29,195
Goodwill	4,106	4,106
Assets held for sale	10,160	—
Total assets	$2,775,835	$2,530,468

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,192,258	$1,514,755
Unsecured notes payable	514,000	135,000
Accounts payable	5,637	2,091
Fair market value of interest rate swaps	25,816	33,095
Accrued expenses and other liabilities	101,075	91,718
Security deposits	6,745	6,310
Liabilities associated with assets held for sale	299	—
Total liabilities	1,845,830	1,782,969

Redeemable stock	4,633	4,037

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 41,925,288 and 38,959,338 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (1)	419	389
Additional paid-in capital	1,520,250	1,375,623
Accumulated distributions in excess of net income	(596,027)	(621,833)
Accumulated other comprehensive losses	(30,467)	(35,848)
Total MAA shareholders' equity	894,175	718,331
Noncontrolling interest	31,197	25,131
Total equity	925,372	743,462
Total liabilities and equity	$2,775,835	$2,530,468

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2012 and December 31, 2011 are 70,932 and 65,771, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2012 and 2011
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating revenues:
Rental revenues	$116,968	$101,004	$335,091	$289,630
Other property revenues	9,933	9,052	28,965	26,354
Total property revenues	126,901	110,056	364,056	315,984
Management fee income	209	265	687	751
Total operating revenues	127,110	110,321	364,743	316,735
Property operating expenses:
Personnel	14,714	13,366	42,639	38,428
Building repairs and maintenance	4,503	4,401	12,130	10,978
Real estate taxes and insurance	14,595	12,403	42,313	36,163
Utilities	7,658	7,084	20,461	18,778
Landscaping	2,781	2,647	8,304	7,763
Other operating	8,581	8,081	24,724	22,917
Depreciation and amortization	31,984	28,052	92,687	81,103
Total property operating expenses	84,816	76,034	243,258	216,130
Acquisition expenses	1,343	592	1,574	2,331
Property management expenses	5,460	4,904	16,484	15,242
General and administrative expenses	3,527	3,996	10,436	14,045
Income from continuing operations before non-operating items	31,964	24,795	92,991	68,987
Interest and other non-property income	89	140	343	599
Interest expense	(14,698)	(15,183)	(42,978)	(42,681)
(Loss) gain on debt extinguishment	—	(63)	5	(111)
Amortization of deferred financing costs	(971)	(724)	(2,611)	(2,146)
Net casualty loss after insurance and other settlement proceeds	(22)	(286)	(24)	(692)
Gain on sale of non-depreciable assets	48	147	45	163
Income from continuing operations before loss from real estate joint ventures	16,410	8,826	47,771	24,119
Loss from real estate joint ventures	(72)	(107)	(170)	(530)
Income from continuing operations	16,338	8,719	47,601	23,589
Discontinued operations:
(Loss) income from discontinued operations before gain on sale	(451)	805	500	2,777
Net casualty gain (loss) after insurance and other settlement proceeds on discontinued operations	99	—	43	(7)
Gain on sale of discontinued operations	16,092	4,927	38,474	4,927
Consolidated net income	32,078	14,451	86,618	31,286
Net income attributable to noncontrolling interests	1,212	660	3,702	1,223
Net income available for MAA and common shareholders	$30,866	$13,791	$82,916	$30,063

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.36	$0.22	$1.08	$0.61
Discontinued property operations	0.38	0.15	0.96	0.21
Net income available for common shareholders	$0.74	$0.37	$2.04	$0.82

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.38	$0.22	$1.11	$0.61
Discontinued property operations	0.36	0.15	0.92	0.20
Net income available for common shareholders	$0.74	$0.37	$2.03	$0.81

Dividends declared per common share	$0.6600	$0.6275	$1.9800	$1.8825
See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Comprehensive Income
Three and Nine months ended September 30, 2012 and 2011
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consolidated net income	$32,078	$14,451	$86,618	$31,286
Other comprehensive income:
Unrealized losses from the effective portion of derivative instruments	(2,903)	(5,953)	(8,195)	(14,156)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	4,815	6,671	15,306	21,683
Total comprehensive income	33,990	15,169	93,729	38,813
Less: comprehensive income attributable to noncontrolling interests	(2,700)	(694)	(5,432)	(1,487)
Comprehensive income attributable to MAA	$31,290	$14,475	$88,297	$37,326

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$86,618	$31,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,691	87,475
Stock compensation expense	1,730	4,445
Redeemable stock issued	428	397
Amortization of debt premium	(541)	(270)
Loss from investments in real estate joint ventures	170	530
Loss on debt extinguishment	322	111
Derivative interest expense	590	407
(Gain) loss on sale of non-depreciable assets	(45)	6
Gain on sale of discontinued operations	(38,474)	(4,927)
Net casualty (gains) loss and other settlement proceeds	(19)	692
Changes in assets and liabilities:
Restricted cash	63	(669)
Other assets	(4,569)	(3,276)
Accounts payable	3,572	1,262
Accrued expenses and other	10,040	12,007
Security deposits	445	(265)
Net cash provided by operating activities	158,021	129,211
Cash flows from investing activities:
Purchases of real estate and other assets	(314,909)	(261,948)
Normal capital improvements	(36,989)	(34,508)
Construction capital and other improvements	(2,561)	(3,927)
Renovations to existing real estate assets	(11,070)	(9,586)
Development	(54,242)	(21,921)
Distributions from real estate joint ventures	11,880	1,158
Contributions to real estate joint ventures	(204)	(1,387)
Proceeds from disposition of real estate assets	97,113	10,934
Net cash used in investing activities	(310,982)	(321,185)
Cash flows from financing activities:
Net change in credit lines	(235,064)	(95,000)
Proceeds from notes payable	271,000	285,350
Principal payments on notes payable	(11,760)	(102,384)
Funding of escrow for future principal payments on notes payable	—	(10,763)
Payment of deferred financing costs	(3,577)	(2,650)
Repurchase of common stock	(1,863)	(2,471)
Proceeds from issuances of common shares	173,960	170,515
Distributions to noncontrolling interests	(3,775)	(3,980)
Dividends paid on common shares	(79,855)	(68,331)
Net cash provided by financing activities	109,066	170,286
Net decrease in cash and cash equivalents	(43,895)	(21,688)
Cash and cash equivalents, beginning of period	57,317	45,942
Cash and cash equivalents, end of period	$13,422	$24,254

Supplemental disclosure of cash flow information:
Interest paid	$47,735	$43,230
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$2,672	$3,004
Accrued construction in progress	$6,392	$8,864
Interest capitalized	$1,844	$720
Marked-to-market adjustment on derivative instruments	$6,521	$7,120
Reclassification of redeemable stock to liabilities	$—	$152
Fair value adjustment on debt assumed	$2,578	$—
Debt assumed	$30,290	$—
See accompanying notes to consolidated financial statements.

MAA
Notes to Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of September 30, 2012, we owned or owned interests in a total of 167 multifamily apartment communities comprising 49,723 apartments located in 13 states, including two communities comprising 626 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and four communities comprising 1,156 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. We also had three development communities and a second phase to an existing community under construction totaling 1,220 units as of September 30, 2012. A total of 632 units for the development projects were completed as of September 30, 2012, and therefore have been included in the totals above. Total expected costs for the development projects are $143.9 million, of which $108.8 million has been incurred to date. We expect to complete construction on the four projects by the fourth quarter 2013. Four of our properties include retail components with approximately 103,000 square feet of gross leasable area.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2011 annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries, including Mid-America Apartments, L.P.  In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature except for the out of period adjustments discussed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2012.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

Out of Period Adjustment
In the three months ended September 30, 2012, we recorded an adjustment to correct certain of our equity accounts related to errors associated with the historical allocation of earnings to noncontrolling interest in our operating partnership. This correction represents a cumulative adjustment which decreased additional paid in capital by $27.0 million and increased accumulated distributions in excess of net income and noncontrolling interest by $24.9 million and $2.1 million, respectively. There is no net impact of these adjustments on total equity or consolidated net income of the Company in the current period or any previously reported periods. We deem this out of period adjustment to be immaterial to the current period and all prior periods presented.
In the three months ended March 31, 2012, we recorded a $655,000 out of period adjustment related to the capitalization of land acquisition costs

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine month periods ended September 30, 2012 and 2011, our basic earnings per share is computed using the two class method and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two class method as follows:

(dollars and shares in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shares Outstanding
Weighted average common shares - basic	41,405	37,274	40,634	36,612
Weighted average partnership units outstanding	1,781	1,946	1,859	2,009
Effect of dilutive securities	35	80	74	101
Weighted average common shares - diluted	43,221	39,300	42,567	38,722

Calculation of Earnings per Share - basic
Net income available for common shareholders	$30,866	$13,791	$82,916	$30,063
Net income allocated to unvested restricted shares	(25)	(18)	(79)	(30)
Net income available for common shareholders, adjusted	$30,841	$13,773	$82,837	$30,033

Weighted average common shares - basic	41,405	37,274	40,634	36,612
Earnings per share - basic	$0.74	$0.37	$2.04	$0.82

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$30,866	$13,791	$82,916	$30,063
Net income attributable to noncontrolling interests	1,212	660	3,702	1,223
Adjusted net income available for common shareholders	$32,078	$14,451	$86,618	$31,286

Weighted average common shares - diluted	43,221	39,300	42,567	38,722
Earnings per share - diluted	$0.74	$0.37	$2.03	$0.81

2.           Segment Information
As of September 30, 2012, we owned or had an ownership interest in 167 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities:

◦	in markets with a population of at least one million and at least 1% of the total public multifamily REIT units; and

◦	that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Secondary market same store communities are generally communities:

◦	in markets with populations of more than one million but less than 1% of the total public multifamily REIT units or in markets with a population of less than one million; and

◦	that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

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
Revenues and NOI for each reportable segment for the three and nine month periods ended September 30, 2012 and 2011, were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Large Market Same Store	$57,211	$54,056	$168,351	$159,341
Secondary Market Same Store	48,427	47,305	143,882	139,672
Non-Same Store and Other	21,263	8,695	51,823	16,971
Total property revenues	126,901	110,056	364,056	315,984
Management fee income	209	265	687	751
Total operating revenues	$127,110	$110,321	$364,743	$316,735

NOI
Large Market Same Store	$33,058	$30,530	$97,904	$91,208
Secondary Market Same Store	27,952	26,644	83,959	80,524
Non-Same Store and Other	13,521	7,569	35,578	17,489
Total NOI	74,531	64,743	217,441	189,221
Discontinued operations NOI included above	(462)	(2,669)	(3,956)	(8,264)
Management fee income	209	265	687	751
Depreciation and amortization	(31,984)	(28,052)	(92,687)	(81,103)
Acquisition expense	(1,343)	(592)	(1,574)	(2,331)
Property management expense	(5,460)	(4,904)	(16,484)	(15,242)
General and administrative expense	(3,527)	(3,996)	(10,436)	(14,045)
Interest and other non-property income	89	140	343	599
Interest expense	(14,698)	(15,183)	(42,978)	(42,681)
(Loss) gain on debt extinguishment	—	(63)	5	(111)
Amortization of deferred financing costs	(971)	(724)	(2,611)	(2,146)
Net casualty loss and other settlement proceeds	(22)	(286)	(24)	(692)
Gain on sale of non-depreciable assets	48	147	45	163
Loss from real estate joint ventures	(72)	(107)	(170)	(530)
Discontinued operations	15,740	5,732	39,017	7,697
Net income attributable to noncontrolling interests	(1,212)	(660)	(3,702)	(1,223)
Net income attributable to MAA	$30,866	$13,791	$82,916	$30,063

Assets for each reportable segment as of September 30, 2012 and December 31, 2011, were as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Assets
Large Market Same Store	$1,119,715	$1,017,015
Secondary Market Same Store	661,408	668,109
Non-Same Store and Other	952,933	760,132
Corporate assets	41,779	85,212
Total assets	$2,775,835	$2,530,468

3.          Equity

Total equity and its components for the nine month periods ended September 30, 2012, and 2011, were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2011	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462
Net income			82,916		3,702	86,618
Other comprehensive income - derivative instruments (cash flow hedges)				5,381	1,730	7,111
Issuance and registration of common shares	28	173,934				173,962
Shares repurchased and retired	—	(1,863)				(1,863)
Shares issued in exchange for units	2	2,670			(2,672)	—
Redeemable stock fair market value			(168)			(168)
Adjustment for noncontrolling interest ownership in operating partnership		(4,812)			4,812	—
Correction of classification of equity accounts (Note 1)		(27,032)	24,871		2,161	—
Amortization of unearned compensation		1,730				1,730
Dividends on common stock ($1.9800 per share)			(81,813)		—	(81,813)
Dividends on noncontrolling interest units ($1.9800 per unit)					(3,667)	(3,667)
EQUITY BALANCE SEPTEMBER 30, 2012	$419	$1,520,250	$(596,027)	$(30,467)	$31,197	$925,372

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2010	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628
Net income			30,063		1,223	31,286
Other comprehensive income - derivative instruments (cash flow hedges)				7,263	264	7,527
Issuance and registration of common shares	27	170,079				170,106
Shares repurchased and retired	—	(2,471)				(2,471)
Exercise of stock options	—	407				407
Shares issued in exchange for units	3	3,001			(3,004)	—
Redeemable stock fair market value			223			223
Adjustment for noncontrolling interest ownership in operating partnership		(7,015)			7,015	—
Amortization of unearned compensation		4,445				4,445
Dividends on common stock ($1.8825 per share)			(70,027)		—	(70,027)
Dividends on noncontrolling interest units ($1.8825 per unit)					(3,825)	(3,825)
EQUITY BALANCE SEPTEMBER 30, 2011	$378	$1,310,469	$(614,762)	$(41,584)	$23,798	$678,299

4.           Real Estate Acquisitions

On July 23, 2012, we purchased Allure at Brookwood, a 349-unit apartment community located in Atlanta, Georgia.

On August 20, 2012, we purchased Retreat at Lake Nona, a 394-unit apartment community located in Orlando, Florida.

On August 30, 2012, we purchased The Haven at Blanco, a 436-unit apartment community located in San Antonio, Texas.

On September 20, 2012, we purchased Market Station, a 323-unit apartment community located in Kansas City, Missouri.

During the nine months ended September 30, 2012, we acquired properties totaling 2,451 units for a total purchase price of$314.9 million. These acquisitions account for $8.8 million of consolidated revenue as reported and $1.1 million of net income included in the total consolidated net income for the nine months ended September 30, 2012. The unaudited pro forma information set forth below is based on the Company’s historical Consolidated Statement of Operations for the nine months ended September 30, 2012 and 2011, adjusted to give effect to these transactions at the beginning of the earliest year presented, January 1, 2011. Pro forma results are not necessarily indicative of future results.

	Pro forma (Unaudited)
	Nine months ended September 30,
	(in thousands, except per share data)
	2012	2011
Total revenue (1)	$381,344	$339,360
Net income available to common shareholders (1)	89,949	29,825
Earnings per share, diluted (1)	$2.01	$0.73

(1) Pro forma adjustments for certain acquisitions are excluded as they had no pre-acquisition operating activity in 2011 or 2012. This includes the purchase of land for development projects.

5.           Discontinued Operations

As part of our portfolio strategy to selectively dispose of mature assets that no longer meet our investment criteria and long-term strategic objectives, and in accordance with accounting standards governing the disposal of long-lived assets, the 320-unit Kenwood Club apartments in Katy (Houston), Texas, the 276-unit Cedar Mill apartments in Memphis, Tennessee, the 410-unit Celery Stalk apartments in Dallas, Texas, the 150-unit Westbury Springs apartments in Lilburn (Atlanta), Georgia, the 320-unit Hidden Lake apartments in Atlanta, Georgia, the 124-unit Park Walk apartments in Atlanta, Georgia, the 200-unit TPC Florence apartments in Florence (Louisville), Kentucky, the 214-unit Fairways at Royal Oak apartments in Cincinnati, Ohio, and the 240-unit Walden Run apartments in McDonough (Atlanta), Georgia are presented as discontinued operations in the accompanying condensed consolidated financial statements. The first eight properties were sold on January 12, 2012, February 9, 2012, June 7, 2012, July 25, 2012, July 25, 2012, July 26, 2012, August 1, 2012, and August 7, 2012, respectively, and resulted in a net gain of approximately 38.5 million, which is included in discontinued operations. Walden Run is considered held for sale since earnest money was received and was non-refundable as of September 11, 2012. Income from continuing operations attributable to MAA was $15.8 million and $45.7 million for the three and nine month periods ended September 30, 2012 compared to $8.4 million and $22.8 million for the three and nine month periods ended September 30, 2011. Income from discontinued operations attributable to MAA was $15.1 million and $37.2 million for the three and nine month periods ended September 30, 2012 compared to $5.4 million and $7.3 million for the three and nine month periods ended September 30, 2011. Income from continuing operations attributable to noncontrolling interest was $0.5 million and $1.9 million for the three and nine month periods ended September 30, 2012 compared to $0.4 million and $0.8 million for the three and nine month periods ended September 30, 2011. Income from discontinued operations attributable to noncontrolling interest was $0.7 million and $1.8 million for the three and nine month periods ended September 30, 2012 compared with $0.3 million and $0.4 million for the three and nine month periods ended September 30, 2011

The following is a summary of discontinued operations for the three and nine month periods ended September 30, 2012 and 2011, (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Rental revenues	$1,155	$5,584	$7,791	$15,745
Other revenues	128	675	907	1,909
Total revenues	1,283	6,259	8,698	17,654
Expenses
Property operating expenses	1,176	3,632	5,150	9,697
Depreciation and amortization	416	1,516	2,414	4,227
Interest expense	142	306	634	953
Total expense	1,734	5,454	8,198	14,877
Income from discontinued operations before gain on sale	(451)	805	500	2,777
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	99	—	43	(7)
Gain on sale of discontinued operations	16,092	4,927	38,474	4,927
Income from discontinued operations	$15,740	$5,732	$39,017	$7,697

6.           Share and Unit Information

On September 30, 2012, 41,925,288 common shares and 1,774,547 operating partnership units were issued and outstanding, representing a total of 43,699,835 shares and units. At September 30, 2011, 37,823,972 common shares and 1,942,275 operating partnership units were outstanding, representing a total of 39,766,247 shares and units. There were no outstanding options as of September 30, 2012 and September 30, 2011.

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

During the three and nine month periods ended September 30, 2012, we issued 812.911 shares through our ATM programs for net proceeds of $53.7 million. The gross proceeds for these issuances were $54.5 million. During the three and nine month periods ended September 30, 2011, we issued 656,500 and 2,178,973 shares of common stock, respectively, through our ATM programs for net proceeds of $44.2 million and $139.5 million. The gross proceeds for these issuances were $44.9 million and $141.7 million respectively. We have 600,175 shares remaining under our ATM program.
On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120 million after underwriter discounts. The gross proceeds for this offering were approximately $124.1 million.
During the three and nine month periods ended September 30, 2012, we issued 122 shares and 451 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in gross proceeds of $8,000 and $30,000. During the three and nine month periods ended September 30, 2011, we issued 100 shares and 495,487 shares of common stock through the optional cash purchase feature of our DRSPP resulting in gross proceeds of approximately $7,000 and $30.0 million.

During the nine months ended September 30, 2012, 15,565 shares of MAA’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2011, 25,082 shares were acquired for these purposes.

7.           Notes Payable

On September 30, 2012 and December 31, 2011, we had total indebtedness of approximately $1.71 billion and $1.65 billion, respectively. Our indebtedness as of September 30, 2012 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by Key Bank and J.P. Morgan with a variable rate resetting monthly at LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. As of September 30, 2012 the full amount was outstanding under this agreement. In July 2012, we received an investment grade rating (Baa2) from Moody's rating service, which caused the variable rate to reset monthly at LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of September 30, 2012, $121 million of the Notes have been funded and are included in our balance sheet with the remaining funds to be received during the fourth quarter.

As of September 30, 2012, approximately 47% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by Freddie Mac.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 22 interest rate swaps and 18 interest rate caps as of September 30, 2012, representing notional amounts totaling $576.8 million and $256.4 million, respectively. We also held 9 non-designated interest rate caps with notional amounts totaling $55.9 million as of September 30, 2012, including two forward caps with an effective date of October 15, 2012; one forward cap with an effective date of October 24, 2012; and three forward caps with an effective date of October 31, 2012.

The following table summarizes our outstanding debt structure as of September 30, 2012 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$373,575	4.8%	8/28/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	409,000	5.3%	2/3/2014
SIFMA-based interest rate swaps	17,800	4.4%	10/15/2012
Total fixed rate secured debt	$850,375	5.0%	9/10/2016
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$189,721	0.8%	4/20/2016
FNMA tax-free credit facilities	72,715	1.0%	7/23/2031
Freddie Mac credit facilities	64,247	0.8%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	12/10/2015
Total variable rate secured debt	$341,883	1.0%	3/11/2019
Total Secured Debt	$1,192,258	3.9%	5/30/2017

Unsecured Debt
Variable rate credit facility	$108,000	1.3%	11/1/2015
Term loan fixed with swaps	150,000	2.7%	3/1/2017
Fixed rate senior private placement bonds	256,000	4.6%	5/30/2021
Total Unsecured Debt	$514,000	3.4%	12/31/2018

Total Outstanding Debt	$1,706,258	3.7%	11/21/2017

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2012 and 2011, we recorded ineffectiveness of $7,000 and $91,000, respectively, and during the nine months ended September 30, 2012 and 2011, we recorded ineffectiveness of $40,000 and $186,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the nine months ended September 30, 2012, we also had six interest rate caps with a total notional amount of $31.7 million, where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended September 30, 2012 and 2011, we recorded a loss of less than $1,000, and during the nine months ended September 30, 2012 and 2011, we recorded a loss of less than $1,000 and a loss of $7,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $16.7 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	18	$256,371,000
Interest Rate Swaps	22	$576,800,000

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $25,000 for the three months ended September 30, 2012 and a loss of $58,000 for the nine months ended September 30, 2012. We did not have any derivatives not designated as hedges for the three and nine months ended September 30, 2011.

As of September 30, 2012, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments (1)	Notional
Interest rate caps	9	$55,875,000

(1) Includes two forward caps with an effective date of October 15, 2012; one forward cap with an effective date of October 24, 2012; and three forward caps with an effective date of October 31, 2012. These forward caps all use the SIFMA index with a strike rate of 6.0%.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, respectively:

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$275	$975	Fair market value of interest rate swaps	$25,816	$33,095

Total derivatives designated as hedging instruments		$275	$975		$25,816	$33,095

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$52	$43		$—	$—

Total derivatives not designated as hedging instruments		$52	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2012 and 2011 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2012	2011		2012	2011		2012	2011

Interest rate contracts	$(2,903)	$(5,953)	Interest expense	$(4,815)	$(6,671)	Interest expense	$(7)	$(91)

Total derivatives in cash flow hedging relationships	$(2,903)	$(5,953)		$(4,815)	$(6,671)		$(7)	$(91)

Nine months ended September 30,

Interest rate contracts	$(8,195)	$(14,156)	Interest expense	$(15,306)	$(21,683)	Interest expense	$(40)	$(193)

Total derivatives in cash flow hedging relationships	$(8,195)	$(14,156)		$(15,306)	$(21,683)		$(40)	$(193)

Derivatives Not Designated as Hedging Instruments
Three months ended September 30,			Location of Gain or (Loss) Recognized in Income	2012	2011

Interest rate products			Interest expense	$(25)	$—

Total				$(25)	$—

Nine months ended September 30,

Interest rate products			Interest expense	$(58)	$—

Total				$(58)	$—

Credit-Risk-Related Contingent Features

As of September 30, 2012, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $27.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $25.8 million at September 30, 2012.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2012, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $14.0 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2012, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $3.4 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $24.5 million as of September 30, 2012.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of September 30, 2012.

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

Fixed rate notes payable at September 30, 2012 and December 31, 2011, totaled $680 million and $538 million, respectively, and had estimated fair values of $723 million and $560 million (excluding prepayment penalties), respectively, as of September 30, 2012 and December 31, 2011. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2012 and December 31, 2011, totaled $1,027 million and $1,112 million, respectively, and had estimated fair values of $956 million and $1,053 million (excluding prepayment penalties), respectively, as of September 30, 2012 and December 31, 2011. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2012 and December 31, 2011 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				September 30, 2012
Assets
Derivative financial instruments	$—	$327	$—	$327
Liabilities
Derivative financial instruments	$—	$25,816	$—	$25,816

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2011
Assets
Derivative financial instruments	$—	$1,018	$—	$1,018
Liabilities
Derivative financial instruments	$—	$33,095	$—	$33,095

The fair value estimates presented herein are based on information available to management as of September 30, 2012 and December 31, 2011.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in ASU 2011-04.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We have adopted ASU 2011-04 for the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

11. Subsequent Events

On October 24, 2012, we entered into a development contract for a 294-unit apartment community located in Jacksonville, Florida.

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

Overview of the Three Months Ended September 30, 2012

We experienced an increase in income from continuing operations before non-operating items for the three months ended September 30, 2012 over the three months ended September 30, 2011 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.8% increase in our large market same store segment, a 2.4% increase in our secondary market same store segment and a 144.5% increase in our non-same store and other segment, which was primarily a result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

As of September 30, 2012, our wholly-owned portfolio consisted of 47,941 apartment units in 161 communities, compared to 46,365 apartment units in 158 communities at September 30, 2011. For these communities, the average effective rent per apartment unit, excluding units in lease-up, increased to $854 per unit at September 30, 2012 from $784 per unit at September 30, 2011.  For these same communities, overall occupancy at September 30, 2012 and 2011 was 96.0% and 96.3%, respectively. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

The following is a discussion of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2012 and 2011.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Month Period Ended September 30, 2012 to the Three Month Period Ended September 30, 2011

Property revenues for the three months ended September 30, 2012 were approximately $126.9 million, an increase of approximately $16.8 million from the three months ended September 30, 2011 due to (i) a $3.1 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $1.1 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $12.6 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2012 were approximately $52.8 million, an increase of approximately $4.9 million from the three months ended September 30, 2011 due primarily to (i) an increase in property operating expenses of $0.7 million from our large market same store group, (ii) a decrease of $0.2 million from our secondary market same store group, and (iii) an increase of $4.4 million from our non-same store and other group, primarily as a result of acquisitions. Changes in property operating expenses for our large and secondary markets are caused by declining repair and maintenance and utility costs.

Depreciation and amortization expense for the three months ended September 30, 2012 was approximately $32.0 million, an increase of approximately $3.9 million from the three months ended September 30, 2011 primarily due to the increases in depreciation and amortization expense of (i) $0.4 million from our large market same store group, (ii) $0.4 million from our secondary market same store group, and (iii) $3.1 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation and amortization expense from our primary and secondary market same store groups resulted from asset additions made during the normal course of business.

During the three months ended September 30, 2012, we sold five properties for a net gain of $16.1 million.  We sold one property for a gain of $4.9 million in the three months ended September 30, 2011.

Acquisition expense for the three months ended September 30, 2012, was approximately $1.3 million, an increase of approximately $0.8 million from the three months ended September 30, 2011 primarily due to increased acquisition activity in the third quarter of 2012.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $17.1 million in the three months ended September 30, 2012 from the three months ended September 30, 2011.

Comparison of the Nine Month Period Ended September 30, 2012 to the Nine Month Period Ended September 30, 2011

Property revenues for the nine months ended September 30, 2012 were approximately $364.1 million, an increase of approximately $48.1 million from the nine months ended September 30, 2011 due to (i) a $9.0 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $4.2 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $34.9 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2012 were approximately $150.6 million, an increase of approximately $15.5 million from the nine months ended September 30, 2011 due primarily to increases in property operating expenses of (i) $2.3 million from our large market same store group, (ii) $0.8 million from our secondary market same store group, and (iii) $12.4 million million from our non-same store and other group, primarily as a result of acquisitions. Changes in property operating expenses for our large and secondary markets are caused by declining repair and maintenance and utility costs.

Depreciation and amortization expense for the nine months ended September 30, 2012 was approximately $92.7 million, an increase of approximately $11.6 million from the nine months ended September 30, 2011 primarily due to the increases in depreciation and amortization expense of (i) $0.7 million from our large market same store group, (ii) $1.1 million from our secondary market same store group, and (iii) $9.8 million from our non-same store and other group, mainly as a result of acquisitions. Increases in depreciation and amortization expense from our secondary market same store group resulted from asset additions made during the normal course of business.

During the nine months ended September 30, 2012, we sold eight properties for a net gain of $38.5 million, an increase of $33.6 million over the gain of $4.9 million in the nine months ended September 30, 2011. This gain was offset by a reduction in income from discontinued operations of $2.3 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

Acquisition expense for the nine months ended September 30, 2012 was approximately $1.6 million, a decrease of approximately $0.7 million compared to the nine months ended September 30, 2011 due to a correction of land acquisition costs during the first quarter of 2012.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $52.9 million in the nine months ended September 30, 2012 from the nine months ended September 30, 2011.

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

The following table is a reconciliation of FFO to net income attributable to MAA for the three and nine month periods ended September 30, 2012, and 2011 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to MAA	$30,866	$13,791	$82,916	$30,063
Depreciation and amortization of real estate assets	31,404	27,490	90,924	79,460
Net casualty loss and other settlement proceeds	22	286	24	692
Net casualty (gain) loss and other settlement proceeds of discontinued operations	(99)	—	(43)	7
Depreciation and amortization of real estate assets of discontinued operations	416	1,381	2,414	4,226
Gain on sales of discontinued operations	(16,092)	(4,927)	(38,474)	(4,927)
Depreciation and amortization of real estate assets of real estate joint ventures	442	567	1,437	1,708
Net income attributable to noncontrolling interests	1,212	660	3,702	1,223
Funds from operations	$48,171	$39,248	$142,900	$112,452

FFO for the three and nine month periods ended September 30, 2012 increased approximately $8.9 million and $30.4 million, respectively, from the three and nine month periods ended September 30, 2011 primarily as a result of the increases in property revenues of approximately $16.8 million and $48.1 million discussed above that were only partially offset by the $4.9 million and $15.5 million increase in property operating expenses, excluding depreciation and amortization.

Trends
During the three months ended September 30, 2012, rental demand for apartments continued to be strong as compared to the same period in 2011 and the prior quarter. Average same store physical occupancy for the quarter exceeded 96%, slightly higher than the second quarter of 2012, while same store average effective rent per unit continued to increase. Average same store effective rent per unit was up 5.2% over prior year and 1.7% over the second quarter of 2012. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit. In addition, the average price for both new leases and renewals signed trended up from the second quarter to the third quarter of 2012, indicating continuing strength in the rental market.
As mentioned above, the continued strength in pricing and occupancy through the three months ended September 30, 2012 is encouraging. Though, with new employment, one of the primary drivers of apartment demand, continuing to increase at a below average pace, we remain cautiously optimistic about apartment demand and pricing and maintain a favorable view about the long term prospects for apartment demand as measurable job growth returns.
An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We have found that a well diversified portfolio, including both large and select secondary markets, has tended to perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2012, we were invested in over 50 separate Sunbelt region markets, with 59% of our gross assets in large markets and 41% of our gross assets in select secondary markets.
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

Our focus through the first nine months of 2012 was increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. As mentioned above, through these efforts, effective rent per unit for the three months ended September 30, 2012 was positive on both a quarter over quarter and sequential quarter basis. At the same time, our average same store physical occupancy (large market same store and secondary market same store segments combined) for the three months ended September 30, 2012 remained relatively consistent (about thirty basis points lower) with the three months ended September 30, 2011 and improved (up about 10 basis points) from the three months ended June 30, 2012. With strong occupancy in place, we expect seasonality to have less of an impact on pricing as we move through the typically slower fall and winter leasing season.
Overall same store revenues increased 4.2% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of pricing performance. As expected, we were able to continue to achieve more robust revenue growth as rents continued their upward trend. Although an increase in development is expected, we believe the continued reduced availability of financing for new apartment construction will likely limit new apartment construction to levels well below pre-recession deliveries. Also, more sustainable credit terms for residential mortgages should work to favor rental demand at existing multifamily properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.
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
Throughout the three months ended September 30, 2012, we continued to have the benefit of lower interest rates resulting from a continued strong market for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation debt securities and various unsecured credit products. Short term interest rates continue to be at historically low levels, and as a result, we are forecasting a continuation of favorable interest rates in the near term with the expectation of rising rates as the economy improves.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $158.0 million for the nine months ended September 30, 2012 from $129.2 million for the nine months ended September 30, 2011. This increase is mainly a result of cash inflows from property operations induced by the $48.1 million increase in operating revenue for the nine months ended September 30, 2012 from the nine months ended September 30, 2011 being above the $15.5 million increase in property operating expenses, excluding depreciation and amortization and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $311.0 million during the nine months ended September 30, 2012 compared to $321.2 million during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we had $314.9 million in cash outflows for property acquisitions, compared to approximately $261.9 million in cash outflows for property acquisitions for the nine months ended September 30, 2011. We also had cash outflows of $37.0 million related to normal recurring capital expenditures for the nine months ended September 30, 2012 compared to $34.5 million for the nine months ended September 30, 2011. We also had cash outflows of $54.2 million related to development activities during the nine months ended September 30, 2012 compared to approximately $21.9 million for the nine months ended September 30, 2011.  In addition to acquisition costs and development costs, we had outflows of $11.1 million for renovations to existing real estate assets during the nine months ended September 30, 2012, compared to $9.6 million for the nine months ended September 30, 2011. We received approximately $97.1 million during the nine months ended September 30, 2012 primarily related to the disposition of eight properties during the period compared to $10.9 million for the nine months ended September 30, 2011. We received approximately $11.9 million during the nine months ended September 30, 2012 as distributions from our joint ventures compared to $1.2 million for the nine months ended September 30, 2011.

Net cash inflow for financing activities was approximately $109.1 million for the nine months ended September 30, 2012, compared to net cash inflow for financing activities of $170.3 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we received net proceeds of approximately $174.0 million primarily from the issuance of shares of common stock through our March 2, 2012 public offering and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to fund partially the pay down of our credit lines during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we received proceeds of approximately $170.5 million from the issuance of shares of common stock through our ATM and the optional cash purchase feature of our DRSPP. We currently have 600 shares remaining under our ATM program. We incurred approximately $24.2 million of debt in the nine months ended September 30, 2012 primarily due to new unsecured financing offset by cash outflows for the reduction in outstanding debt in the FNMA and FMAC credit facilities compared to incurring $88.0 million of debt in the nine months ended September 30, 2011.

The weighted average interest rate at September 30, 2012 for the $1.2 billion of secured debt outstanding was 3.9%, compared to the weighted average interest rate of 3.8% on $1.5 billion of secured debt outstanding at September 30, 2011.  The weighted average interest rate at September 30, 2012 for the $514.0 million of unsecured debt was 3.4% compared to the weighted average interest rate of 5.1% on $135 million of unsecured debt outstanding at September 30, 2011.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide credit facilities and bond placements. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by Key Bank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $150 million outstanding under this agreement at September 30, 2012. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of September 30, 2012, $121 million of the Notes have been funded and are included in our balance sheet with the remaining funds to be received during the fourth quarter.

Approximately 35% of our outstanding obligations at September 30, 2012 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $964.4 million, of which $638.2 million was collateralized and available to borrow at September 30, 2012. We had total borrowings outstanding under the FNMA Facilities of $605.2 million at September 30, 2012. Various traunches of the FNMA Facilities mature from 2012 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 12% of our outstanding obligations at September 30, 2012 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at September 30, 2012. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at September 30, 2012. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent one month or three month LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.32% below LIBOR.

We also maintain a $325.0 million unsecured credit facility with nine banks led by Key Bank. The Key Bank Credit Line bears an interest rate of one-month LIBOR plus a spread of 1.05% to 1.85% based on an investment pricing grid. This credit line expires in November 2015 with a one year extension option. At September 30, 2012, we had $323.8 million available to be borrowed under the Key Bank Credit Line agreement with $108.0 million borrowed under this facility. Approximately $1.2 million of the facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect. We believe we were in compliance with these covenants and conditions on usage at September 30, 2012.

The following schedule details the line limits, availability, outstanding balances and contract maturities of our various borrowings as of September 30, 2012 (dollars in thousands):

	Line Limit	Amount Collateralized and/or Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$964,429	$638,236	$605,236	5.9
Freddie Mac Credit Facilities	200,000	198,247	198,247	1.8
Other Secured Borrowings	388,775	388,775	388,775	6.8
Unsecured Credit Facility	325,000	323,827	108,000	3.1
Other Unsecured Borrowings	406,000	406,000	406,000	7.1
Total Debt	$2,284,204	$1,955,085	$1,706,258	5.7

As of September 30, 2012, we had entered into designated interest rate swaps totaling a notional amount of $576.8 million. To date, these swaps prove to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $256.4 million as of September 30, 2012. Four major banks provide approximately 95% of our derivative fair value, all of which have investment grade ratings from Moody’s and Standard & Poor's.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2012 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$832,575	4.0	5.0%
Tax-free - Fixed Rate or Swapped	17,800	—	4.4%
Conventional - Variable Rate - Capped (1) (2)	213,136	3.3	1.0%
Tax-free – Variable Rate - Capped (1)	72,715	3.1	1.0%
Total Fixed or Hedged Rate Maturity	$1,136,226	3.8	4.0%
Conventional - Variable Rate	56,032	0.2	0.8%
Total Secured Rate Maturity	$1,192,258	3.6	3.9%
UNSECURED DEBT
Fixed Rate or Swapped	$406,000	7.1	3.9%
Variable Rate	108,000	—	1.3%
Total Unsecured Rate Maturity	$514,000	5.6	3.4%
TOTAL DEBT RATE MATURITY	$1,706,258	4.2	3.7%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,542,226	4.7	4.0%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.

(2)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowings outstanding as of September 30, 2012 (in thousands):

	Credit Facility Amount Borrowed
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured (1)	Other Unsecured	Total
2012	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—
2014	153,721	198,247	—	16,494	—	368,462
2015	120,000	—	108,000	50,967	—	278,967
2016	80,000	—	—	—	—	80,000
2017	80,000	—	—	61,123	162,000	303,123
Thereafter	171,515	—	—	260,191	244,000	675,706
Total	$605,236	$198,247	$108,000	$388,775	$406,000	$1,706,258

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt along with our interest rate caps as of September 30, 2012 (dollars in thousands):

	Fixed	Interest	Total		Interest	Total
	Rate	Rate	Fixed Rate	Contract	Rate	Fixed or
	Debt	Swaps	Balances	Rate	Caps (1)	Hedged
2012	$—	$17,800	$17,800	4.4%	$—	$17,800
2013	—	190,000	190,000	5.2%	7,945	197,945
2014	16,494	144,000	160,494	5.7%	59,631	220,125
2015	35,768	75,000	110,768	5.6%	55,200	165,968
2016	—	—	—	—%	89,280	89,280
2017	123,123	150,000	273,123	2.7%	48,795	321,918
Thereafter	504,190	—	504,190	4.8%	25,000	529,190
Total	$679,575	$576,800	$1,256,375	4.6%	$285,851	$1,542,226

(1)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $803 million of our outstanding debt through credit facilities as of September 30, 2012.

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

For the nine months ended September 30, 2012, our net cash provided by operating activities was in excess of funding for recurring capital improvements, distributions to unitholders, and dividends paid on common shares by approximately $37.4 million. This compares to an excess of approximately $22.4 million for the nine months ended September 30, 2011. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of September 30, 2012 (dollars in thousands):

Contractual Obligations (1)	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt (2)	$1,148	$5,262	$372,271	$281,212	$84,219	$962,146	$1,706,258
Fixed Rate or Swapped Interest (3)	20,328	48,882	39,592	33,431	30,824	100,773	273,830
Purchase Obligations (4)	5,941	1,972	—	—	—	—	7,913
Operating Leases	3	9	9	7	6	6	40
Total	$27,420	$56,125	$411,872	$314,650	$115,049	$1,062,925	$1,988,041

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

(4)	Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2012, and 2011, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2012, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2012, Mid-America Multifamily Fund II, LLC, or Fund II, owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our 2011 Annual Report on Form 10-K filed on February 24, 2012.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2012. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in ASU 2011-04.  The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011.  We have adopted ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Real Estate Investments and Our Operations
Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2010 and 2011 and the first three quarters of 2012, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by increases in supply and deterioration in multifamily markets and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken.
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
Development and construction risks could impact our profitability
Currently, we have three development communities and a second phase to an existing community under construction totaling 1,220 units as of September 30, 2012. We have completed 632 units for the development projects as of September 30, 2012.  Our development and construction activities are subject to the following risks:

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

•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defects that are uninsured or exceed the limit of our insurance.
Risks Related to Our Indebtedness and Financing Activities
A change in United States government policy with regard to FNMA and Freddie Mac could seriously impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor's Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of September 30, 2012, 47% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2012 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.
Our financing could be impacted by negative capital market conditions

Over the past four years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. A large portion of apartment financing, and as of September 30, 2012, 47% of our outstanding debt, was borrowed through credit facilities provided by or credit-enhanced by FNMA and Freddie Mac, which are now under the conservatorship of the United States government, but for which, on February 11, 2011, the Obama Administration released a report to Congress which included options to gradually shrink and eventually shut down FNMA and Freddie Mac. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and prospects.

Various agency rate-based tranches of our credit facilities with FNMA and Freddie Mac mature from 2012 through 2018, and we anticipate that replacement financing, whether with FNMA, Freddie Mac, or other options in the financial markets, will be at a higher cost.
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
Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT
At September 30, 2012, we had total debt outstanding of $1.7 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 40% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of September 30, 2012, our ratio of net-debt to undepreciated book value was approximately 45%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.
Interest rate hedging may not be effective
We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for the majority of our outstanding debt as of September 30, 2012. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.
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
We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 95% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case all or a portion of the fair value of the swap or cap would be recorded to earnings, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.
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
Variable interest rates may adversely affect funds from operations
At September 30, 2012, effectively $164.0 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $964.4 million in secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200.0 million that is a variable rate facility. At September 30, 2012, a total of $803.5 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2012. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.
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
Preferred Stock
Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of September 30, 2012, no shares of preferred stock were issued and outstanding.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

MAA Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2012 - July 31, 2012	911	68.51	—	2,138,000
August 1, 2012 - August 31, 2012	2,186	66.62	—	2,138,000
September 1, 2012 - September 30, 2012	234	67.44	—	2,138,000

Total	3,331	67.19	—	2,138,000

(1)	Represents shares repurchased under ESOP plan

(2)	This number reflects the amount of shares that were available for purchase under our 4,000,000 share repurchase program authorized by our Board in 1999.

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2012 (Unaudited) and December 31, 2011 (unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	November 2, 2012	/s/Albert M. Campbell, III
Albert M. Campbell, III
On behalf of the registrant and as
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)