Form 10-K
period 2012-12-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2013-02-22
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012.
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,784,477,789, based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 4, 2013
Common Stock, $.01 par value per share	42,351,885 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2013 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Part III

PART I

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Mid-America Apartment Communities, Inc. considers this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•
inability to replace financing with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation should their investment in the multifamily industry decrease or cease to exist;

•	changes in interest rate levels, including that of variable rate debt, which are extensively used by us;

•	loss of hedge accounting treatment for interest rate swaps or interest rate caps;

•	the continuation of the good credit of our interest rate swap and cap providers;

•	inability to meet loan covenants;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;

•	inability to pay required distributions to maintain REIT status due to required debt payments;

•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;

•	imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year or foregone opportunities to ensure REIT status;

•	inability to attract and retain qualified personnel;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes; and

•	litigation and compliance costs associated with laws requiring access for disabled persons.

ITEM 1. BUSINESS

OVERVIEW

Founded in 1994, Mid-America Apartment Communities, Inc. is a Memphis, Tennessee-based self-administered and self-managed real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities in the Sunbelt region of the United States. As of December 31, 2012, we owned 100% of 160 properties representing 47,809 apartment units. Four properties include retail components with approximately 108,000 square feet of gross leasable area. As of December 31, 2012, we also had 33.33% ownership interests in Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, which owned two properties containing 626 apartment units and four properties containing 1,156 apartment units, respectively. These apartment communities were located across 13 states.

Our business is conducted principally through Mid-America Apartments, L.P., which we refer to as our Operating Partnership. We are the sole general partner of the Operating Partnership, holding 39,721,461 common units of partnership interest, or common units, comprising a 95.8% general partnership interest in the operating partnership as of December 31, 2012. Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the company,” or “MAA” refer collectively to Mid-America Apartment Communities, Inc. and its subsidiaries.

Our corporate offices are located at 6584 Poplar Avenue, Memphis, Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2012, we had 1,384 full-time employees and 62 part-time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

As of December 31, 2012, we owned or had an ownership interest in 166 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

A summary of segment operating results for 2012, 2011 and 2010 is included in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 13. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Annual Report on Form 10-K.

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

OPERATION STRATEGY

Our goal is to generate our return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	diversifying portfolio investments across both large and secondary markets;

•	providing management information and improved customer services through technology innovations;

•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rents in response to local market conditions and individual unit amenities;

•	developing new ancillary income programs aimed at offering new services to residents, including cable, on which we generate revenue;

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

•
improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to enhance or maintain market positions;

•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;

•	allocating additional capital, including capital for selective interior and exterior improvements;

•	compensating employees through performance-based compensation and stock ownership programs;

•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management's continued close contact with the market and employees;

•	selling or exchanging underperforming assets;

•	issuing or repurchasing shares of common or preferred stock when cost of capital and asset values permit;

•	acquiring and selectively developing properties; and

•	maintaining disciplined investment and capital allocation practices.

Decentralized Operational Structure

We operate in a decentralized manner. We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visitations. To maximize the amount of information shared between senior and executive management and the properties on a real time basis, we utilize a web-based property management system. The system contains property and accounting modules that allow for operating efficiencies, continued expense control, provide for various expanded revenue management practices, and improve the support provided to on-site property operations. We use a “yield management” pricing program that helps our property managers optimize rental revenues, and we also utilize purchase order and accounts payable software to provide improved controls and management information. We have also implemented revised utility billing processes, rolled out new web-sites, including a new resident portal facilitating communication with residents and enabling on-line payments of rents and fees, on-line lease applications and improved web-based marketing programs.

 Property and Asset Management Focus

We have traditionally emphasized property management, and over the past several years, we have deepened our asset management functions to provide additional support in marketing, training, ancillary income and revenue management. A majority of our property managers are Certified Apartment Managers, a designation established by the National Apartment Association, which provides training for on-site manager professionals. We also provide our own in-house leadership development program consisting of a three-module program followed by two comprehensive case studies, which was developed with the assistance of U.S. Learning, Inc.

ACQUISITION AND JOINT VENTURE STRATEGY

One of our growth strategies is to acquire and redevelop apartment communities for our wholly-owned portfolio that are diversified over both large and secondary markets throughout the Sunbelt region of the United States and that meet our investment criteria. We have extensive experience and research-based skills in the acquisition and repositioning of multifamily communities. In addition, we will acquire newly built and developed communities that can be purchased on a favorable pricing basis. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

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

As of December 31, 2012, for this strategy we were partners in three joint ventures: Mid-America Multifamily Fund I, LLC, or Fund I; Mid-America Multifamily Fund II, LLC, or Fund II; and Mid-America Multifamily Fund III, LLC, or Fund III. These joint ventures did not acquire any properties during 2012.

The following apartment communities were acquired for our wholly-owned portfolio during the year ended December 31, 2012:

Property	Location	Number of Units	Date Purchased
100% Owned Properties:
Adalay Bay	Chesapeake, VA	240	April 2, 2012
Legacy at Western Oaks	Austin, TX	479	April 5, 2012
Allure in Buckhead Village	Atlanta, GA	230	May 10, 2012
Allure at Brookwood	Atlanta, GA	349	July 23, 2012
Retreat at Lake Nona	Orlando, FL	394	August 20, 2012
The Haven at Blanco	San Antonio, TX	436	August 30, 2012
Market Station	Kansas City, MO	323	September 20, 2012
Village Oaks (1)	Temple Terrace (Tampa), FL	1	December 21, 2012
		2,452

(1)
On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums, and it is our intent to acquire these units if and when they become available and operate them as apartment rentals with the rest of the community. During the remainder of 2008, we acquired four of the remaining 19 units. We acquired an additional seven units in 2009, three units in 2010, and two units in 2011.

DISPOSITION STRATEGY

At 15 years weighted average age (based on gross asset values), we believe that we have one of the younger portfolios in the multifamily REIT sector and strive to maintain a well-conditioned portfolio of young assets, believing that continuous capital replacement and maintenance will lead to higher long-run returns on investment. From time-to-time, we dispose of mature assets, defined as those apartment communities that no longer meet our investment criteria and long-term strategic objectives, to ensure that our portfolio consists primarily of high quality, well-located properties within our market area. Typically, we select assets for disposition that do not meet our present investment criteria, including estimated future return on investment, location, market, potential for growth and capital needs. From time-to-time we also may dispose of assets for which we receive an offer meeting or exceeding our return on investment criteria even though those assets may not meet the disposition criteria disclosed above. During 2012, we disposed of nine properties totaling 2,254 units.

DEVELOPMENT AND REDEVELOPMENT STRATEGY

Periodically, we invest in limited expansion development projects through fee-based development agreements using fixed price or cost controlled construction contracts. These contracts can have variability to cover any project cost overruns that may occur. Some development agreements require that cost overruns are contractually shared with the developer up to a specified level, while other development agreements stipulate that cost overruns are the responsibility of the developer. In October 2010, we purchased land in Franklin (Nashville), Tennessee and entered into an agreement to develop a 428-unit apartment community on the site. Construction began in late 2010. As of December 31, 2012, all 428 units have been completed and were 77% leased up. During 2011, we also began developing a 210-unit phase II to the 1225 South Church apartments in Charlotte, North Carolina that were purchased in December 2010. As of December 31, 2012, no units have been delivered for 1225 South Church. We purchased land in Little Rock, Arkansas during 2011 and entered into a development agreement to develop a 312-unit apartment community on the site. All 312 units for the Little Rock development have been completed and delivered and were 77% leased up as of December 31, 2012. During 2012, we purchased 10.6 acres of land and began construction on a new 270-unit community located in the Charleston, South Carolina metropolitan area. As of December 31, 2012, no units have been delivered for the land in Charleston, South Carolina. During 2012, we also purchased 2.0 acres of land and began construction on a new 294-unit community located in Jacksonville, Florida. As of December 31, 2012, no units have been delivered. While we seek opportunistic new development investments offering attractive long-term investment returns, we do not currently intend to maintain a dedicated development staff or to expand into development in a significant way. We expect our investment in new development will remain a smaller component of overall growth as compared to growth through acquiring existing properties.

Beginning in 2005, we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and shared exterior amenities above and beyond routine capital upkeep in markets that we believe continue to have growth potential and can support the increased rent. During the year ended December 31, 2012, we renovated 3,236 units at an average rental rate that we believe was approximately 10% above the normal market rate increase.

CAPITAL STRUCTURE STRATEGY

We use a combination of debt and equity sources to fund our portfolio of assets, focused on producing low costs combined with a flexible capital structure. We focus on improving the net present value of our assets by generating cash flows from our portfolio of investments above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value. In the past, we have sold assets to fund share repurchases when, in management’s view, shareholder value would be enhanced.

At December 31, 2012, 37% of our total capitalization consisted of borrowings, including 26% under our secured borrowings and 11% under our unsecured credit facilities or unsecured senior notes. We currently intend to target our total debt to a range of approximately 43% to 48% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged. We may also issue new equity to maintain our debt within the target range. Covenants in our credit facilities limit our net-debt (total debt less cash on hand) to undepreciated book value to 60%. As of December 31, 2012, our ratio of net-debt to undepreciated book value was approximately 44%.

We continuously review opportunities for lowering our cost of capital and increasing net present value per share. We have received an investment grade rating from all three major rating agencies. These ratings support our plan to broaden our capital sources to include additional unsecured debt in order to take advantage of lower cost of capital in the public bond market. We evaluate opportunities to repurchase shares when we believe that our share price is below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We will also opportunistically seek to lower our cost of capital through issuing, refinancing or redeeming preferred stock.

We have entered into sales agreements to sell shares of our common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs, most recently with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. As of December 31, 2012, there were 578,015 shares remaining under the ATM program. At December 31, 2012, we were nearing the end of these agreements so on February 7, 2013 we terminated these programs. We anticipate entering into similar agreements in the near future.

The following are the issuances of common stock which have been made through these agreements through December 31, 2012:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price	Gross Proceeds	Gross Average Sales Price
2006	194,000	$11,481,292	$59.18	$11,705,010	$60.34
2007	323,700	$18,773,485	$58.00	$19,203,481	$59.32
2008	1,955,300	$103,588,759	$52.98	$105,554,860	$53.98
2009	763,000	$32,774,757	$42.96	$33,283,213	$43.62
2010	5,077,201	$274,576,677	$54.08	$278,468,323	$54.85
2011	3,303,273	$204,534,677	$61.92	$207,650,656	$62.86
2012	1,155,511	$75,863,040	$65.65	$77,019,121	$66.65
Total	12,771,985	$721,592,687	$56.50	$732,884,664	$57.38

We also have a direct stock purchase plan, which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2012, we issued a total of 729 shares through the optional cash purchase feature of our direct stock purchase plan, resulting in net proceeds of $48,000. On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jeffries & Company, Inc. acted as joint bookrunning managers. This transaction resulted in net proceeds of $120.1 million. No such issuances occurred during 2011 or 2010.

SHARE REPURCHASE PROGRAM

In 1999, our Board of Directors approved an increase in the number of shares of our common stock authorized to be repurchased to 4 million shares. As of December 31, 2012, we had repurchased a total of approximately 1.9 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to repurchase shares when we believe that shareholder value is enhanced. Factors affecting this determination include, among others, the share price, financing agreements and rates of return. No shares were repurchased from 2002 through 2012 under this plan.

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

ENVIRONMENTAL MATTERS

As part of the acquisition process, we obtain environmental studies on our apartment communities from various outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition community; however, no assurance can be given that the studies identify all significant environmental problems.

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

We are aware of environmental concerns specifically relating to potential issues resulting from mold in residential properties and have in place an active management and preventive maintenance program that includes procedures specifically related to mold. We have established a policy requiring residents to sign a mold addendum to lease. We also have a $5 million insurance policy that covers remediation and exposure to mold. Therefore, we believe that our exposure to this issue is mitigated appropriately.

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

Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the "For Investors" page under "SEC Filings and Reports". Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found on the "For Investors" page under "Corporate Overview and Governance Documents". Our website address is http://www.maac.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting our Investor Relations Department, 6584 Poplar Avenue, Memphis, TN 38138.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST (REIT)

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our shareholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our shareholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property. In 2012, we paid total distributions of $2.64 per common share to our shareholders, which was above the 90% REIT distribution requirement.

RECENT DEVELOPMENTS

Acquisitions

On February 1, 2013, we closed on the purchase of the 310-unit Milstead Village apartment community located in Kennesaw (Atlanta), Georgia. This property was previously a part of our Fund I Joint Venture.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of our common stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our common stock or debt securities.

RISKS RELATED TO OUR REAL ESTATE INVESTMENTS AND OUR OPERATIONS

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2012, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely effected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, could be adversely affected by increases in supply and deterioration in multifamily markets and is partially dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken, which would adversely effect our revenues.

Failure to generate sufficient cash flows could limit our ability to make payments on our debt and to pay distributions to shareholders

Our ability to generate sufficient cash flow to make payments on our debt and to pay distributions to our shareholders depends on our ability to generate funds from operations in excess of capital expenditure requirements and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors that are beyond our control. Such events or conditions could include:

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

At times, we rely on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program, including our existing property expansion developments. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to make payments on our debt and to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions to our shareholders or to meet our loan covenants and could have a material adverse effect on our stock price or the trading price of our debt securities.

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
Certain rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the continuing economic downturn. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees, taxes, or other costs on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.

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

We are dependent on key personnel

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of one or several of our key personnel could have an adverse effect on us.

New acquisitions may fail to perform as expected, and failure to integrate acquired communities and new personnel could create inefficiencies

We intend to actively acquire and improve multifamily communities for rental operations. We may underestimate the costs necessary to bring an acquired community up to standards established for our intended market position. Additionally, to grow successfully, we must be able to apply our experience in managing our existing portfolio of apartment communities to a larger number of properties. We must also be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our overall results of operations.

We may not be able to sell communities when appropriate

Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own seven communities, which are subject to restrictions on sale and are required to be exchanged through a 1031(b) tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service our debt and to make distributions to our shareholders.

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

It is unclear at this time if or how the SEC will transition from GAAP to IFRS. Switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion are uncertain.

We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that will be adopted. Until there is more certainty with respect to the IFRS standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse effect on our reported results of operations.

Losses from catastrophes may exceed our insurance coverage

We carry comprehensive liability and property insurance on our communities and intend to obtain similar coverage for communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace or rebuild a property after it has been damaged or destroyed.

Increasing real estate taxes and insurance costs may negatively impact operating results

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations, which are, in large part, outside of our control. If the costs associated with real estate taxes and insurance should significantly rise, our operating results could be negatively impacted, and our ability to service our debt and to make distributions to our shareholders could be adversely affected.

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

Property insurance limits may be inadequate, and deductibles may be significant in the event of a catastrophic loss or a series of major losses, which may cause a breach of loan covenants

We have a significant proportion of our assets in areas exposed to windstorms and to the New Madrid seismic zone. A major wind or earthquake loss, or series of losses, could require that we pay significant deductibles as well as additional amounts above the per occurrence limit of our insurance for these risks. We may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on our assets, financial condition, and results of operation.

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

Development and construction risks could impact our profitability

Currently, we have two development communities and a second phase to an existing community under construction totaling 774 units as of December 31, 2012. None of the units for the development projects have been completed as of December 31, 2012. Our development and construction activities are subject to the following risks:

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

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget or higher than expected concessions for lease up and lower rents than expected;

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

•
occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our financial goals for that community; and

•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defect that are uninsured or exceed the limit of our insurance.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING ACTIVITIES

A change in United States government policy with regard to FNMA and Freddie Mac could impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress that included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor’s Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of December 31, 2012, 48% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2013 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding, which may not be available on terms acceptable to us, or at all. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.

Our financing could be impacted by negative capital market conditions

Over the past several years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the CMBS, commercial paper, and equity capital markets. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and prospects.

A change in the value of our assets could cause us to experience a cash shortfall, to be in default of our loan covenants, or to incur a charge for the impairment of assets

We borrow on both a secured and unsecured basis. Certain of our debt agreements require us to post collateral and a significant reduction in the value of our assets could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse effect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.

Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT

At December 31, 2012, we had total debt outstanding of $1.67 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions to shareholders that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 43% to 48% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged. We may also issue new equity to maintain our debt within the target range. Covenants in our credit facilities limit our net-debt (total debt less cash on hand) to undepreciated book value to 60%. As of December 31, 2012, our ratio of net-debt to undepreciated book value was approximately 44%. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates to refinance maturing debt could adversely affect our financial condition and/or our funds from operations. We rely on our lenders for our debt financing and have agreements with the lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation annually. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.

Interest rate hedging may be ineffective

We rely on the financial markets to refinance debt maturities, and also rely on the Agencies, which provided credit or credit enhancement for a large portion of our outstanding debt as of December 31, 2012. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest which is based on the FNMA DMBS rate, and the Freddie Mac Reference Bill Rate.

The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 31 basis points below the associated LIBOR rate, but in the past 4 years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach of our debt covenants.

Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if we are in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 95% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case the value of the swap or cap would be recorded in earnings, possibly causing a substantial loss sufficient to cause a breach of our debt covenants.

One or more interest rate swap or cap counterparties could default, causing us significant financial exposure

We enter into interest rate swap and interest rate cap agreements only with counterparties that are highly rated (A or above by Standard & Poors, or Aa3 or above by Moody’s). We also try to diversify our risk amongst several counterparties. In the event one or more of these counterparties were to go into liquidation or to experience a significant rating downgrade, this could cause us to liquidate the interest rate swap or to lose the interest rate protection of an interest rate cap. Liquidation of an interest rate swap could cause us to be required to pay the swap counter party the net present value of the swap, which may represent a significant current period cash charge, possibly sufficient to cause us to breach our debt covenants.

Variable interest rates may adversely affect funds from operations

At December 31, 2012, effectively $79 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to service our debt and to pay distributions to shareholders. Our $884.2 million secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have credit facilities with Freddie Mac totaling $200.0 million that are variable rate facilities. At December 31, 2012, a total of $803.3 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at December 31, 2012. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps or alternate fixed financings are obtainable.

Issuances of additional debt or equity may adversely impact our financial condition

Our capital requirements depend on numerous factors, including the occupancy and turnover rates of our apartment communities, development and capital expenditures, costs of operations and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. Accordingly, we could become more leveraged, resulting in increased risk of default on our obligations and in increased debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future. If we issue additional equity securities to obtain additional financing, the interest of our existing shareholders could be diluted.

RISKS RELATED TO OUR ORGANIZATION AND OWNERSHIP OF OUR STOCK

Our ownership limit restricts the transferability of our capital stock

Our charter limits ownership of our capital stock by any single shareholder to 9.9% of all outstanding shares of our capital stock, both common and preferred, unless approved by our Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in our losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of our shares (by value). If you acquire shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares;

•	will consider the shares held in trust for our benefit; and

•	will either direct you to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, you will be paid a price equal to the lesser of:

◦	the principal price paid for the shares by the holder,

◦	a price per share equal to the market price (as determined in the manner set forth in our charter) of the applicable capital stock,

◦	the market price (as so determined) on the date such holder would, but for the restrictions on transfers set forth in our charter, be deemed to have acquired ownership of the shares and

◦
the maximum price allowed under Tennessee Greenmail Act (such price being the average of the highest and lowest closing market price for the shares during the 30 trading days preceding the purchase of such shares or, if the holder of such shares has commenced a tender offer or has announced an intention to seek control of us, during the 30 trading days preceding the commencement of such tender offer or the making of such announcement).

The redemption price may be paid, at our option, by delivering one common unit (subject to adjustment from time to time in the event of, among other things, stock splits, stock dividends, or recapitalizations affecting our common stock or certain mergers, consolidations or asset transfers by us) issued by our Operating Partnership for each Excess Share being redeemed.

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

Preferred Stock

Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. Our Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of December 31, 2012, no shares of preferred stock were issued and outstanding.

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

Although joint owners may have a right of first refusal to purchase the other owner’s interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.

Market interest rates and low trading volume may have an adverse effect on the market value of our common shares

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of our shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. This could cause the market price of our common shares to go down. In addition, although our common shares are listed on The New York Stock Exchange, or the NYSE, the daily trading volume of our shares may be lower than the trading volume for companies in other industries. As a result, our investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Changes in market conditions or a failure to meet the market’s expectations with regard to our results of operations and cash distributions could adversely affect the market price of our common shares

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common shares. In addition, we are subject to the risk that our cash flow will be insufficient to service our debt and to pay distributions to our shareholders. Our failure to meet the market’s expectations with regard to future results of operations and cash distributions would likely adversely affect the market price of our shares.

The stock markets, including the NYSE, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of our securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly and annual operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	inability to access the capital markets;

•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the issuance or sale of additional shares of our common stock, or the perception that such sales may occur, including under our at-the-market controlled equity offering programs;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities, including securities issued by other real estate companies;

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

RISKS RELATED TO TAX LAWS

Failure to qualify as a REIT would cause us to be taxed as a corporation

If we failed to qualify as a REIT for federal income tax purposes, we would be taxed as a corporation. The Internal Revenue Service may challenge our qualification as a REIT for prior years, and new legislation, regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification. For any taxable year that we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at corporate rates, plus any applicable alternative minimum tax. In addition, unless entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our cash available for investment or to service our debt or to make distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions would no longer qualify for the dividends paid deduction nor be required to be made in order to preserve REIT status. We might be required to borrow funds or to liquidate some of our investments to pay any applicable tax resulting from our failure to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 69% of our apartment units are located in Georgia, Florida, Tennessee, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2012:

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2012 (19)	Average Occupancy Percent at December 31, 2012 (20)	Monthly Effective Rent per Unit at December 31, 2012 (21)	Encumbrances at December 31, 2012
											Mort-gage /Bond Principal (000's)		Inter-est Rate		Maturity Date
Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
100% Owned
Birchall at Ross Bridge	Birmingham, AL	2009	2011	(24)	240	283,680	1,182	$1,252.58	85.83%	$1,239.16	$—
Eagle Ridge	Birmingham, AL	1986	1998	(23)	200	181,600	908	$744.84	97.00%	$741.79	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	1987	1998	(23)	152	162,792	1,071	$650.31	93.42%	$621.35	$—	(1)		(1)		(1)
Paddock Club Huntsville	Huntsville, AL	1993	1997	(23)	392	441,000	1,125	$755.89	92.86%	$746.08	$—
Paddock Club Montgomery	Montgomery, AL	1999	1998	(23)	208	246,272	1,184	$776.46	97.12%	$775.98	$—	(1)		(1)		(1)
					1,192	1,315,344	1,103	$844.17	92.95%	$833.95

Calais Forest	Little Rock, AR	1987	1994	(23)	260	195,000	750	$742.40	98.08%	$741.44	$—	(1)		(1)		(1)
Napa Valley	Little Rock, AR	1984	1996	(23)	240	183,120	763	$679.63	95.83%	$679.63	$—	(1)		(1)		(1)
Palisades at Chenal Valley	Little Rock, AR	2006	2011	(24)	248	319,672	1,289	$1,113.18	93.95%	$1,113.18	$—
The Ridge at Chenal Valley	Little Rock, AR	2012	2011	(24)	312	340,080	1,090	$1,026.64	77.24%	$1,005.19	$—
Westside Creek I & II	Little Rock, AR	1985	1997	(23)	308	304,612	989	$764.73	94.81%	$764.73	$—	(1)		(1)		(1)
					1,368	1,342,484	981	$868.46	91.45%	$863.38
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	(22)	312	299,208	959	$855.19	95.19%	$845.48	$—
Sky View Ranch	Gilbert, AZ	2007	2009	(22)	232	225,272	971	$848.14	96.12%	$842.97	$—
Talus Ranch	Phoenix, AZ	2005	2006	(22)	480	437,280	911	$722.54	95.42%	$714.42	$—
					1,024	961,760	939	$791.41	95.51%	$783.48
Tiffany Oaks	Altamonte Springs, FL	1985	1996	(22)	288	232,704	808	$780.26	93.75%	$775.28	$—	(1)		(1)		(1)
Marsh Oaks	Atlantic Beach, FL	1986	1995	(22)	120	93,240	777	$702.23	100.00%	$702.23	$—
Indigo Point	Brandon, FL	1989	2000	(23)	240	194,640	811	$825.90	95.42%	$813.65	$—	(1)		(1)		(1)
Paddock Club Brandon	Brandon, FL	1998	1997	(22)	440	528,440	1,201	$957.56	92.95%	$955.70	$—
Preserve at Coral Square	Coral Springs, FL	1996	2004	(23)	480	570,720	1,189	$1,384.04	93.75%	$1,375.89	$—	(4)		(4)		(4)
Anatole	Daytona Beach, FL	1986	1995	(23)	208	150,384	723	$703.65	96.63%	$695.23	$6,967	(7)	1.048%	(7)	10/15/2032	(7)
Paddock Club Gainesville	Gainesville, FL	1999	1998	(23)	264	326,304	1,236	$915.02	91.29%	$885.91	$—
The Retreat at Magnolia Parke	Gainesville, FL	2009	2011	(24)	204	206,244	1,011	$970.44	95.59%	$961.15	$—
Atlantic Crossing	Jacksonville, FL	2008	2011	(24)	200	248,200	1,241	$1,157.79	92.00%	$1,135.12	$—
Cooper's Hawk	Jacksonville, FL	1987	1995	(22)	208	218,400	1,050	$832.70	97.60%	$829.83	$—
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	(22)	336	295,008	878	$816.92	97.32%	$812.89	$—
Lakeside	Jacksonville, FL	1985	1996	(22)	416	346,112	832	$728.75	96.39%	$727.84	$—
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	(22)	501	556,110	1,110	$909.13	97.41%	$907.04	$—	(1)		(1)		(1)
Paddock Club Jacksonville	Jacksonville, FL	1993	1997	(22)	440	478,720	1,088	$834.31	95.00%	$819.84	$—
Paddock Club Mandarin	Jacksonville, FL	1998	1998	(22)	288	334,656	1,162	$907.23	95.83%	$904.45	$—
St. Augustine I	Jacksonville, FL	1987	1995	(22)	400	319,600	799	$710.02	97.50%	$704.83	$13,235	(17)(18)		(17)(18)		(17)(18)
St. Augustine II	Jacksonville, FL	2008	1995	(22)	124	118,544	956	$916.80	97.58%	$902.67	$—	(1)		(1)		(1)
Tattersall at Tapestry Park	Jacksonville, FL	2009	2011	(24)	279	307,458	1,102	$1,240.52	97.85%	$1,237.95	$—
Woodbridge at the Lake	Jacksonville, FL	1985	1994	(22)	188	166,004	883	$720.42	95.21%	$719.93	$—
Woodhollow	Jacksonville, FL	1986	1997	(22)	450	379,350	843	$726.75	94.44%	$723.99	$—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	1989	1997	(23)	464	502,048	1,082	$746.51	94.40%	$741.02	$—	(1)		(1)		(1)
Savannahs at James Landing	Melbourne, FL	1990	1995	(23)	256	243,200	950	$738.82	97.27%	$737.07	$—
Paddock Park Ocala	Ocala, FL	1987	1997	(23)	480	493,440	1,028	$691.48	95.42%	$687.36	$6,772	(3)		(3)		(3)
Retreat at Lake Nona	Orlando, FL	2006	2012	(24)	394	421,186	1,069	$1,008.53	95.18%	$1,007.75	$—
The Club at Panama Beach	Panama City, FL	2000	1998	(23)	254	283,718	1,117	$928.93	96.06%	$913.65	$—
Paddock Club Tallahassee	Tallahassee, FL	1992	1997	(23)	304	329,536	1,084	$837.06	95.72%	$828.58	$—
Belmere	Tampa, FL	1984	1994	(22)	210	202,440	964	$839.37	94.76%	$832.88	$—	(1)		(1)		(1)
Links at Carrollwood	Tampa, FL	1980	1998	(22)	230	213,210	927	$891.14	99.13%	$890.22	$—
Village Oaks	Tampa, FL	2005	2008	(24)	234	279,864	1,196	$1,086.18	95.30%	$1,066.18	$—
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	(22)	432	461,808	1,069	$987.65	93.75%	$985.44	$30,114		4.430%		10/1/2020
					9,332	9,501,288	1,018	$886.04	95.48%	$879.58

High Ridge	Athens, GA	1987	1997	(23)	160	186,560	1,166	$731.54	99.38%	$731.54	$—	(1)		(1)		(1)
Allure at Brookwood	Atlanta, GA	2008	2012	(24)	349	344,463	987	$1,312.10	91.98%	$1,289.49	$—
Allure in Buckhead Village	Atlanta, GA	2002	2012	(24)	230	225,170	979	$1,129.18	95.65%	$1,110.04	$—
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	(22)	250	287,500	1,150	$1,372.51	98.80%	$1,370.71	$23,500		6.210%		11/5/2015
Bradford Pointe	Augusta, GA	1986	1997	(23)	192	156,288	814	$714.25	94.27%	$704.12	$—
Shenandoah Ridge	Augusta, GA	1982	1994	(23)	272	222,768	819	$627.20	94.49%	$621.29	$—	(1)		(1)		(1)
Westbury Creek	Augusta, GA	1984	1997	(23)	120	107,160	893	$650.54	98.33%	$650.54	$3,480	(12)		(12)	5/15/2033	(12)
Fountain Lake	Brunswick, GA	1983	1997	(23)	113	128,820	1,140	$764.78	89.38%	$757.90
Whisperwood	Columbus, GA	1986	1997	(23)	1,008	1,188,432	1,179	$836.19	93.25%	$820.31	$—	(1)		(1)		(1)
Willow Creek	Columbus, GA	1974	1997	(23)	285	246,810	866	$599.06	97.19%	$576.50	$—
Terraces at Fieldstone	Conyers, GA	1999	1998	(22)	316	375,092	1,187	$817.70	94.94%	$815.72	$—	(1)		(1)		(1)
Prescott	Duluth, GA	2001	2004	(22)	384	411,648	1,072	$825.64	95.57%	$823.03	$—	(5)		(5)		(5)
Lanier	Gainesville, GA	1998	2005	(22)	344	396,288	1,152	$821.67	92.44%	$797.42	$16,312		5.300%		3/1/2014
Lake Club	Gainesville, GA	2001	2005	(22)	313	359,950	1,150	$777.63	83.07%	$738.16	$—	(5)		(5)		(5)
Whispering Pines	LaGrange, GA	1983	1997	(23)	216	222,480	1,030	$640.52	98.15%	$640.52	$—
Austin Chase	Macon, GA	1996	1997	(23)	256	293,120	1,145	$769.80	98.44%	$751.01	$—
The Vistas	Macon, GA	1985	1997	(23)	144	153,792	1,068	$667.51	95.14%	$661.76	$—
Avala at Savannah Quarters	Savannah, GA	2009	2011	(24)	256	278,016	1,086	$948.67	86.72%	$939.32	$—
Georgetown Grove	Savannah, GA	1997	1998	(23)	220	239,800	1,090	$875.90	91.82%	$866.92	$—	(4)		(4)		(4)
Oaks at Wilmington Island	Savannah, GA	1999	2006	(23)	306	333,846	1,091	$960.49	97.06%	$954.32	$—	(4)		(4)		(4)
Wildwood	Thomasville, GA	1982	1997	(23)	216	225,072	1,042	$647.18	100.00%	$646.23	$—
Three Oaks	Valdosta, GA	1984	1997	(23)	240	253,200	1,055	$676.47	97.08%	$676.39	$—
Huntington Chase	Warner Robins, GA	1997	2000	(23)	200	221,400	1,107	$782.81	99.50%	$740.97	$—	(4)		(4)		(4)
Southland Station	Warner Robins, GA	1988	1997	(23)	304	355,984	1,171	$730.19	100.00%	$714.82	$—
Terraces at Townelake	Woodstock, GA	1999	1998	(22)	502	568,264	1,132	$776.61	92.03%	$769.80	$—	(1)		(1)		(1)
					7,196	7,781,923	1,081	$833.34	94.52%	$820.77
Fairways at Hartland	Bowling Green, KY	1996	1997	(23)	240	251,040	1,046	$808.98	94.17%	$807.32	$—
Grand Reserve Lexington	Lexington, KY	2000	1999	(23)	370	432,900	1,170	$961.44	90.54%	$957.38	$—	(1)		(1)		(1)
Lakepointe	Lexington, KY	1986	1994	(23)	118	90,742	769	$663.78	94.92%	$650.26	$—	(1)		(1)		(1)
Mansion, The	Lexington, KY	1989	1994	(23)	184	138,736	754	$690.84	96.74%	$690.29	$—	(1)		(1)		(1)
Village, The	Lexington, KY	1989	1994	(23)	252	182,700	725	$674.39	94.84%	$674.21	$—	(1)		(1)		(1)
Stonemill Village	Louisville, KY	1985	1994	(23)	384	324,864	846	$742.45	96.88%	$737.73	$—
					1,548	1,420,982	918	$781.90	94.44%	$778.37
Crosswinds	Jackson, MS	1989	1996	(23)	360	443,160	1,231	$784.65	96.67%	$767.15	$—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	1985	1994	(23)	389	337,263	867	$796.91	93.83%	$792.25	$—	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	1986	1988	(23)	296	248,344	839	$813.30	95.61%	$812.62	$5,854	(8)	0.908%	(8)	5/15/2031	(8)
Lakeshore Landing	Ridgeland, MS	1974	1994	(23)	196	174,244	889	$722.58	94.39%	$711.40	$—	(1)		(1)		(1)
Savannah Creek	Southaven, MS	1989	1996	(23)	204	237,252	1,163	$825.73	98.53%	$816.02	$—	(1)		(1)		(1)
Sutton Place	Southaven, MS	1991	1996	(23)	253	268,180	1,060	$774.79	96.84%	$762.76	$—	(1)		(1)		(1)
					1,698	1,708,443	1,006	$788.76	95.82%	$779.61
Market Station	Kansas City, MO	2010	2012	(24)	323	314,925	975	$1,221.61	92.88%	$1,212.76	$—
					323	314,925	975	$1,221.61	92.88%	$1,212.76
Hermitage at Beechtree	Cary, NC	1988	1997	(22)	194	169,750	875	$783.14	95.88%	$775.82	$—	(1)		(1)		(1)
Waterford Forest	Cary, NC	1996	2005	(22)	384	377,472	983	$755.88	96.35%	$754.86	$—	(5)		(5)		(5)
1225 South Church	Charlotte, NC	2010	2010	(24)	196	162,680	830	$2,096.44	96.43%	$1,207.47	$—
Hue	Raleigh, NC	2009	2010	(24)	208	185,744	893	$1,362.37	95.19%	$1,357.83	$—

The Preserve at Brier Creek	Raleigh, NC	2004	2006	(22)	450	519,300	1,154	$978.07	95.56%	$971.63	$—
Providence at Brier Creek	Raleigh, NC	2007	2008	(22)	313	297,037	949	$870.01	96.81%	$868.97	$—
Corners, The	Winston-Salem, NC	1982	1993	(23)	240	173,520	723	$599.40	96.25%	$598.15	$—
					1,985	1,885,503	950	$1,003.91	96.07%	$912.97
Colony at South Park	Aiken, SC	1982	1997	(23)	184	174,800	950	$768.23	93.48%	$753.68	$—	(1)		(1)		(1)
Woodwinds	Aiken, SC	1988	1997	(23)	144	165,168	1,147	$763.04	93.75%	$756.83	$—	(1)		(1)		(1)
Tanglewood	Anderson, SC	1980	1994	(23)	168	146,664	873	$619.11	98.21%	$619.11	$—
Fairways, The	Columbia, SC	1992	1994	(23)	240	213,840	891	$700.59	92.50%	$700.18	$7,701	(9)	0.938%	(9)	5/15/2031	(9)
Paddock Club Columbia	Columbia, SC	1991	1997	(23)	336	378,672	1,127	$789.82	94.35%	$783.68	$—	(1)		(1)		(1)
Highland Ridge	Greenville, SC	1984	1995	(23)	168	134,904	803	$580.47	94.05%	$575.82	$—	(1)		(1)		(1)
Howell Commons	Greenville, SC	1987	1997	(23)	348	275,616	792	$620.84	93.68%	$620.93	$—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	1996	1997	(23)	208	231,504	1,113	$753.75	96.63%	$749.76	$—	(1)		(1)		(1)
Park Haywood	Greenville, SC	1983	1993	(23)	208	158,704	763	$626.77	96.15%	$625.62	$—	(1)		(1)		(1)
Spring Creek	Greenville, SC	1985	1995	(23)	208	179,504	863	$655.10	95.19%	$653.66	$—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	1988	1995	(23)	208	177,840	855	$1,086.69	96.63%	$1,086.69	$8,365	(6) (18)	0.908%	(6) (18)	11/15/2035	(6) (18)
535 Brookwood	Simpsonville, SC	2008	2010	(23)	256	254,464	994	$884.59	93.75%	$881.03	$13,657		4.430%		10/1/2020
Park Place	Spartanburg, SC	1987	1997	(23)	184	195,224	1,061	$688.19	94.02%	$673.47	$—	(1)		(1)		(1)
Farmington Village	Summerville, SC	2007	2007	(23)	280	309,120	1,104	$945.83	95.71%	$944.01	$15,200		3.620%		12/10/2015
					3,140	2,996,024	954	$754.68	94.78%	$750.86
Hamilton Pointe	Chattanooga, TN	1989	1992	(23)	361	256,310	710	$657.85	95.29%	$657.29	$—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	1987	1988	(23)	300	260,400	868	$658.66	94.33%	$655.83	$—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	1986	1991	(23)	108	98,712	914	$774.87	96.30%	$774.87	$—	(1)		(1)		(1)
Windridge	Chattanooga, TN	1984	1997	(23)	174	238,728	1,372	$994.74	91.95%	$991.29	$5,465	(13)		(13)	5/15/2033	(13)
Bradford Chase	Jackson, TN	1987	1994	(23)	148	121,360	820	$667.04	97.97%	$655.49	$—	(1)		(1)		(1)
Oaks, The	Jackson, TN	1978	1993	(23)	100	87,500	875	$617.41	96.00%	$617.41	$—	(1)		(1)		(1)
Post House Jackson	Jackson, TN	1987	1989	(23)	150	161,700	1,078	$715.26	93.33%	$713.80	$5,071	(25)	0.908%	(25)	10/15/2032	(25)
Post House North	Jackson, TN	1987	1989	(23)	145	141,375	975	$688.31	95.17%	$685.01	$3,360	(10)	0.908%	(10)	5/15/2031	(10)
Woods at Post House	Jackson, TN	1997	1995	(23)	122	118,706	973	$709.48	95.08%	$707.48	$4,476		6.070%		9/1/2035
Greenbrook	Memphis, TN	1978	1988	(23)	1,037	944,707	911	$646.51	96.43%	$640.64	$28,394		4.110%		9/1/2017
Kirby Station	Memphis, TN	1978	1994	(23)	371	309,043	833	$786.66	95.96%	$786.17	$—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	1992	1994	(23)	618	540,132	874	$760.87	95.79%	$758.46	$—	(1)		(1)		(1)
Park Estate	Memphis, TN	1974	1977	(23)	82	106,764	1,302	$1,077.76	97.56%	$1,077.18	$—
Reserve at Dexter Lake	Memphis, TN	2000	1998	(23)	740	807,340	1,091	$881.89	95.54%	$881.27	$—
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	(22)	240	281,760	1,174	$945.02	90.83%	$941.75	$—
Aventura at Indian Lake Village	Nashville, TN	2010	2011	(24)	300	291,000	970	$1,014.13	94.33%	$1,008.19	$—
Avondale at Kennesaw	Nashville, TN	2008	2010	(22)	288	283,392	984	$917.94	93.06%	$912.18	$18,821		4.430%		10/1/2020
Brentwood Downs	Nashville, TN	1986	1994	(22)	286	220,220	770	$867.88	98.95%	$863.63	$—
Grand View Nashville	Nashville, TN	2001	1999	(22)	433	523,497	1,209	$1,014.17	91.69%	$992.87	$—
Monthaven Park	Nashville, TN	2000	2004	(22)	456	427,728	938	$873.62	94.74%	$868.83	$—
Park at Hermitage	Nashville, TN	1987	1995	(22)	440	392,480	892	$696.09	96.59%	$695.75	$6,645	(14)(18)	0.908%	(14)(18)	2/15/2034	(14)(18)
Venue at Cool Springs	Nashville, TN	2012	2010	(24)	428	457,960	1,070	$1,423.84	76.64%	$1,422.55	$—
Verandas at Sam Ridley	Nashville, TN	2009	2010	(22)	336	391,104	1,164	$926.07	98.81%	$926.07	$23,165		4.430%		10/1/2020
					7,663	7,461,918	974	$838.76	94.31%	$834.83
Northwood	Arlington, TX	1980	1998	(22)	270	224,100	830	$663.28	97.04%	$655.64	$—

Balcones Woods	Austin, TX	1983	1997	(22)	384	313,728	817	$833.44	96.09%	$832.79	$—
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	(22)	210	194,460	926	$1,076.93	93.33%	$1,075.61	$—	(4)		(4)		(4)
Legacy at Western Oaks	Austin, TX	2002	2009	(24)	479	467,504	976	$1,115.78	96.03%	$1,115.78	$32,461		3.510%		2/1/2017
Silverado	Austin, TX	2003	2006	(22)	312	303,264	972	$931.81	96.79%	$931.32	$—	(4)		(4)		(4)
Stassney Woods	Austin, TX	1985	1995	(22)	288	248,832	864	$771.99	98.96%	$769.39	$4,050	(15)(18)	0.908%	(15)(18)	2/15/2034	(15)(18)
Travis Station	Austin, TX	1987	1995	(22)	304	244,720	805	$673.68	94.08%	$663.51	$3,585	(16)(18)	0.908%	(16)(18)	2/15/2034	(16)(18)
Woods, The	Austin, TX	1977	1997	(22)	278	214,060	770	$1,108.35	95.68%	$1,105.65	$—
Courtyards at Campbell,	Dallas, TX	1986	1998	(22)	232	168,664	727	$739.42	98.28%	$739.07	$—
Deer Run	Dallas, TX	1985	1998	(22)	304	206,720	680	$644.73	96.38%	$644.73	$—
Grand Courtyard	Dallas, TX	2000	2006	(22)	390	343,980	882	$904.54	93.59%	$901.15	$—	(4)		(4)		(4)
Legends at Lowe's Farm	Dallas, TX	2008	2011	(24)	456	425,904	934	$1,036.11	94.96%	$1,034.46	$—
Watermark	Dallas, TX	2002	2004	(22)	240	205,200	855	$883.98	95.42%	$879.03	$—	(5)		(5)		(5)
La Valencia at Starwood	Frisco, TX	2009	2010	(22)	270	267,840	992	$1,169.54	95.56%	$1,169.54	$22,085		4.590%		3/10/2018
Legacy Pines	Houston, TX	2000	2003	(22)	308	283,360	920	$938.34	96.75%	$936.72	$—	(5)		(5)		(5)
Park Place (Houston)	Houston, TX	1996	2007	(22)	229	207,016	904	$1,003.34	99.13%	$998.71	$—
Ranchstone	Houston, TX	1996	2007	(22)	220	193,160	878	$904.73	94.55%	$889.42	$—	(4)		(4)		(4)
Reserve at Woodwind Lakes	Houston, TX	1999	2006	(22)	328	316,192	964	$858.96	96.34%	$851.80	$12,077		5.930%		6/15/2015
Cascade at Fall Creek	Humble, TX	2007	2008	(22)	246	227,796	926	$959.69	92.68%	$948.86	$—
Chalet at Fall Creek	Humble, TX	2006	2007	(22)	268	260,228	971	$936.72	91.04%	$923.98	$—	(4)		(4)		(4)
Bella Casita at Las Colinas	Irving, TX	2007	2010	(22)	268	258,352	964	$1,084.09	97.01%	$1,079.64	$—	(5)		(5)		(5)
Lane at Towne Crossing	Mesquite, TX	1983	1994	(22)	384	277,632	723	$646.24	94.53%	$636.42	$—
Times Square at Craig Ranch	McKinney, TX	2009	2010	(24)	313	320,512	1,024	$1,120.45	93.93%	$1,118.42	$—
Highwood	Plano, TX	1983	1998	(22)	196	156,212	797	$838.45	93.88%	$838.45	$—	(1)		(1)		(1)
Los Rios Park	Plano, TX	2000	2003	(22)	498	470,112	944	$902.76	95.78%	$898.30	$—
Boulder Ridge	Roanoke, TX	1999	2005	(22)	494	442,624	896	$928.12	94.53%	$904.79	$—
Copper Ridge	Roanoke, TX	2009	2008	(22)	245	229,810	938	$1,045.57	97.96%	$1,029.68	$—
Alamo Ranch	San Antonio, TX	2009	2011	(24)	340	270,640	796	$905.29	88.53%	$887.65	$—
Haven at Blanco	San Antonio, TX	2010	2012	(24)	436	463,468	1,063	$1,103.16	93.58%	$1,099.28	$—
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	(23)	400	334,400	836	$923.71	96.75%	$919.46	$19,319		5.490%		3/1/2020
Cypresswood Court	Spring, TX	1984	1994	(22)	208	160,576	772	$691.72	96.63%	$686.97	$—	(5)		(5)		(5)
Villages at Kirkwood	Stafford, TX	1996	2004	(22)	274	244,682	893	$925.16	92.70%	$924.25	$—	(4)		(4)		(4)
Green Tree Place	Woodlands, TX	1984	1994	(22)	200	152,200	761	$767.13	96.00%	$767.13	$—	(5)		(5)		(5)
					10,272	9,097,948	886	$917.07	95.22%	$911.43
Adalay Bay	Chesapeake, VA	2002	2012	(24)	240	246,240	1,026	$1,242.53	95.42%	$1,242.53	$—
Seasons at Celebrate Virginia	Fredericksburg, VA	2011	2011	(24)	232	233,160	1,005	$1,364.45	93.97%	$1,363.63	$—
Township	Hampton, VA	1987	1995	(23)	296	248,048	838	$932.00	96.28%	$930.15	$10,748	(11)	1.048%	(11)	10/15/2032	(11)
Hamptons at Hunton Park	Richmond, VA	2003	2011	(24)	300	309,600	1,032	$1,232.06	92.00%	$1,227.00	$—
					1,068	1,037,048	971	$1,180.01	94.38%	$1,177.90
					47,809	46,825,590	979	$871.90	94.83%	$861.76	$350,879

Milstead Village	Kennesaw, GA	1998	2008	(24)	310	356,190	1,149	$929.33	96.45%	$921.95	$21,076

Greenwood Forest	Houston, TX	1994	2008	(24)	316	310,944	984	$887.49	92.72%	$875.14	$18,252
Ansley Village	Macon, GA	2007	2009	(24)	294	324,282	1,103	$791.13	92.52%	$783.68	$15,891
Grand Cypress	Cypress, TX	2008	2010	(24)	312	280,488	899	$1,019.23	97.44%	$1,019.23	$16,969
Venue at Stonebridge Ranch	McKinney, TX	2000	2010	(24)	250	214,000	856	$889.47	97.60%	$889.47	$12,289
Verandas at Southwood	Tallahassee, FL	2003	2011	(24)	300	341,700	1,139	$980.63	95.67%	$936.76	$21,604
					1,782	1,827,604	1,026	$917.89	95.34%	$905.81	$106,081
					49,591	48,653,194	981	$873.55	94.85%	$863.34	$456,960

(1)
Encumbered by a $691.8 million FNMA facility, with $495.8 million available and $495.8 million outstanding with a variable interest rate of 1.22% on which there exists in combination with the FNMA facility mentioned in note (2) nine interest rate swap agreements totaling $275 million at an average rate of 5.45% and six interest rate caps totalling $165 million at an average rate of 4.58% at December 31, 2012.

(2)
Encumbered by a $83.2 million FNMA facility, with $0 million available and $0 outstanding with a variable interest rate of 0.00% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2012.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2017.

(4)
Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.72% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.51% and a $15 million interest rate cap of 5% at December 31, 2012.

(5)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(6)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.

(7)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate cap of 6.00% and maturing on October 15, 2017.

(8)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2017.

(9)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2017.

(10)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2017.

(11)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate cap of 6.00% and maturing on October 15, 2017.

(12)
Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.128% and $3.0 million with a variable rate of 0.908% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

(13)
Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.128% and $5.0 million with a variable rate of 0.908% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

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

(18)
Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.84% on which there exists a $11.7 million interest rate cap of 5.00% which terminates on March 1, 2014, and a $6.2 million interest rate cap of 4.50% which terminates on March 1, 2014.

(19)
Monthly average rent per unit represents the average of gross monthly rent amounts charged for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. This information is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(20)
Average Occupancy is calculated by dividing the number of units occupied at each property by the total number of units at each property. Two properties, Ridge at Chenal Valley and Venue at Cool Springs, are in lease-up .

(21)
Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property’s local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2012 were $3.1 million. As of December 31, 2012 approximately 12.0% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(22)	Large market same store reportable segment.

(23)	Secondary market same store reportable segment.

(24)	Non-same store reportable segment.

(25)	Encumbered by $5.1 million in bonds on which there exists a $5.1 million interest rate cap of 4.50% which terminates on March 1, 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed and traded on the NYSE under the symbol “MAA” since our initial public offering in February 1994. On February 4, 2013, the reported last sale price of our common stock on the NYSE was $65.81 per share, and there were approximately 1,515 holders of record of the common stock. We believe we have a significantly larger number of beneficial owners of our common stock. The following table sets forth the quarterly high and low intra-day sales prices of our common stock and the dividends declared by us with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2012:
First Quarter	$67.11	$57.96	$0.6600	$0.6600
Second Quarter	$70.22	$64.67	$0.6600	$0.6600
Third Quarter	$70.21	$64.81	$0.6600	$0.6600
Fourth Quarter	$66.68	$60.38	$0.6600	$0.6950	(1)

2011:
First Quarter	$65.00	$60.41	$0.6275	$0.6275
Second Quarter	$68.62	$62.12	$0.6275	$0.6275
Third Quarter	$73.36	$57.04	$0.6275	$0.6275
Fourth Quarter	$63.62	$55.10	$0.6275	$0.6600

(1) Generally, our Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.695 per share declared in the fourth quarter of 2012 was paid on January 31, 2013 to shareholders of record on January 15, 2013.

Our quarterly dividend rate is currently $0.695 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by us will be affected by a number of factors, including, but not limited to, the gross revenues received from the apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

In 2010, we issued a total of 568,323 shares through our DRSPP and offered an average discount of 2.0% for optional cash purchases. In 2011, we issued a total of 509,116 shares through our DRSPP and offered an average discount of 2.0% for optional cash purchases. In 2012, we issued a total of 14,260 shares through our DRSPP and did not offer a discount for optional cash purchases.

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2012.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	—	$—	312,015

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	$—	312,015

(1)
Columns (a) and (b) above do not include 33,675 shares of restricted stock that are subject to vesting requirements which were issued through our 2004 Stock Plan or 88,893 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

(2)
Column (c) above includes 250,908 shares available to be issued under our 2004 Stock Plan and 61,107 shares available to be issued under our Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 for more information on these plans.

We have not granted any stock options since 2002.

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2007 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

Index Value
210
190
170
150
130
110
90
70
50
Dec 2007
Dec 2008
Dec 2009
Dec 2010
Dec 2011
Dec 2012
MAA
S&P 500
FTSE NAREIT Equity REIT Index

	Dec '07	Dec '08	Dec '09	Dec '10	Dec '11	Dec '12
MAA	$100.00	$91.59	$127.59	$175.68	$180.08	$194.19
S&P500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
FTSE NAREIT Equity Index	$100.00	$62.27	$79.70	$101.99	$110.45	$130.39

Purchases of Equity Securities

The following chart shows our repurchases of shares for the three-month period ended December 31, 2012:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)
October 1, 2012 - October 31, 2012	1,194	$64.22	—	2,138,000
November 1, 2012 - November 30, 2012	400	$62.04	—	2,138,000
December 1, 2012 - December 31, 2012	402	$62.75	—	2,138,000

Total	1,996	$63.49	—	2,138,000

(1)	Represents shares repurchased under ESOP plan.

(2)	This number reflects the amount of shares that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data on a historical basis for us. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
MAA
Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Total operating revenues	$497,165	$430,806	$380,138	$357,093	$348,644
Expenses:
Property operating expenses	203,326	182,577	163,588	149,516	144,866
Depreciation and amortization	126,136	110,870	98,384	90,464	84,706
Acquisition expenses	1,581	3,319	2,512	950	—
Property management and general and administrative expenses	35,846	38,823	30,389	28,540	28,636
Income from continuing operations before non-operating items	130,276	95,217	85,265	87,623	90,436
Interest and other non-property income	430	802	903	385	509
Interest expense	(58,751)	(57,415)	(54,632)	(55,412)	(58,497)
Loss on debt extinguishment	(654)	(755)	—	(140)	(116)
Amortization of deferred financing costs	(3,552)	(2,902)	(2,627)	(2,374)	(2,307)
Net casualty (loss) gains and other settlement proceeds	(6)	(619)	314	34	(117)
Gains (loss) on sale of non-depreciable and non-real estate assets	45	1,084	—	15	(3)
Gain on properties contributed to joint ventures	—	—	752	—	—
Income from continuing operations before
investments in real estate joint ventures	67,788	35,412	29,975	30,131	29,905
(Loss) from real estate joint ventures	(223)	(593)	(1,149)	(816)	(844)
Income from continuing operations	67,565	34,819	28,826	29,315	29,061
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	625	3,613	2,051	5,257	3,130
Gains (loss) on sale of discontinued operations	41,635	12,799	(2)	4,649	(120)
Consolidated net income	109,825	51,231	30,875	39,221	32,071
Net income attributable to noncontrolling interests	4,602	2,410	1,114	2,010	1,822
Net income attributable to Mid-America Apartment Communities, Inc.	105,223	48,821	29,761	37,211	30,249
Preferred dividend distributions	—	—	6,549	12,865	12,865
Premiums and original issuance costs associated with the redemption
of preferred stock	—	—	5,149	—	—
Net income available for common shareholders	$105,223	$48,821	$18,063	$24,346	$17,384

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	41,039	36,995	31,856	28,341	26,943
Effect of dilutive stock options and partnership units (1)	1,898	2,092	121	76	141
Diluted	42,937	39,087	31,977	28,417	27,084

Income from continuing operations, adjusted	$64,761	$33,059	$15,754	$14,641	$14,556
Income from discontinued operations, adjusted	40,437	15,521	2,301	9,504	2,646
Net income attributable to common shareholders, adjusted	$105,198	$48,580	$18,055	$24,145	$17,202
Earnings per share - basic:
Income from continuing operations available for common shareholders	$1.58	$0.90	$0.50	$0.51	$0.54
Discontinued property operations	0.98	0.42	0.07	0.34	0.10
Net income available for common shareholders	$2.56	$1.32	$0.57	$0.85	$0.64

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$1.57	$0.89	$0.49	$0.52	$0.54
Discontinued property operations	0.99	0.42	0.07	0.33	0.10
Net income available for common shareholders	$2.56	$1.31	$0.56	$0.85	$0.64

Dividends declared (2)	$2.6750	$2.5425	$2.4725	$2.4600	$2.4600

Balance Sheet Data:
Real estate owned, at cost	$3,734,544	$3,396,934	$2,958,765	$2,707,300	$2,529,522
Real estate assets, net	$2,694,071	$2,423,808	$2,084,863	$1,933,863	$1,850,175
Total assets	$2,751,068	$2,530,468	$2,176,048	$1,986,826	$1,921,955
Total debt	$1,673,848	$1,649,755	$1,500,193	$1,399,596	$1,323,056
Noncontrolling interest	$31,058	$25,131	$22,125	$22,660	$25,648
Total Mid-America Apartment Communities, Inc. shareholders' equity and
redeemable stock	$918,765	$722,368	$522,267	$433,368	$418,774

Other Data (at end of period):
Market capitalization (shares and units) (3)	$2,852,113	$2,558,107	$2,353,115	$1,671,036	$1,293,145
Ratio of total debt to total capitalization (4)	37.0%	39.2%	38.9%	45.6%	50.6%
Number of properties, including joint venture ownership interest (5)	166	167	157	147	145
Number of apartment units, including joint venture ownership interest (5)	49,591	49,133	46,310	43,604	42,554

(1) See EPS note in Part 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1 of this report.

(2) Beginning in 2006, at their regularly scheduled meetings, our Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.

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

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation and amortization of assets, acquisition of real estate assets, impairment of long-lived assets, including goodwill, and fair value of derivative financial instruments.

Revenue Recognition and Real Estate Sales

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

We record gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, we remove the assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For properties contributed to joint ventures, MAA records gains on the partial sale in proportion to the outside partners’ interest in the venture.

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

We allocate the purchase price to the fair value of the tangible assets of an acquired property, which includes the land, building, and furniture, fixtures, and equipment, determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized NOI and market specific capitalization and discount rates.

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

Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of properties classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2012

We experienced an increase in income from continuing operations in 2012 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 6.0% increase in our large market same store segment, a 3.2% increase in our secondary market same store segment and a 165.4% increase in our non-same store and other segment, which was primarily a result of acquisitions. The increase in expense came from a 2.9% increase in our large market same store segment, a 1.4% increase in our secondary market same store segment and a 141.1% increase in our non-same store and other segment, which was primarily the result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. We acquired eight properties for our 100% owned portfolio in 2010, eleven in 2011 and seven in 2012. We also purchased two properties through one of our joint ventures in 2010 and one in 2011. We did not purchase any property through our joint ventures in 2012. Offsetting some of this increased revenue stream were two property dispositions in 2011 and nine dispositions in 2012. We did not dispose of any properties in 2010.

As of December 31, 2012, the total number of apartment units that we owned or had an ownership interest in was 49,591 apartment units in 166 communities as compared to 49,133 in 167 communities at December 31, 2011, and 46,310 apartment units in 157 communities at December 31, 2010. In addition to the units listed above, for the year ended December 31, 2012, we had an additional 774 units at development properties that have not yet been delivered. There were 950 such units at December 31, 2011 and 428 units at December 31, 2010 that had not yet been delivered. For communities owned 100% by us, the average effective monthly rent per apartment unit, excluding units in lease-up, increased to $855.71 at December 31, 2012 from $793.46 at December 31, 2011 and $736.51 at December 31, 2010. For these same units, overall occupancy at December 31, 2012, 2011, and 2010 was 95.1%, 95.1%, 95.8%, respectively.

Average effective monthly rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective monthly rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2012, 2011, and 2010. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2012, to the Year Ended December 31, 2011

Property revenues for the year ended December 31, 2012 were approximately $496.3 million, an increase of $66.5 million from the year ended December 31, 2011 due to (i) a $12.9 million increase in property revenues from our large market same store group primarily as a result of increased average rent per unit, (ii) a $5.9 million increase in property revenues from our secondary market same store group primarily as a result of increased average rent per unit, and (iii) a $47.7 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the year ended December 31, 2012 were approximately $203.3 million, an increase of approximately $20.7 million from the year ended December 31, 2011 due primarily to increases in property operating expenses of (i) $2.7 million from our large market same store group, (ii) $1.1 million from our secondary market same store group, and (iii) $16.9 million from our non-same store and other group, mainly as a result of acquisitions. The increases in the large and secondary market same store groups are mainly the result of increases in employees' salaries and medical insurance. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the year ended December 31, 2012 was approximately $126.1 million, an increase of approximately $15.3 million from the year ended December 31, 2011 primarily due to the increases in depreciation and amortization expense of (i) $1.0 million from our large market same store group, (ii) $1.4 million from our secondary market same store group, and (iii) $12.9 million from our non-same store and other group, mainly as a result of acquisitions. Increases in depreciation and amortization expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

General and Administrative expense for the year ended December 31, 2012 was approximately $13.8 million, a decrease of $4.4 million from the year ended December 31, 2011. The majority of the decrease was related to a reduction in stock incentives and employee medical insurance.

Interest expense for the year ended December 31, 2012 was approximately $58.8 million, an increase of $1.3 million from the year ended December 31, 2011. The increase was primarily the result of an increase in our average debt outstanding from December 31, 2011 to the year ended December 31, 2012 of approximately $98.0 million.

We recorded a gain on sale of discontinued operations of $41.6 million and $12.8 million for the years ended December 31, 2011 and December 31, 2012, respectively.

Net income attributable to noncontrolling interests for the year ended December 31, 2012 was approximately $4.6 million, an increase of $2.2 million from the year ended December 31, 2011. The increase was primarily the result of a one-time charge of $2.1 million related to an adjustment of the historical allocation of earnings to noncontrolling interest in our operating partnership. For more discussion on the out of period adjustment, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements Note 1.

Income from discontinued operations before gain (loss) on sale for the year ended December 31, 2012 was approximately $0.6 million, a decrease of $3.0 million from the year ended December 31, 2011.

Primarily as a result of the foregoing and other various increases in expenses, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $56.4 million in the year ended December 31, 2012 from the year ended December 31, 2011.

Comparison of the Year Ended December 31, 2011, to the Year Ended December 31, 2010

Property revenues for the year ended December 31, 2011 increased by approximately $50.3 million from the year ended December 31, 2010 due to (i) a $17.2 million increase in property revenues from our large market same store group, (ii) a $8.7 million increase in property revenues from our secondary market same store group and (iii) a $24.4 million increase in property revenues from our non-same store and other group, mainly as a result of acquisitions.

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other property related costs. Property operating expenses for the year ended December 31, 2011 increased by approximately $19.0 million from the year ended December 31, 2010, due primarily to increases of property operating expenses of (i) $7.4 million from our large market same store group, (ii) $2.8 million from our secondary market same store group, and (iii) $8.8 million from our non-same store and other group, mainly as a result of acquisitions. The increases in the large and secondary market same store groups are primarily due to an additional $1.9 million in bulk cable expense and a $0.9 million increase in expense due to our Level One call center program. Other increases are the result of normal operating costs.

Depreciation and amortization expense increased by approximately $12.5 million primarily due to the increases of depreciation and amortization expense of (i) $2.8 million from our large market same store group, (ii) $1.0 million from our secondary market same store group, and (iii) $8.7 million from our non-same store and other group, mainly as a result of acquisitions. Increases of depreciation and amortization expense from our large and secondary market same store groups resulted from asset additions made during the normal course of business.

General and Administrative expense for the year ended December 31, 2011 was approximately $42.1 million, an increase of $9.2 million from the year ended December 31, 2010. The majority of the increase was related to a one-time charge of $1.8 million for an out of period adjustment to our restricted stock plans, a $3.5 million increase in stock incentives, and a $1.4 million increase in employee medical insurance. The increase was also attributable to a $0.8 million increase in property acquisition expenses due to higher acquisition volume for the year ended December 31, 2011.

Interest expense increased approximately $2.8 million in 2011 from 2010. The increase was primarily the result of an increase in our average debt outstanding from 2010 to 2011 of approximately $127.6 million.

During the year ended December 31, 2010, we recorded an asset impairment charge of approximately $1.9 million related to one of our original initial public offering communities. This community was part of our secondary market same store segment.  Fair value of the community was determined by an offer.  No asset impairment charges were recorded during the year ended December 31, 2011.

For the year ended December 31, 2011, we recorded total gain on sale of discontinued operations of approximately $12.8 million. There was no material gain (loss) on sale of discontinued operations during the year ended December 31, 2010.

Primarily as a result of the foregoing, net income attributable to Mid-America Apartment Communities, Inc. increased by approximately $19.1 million in 2011 from 2010.

Funds from Operations

Funds from operations, or FFO, represents net income (computed in accordance with GAAP) excluding extraordinary items, net income attributable to noncontrolling interest, asset impairment, gains or losses on disposition of real estate assets, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes sales of discontinued operations as well as proceeds received from insurance and other settlements from property damage.

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

The following table is a reconciliation of FFO to consolidated net income for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Years ended December 31,
	2012	2011	2010 (1)
Net income attributable to MAA	$105,223	$48,821	$29,761
Depreciation and amortization of real estate assets	123,767	108,660	96,320
Asset impairment	—	—	1,914
Net casualty loss (gain) and other settlement proceeds	6	619	(330)
Gain on properties acquired from joint ventures	—	—	(752)
Net (gain) loss on insurance and other settlement proceeds of discontinued operations	(48)	12	—
Depreciation and amortization of real estate assets of discontinued operations	2,507	5,557	5,680
(Gain) loss on sale of discontinued operations	(41,635)	(12,799)	2
Depreciation and amortization of real estate assets of real estate joint ventures	1,887	2,262	1,896
Preferred dividend distribution	—	—	(6,549)
Net income attributable to noncontrolling interests	4,602	2,410	1,114
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	(5,149)
Funds from operations	$196,309	$155,542	$123,907

 (1) In accordance with NAREIT's current guidance, FFO has been updated to exclude asset impairment write downs.

FFO for the year ended December 31, 2012 increased approximately $40.8 million from the year ended December 31, 2011 primarily as a result of the increase in property revenues of approximately $66.5 million discussed above that was only partially offset by the $20.7 million increase in property operating expenses.

FFO for the year ended December 31, 2011 increased approximately $31.6 million from the year ended December 31, 2010 primarily as a result of the increase in property revenues of approximately $50.3 million discussed above that was only partially offset by the $19.0 million increase in property operating expenses.

Trends

During 2012, rental demand for apartments continued to be strong, as it was in 2011. This was evident through same store physical occupancy that was consistent with 2011, at nearly 96% on average for both years, combined with steady price increases on both new leases and renewals signed throughout the year. We have maintained this momentum with job formation, one of the primary drivers of apartment demand, continuing to increase at a below average pace.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. During 2012, we added an asset in the Kansas City, Missouri market to our portfolio and exited the Cincinnati, Ohio market. As of December 31, 2012, we were invested in approximately 50 markets, with 59% of our gross assets in large markets and 41% of our gross assets in select secondary markets.

We also continued to benefit in 2012 on the supply side. New supply of rental units entering the market was low, running below historical new supply delivery averages. Multifamily permitting did pick up in 2012 but remained below peak levels. We believe that this permitting will ultimately lead to an increase in supply. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.

Our focus throughout 2012 was increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, same store effective monthly rent per unit for the year was higher than 2011 by 5%. With strong occupancy in place heading into the typically slower winter leasing season, we were able to maintain pricing momentum in the fourth quarter of 2012 and expect seasonality to have less of an impact on pricing in the first quarter of 2013.

Overall same store revenues increased 4.7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. As expected, more robust revenue growth occurred in 2012 as rents continued the upward trend that began in the latter part of 2010. Although new multifamily development is occurring, the permitting data so far suggests that levels will remain below pre-recession deliveries, although there can be no assurance in this regard. Also, we believe that more sustainable credit terms for residential mortgages, as evidenced by the recently announced “Qualified Mortgage Rule”, should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

Should the economy fall back into a recession, more disciplined mortgage financing for single family home buying should lessen the impact to the multifamily sector to some degree, but a weak economy and employment market would nevertheless limit rent growth prospects.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $211.0 million for the year ended December 31, 2012 from $172.3 million for the year ended December 31, 2011. This change was a result of various items, including higher revenue as discussed above.

Net cash used in investing activities was approximately $329.2 million during the year ended December 31, 2012 compared to $442.2 million during the year ended December 31, 2011due to the following discussion. In the year ended December 31, 2012, we had acquisition cash outflows of $312.0 million compared to $362.7 million for the year ended December 31, 2011. During 2012, we had cash outflows of $74.0 million for development activities, compared to $38.2 million for the year ended December 31, 2011. During 2012, we also had cash outflows of $14.4 million for improvements to existing real estate assets compared to $12.7 million for the year ended December 31, 2011. The decrease in cash outflows from investing activities was offset by an increase in cash inflows from disposition activity. During the year ended December 31, 2012, we had cash inflows of approximately $110.1 million, related to the sale of nine properties. In the year ended December 31, 2011, we had cash inflows of $23.7 million, related to the sale of two properties from our same store portfolio.

As of December 31, 2012, we owned 39,721,461 common units, comprising a 95.82% general partnership interest in the Operating Partnership , while the remaining 1,731,672 outstanding common units were held by limited partners of the Operating Partnership. Holders of common units (other than us and our affiliates) may require us to redeem their common units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per common unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each common unit so redeemed. In addition, we have registered the 1,731,672 shares of our common stock, which as of December 31, 2012, were issuable upon redemption of common units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional common units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those common units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of common units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

Net cash provided by financing activities was approximately $70.0 million for the year ended December 31, 2012 compared to $281.2 million for the year ended December 31, 2011. In the year ended December 31, 2012, we had cash inflows of $325.0 million from proceeds of notes payable compared to $285.4 million for the year ended December 31, 2011. In the year ended December 31, 2012, we received proceeds of approximately $196.3 million primarily from the issuance of common stock through our at-the-market program, or ATM, a waiver through our Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, and stock issued through a private offering. During the year ended December 31, 2011, we received proceeds of approximately $235.7 million primarily through these same programs. In the year ended December 31, 2012, we had cash outflows of $320.1 million from the net change in credit lines compared to $121.5 million for the year ended December 31, 2011.

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jeffries & Company, Inc. acted as joint bookrunning managers. This transaction resulted in net proceeds of $120.1 million. No such issuances occurred during 2011 or 2010.

During 2012, we sold 1,155,511 shares of common stock for net proceeds of approximately $75.9 million through our ATM. This compares to 3,303,273 shares of common stock for net proceeds of approximately $204.5 million for 2011. As of December 31, 2012, there were 578,015 shares outstanding under our ATM.

During 2012, we issued 729 shares for net proceeds of $48,000 through the direct stock purchase feature of our DRSPP; however, no discount was offered. During 2011, we issued 495,645 shares at an average discount of 2% for net proceeds of $30.0 million through our DRSPP. During 2010, we issued 551,895 shares at an average discount of 2% through our DRSPP for net proceeds of $30.0 million.

On June 2, 2010, we redeemed 3,100,001 shares of the 6,200,000 shares of our Series H preferred stock for approximately $77.5 million. On August 5, 2010 we redeemed all of the remaining and outstanding shares of Series H for approximately $77.5 million, resulting in a combined write-off for the year ended December 31, 2010 of approximately $5.1 million on the consolidated statements of operations related to premiums and original issuance costs. There was no redemption of preferred stock during 2011 or 2012.

The weighted average interest rate at December 31, 2012 for the $1.7 billion of debt outstanding was 3.8%, compared to the weighted average interest rate of 3.7% on $1.6 billion of debt outstanding at December 31, 2011. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured and unsecured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2012, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by the FNMA, Financial Federal which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $325 million bank unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $282.3 million collateralized and available to borrow at December 31, 2012. We had total borrowings outstanding under these credit facilities of $826.3 million at December 31, 2012.

Approximately 36% of our outstanding obligations at December 31, 2012 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of $884.2 million, of which $605.0 million was collateralized and available to borrow at December 31, 2012. We had total borrowings outstanding under the FNMA Facilities of approximately $605.0 million at December 31, 2012. Various FNMA rate traunches of the FNMA Facilities mature from 2013 through 2018. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Approximately 12% of our outstanding obligations at December 31, 2012 were borrowed through a credit facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a combined line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at December 31, 2012. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at December 31, 2012. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day

LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread was 0.31% below LIBOR at December 31, 2012.

We also maintain a $325.0 million unsecured credit facility with nine banks led by KeyBank National Association (Key Bank). The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 1.05% to 1.85% based on an investment grade pricing grid. This credit line expires in November 2015 with a one year extension option. At December 31, 2012, we had $323.6 million available to be borrowed under the Key Bank Credit Line agreement with $23.0 million borrowed under this facility. Approximately $1.4 million of the facility is used to support letters of credit.

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

On July 29, 2011, we issued $135 million of Senior Unsecured Notes. The notes were offered in a private placement with three maturity tranches: $50.00 million at 4.7% maturing on July 29, 2018, $72.75 million at 5.4% maturing on July 29, 2021, and $12.25 million at 5.6% maturing on July 29, 2023, all of which is outstanding at December 31, 2012.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes. The notes were offered in a private placement with four tranches: $18.00 million at 3.15% maturing on November 30, 2017; $20.00 million at 3.61% maturing on November 30, 2019; $117.00 million at 4.17% maturing on November 30, 2022; and $20.00 million at 4.33% maturing on November 30, 2024, all of which is outstanding at December 31, 2012.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by Key Bank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $150 million outstanding under this agreement at December 31, 2012. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2012 (dollars in thousands):

	Line Limit	Amount Collateralized	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$884,212	$605,019	$605,019	5.7
Freddie Mac Credit Facilities	200,000	198,247	198,247	1.5
Other Secured Borrowings	387,582	387,582	387,582	6.5
Unsecured Credit Facility	325,000	323,637	23,000	2.8
Other Unsecured Borrowings	460,000	460,000	460,000	7.1
Total Debt	$2,256,794	$1,974,485	$1,673,848	5.7

As of December 31, 2012, we had entered into interest rate swaps totaling a notional amount of $559.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $288.5 million as of December 31, 2012.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2012 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$831,382	3.8	5.0%
Conventional - Variable Rate - Capped (1)	213,136	3.1	1.0%
Tax-free - Variable Rate - Capped (1)	90,515	3.2	0.9%
Total Fixed or Hedged Rate Maturity	$1,135,033	3.6	4.0%
Conventional - Variable Rate (2)	55,815	0.2	0.7%
Total Secured Rate Maturity	$1,190,848	3.4	3.8%
UNSECURED DEBT
Fixed Rate or Swapped	$460,000	7.1	3.8%
Variable Rate	23,000	—	1.5%
Total Unsecured Rate Maturity	$483,000	6.8	3.7%
TOTAL DEBT RATE MATURITY	$1,673,848	4.4	3.8%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,595,033	4.6	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.6% of SIFMA for tax-free caps.

(2)	Includes a $15 million mortgage with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2012 (in thousands):

	Line Limit
	Credit Facilities
	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured	Other Unsecured	Total
2013	$203,193	$—	$—	$—	$—	$203,193
2014	229,721	200,000	—	16,312	—	446,033
2015	120,000	—	325,000	50,777	—	495,777
2016	80,000	—	—	—	—	80,000
2017	80,000	—	—	60,855	168,000	308,855
Thereafter	171,298	—	—	259,638	292,000	722,936
Total	$884,212	$200,000	$325,000	$387,582	$460,000	$2,256,794

The following schedule outlines the interest rate maturities of our outstanding debt as of December 31, 2012 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2013	$—	$190,000	$190,000	5.2%	$7,945	$197,945
2014	16,312	144,000	160,312	5.7%	59,631	219,943
2015	35,577	75,000	110,577	5.6%	55,200	165,777
2016	—	—	—	—%	89,280	89,280
2017	128,855	150,000	278,855	2.7%	66,595	345,450
Thereafter	551,638	—	551,638	4.7%	25,000	576,638
Total	$732,382	$559,000	$1,291,382	4.5%	$303,651	$1,595,033

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for FNMA and Freddie Mac, or the Agencies. The Agencies provided credit enhancement for approximately $803.3 million of our outstanding debt through credit facilities as of December 31, 2012.

The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. Prudential Mortgage Capital, a Delegated Underwriting and Servicing (DUS) lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the year ended December 31, 2012, our net cash provided by operating activities was in excess of covering funding of normal capital improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $51.0 million, as compared to $28.1 million and $16.8 million for the same periods in 2011 and 2010, respectively. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of December 31, 2012 (dollars in thousands):

Contractual Obligations (1)	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt (2)	$6,703	$374,281	$198,429	$88,091	$162,444	$843,900	$1,673,848
Fixed Rate or
Swapped Interest (3)	48,882	39,592	33,431	30,824	25,612	75,161	253,502
Purchase Obligations (4)	4,099	1,386	—	—	—	—	5,485
Operating Lease	9	10	7	6	6	—	38
Total	$59,693	$415,269	$231,867	$118,921	$188,062	$919,061	$1,932,873

 (1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceeding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 6.
(4) Represents development fees

Off-Balance Sheet Arrangements

At December 31, 2012, and 2011, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2012, Mid-America Multifamily Fund I, LLC owned two properties but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2012, Mid-America Multifamily Fund II, LLC owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 12.

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

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We have early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording, mainly for clarification, used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We have adopted ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in interest rates on our borrowings. At December 31, 2012, 37% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to ladder fixed rate maturities thereby limiting our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. Approximately 95% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2012. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2013	2014	2015	2016	2017	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (1)	$5,217	$20,303	$38,012	$5,138	$79,223	$584,489	$732,382	$777,847
Average interest rate	4.69%	5.13%	5.93%	4.44%	3.73%	4.73%	4.69%
Variable Rate (1)	$1,486	$353,978	$160,418	$82,952	$83,221	$259,411	$941,466	$860,051
Average interest rate	0.94%	0.77%	1.18%	0.83%	0.83%	1.29%	0.99%
Interest Rate Swaps
Variable to Fixed	$190,000	$144,000	$75,000	$—	$150,000	$—	$559,000	$(21,423)
Average Pay Rate	4.58%	4.95%	4.41%	—%	1.06%	—%	3.71%
Interest Rate Cap
Variable to Fixed	$7,945	$59,631	$40,000	$89,280	$66,595	$25,000	$288,451	$288
Average Pay Rate	6.00%	4.72%	4.50%	4.88%	5.44%	4.50%	4.92%

(1) Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-44 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in our 2013 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in our 2013 Proxy Statement in the section entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in our 2013 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in our 2013 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained in our 2013 Proxy Statement in the section entitled “Proposal 5 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2
	Consolidated Balance Sheets as of December 31, 2012, and 2011	F – 4
	Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010	F – 5
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	F – 6
	Consolidated Statements of Equity for the years ended December 31, 2012, 2011, and 2010	F – 7
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	F – 8
	Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010	F – 9

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2012	F – 38

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
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

3.13
Articles of Amendment to the Charter of Mid-America Apartment Communities, Inc. dated as of May 24, 2012, as filed with the Tennessee Secretary of State on May 25, 2012 (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

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

10.3 †	Fourth Amended and Restated 1994 Restricted Stock and Stock Option Plan (Filed as Exhibit A to the Registrant’s Proxy Statement filed on April 24, 2002 and incorporated herein by reference).
10.4
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

10.6
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

10.08
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

10.09
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

10.10
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

10.13
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

10.15
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

10.22 †
Mid-America Apartment Communities 2005 Key Management Restricted Stock Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2005 and incorporated herein by reference).

10.23†	Form of Restricted Stock Agreement (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.24†
Amendment for the Non-Qualified Deferred Compensation Plan for Outside Directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

10.25
Limited Liability Company Agreement of Mid-America Multifamily Fund I, dated May 9, 2007 (Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.26†
Change of Control and Termination Agreement between the Registrant and Albert M. Campbell, III, dated December 5, 2008 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.27†
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

10.29†	2008 Long Term Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).
10.30 †	2010 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2010 and incorporated herein by reference).
10.31†	2011 Long Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2010 and incorporated herein by reference).
10.32
Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated August 26, 2010 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).

10.33
Sales Agreement between the Registrant and Raymond James & Associates, Inc., dated August 26, 2010 (filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).

10.34
Sales Agreement between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated August 26, 2010 (filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference).

10.35†	2012 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2012 and incorporated herein by reference).
10.36†	2012 Long Term Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2011 and incorporated herein by reference).
10.37
Credit Agreement by and among MAA TANC, LLC and New York Life Insurance Company dated June 1, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

10.38
Note Purchase Agreement, dated as of July 29, 2011, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011 and incorporated herein by reference).

10.39
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

10.40†	2013 Long Term Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2012 and incorporated herein by reference).
10.41
Term Loan Agreement by and among Mid-America Apartments L.P.; KeyBank National Association and JPMorgan Securities, dated March 1, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2012 and incorporated herein by reference).

10.42
Note Purchase Agreement, dated as of August 31, 2012, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2012 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within the Form 10-K).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm, Watkins Uiberall, PLLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 22, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

† Management contract or compensatory plan or arrangement.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 22, 2013	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 22, 2013	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2013	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 22, 2013	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 22, 2013	/s/ John S. Grinalds
John S. Grinalds Director

Date:	February 22, 2013	/s/ Ralph Horn
Ralph Horn Director

Date:	February 22, 2013	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 22, 2013	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 22, 2013	/s/ William B. Sansom
William B. Sansom Director

Date:	February 22, 2013	/s/ Gary Shorb
Gary Shorb Director

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

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2012 using the framework specified in Internal Control - Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mid-America Apartment Communities, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012, of Mid-America Apartment Communities, Inc. and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 22, 2013

 MAA
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets:
Real estate assets:
Land	$386,670	$333,846
Buildings and improvements	3,170,413	2,879,289
Furniture, fixtures and equipment	98,044	92,170
Development and capital improvements in progress	52,455	53,790
	3,707,582	3,359,095
Less accumulated depreciation	(1,027,618)	(961,724)
	2,679,964	2,397,371

Land held for future development	1,205	1,306
Commercial properties, net	8,065	8,125
Investments in real estate joint ventures	4,837	17,006
Real estate assets, net	2,694,071	2,423,808

Cash and cash equivalents	9,075	57,317
Restricted cash	808	1,362
Deferred financing costs, net	13,842	14,680
Other assets	29,166	29,195
Goodwill	4,106	4,106
Total assets	$2,751,068	$2,530,468

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,190,848	$1,514,755
Unsecured notes payable	483,000	135,000
Accounts payable	4,586	2,091
Fair market value of interest rate swaps	21,423	33,095
Accrued expenses and other liabilities	94,719	91,718
Security deposits	6,669	6,310
Total liabilities	1,801,245	1,782,969

Redeemable stock	4,713	4,037

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 42,316,398 and 38,959,338 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively (1)	422	389
Additional paid-in capital	1,542,999	1,375,623
Accumulated distributions in excess of net income	(603,315)	(621,833)
Accumulated other comprehensive losses	(26,054)	(35,848)
Total MAA shareholders' equity	914,052	718,331
Noncontrolling interest	31,058	25,131
Total equity	945,110	743,462
Total liabilities and equity	$2,751,068	$2,530,468

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2012 and December 31, 2011 are 72,786 and 65,771, respectively.

See accompanying notes to consolidated financial statements.

MAA
Consolidated Statements of Operations
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	2012	2011	2010
Operating revenues:
Rental revenues	$456,202	$393,142	$348,522
Other property revenues	40,064	36,647	30,936
Total property revenues	496,266	429,789	379,458
Management fee income	899	1,017	680
Total operating revenues	497,165	430,806	380,138
Property operating expenses:
Personnel	57,190	51,679	47,816
Building repairs and maintenance	15,957	14,656	13,760
Real estate taxes and insurance	56,907	48,769	43,220
Utilities	27,248	25,188	22,571
Landscaping	11,163	10,328	9,558
Other operating	34,861	31,957	26,663
Depreciation and amortization	126,136	110,870	98,384
Total property operating expenses	329,462	293,447	261,972
Acquisition expenses	1,581	3,319	2,512
Property management expenses	22,084	20,700	18,035
General and administrative expenses	13,762	18,123	12,354
Income from continuing operations before non-operating items	130,276	95,217	85,265
Interest and other non-property income	430	802	903
Interest expense	(58,751)	(57,415)	(54,632)
Loss on debt extinguishment/modification	(654)	(755)	—
Amortization of deferred financing costs	(3,552)	(2,902)	(2,627)
Net casualty (loss) gain after insurance and other settlement proceeds	(6)	(619)	314
Gain on sale of non-depreciable assets	45	1,084	—
Gain on properties acquired from joint ventures	—	—	752
Income from continuing operations before loss from real estate joint ventures	67,788	35,412	29,975
Loss from real estate joint ventures	(223)	(593)	(1,149)
Income from continuing operations	67,565	34,819	28,826
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	577	3,625	2,051
Net casualty gain (loss) after insurance and other settlement proceeds on discontinued operations	48	(12)	—
Gain (loss) on sale of discontinued operations	41,635	12,799	(2)
Consolidated net income	109,825	51,231	30,875
Net income attributable to noncontrolling interests	4,602	2,410	1,114
Net income attributable to MAA	105,223	48,821	29,761
Preferred dividend distributions	—	—	6,549
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	5,149
Net income available for MAA common shareholders	$105,223	$48,821	$18,063

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$1.58	$0.90	$0.50
Discontinued property operations	0.98	0.42	0.07
Net income available for common shareholders	$2.56	$1.32	$0.57

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$1.57	$0.89	$0.49
Discontinued property operations	0.99	0.42	0.07
Net income available for common shareholders	$2.56	$1.31	$0.56

Dividends declared per common share	$2.6750	$2.5425	$2.4725

See accompanying notes to consolidated financial statements.

MAA
Consolidated Statements of Comprehensive Income
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Consolidated net income	$109,825	$51,231	$30,875
Other Comprehensive Income:
Unrealized losses from the effective portion of derivative instruments	(8,411)	(14,012)	(35,539)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	20,113	27,639	34,021
Total Comprehensive Income	121,527	64,858	29,357
Less: comprehensive income attributable to noncontrolling interests	(6,510)	(3,038)	(1,008)
Comprehensive income attributable to MAA	$115,017	$61,820	$28,349

See accompanying notes to consolidated financial statements.

MAA
Consolidated Statements of Equity
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	Mid-America Apartment Communities, Inc. Shareholders
					Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock					Noncontrolling Interest	Total Equity	Redeemable Stock
	Shares	Amount	Shares	Amount
EQUITY BALANCE December 31, 2009	6,200	$62	29,037	$290	$988,642	$(510,993)	$(47,435)	$22,660	$453,226	$2,802
Comprehensive income:
Net income						29,761		1,114	30,875
Other comprehensive income - derivative instruments (cash flow hedges)							(1,412)	(106)	(1,518)
Issuance and registration of common shares			5,673	57	305,287				305,344	387
Shares repurchased and retired			(22)	—	(1,175)				(1,175)
Exercise of stock options			7	—	173				173
Shares issued in exchange for units			114	1	1,266			(1,266)	1
Shares reclassified to liabilities			—	—	—				—	(269)
Redeemable stock fair market value						(844)			(844)	844
Adjustment for Noncontrolling Interest Ownership in operating partnership					(5,364)			5,364	—
Amortization of unearned compensation					3,005				3,005
Dividends on common stock ($2.4725 per share)						(81,247)		—	(81,247)
Dividends on noncontrolling interest units ($2.4725 per unit)								(5,641)	(5,641)
Redemption of preferred Stock	(6,200)	(62)			(149,811)	(5,149)			(155,022)
Dividends on preferred stock						(6,549)			(6,549)
EQUITY BALANCE DECEMBER 31, 2010	—	$—	34,809	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628	$3,764
Comprehensive income:
Net income						48,821		2,410	51,231
Other comprehensive income - derivative instruments (cash flow hedges)							12,999	628	13,627
Issuance and registration of common shares			3,856	38	235,296				235,334	494
Shares repurchased and retired			(41)	—	(2,548)				(2,548)
Exercise of stock options			16	—	407				407
Shares issued in exchange for units			254	3	3,066			(3,069)	—
Shares reclassified to liabilities			—	—	—				—	(150)
Redeemable stock fair market value						71			71	(71)
Adjustment for Noncontrolling Interest Ownership in operating partnership					(8,140)			8,140	—
Amortization of unearned compensation					5,519				5,519
Dividends on common stock ($2.5425 per share)						(95,704)		—	(95,704)
Dividends on noncontrolling interest units ($2.5425 per unit)								(5,103)	(5,103)
EQUITY BALANCE DECEMBER 31, 2011	—	$—	38,894	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462	$4,037
Comprehensive income:
Net income						105,223		4,602	109,825
Other comprehensive income - derivative instruments (cash flow hedges)							9,794	1,908	11,702
Issuance and registration of common shares			3,174	31	196,295				196,326	546
Shares repurchased and retired			(31)	—	(1,990)				(1,990)
Shares issued in exchange for units			206	2	3,457			(3,459)	—
Redeemable stock fair market value						(130)			(130)	130
Adjustment for Noncontrolling Interest Ownership in operating partnership					(5,587)			5,587	—
Correction of classification of equity accounts (Note 1)					(27,032)	24,870		2,162	—
Amortization of unearned compensation					2,233				2,233
Dividends on common stock ($2.6750 per share)						(111,445)		—	(111,445)
Dividends on noncontrolling interest units ($2.6750 per unit)								(4,873)	(4,873)
EQUITY BALANCE DECEMBER 31, 2012	—	$—	42,243	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110	$4,713

MAA
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Consolidated net income	$109,825	$51,231	$30,875
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(31)	—	—
Depreciation and amortization	132,195	119,329	106,692
Stock compensation expense	2,233	5,519	3,013
Redeemable stock issued	546	494	387
Amortization of debt premium	(767)	(360)	(360)
Loss from investments in real estate joint ventures	223	593	1,149
Loss on debt extinguishment	1,012	755	—
Derivative interest expense	827	543	321
Gain on sale of non-depreciable assets	(45)	(910)	—
(Gain) loss on sale of discontinued operations	(41,635)	(12,799)	2
Asset impairment	—	—	1,914
Net casualty (gain) loss and other settlement proceeds	(42)	619	(330)
Gain on properties contributed to joint ventures	—	—	(752)
Changes in assets and liabilities:
Restricted cash	554	152	(953)
Other assets	(1,395)	(1,356)	(5,529)
Accounts payable	2,495	265	109
Accrued expenses and other	4,613	8,596	(649)
Security deposits	359	(383)	(2,095)
Net cash provided by operating activities	210,967	172,288	133,794
Cash flows from investing activities:
Purchases of real estate and other assets	(312,001)	(362,745)	(278,810)
Normal capital improvements	(47,222)	(46,947)	(26,505)
Construction capital and other improvements	(3,636)	(5,190)	(2,577)
Renovations to existing real estate assets	(14,420)	(12,680)	(9,925)
Development	(73,991)	(38,153)	(16,394)
Distributions from real estate joint ventures	12,164	1,402	1,735
Contributions to real estate joint ventures	(218)	(1,510)	(12,130)
Proceeds from disposition of real estate assets	110,101	23,663	90,335
Net cash used in investing activities	(329,223)	(442,160)	(254,271)
Cash flows from financing activities:
Net change in credit lines	(320,064)	(121,533)	(35,000)
Proceeds from notes payable	325,000	285,350	137,881
Principal payments on notes payable	(12,944)	(13,895)	(1,924)
Payment of deferred financing costs	(3,616)	(4,641)	(7,245)
Repurchase of common stock	(1,990)	(2,548)	(1,175)
Proceeds from issuances of common shares	196,325	235,741	305,526
Distributions to noncontrolling interests	(4,948)	(5,199)	(5,684)
Dividends paid on common shares	(107,749)	(92,028)	(77,135)
Dividends paid on preferred shares	—	—	(7,622)
Redemption of preferred stock	—	—	(155,022)
Net cash provided by financing activities	70,014	281,247	152,600
Net (decrease) increase in cash and cash equivalents	(48,242)	11,375	32,123
Cash and cash equivalents, beginning of period	57,317	45,942	13,819
Cash and cash equivalents, end of period	$9,075	$57,317	$45,942

Supplemental disclosure of cash flow information:
Interest paid	$60,950	$59,655	$56,596
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$3,459	$3,069	$1,266
Accrued construction in progress	$3,449	$8,599	$3,139
Interest capitalized	$2,318	$1,156	$66
Marked-to-market adjustment on derivative instruments	$10,875	$13,084	$(1,839)
Reclassification of redeemable stock to liabilities	$—	$152	$272
Fair value adjustment on debt assumed	$2,578	$—	$—
Debt assumed	$30,290	$—	$—
 See accompanying notes to consolidated financial statements.

MAA
Notes to Consolidated Financial Statements
Years ended December 31, 2012, 2011, and 2010

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation of Mid-America Apartment Communities, Inc.

Mid-America Apartment Communities, Inc., or MAA, is a self-administrated and self-managed real estate investment trust which owns, acquires and operates multifamily apartment communities mainly in the Sunbelt region of the United States. We owned and operated 160 apartment communities principally through our majority owned subsidiary, Mid-America Apartments, L.P., or the Operating Partnership, as of December 31, 2012. MAA also owned a 33.33% interest in two real estate joint ventures, Mid-America Multifamily Fund I, LLC, or Fund I, and Mid-America Multifamily Fund II, LLC, or Fund II, at December 31, 2012. Through these joint ventures MAA owned interest in an additional 6 communities as of December 31, 2012.

We also had two development communities and a second phase to an existing community under construction totaling 774 units as of December 31, 2012. None of the units for the development projects were completed as of December 31, 2012. Total expected costs for the development projects are $101.1 million, of which $43.9 million has been incurred to date. We expect to complete construction on the three projects by the fourth quarter 2014. Four of our properties include retail components with approximately 108,000 square feet of gross leasable area.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 95% to 100% of all consolidated subsidiaries.

MAA invests in entities which may qualify as variable interest entities (VIE). A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAA consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

MAA uses the equity method of accounting for its investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not variable interest entities. The factors considered in determining that MAA does not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

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

Revenue Recognition and Real Estate Sales

MAA leases multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

MAA records gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, we remove the assets and liabilities from our

Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For properties contributed to joint ventures, MAA records gains on the partial sale in proportion to the outside partners’ interest in the venture.

Rental Costs

Costs associated with rental activities, including advertising costs, are expensed as incurred. Advertising expenses were approximately $8.8 million, $8.7 million, and $7.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Discontinued Operations

Properties sold during the year or those classified as held-for-sale at the end of a reporting period are classified as discontinued operations in accordance with accounting standards governing financial statement presentation. Once a property is classified as held-for-sale, depreciation is no longer recognized.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2012, 2011, and 2010 is presented below:

	For the twelve months ended December 31,
	2012	2011	2010
Shares Outstanding
Weighted average common shares - basic	41,039	36,995	31,856
Weighted average partnership units outstanding	1,834	1,992	—	(1)
Effect of dilutive securities	64	100	121
Weighted average common shares - diluted	42,937	39,087	31,977

Calculation of Earnings per Share - basic
Income from continuing operations, adjusted	$64,761	$33,059	$15,754
Income from discontinued operations, adjusted	40,437	15,521	2,301
Net income attributable to common shareholders, adjusted	$105,198	$48,580	$18,055

Weighted average common shares - basic	41,039	36,995	31,856
Earnings per share - basic:
Income from continuing operations available for common shareholders	$1.58	$0.90	$0.50
Discontinued property operations	0.98	0.42	0.07
Net income available for common shareholders	$2.56	$1.32	$0.57

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$105,223	$48,821	$18,063
Net income attributable to noncontrolling interests	4,602	2,410	—	(1)
Net income attributable to discontinued operations, adjusted	(42,260)	(16,412)	(2,287)
Adjusted net income from continuing operations available for common shareholders	$67,565	$34,819	$15,776

Weighted average common shares - diluted	42,937	39,087	31,977
Earnings per share - diluted
Income from continuing operations available for common shareholders	$1.57	$0.89	$0.49
Discontinued property operations	0.99	0.42	0.07
Net income available for common shareholders	$2.56	$1.31	$0.56

(1)	Operating partnership units and related net income are not included in dilutive earnings per share calculations for the twelve month period ended December 31, 2010 as they were not dilutive.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 3 to 5 years for computers and software.

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying balance sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings within a development, amounts representing the completed building's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total interest capitalized during 2012, 2011 and 2010 was approximately $2,318,000, $1,156,000, and $66,000, respectively.

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

MAA allocates the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the building as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a building using methods similar to those used by independent appraisers. These methods include using stabilized net operating income, or NOI, and market specific capitalization and discount rates.

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the leases acquired on each of its property acquisitions are approximately at market rates since the lease terms generally do not extend beyond one year.

The fair value of the in-place leases and resident relationships is then amortized over 6 months, the estimated remaining term of the resident leases. The amount of resident lease intangibles included in Other assets totaled $1.6 million, $1.8 million, and $1.8 million as of December 31, 2012, 2011, and 2010, respectively. The amortization recorded as depreciation and amortization expense for residential leases was $3.7 million, $3.5 million, and $3.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Accumulated amortization for residential leases totaled $1.0 million, $0.7 million, and $1.0 million as of December 31, 2012, 2011 and 2010, respectively.

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

Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group/property classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

During the year ended December 31, 2010, we received an offer to purchase our 276-unit Cedar Mill apartment community. As a result of the offer received and management’s reconsideration of its long-term intentions related to this property, MAA determined that an impairment indicator existed. As the estimated undiscounted future cash flows were no longer sufficient to recover the asset carrying amount, we recorded an impairment charge of $1,914,000 during the year ended December 31, 2010 to adjust the asset carrying value to estimated fair value. We sold Cedar Mill during 2012 and it is presented as part of discontinued operations.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment of goodwill in the three year period ended December 31, 2012.

Land Held for Future Development

Real estate held for future development are sites intended for future multifamily developments and are carried at the lower of cost or fair value in accordance with GAAP and any costs incurred prior to commencement of pre-development activities are expensed as incurred.

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

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt using a method which approximates the effective interest method. If the terms of renewed or modified debt instruments are deemed to be substantially different, all unamortized financing costs associated with the modified debt are charged to earnings in the current period. If the terms are not substantially different, the costs associated with the renewal are capitalized and amortized over the remaining term of the debt instrument. For modifications affecting a line of credit, fees paid to a creditor and any third party costs will be capitalized and amortized over the remaining term of the new arrangement. Any unamortized deferred financing costs associated with the old arrangement are either deferred and amortized over the life of the new arrangement or written off, depending upon the nature of the modification. The balance of any unamortized financing costs on extinguished debt is expensed upon extinguishment.

Other Assets

Other assets consist of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, value of derivative contracts and other prepaid expenses including prepaid insurance and prepaid interest.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividend payable, accrued real estate taxes, accrued interest payable, other accrued expenses payable, and unearned income. Significant accruals included accrued dividend payable of $30.6 million, $27.0 million and $23.4 million at December 31, 2012, 2011 and 2010, respectively and accrued real estate taxes of $27.9 million, $25.4 million and $19.9 million at December 31, 2012, 2011 and 2010, respectively.

Self Insurance

MAA is self insured for workers' compensation claims up to $500,000 and for general liability claims up to $45,000. Claims exceeding these amounts are insured by a third party. We accrue for expected liabilities less than $500,000 for workers' compensation based on a third party actuarial estimate of ultimate losses and accrue for expected general liability claims less than $45,000 based on historical experience, adjusted as actual claims occur.

Out of Period Adjustments

In the twelve months ended December 31, 2012, we recorded an adjustment to our equity accounts related to the historical allocation of earnings to noncontrolling interest in our operating partnership. This adjustment represents a cumulative adjustment which decreased Additional paid in capital by $27.0 million and increased Accumulated distributions in excess of net income and Noncontrolling interest by $24.9 million and $2.1 million, respectively. There is no net impact of these adjustments on Total equity or Consolidated net income of the Company in the current period or any previously reported periods. We deem this out of period adjustment to be immaterial to the current period and all prior periods presented.

In the twelve months ended December 31, 2012, we recorded a $655,000 adjustment to increase the capitalization of land acquisition costs previously expensed. This adjustment represents a cumulative adjustment that was deemed immaterial to Consolidated net income in the current period or any previously reported periods.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made. Approximately $1.3 million of expenses was reclassified from Rental revenues and Other property revenues to Other operating expenses. The reclassifications had no effect on Net income available for MAA common shareholders.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We have early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

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

2.    STOCK BASED COMPENSATION

MAA accounts for its stock based employee compensation plans in accordance with accounting standards governing stock based compensation. These standards require an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award's fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. Any liability awards issued are remeasured at each reporting period.

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

In general, restricted stock is earned based on either a service condition, performance condition, or a market condition, or a combination thereof, and vests ratably over multiple periods. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as EPS or FFO targets and are value based upon the market price of MAA common stock on the date of grant and considers the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.

Compensation expense is generally recognized for service based awards using the straight-line method over the vesting period of the shares regardless of cliff or ratable vesting distinctions. Compensation expense for market and performance based awards is recognized using the accelerated amortization method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end. Additionally, the Company adjusts compensation expense for estimated and actual forfeitures for all awards.

Awards that allow employees to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s statutory minimum tax withholdings upon vesting of the shares require liability accounting and are marked to market each reporting period. Awards that do not allow for share repurchases are classified as equity and are generally valued based on grant date fair value and are not adjusted to market each reporting period.

Total compensation costs under the Plans were approximately $2,214,000, $5,522,000 and $3,033,000 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the total unrecognized compensation cost related to the Plans was approximately $2,513,000. This cost is expected to be recognized over the remaining weighted average period of 1.4 years. Total cash paid for the settlement of plan shares totaled $995,000, $1,604,000, $321,000 for the years ended December 31, 2012, 2011, and 2010 respectively. Information concerning specific grants under the Plans is listed below.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan, or ESPP, provides a means for employees to purchase common stock of MAA at a discounted price. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on the last market day of June and December. The plan determines the purchase price using one of three measurement formulas based on the market activity during the measurement period. The variability caused by the combination of varying number of participants, market price fluctuations and potential changes in formula used each measurement period makes it not possible to reasonably estimate fair value at the grant date. During the years ended December 31, 2012, 2011 and 2010, 6,019 shares, 5,732 shares and 5,279 shares, respectively, were purchased through the ESPP. The plan does not meet the criteria to be a noncompensatory plan and therefore compensation cost of approximately $46,000, $59,000, and $44,000 was recognized for the years ended December 31, 2012, 2011 and 2010, respectively.

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the date of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire ten years from grant date. MAA issues new shares when options are exercised. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method. Volatility is based on the historical volatility of MAA’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. MAA uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during 2012, 2011 or 2010.

No options were exercised or outstanding during the year ended December 31, 2012. Cash received from the exercise of options for the year ended December 31, 2011 and 2010 was approximately $407,000 and $174,000, respectively.

Key Management 2002 Restricted Stock Plan

In 2002, MAA issued 97,881 restricted shares of common stock to key managers and executive officers with a grant date fair value of $25.65 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the day prior to the date of the grant. These shares vest 20% on March 31 of each year for five consecutive years beginning in 2008. Recipients receive dividend payments on the shares of restricted stock prior to vesting. This plan was modified on August 2, 2011 recategorizing 7,316 of the shares previously categorized as a liability to equity due to the discontinuation of a practice allowing participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. No other plan terms were changed. The new grant date fair value for these shares is $69.37 per share.The grant date fair value was determined by the closing trading price of MAA’s shares on the modification date. All remaining shares were earned and issued by the modification date and therefore the valuation was calculated on issued plan shares adjusted for forfeitures based on the historical experience for turnover by the key managers and executive officers. No additional compensation cost was recognized as a result of this modification.

A summary of the status of the Key Management 2002 Restricted Stock Plan nonvested shares as of December 31, 2012, and the changes for the year ended December 31, 2012, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	16,379	$45.17
Granted	—	—
Vested	(16,379)	45.17
Forfeited	—	—
Nonvested at December 31, 2012	—	$—

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested shares granted. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2012, 2011 and 2010 was approximately $740,000, $702,000 and $611,000, respectively.

Director Restricted Stock Plan

Non-employee Directors elected to the Board of Directors receive an annual grant of restricted shares of common stock. The annual grants were equivalent to $40,000 per non-employee Director in 2010, $50,000 per non-employee Director in 2011, and $60,000 per non-employee Director in 2012. Directors have the right to receive their grants either in restricted shares of common stock of MAA that will vest after one year of service on the Board of Directors or have them issued into a deferred compensation plan.

A summary of the status of the Director Restricted Stock Plan nonvested restricted shares of common stock as of December 31, 2012, and the changes for the year ended December 31, 2012, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	2,976	$67.16
Granted and issued	5,340	67.36
Vested	(2,976)	67.16
Forfeited	—	—
Nonvested at December 31, 2012	5,340	$67.36

As of December 31, 2012, there was approximately $166,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.2 years. The total fair value of shares vesting during the years ended December 31, 2012, 2011 and 2010, was approximately $200,000, $200,000 and $120,000, respectively.

Key Management 2008 Restricted Stock Plan

In 2008, the Board of Directors adopted the 2008 Key Management Restricted Stock Plan, or the 2008 Plan, a long-term incentive program for key managers and executive officers. The 2008 Plan consists of both an annual and three year program. Under the annual program participants can earn both service and market based shares of restricted stock. The service based shares are awarded at the beginning of the 2008 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the market based program is based on employment and total shareholder return performance. No shares were earned through the annual market program. Participation in the three year program is limited to the executive officers and awards shares of restricted stock based upon both MAA’s total shareholder return performance over a three year period and that performance in relation to that of MAA’s peers. Any shares earned through the three year program were issued on January 3, 2012 and will vest 25% annually beginning on January 1, 2013. Recipients will receive dividend payments on any restricted shares of common stock earned and issued during the restriction periods. On

July 1, 2008, MAA issued 15,920 restricted shares of common stock under the annual service based program of the 2008 Plan. On January 3, 2012, MAA issued 17,343 restricted shares of common stock under the three year program of the 2008 Plan.

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

This plan was modified on August 2, 2011, recategorizing 6,374 of the shares previously categorized as a liability to equity due to the discontinuation of a practice allowing participants to sell shares of vested restricted stock back to MAA in excess of the amount required to cover the participant’s taxes upon vesting of the shares. No other plan terms were changed. The new grant date fair value for these shares is $69.37 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the modification date as all market conditions had been determined at such time. The measurement period was completed and all earned shares were issued by the modification date and the valuation was calculated on issued plan shares adjusted for forfeitures based on the historical experience for turnover by the key managers and executive officers. No additional compensation cost was recognized as a result of this modification.

A summary of the status of the Key Management 2008 Restricted Stock Plan nonvested restricted shares of common stock as of December 31, 2012, and the changes for the year ended December 31, 2012, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	11,089	$63.20
Issued	17,343	52.69
Vested	(11,492)	56.56
Forfeited	(260)	69.37
Nonvested at December 31, 2012	16,680	$56.75

As of December 31, 2012, there was approximately $234,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The $234,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 1.0 years. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2012 and 2011 was approximately $650,000 and $230,000, respectively. No shares vested or were settled during the years ended December 31, 2010.

Key Management 2010 Restricted Stock Plan

In 2010, the Board of Directors adopted the 2010 Key Management Restricted Stock Plan, or the 2010 Plan, a long-term incentive program for key managers and executive officers. Under the 2010 Plan participants can earn both service and market based shares of restricted stock. The service based shares are awarded at the beginning of the 2010 Plan with the timing of vesting dependent on employment and total shareholder return performance. The earning of restricted shares under the market program is based on employment and total shareholder return performance. Recipients receive dividend payments on any shares of restricted stock earned and issued during the restriction periods. On March 23, 2010, MAA issued 18,171 shares of restricted stock under the service based program of the 2010 Plan. On January 3, 2011, MAA issued 37,002 shares of restricted stock under the market program of the 2010 Plan. All shares, including service shares, vest 50% annually beginning on January 1, 2011.

The fair value of the stock award was estimated on the grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of March 23, 2010 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.14% for 0.25 years to 0.41% for 1.0 year. The dividend yield assumption was 4.52% and was based on the closing stock price of $54.38 on March 23, 2010. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 24.12% for 0.50 years, 27.14% for 0.75 years and 35.65% for 1.00 year. The requisite service period of the 2010 Plan is based on the criteria for the separate programs and is 1.79 years for the service and market based programs. Turnover is based on the historical experience for the key managers and executive officers.

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

A summary of the status of the Key Management 2010 Restricted Stock Plan nonvested restricted shares of common stock as of December 31, 2012, and the changes for the year ended December 31, 2012, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	26,712	$64.88
Issued	—	—
Vested	(26,712)	64.88
Forfeited	—	—
Nonvested at December 31, 2012	—	$—

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2012 and 2011 was approximately $1,733,000 and $1,689,000, respectively. No shares vested or were settled during the year ended December 31, 2010.

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

A summary of the status of the 2010 Executive Restricted Stock Plan nonvested shares as of December 31, 2012, and the changes for the year ended December 31, 2012, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,806	$54.38
Issued	—	—
Vested	(1,172)	54.38
Forfeited	—	—
Nonvested at December 31, 2012	634	$54.38

As of December 31, 2012, there was approximately $8,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.1 years. The total fair value of shares vesting during the years ended December 31, 2012 and 2011 was approximately $64,000 and $49,000, respectively. No shares vested during the year ended December 31, 2010.

Key Management 2011 Restricted Stock Plan

In 2011, the Board of Directors adopted the 2011 Key Management Restricted Stock Plan, or the 2011 Plan, a long-term incentive program for key managers and executive officers. Under the 2011 Plan participants can earn both performance and market based shares of restricted stock. The earning of restricted shares under the performance program is based on employment and relative FFO per share performance. The earning of restricted shares under the market program is based on employment and both absolute and relative total shareholder return performance. On March 1, 2012 MAA issued 25,355 shares of restricted stock that vest 50% annually beginning on March 1, 2012. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods.

The fair value of the performance based stock award was estimated using the grant date stock price of $63.96 and the probability of MAA reaching the plan’s FFO targets. The fair value of the market based stock award was estimated on the grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of January 3, 2011 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.13% for 0.25 years to 0.28% for 1.0 year. The dividend yield assumption was 3.92% for MAA and was based on the closing stock price of $63.96 on January 3, 2011. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 22.56% for six months, 24.14% for nine months and 23.46% for twelve months. The requisite service period of the 2011 Plan is based on the criteria for the separate programs and is 2.2 years. Turnover is based on the historical experience for the key managers and executive officers.

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

A summary of the status of the 2011 Plan nonvested shares as of December 31, 2012, and the changes for the year ended December 31, 2012, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	—	$—
Issued	25,355	68.68
Vested	(13,559)	68.62
Forfeited	(775)	69.37
Nonvested at December 31, 2012	11,021	$68.72

As of December 31, 2012, there was approximately $89,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA’s policy is to recognize compensation cost over the requisite service period for each portion of an award which contains a market or performance condition. The $89,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 0.1 years. The total fair value of shares vesting during the year ended December 31, 2012 was approximately $930,000. No equity shares vested and no liabilities settled during the years ended December 31, 2011 and 2010.

Key Management 2012 Restricted Stock Plan

In 2012, the Board of Directors adopted the 2012 Key Management Restricted Stock Plan, or the 2012 Plan, a long-term incentive program for key managers and executive officers. Under the 2012 Plan participants can earn both service and market based shares of restricted stock. The earning of restricted shares under the market program is based on employment and both absolute and relative total shareholder return performance during 2012. Any market and service based shares earned will be issued on January 10, 2013 and will vest 25% annually beginning on January 10, 2014. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods.

The fair value of the market stock award was estimated on the January 3, 2012 grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of January 3, 2012 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.00% for 0.25 years to 0.17% for 1.0 year. The dividend yield assumption was 4.19% for MAA and was based on the closing stock price of $62.55 on December 30, 2011. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. Volatility for MAA was 31.17% for one year, and 29.65% for two years. The requisite service period of the 2012 Plan is based on the criteria for the separate programs according to the four year vesting schedule. Turnover is based on the historical experience for the key managers and executive officers.

As of December 31, 2012, there was approximately $2,017,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA's policy is to recognize compensation cost over the requisite service period for each portion of an award. The $2,017,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 1.6 years. No shares were issued or have vested as of December 31, 2012.

3.    REAL ESTATE JOINT VENTURES

In 2007, MAA entered into a joint venture, Mid-America Multifamily Fund I, LLC, or Fund I, with institutional capital in which we own a 33.33% interest. In 2008, Fund I owned two properties with a combined total of 626 units. MAA does not expect to make further investments through Fund I.

In 2009, MAA entered into a joint venture, Mid-America Multifamily Fund II, LLC, or Fund II, with institutional capital in which we also own a 33.33% interest. As of December 31, 2012, Fund II had owned four properties with a combined total of 1,156 units.

In 2012, MAA entered into a joint venture, Mid-America Multifamily Fund III, LLC, or Fund III, with institutional capital in which we also own a 33.33% interest. As of December 31, 2012, Fund III had not acquired any properties.

The income, contributions, distributions and ending investment balances related to MAA’s joint ventures consisted of the following for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	2012
	Fund I	Fund II	Fund III	Total
Joint venture (loss) gain	$(413)	$190	$—	$(223)
Gain on joint venture asset dispositions	—	4,146	—	4,146
Management fee income	281	618	—	899
Asset and acquisition fees	225	121	—	346

Contributions to joint venture	(74)	(139)	(5)	(218)
Distributions from joint venture	183	12,167	—	12,350

Investment in at December 31	4,727	105	5	4,837
Advances to at December 31	—	—	—	—

	2011
	Fund I	Fund II	Fund III	Total
Joint venture (loss) gain	$(419)	$(188)	$—	$(607)
Gain on joint venture asset dispositions	—	14	—	14
Management fee income	275	742	—	1,017
Asset and acquisition fees	231	322	—	553

Contributions to joint venture	(85)	(1,425)	—	(1,510)
Distributions from joint venture	164	1,238	—	1,402

Investment in at December 31	5,249	11,757	—	17,006
Advances to at December 31	—	—	—	—

	2010
	Fund I	Fund II	Fund III	Total
Joint venture (loss) gain	$(555)	$(594)	$—	$(1,149)
Gain (loss) on joint venture asset dispositions	1	(359)	—	(358)
Management fee income	259	421	—	680
Asset and acquisition fees	235	573	—	808

Contributions to joint venture	(88)	(12,042)	—	(12,130)
Distributions from joint venture	93	1,642	—	1,735

Investment in at December 31	5,747	11,758	—	17,505
Advances to at December 31	—	—	—	—

4.    BORROWINGS

MAA maintains a total of $884.2 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, or FNMA Facilities. The FNMA Facilities provide for both fixed and variable rate borrowings and have FNMA rate tranches with maturities from 2013 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for MAA, has historically approximated three-month LIBOR less an average of 0.17% over the life of the FNMA Facilities, plus a fee of 0.49% to 0.67%. Borrowings under the FNMA Facilities totaled $605.0 million at December 31, 2012, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $555.0 million under the variable rate portion of the facility at an average rate of 0.8%. The available borrowing capacity at December 31, 2012, was $605.0 million. Commitment fees related to our unused FNMA Facilities totaled $362,000 for the year ended December 31, 2012. MAA has 9 interest rate swap agreements, totaling a notional amount of $275 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the FNMA Facilities at approximately 4.5%. The interest rate swaps have maturities between 2013 and 2015. The swaps are highly effective and are designed as cash flow hedges. MAA has also entered into 22 interest rate caps totaling a notional amount of $273 million which are designed to cap a portion of the FNMA Facilities. These interest rate caps have maturities between 2013 and 2018 and eleven are set at 6.0%, nine set at 4.5%, and two set at 5.0%. The FNMA Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

MAA has a $200.0 million credit facility with Freddie MAC, or Freddie Mac Facility. At December 31, 2012, MAA had $198.2 million borrowed against the Freddie Mac Facility at an interest rate of 0.7%. Commitment fees related to our Freddie Mac Facility totaled $3,000 for the year ended December 31, 2012. MAA has 8 interest rate swap agreements, totaling a notional amount of $134.0 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 4.4%. The interest rate swaps expire in 2013 and 2014. MAA has also entered into one interest rate cap totaling a notional amount of $15.0 million which is designated against the Freddie Mac Facility. This interest rate cap has a 2014 maturity and is set at 5.0%.

MAA also maintains a $325.0 million unsecured credit facility with nine banks led by Key Bank National Association (Key Bank). The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 1.05% to 1.85% based on a leveraged based pricing grid. This credit line expires in November 2015 with a one year extension option. At December 31, 2012, MAA had $323.6 million available to be borrowed under the Key Bank Line agreement with $23.0 million borrowed under this facility. Approximately $1.4 million of the facility is used to support letters of credit. Commitment fees related to this facility totaled $739,000 for the year ended December 31, 2012.

Each of MAA’s credit facilities is subject to various covenants and conditions on usage. If MAA were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect MAA’s liquidity. Moreover, if MAA were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on MAA. MAA believes it was in compliance with these covenants and conditions on usage at December 31, 2012.

At December 31, 2012, MAA had $372.4 million million of fixed rate conventional property mortgages with an average interest rate of 4.8% and an average maturity of 2019 and a $15.2 million variable rate mortgage with an embedded cap rate of 7.0% at an interest rate of 3.6% with a maturity in 2015.

At December 31, 2012, MAA had $55.8 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional, secured variable rate debt outstanding at an average interest rate of 0.7%, $213.1 million of capped conventional, secured variable rate debt at an average interest rate of 1.0%, and $90.5 million of capped tax-free variable rate debt at an average rate of 0.9%. The interest rate on all other secured debt, totaling $831.4 million, was hedged or fixed at an average interest rate of 5.0%. Additionally, MAA had $460.0 million of senior unsecured notes and term loans fixed at an average interest rate of 3.8% and a $23.0 million variable rate credit facility with an average interest rate of 1.5%.

As of December 31, 2012, the weighted average interest rate on MAA’s debt was 3.8%.

The following table summarizes MAA’s indebtedness at December 31, 2012, (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$372,382	4.8%	8/29/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	409,000	5.3%	2/3/2014
Total fixed rate secured debt	831,382	5.0%	10/10/2016

Variable Rate Secured Debt (1)
FNMA conventional credit facilities	189,721	0.8%	4/20/2016
FNMA tax-free credit facilities	90,298	0.9%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	12/10/2015
Total variable rate secured debt	359,466	0.9%	10/18/2019

Total Secured Debt	$1,190,848	3.8%	9/8/2017

Unsecured Debt
Variable rate credit facility	23,000	1.5%	11/1/2015
Term loan fixed with swaps	150,000	2.4%	3/1/2017
Fixed rate senior private placement bonds	310,000	4.5%	7/27/2021
Total Unsecured Debt	$483,000	3.7%	12/5/2019

Total Outstanding Debt	$1,673,848	3.8%	5/2/2018

(1) Includes capped balances

The following table summarizes interest rate ranges and maturity of MAA’s indebtedness at December 31, 2012 and the balance of MAA’s indebtedness at December 31, 2011 (dollars in millions):

	At December 31, 2012
	Actual Interest Rates	Current Average Interest Rate	Maturity	Balance	Balance at December 31, 2011
Fixed Rate:
Taxable Secured	3.51 - 6.21%	4.82%	2014-2035	$422.4	$403.0
Unsecured	3.15 - 5.57%	4.51%	2017-2024	310.0	135.0
Interest rate swaps	4.38 - 6.63%	5.57%	2013-2017	559.0	576.8
				$1,291.4	$1,114.8
Variable Rate: (1)
Taxable	0.66 - 1.13%	0.73%	2013-2033	70.9	264.3
Interest rate caps	0.72 - 0.94%	0.86%	2013-2033	288.5	270.7
Unsecured	1.46%	1.46%	2015	23.0	—
				$382.4	$535.0
				$1,673.8	$1,649.8

(1)
Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2012, and 2011, respectively which results in MAA paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap. Rates and maturities for capped balances are for the underlying debt, unless the strike rate has been reached.

The following table includes scheduled principal repayments on the borrowings at December 31, 2012, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2013	$5,217	$1,486	$6,703
2014	4,868	369,413	374,281
2015	4,493	193,936	198,429
2016	5,138	82,953	88,091
2017	6,966	155,478	162,444
Thereafter	15,701	828,199	843,900
	$42,383	$1,631,465	$1,673,848

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, we recorded ineffectiveness of $39,000, $188,000 and $235,000, respectively, as an increase to interest expense attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the year ended December 31, 2012, we also had 6 interest rate caps with a total notional amount of $31.7 million, (four of these caps with a collective notional amount of $23.8 million matured during the fourth quarter of 2012), where only the changes in intrinsic value are recorded in Accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the years ended December 31, 2012, 2011 and 2010, we recorded losses of less than $1,000, $7,000 and $34,000, respectively, due to changes in the time value of these interest rate caps.

Amounts reported in Accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to Interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $15.2 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2012 we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	14	$232,576,000
Interest Rate Swaps	20	$559,000,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $66,000 and $24,000 for the years ended December 31, 2012 and 2011, respectively. We did not have any derivatives not designated as hedges for the year ended December 31, 2010.

As of December 31, 2012 we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	9	$55,875,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, respectively: (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		31-Dec-12	31-Dec-11		31-Dec-12	31-Dec-11
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$245	$975	Fair market value of interest rate swaps	$21,423	$33,095

Total derivatives designated as hedging instruments		$245	$975		$21,423	$33,095

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$43	$43		$—	$—

Total derivatives not designated as hedging instruments		$43	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, respectively: (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Years ended December 31,	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate contracts	$(8,411)	$(14,012)	$(35,539)	Interest expense	$(20,113)	$(27,639)	$(34,021)	Interest expense	$(39)	$(195)	$(269)

Total derivatives in cash flow hedging relationships	$(8,411)	$(14,012)	$(35,539)		$(20,113)	$(27,639)	$(34,021)		$(39)	$(195)	$(269)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the year ended December 31,		2012	2011	2010

Interest rate products	Interest income/(expense)	$(66)	$(24)	$—

Total		$(66)	$(24)	$—

Credit-risk-related Contingent Features

As of December 31, 2012, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $23.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $21.4 million at December 31, 2012.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2012, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $12.3 million.

Certain of our derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2012, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $3.2 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $20.3 million as of December 31, 2012.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of December 31, 2012.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the years ended December 31, 2012, 2011, and 2010:

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the year ended December 31,		2012	2011	2010
Beginning balance		$(35,848)	$(48,847)	$(47,435)
Other comprehensive income before reclassifications		(8,411)	(14,012)	(35,539)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	20,113	27,639	34,021
Net current-period other comprehensive income attributable to noncontrolling interest		(1,908)	(628)	106
Net current-period other comprehensive income attributable to MAA		9,794	12,999	(1,412)
Ending balance		$(26,054)	$(35,848)	$(48,847)

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

Fixed rate notes payable at December 31, 2012 and December 31, 2011, totaled $732.4 million and $538.0 million, respectively, and had estimated fair values of $777.8 million and $560.2 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2012 and December 31, 2011. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2012 and December 31, 2011, totaled $941.5 million and $1,111.7 million, respectively, and had estimated fair values of $860.1 million and $1,052.7 million (excluding prepayment penalties), respectively, based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2012 and December 31, 2011.

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

The fair values of interest rate options (caps) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of December 31, 2012 and December 31, 2011 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Derivative financial instruments	$—	$288	$—	$288
Liabilities
Derivative financial instruments	$—	$21,423	$—	$21,423

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Derivative financial instruments	$—	$1,018	$—	$1,018
Liabilities
Derivative financial instruments	$—	$33,095	$—	$33,095

 The fair value estimates presented herein are based on information available to management as of December 31, 2012 and December 31, 2011.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 5.

7.    COMMITMENTS AND CONTINGENCIES

Mid-America is not presently subject to any material litigation nor, to management's knowledge, with advice of legal counsel, is any material litigation threatened against us. We are subject to routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.

MAA had operating lease expense of approximately $15,000, $18,000, and $18,000 for the years ended December 31, 2012, 2011 and 2010, respectively. MAA has commitments of approximately $9,000 in 2013, $10,000 in 2014, and $19,000 thereafter under operating lease agreements outstanding at December 31, 2012. MAA also has commitments of $4.1 million in 2013 and $1.4 million in 2014 under development contract agreements outstanding at December 31, 2012.

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

Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes primarily because of differences in depreciable lives, bases of certain assets and liabilities and in the timing of recognition of earnings upon disposition of properties. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the common shares in 2011 and 2010 and the estimated taxability for 2012:

	2012	2011	2010
Per common share
Ordinary income	$2.16	$1.90	$1.64
Capital gains	0.48	0.33	—
Return of capital	—	0.28	0.82
Total	$2.64	$2.51	$2.46

ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken in tax returns. MAA has identified and examined our tax positions, including our status as a real estate investment trust, for all open tax years through December 31, 2009, and concluded that the full benefit of each tax position taken should be recognized in the financial statements. There have been no significant changes in unrecognized tax benefits following the adoption date.

ASC 740-10-50 requires that an enterprise must calculate interest and penalties related to unrecognized tax benefits. The decision regarding where to classify interest and penalties on the income statement is an accounting policy decision that should be consistently applied. Interest and penalties calculated on any future uncertain tax positions will be presented as a component of income tax expense. No interest and penalties are accrued on our balance sheet as of December 31, 2012 and 2011.

MAA’s tax years that remain subject to examination for U.S. federal purposes range from 2009 through 2011. Our tax years that remain open for state examination vary but range from 2008 through 2011.

9.    SHAREHOLDERS' EQUITY

Noncontrolling Interest

Noncontrolling interest in the accompanying consolidated financial statements relates to the limited partner ownership interest in the Operating Partnership who are the holders of the Class A limited partner units of the Operating Partnership, or Class A Units. Mid-America Apartment Communities, Inc. is the sole general partner of the Operating Partnership and holds all of the outstanding Class B general partner units of the Operating Partnership, or Class B Units. Net income is allocated to MAA and the noncontrolling interest based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A Units or Class B Units changes the ownership percentage of both the noncontrolling interest and Mid-America Apartment Communities, Inc. The issuance of Class B Units generally occurs when Mid-America Apartment Communities, Inc. issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B Units equal to the number of common stock shares issued. At each reporting period, the allocation between Total MAA shareholders’ equity and Noncontrolling interest is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

MAA’s Board of Directors established economic rights in respect to each Class A Unit that were equivalent to the economic rights in respect to each share of MAA common stock. The holders of Class A Units may redeem each of their units in exchange for one share of common stock in MAA or cash, at the option of MAA. At December 31, 2012, a total of 1,731,672 Class A Units were outstanding and redeemable to MAA by the holders of the units for 1,731,672 shares of MAA common stock or approximately $112,125,762, based on the closing price of MAA’s common stock on December 31, 2012 of $64.75 per share, at MAA’s option. At December 31, 2011, a total of 1,937,669 Class A Units were outstanding and redeemable to MAA by the holders of the units for 1,937,669 shares of MAA common stock or approximately $121,201,000, based on the closing price of MAA’s common stock on December 31, 2011 of $62.55 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the Class A Units as the per share distribution MAA pays in respect to the common stock. Operating Partnership net income for 2012, 2011 and 2010 was allocated approximately 4.5%, 5.3% and 6.9%, respectively, to holders of Class A Units and 95.5%, 94.7% and 93.1%, respectively, to MAA as the holder of all Class B Units.

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

Common stock shares totaling 14,260 in 2012, 509,116 in 2011 and 568,323 in 2010 were acquired by shareholders under the DRSPP. MAA did not offer a discount for optional cash purchases in 2012; however, an average discount of 2.0% was offered for optional cash purchases in 2011 and 2010.

At the Market Offering

On November 5, 2009, MAA entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 4,000,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM.

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

During the years ended December 31, 2012, 2011 and 2010, MAA sold 1,155,511 shares, 3,303,273 shares and 5,077,201 shares, respectively, of common stock for net proceeds of $75.9 million, $204.5 million and $274.6 million, respectively, through our ATM programs. The gross proceeds for these issuances were $77.0 million, $207.7 million and $278.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there were 578,015 shares outstanding under our ATM.

On March 2, 2012, MAA closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jeffries & Company, Inc. acted as joint bookrunning managers. This transaction resulted in net proceeds of $120.1 million. No such issuances occurred during 2011 or 2010.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. Through December 31, 2012, MAA has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42.0 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2012 under the plan.

10.     EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2.

401(k) Savings Plan

The Mid-America Apartment Communities, Inc. 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA’s Board of Directors has the discretion to approve matching contributions. MAA’s contribution to this plan was approximately $668,000, $597,000 and $507,000 in 2012, 2011 and 2010, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in MAA’s 401(k) Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and MAA may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in MAA’s 401(k) Plan. MAA’s match to this plan in 2012, 2011 and 2010 was approximately $45,000, $51,000 and $57,000, respectively.

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

During 2012, 2011 and 2010, directors deferred 5,549 shares, 5,328 shares and 4,422 shares of common stock, respectively, with weighted-average grant date fair values of $66.12, $64.55 and $56.90, respectively, into the Directors Deferred Compensation Plan.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares in 2012; however, approximately $78,000 and $143,000 was recorded in accrued expenses and other liabilities at 2011 and 2010, respectively.

Employee Stock Ownership Plan

The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee of MAA is eligible to participate in the ESOP after completing one year of service with MAA. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. MAA contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. MAA did not contribute to the ESOP during 2012, 2011 or 2010. As of December 31, 2012, there were 198,732 shares outstanding with a fair value of $12.9 million.

11.    EARNINGS FROM DISCONTINUED OPERATIONS

The nine communities that MAA sold in 2012 as well as the two properties sold by MAA during 2011 have been classified as discontinued operations in the Consolidated Statements of Operations.

The following table lists the communities that MAA sold in 2012:

Community	Number of Units	Date Sold	Operating Segment
Kenwood Club	320	January 12, 2012	Large market same store
Cedar Mill	276	February 9, 2012	Secondary market same store
Celery Stalk	410	June 7, 2012	Large market same store
Hidden Lake	320	July 25, 2012	Large market same store
Westbury Springs	150	July 25, 2012	Secondary market same store
Park Walk	124	July 26, 2012	Large market same store
TPC Florence	200	August 1, 2012	Secondary market same store
Fairways at Royal Oak	214	August 7, 2012	Secondary market same store
Walden Run	240	November 8, 2012	Large market same store

The following is a summary of earnings from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Revenues:
Rental revenues	$8,054	$20,578	$21,025
Other revenues	974	2,507	2,423
Total revenues	9,028	23,085	23,448
Expenses:
Property operating expenses	5,299	12,662	14,353
Depreciation and amortization	2,507	5,557	5,680
Interest expense	645	1,241	1,364
Total expenses	8,451	19,460	21,397
Income from discontinued operations before gain (loss) on sale	577	3,625	2,051
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	48	(12)	—
Gain (loss) on sale of discontinued operations	41,635	12,799	(2)
Income from discontinued operations	$42,260	$16,412	$2,049

12.    RELATED PARTY TRANSACTIONS

Pursuant to management contracts with MAA’s joint ventures, MAA manages the operations of the joint venture apartment communities for a fee of 4.00% to 4.25% of the revenues of the joint venture. MAA received approximately $899,000, $1,017,000 and $680,000 as management fees from the joint ventures in 2012, 2011 and 2010, respectively. MAA also received approximately $346,000, $426,000 and $360,000 in asset management fees in 2012, 2011 and 2010, respectively, and $3,000, $3,000 and $6,000 in construction management fees in 2012, 2011 and 2010, respectively, from our joint ventures. MAA had receivables from joint ventures totaling $3,100,000, $400,000, and $800,000 as of December 31, 2012, 2011, and 2010, respectively.

13.     SEGMENT INFORMATION

As of December 31, 2012, MAA owned or had an ownership interest in 166 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

Revenues and NOI for each reportable segment for the years ended December 31, 2012, 2011 and 2010, were as follows (dollars in thousands):

	2012	2011	2010 (1)
Revenues
Large Market Same Store	$226,725	$213,800	$194,912
Secondary Market Same Store	193,138	187,202	179,692
Non-Same Store and Other	76,403	28,787	22,721
Total property revenues	496,266	429,789	397,325
Management fee income	899	1,017	680
Total operating revenues	$497,165	$430,806	$398,005

NOI
Large Market Same Store	$132,711	$122,447	$110,548
Secondary Market Same Store	112,867	108,024	102,771
Non-Same Store and Other	51,498	27,565	13,610
Total NOI	297,076	258,036	226,929
Discontinued operations NOI included above	(4,136)	(10,824)	(11,059)
Management fee income	899	1,017	680
Depreciation and amortization	(126,136)	(110,870)	(98,384)
Acquisition expense	(1,581)	(3,319)	(2,512)
Property management expense	(22,084)	(20,700)	(18,035)
General and administrative expense	(13,762)	(18,123)	(12,354)
Interest and other non-property income	430	802	903
Interest expense	(58,751)	(57,415)	(54,632)
Loss on debt extinguishment	(654)	(755)	—
Amortization of deferred financing costs	(3,552)	(2,902)	(2,627)
Net casualty (loss) gain and other settlement proceeds	(6)	(619)	314
Gain on sale of non-depreciable assets	45	1,084	—
Gain on properties contributed to joint ventures	—	—	752
Loss from real estate joint ventures	(223)	(593)	(1,149)
Discontinued operations	42,260	16,412	2,049
Net income attributable to noncontrolling interests	(4,602)	(2,410)	(1,114)
Net income attributable to MAA	$105,223	$48,821	$29,761

(1) The 2010 column shows the segment break down based on the 2011 same store portfolios. A comparison using the 2012 same store portfolio would not be comparative due to the nature of the classifications.

Assets for each reportable segment as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	December 31, 2012	December 31, 2011
Assets
Large Market Same Store	$1,108,827	$1,017,015
Secondary Market Same Store	654,315	668,109
Non-Same Store and Other	949,398	760,132
Corporate assets	38,528	85,212
Total assets	$2,751,068	$2,530,468

14.     BUSINESS COMBINATIONS

During 2012 we acquired properties totaling 2,452 units for a total purchase price of $312.0 million, paid in cash, which does not include land acquired for future development. These acquisitions included $58.0 million recorded to Land, $285.6 million recorded to Buildings and improvements, $0.6 million recorded to Furniture, fixtures, and equipment, $0.5 million of intangibles recorded in Other assets, $2.9 million of fair market value of residential leases recorded in Other assets and $30.3 million liability assumed recorded in Secured notes payable for a total net addition of assets of $317.3 million. These acquisitions account for $17.6 million of consolidated revenue as reported and $3.1 million of consolidated net income as reported for 2012. The unaudited pro forma information set forth below is based on MAA’s historical Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, adjusted to give effect to these transactions as though they occurred at the beginning of the earliest year presented. Pro forma results are not necessarily indicative of future results.

	Pro forma (Unaudited) Period Ended December 31, (in thousands, except per share data)
	2012	2011
Total Revenue (1)	$514,278	$463,779
Net Income available to common shareholders (1)	$114,690	$51,468
Earnings per share, diluted (1)	$2.56	$1.26

(1) Pro forma adjustments for certain acquisitions are excluded as they had no pre-acquisition operating activity in 2011 or 2012.

15.     SUBSEQUENT EVENTS

Acquisitions

On February 1, 2013, we closed on the purchase of the 310-unit Milstead Village apartment community located in Kennesaw (Atlanta), Georgia. This property was previously a part of our Fund I Joint Venture.

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

	Year Ended December 31, 2012
	First	Second	Third	Fourth
Total operating revenues	$116,286	$122,033	$127,452	$131,394
Income from continuing operations before non-operating items	$29,963	$31,064	$31,964	$37,285
Interest expense	$(14,110)	$(14,170)	$(14,698)	$(15,773)
(Loss) from real estate joint ventures	$(31)	$(67)	$(72)	$(53)
Discontinued operations:
Income (loss) from discontinued operations before gain on sale	$484	$467	$(451)	$77
Gain on sale of discontinued operations	$9,429	$12,953	$16,092	$3,161
Consolidated net income	$25,068	$29,472	$32,078	$23,207
Net income attributable to noncontrolling interest	$1,178	$1,312	$1,212	$900
Net income attributable to Mid-America Apartment Communities, Inc.	$23,890	$28,160	$30,866	$22,307
Net income available for common shareholders	$23,890	$28,160	$30,866	$22,307

Per share:
Net income available per common share - basic	$0.60	$0.69	$0.74	$0.53
Net income available per common share - diluted	$0.60	$0.69	$0.74	$0.53
Dividend paid	$0.6600	$0.6600	$0.6600	$0.6600

	Year Ended December 31, 2011
	First	Second	Third	Fourth
Total operating revenues	$101,672	$105,398	$110,696	$113,040
Income from continuing operations before non-operating items	$22,589	$21,603	$24,794	$26,231
Interest expense	$(13,653)	$(13,845)	$(15,183)	$(14,734)
Loss from real estate joint ventures	$(245)	$(178)	$(107)	$(63)
Discontinued operations:
Income from discontinued operations before gain on sale	$988	$984	$806	$847
Gain on sale of discontinued operations	$—	$—	$4,927	$7,872
Consolidated net income	$9,155	$7,680	$14,451	$19,945
Net income attributable to noncontrolling interest	$311	$252	$660	$1,187
Net income attributable to Mid-America Apartment Communities, Inc.	$8,844	$7,428	$13,791	$18,758
Net income available for common shareholders	$8,844	$7,428	$13,791	$18,758

Per share:
Net income available per common share - basic	$0.25	$0.20	$0.37	$0.49
Net income available per common share - diluted	$0.24	$0.20	$0.37	$0.49
Dividend paid	$0.6275	$0.6275	$0.6275	$0.6275

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties into discontinued operations.

MAA
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

														Life used to compute depreciation in latest income statement (20)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2012 (19)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$447	$2,640	$29,289	$31,929	$(1,324)	$30,605	2009	1 - 40
Eagle Ridge	Birmingham, AL	—	(1)	851	7,667	—	3,485	851	11,152	12,003	(5,931)	6,072	1986	1 - 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	2,561	524	7,285	7,809	(3,898)	3,911	1987	1 - 40
Paddock Club Huntsville	Huntsville, AL	—		909	10,152	830	12,552	1,739	22,704	24,443	(10,546)	13,897	1993	1 - 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	1,593	965	14,783	15,748	(5,991)	9,757	1999	1 - 40
Calais Forest	Little Rock, AR	—	(1)	1,026	9,244	—	7,009	1,026	16,253	17,279	(8,962)	8,317	1987	1 - 40
Napa Valley	Little Rock, AR	—	(1)	960	8,642	—	3,865	960	12,507	13,467	(6,808)	6,659	1984	1 - 40
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	606	2,560	25,840	28,400	(940)	27,460	2006	1 - 40
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	26,534	2,626	26,534	29,160	(280)	28,880	2012	1 - 40
Westside Creek I & II	Little Rock, AR	—	(1)	1,271	11,463	—	6,220	1,271	17,683	18,954	(8,673)	10,281	1985	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	674	7,901	27,856	35,757	(4,280)	31,477	2007	1 - 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	554	2,668	15,131	17,799	(1,924)	15,875	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	1,522	12,741	49,223	61,964	(10,572)	51,392	2005	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	5,264	1,024	14,483	15,507	(8,651)	6,856	1985	1 - 40
Marsh Oaks	Atlantic Beach, FL	—		244	2,829	—	1,815	244	4,644	4,888	(3,001)	1,887	1986	1 - 40
Indigo Point	Brandon, FL	—		1,167	10,500	—	3,083	1,167	13,583	14,750	(6,462)	8,288	1989	1 - 40
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	3,322	2,896	29,433	32,329	(14,327)	18,002	1998	1 - 40
Preserve at Coral Square	Coral Springs, FL	—	(4)	9,600	40,004	—	5,947	9,600	45,951	55,551	(13,341)	42,210	1996	1 - 40
Anatole	Daytona Beach, FL	6,967	(7)	1,227	5,879	—	3,374	1,227	9,253	10,480	(5,449)	5,031	1986	1 - 40
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	2,481	1,800	18,360	20,160	(6,814)	13,346	1999	1 - 40
The Retreat at Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	112	2,040	16,450	18,490	(932)	17,558	2009	1 - 40
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	986	4,000	20,481	24,481	(1,185)	23,296	2008	1 - 40
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,197	854	10,697	11,551	(6,419)	5,132	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	6,209	1,533	20,044	21,577	(10,293)	11,284	1987	1 - 40
Lakeside	Jacksonville, FL	—		1,430	12,883	—	8,667	1,430	21,550	22,980	(13,408)	9,572	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	35,052	—	3,319	4,047	38,371	42,418	(12,487)	29,931	2003	1 - 40

Paddock Club Jacksonville	Jacksonville, FL	—		2,292	20,750	—	3,776	2,292	24,526	26,818	(12,382)	14,436	1993	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	2,258	1,411	17,225	18,636	(6,722)	11,914	1998	1 - 40
St. Augustine	Jacksonville, FL	13,235	(17)(18)	2,857	6,475	—	19,507	2,857	25,982	28,839	(9,602)	19,237	1987	1 - 40
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	314	6,417	36,383	42,800	(1,865)	40,935	2009	1 - 40
Woodbridge at the Lake	Jacksonville, FL	—		645	5,804	—	4,364	645	10,168	10,813	(6,495)	4,318	1985	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	8,325	1,678	23,504	25,182	(13,180)	12,002	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	7,473	1,221	27,925	29,146	(14,364)	14,782	1989	1 - 40
Savannahs at James Landing	Melbourne, FL	—		582	7,868	—	5,061	582	12,929	13,511	(7,994)	5,517	1990	1 - 40
Paddock Park Ocala	Ocala, FL	6,772	(3)	2,284	21,970	—	4,477	2,284	26,447	28,731	(14,192)	14,539	1987	1 - 40
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	189	7,880	41,364	49,244	(467)	48,777	2006	1 - 40
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	2,791	893	17,067	17,960	(7,591)	10,369	2000	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	13,193	1,480	17,998	19,478	(9,193)	10,285	1992	1 - 40
Belmere	Tampa, FL	—	(1)	852	7,667	—	4,965	852	12,632	13,484	(8,138)	5,346	1984	1 - 40
Links at Carrollwood	Tampa, FL	—		817	7,355	110	4,869	927	12,224	13,151	(6,501)	6,650	1980	1 - 40
Village Oaks	Tampa, FL	—		2,738	19,055	84	1,185	2,822	20,240	23,062	(2,987)	20,075	2007	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	30,114		6,900	26,613	—	(895)	6,900	25,718	32,618	(3,116)	29,502	2000	1 - 40
High Ridge	Athens, GA	—	(1)	884	7,958	—	2,434	884	10,392	11,276	(5,406)	5,870	1987	1 - 40
Allure at Brookwood	Atlanta, GA	—		11,168	52,758	—	104	11,168	52,862	64,030	(745)	63,285	2008	1 - 40
Allure in Buckhead Village Residential	Atlanta, GA	—		8,633	19,844	—	370	8,633	20,214	28,847	(454)	28,393	2002	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,441	—	2,321	6,875	33,762	40,637	(5,361)	35,276	1994	1 - 40
Bradford Pointe	Augusta, GA	—		772	6,949	—	2,943	772	9,892	10,664	(5,120)	5,544	1986	1 - 40
Shenandoah Ridge	Augusta, GA	—	(1)	650	5,850	8	4,517	658	10,367	11,025	(6,829)	4,196	1982	1 - 40
Westbury Creek	Augusta, GA	3,480	(12)	400	3,626	—	1,712	400	5,338	5,738	(2,858)	2,880	1984	1 - 40
Fountain Lake	Brunswick, GA	—		502	4,551	—	2,824	502	7,375	7,877	(3,782)	4,095	1983	1 - 40
Whisperwood	Columbus, GA	—	(1)	4,286	42,722	—	16,859	4,286	59,581	63,867	(29,941)	33,926	1986	1 - 40
Willow Creek	Columbus, GA	—		614	5,523	—	4,746	614	10,269	10,883	(5,658)	5,225	1974	1 - 40
Terraces at Fieldstone	Conyers, GA	—	(1)	1,284	15,819	—	2,006	1,284	17,825	19,109	(6,740)	12,369	1999	1 - 40
Prescott	Duluth, GA	—	(5)	3,840	24,011	—	1,888	3,840	25,899	29,739	(7,759)	21,980	2001	1 - 40
Lanier	Gainesville, GA	16,312		3,560	22,611	—	2,411	3,560	25,022	28,582	(7,109)	21,473	1998	1 - 40
Lake Club	Gainesville, GA	—	(5)	3,150	18,383	—	1,172	3,150	19,555	22,705	(5,424)	17,281	2001	1 - 40
Whispering Pines	LaGrange, GA	—		823	7,470	(2)	2,668	821	10,138	10,959	(5,527)	5,432	1983	1 - 40
Austin Chase	Macon, GA	—		1,409	12,687	—	2,612	1,409	15,299	16,708	(7,518)	9,190	1996	1 - 40
The Vistas	Macon, GA	—		595	5,403	—	1,937	595	7,340	7,935	(4,011)	3,924	1985	1 - 40
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	475	1,500	25,337	26,837	(1,372)	25,465	2009	1 - 40

Georgetown Grove	Savannah, GA	—		1,288	11,579	—	2,424	1,288	14,003	15,291	(6,951)	8,340	1997	1 - 40
Oaks at Wilmington Island	Savannah, GA	—	(4)	2,910	25,315	—	1,819	2,910	27,134	30,044	(6,051)	23,993	1999	1 - 40
Wildwood	Thomasville, GA	—		438	3,971	371	5,848	809	9,819	10,628	(5,349)	5,279	1982	1 - 40
Three Oaks	Valdosta, GA	—		462	4,188	459	7,148	921	11,336	12,257	(6,214)	6,043	1984	1 - 40
Huntington Chase	Warner Robins, GA	—	(4)	1,160	10,437	—	2,308	1,160	12,745	13,905	(5,628)	8,277	1997	1 - 40
Southland Station	Warner Robins, GA	—		1,470	13,284	—	3,449	1,470	16,733	18,203	(8,998)	9,205	1988	1 - 40
Terraces at Townelake	Woodstock, GA	—	(1)	1,331	11,918	1,688	20,226	3,019	32,144	35,163	(14,801)	20,362	1999	1 - 40
Fairways at Hartland	Bowling Green, KY	—		1,038	9,342	—	3,161	1,038	12,503	13,541	(6,737)	6,804	1996	1 - 40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	1,665	2,024	33,190	35,214	(11,862)	23,352	2000	1 - 40
Lakepointe	Lexington, KY	—	(1)	411	3,699	—	2,188	411	5,887	6,298	(3,631)	2,667	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	3,065	694	9,307	10,001	(5,689)	4,312	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	4,232	900	12,329	13,229	(7,551)	5,678	1989	1 - 40
Stonemill Village	Louisville, KY	—		1,169	10,518	—	8,103	1,169	18,621	19,790	(10,861)	8,929	1985	1 - 40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	4,587	1,535	18,413	19,948	(10,554)	9,394	1989	1 - 40
Pear Orchard	Jackson, MS	—	(1)	1,351	12,168	—	7,500	1,351	19,668	21,019	(11,676)	9,343	1985	1 - 40
Reflection Pointe	Jackson, MS	5,854	(8)	710	8,770	138	6,857	848	15,627	16,475	(8,915)	7,560	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—	(1)	676	6,284	—	2,131	676	8,415	9,091	(2,807)	6,284	1974	1 - 40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	2,864	778	9,877	10,655	(5,816)	4,839	1989	1 - 40
Sutton Place	Southaven, MS	—	(1)	894	8,053	—	3,504	894	11,557	12,451	(6,774)	5,677	1991	1 - 40
Market Station	Kansas City, MO	—		5,814	46,241	—	41	5,814	46,282	52,096	(359)	51,737	2010	1 - 40
Hermitage at Beechtree	Cary, NC	—		900	8,099	—	4,619	900	12,718	13,618	(6,700)	6,918	1988	1 - 40
Waterford Forest	Cary, NC	—	(5)	4,000	20,250	—	2,149	4,000	22,399	26,399	(6,167)	20,232	1996	1 - 40
1225 South Church I	Charlotte, NC	—		4,780	22,342	—	162	4,780	22,504	27,284	(1,254)	26,030	2010	1 - 40
Hue	Raleigh, NC	—		3,690	29,910	—	1,250	3,690	31,160	34,850	(2,086)	32,764	2009	1 - 40
Preserve at Brier Creek	Raleigh, NC	—		5,850	21,980	(19)	22,471	5,831	44,451	50,282	(8,610)	41,672	2004	1 - 40
Providence at Brier Creek	Raleigh, NC	—		4,695	29,007	—	702	4,695	29,709	34,404	(4,630)	29,774	2007	1 - 40
Corners, The	Winston-Salem, NC	—		685	6,165	—	2,793	685	8,958	9,643	(5,907)	3,736	1982	1 - 40
Colony at South Park	Aiken, SC	—	(1)	862	7,867	—	1,610	862	9,477	10,339	(3,285)	7,054	1982	1 - 40
Woodwinds	Aiken, SC	—	(1)	503	4,540	—	2,197	503	6,737	7,240	(3,601)	3,639	1988	1 - 40
Tanglewood	Anderson, SC	—		427	3,853	—	3,103	427	6,956	7,383	(4,221)	3,162	1980	1 - 40
Fairways, The	Columbia, SC	7,701	(9)	910	8,207	—	2,819	910	11,026	11,936	(6,565)	5,371	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	3,666	1,840	20,226	22,066	(10,682)	11,384	1991	1 - 40
Highland Ridge	Greenville, SC	—	(1)	482	4,337	—	2,251	482	6,588	7,070	(3,648)	3,422	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	3,511	1,304	15,251	16,555	(8,691)	7,864	1987	1 - 40

Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	1,846	1,200	12,646	13,846	(6,699)	7,147	1996	1 - 40

Park Haywood	Greenville, SC	—	(1)	325	2,925	35	4,534	360	7,459	7,819	(4,795)	3,024	1983	1 - 40
Spring Creek	Greenville, SC	—	(1)	597	5,374	(14)	2,808	583	8,182	8,765	(4,968)	3,797	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	8,365	(6) (18)	1,085	7,269	(2)	5,858	1,083	13,127	14,210	(7,705)	6,505	1988	1 - 40
535 Brookwood	Simpsonville, SC	13,657		1,216	18,666	—	423	1,216	19,089	20,305	(1,660)	18,645	2008	1 - 40
Park Place	Spartanburg, SC	—	(1)	723	6,504	—	2,852	723	9,356	10,079	(5,113)	4,966	1987	1 - 40
Farmington Village	Summerville, SC	15,200		2,800	26,295	—	564	2,800	26,859	29,659	(4,813)	24,846	2007	1 - 40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,632	—	2,386	1,131	13,018	14,149	(4,644)	9,505	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	8,954	—	2,020	972	10,974	11,946	(3,903)	8,043	1987	1 - 40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	2,979	217	4,936	5,153	(3,083)	2,070	1986	1 - 40
Windridge	Chattanooga, TN	5,465	(13)	817	7,416	—	3,602	817	11,018	11,835	(5,772)	6,063	1984	1 - 40
Oaks, The	Jackson, TN	—	(1)	177	1,594	12	2,105	189	3,699	3,888	(2,343)	1,545	1978	1 - 40
Post House Jackson	Jackson, TN	5,071	(21)	443	5,078	—	4,009	443	9,087	9,530	(4,854)	4,676	1987	1 - 40
Post House North	Jackson, TN	3,360	(10)	381	4,299	(57)	2,627	324	6,926	7,250	(4,222)	3,028	1987	1 - 40
Bradford Chase	Jackson, TN	—	(1)	523	4,711	—	1,904	523	6,615	7,138	(4,084)	3,054	1987	1 - 40
Woods at Post House	Jackson, TN	4,476		240	6,839	—	2,468	240	9,307	9,547	(5,955)	3,592	1997	1 - 40
Greenbrook	Memphis, TN	28,394		2,100	24,468	25	25,446	2,125	49,914	52,039	(33,027)	19,012	1978	1 - 40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	8,730	1,148	19,067	20,215	(10,200)	10,015	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	13,570	1,498	34,053	35,551	(19,266)	16,285	1992	1 - 40
Park Estate	Memphis, TN	—		178	1,141	—	4,583	178	5,724	5,902	(4,163)	1,739	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	36,255	3,407	52,298	55,705	(17,789)	37,916	2000	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	2,027	915	16,801	17,716	(6,479)	11,237	1999	1 - 40
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	542	4,950	28,595	33,545	(1,151)	32,394	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	18,821		3,456	22,443	—	450	3,456	22,893	26,349	(1,961)	24,388	2008	1 - 40
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	6,504	1,191	17,243	18,434	(9,893)	8,541	1986	1 - 40
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	4,009	2,963	37,682	40,645	(12,846)	27,799	2001	1 - 40
Monthaven Park	Nashville, TN	—		2,736	28,902	—	3,647	2,736	32,549	35,285	(10,716)	24,569	2000	1 - 40
Park at Hermitage	Nashville, TN	6,645	(14)(18)	1,524	14,800	—	7,168	1,524	21,968	23,492	(12,960)	10,532	1987	1 - 40
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	49,672	6,670	49,672	56,342	(480)	55,862	2012	1 - 40
Verandas at Sam Ridley	Nashville, TN	23,165		3,350	28,308	—	500	3,350	28,808	32,158	(2,384)	29,774	2009	1 - 40
Northwood	Arlington, TX	—		886	8,051	—	1,720	886	9,771	10,657	(3,457)	7,200	1980	1 - 40
Balcones Woods	Austin, TX	—		1,598	14,398	—	9,769	1,598	24,167	25,765	(13,652)	12,113	1983	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—	(4)	3,150	11,393	—	2,448	3,150	13,841	16,991	(4,259)	12,732	1996	1 - 40
Legacy at Western Oaks	Austin, TX	32,461		9,100	49,339	—	413	9,100	49,752	58,852	(1,247)	57,605	2001	1 - 40

Silverado	Austin, TX	—		2,900	24,009	—	1,402	2,900	25,411	28,311	(6,109)	22,202	2003	1 - 40
Stassney Woods	Austin, TX	4,050	(15)(18)	1,621	7,501	—	5,502	1,621	13,003	14,624	(7,971)	6,653	1985	1 - 40
Travis Station	Austin, TX	3,585	(16)(18)	2,281	6,169	—	6,245	2,281	12,414	14,695	(6,955)	7,740	1987	1 - 40
Woods, The	Austin, TX	—		1,405	12,769	—	5,036	1,405	17,805	19,210	(6,065)	13,145	1977	1 - 40
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	3,241	988	12,134	13,122	(6,213)	6,909	1986	1 - 40
Deer Run	Dallas, TX	—		1,252	11,271	—	4,026	1,252	15,297	16,549	(8,011)	8,538	1985	1 - 40
Grand Courtyard	Dallas, TX	—	(4)	2,730	22,240	—	1,640	2,730	23,880	26,610	(5,729)	20,881	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	679	5,016	41,770	46,786	(1,791)	44,995	2008	1 - 40
Watermark	Dallas, TX	—	(5)	960	14,438	—	1,220	960	15,658	16,618	(4,792)	11,826	2002	1 - 40
La Valencia at Starwood	Frisco, TX	22,085		3,240	26,069	—	407	3,240	26,476	29,716	(2,134)	27,582	2009	1 - 40
Legacy Pines	Houston, TX	—		2,157	19,066	(15)	2,987	2,142	22,053	24,195	(7,930)	16,265	1999	1 - 40
Reserve at Woodwind Lakes	Houston, TX	12,077		1,968	19,928	—	2,562	1,968	22,490	24,458	(5,237)	19,221	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	2,681	2,061	18,511	20,572	(4,121)	16,451	1996	1 - 40
Ranchstone	Houston, TX	—	(4)	1,480	14,807	—	1,865	1,480	16,672	18,152	(3,499)	14,653	1996	1 - 40
Cascade at Fall Creek	Humble, TX	—		3,230	19,926	—	791	3,230	20,717	23,947	(3,681)	20,266	2007	1 - 40
Chalet at Fall Creek	Humble, TX	—	(4)	2,755	20,085	—	560	2,755	20,645	23,400	(4,076)	19,324	2006	1 - 40
Bella Casita at Las Colinas	Irving, TX	—	(5)	2,521	26,432	—	570	2,521	27,002	29,523	(1,922)	27,601	2007	1 - 40
Lane at Towne Crossing	Mesquite, TX	—	(2)	1,311	11,867	(8)	2,376	1,303	14,243	15,546	(4,962)	10,584	1983	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	1,902	1,130	29,960	31,090	(2,459)	28,631	2009	1 - 40
Highwood	Plano, TX	—		864	7,783	—	3,451	864	11,234	12,098	(6,033)	6,065	1983	1 - 40
Los Rios Park	Plano, TX	—	(2)	3,273	28,823	—	3,227	3,273	32,050	35,323	(10,861)	24,462	2000	1 - 40
Boulder Ridge	Roanoke, TX	—	(2)	3,382	26,930	—	4,378	3,382	31,308	34,690	(8,350)	26,340	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	20,991	4,166	20,991	25,157	(2,151)	23,006	2009	1 - 40
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	923	2,380	27,905	30,285	(1,912)	28,373	2009	1 - 40
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	76	5,450	46,034	51,484	(519)	50,965	2010	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	19,319		4,000	24,992	—	994	4,000	25,986	29,986	(2,760)	27,226	2009	1 - 40
Cypresswood Court	Spring, TX	—	(5)	576	5,190	—	3,083	576	8,273	8,849	(5,152)	3,697	1984	1 - 40
Villages at Kirkwood	Stafford, TX	—	(4)	1,918	15,846	—	1,849	1,918	17,695	19,613	(5,418)	14,195	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(5)	539	4,850	—	2,800	539	7,650	8,189	(4,712)	3,477	1984	1 - 40
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	461	5,280	31,802	37,082	(805)	36,277	2002	1 - 40
Seasons at Celebrate Virginia	Fredericksburg, VA	—		6,960	32,083	—	172	6,960	32,255	39,215	(1,188)	38,027	2011	1 - 40
Township	Hampton, VA	10,748	(11)	1,509	8,189	—	8,342	1,509	16,531	18,040	(8,751)	9,289	1987	1 - 40
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	1,446	4,930	37,044	41,974	(2,002)	39,972	2003	1 - 40

Total Residential Properties		$350,879	367,228	2,566,089	5,692	715,995	372,920	3,282,084	3,655,004	(1,027,386)	2,627,618
Times Square at Craig Ranch			253	1,310	—	375	253	1,685	1,938	(58)	1,880	2009	1 - 40
Bella Casita at Las Colinas			46	186	—	126	46	312	358	(16)	342	2007	1 - 40
Allure at Buckhead			867	3,465	—	—	867	3,465	4,332	(77)	4,255	2002	1 - 40
1225 South Church			43	199	9	131	52	330	382	(17)	365	2010	1 - 40
Retail Properties	Various		1,209	5,160	9	632	1,218	5,792	7,010	(168)	6,842	Various	1 - 40
South Church Phase II Development			4,832	—	—	19,426	4,832	19,426	24,258	(64)	24,194	N/A	N/A
River's Walk			5,200	—	—	11,526	5,200	11,526	16,726	—	16,726	N/A	N/A
220 Riverside			2,500	—	—	2,084	2,500	2,084	4,584	—	4,584	N/A	N/A
Development Properties			12,532	—	—	33,036	12,532	33,036	45,568	(64)	45,504
Total Properties			380,969	2,571,249	5,701	749,663	386,670	3,320,912	3,707,582	(1,027,618)	2,679,964
Land Held for Future Developments	Various		1,306	—	(101)	—	1,205	—	1,205	—	1,205	N/A	N/A
Commercial Properties	Various		—	—	—	20,920	—	20,920	20,920	(12,855)	8,065	Various	1 - 40
Total Other			1,306	—	(101)	20,920	1,205	20,920	22,125	(12,855)	9,270
	Total Real Estate Assets, net of Joint Ventures		$382,275	$2,571,249	$5,600	$770,583	$387,875	$3,341,832	$3,729,707	$(1,040,473)	$2,689,234

(1)
Encumbered by a $691.8 million FNMA facility, with $495.8 million available and $495.8 million outstanding with a variable interest rate of 1.22% on which there exists in combination with the FNMA facility mentioned in note (2) nine interest rate swap agreements totaling $275 million at an average rate of 5.45% and six interest rate caps totalling $165 million at an average rate of 4.58% at December 31, 2012.

(2)
Encumbered by a $83.2 million FNMA facility, with $0 million available and $0 outstanding with a variable interest rate of 0.00% on which there exists interest rate swaps and caps as mentioned in note (1) at December 31, 2012.

(3)	Phase I of Paddock Park - Ocala is encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2017.

(4)
Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.72% on which there exists eight interest rate swap agreements totaling $134 million at an average rate of 5.51% and a $15 million interest rate cap of 5% at December 31, 2012.

(5)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(6)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.

(7)	Encumbered by $7.0 million in bonds on which there exists a $7.0 million interest rate cap of 6.00% and maturing on October 15, 2017.

(8)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2017.

(9)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2017.

(10)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2017.

(11)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate cap of 6.00% and maturing on October 15, 2017.

(12)
Encumbered by $3.5 million in bonds $0.5 million having a variable rate of 1.128% and $3.0 million with a variable rate of 0.908% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

(13)
Encumbered by $5.5 million in bonds $0.5 million having a variable rate of 1.128% and $5.0 million with a variable rate of 0.908% on which there exists a $5.0 million interest rate cap of 6.00% which terminates on May 31, 2013.

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

(18)
Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.84% on which there exists a $11.7 million interest rate cap of 5.00% which terminates on March 1, 2014, and a $6.2 million interest rate cap of 4.50% which terminates on March 1, 2014.

(19)
The aggregate cost for Federal income tax purposes was approximately $3.8 million at December 31, 2012. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(20)
Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of residential leases.

(21)	Encumbered by $5.1 million in bonds on which there exists a $5.1 million interest rate cap of 4.50% which terminates on March 1, 2014.

MAA
Schedule III
Real Estate Investments and Accumulated Depreciation
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Real estate investments:
Balance at beginning of year	$3,379,929	$2,941,261	$2,698,682
Acquisitions (1)	344,869	362,745	278,810
Less: FMV of Leases included in Acquisitions	(3,144)	(3,829)	(1,764)
Improvement and development	134,118	104,705	57,331
Disposition of real estate assets (2)	(126,066)	(24,953)	(91,798)
Balance at end of year	$3,729,706	$3,379,929	$2,941,261

Accumulated depreciation:
Balance at beginning of year	$973,126	$873,903	$773,438
Depreciation	124,691	112,726	101,454
Disposition of real estate assets (2)	(57,344)	(13,503)	(989)
Balance at end of year	$1,040,473	$973,126	$873,903

MAA's consolidated balance sheet at December 31, 2012, 2011, and 2010, includes accumulated depreciation of $12,855,000, $11,402,000, and $9,967,000, respectively, in the caption "Commercial properties, net".

(1) Includes $32 million of non-cash activity related to fair market value of debt assumed.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.