Form 10-Q
period 2013-03-31
MID AMERICA APARTMENT COMMUNITIES INC
filed 2013-05-03
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	April 29, 2013
Common Stock, $0.01 par value	42,723,167

MID-AMERICA APARTMENT COMMUNITIES, INC. (MAA)

MAA
Condensed Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$389,839	$386,670
Buildings and improvements	3,223,326	3,170,413
Furniture, fixtures and equipment	101,214	98,044
Development and capital improvements in progress	51,625	52,455
	3,766,004	3,707,582
Less accumulated depreciation	(1,059,563)	(1,027,618)
	2,706,441	2,679,964

Land held for future development	1,205	1,205
Commercial properties, net	7,875	8,065
Investments in real estate joint ventures	749	4,837
Real estate assets, net	2,716,270	2,694,071

Cash and cash equivalents	8,224	9,075
Restricted cash	649	808
Deferred financing costs, net	12,989	13,842
Other assets	32,770	29,166
Goodwill	4,106	4,106
Total assets	$2,775,008	$2,751,068

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,114,253	$1,190,848
Unsecured notes payable	577,000	483,000
Accounts payable	5,672	4,586
Fair market value of interest rate swaps	17,313	21,423
Accrued expenses and other liabilities	86,436	94,719
Security deposits	6,830	6,669
Total liabilities	1,807,504	1,801,245

Redeemable stock	5,191	4,713

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 42,683,322 and 42,316,398 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (1)	426	422
Additional paid-in capital	1,565,755	1,542,999
Accumulated distributions in excess of net income	(612,128)	(603,315)
Accumulated other comprehensive losses	(21,869)	(26,054)
Total MAA shareholders' equity	932,184	914,052
Noncontrolling interest	30,129	31,058
Total equity	962,313	945,110
Total liabilities and equity	$2,775,008	$2,751,068

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2013 and December 31, 2012 are 75,167 and 72,786, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three months ended March 31, 2013 and 2012
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Operating revenues:
Rental revenues	$122,711	$106,342
Other property revenues	10,479	9,675
Total property revenues	133,190	116,017
Management fee income	177	269
Total operating revenues	133,367	116,286
Property operating expenses:
Personnel	14,682	13,946
Building repairs and maintenance	3,335	3,733
Real estate taxes and insurance	15,987	13,524
Utilities	6,867	6,064
Landscaping	3,041	2,822
Other operating	8,865	8,249
Depreciation and amortization	33,433	29,718
Total property operating expenses	86,210	78,056
Acquisition expense (credit)	10	(634)
Property management expenses	5,331	5,454
General and administrative expenses	3,239	3,447
Income from continuing operations before non-operating items	38,577	29,963
Interest and other non-property income	47	142
Interest expense	(15,716)	(14,110)
(Loss) gain on debt extinguishment/modification	(169)	20
Amortization of deferred financing costs	(804)	(771)
Net casualty gain (loss) after insurance and other settlement proceeds	16	(4)
Income from continuing operations before gain (loss) from real estate joint ventures	21,951	15,240
Gain (loss) from real estate joint ventures	54	(31)
Income from continuing operations	22,005	15,209
Discontinued operations:
Income from discontinued operations before gain on sale	—	484
Net casualty loss after insurance and other settlement proceeds on discontinued operations	—	(54)
Gain on sale of discontinued operations	—	9,429
Consolidated net income	22,005	25,068
Net income attributable to noncontrolling interests	825	1,178
Net income available for MAA common shareholders	$21,180	$23,890

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.50	$0.37
Discontinued property operations	—	0.23
Net income available for common shareholders	$0.50	$0.60

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.50	$0.37
Discontinued property operations	—	0.23
Net income available for common shareholders	$0.50	$0.60

Dividends declared per common share	$0.6950	$0.6600
See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Consolidated net income	$22,005	$25,068
Other comprehensive income:
Unrealized losses from the effective portion of derivative instruments	(179)	(1,300)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	4,545	5,548
Total comprehensive income	26,371	29,316
Less: comprehensive income attributable to noncontrolling interests	(1,003)	(1,378)
Comprehensive income attributable to MAA	$25,368	$27,938

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$22,005	$25,068
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(10)	—
Depreciation and amortization	34,237	31,549
Stock compensation expense	630	814
Redeemable stock issued	159	116
Amortization of debt premium	(225)	(90)
(Gain) loss from investments in real estate joint ventures	(54)	31
Loss (gain) on debt extinguishment	169	(20)
Derivative interest expense	267	164
Gain on sale of discontinued operations	—	(9,429)
Net casualty (gain) loss and other settlement proceeds	(16)	58
Changes in assets and liabilities:
Restricted cash	159	207
Other assets	(3,466)	2,445
Accounts payable	1,086	1,910
Accrued expenses and other	(12,985)	(14,994)
Security deposits	161	82
Net cash provided by operating activities	42,117	37,911
Cash flows from investing activities:
Purchases of real estate and other assets	(32,561)	—
Normal capital improvements	(8,701)	(11,426)
Construction capital and other improvements	(576)	(795)
Renovations to existing real estate assets	(2,187)	(2,934)
Development	(12,240)	(26,745)
Distributions from real estate joint ventures	4,964	459
Contributions to real estate joint ventures	(16)	(51)
Proceeds from disposition of real estate assets	76	28,964
Funding of escrow for future acquisitions	—	(21,585)
Net cash used in investing activities	(51,241)	(34,113)
Cash flows from financing activities:
Net change in credit lines	19,000	(158,802)
Proceeds from notes payable	—	50,000
Principal payments on notes payable	(1,370)	(807)
Payment of deferred financing costs	(120)	(1,397)
Repurchase of common stock	(673)	(1,415)
Proceeds from issuances of common shares	22,058	120,135
Distributions to noncontrolling interests	(1,204)	(1,280)
Dividends paid on common shares	(29,418)	(25,723)
Net cash provided by (used in) financing activities	8,273	(19,289)
Net decrease in cash and cash equivalents	(851)	(15,491)
Cash and cash equivalents, beginning of period	9,075	57,317
Cash and cash equivalents, end of period	$8,224	$41,826

Supplemental disclosure of cash flow information:
Interest paid	$16,400	$16,911
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$443	$28
Accrued construction in progress	$7,126	$10,027
Interest capitalized	$448	$638
Marked-to-market adjustment on derivative instruments	$4,096	$4,084
See accompanying notes to consolidated financial statements.

MAA
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or our, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of March 31, 2013, we owned or owned interests in a total of 166 multifamily apartment communities comprising 49,697 apartments located in 13 states, including one community comprising 316 apartments owned through our joint venture, Mid-America Multifamily Fund I, LLC, and four communities comprising 1,156 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. We also had two development communities and a second phase to an existing community under construction totaling 774 units as of March 31, 2013. A total of 106 units for the development projects were completed as of March 31, 2013, and therefore have been included in the totals above. Total expected costs for the development projects are $101.3 million, of which $56.3 million has been incurred through March 31, 2013. We expect to complete construction on the three projects by the fourth quarter of 2014. Four of our properties include retail components with approximately 107,000 square feet of gross leasable area.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2012 annual consolidated financial statements. The consolidated financial statements presented herein include the accounts of MAA, Mid-America Apartments, L.P, or the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 96% to 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

MAA invests in entities which may qualify as variable interest entities, or VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAA consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

MAA uses the equity method of accounting for its investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not variable interest entities. The factors considered in determining that MAA does not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three-month periods ended March 31, 2013 and 2012, our basic earnings per share is computed using the two-class method; and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended March 31,
	2013	2012
Shares Outstanding
Weighted average common shares - basic	42,354	39,505
Weighted average partnership units outstanding	1,715	1,936
Effect of dilutive securities	80	102
Weighted average common shares - diluted	44,149	41,543

Calculation of Earnings per Share - basic
Income from continuing operations	$22,005	$15,209
Income from continuing operations attributable to noncontrolling interests	(825)	(691)
Income from continuing operations allocated to unvested restricted shares	(20)	(16)
Income from continuing operations available for common shareholders, adjusted	$21,160	$14,502

Income from discontinued operations	$—	$9,859
Income from discontinued operations attributable to noncontrolling interest	—	(488)
Income from discontinued operations allocated to unvested restricted shares	—	(11)
Income from discontinued operations available for common shareholders, adjusted	$—	$9,360

Weighted average common shares - basic	42,354	39,505
Earnings per share - basic	$0.50	$0.60

Calculation of Earnings per Share - diluted
Net income available for common shareholders	$21,180	$23,890
Net income attributable to noncontrolling interests	825	1,178
Net income attributable to discontinued operations	—	(9,859)
Adjusted net income from continuing operations available for common shareholders	$22,005	$15,209

Weighted average common shares - diluted	44,149	41,543
Earnings per share - diluted	$0.50	$0.60
2.           Segment Information
As of March 31, 2013, we owned or had an ownership interest in 166 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale. Also included in non same store communities are non multifamily activities, which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjusting the previous year, which allows us to evaluate full period-over-period operating comparisons. Properties in development or lease-up will be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months.  We utilize net operating income, or NOI, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.
Revenues and NOI for each reportable segment for the three-month periods ended March 31, 2013 and 2012, were as follows (dollars in thousands):

	Three months ended March 31,
	2013	2012
Revenues
Large Market Same Store	$62,703	$59,254
Secondary Market Same Store	51,342	49,647
Non-Same Store and Other	19,145	7,116
Total property revenues	133,190	116,017
Management fee income	177	269
Total operating revenues	$133,367	$116,286

NOI
Large Market Same Store	$37,755	$34,599
Secondary Market Same Store	31,049	29,312
Non-Same Store and Other	11,609	5,605
Total NOI	80,413	69,516
Discontinued operations NOI included above	—	(1,837)
Management fee income	177	269
Depreciation and amortization	(33,433)	(29,718)
Acquisition (expense) credit	(10)	634
Property management expense	(5,331)	(5,454)
General and administrative expense	(3,239)	(3,447)
Interest and other non-property income	47	142
Interest expense	(15,716)	(14,110)
(Loss) gain on debt extinguishment	(169)	20
Amortization of deferred financing costs	(804)	(771)
Net casualty gain (loss) after insurance and other settlement proceeds	16	(4)
Gain (loss) from real estate joint ventures	54	(31)
Discontinued operations	—	9,859
Net income attributable to noncontrolling interests	(825)	(1,178)
Net income attributable to MAA	$21,180	$23,890

Assets for each reportable segment as of March 31, 2013 and December 31, 2012, were as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Assets
Large Market Same Store	$1,279,957	$1,108,827
Secondary Market Same Store	812,641	654,315
Non-Same Store and Other	643,028	949,398
Corporate assets	39,382	38,528
Total assets	$2,775,008	$2,751,068

3.          Equity

Total equity and its components for the three-month periods ended March 31, 2013, and 2012 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2012	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110
Net income			21,180		825	22,005
Other comprehensive income - derivative instruments (cash flow hedges)				4,185	178	4,363
Issuance and registration of common shares	3	22,055				22,058
Shares repurchased and retired	—	(673)				(673)
Shares issued in exchange for units	1	442			(443)	—
Redeemable stock fair market value			(319)			(319)
Adjustment for noncontrolling interest ownership in operating partnership		302			(302)	—
Amortization of unearned compensation		630				630
Dividends on common stock ($0.6950 per share)			(29,674)		—	(29,674)
Dividends on noncontrolling interest units ($0.6950 per unit)					(1,187)	(1,187)
EQUITY BALANCE MARCH 31, 2013	$426	$1,565,755	$(612,128)	$(21,869)	$30,129	$962,313

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2011	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462
Net income			23,890		1,178	25,068
Other comprehensive income - derivative instruments (cash flow hedges)				4,048	200	4,248
Issuance and registration of common shares	20	120,123				120,143
Shares repurchased and retired	—	(1,415)				(1,415)
Shares issued in exchange for units	—	28			(28)	—
Redeemable stock fair market value			(293)			(293)
Adjustment for noncontrolling interest ownership in operating partnership		(3,990)			3,990	—
Amortization of unearned compensation		814				814
Dividends on common stock ($0.6600 per share)			(27,030)		—	(27,030)
Dividends on noncontrolling interest units ($0.6600 per unit)					(1,279)	(1,279)
EQUITY BALANCE MARCH 31, 2012	$409	$1,491,183	$(625,266)	$(31,800)	$29,192	$863,718

4.           Real Estate Acquisitions

On February 1, 2013, we purchased Milstead Village, a 310-unit apartment community located in Kennesaw (Atlanta), Georgia. This property was previously a part of Mid-America Multifamily Fund I, LLC, or Fund I.

5.           Discontinued Operations

During the three-month period ended March 31, 2013, we did not dispose of any properties. Income from continuing operations attributable to MAA was $21.2 million for the three-month period ended March 31, 2013 compared to $14.5 million for the three-month period ended March 31, 2012. For the three-month period ended March 31, 2013, there was no income from discontinued operations attributable to MAA. Income from discontinued operations attributable to MAA was $9.4 million for the three-month period ended March 31, 2012. Income from continuing operations attributable to noncontrolling interest was $0.8 million for the three-month period ended March 31, 2013 compared to $0.7 million for the three-month period ended March 31, 2012. For the three-month period ended March 31, 2013, there was no income from discontinued operations attributable to noncontrolling interest. Income from discontinued operations attributable to noncontrolling interest was $0.5 million for the three-month period ended March 31, 2012.

The following is a summary of discontinued operations for the three-month periods ended March 31, 2013 and 2012, (dollars in thousands):

	Three months ended March 31,
	2013	2012
Revenues
Rental revenues	$—	$3,565
Other revenues	—	417
Total revenues	—	3,982
Expenses
Property operating expenses	—	2,179
Depreciation and amortization	—	1,060
Interest expense	—	259
Total expense	—	3,498
Gain from discontinued operations before gain on sale	—	484
Net loss on insurance and other settlement proceeds on discontinued operations	—	(54)
Gain on sale of discontinued operations	—	9,429
Income from discontinued operations	$—	$9,859

6.           Share and Unit Information

On March 31, 2013, 42,683,322 common shares and 1,707,660 operating partnership units were issued and outstanding, representing a total of 44,390,982 shares and units. At March 31, 2012, 40,940,360 common shares and 1,935,708 operating partnership units were outstanding, representing a total of 42,876,068 shares and units. There were no outstanding options as of March 31, 2013 and March 31, 2012.

On August 26, 2010, we and our Operating Partnership entered into distribution agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to our at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM for a combined total of 6,000,000 shares of our common stock. On February 25, 2013, we and our Operating Partnership entered into distribution agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock with materially the same terms as our previous ATM agreements.

During the three-month period ended March 31, 2013, we issued 325,166 shares through our ATM programs for net proceeds of $22.0 million. The gross proceeds for these issuances were $22.3 million. During the three-month period ended March 31, 2012, we did not issue any shares through our ATM programs. We have 4,174,834 shares remaining under our ATM program as of March 31, 2013.

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120 million after underwriter discounts. The gross proceeds for this offering were approximately $124.1 million. We had no such offerings during the three-month period ended March 31, 2013.

During the three-month period ended March 31, 2013, we issued 141 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in gross proceeds of approximately $10,000. During the three-month period ended March 31, 2012, we issued 120 shares of common stock through the optional cash purchase feature of our DRSPP resulting in gross proceeds of approximately $8,000.

During the three months ended March 31, 2013, 4,582 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2012, 15,565 shares were acquired for these purposes.

7.           Notes Payable

On March 31, 2013 and December 31, 2012, we had total indebtedness of approximately $1.69 billion and $1.67 billion, respectively. Our indebtedness as of March 31, 2013 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan with a variable rate resetting monthly at LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. As of March 31, 2013 the full amount was outstanding under this agreement. In July 2012, we received an investment grade rating (Baa2) from Moody's rating service, which caused the variable rate to reset monthly at LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, our Operating Partnership issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of March 31, 2013, the full amount of the Notes has been funded and is included in our balance sheet.

As of March 31, 2013, approximately 43% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by Freddie Mac.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 18 interest rate swaps and 14 interest rate caps as of March 31, 2013, representing notional amounts totaling $484.0 million and $232.6 million, respectively. We also held 9 non-designated interest rate caps with notional amounts totaling $55.9 million as of March 31, 2013.

The following table summarizes our outstanding debt structure as of March 31, 2013 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$371,116	4.8%	9/2/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	334,000	5.3%	4/22/2014
Total fixed rate secured debt	$755,116	5.0%	2/19/2017
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$189,721	0.8%	7/27/2016
FNMA tax-free credit facilities	89,969	0.9%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	1/1/2016
Total variable rate secured debt	$359,137	0.9%	12/6/2019
Total Secured Debt	$1,114,253	3.7%	1/14/2018

Unsecured Debt
Variable rate credit facility	$117,000	1.5%	11/1/2015
Term loan fixed with swaps	150,000	2.4%	3/1/2017
Fixed rate senior private placement bonds	310,000	4.5%	7/27/2021
Total Unsecured Debt	$577,000	3.4%	4/6/2019

Total Outstanding Debt	$1,691,253	3.6%	6/15/2018

(1) Includes capped balances.

8.           Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to our borrowings, the value of which are determined by changing interest rates, related cash flows and other factors.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 and 2012, we recorded ineffectiveness of $4,000 (decrease to interest expense) and $10,000 (increase to interest expense), respectively, attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

During the three months ended March 31, 2013, we also had two interest rate caps with a total notional amount of $7.9 million, where only the changes in intrinsic value are recorded in accumulated other comprehensive income.  Changes in fair value of these interest rate caps due to changes in time value (e.g. volatility, passage of time, etc.) are excluded from effectiveness testing and are recognized directly in earnings.  During the three months ended March 31, 2013, we had no changes in the time value of these interest rate caps. During the three months ended March 31, 2012, we had a loss of less than $1,000, due to changes in the time value of these interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that an additional $13.4 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	14	$232,576,000
Interest Rate Swaps	18	$484,000,000

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $13,000 for the three months ended March 31, 2013 and a loss of $24,000 for the three months ended March 31, 2012.

As of March 31, 2013, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	9	$55,875,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, respectively. This chart also shows the gross presentation of our derivatives as we do not net assets and liabilities:

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$244	$245	Fair market value of interest rate swaps	$17,313	$21,423

Total derivatives designated as hedging instruments		$244	$245		$17,313	$21,423

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$30	$43		$—	$—

Total derivatives not designated as hedging instruments		$30	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2013 and 2012 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31,	2013	2012		2013	2012		2013	2012

Interest rate contracts	$(179)	$(1,300)	Interest expense	$(4,545)	$(5,548)	Interest expense	$4	$(11)

Total derivatives in cash flow hedging relationships	$(179)	$(1,300)		$(4,545)	$(5,548)		$4	$(11)

Derivatives Not Designated as Hedging Instruments
Three months ended March 31,

Interest rate products						Interest expense	$(13)	$(24)

Total							$(13)	$(24)

Credit-Risk-Related Contingent Features

As of March 31, 2013, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $19.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $17.3 million at March 31, 2013.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2013, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $10.4 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2013, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $2.9 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $16.2 million as of March 31, 2013.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of March 31, 2013.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the three months ended March 31, 2013, and 2012:

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the three months ended March 31,		2013	2012
Beginning balance		$(26,054)	$(35,848)
Other comprehensive income before reclassifications		(179)	(1,300)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	4,545	5,548
Net current-period other comprehensive income attributable to noncontrolling interest		(181)	(200)
Net current-period other comprehensive income attributable to MAA		4,185	4,048
Ending balance		$(21,869)	$(31,800)

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

Fixed rate notes payable at March 31, 2013 and December 31, 2012, totaled $731 million and $732 million, respectively, and had estimated fair values of $782 million and $778 million (excluding prepayment penalties), respectively, as of March 31, 2013 and December 31, 2012. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2013 and December 31, 2012, totaled $960 million and $941 million, respectively, and had estimated fair values of $882 million and $860 million (excluding prepayment penalties), respectively, as of March 31, 2013 and December 31, 2012. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of March 31, 2013 and December 31, 2012 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				March 31, 2013
Assets
Derivative financial instruments	$—	$274	$—	$274
Liabilities
Derivative financial instruments	$—	$17,313	$—	$17,313

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2012
Assets
Derivative financial instruments	$—	$288	$—	$288
Liabilities
Derivative financial instruments	$—	$21,423	$—	$21,423

The fair value estimates presented herein are based on information available to management as of March 31, 2013 and December 31, 2012.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income, or AOCI, by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In January 2013, the FASB issued ASU, No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2013-01 during the period ended March 31, 2013. The adoption of ASU 2013-01 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 during the reporting period ended December 31, 2011, and this changed the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and changes to our presentation are the same as noted in ASU 2011-05 above.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in ASU 2011-04. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 for the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

11. Subsequent Events

Real Estate Acquisitions

On May 1, 2013, we closed on the purchase of the 316-unit Greenwood Forest apartment community located in Greenwood Forest (Houston), Texas. This property was previously a part of Fund I.

Financings

On April 23, 2013, we entered into three LIBOR-based forward swaps intended to hedge the interest rate on planned future financings with a total notional amount of $150 million.

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

Forward Looking Statements

Mid-America Apartment Communities, Inc. considers this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

We record gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, we remove the assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For properties contributed to our joint ventures, we record gains on the partial sale in proportion to the outside partners’ interest in the joint venture.

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

We allocate the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the property as if it were vacant, based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized NOI and market specific capitalization and discount rates.

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired on each of its property acquisitions are approximately at market rates since the residential lease terms generally do not extend beyond one year.

Our policy is to expense the costs incurred to acquire properties in the period these costs occur. Acquisition costs include appraisal fees, title fees, broker fees, and other legal costs to acquire the property. These costs are recorded in our Statement of Operations under the line Acquisition expenses.

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

We measure ineffectiveness using the change in the variable cash flows method or the hypothetical derivative method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings.  The change in fair value of the interest rate swaps and the intrinsic value or fair value of interest rate caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

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

Overview of the Three Months Ended March 31, 2013

We experienced an increase in income from continuing operations for the three months ended March 31, 2013 over the three months ended March 31, 2012 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.8% increase in our large market same store segment, a 3.4% increase in our secondary market same store segment and a 169.0% increase in our non-same store and other segment, which was primarily a result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations.

As of March 31, 2013, our wholly-owned portfolio consisted of 48,225 apartment units in 161 communities, compared to 46,424 apartment units in 160 communities at March 31, 2012. For these communities, the average effective rent per apartment unit, excluding units in lease-up, increased to $861.76 per unit at March 31, 2013 from $805.00 per unit at March 31, 2012.  For these same communities, overall occupancy at March 31, 2013 and 2012 was 96.1% and 96.3%, respectively. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

The following is a discussion of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2013 and 2012.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three-Month Period Ended March 31, 2013 to the Three-Month Period Ended March 31, 2012

Property revenues for the three months ended March 31, 2013 were approximately $133.2 million, an increase of approximately $17.2 million from the three months ended March 31, 2012 due to (i) a $3.5 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $1.7 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $12.0 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2013 were approximately $52.8 million, an increase of approximately $4.4 million from the three months ended March 31, 2012 due primarily to (i) an increase in property operating expenses of $0.3 million from our large market same store group, (ii) a decrease of $0.1 million from our secondary market same store group, and (iii) an increase of $4.2 million from our non-same store and other group, primarily as a result of acquisitions. The increase in the large market same store group is mainly the result of increases in real estate taxes. The decrease in the secondary market same store group is mainly the result of decreases in building repairs and maintenance. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the three months ended March 31, 2013 was approximately $33.4 million, an increase of approximately $3.7 million from the three months ended March 31, 2012 primarily due to (i) a decrease in depreciation and amortization expense of $0.1 million from our large market same store group, (ii) a decrease of $0.1 million from our secondary market same store group, and (iii) an increase of $3.9 million from our non-same store and other group, mainly as a result of acquisitions.
Acquisition credit for the three months ended March 31, 2012 was approximately $0.6 million due to a correction of land acquisition costs. There was no material acquisition expense or credit for the three months ended March 31, 2013.

Interest expense increased by approximately $1.6 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of an increase in our average debt outstanding of approximately $84.4 million.

For the three months ended March 31, 2012, we recorded total gain on sale of discontinued operations of approximately $9.4 million. There was no material gain (loss) on sale of discontinued operations during the three months ended March 31, 2013.

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $2.7 million in the three months ended March 31, 2013 from the three months ended March 31, 2012.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income (computed in accordance with GAAP) excluding extraordinary items, net income attributable to noncontrolling interest, asset impairment, gains or losses on disposition of real estate assets, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trusts, or NAREIT, definition. Disposition of real estate assets includes sales of discontinued operations.

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

The following table is a reconciliation of FFO to net income available for MAA common shareholders for the three month periods ended March 31, 2013, and 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012
Net income available for MAA common shareholders	$21,180	$23,890
Depreciation and amortization of real estate assets	32,834	29,136
Depreciation and amortization of real estate assets of discontinued operations	—	1,114
Gain on sales of discontinued operations	—	(9,429)
Depreciation and amortization of real estate assets of real estate joint ventures	380	557
Net income attributable to noncontrolling interests	825	1,178
Funds from operations	$55,219	$46,446

FFO for the three-month period ended March 31, 2013 increased by approximately $8.8 million, respectively, from the three-month period ended March 31, 2012 primarily as a result of the increases in property revenues of approximately $17.2 million discussed above that was only partially offset by the $4.4 million increase in property operating expenses, excluding depreciation and amortization.

Trends

During the three-month period ended March 31, 2013, rental demand for apartments continued to be strong, as it was throughout 2012. This strength was evident on two fronts: same store physical occupancy during the quarter ended March 31, 2013 remained consistent with the quarter ended March 31, 2012, ending at over 96% for both periods; and pricing continued to increase on both new leases and renewals signed during the three-month period ended March 31, 2013 as compared to the three-month period ended December 31, 2012 and the three-month period ended March 31, 2012. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a below average pace.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2013, we were invested in approximately 50 markets, with 58.5% of our gross assets in large markets and 41.5% of our gross assets in select secondary markets.

We also continued to benefit in the first quarter of 2013 on the supply side. New supply of rental units entering the market was low, running below historical new supply delivery averages. Multifamily permitting did pick up in 2012 and continued in the first quarter of 2013. We believe this permitting will ultimately lead to an increase in supply, but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.

Our focus continues to be on increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, same store effective monthly rent per unit for the three-month period ended March 31, 2013 was higher than the three-month period ended March 31, 2012 by 4.7%. With strong occupancy in place heading into the typically busy spring and summer leasing season, this pricing power is likely poised to continue.

Overall same store revenues increased 4.7% for the three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012. This increase was primarily due to rising rents, and helped by increases in ancillary income. Although new multifamily development is occurring, the permitting data so far suggests that levels will remain below pre-recession deliveries, although there can be no assurance in this regard. Also, we believe that more sustainable credit terms for residential mortgages, as evidenced by the recently announced “Qualified Mortgage Rule”, should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $42.1 million for the three months ended March 31, 2013 from $37.9 million for the three months ended March 31, 2012. This increase is mainly a result of cash inflows from property operations induced by the $17.2 million increase in property revenues for the three months ended March 31, 2013 from the three months ended March 31, 2012 being above the $4.4 million increase in property operating expenses, excluding depreciation and amortization and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $51.2 million during the three months ended March 31, 2013 compared to $34.1 million during the three months ended March 31, 2012.  During the three months ended March 31, 2013, we had $32.6 million in cash outflows for property acquisitions. We had no cash outflows for property acquisitions for the three months ended March 31, 2012. We also had cash outflows of $8.7 million related to normal recurring capital expenditures for the three months ended March 31, 2013 compared to $11.4 million for the three months ended March 31, 2012. We also had cash outflows of $12.2 million related to development activities during the three months ended March 31, 2013 compared to approximately $26.7 million for the three months ended March 31, 2012.  In addition to acquisition costs and development costs, we had outflows of $2.2 million for renovations to existing real estate assets during the three months ended March 31, 2013, compared to $2.9 million for the three months ended March 31, 2012. Since we did not dispose of any properties during the three months ended March 31, 2013, we did not receive any material cash flows related to property dispositions. We received approximately $29.0 million related to the disposition of two properties during the three months ended March 31, 2012. We received approximately $5.0 million during the three months ended March 31, 2013 as distributions from our joint ventures compared to $0.5 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we had approximately $21.6 million in cash outflows related to funding of escrow for future acquisitions. We did not have any cash outflows related to funding of escrow for future acquisitions during the three months ended March 31, 2013.

Net cash inflow for financing activities was approximately $8.3 million for the three months ended March 31, 2013, compared to net cash outflow for financing activities of $19.3 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, we received net proceeds of approximately $22.1 million primarily from the issuance of shares of common stock through our ATM and the optional cash purchase feature of our DRSPP. During the three months ended March 31, 2012, we received proceeds of approximately $120.1 million from the issuance of shares of common stock through our March 2, 2012 public offering and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to partially fund the pay down of our credit lines during the three months ended March 31, 2012. We currently have 4,174,834 shares remaining under our ATM program. We incurred approximately $17.6 million of debt in the three months ended March 31, 2013 primarily due to new unsecured financing offset by cash outflows for the reduction in outstanding debt in the FNMA and FMAC credit facilities compared to paying off $109.6 million of debt in the three months ended March 31, 2012.

The weighted average interest rate at March 31, 2013 for the $1.1 billion of secured debt outstanding was 3.7%, compared to the weighted average interest rate of 3.7% on $1.4 billion of secured debt outstanding at March 31, 2012.  The weighted average interest rate at March 31, 2013 for the $577.0 million of unsecured debt was 3.4% compared to the weighted average interest rate of 4.3% on $187 million of unsecured debt outstanding at March 31, 2012.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide credit facilities and bond placements. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $150 million outstanding under this agreement at March 31, 2013. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of March 31, 2013, the full amount of the Notes has been funded and is included in our balance sheet.

Approximately 31% of our outstanding obligations at March 31, 2013 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $883.9 million, of which $529.7 million was collateralized and available to borrow at March 31, 2013. We had total borrowings outstanding under the FNMA Facilities of $529.7 million at March 31, 2013. Various tranches of the FNMA Facilities mature from 2013 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 12% of our outstanding obligations at March 31, 2013 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at March 31, 2013. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at March 31, 2013. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent one month or three month LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.31% below LIBOR.

We also maintain a $325.0 million unsecured credit facility with nine banks led by KeyBank, which bears interest at one-month LIBOR plus a spread of 1.05% to 1.85% based on an investment pricing grid. This credit facility expires in November 2015 with a one year extension option. At March 31, 2013, we had $323.6 million available to be borrowed under this credit facility with $117.0 million borrowed. Approximately $1.4 million of this credit facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect. We believe we were in compliance with these covenants and conditions on usage at March 31, 2013.

The following schedule details the line limits, availability, outstanding balances and contract maturities of our various borrowings as of March 31, 2013 (dollars in thousands):

	Line Limit	Amount Collateralized and/or Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$883,883	$529,690	$529,690	5.9
Freddie Mac Credit Facilities	200,000	198,247	198,247	1.3
Other Secured Borrowings	386,316	386,316	386,316	6.3
Unsecured Credit Facility	325,000	323,637	117,000	2.6
Other Unsecured Borrowings	460,000	460,000	460,000	6.9
Total Debt	$2,255,199	$1,897,890	$1,691,253	5.5

As of March 31, 2013, we had entered into designated interest rate swaps totaling a notional amount of $484.0 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $232.6 million as of March 31, 2013. Four major banks provide approximately 94% of our derivative fair value, all of which have investment grade ratings from Moody’s and Standard & Poor's.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2013 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$755,116	3.9	5.0%
Conventional - Variable Rate - Capped (1) (2)	213,136	2.9	1.0%
Tax-free – Variable Rate - Capped (1)	89,969	3.0	1.0%
Total Fixed or Hedged Rate Maturity	$1,058,221	3.6	3.9%
Conventional - Variable Rate	56,032	0.2	0.8%
Total Secured Rate Maturity	$1,114,253	3.4	3.7%
UNSECURED DEBT
Fixed Rate or Swapped	$460,000	6.9	3.8%
Variable Rate	117,000	0.1	1.5%
Total Unsecured Rate Maturity	$577,000	5.5	3.4%
TOTAL DEBT RATE MATURITY	$1,691,253	4.1	3.6%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,518,221	4.6	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.

(2)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowings outstanding as of March 31, 2013 (in thousands):

	Credit Facility Amount Borrowed
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured (1)	Other Unsecured	Total
2013	—	—	—	—	—	—
2014	78,721	198,247	—	16,127	—	293,095
2015	120,000	—	117,000	50,583	—	287,583
2016	80,000	—	—	—	—	80,000
2017	80,000	—	—	60,539	168,000	308,539
Thereafter	170,969	—	—	259,067	292,000	722,036
Total	$529,690	$198,247	$117,000	$386,316	$460,000	$1,691,253

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt along with our interest rate caps as of March 31, 2013 (dollars in thousands):

	Fixed	Interest	Total		Interest	Total
	Rate	Rate	Fixed Rate	Contract	Rate	Fixed or
	Debt	Swaps	Balances	Rate	Caps (1)	Hedged
2013	—	115,000	115,000	5.2%	7,945	122,945
2014	16,127	144,000	160,127	5.7%	59,570	219,697
2015	35,383	75,000	110,383	5.6%	55,200	165,583
2016	—	—	—	—%	89,280	89,280
2017	128,539	150,000	278,539	2.7%	66,110	344,649
Thereafter	551,067	—	551,067	4.7%	25,000	576,067
Total	$731,116	$484,000	$1,215,116	4.5%	$303,105	$1,518,221

(1)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government. The Agencies provide credit enhancement for approximately $728 million of our outstanding debt through credit facilities as of March 31, 2013.

The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness.  Prudential Mortgage Capital, a delegated underwriting and servicing lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities, or DMBS, monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the three months ended March 31, 2013, our net cash provided by operating activities was in excess of funding for recurring capital improvements, distributions to unitholders, and dividends paid on common shares by approximately $2.8 million. This compares to a deficit of approximately $0.5 million for the three months ended March 31, 2012. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of March 31, 2013 (dollars in thousands):

Contractual Obligations (1)	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt (2)	$5,108	$299,281	$292,429	$88,091	$162,444	$843,900	$1,691,253
Fixed Rate or Swapped Interest (3)	34,194	39,592	33,431	30,824	25,612	75,161	238,814
Purchase Obligations (4)	2,868	1,386	—	—	—	—	4,254
Operating Leases	7	10	7	6	6	—	36
Total	$42,177	$340,269	$325,867	$118,921	$188,062	$919,061	$1,934,357

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

(4)	Represents development fees.

Off-Balance Sheet Arrangements

At March 31, 2013, and 2012, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, one of our joint ventures, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2013, Mid-America Multifamily Fund I, LLC owned one property but does not expect to acquire any additional communities. Mid-America Multifamily Fund II, LLC, our other joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2013, Mid-America Multifamily Fund II, LLC, or Fund II, owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our 2012 Annual Report on Form 10-K filed on February 22, 2013.

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

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income, or AOCI, by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In January 2013, the FASB issued ASU, No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2013-01 during the period ended March 31, 2013. The adoption of ASU 2013-01 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted ASU 2011-05 during the reporting period ended December 31, 2011, and this changed the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and changes to our presentation are the same as noted in ASU 2011-05 above.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in ASU 2011-04. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 for the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

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

There have been no material changes in our market risk as disclosed in the 2012 Annual Report on Form 10-K except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which are incorporated by reference herein.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

None.
Item 1A.   Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of our common stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our common stock or debt securities.
Risks Related to Our Real Estate Investments and Our Operations
Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2012 and the first quarter of 2013, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely effected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, could be adversely affected by increases in supply and deterioration in multifamily markets and is partially dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken, which would adversely effect our revenues.

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
Changes in the system for establishing United States accounting standards may materially and adversely affect our reported results of operations

Accounting for public companies in the United States has historically been conducted in accordance with GAAP. GAAP is established by the Financial Accounting Standards Board, or FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The International Accounting Standards Board, or IASB, is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards, or IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.

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

It is unclear at this time if or how the SEC will transition from GAAP to IFRS. Switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain. We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that will be adopted. Until there is more certainty with respect to the IFRS standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse effect on our reported results of operations.
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
Development and construction risks could impact our profitability
Currently, we have two development communities and a second phase to an existing community under construction totaling 774 units as of March 31, 2013. We have completed 106 units for the development projects as of March 31, 2013.  Our development and construction activities are subject to the following risks:

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

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor's Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of March 31, 2013, 43% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2013 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.
Our financing could be impacted by negative capital market conditions

Over the past several years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the commercial mortgage backed securities, or CMBS, commercial paper, and equity capital markets. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA DMBS and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and prospects.
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
Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT
At March 31, 2013, we had total debt outstanding of $1.7 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 40% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of March 31, 2013, our ratio of net-debt to undepreciated book value was approximately 44%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.
Interest rate hedging may not be effective
We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for a large portion of our outstanding debt as of March 31, 2013. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.
The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 31 basis points below the associated LIBOR rate, but in the past four years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.
Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if we are in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.
We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use four major banks to provide approximately 94% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case all or a portion of the fair value of the swap or cap would be recorded to earnings, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.
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
Variable interest rates may adversely affect funds from operations
At March 31, 2013, effectively $173.0 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $883.9 million in secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200.0 million that is a variable rate facility. At March 31, 2013, a total of $727.9 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at March 31, 2013. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.
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

Our charter limits ownership of our capital stock by any single shareholder to 9.9% of the value of all outstanding shares of our capital stock, both common and preferred, unless approved by our Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in our losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Code, owning 50% or more of our shares. If you acquire shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

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
Preferred Stock
Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of March 31, 2013, no shares of preferred stock were issued and outstanding.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

MAA Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2013 - January 31, 2013	3,301	65.52	—	2,138,000
February 1, 2013 - February 28, 2013	778	67.25	—	2,138,000
March 1, 2013 - March 31, 2013	5,842	69.24	—	2,138,000

Total	9,921	67.85	—	2,138,000

(1)
Represents 2,223, 778, 2,338 shares of common stock repurchased in January 2013, February 2013 and March 2013, respectively, under our ESOP Plan. In addition, employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employee equity compensation plans. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common stock by us on the date of withholding. We received 1,078, 0, and 3,504 shares in January 2013, February 2013 and March 2013, respectively, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the publicly announced plans or programs.

(2)	This number reflects the amount of shares that are available for purchase under our 4,000,000 share repurchase program authorized by our Board in 1999.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Quarterly report.

Exhibit Number	Exhibit Description
10.1†	2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Mid-America Apartment Communities, Inc.'s Current Report on Form 8-K filed with the SEC on March 15, 2013)
23.1	Consent of Ernst & Young LLP
23.2	Consent of Watkins Uiberall PLLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 3, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of March 31, 2013 (Unaudited) and December 31, 2012 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 3, 2013	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)