Form 10-Q
period 2013-06-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2013-08-02
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-12762

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	July 29, 2013
Common Stock, $0.01 par value	42,735,722

MID-AMERICA APARTMENT COMMUNITIES, INC. (MAA)

MAA
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$396,734	$386,670
Buildings and improvements	3,237,281	3,170,413
Furniture, fixtures and equipment	100,513	98,044
Development and capital improvements in progress	47,662	52,455
	3,782,190	3,707,582
Less accumulated depreciation	(1,051,801)	(1,027,618)
	2,730,389	2,679,964

Land held for future development	5,450	1,205
Commercial properties, net	7,880	8,065
Investments in real estate joint ventures	3,178	4,837
Real estate assets, net	2,746,897	2,694,071

Cash and cash equivalents	8,792	9,075
Restricted cash	12,989	808
Deferred financing costs, net	12,492	13,842
Other assets	43,060	29,166
Goodwill	4,106	4,106
Assets held for sale	5,881	—
Total assets	$2,834,217	$2,751,068

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,106,541	$1,190,848
Unsecured notes payable	585,000	483,000
Accounts payable	10,085	4,586
Fair market value of interest rate swaps	11,907	21,423
Accrued expenses and other liabilities	96,284	94,719
Security deposits	6,934	6,669
Liabilities associated with assets held for sale	148	—
Total liabilities	1,816,899	1,801,245

Redeemable stock	5,521	4,713

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 42,736,134 and 42,316,398 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (1)	427	422
Additional paid-in capital	1,569,090	1,542,999
Accumulated distributions in excess of net income	(582,884)	(603,315)
Accumulated other comprehensive losses	(6,336)	(26,054)
Total MAA shareholders' equity	980,297	914,052
Noncontrolling interest	31,500	31,058
Total equity	1,011,797	945,110
Total liabilities and equity	$2,834,217	$2,751,068

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for June 30, 2013 and December 31, 2012 are 78,154 and 72,786, respectively.

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2013 and 2012
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating revenues:
Rental revenues	$123,204	$108,959	$243,008	$212,518
Other property revenues	10,766	9,840	21,029	19,319
Total property revenues	133,970	118,799	264,037	231,837
Management fee income	142	209	319	478
Total operating revenues	134,112	119,008	264,356	232,315
Property operating expenses:
Personnel	14,735	13,603	29,027	27,151
Building repairs and maintenance	3,953	3,743	7,147	7,333
Real estate taxes and insurance	16,094	13,862	31,720	27,054
Utilities	6,974	6,553	13,677	12,445
Landscaping	2,898	2,593	5,819	5,295
Other operating	9,098	8,370	17,759	16,424
Depreciation and amortization	32,730	30,246	65,406	59,228
Total property operating expenses	86,482	78,970	170,555	154,930
Acquisition expense	489	865	499	231
Property management expenses	5,446	5,570	10,777	11,024
General and administrative expenses	3,389	3,462	6,628	6,909
Merger related expenses	5,737	—	5,737	—
Income from continuing operations before non-operating items	32,569	30,141	70,160	59,221
Interest and other non-property income	23	112	70	254
Interest expense	(15,271)	(14,073)	(30,906)	(28,058)
(Loss) gain on debt extinguishment/modification	—	(15)	(169)	5
Amortization of deferred financing costs	(803)	(869)	(1,607)	(1,640)
Net casualty gain (loss) after insurance and other settlement proceeds	439	2	455	(2)
Loss on sale of non-depreciable assets	—	(3)	—	(3)
Income from continuing operations before gain (loss) from real estate joint ventures	16,957	15,295	38,003	29,777
Gain (loss) from real estate joint ventures	47	(67)	101	(98)
Income from continuing operations	17,004	15,228	38,104	29,679
Discontinued operations:
Income from discontinued operations before gain on sale	907	1,293	1,812	2,535
Net casualty loss after insurance and other settlement proceeds on discontinued operations	(4)	(2)	(4)	(56)
Gain on sale of discontinued operations	43,121	12,953	43,121	22,382
Consolidated net income	61,028	29,472	83,033	54,540
Net income attributable to noncontrolling interests	1,939	1,312	2,764	2,490
Net income available for MAA common shareholders	$59,089	$28,160	$80,269	$52,050

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.38	$0.36	$0.86	$0.70
Discontinued property operations	1.00	0.33	1.02	0.59
Net income available for common shareholders	$1.38	$0.69	$1.88	$1.29

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.38	$0.36	$0.86	$0.70
Discontinued property operations	0.99	0.33	1.01	0.59
Net income available for common shareholders	$1.37	$0.69	$1.87	$1.29

Dividends declared per common share	$0.6950	$0.6600	$1.3900	$1.3200
See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consolidated net income	$61,028	$29,472	$83,033	$54,540
Other comprehensive income:
Unrealized gains(losses) from the effective portion of derivative instruments	12,101	(3,991)	11,922	(5,293)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	3,932	4,944	8,477	10,492
Total comprehensive income	77,061	30,425	103,432	59,739
Less: comprehensive income attributable to noncontrolling interests	(2,442)	(1,354)	(3,445)	(2,732)
Comprehensive income attributable to MAA	$74,619	$29,071	$99,987	$57,007

See accompanying notes to consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$83,033	$54,540
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(20)	—
Depreciation and amortization	68,236	64,341
Stock compensation expense	1,171	1,231
Redeemable stock issued	377	285
Amortization of debt premium	(505)	(316)
(Gain) loss from investments in real estate joint ventures	(101)	98
Loss (gain) on debt extinguishment	169	(5)
Derivative interest expense	484	358
Loss on sale of non-depreciable assets	—	3
Gain on sale of discontinued operations	(43,121)	(22,453)
Net casualty (gain) loss and other settlement proceeds	(451)	58
Changes in assets and liabilities:
Restricted cash	(279)	102
Other assets	(3,176)	(63)
Accounts payable	5,527	3,498
Accrued expenses and other	(2,239)	(1,118)
Security deposits	277	305
Net cash provided by operating activities	109,382	100,864
Cash flows from investing activities:
Purchases of real estate and other assets	(89,871)	(96,906)
Normal capital improvements	(22,494)	(26,380)
Construction capital and other improvements	(2,137)	(2,304)
Renovations to existing real estate assets	(5,112)	(6,896)
Development	(20,816)	(42,592)
Distributions from real estate joint ventures	8,197	10,779
Contributions to real estate joint ventures	(183)	(73)
Proceeds from disposition of real estate assets	73,089	51,133
Funding of escrow for exchange acquisitions	(11,902)	—
Net cash used in investing activities	(71,229)	(113,239)
Cash flows from financing activities:
Net change in credit lines	2,000	(232,064)
Proceeds from notes payable	—	150,000
Principal payments on notes payable	(2,799)	(1,757)
Payment of deferred financing costs	(426)	(1,997)
Repurchase of common stock	(673)	(1,640)
Proceeds from issuances of common shares	24,968	120,148
Distributions to noncontrolling interests	(2,391)	(2,559)
Dividends paid on common shares	(59,115)	(52,732)
Net cash used in financing activities	(38,436)	(22,601)
Net decrease in cash and cash equivalents	(283)	(34,976)
Cash and cash equivalents, beginning of period	9,075	57,317
Cash and cash equivalents, end of period	$8,792	$22,341

Supplemental disclosure of cash flow information:
Interest paid	$33,610	$30,441
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$444	$2,516
Accrued construction in progress	$7,126	$6,818
Interest capitalized	$872	$1,289
Marked-to-market adjustment on derivative instruments	$19,916	$4,841
Fair value adjustment on debt assumed	$704	$2,578
Debt assumed	$18,293	$30,290
See accompanying notes to consolidated financial statements.

MAA
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, or our, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of June 30, 2013, we owned or owned interests in a total of 164 multifamily apartment communities comprising 49,113 apartments located in 13 states including four communities comprising 1,156 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. We also had two development communities under construction totaling 564 units as of June 30, 2013. A total of 96 units for the development projects were completed as of June 30, 2013, and therefore have been included in the totals above. Total expected costs for the development projects are $73.8 million, of which $37.8 million has been incurred through June 30, 2013. We expect to complete construction on one of the projects by the fourth quarter of 2013 and the other by the fourth quarter of 2014. Four of our properties include retail components with approximately 107,000 square feet of gross leasable area.

On June 3, 2013, we entered into an agreement and plan of merger with Colonial Properties Trust, or Colonial, a Birmingham, Alabama-based REIT operating primarily in the multifamily apartment sector, in which we will merge with Colonial in a stock-for-stock transaction. We expect the merger to be completed during the third quarter of 2013. The combined company will operate under the name "MAA" and will be run by our existing management team.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2012 annual consolidated financial statements. The consolidated financial statements presented herein include the accounts of MAA, Mid-America Apartments, L.P, or the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 96% to 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

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

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three- and six-month periods ended June 30, 2013 and 2012, our basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013	2012
Shares Outstanding
Weighted average common shares - basic	42,690		40,983		42,523	40,243
Weighted average partnership units outstanding	—	(1)	—	(1)	1,711	1,898
Effect of unvested shares assumed	—	(1)	45		60	84
Weighted average common shares - diluted	42,690		41,028		44,294	42,225

Calculation of Earnings per Share - basic
Income from continuing operations	$17,004		$15,228		$38,104	$29,679
Income from continuing operations attributable to noncontrolling interests	(613)		(665)		(1,409)	(1,327)
Income from continuing operations allocated to unvested restricted shares	(15)		(13)		(34)	(28)
Income from continuing operations available for common shareholders, adjusted	$16,376		$14,550		$36,661	$28,324

Income from discontinued operations	$44,024		$14,244		$44,929	$24,861
Income from discontinued operations attributable to noncontrolling interest	(1,326)		(647)		(1,355)	(1,163)
Income from discontinued operations allocated to unvested restricted shares	(39)		(12)		(40)	(23)
Income from discontinued operations available for common shareholders, adjusted	$42,659		$13,585		$43,534	$23,675

Weighted average common shares - basic	42,690		40,983		42,523	40,243
Earnings per share - basic	$1.38		$0.69		$1.88	$1.29

Calculation of Earnings per Share - diluted
Income from continuing operations	$17,004		$15,228		$38,104	$29,679
Income from continuing operations attributable to noncontrolling interests	(653)	(1)	(665)	(1)	—	—
Income from continuing operations allocated to unvested restricted shares	(15)	(1)	—		—	—
Income from continuing operations available for common shareholders, adjusted	$16,336		$14,563		$38,104	$29,679

Income from discontinued operations	$44,024		$14,244		$44,929	$24,861
Income from discontinued operations attributable to noncontrolling interest	(1,692)	(1)	(647)	(1)	—	—
Income from discontinued operations allocated to unvested restricted shares	(38)	(1)	—		—	—
Income from discontinued operations available for common shareholders, adjusted	$42,294		$13,597		$44,929	$24,861

Weighted average common shares - diluted	42,690		41,028		44,294	42,225
Earnings per share - diluted	$1.37		$0.69		$1.87	$1.29

(1) Operating partnership units, unvested shares assumed, and the related income with each are not included in dilutive earnings per share calculations as they were not dilutive.

2.           Segment Information
As of June 30, 2013, we owned or had an ownership interest in 164 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been identified for disposition. Also included in non same store communities are non multifamily activities, which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjusting the previous year, which allows us to evaluate full period-over-period operating comparisons. Properties in development or lease-up will be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from our same store portfolio. We utilize net operating income, or NOI, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues and NOI for each reportable segment for the three- and six-month periods ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Large Market Same Store	$63,720	$60,485	$126,423	$119,739
Secondary Market Same Store	51,964	50,318	103,306	99,965
Non-Same Store and Other	18,286	7,996	34,308	12,133
Total property revenues	133,970	118,799	264,037	231,837
Management fee income	142	209	319	478
Total operating revenues	$134,112	$119,008	$264,356	$232,315

NOI
Large Market Same Store	$37,793	$35,376	$75,548	$69,975
Secondary Market Same Store	31,149	29,981	62,198	59,293
Non-Same Store and Other	12,722	8,037	24,331	13,642
Total NOI	81,664	73,394	162,077	142,910
Discontinued operations NOI included above	(1,446)	(3,319)	(3,189)	(6,775)
Management fee income	142	209	319	478
Depreciation and amortization	(32,730)	(30,246)	(65,406)	(59,228)
Acquisition expense	(489)	(865)	(499)	(231)
Property management expense	(5,446)	(5,570)	(10,777)	(11,024)
General and administrative expense	(3,389)	(3,462)	(6,628)	(6,909)
Merger related expenses	(5,737)	—	(5,737)	—
Interest and other non-property income	23	112	70	254
Interest expense	(15,271)	(14,073)	(30,906)	(28,058)
(Loss) gain on debt extinguishment	—	(15)	(169)	5
Amortization of deferred financing costs	(803)	(869)	(1,607)	(1,640)
Net casualty gain (loss) after insurance and other settlement proceeds	439	2	455	(2)
Loss on sale of non-depreciable assets	—	(3)	—	(3)
Gain (loss) from real estate joint ventures	47	(67)	101	(98)
Discontinued operations	44,024	14,244	44,929	24,861
Net income attributable to noncontrolling interests	(1,939)	(1,312)	(2,764)	(2,490)
Net income attributable to MAA	$59,089	$28,160	$80,269	$52,050

Assets for each reportable segment as of June 30, 2013 and December 31, 2012, were as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Assets
Large Market Same Store	$1,272,055	$1,108,827
Secondary Market Same Store	809,478	654,315
Non-Same Store and Other	692,655	949,398
Corporate assets	60,029	38,528
Total assets	$2,834,217	$2,751,068

3.          Equity

Total equity and its components for the six-month periods ended June 30, 2013, and 2012 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2012	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110
Net income			80,269		2,764	83,033
Other comprehensive income - derivative instruments (cash flow hedges)				19,718	681	20,399
Issuance and registration of common shares	4	24,965				24,969
Shares repurchased and retired	—	(673)				(673)
Shares issued in exchange for units	1	442			(443)	—
Redeemable stock fair market value			(431)			(431)
Adjustment for noncontrolling interest ownership in operating partnership		186			(186)	—
Amortization of unearned compensation		1,171				1,171
Dividends on common stock ($1.3900 per share)			(59,407)		—	(59,407)
Dividends on noncontrolling interest units ($1.3900 per unit)					(2,374)	(2,374)
EQUITY BALANCE JUNE 30, 2013	$427	$1,569,090	$(582,884)	$(6,336)	$31,500	$1,011,797

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2011	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462
Net income			52,050		2,490	54,540
Other comprehensive income - derivative instruments (cash flow hedges)				4,957	242	5,199
Issuance and registration of common shares	20	120,130				120,150
Shares repurchased and retired	—	(1,640)				(1,640)
Shares issued in exchange for units	1	2,515			(2,516)	—
Redeemable stock fair market value			(375)			(375)
Adjustment for noncontrolling interest ownership in operating partnership		(3,687)			3,687	—
Amortization of unearned compensation		1,231				1,231
Dividends on common stock ($1.3200 per share)			(54,146)		—	(54,146)
Dividends on noncontrolling interest units ($1.3200 per unit)					(2,458)	(2,458)
EQUITY BALANCE JUNE 30, 2012	$410	$1,494,172	$(624,304)	$(30,891)	$26,576	$865,963

4.           Real Estate Acquisitions

On May 1, 2013, we purchased Greenwood Forest, a 316-unit apartment community located in Greenwood Forest (Houston), Texas. This property was previously a part of Mid-America Multifamily Fund I, LLC.

On May 21, 2013, we purchased Station Square at Cosner's Corner, a 260-unit apartment community located in Fredericksburg, Virginia. As part of this purchase, we also acquired land for future development.

5.           Discontinued Operations

The four properties that we sold during the six months ended June 30, 2013 as well as the nine properties sold by us during 2012 have been classified as discontinued operations in the Consolidated Statement of Operations. Two additional properties that were classified as held for sale during the second quarter of 2013 are included in discontinued operations as well.

The following table lists the communities classified as discontinued operations for the six months ended June 30, 2013:

Community	Number of Units	Date Sold	Location	Operating Segment
Woodbridge at the Lake	188	May 15, 2013	Jacksonville, Florida	Large market same store
Savannahs at James Landing	256	June 13, 2013	Melbourne, Florida	Secondary market same store
High Ridge	160	June 13, 2013	Athens, Georgia	Secondary market same store
TPC Jacksonville	440	June 20, 2013	Jacksonville, Florida	Large market same store
Marsh Oaks	120	Held for sale	Jacksonville, Florida	Large market same store
Fountain Lake	113	Held for sale	Brunswick, Georgia	Secondary market same store

The following is a summary of continuing and discontinued operations attributable to MAA and noncontrolling interest for the three- and six-month periods ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income from continuing operations:
Attributable to MAA	$16,391	$14,563	$36,695	$28,352
Attributable to noncontrolling interest	613	665	1,409	1,327
Income from continuing operations	$17,004	$15,228	$38,104	$29,679

Income from discontinued operations:
Attributable to MAA	$42,698	$13,597	$43,574	$23,698
Attributable to noncontrolling interest	1,326	647	1,355	1,163
Income from discontinued operations	$44,024	$14,244	$44,929	$24,861

The following is a summary of discontinued operations for the three- and six-month periods ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Rental revenues	$2,452	$5,893	$5,359	$12,241
Other revenues	170	566	385	1,184
Total revenues	2,622	6,459	5,744	13,425
Expenses
Property operating expenses	1,176	3,157	2,555	6,702
Depreciation and amortization	466	1,679	1,223	3,474
Interest expense	73	330	154	714
Total expense	1,715	5,166	3,932	10,890
Gain from discontinued operations before gain on sale	907	1,293	1,812	2,535
Net loss on insurance and other settlement proceeds on discontinued operations	(4)	(2)	(4)	(56)
Gain on sale of discontinued operations	43,121	12,953	43,121	22,382
Income from discontinued operations	$44,024	$14,244	$44,929	$24,861

6.           Share and Unit Information

On June 30, 2013, 42,736,134 shares of common stock of MAA and 1,707,660 partnership units in the Operating Partnership were issued and outstanding, representing a total of 44,443,794 shares and units. At June 30, 2012, 41,101,427 shares of common stock of MAA and 1,784,208 partnership units in the Operating Partnership were outstanding, representing a total of 42,885,635 shares and units. There were no outstanding options as of June 30, 2013 or June 30, 2012.

On August 26, 2010, we and our Operating Partnership entered into distribution agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to our at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM, for a combined total of 6,000,000 shares of our common stock. We terminated this ATM program and on February 25, 2013, we and our Operating Partnership entered into distribution agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock with materially the same terms as our previous distribution agreements.

During the three- and six-month periods ended June 30, 2013, we issued 39,845 shares and 365,011 shares, respectively, through our ATM programs for net proceeds of $2.7 million and $24.8 million, respectively. The gross proceeds for these issuances were $2.8 million and $25.1 million. During the three- and six-month periods ended June 30, 2012, we did not issue any shares through our ATM programs. We have 4,134,989 shares remaining under our ATM program as of June 30, 2013.

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120 million after underwriter discounts. The gross proceeds for this offering were approximately $124.1 million. We had no such offerings during the three- and six-month periods ended June 30, 2013.

During the three- and six-month periods ended June 30, 2013, we issued 188 shares and 329 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in gross proceeds of approximately $13,000 and $22,000. During the three- and six-month periods ended June 30, 2012, we issued 209 shares and 329 shares of common stock through the optional cash purchase feature of our DRSPP resulting in gross proceeds of approximately $14,000 and $22,000.

During the six months ended June 30, 2013, 4,582 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the six months ended June 30, 2012, 15,565 shares were acquired for these purposes.

7.           Notes Payable

On June 30, 2013 and December 31, 2012, we had total indebtedness of approximately $1.69 billion and $1.67 billion, respectively. Our indebtedness as of June 30, 2013 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan with a variable rate resetting monthly at LIBOR plus a spread of 1.40% to 2.15% based on a leveraged-based pricing grid and a maturity date of March 1, 2017. As of June 30, 2013, the full amount was outstanding under this agreement. In July 2012, we received an investment grade rating (Baa2) from Moody's rating service, which caused the variable rate to reset monthly at LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, our Operating Partnership issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of June 30, 2013, the full amount of the notes has been funded and is included in our balance sheet.

On June 14, 2013, we entered into a $250 million term loan agreement with JPMorgan at a rate of LIBOR plus a spread of 1.30% on any outstanding borrowings. This agreement matures on June 14, 2014, although borrowings are only allowed to be drawn upon up until 60 days subsequent to the closing of the merger with Colonial. We had no borrowings under this agreement at June 30, 2013.

As of June 30, 2013, approximately 42% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by Freddie Mac.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 19 interest rate swaps and 12 interest rate caps as of June 30, 2013, representing notional amounts totaling $584.0 million and $224.6 million, respectively. We also held 11 non-designated interest rate caps with notional amounts totaling $63.8 million as of June 30, 2013.

The following table summarizes our outstanding debt structure as of June 30, 2013 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$388,759	4.7%	6/2/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	284,000	5.3%	6/22/2014
Total fixed rate secured debt	$722,759	4.9%	4/28/2017
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$214,720	0.7%	9/6/2016
FNMA tax-free credit facilities	89,615	0.9%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.5%	1/1/2016
Total variable rate secured debt	$383,782	0.9%	10/6/2019
Total Secured Debt	$1,106,541	3.5%	3/3/2018

Unsecured Debt
Variable rate credit facility	$125,000	1.4%	11/1/2015
Term loan fixed with swaps	150,000	2.4%	3/1/2017
Fixed rate senior private placement bonds	310,000	4.5%	7/27/2021
Total Unsecured Debt	$585,000	3.3%	3/20/2019

Total Outstanding Debt	$1,691,541	3.5%	7/13/2018

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2013 and 2012, we recorded ineffectiveness of $23,000 (increase to interest expense) and $23,000 (decrease to interest expense), respectively, and during the six months ended June 30, 2013 and 2012, we recorded ineffectiveness of $26,000 (increase to interest expense) and $33,000 (decrease to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $10.9 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of June 30, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	12	$224,631,000
Interest Rate Swaps (1)	19	$584,000,000

(1) Includes three forward rate swaps totaling $150 million where the debt has not yet been issued. These swaps are not included in our debt discussion in MD&A or footnote 7.

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain of $10,000 for the three months ended June 30, 2013 and a loss of $3,000 for the six months ended June 30, 2013. We recorded a loss of $9,000 and $33,000 for the three and six months ended June 30, 2012.

As of June 30, 2013, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	11	$63,820,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, respectively.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		June 30, 2013	December 31, 2012		June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$10,626	$245	Fair market value of interest rate swaps	$11,907	$21,423

Total derivatives designated as hedging instruments		$10,626	$245		$11,907	$21,423

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$62	$43		$—	$—

Total derivatives not designated as hedging instruments		$62	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three and six months ended June 30, 2013 and 2012 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30,	2013	2012		2013	2012		2013	2012

Interest rate contracts	$12,101	$(3,991)	Interest expense	$(3,932)	$(4,944)	Interest expense	$23	$(23)

Total derivatives in cash flow hedging relationships	$12,101	$(3,991)		$(3,932)	$(4,944)		$23	$(23)

Six months ended June 30,

Interest rate contracts	$11,922	$(5,293)	Interest expense	$(8,477)	$(10,492)	Interest expense	$26	$(33)

Total derivatives in cash flow hedging relationships	$11,922	$(5,293)		$(8,477)	$(10,492)		$26	$(33)

Derivatives Not Designated as Hedging Instruments

Three months ended June 30,						Location of Gain or (Loss) Recognized in Income	2013	2012

Interest rate contracts						Interest expense	$10	$(9)

Total							$10	$(9)

Six months ended June 30,

Interest rate contracts						Interest expense	$(3)	$(33)

Total							$(3)	$(33)

Credit-Risk-Related Contingent Features

As of June 30, 2013, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $12.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $11.9 million at June 30, 2013.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2013, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $8.5 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2013, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $0.2 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $12.5 million as of June 30, 2013.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of June 30, 2013.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of June 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$10,688	—	$10,688	$(422)	—	$10,266

Offsetting of Derivative Liabilities
As of June 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$11,907	—	$11,907	$(422)	—	$11,485

Offsetting of Derivative Assets
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$288	—	$288	—	—	$288

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$21,423	—	$21,423	—	—	$21,423

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the six months ended June 30, 2013 and 2012:

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the six months ended June 30,		2013	2012
Beginning balance		$(26,054)	$(35,848)
Other comprehensive income before reclassifications		11,922	(5,293)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	8,477	10,492
Net current-period other comprehensive income attributable to noncontrolling interest		(681)	(242)
Net current-period other comprehensive income attributable to MAA		19,718	4,957
Ending balance		$(6,336)	$(30,891)

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

Fixed rate notes payable at June 30, 2013 and December 31, 2012, totaled $749 million and $732 million, respectively, and had estimated fair values of $784 million and $778 million (excluding prepayment penalties), respectively, as of June 30, 2013 and December 31, 2012. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2013 and December 31, 2012, totaled $943 million and $941 million, respectively, and had estimated fair values of $866 million and $860 million (excluding prepayment penalties), respectively, as of June 30, 2013 and December 31, 2012. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of June 30, 2013 and December 31, 2012 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				June 30, 2013
Assets
Derivative financial instruments	$—	$10,688	$—	$10,688
Liabilities
Derivative financial instruments	$—	$11,907	$—	$11,907

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2012
Assets
Derivative financial instruments	$—	$288	$—	$288
Liabilities
Derivative financial instruments	$—	$21,423	$—	$21,423

The fair value estimates presented herein are based on information available to management as of June 30, 2013 and December 31, 2012.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

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

11. Subsequent Events

Financings

Subsequent to quarter end, we received commitments from a syndicate of banks for an expansion of our unsecured revolving credit facility. The new facility will provide for $500 million of borrowing with capacity for expansion up to $800 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report.  Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements about the benefit of the business combination transaction involving Colonial Properties Trust. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	inability to consummate the merger with Colonial Properties Trust and the timing of the closing of the merger;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed, if at all, on a timely basis or to lease-up as anticipated;

•	inability of a joint venture to perform as expected;

•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;

•	unexpected capital needs;

•	increasing real estate taxes and insurance costs;

•	losses from catastrophes in excess of our insurance coverage;

•	inability to acquire funding through the capital markets;

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

Overview of the Three Months Ended June 30, 2013

We experienced an increase in income from continuing operations for the three months ended June 30, 2013 over the three months ended June 30, 2012 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.3% increase in our large market same store segment, a 3.3% increase in our secondary market same store segment and a 128.7% increase in our non-same store and other segment, which was primarily a result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations or classified as held for sale.

As of June 30, 2013, our wholly-owned portfolio consisted of 47,957 apartment units in 160 communities, compared to 47,220 apartment units in 162 communities at June 30, 2012. For these communities, the average effective rent per apartment unit, excluding units in lease-up, increased to $876 per unit at June 30, 2013 from $828 per unit at June 30, 2012.  For these same communities, overall occupancy at June 30, 2013 and 2012 was 96.0%. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

On June 3, 2013, we entered into an agreement and plan of merger with Colonial Properties Trust, or Colonial, a Birmingham, Alabama-based REIT operating primarily in the multifamily apartment sector, in which we will merge with Colonial in a stock-for-stock transaction. We expect the merger to be completed during the third quarter of 2013. The combined company will operate under the name "MAA" and will be run by our existing management team.

The following is a discussion of our consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2013 and 2012.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three-Month Period Ended June 30, 2013 to the Three-Month Period Ended June 30, 2012

Property revenues for the three months ended June 30, 2013 were approximately $134.0 million, an increase of approximately $15.2 million from the three months ended June 30, 2012 due to (i) a $3.2 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $1.7 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $10.3 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2013 were approximately $53.8 million an increase of approximately $5.0 million from the three months ended June 30, 2012 due primarily to (i) an increase in property operating expenses of $0.8 million from our large market same store group, (ii) an increase of $0.5 million from our secondary market same store group, and (iii) an increase of $3.7 million from our non-same store and other group, primarily as a result of acquisitions. The increases in the large market same store and secondary market same store groups are mainly the result of increases in real estate taxes. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the three months ended June 30, 2013 was approximately $32.7 million, an increase of approximately $2.5 million from the three months ended June 30, 2012 primarily due to (i) an increase in depreciation and amortization expense of $0.2 million from our large market same store group, (ii) an increase of $0.1 million from our secondary market same store group, and (iii) an increase of $2.2 million from our non-same store and other group, mainly as a result of acquisitions.

Interest expense increased by approximately $1.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily as a result of an increase in our average debt outstanding of approximately $126.7 million. This increase was partially offset by a decrease in the average interest rate from 3.8% to 3.5%.

For the three months ended June 30, 2013, we recorded total gain on sale of four properties presented in discontinued operations of approximately $43.1 million compared to $13.0 million for the sale of one property during the three months ended June 30, 2012.

We also incurred merger related expenses for the pending acquisition of Colonial of $5.7 million for the three months ended June 30, 2013. There were no merger related expenses for the three months ended June 30, 2012.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $30.9 million in the three months ended June 30, 2013 from the three months ended June 30, 2012.

Comparison of the Six-Month Period Ended June 30, 2013 to the Six-Month Period Ended June 30, 2012

Property revenues for the six months ended June 30, 2013 were approximately $264.0 million, an increase of approximately $32.2 million from the six months ended June 30, 2012 due to (i) a $6.7 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $3.3 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $22.2 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2013 were approximately $105.1 million, an increase of approximately $9.4 million from the six months ended June 30, 2012 due primarily to (i) an increase in property operating expenses of $1.1 million from our large market same store group, (ii) an increase of $0.4 million from our secondary market same store group, and (iii) an increase of $7.9 million from our non-same store and other group, primarily as a result of acquisitions. The increases in the large market same store and secondary market same store groups are mainly the result of increases in real estate taxes. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the six months ended June 30, 2013 was approximately $65.4 million, an increase of approximately $6.2 million from the six months ended June 30, 2012 primarily due to (i) an increase in depreciation and amortization expense of $0.1 million from our large market same store group and (ii) an increase of $6.1 million from our non-same store and other group, mainly as a result of acquisitions. Depreciation and amortization from our secondary market same store group remained consistent period over period.

Interest expense increased by approximately $2.8 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of an increase in our average debt outstanding of approximately $105.6 million. This increase was partially offset by a decrease in the average interest rate from 3.8% to 3.5%.

For the six months ended June 30, 2013, we recorded total gain on sale of four properties presented in discontinued operations of approximately $43.1 million compared to $22.4 million for the sale of three properties during the six months ended June 30, 2012.

We also incurred merger related expenses for the pending acquisition of Colonial of $5.7 million for the six months ended June 30, 2013. There were no merger related expenses for the six months ended June 30, 2012.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $28.2 million in the six months ended June 30, 2013 from the six months ended June 30, 2012.

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

The following table is a reconciliation of FFO to net income available for MAA common shareholders for the three- and six-month periods ended June 30, 2013, and 2012 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available for MAA common shareholders	$59,089	$28,160	$80,269	$52,050
Depreciation and amortization of real estate assets	32,181	29,647	64,258	58,047
Depreciation and amortization of real estate assets of discontinued operations	466	1,679	1,223	3,529
Gain on sales of discontinued operations	(43,121)	(12,953)	(43,121)	(22,382)
Depreciation and amortization of real estate assets of real estate joint ventures	281	438	661	995
Net income attributable to noncontrolling interests	1,939	1,312	2,764	2,490
Funds from operations	$50,835	$48,283	$106,054	$94,729

FFO for the three- and six-month periods ended June 30, 2013 increased by approximately $2.6 million and $11.3 million, respectively, from the three- and six-month periods ended June 30, 2012. The increases in FFO are primarily a result of the increases in property revenues of approximately $15.2 million and $32.2 million respectively for the three- and six-month periods ending June 30, 2013 compared to the three- and six-month periods ending June 30, 2012. These revenue increases were only partially offset by the $5.0 million and $9.4 million increases in property operating expenses, excluding depreciation and amortization for the same periods. FFO is also reduced by the $5.7 million in merger related expenses for the three and six months ended June 30, 2013.

Trends

During the three-month period ended June 30, 2013, rental demand for apartments continued to be strong, as it was throughout 2012 and the first quarter of 2013. This strength was evident on two fronts: same store physical occupancy during the quarter ended June 30, 2013 remained consistent with the quarter ended June 30, 2012, averaging over 96% for both periods; and pricing continued to increase on both new leases and renewals signed during the three-month period ended June 30, 2013 as compared to the three-month period ended March 31, 2013 and the three-month period ended June 30, 2012. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a below average pace.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of June 30, 2013, we were invested in approximately 45 defined Metropolitan Statistical Areas, with 57% of our gross assets in large markets and 43% of our gross assets in select secondary markets.

We also continued to benefit in the quarter ended June 30, 2013 on the supply side. New supply of rental units entering the market was low, running below historical new supply delivery averages. Multifamily permitting did pick up in 2012 and has continued to increase in 2013. We believe this permitting will ultimately lead to an increase in supply, but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.

Our focus continues to be on increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, same store effective monthly rent per unit for the three-month period ended June 30, 2013 was higher than the three-month period ended June 30, 2012 by 4.1%. With strong occupancy in place during the current busy summer leasing season, this pricing power is likely poised to continue.

Overall same store revenues increased 4.4% for the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012. This increase was primarily due to rising rents, and helped by increases in ancillary income. Although new multifamily development is occurring, the permitting data so far suggests that levels will remain below pre-recession deliveries, although there can be no assurance in this regard. Also, we believe that more sustainable credit terms for residential mortgages, as evidenced by the recently announced “Qualified Mortgage Rule”, should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to support apartment rental demand for our markets.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $109.4 million for the six months ended June 30, 2013, compared to $100.9 million for the six months ended June 30, 2012. This increase is mainly a result of cash inflows from property operations resulting from a $32.2 million increase in property revenues for the six months ended June 30, 2013 from the six months ended June 30, 2012 which was partially offset by a $9.4 million increase in property operating expenses, excluding depreciation and amortization and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $71.2 million during the six months ended June 30, 2013 compared to $113.2 million during the six months ended June 30, 2012.  During the six months ended June 30, 2013, we had $89.9 million in cash outflows for property acquisitions. We had $96.9 million cash outflows for property acquisitions for the six months ended June 30, 2012. We also had cash outflows of $22.5 million related to normal recurring capital expenditures for the six months ended June 30, 2013 compared to $26.4 million for the six months ended June 30, 2012. We also had cash outflows of $20.8 million related to development activities during the six months ended June 30, 2013 compared to approximately $42.6 million for the six months ended June 30, 2012.  In addition to acquisition costs and development costs, we had outflows of $5.1 million for renovations to existing real estate assets during the six months ended June 30, 2013, compared to $6.9 million for the six months ended June 30, 2012. We had cash inflows related to property dispositions of $73.1 million during the six months ended June 30, 2013, compared to $51.1 million related to the disposition of two properties during the six months ended June 30, 2012. We received approximately $8.2 million during the six months ended June 30, 2013 as distributions from our joint ventures compared to $10.8 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we had a cash outflow of $11.9 million related to the funding of escrow for exchange acquisitions. We had no such outflows for during the six months ended June 30, 2012.

Net cash outflow for financing activities was approximately $38.4 million for the six months ended June 30, 2013, compared to net cash outflow for financing activities of $22.6 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, we received net proceeds of approximately $25.0 million primarily from the issuance of shares of common stock through our ATM program and the optional cash purchase feature of our DRSPP. Comparatively, during the six months ended June 30, 2012, we received proceeds of approximately $120.1 million from the issuance of shares of common stock through our March 2, 2012 public offering and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to partially fund the pay down of our credit lines during the six months ended June 30, 2012. We currently have 4,134,989 shares remaining under our ATM program. We paid approximately $0.8 million of debt in the six months ended June 30, 2013 compared to paying off $83.8 million of debt in the six months ended June 30, 2012.

The weighted average interest rate at June 30, 2013 for the $1.1 billion of secured debt outstanding was 3.5%, compared to the weighted average interest rate of 3.9% on $1.2 billion of secured debt outstanding at June 30, 2012.  The weighted average interest rate at June 30, 2013 for the $585.0 million of unsecured debt was 3.3% compared to the weighted average interest rate of 3.4% on $363 million of unsecured debt outstanding at June 30, 2012.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide credit facilities and bond placements. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $150 million outstanding under this agreement at June 30, 2013. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of June 30, 2013, the full amount of the notes has been funded and is included in our Consolidated Balance Sheet.

On June 14, 2013, we entered into a $250 million term loan agreement with JPMorgan at a rate of LIBOR plus a spread of 1.30% on any outstanding borrowings. This agreement matures on June 14, 2014, although borrowings are only allowed to be drawn upon up until 60 days subsequent to the closing of the merger with Colonial. We had no borrowings under this agreement at June 30, 2013.

Approximately 30% of our outstanding obligations at June 30, 2013 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $883.5 million, of which $529.3 million was collateralized and available to borrow at June 30, 2013. We had total borrowings outstanding under the FNMA Facilities of $504.3 million at June 30, 2013. Various tranches of the FNMA Facilities mature from 2013 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 12% of our outstanding obligations at June 30, 2013 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at June 30, 2013. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at June 30, 2013. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent one month or three month LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.31% below LIBOR.

We also maintain a $325.0 million unsecured credit facility with nine banks led by KeyBank, which bears interest at one-month LIBOR plus a spread of 1.05% to 1.85% based on an investment pricing grid. This credit facility expires in November 2015 with a one year extension option. At June 30, 2013, we had $323.6 million available to be borrowed under this credit facility with $125.0 million borrowed. Approximately $1.4 million of this credit facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect. We believe we were in compliance with these covenants and conditions on usage at June 30, 2013.

The following schedule details the line limits, availability, outstanding balances and contract maturities of our various borrowings as of June 30, 2013 (dollars in thousands):

	Line Limit	Amount Collateralized and/or Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$883,529	$529,335	$504,335	5.9
Freddie Mac Credit Facilities	200,000	198,247	198,247	1.0
Other Secured Borrowings	403,959	403,959	403,959	5.8
Unsecured Credit Facility	325,000	323,637	125,000	2.3
Other Unsecured Borrowings	460,000	460,000	460,000	6.6
JPMorgan Term Loan	250,000	250,000	—	1.0
Total Debt	$2,522,488	$2,165,178	$1,691,541	5.2

As of June 30, 2013, we had entered into designated interest rate swaps totaling a notional amount of $584.0 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $224.6 million as of June 30, 2013. Five major banks provide approximately 98% of our derivative fair value, all of which have investment grade ratings from Moody’s and Standard & Poor's.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2013 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$722,759	3.8	4.9%
Conventional - Variable Rate - Capped (1) (2)	213,136	2.7	0.9%
Tax-free – Variable Rate - Capped (1)	89,615	3.1	0.9%
Total Fixed or Hedged Rate Maturity	$1,025,510	3.5	3.7%
Conventional - Variable Rate	81,031	0.2	0.7%
Total Secured Rate Maturity	$1,106,541	3.3	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$460,000	6.6	3.8%
Variable Rate	125,000	0.1	1.4%
Total Unsecured Rate Maturity	$585,000	5.2	3.3%
TOTAL DEBT RATE MATURITY	$1,691,541	4.0	3.5%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,485,510	4.5	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.4% of SIFMA for tax-free caps.

(2)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowings outstanding as of June 30, 2013 (in thousands):

	Credit Facility Amount Borrowed
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured (1)	Other Unsecured	Total
2013	$—	$—	$—	$—	$—	$—
2014	53,720	198,247	—	34,876	—	286,843
2015	120,000	—	125,000	35,187	—	280,187
2016	80,000	—	—	15,200	—	95,200
2017	80,000	—	—	60,180	168,000	308,180
Thereafter	170,615	—	—	258,516	292,000	721,131
Total	$504,335	$198,247	$125,000	$403,959	$460,000	$1,691,541

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt along with our interest rate caps as of June 30, 2013 (dollars in thousands):

	Fixed	Interest	Total		Interest	Total
	Rate	Rate	Fixed Rate	Contract	Rate	Fixed or
	Debt	Swaps	Balances	Rate	Caps (1)	Hedged
2013	$—	$65,000	$65,000	5.2%	$—	$65,000
2014	34,876	144,000	178,876	5.1%	59,532	238,408
2015	35,187	75,000	110,187	5.6%	55,200	165,387
2016	—	—	—	—%	89,280	89,280
2017	128,180	150,000	278,180	2.7%	65,813	343,993
Thereafter	550,516	—	550,516	4.7%	32,926	583,442
Total	$748,759	$434,000	$1,182,759	4.4%	$302,751	$1,485,510

(1)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government. The Agencies provide credit enhancement for approximately $703 million of our outstanding debt through credit facilities as of June 30, 2013.

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

For the six months ended June 30, 2013, our net cash provided by operating activities was in excess of funding for recurring capital improvements, distributions to unitholders, and dividends paid on common shares by approximately $25.4 million. This compares to an excess of approximately $19.2 million for the six months ended June 30, 2012. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of June 30, 2013 (dollars in thousands):

Contractual Obligations (1)	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt (2)	$3,820	$292,869	$300,429	$88,091	$162,432	$843,900	$1,691,541
Fixed Rate or Swapped Interest (3)	22,856	39,619	33,431	30,824	25,612	75,161	227,503
Purchase Obligations (4)	2,331	1,386	—	—	—	—	3,717
Operating Leases	5	9	7	6	6	—	33
Total	$29,012	$333,883	$333,867	$118,921	$188,050	$919,061	$1,922,794

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

(4)	Represents development fees.

Off-Balance Sheet Arrangements

At June 30, 2013, and 2012, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, a joint ventures established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing, was effectively dissolved during the second quarter of 2013. Mid-America Multifamily Fund II, LLC, our remaining joint venture, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2013, Mid-America Multifamily Fund II, LLC, or Fund II, owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our Annual Report on Form 10-K filed with the SEC on February 22, 2013.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2013. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

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

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K filed with the SEC on February 22, 2013 except for the changes as discussed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which are incorporated by reference herein.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

None.
Item 1A.   Risk Factors.

In addition to the other information contained in this Quarterly Report, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of our common stock and the trading price of our debt securities could decline and you could lose all or part of your investment in our common stock or debt securities.
Risks Related to Our Real Estate Investments and Our Operations
Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which adversely affected our revenues. Although our industry and the United States economy showed signs of improvement in 2012 and the first two quarters of 2013, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely effected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, could be adversely affected by increases in supply and deterioration in multifamily markets and is partially dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken, which would adversely effect our revenues.
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
Development and construction risks could impact our profitability
Currently, we have two development communities under construction totaling 564 units as of June 30, 2013. We have completed 96 units for the development projects as of June 30, 2013.  Our development and construction activities are subject to the following risks:

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

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor's Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of June 30, 2013, 42% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2013 through 2018. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.
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
Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT
At June 30, 2013, we had total debt outstanding of $1.7 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 40% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels.

Circumstances may cause us to exceed that target from time-to-time. As of June 30, 2013, our ratio of net-debt to undepreciated book value was approximately 43%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.
Interest rate hedging may not be effective
We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for a large portion of our outstanding debt as of June 30, 2013. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.
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
We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use five major banks to provide approximately 98% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case all or a portion of the fair value of the swap or cap would be recorded to earnings, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.
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
Variable interest rates may adversely affect funds from operations
At June 30, 2013, effectively $206.0 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $883.5 million in secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200.0 million that is a variable rate facility. At June 30, 2013, a total of $702.6 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at June 30, 2013. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.

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
Preferred Stock
Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of June 30, 2013, no shares of preferred stock were issued and outstanding.
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
Failure to make required distributions would subject us to income taxation
In order to qualify as a REIT, each year we must distribute to shareholders at least 90% of our taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). To the extent that we satisfy the distribution requirement, but distribute less than 100% of taxable income, we will be subject to federal corporate income tax on the undistributed income. In addition, we would incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

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

The proposed mergers with Colonial Properties Trust and Colonial Realty Limited Partnership present certain risks to our business and operations.

In June 2013, we entered into an agreement and plan of merger with Colonial Properties Trust, or Colonial, and Colonial Realty Limited Partnership, or Colonial LP, which provides for the merger of Colonial with and into us and the merger of Colonial LP with and into a transitory subsidiary of MAALP, or collectively, the mergers. Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger, at the respective effective time of the mergers, each outstanding common share of Colonial beneficial interest will be converted into the right to receive 0.360 shares of our common stock, and each outstanding Class A Unit of Colonial Realty Limited Partnership will be converted into the right to receive 0.360 Class A Common Units of our Operating Partnership. We expect to complete the transaction in the third quarter of 2013, although we cannot assure you that the transaction will close on such timetable or at all.

Prior to closing, the mergers may present certain risks to our business and operations, including, among other things, that:

•	if the mergers do not occur, we may incur payment obligations to Colonial;

•	failure to complete the merger could negatively impact our stock price and our future business and financial results;

•	we expect to incur substantial expenses related to the merger; and

•	the pendency of the merger could adversely affect our business and operations.

In addition, certain risks may continue to exist after the closing of the merger, including, among other things, that:

•	we may be unable to successfully integrate our business and Colonial's business successfully and realize the anticipated benefits of the mergers or do so within the anticipated timeframe;

•	we may be unable to retain key employees;

•	the merger will result in changes to our board of directors and management that may affect our strategy;

•	our future results will suffer if we do not effectively manage our expanded operations;

•	the market price of our common stock may decline as a result of the mergers; and

•	we cannot assure you that we will be able to continue paying dividends at the current rate.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

MAA Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
April 1, 2013 - April 30, 2013	—	—	—	2,138,000
May 1, 2013 - May 31, 2013	—	—	—	2,138,000
June 1, 2013 - June 30, 2013	—	—	—	2,138,000

Total	—	—	—	2,138,000

(1)	MAA did not repurchase any shares during the second quarter of 2013.

(2)	This number reflects the amount of shares that are available for purchase under our 4,000,000 share repurchase program authorized by our Board in 1999.

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 2, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of June 30, 2013 (Unaudited) and December 31, 2012 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	August 2, 2013	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)