Form 10-Q
period 2013-09-30
MID AMERICA APARTMENT COMMUNITIES INC
filed 2013-11-07
CIK 912595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	November 4, 2013
Common Stock, $0.01 par value	74,776,229

MID-AMERICA APARTMENT COMMUNITIES, INC. (MAA)

MAA
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$394,848	$386,670
Buildings and improvements	3,247,874	3,170,413
Furniture, fixtures and equipment	102,013	98,044
Development and capital improvements in progress	31,595	52,455
	3,776,330	3,707,582
Less accumulated depreciation	(1,068,873)	(1,027,618)
	2,707,457	2,679,964

Land held for future development	5,450	1,205
Commercial properties, net	7,664	8,065
Investments in real estate joint ventures	3,237	4,837
Real estate assets, net	2,723,808	2,694,071

Cash and cash equivalents	181,105	9,075
Restricted cash	58,579	808
Deferred financing costs, net	13,629	13,842
Other assets	47,030	29,166
Goodwill	4,106	4,106
Total assets	$3,028,257	$2,751,068

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,050,202	$1,190,848
Unsecured notes payable	810,000	483,000
Accounts payable	6,963	4,586
Fair market value of interest rate swaps	9,858	21,423
Accrued expenses and other liabilities	109,282	94,719
Security deposits	6,892	6,669
Total liabilities	1,993,197	1,801,245

Redeemable stock	5,039	4,713

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 42,744,978 and 42,316,398 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (1)	427	422
Additional paid-in capital	1,562,211	1,542,999
Accumulated distributions in excess of net income	(567,662)	(603,315)
Accumulated other comprehensive losses	(4,599)	(26,054)
Total MAA shareholders' equity	990,377	914,052
Noncontrolling interest	39,644	31,058
Total equity	1,030,021	945,110
Total liabilities and equity	$3,028,257	$2,751,068

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2013 and December 31, 2012 are 80,626 and 72,786, respectively.

See accompanying notes to condensed consolidated financial statements.

MAA
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2013 and 2012
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating revenues:
Rental revenues	$125,522	$113,015	$366,191	$323,223
Other property revenues	10,772	9,966	31,596	29,084
Total property revenues	136,294	122,981	397,787	352,307
Management fee income	146	209	465	687
Total operating revenues	136,440	123,190	398,252	352,994
Property operating expenses:
Personnel	15,085	14,156	43,791	40,966
Building repairs and maintenance	4,595	4,292	11,661	11,543
Real estate taxes and insurance	16,811	14,167	48,395	41,085
Utilities	7,580	7,381	21,108	19,678
Landscaping	2,922	2,640	8,677	7,864
Other operating	9,160	8,653	26,758	24,928
Depreciation and amortization	33,000	30,979	97,883	89,701
Total property operating expenses	89,153	82,268	258,273	235,765
Acquisition expense	—	1,343	499	1,574
Property management expenses	5,193	5,460	15,970	16,484
General and administrative expenses	3,976	3,527	10,604	10,436
Merger related expenses	5,561	—	11,298	—
Integration related expenses	35	—	35	—
Income from continuing operations before non-operating items	32,522	30,592	101,573	88,735
Interest and other non-property income	16	89	86	343
Interest expense	(14,941)	(14,530)	(45,715)	(42,428)
(Loss) gain on debt extinguishment/modification	(218)	—	(387)	5
Amortization of deferred financing costs	(820)	(971)	(2,427)	(2,611)
Net casualty (loss) gain after insurance and other settlement proceeds	—	(22)	455	(24)
Gain on sale of non-depreciable assets	—	48	—	45
Income from continuing operations before gain (loss) from real estate joint ventures	16,559	15,206	53,585	44,065
Gain (loss) from real estate joint ventures	60	(72)	161	(170)
Income from continuing operations	16,619	15,134	53,746	43,895
Discontinued operations:
Income from discontinued operations before gain on sale	650	753	3,439	4,206
Net casualty (loss) gain after insurance and other settlement proceeds on discontinued operations	(1)	99	(5)	43
Gain on sale of discontinued operations	28,788	16,092	71,909	38,474
Consolidated net income	46,056	32,078	129,089	86,618
Net income attributable to noncontrolling interests	1,772	1,212	4,536	3,702
Net income available for MAA common shareholders	$44,284	$30,866	$124,553	$82,916

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.38	$0.35	$1.22	$1.03
Discontinued property operations	0.66	0.39	1.70	1.01
Net income available for common shareholders	$1.04	$0.74	$2.92	$2.04

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.38	$0.35	$1.21	$1.03
Discontinued property operations	0.66	0.39	1.70	1.00
Net income available for common shareholders	$1.04	$0.74	$2.91	$2.03

Dividends declared per common share	$0.6950	$0.6600	$2.0850	$1.9800
See accompanying notes to condensed consolidated financial statements.

MAA
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated net income	$46,056	$32,078	$129,089	$86,618
Other comprehensive income:
Unrealized (losses) gains from the effective portion of derivative instruments	(1,826)	(2,903)	10,096	(8,197)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	3,621	4,815	12,098	15,308
Total comprehensive income	47,851	33,990	151,283	93,729
Less: comprehensive income attributable to noncontrolling interests	(1,830)	(2,700)	(5,275)	(5,432)
Comprehensive income attributable to MAA	$46,021	$31,290	$146,008	$88,297

See accompanying notes to condensed consolidated financial statements.

MAA
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$129,089	$86,618
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(29)	—
Depreciation and amortization	102,158	97,691
Stock compensation expense	1,729	1,730
Redeemable stock issued	535	428
Amortization of debt premium	(948)	(541)
(Gain) loss from investments in real estate joint ventures	(161)	170
Loss on debt extinguishment	387	322
Derivative interest expense	827	590
Gain on sale of non-depreciable assets	—	(45)
Gain on sale of discontinued operations	(71,909)	(38,474)
Net casualty gain and other settlement proceeds	(450)	(19)
Changes in assets and liabilities:
Restricted cash	(391)	63
Other assets	(7,611)	(4,569)
Accounts payable	2,377	3,572
Accrued expenses and other	12,951	10,040
Security deposits	223	445
Net cash provided by operating activities	168,777	158,021
Cash flows from investing activities:
Purchases of real estate and other assets	(89,866)	(314,909)
Normal capital improvements	(35,412)	(36,989)
Construction capital and other improvements	(3,873)	(2,561)
Renovations to existing real estate assets	(8,616)	(11,070)
Development	(26,129)	(54,242)
Distributions from real estate joint ventures	8,311	11,880
Contributions to real estate joint ventures	(183)	(204)
Proceeds from disposition of real estate assets	118,783	97,113
Funding of escrow for exchange acquisitions	(57,380)	—
Net cash used in investing activities	(94,365)	(310,982)
Cash flows from financing activities:
Net change in credit lines	177,000	(235,064)
Proceeds from notes payable	—	271,000
Principal payments on notes payable	(8,695)	(11,760)
Payment of deferred financing costs	(2,655)	(3,577)
Repurchase of common stock	(682)	(1,863)
Proceeds from issuances of common shares	25,038	173,960
Distributions to noncontrolling interests	(3,574)	(3,775)
Dividends paid on common shares	(88,814)	(79,855)
Net cash provided by financing activities	97,618	109,066
Net increase (decrease) in cash and cash equivalents	172,030	(43,895)
Cash and cash equivalents, beginning of period	9,075	57,317
Cash and cash equivalents, end of period	$181,105	$13,422

Supplemental disclosure of cash flow information:
Interest paid	$48,534	$47,735
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$550	$2,672
Accrued construction in progress	$4,190	$6,392
Interest capitalized	$1,118	$1,844
Marked-to-market adjustment on derivative instruments	$21,367	$6,521
Fair value adjustment on debt assumed	$704	$2,578
Debt assumed	$18,293	$30,290
See accompanying notes to condensed consolidated financial statements.

MAA
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartment Communities, Inc., or we, our, us, or MAA, is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages apartment communities in the Sunbelt region of the United States. As of September 30, 2013, we owned or owned interests in a total of 160 multifamily apartment communities comprising 48,343 apartments located in 13 states including four communities comprising 1,156 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC. We also had two development communities under construction totaling 564 units as of September 30, 2013. A total of 174 units for the development projects were completed as of September 30, 2013, and therefore have been included in the totals above. Total expected costs for the development projects are $74.0 million, of which $43.1 million has been incurred through September 30, 2013. We expect to complete construction on one of the projects by the fourth quarter of 2013 and the other by the fourth quarter of 2014. Four of our properties include retail components with approximately 107,000 square feet of gross leasable area.

Effective October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of Mid-America Apartments, L.P., or the Operating Partnership, or MAALP, merged with and into Colonial Realty Limited Partnership, or Colonial LP, a Delaware limited partnership, with Colonial LP surviving the merger, which is referred to as the partnership merger. Immediately following the partnership merger, Colonial Properties Trust, or Colonial, an Alabama real estate investment trust, merged with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. The partnership merger and parent merger are collectively referred to as the "Merger" in the Quarterly Report on Form 10-Q. The combined company will operate under the name "MAA" and will be run by our existing management team. For additional details, see Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 11. All other footnotes contained in this Form 10-Q have been prepared as of September 30, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2012 annual consolidated financial statements. The consolidated financial statements presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 96% to 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

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

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three- and nine-month periods ended September 30, 2013 and 2012, our basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended September 30,			Nine months ended September 30,
	2013		2012	2013	2012
Shares Outstanding
Weighted average common shares - basic	42,702		41,405	42,584	40,634
Weighted average partnership units outstanding	—	(1)	1,781	1,709	1,859
Effect of unvested shares assumed	—	(1)	35	53	74
Weighted average common shares - diluted	42,702		43,221	44,346	42,567

Calculation of Earnings per Share - basic
Income from continuing operations	$16,619		$15,134	$53,746	$43,895
Income from continuing operations attributable to noncontrolling interests	(645)		(466)	(1,535)	(1,731)
Income from continuing operations allocated to unvested restricted shares	(14)		(12)	(47)	(39)
Income from continuing operations available for common shareholders, adjusted	$15,960		$14,656	$52,164	$42,125

Income from discontinued operations	$29,437		$16,944	$75,343	$42,723
Income from discontinued operations attributable to noncontrolling interest	(1,127)		(746)	(3,001)	(1,971)
Income from discontinued operations allocated to unvested restricted shares	(24)		(13)	(66)	(38)
Income from discontinued operations available for common shareholders, adjusted	$28,286		$16,185	$72,276	$40,714

Weighted average common shares - basic	42,702		41,405	42,584	40,634
Earnings per share - basic	$1.04		$0.74	$2.92	$2.04

Calculation of Earnings per Share - diluted
Income from continuing operations	$16,619		$15,134	$53,746	$43,895
Income from continuing operations attributable to noncontrolling interests	(645)	(1)	—	—	—
Income from continuing operations allocated to unvested restricted shares	(14)	(1)	—	—	—
Income from continuing operations available for common shareholders, adjusted	$15,960		$15,134	$53,746	$43,895

Income from discontinued operations	$29,437		$16,944	$75,343	$42,723
Income from discontinued operations attributable to noncontrolling interest	(1,127)	(1)	—	—	—
Income from discontinued operations allocated to unvested restricted shares	(23)	(1)	—	—	—
Income from discontinued operations available for common shareholders, adjusted	$28,287		$16,944	$75,343	$42,723

Weighted average common shares - diluted	42,702		43,221	44,346	42,567
Earnings per share - diluted	$1.04		$0.74	$2.91	$2.03

(1) Operating partnership units, unvested shares assumed, and the related income with each are not included in dilutive earnings per share calculations as they were not dilutive.

2.           Segment Information
As of September 30, 2013, we owned or had an ownership interest in 160 multifamily apartment communities in 13 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

Revenues and NOI for each reportable segment for the three- and nine-month periods ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Large Market Same Store	$64,823	$61,707	$191,246	$181,446
Secondary Market Same Store	52,344	50,904	155,650	150,869
Non-Same Store and Other	19,127	10,370	50,891	19,992
Total property revenues	136,294	122,981	397,787	352,307
Management fee income	146	209	465	687
Total operating revenues	$136,440	$123,190	$398,252	$352,994

NOI
Large Market Same Store	$38,159	$35,700	$113,707	$105,675
Secondary Market Same Store	30,349	29,816	92,547	89,109
Non-Same Store and Other	12,470	9,015	36,798	22,657
Total NOI	80,978	74,531	243,052	217,441
Discontinued operations NOI included above	(837)	(2,839)	(5,655)	(11,198)
Management fee income	146	209	465	687
Depreciation and amortization	(33,000)	(30,979)	(97,883)	(89,701)
Acquisition expense	—	(1,343)	(499)	(1,574)
Property management expense	(5,193)	(5,460)	(15,970)	(16,484)
General and administrative expense	(3,976)	(3,527)	(10,604)	(10,436)
Merger related expenses	(5,561)	—	(11,298)	—
Integration Costs	(35)	—	(35)	—
Interest and other non-property income	16	89	86	343
Interest expense	(14,941)	(14,530)	(45,715)	(42,428)
(Loss) gain on debt extinguishment	(218)	—	(387)	5
Amortization of deferred financing costs	(820)	(971)	(2,427)	(2,611)
Net casualty (loss) gain after insurance and other settlement proceeds	—	(22)	455	(24)
Gain on sale of non-depreciable assets	—	48	—	45
Gain (loss) from real estate joint ventures	60	(72)	161	(170)
Discontinued operations	29,437	16,944	75,343	42,723
Net income attributable to noncontrolling interests	(1,772)	(1,212)	(4,536)	(3,702)
Net income attributable to MAA	$44,284	$30,866	$124,553	$82,916

Assets for each reportable segment as of September 30, 2013 and December 31, 2012, were as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets
Large Market Same Store	$1,265,355	$1,108,827
Secondary Market Same Store	806,170	654,315
Non-Same Store and Other	674,432	949,398
Corporate assets	282,300	38,528
Total assets	$3,028,257	$2,751,068

3.          Equity

Total equity and its components for the nine-month periods ended September 30, 2013, and 2012 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2012	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110
Net income			124,553		4,536	129,089
Other comprehensive income - derivative instruments (cash flow hedges)				21,455	739	22,194
Issuance and registration of common shares	4	25,034				25,038
Shares repurchased and retired	—	(682)				(682)
Shares issued in exchange for units	1	549			(550)	—
Redeemable stock fair market value			209			209
Adjustment for noncontrolling interest ownership in operating partnership		(7,418)			7,418	—
Amortization of unearned compensation		1,729				1,729
Dividends on common stock ($2.0850 per share)			(89,109)		—	(89,109)
Dividends on noncontrolling interest units ($2.0850 per unit)					(3,557)	(3,557)
EQUITY BALANCE SEPTEMBER 30, 2013	$427	$1,562,211	$(567,662)	$(4,599)	$39,644	$1,030,021

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2011	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462
Net income			82,916		3,702	86,618
Other comprehensive income - derivative instruments (cash flow hedges)				5,381	1,730	7,111
Issuance and registration of common shares	28	173,934				173,962
Shares repurchased and retired	—	(1,863)				(1,863)
Shares issued in exchange for units	2	2,670			(2,672)	—
Redeemable stock fair market value			(168)			(168)
Adjustment for noncontrolling interest ownership in operating partnership		(4,812)			4,812	—
Correction of classification of equity accounts		(27,032)	24,871		2,161	—
Amortization of unearned compensation		1,730				1,730
Dividends on common stock ($1.9800 per share)			(81,813)		—	(81,813)
Dividends on noncontrolling interest units ($1.9800 per unit)					(3,667)	(3,667)
EQUITY BALANCE SEPTEMBER 30, 2012	$419	$1,520,250	$(596,027)	$(30,467)	$31,197	$925,372

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

We did not acquire any additional properties during the three months ended September 30, 2013.

5.           Discontinued Operations

The eight properties that we sold during the nine months ended September 30, 2013 as well as the nine properties sold by us during 2012 have been classified as discontinued operations in the Consolidated Statement of Operations.

The following table lists the communities classified as discontinued operations for the nine months ended September 30, 2013:

Community	Number of Units	Date Sold	Location	Operating Segment
Woodbridge at the Lake	188	May 15, 2013	Jacksonville, Florida	Large market same store
Savannahs at James Landing	256	June 13, 2013	Melbourne, Florida	Secondary market same store
High Ridge	160	June 13, 2013	Athens, Georgia	Secondary market same store
TPC Jacksonville	440	June 20, 2013	Jacksonville, Florida	Large market same store
Marsh Oaks	120	August 15, 2013	Jacksonville, Florida	Large market same store
Three Oaks	240	September 11, 2013	Valdosta, Georgia	Secondary market same store
Wildwood	216	September 11, 2013	Thomasville, Georgia	Secondary market same store
Shenandoah Ridge	272	September 30, 2013	Augusta, Georgia	Secondary market same store

During the three months ended June 30, 2013, we reported the 113-unit Fountain Lake apartment community as held for sale in the Condensed Consolidated Balance Sheet and in discontinued operations in our Condensed Consolidated Statement of Operations. As of September 30, 2013, we are no longer actively marketing this community and as a result Fountain Lake was classified as held for use and therefore is not included in the discontinued operation line in the Consolidated Statement of Operations as of September 30, 2013. Fountain Lake is valued at its carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held for use, on the Condensed Consolidated Balance Sheet.

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three- and nine-month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income from continuing operations:
Attributable to MAA	$15,974	$14,668	$52,211	$42,164
Attributable to noncontrolling interest	645	466	1,535	1,731
Income from continuing operations	$16,619	$15,134	$53,746	$43,895

Income from discontinued operations:
Attributable to MAA	$28,310	$16,198	$72,342	$40,752
Attributable to noncontrolling interest	1,127	746	3,001	1,971
Income from discontinued operations	$29,437	$16,944	$75,343	$42,723

The following is a summary of discontinued operations for the three- and nine-month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenues	$1,386	$5,108	$9,084	$19,659
Other revenues	119	449	709	1,834
Total revenues	1,505	5,557	9,793	21,493
Expenses
Property operating expenses	680	3,073	4,147	10,702
Depreciation and amortization	110	1,421	1,856	5,401
Interest expense	65	310	351	1,184
Total expense	855	4,804	6,354	17,287
Income from discontinued operations before gain on sale	650	753	3,439	4,206
Net (loss) gain on insurance and other settlement proceeds on discontinued operations	(1)	99	(5)	43
Gain on sale of discontinued operations	28,788	16,092	71,909	38,474
Income from discontinued operations	$29,437	$16,944	$75,343	$42,723

6.           Share and Unit Information

On September 30, 2013, 42,744,978 shares of common stock of MAA and 1,701,955 partnership units in the Operating Partnership were issued and outstanding, representing a total of 44,446,933 shares and units. At September 30, 2012, 41,925,288 shares of common stock of MAA and 1,774,547 partnership units in the Operating Partnership were outstanding, representing a total of 43,699,835 shares and units. There were no outstanding options as of September 30, 2013 or September 30, 2012.

On August 26, 2010, we and our Operating Partnership entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell up to a combined total of 6,000,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM. We terminated this ATM program, and on February 25, 2013, we and our Operating Partnership entered into sales agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock with materially the same terms as our previous sales agreements.

During the three months ended September 30, 2013, we did not issue any shares through our ATM programs. During the nine-month period ended September 30, 2013, we issued 365,011 shares through our ATM programs for net proceeds of $24.8 million and gross proceeds of $25.1 million. During the three- and nine-month periods ended September 30, 2012, we issued 812,911 shares through our ATM programs for net proceeds of $53.7 million. The gross proceeds for these issuances were $54.5 million. We have 4,134,989 shares remaining under our ATM program as of September 30, 2013.

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120 million after underwriter discounts. The gross proceeds for this offering were approximately $124.1 million. We had no such offerings during the three- and nine-month periods ended September 30, 2013.

During the three- and nine-month periods ended September 30, 2013, we issued 435 shares and 764 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in gross proceeds of approximately $28,000 and $50,000. During the three- and nine-month periods ended September 30, 2012, we issued 122 shares and 451 shares of common stock through the optional cash purchase feature of our DRSPP resulting in gross proceeds of approximately $8,000 and $30,000.

During the nine months ended September 30, 2013, 4,805 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2012, 15,565 shares were acquired for these purposes.

7.           Notes Payable

On September 30, 2013 and December 31, 2012, we had total indebtedness of approximately $1.86 billion and $1.67 billion, respectively. Our indebtedness as of September 30, 2013 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On March 1, 2012, our Operating Partnership entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan with a variable rate resetting monthly at LIBOR plus a spread of 1.40% to 2.15% based on a leveraged-based pricing grid and a maturity date of March 1, 2017. In July 2012, we received an investment grade rating (Baa2) from Moody's rating service, which caused the variable rate to reset monthly at LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid. As of September 30, 2013, the full amount was outstanding under this agreement.

On August 31, 2012, our Operating Partnership issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of September 30, 2013, the full amount of the notes has been funded and is included in our balance sheet.

On June 14, 2013, our Operating Partnership entered into a $250 million term loan agreement with JPMorgan at a rate of LIBOR plus a spread of 1.30% on any outstanding borrowings. This agreement matures on June 14, 2014, although borrowings are only allowed to be drawn upon up until 60 days subsequent to the closing of the Merger. We had no borrowings under this agreement at September 30, 2013.

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of September 30, 2013, we had $350 million borrowed under this facility.

As of September 30, 2013, approximately 35% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 18 interest rate swaps and 12 interest rate caps as of September 30, 2013, representing notional amounts totaling $559.0 million and $224.6 million, respectively. We also held 11 non-designated interest rate caps with notional amounts totaling $63.8 million as of September 30, 2013.

The following table summarizes our outstanding debt structure as of September 30, 2013 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$382,817	4.7%	3/29/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	259,000	5.3%	7/20/2014
Total fixed rate secured debt	$691,817	4.9%	5/4/2017
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$189,721	0.7%	12/2/2016
FNMA tax-free credit facilities	89,217	0.9%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	1/1/2016
Total variable rate secured debt	$358,385	0.9%	2/3/2020
Total Secured Debt	$1,050,202	3.5%	4/12/2018

Unsecured Debt
Variable rate credit facility	$350,000	1.3%	8/7/2017
Term loan fixed with swaps	150,000	2.4%	3/1/2017
Fixed rate senior private placement bonds	310,000	4.5%	7/27/2021
Total Unsecured Debt	$810,000	2.7%	1/14/2019

Total Outstanding Debt	$1,860,202	3.2%	8/11/2018

(1) Includes capped balances.

8.           Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to our borrowings, the value of which are determined by changing interest rates, related cash flows and other factors.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2013 and 2012, we recorded ineffectiveness of $1,000 (increase to interest expense) and $7,000 (increase to interest expense), respectively, and during the nine months ended September 30, 2013 and 2012, we recorded ineffectiveness of $26,000 (decrease to interest expense) and $40,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $8.9 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	12	$224,631,000
Interest Rate Swaps (1)	18	$559,000,000

(1) Includes three forward rate swaps totaling $150 million where the debt has not yet been issued. These swaps are not included in our debt discussion in MD&A or footnote 7.

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $5,000 for the three months ended September 30, 2013 and a loss of $8,000 for the nine months ended September 30, 2013. We recorded a loss of $25,000 and $58,000 for the three and nine months ended September 30, 2012.

As of September 30, 2013, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	11	$63,820,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, respectively.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of September 30, 2013 and
December 31, 2012 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$10,681	$245	Fair market value of interest rate swaps	$9,858	$21,423

Total derivatives designated as hedging instruments		$10,681	$245		$9,858	$21,423

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$57	$43		$—	$—

Total derivatives not designated as hedging instruments		$57	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three and nine months ended September 30, 2013 and 2012 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2013	2012		2013	2012		2013	2012

Interest rate contracts	$(1,826)	$(2,903)	Interest expense	$(3,621)	$(4,815)	Interest expense	$(1)	$(7)

Total derivatives in cash flow hedging relationships	$(1,826)	$(2,903)		$(3,621)	$(4,815)		$(1)	$(7)

Nine months ended September 30,

Interest rate contracts	$10,096	$(8,197)	Interest expense	$(12,098)	$(15,308)	Interest expense	$26	$(40)

Total derivatives in cash flow hedging relationships	$10,096	$(8,197)		$(12,098)	$(15,308)		$26	$(40)

Derivatives Not Designated as Hedging Instruments

Three months ended September 30,						Location of Gain or (Loss) Recognized in Income	2013	2012

Interest rate contracts						Interest expense	$(5)	$(25)

Total							$(5)	$(25)

Nine months ended September 30,

Interest rate contracts						Interest expense	$(8)	$(58)

Total							$(8)	$(58)

Credit-Risk-Related Contingent Features

As of September 30, 2013, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $10.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $9.8 million at September 30, 2013.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2013, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $6.7 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2013, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $0.5 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $9.7 million as of September 30, 2013.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of September 30, 2013.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$10,738	—	$10,738	$(866)	—	$9,872

Offsetting of Derivative Liabilities
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$9,858	—	$9,858	$(866)	—	$8,992

Offsetting of Derivative Assets
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$288	—	$288	—	—	$288

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$21,423	—	$21,423	—	—	$21,423

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the nine months ended September 30, 2013 and 2012:

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		For the nine months ended September 30,
		2013	2012
Beginning balance		$(26,054)	$(35,848)
Other comprehensive income before reclassifications		10,096	(8,197)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	12,098	15,308
Net current-period other comprehensive income attributable to noncontrolling interest		(739)	(1,730)
Net current-period other comprehensive income attributable to MAA		21,455	5,381
Ending balance		$(4,599)	$(30,467)

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

Fixed rate notes payable at September 30, 2013 and December 31, 2012, totaled $743 million and $732 million, respectively, and had estimated fair values of $785 million and $778 million (excluding prepayment penalties), respectively, as of September 30, 2013 and December 31, 2012. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2013 and December 31, 2012, totaled $1.1 billion and $941 million, respectively, and had estimated fair values of $1.0 billion and $860 million (excluding prepayment penalties), respectively, as of September 30, 2013 and December 31, 2012. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2013 and December 31, 2012 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				September 30, 2013
Assets
Derivative financial instruments	$—	$10,738	$—	$10,738
Liabilities
Derivative financial instruments	$—	$9,858	$—	$9,858

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2012
Assets
Derivative financial instruments	$—	$288	$—	$288
Liabilities
Derivative financial instruments	$—	$21,423	$—	$21,423

The fair value estimates presented herein are based on information available to management as of September 30, 2013 and December 31, 2012.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

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

11. Subsequent Events

Merger with Colonial Properties Trust

On October 1, 2013, we completed our previously announced merger with Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of our Operating Partnership, merged with and into Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of our Operating Partnership, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the previously announced agreement and plan of merger entered into on June 3, 2013 among MAA, our Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in our Operating Partnership at the 0.36 conversion rate.

The net assets and results of operations of Colonial will be included in our consolidated financial statements from the closing date and will be presented in our and our Operating Partnership's Form 10-K filing for the year ended December 31, 2013. During the nine months ended September 30, 2013, we incurred total merger related expenses of $11.3 million, which is included in the Condensed Consolidated Statement of Operations in the line item, "Merger related expenses".

We are required to account for the parent merger under the Business Combinations accounting guidance, which generally requires the acquirer to record all of the assets acquired and liabilities assumed at fair value. The value of the transaction was approximately $2.2 billion, substantially all of which is based on a total of 31,916,765 additional MAA shares and 2,574,631 common units in our Operating Partnership issued on October 1, 2013 as a result of the Merger, valued at $62.56 per share and unit, the opening stock price of our common stock on the closing date. We are in the process of determining the allocation of the purchase price to the assets acquired and liabilities assumed, but as of November 7, 2013, the initial accounting for the business combination has not been completed. We have not yet received final allocations from independent valuation specialists for acquired property, equipment, intangible assets, and liabilities assumed. The required disclosures will be included in our and our Operating Partnership's form 10-K filing for the year ended December 31, 2013.

Acquisition Activity

On November 1, 2013, we closed on the purchase of the 251-unit Haven at Celebrate II apartment community located in Fredericksburg, Virginia.

Disposition Activity

On October 31, 2013, we closed on the sale of Whispering Pines, a 216-unit apartment community located in LaGrange, GA.

Financings

On October 1, 2013, in connection with the consummation of the Merger, our Operating Partnership assumed from Colonial LP and amended the U.S. Bank Term Loan Agreement, or the U.S. Bank Loan Agreement, with various lenders and with U.S. Bank National Association, as joint lead arranger and administrative agent, and with PNC Capital Markets, as joint lead arranger. Our Operating Partnership’s obligations under the U.S. Bank Loan Agreement are guaranteed by us and certain of our subsidiaries.

On October 1, 2013, our Operating Partnership also assumed from Colonial LP and amended the Wells Fargo Term Loan Agreement, or the Wells Loan Agreement, with various lenders and with Wells Fargo Bank National Association, or Wells Fargo, as lead arranger and administrative agent. Our Operating Partnership’s obligations under the Wells Loan Agreement are guaranteed by us and certain of our subsidiaries.

On October 1, 2013, we entered into a Guaranty with Wells Fargo, pursuant to which we guaranteed obligations of our Operating Partnership under an ISDA Master Agreement that our Operating Partnership entered into with Wells Fargo on October 1, 2013. Additionally, on October 1, 2013, our Operating Partnership, Wells Fargo, and Colonial LP entered into four Novation Confirmations, pursuant to which certain swap agreements originally entered into by Colonial LP were transferred to our Operating Partnership.

On October 8, 2013, we settled the three forward swaps, resulting in cash proceeds of approximately $9.6 million.

On October 16, 2013, we issued and sold $350 million in aggregate principal amount of 4.300% Senior Notes due 2023 at a price of 99.047% of the principal amount.

Partnership Agreement

On October 1, 2013, we executed the Third Amended and Restated Agreement of Limited Partnership, which replaced the Second Amended and Restated Agreement of Limited Partnership.

Bylaws
On October 1, 2013, in connection with the consummation of the Merger, the Second Amended and Restated Bylaws previously approved and adopted by our board of directors became effective.

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

Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements about the benefits of the Merger. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	difficulty in integrating Colonial’s operations, systems and personnel with ours;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed, if at all, on a timely basis or to lease-up as anticipated;

•	inability of a joint venture to perform as expected;

•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;

•	unexpected capital needs;

•	increasing real estate taxes and insurance costs;

•	losses from catastrophes in excess of MAA’s insurance coverage;

•	inability to acquire funding through the capital markets;

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

•	changes in interest rate levels, including that of variable rate debt, which are extensively used by MAA;

•	loss of hedge accounting treatment for interest rate swaps or interest rate caps;

•	the continuation of the good credit of MAA’s interest rate swap and cap providers;

•	inability to meet loan covenants;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;

•	inability to pay required distributions to maintain our REIT status due to required debt payments or otherwise;

•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;

•	imposition of federal taxes if MAA fails to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, in any taxable year or foregone opportunities to ensure REIT status;

•	inability to attract and retain qualified personnel;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes; and

•	litigation and compliance costs associated with laws requiring access for disabled persons

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

Overview of the Three Months Ended September 30, 2013

We experienced an increase in income from continuing operations for the three months ended September 30, 2013 over the three months ended September 30, 2012 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.0% increase in our large market same store segment, a 2.8% increase in our secondary market same store segment, both of which are driven by increased average rent per unit, and a 84.4% increase in our non-same store and other segment, which was primarily a result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations or classified as held for sale.

As of September 30, 2013, our wholly-owned portfolio consisted of 47,187 apartment units in 156 communities, compared to 47,941 apartment units in 161 communities at September 30, 2012. For these communities, the average effective rent per apartment unit, excluding units in lease-up, increased to $891 per unit at September 30, 2013 from $854 per unit at September 30, 2012.  For these same communities, overall occupancy increased to 96.3% at September 30, 2013 from 96.0% at September 30, 2012. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

Effective October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of our Operating Partnership merged with and into Colonial LP, with Colonial LP surviving the merger, and, immediately following the partnership merger, Colonial merged with and into MAA, with MAA surviving the merger. The combined company will operate under the name "MAA" and will be run by our existing management team. For additional details, see Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 11. All other footnotes contained in this Form 10-Q have been prepared as of September 30, 2013.
The following is a discussion of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2013 and 2012.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three-Month Period Ended September 30, 2013 to the Three-Month Period Ended September 30, 2012

Property revenues for the three months ended September 30, 2013 were approximately $136.3 million, an increase of approximately $13.3 million from the three months ended September 30, 2012 due to (i) a $3.1 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $1.4 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $8.8 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2013 were approximately $56.2 million, an increase of approximately $4.9 million from the three months ended September 30, 2012 due primarily to (i) an increase in property operating expenses of $0.7 million from our large market same store group, (ii) an increase of $0.9 million from our secondary market same store group, and (iii) an increase of $3.3 million from our non-same store and other group, primarily as a result of acquisitions. The increases in the large market same store and secondary market same store groups are mainly the result of increases in real estate taxes. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the three months ended September 30, 2013 was approximately $33.0 million, an increase of approximately $2.0 million from the three months ended September 30, 2012 primarily due to (i) an increase in depreciation and amortization expense of $0.2 million from our large market same store group, (ii) an increase of $0.3 million from our secondary market same store group, and (iii) an increase of $1.5 million from our non-same store and other group, mainly as a result of acquisitions.

Interest expense increased by approximately $0.4 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of an increase in our average debt outstanding of approximately $71.8 million. This increase was partially offset by a decrease in the average interest rate from 3.7% to 3.2%.

For the three months ended September 30, 2013, we recorded total gain on sale of four properties presented in discontinued operations of approximately $28.8 million compared to $16.1 million for the sale of five properties during the three months ended September 30, 2012.

We also incurred merger related expenses for the acquisition of Colonial of $5.6 million for the three months ended September 30, 2013. There were no merger related expenses for the three months ended September 30, 2012.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $13.4 million in the three months ended September 30, 2013 from the three months ended September 30, 2012.

Comparison of the Nine-Month Period Ended September 30, 2013 to the Nine-Month Period Ended September 30, 2012

Property revenues for the nine months ended September 30, 2013 were approximately $397.8 million, an increase of approximately $45.5 million from the nine months ended September 30, 2012 due to (i) a $9.8 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $4.8 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $30.9 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2013 were approximately $160.4 million, an increase of approximately $14.3 million from the nine months ended September 30, 2012 due primarily to (i) an increase in property operating expenses of $1.8 million from our large market same store group, (ii) an increase of $1.3 million from our secondary market same store group, and (iii) an increase of $11.2 million from our non-same store and other group, primarily as a result of acquisitions. The increases in the large market same store and secondary market same store groups are mainly the result of increases in real estate taxes. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the nine months ended September 30, 2013 was approximately $97.9 million, an increase of approximately $8.2 million from the nine months ended September 30, 2012 primarily due to (i) an increase in depreciation and amortization expense of $0.4 million from our large market same store group, (ii) an increase of $0.3 million from our secondary market same store group, and (iii) an increase of $7.5 million from our non-same store and other group, mainly as a result of acquisitions.

Interest expense increased by approximately $3.3 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of an increase in our average debt outstanding of approximately $94.3 million. This increase was partially offset by a decrease in the average interest rate from 3.7% to 3.2%.

For the nine months ended September 30, 2013, we recorded total gain on sale of eight properties presented in discontinued operations of approximately $71.9 million compared to $38.5 million for the sale of eight properties during the nine months ended September 30, 2012.

We also incurred merger related expenses for the acquisition of Colonial of $11.3 million for the nine months ended September 30, 2013. There were no merger related expenses for the nine months ended September 30, 2012.

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $41.6 million in the nine months ended September 30, 2013 from the nine months ended September 30, 2012.

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

The following table is a reconciliation of FFO to net income available for MAA common shareholders for the three- and nine-month periods ended September 30, 2013, and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available for MAA common shareholders	$44,284	$30,866	$124,553	$82,916
Depreciation and amortization of real estate assets	32,421	30,421	96,156	87,962
Depreciation and amortization of real estate assets of discontinued operations	110	1,322	1,856	5,357
Gain on sales of discontinued operations	(28,788)	(16,092)	(71,909)	(38,474)
Depreciation and amortization of real estate assets of real estate joint ventures	253	442	914	1,437
Net income attributable to noncontrolling interests	1,772	1,212	4,536	3,702
Funds from operations	$50,052	$48,171	$156,106	$142,900

FFO for the three- and nine-month periods ended September 30, 2013 increased by approximately $1.9 million and $13.2 million, respectively, from the three- and nine-month periods ended September 30, 2012. The increases in FFO are primarily a result of the increases in property revenues of approximately $13.3 million and $45.5 million for the three- and nine-month periods ending September 30, 2013, respectively, compared to the three- and nine-month periods ending September 30, 2012. These revenue increases were only partially offset by the $4.9 million and $14.3 million increases in property operating expenses, excluding depreciation and amortization for the same periods. FFO is also reduced by the $5.6 million and $11.3 million in merger related expenses for the three and nine months ended September 30, 2013.

Trends

During the three-month period ended September 30, 2013, rental demand for apartments was strong, as it was throughout 2012 and the first two quarters of 2013. This strength was evident on two fronts: same store physical occupancy during the quarter ended September 30, 2013 increased as compared to the quarter ended September 30, 2012, averaging 96.3% for the current quarter and 96.0% for the same quarter last year; and average pricing on both new leases and renewals signed during the three-month period ended September 30, 2013 was higher as compared to the three-month period ended June 30, 2013 and the three-

month period ended September 30, 2012. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a below average pace.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2013, we were invested in approximately 45 defined Metropolitan Statistical Areas, with 54% of our gross assets in large markets and 46% of our gross assets in select secondary markets.

New supply of rental units entering the market remained below historical new supply delivery averages, but multifamily permitting did pick up in 2012 and has continued into 2013. We believe this permitting will ultimately lead to an increase in supply, but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.

Our focus continues to be on increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, same store effective monthly rent per unit for the three-month period ended September 30, 2013 increased by 3.4% from the three-month period ended September 30, 2012. With strong occupancy in place as we enter the winter leasing season, the Company will be able to maximize the market’s pricing potential in the fourth quarter.

Overall same store revenues increased 4.0% for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012. This increase was primarily due to rising rents, and helped by increases in ancillary income. Although new multifamily development is occurring, we believe the permitting data so far suggests that levels will remain below pre-recession deliveries, although there can be no assurance in this regard. Also, we believe that more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. The continued benefit of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $168.8 million for the nine months ended September 30, 2013, compared to $158.0 million for the nine months ended September 30, 2012. This increase is mainly a result of cash inflows from property operations resulting from a $45.5 million increase in property revenues for the nine months ended September 30, 2013 from the nine months ended September 30, 2012, which was partially offset by a $14.3 million increase in property operating expenses, excluding depreciation and amortization and other incremental operating expenses in total over the same period.  The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $94.4 million during the nine months ended September 30, 2013 compared to $311.0 million during the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we had $89.9 million in cash outflows for property acquisitions. We had $314.9 million cash outflows for property acquisitions for the nine months ended September 30, 2012. We also had cash outflows of $35.4 million related to normal capital expenditures for the nine months ended September 30, 2013 compared to $37.0 million for the nine months ended September 30, 2012. We also had cash outflows of $26.1 million related to development activities during the nine months ended September 30, 2013 compared to approximately $54.2 million for the nine months ended September 30, 2012.  In addition to acquisition costs and development costs, we had outflows of $8.6 million for renovations to existing real estate assets during the nine months ended September 30, 2013, compared to $11.1 million for the nine months ended September 30, 2012. We had cash inflows related to property dispositions of $118.8 million during the nine months ended September 30, 2013, compared to $97.1 million related to the disposition of eight properties during the nine months ended September 30,

2012. We received approximately $8.3 million during the nine months ended September 30, 2013 as distributions from our joint ventures compared to $11.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we had a cash outflow of $57.4 million related to the funding of escrow for exchange acquisitions. We had no such outflows during the nine months ended September 30, 2012.

Net cash provided by financing activities was approximately $97.6 million for the nine months ended September 30, 2013, compared to $109.1 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received net proceeds of approximately $25.0 million primarily from the issuance of shares of common stock through our ATM program and the optional cash purchase feature of our DRSPP. Comparatively, during the nine months ended September 30, 2012, we received proceeds of approximately $174.0 million from the issuance of shares of common stock through our March 2, 2012 public offering and the optional cash purchase feature of our DRSPP. We used a portion of the proceeds to partially fund the pay down of our credit lines during the nine months ended September 30, 2012. We currently have 4,134,989 shares remaining under our ATM program. We incurred approximately $168.3 million of debt in the nine months ended September 30, 2013 compared to incurring $24.2 million of debt in the nine months ended September 30, 2012.

The weighted average interest rate at September 30, 2013 for the $1.1 billion of secured debt outstanding was 3.5%, compared to the weighted average interest rate of 3.9% on $1.2 billion of secured debt outstanding at September 30, 2012.  The weighted average interest rate at September 30, 2013 for the $810.0 million of unsecured debt was 2.7% compared to the weighted average interest rate of 3.4% on $514 million of unsecured debt outstanding at September 30, 2012.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide credit facilities and bond placements. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 1, 2012, our Operating Partnership entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid. We had borrowings of $150 million outstanding under this agreement at September 30, 2013.

On August 31, 2012, our Operating Partnership issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. All of the notes are guaranteed by MAA. As of September 30, 2013, the full amount of the notes has been funded and is included in our Consolidated Balance Sheet.

On June 14, 2013, our Operating Partnership entered into a $250 million term loan agreement with JPMorgan at a rate of LIBOR plus a spread of 1.30% on any outstanding borrowings. This agreement matures on June 14, 2014, although borrowings are only allowed to be drawn upon up until 60 days subsequent to the closing of the Merger. We had no borrowings under this agreement at September 30, 2013.

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of September 30, 2013, we had $350 million borrowed under this facility.

Approximately 24% of our outstanding obligations at September 30, 2013 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $799.9 million, of which $453.9 million was collateralized and available to borrow at September 30, 2013. We had total borrowings outstanding under the FNMA Facilities of $453.9 million at September 30, 2013. Various tranches of the FNMA Facilities mature from 2013 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 11% of our outstanding obligations at September 30, 2013 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at September 30, 2013. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at September 30, 2013. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent one month or three month LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.30% below LIBOR.

We also maintain a $500 million unsecured credit facility with nine banks led by KeyBank, which bears interest at one-month LIBOR plus a spread of 0.9% to 1.70% based on an investment pricing grid. This credit facility expires in November 2017 with a one year extension option. At September 30, 2013, we had $498.6 million available to be borrowed under this credit facility with $350 million borrowed. Approximately $1.4 million of this credit facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect. We believe we were in compliance with these covenants and conditions on usage at September 30, 2013.

The following schedule details the line limits, availability, outstanding balances and contract maturities of our various borrowings as of September 30, 2013 (dollars in thousands):

	Line Limit	Amount Collateralized and/or Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$799,938	$453,938	$453,938	6.1
Freddie Mac Credit Facilities	200,000	198,247	198,247	0.8
Other Secured Borrowings	398,017	398,017	398,017	5.4
Unsecured Credit Facility	500,000	498,637	350,000	3.9
Other Unsecured Borrowings	460,000	460,000	460,000	6.4
JPMorgan Term Loan	250,000	250,000	—	0.8
Total Debt	$2,607,955	$2,258,839	$1,860,202	5.0

As of September 30, 2013, we had entered into designated interest rate swaps totaling a notional amount of $559.0 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $224.6 million as of September 30, 2013. Five major banks provide approximately 96% of our derivative fair value, all of which have investment grade ratings from Moody’s and Standard & Poor's.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2013 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$691,817	3.6	4.9%
Conventional - Variable Rate - Capped (1) (2)	213,136	2.4	0.9%
Tax-free – Variable Rate - Capped (1)	89,217	2.9	0.9%
Total Fixed or Hedged Rate Maturity	$994,170	3.3	3.7%
Conventional - Variable Rate	56,032	0.2	0.7%
Total Secured Rate Maturity	$1,050,202	3.1	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$460,000	6.4	3.8%
Variable Rate	350,000	0.1	1.3%
Total Unsecured Rate Maturity	$810,000	3.7	2.7%
TOTAL DEBT RATE MATURITY	$1,860,202	3.4	3.2%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,454,170	4.3	3.7%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.6% of SIFMA for tax-free caps.

(2)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowings outstanding as of September 30, 2013 (in thousands):

	Credit Facility Amount Borrowed
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured (1)	Other Unsecured	Total
2013	$—	$—	$—	$—	$—	$—
2014	17,936	198,247	—	34,460	—	250,643
2015	105,785	—	—	34,988	—	140,773
2016	80,000	—	—	15,200	—	95,200
2017	80,000	—	350,000	59,817	168,000	657,817
Thereafter	170,217	—	—	253,552	292,000	715,769
Total	$453,938	$198,247	$350,000	$398,017	$460,000	$1,860,202

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt along with our interest rate caps as of September 30, 2013 (dollars in thousands):

	Fixed	Interest	Total		Interest	Total
	Rate	Rate	Fixed Rate	Contract	Rate	Fixed or
	Debt	Swaps	Balances	Rate	Caps (1)	Hedged
2013	$—	$40,000	$40,000	4.8%	$—	$40,000
2014	34,460	144,000	178,460	5.1%	59,494	237,954
2015	34,988	75,000	109,988	5.6%	40,000	149,988
2016	—	—	—	—%	104,480	104,480
2017	127,817	150,000	277,817	2.7%	65,511	343,328
Thereafter	545,552	—	545,552	4.7%	32,868	578,420
Total	$742,817	$409,000	$1,151,817	4.4%	$302,353	$1,454,170

(1)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government. The Agencies provide credit enhancement for approximately $652 million of our outstanding debt through credit facilities as of September 30, 2013.

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

For the nine months ended September 30, 2013, our net cash provided by operating activities was in excess of funding for normal capital improvements, distributions to unitholders, and dividends paid on common shares by approximately $41.0 million. This compares to an excess of approximately $37.4 million for the nine months ended September 30, 2012. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of September 30, 2013 (dollars in thousands):

Contractual Obligations (1)	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt (2)	$1,905	$242,716	$525,323	$87,978	$162,322	$839,958	$1,860,202
Fixed Rate or Swapped Interest (3)	10,407	39,619	33,431	30,824	25,612	75,161	215,054
Purchase Obligations (4)	1,840	1,386	—	—	—	—	3,226
Operating Leases	2	9	7	6	6	—	30
Total	$14,154	$283,730	$558,761	$118,808	$187,940	$915,119	$2,078,512

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

(4)	Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2013, and 2012, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, a joint ventures established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing, was effectively dissolved during the second quarter of 2013. Mid-America Multifamily Fund II, LLC, or Fund II, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2013, Fund II owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in our Annual Report on Form 10-K filed with the SEC on February 22, 2013.

Our investments in Fund II are unconsolidated and are recorded using the equity method as we do not have a controlling interest.

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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks relating to the Colonial Merger
We have incurred and expect to incur substantial expenses related to the Merger.
We have incurred and expect to incur substantial expenses in connection with the Merger and integrating Colonial’s business, operations, networks, systems, technologies, policies and procedures with ours. There are a large number of systems that must be integrated, including property management, revenue management, resident payment, credit screening, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting. Moreover, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.
We may be unable to integrate Colonial’s businesses with ours successfully or realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe.
Because Colonial was a public company, we expect to benefit from the elimination of duplicative costs associated with supporting Colonial’s public company platform and the leveraging of our technology and systems. These savings are expected to be realized upon full integration, which is expected to occur over the 18-month period following the closing of the Merger. However, we will be required to devote significant management attention and resources to integrating the business practices and operations of Colonial with our business practices and operations. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Colonial with ours in a manner that permits us to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with Colonial, Colonial LP or the Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Colonial’s operations with our operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business, results of operations, financial condition and prospects.

We may be unable to retain key employees as a result of the Merger.
Our success will depend in part upon the ability to retain key former employees of Colonial, as well as our key employees. Key employees may depart because of, among other things, issues relating to the combination of the two companies, uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.
The Merger resulted in changes to our board of directors that may affect our strategy going forward.
The composition of our board of directors changed as a result of the Merger. Our board of directors now consists of twelve members, including all seven directors from our board of directors prior to the Merger and five directors who were members of the Colonial board of trustees prior to the Merger. This new composition of our board of directors may affect our business strategy and operations going forward.
Our future results will suffer if we do not effectively manage our expanded operations following the Merger.
We have expanded our operations as a result of the Merger and intend to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage the integration of the Colonial operations and our expansion opportunities, each of which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize any operating efficiencies, cost savings, revenue enhancements, synergies or other benefits from any future acquisitions we may complete.
We may incur adverse tax consequences if Colonial failed to qualify as a REIT for U.S. federal income tax purposes; and if that occurs, it may have a material adverse effect on our consolidated results of operations and financial condition.
Prior to the Merger, Colonial operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As discussed in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations and Colonial’s qualification as a REIT prior to the Merger was generally subject to the same requirements, risks and uncertainties as described in such Exhibit 99.1. Moreover, the complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do and Colonial did prior to the Merger). The determination of various factual matters and circumstances not entirely within a REIT’s control may affect its ability to qualify as a REIT.
If Colonial is determined to have lost its REIT status at any time prior to the Merger, we will face serious tax consequences and material tax liabilities. Because we own no material assets other than our ownership interest in the Operating Partnership, the Operating Partnership and its subsidiaries would likely be required to provide cash to us to satisfy any such tax liabilities, which would substantially reduce the Operating Partnership’s available cash, including cash available to pay its indebtedness or make distributions to its limited partners or our shareholders because, among other things:

•
We would be required to pay U.S. federal income tax on Colonial’s prior net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, Colonial would not be allowed a deduction for dividends paid to its former shareholders in computing its taxable income);

•	Colonial could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods; and

•
Unless Colonial is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified.

We are liable for any taxes payable by Colonial for any periods prior to the Merger. In addition, if Colonial failed to qualify as a REIT but we nonetheless qualified as a REIT, in the event of a taxable disposition of a former Colonial asset during the ten years following the Merger we would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the date of the Merger. In addition, under the “investment company” rules under Section 368 of the Code, if both MAA and Colonial were “investment companies” under such rules, the failure of either Colonial or us to have qualified as a REIT could cause the Merger to be taxable to us and our shareholders. As a result of all these factors, Colonial’s failure to have qualified as a REIT could jeopardize our qualification as a REIT and require our Operating Partnership to provide material amounts of cash to us to satisfy our additional tax liabilities and therefore have a material adverse effect on our financial condition, results of operations, business and prospects and our ability to make payments on our indebtedness or distributions to our shareholders.
Risks Related to Our Real Estate Investments and Our Operations
Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which adversely affected our business. Although our industry and the United States economy showed signs of improvement in 2012 and the first three quarters of 2013, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely effected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, could be adversely affected by increases in supply and deterioration in multifamily markets and is partially dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken, which would adversely effect our revenues.
Failure to generate sufficient cash flows could limit our ability to make payments on our debt and to pay distributions to shareholders

Our ability to make payments on our debt and to make distributions depends on our ability to generate cash flow in excess of capital expenditure requirements and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors that are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;

•
overbuilding of new apartment units or oversupply of available apartment units in our markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•	conversion of condominiums and single family houses to rental use;

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	inability to complete or lease-up development communities on a timely basis, if at all;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	withdrawal of government support of apartment financing through its financial backing of the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation;

•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;

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

At times, we rely on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program, including our existing property developments. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to make payments on our debt and to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions to our shareholders or to meet our loan covenants and could have a material adverse effect on our stock price or the trading price of our debt securities.
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
We may experience increased costs arising from health care reform

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, in some cases, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.
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
Development and construction risks could impact our profitability
Currently, we have two development communities under construction totaling 564 units as of September 30, 2013. We have completed 174 units for the development projects as of September 30, 2013.  Our development and construction activities are subject to the following risks:

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

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor's Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of September 30, 2013, 35% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2013 through 2018. On October 1, 2013, giving effect to the Merger, approximately 18% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.
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
Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and our ability to maintain our status as a REIT
At September 30, 2013, we had total debt outstanding of $1.9 billion. At October 1, 2013, after giving effect to the Merger, we had total debt outstanding of approximately $3.6 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities or to pay distributions that are required to be paid in order for us to maintain our qualification as a REIT. We currently intend to limit our total debt to a range of approximately 40% to 55% of the undepreciated book value of our assets, although our charter and bylaws do not limit our debt levels. Circumstances may cause us to exceed that target from time-to-time. As of September 30, 2013, our ratio of net-debt to undepreciated book value was approximately 41%. As of October 1, 2013, after giving effect to the Merger, this ratio was approximately 42%. Our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged and decrease our ability to make distributions to our shareholders. In addition, we must repay our debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect our financial condition and/or our funds from operations. We rely on FNMA and Freddie Mac, which we refer to as the Agencies, for the majority of our debt financing and have agreements with the Agencies and with other lenders that require us to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation quarterly. The breach of any one of these covenants would place us in default with our lenders and may have serious consequences on our operations.
Interest rate hedging may not be effective
We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for a large portion of our outstanding debt as of September 30, 2013. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.
The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 30 basis points below the associated LIBOR rate, but in the past four years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.
Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if we are in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.

We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use five major banks to provide approximately 96% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case all or a portion of the fair value of the swap or cap would be recorded to earnings, possibly causing a substantial loss sufficient to cause a breach of one of our debt covenants.

The adoption of derivatives legislation by congress could have an adverse impact on our ability to hedge risks associated with our business
The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk and REITs meeting certain criteria. While we may ultimately be eligible for such exceptions, we cannot ensure we will qualify for them. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted and fully implemented by both the SEC and the Commodities Futures Trading Commission, and market participants establish registered clearing facilities under those regulations. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
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
Variable interest rates may adversely affect funds from operations
At September 30, 2013, effectively $406.0 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to pay distributions to shareholders. Our $799.9 million in secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200.0 million that is a variable rate facility. At September 30, 2013, a total of $652.2 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2013. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.
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
Preferred Stock
Our charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our shareholders’ best interests. As of September 30, 2013, no shares of preferred stock were issued and outstanding.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

MAA Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2013 - July 31, 2013	—	—	—	2,138,000
August 1, 2013 - August 31, 2013	—	—	—	2,138,000
September 1, 2013 - September 30, 2013	—	—	—	2,138,000

Total	—	—	—	2,138,000

(1)	MAA did not repurchase any shares during the third quarter of 2013.

(2)	This number reflects the amount of shares that are available for purchase under our 4,000,000 share repurchase program authorized by our Board in 1999.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.20 †	Non-Qualified Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan
10.21 †	Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan
10.22 †	Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan
12.1	Consolidated Ratio of Earnings to Fixed charges
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2013 (Unaudited) and December 31, 2012 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

† Management contract or compensatory plan or arrangement.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	November 7, 2013	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)