Form 10-K
period 2013-12-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2014-02-21
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 001-12762 (Mid-America Apartment Communities, Inc.)
Commission File Number 333-190028-01 (Mid-America Apartments, L.P.)

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.
(Exact name of registrant as specified in its charter)
Tennessee (Mid-America Apartment Communities, Inc.)	62-1543819
Tennessee (Mid-America Apartments, L.P.)	62-1543816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
6584 Poplar Avenue, Memphis, Tennessee, 38138
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (901) 682-6600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share (Mid-America Apartment Communities, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Mid-America Apartment Communities, Inc.	YES ☑	No ☐
Mid-America Apartments, L.P.	YES ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Mid-America Apartment Communities, Inc.	YES ☐	No ☑
Mid-America Apartments, L.P.	YES ☐	No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Mid-America Apartment Communities, Inc.	YES ☑	No ☐
Mid-America Apartments, L.P.	YES ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Mid-America Apartment Communities, Inc.	YES ☑	No ☐
Mid-America Apartments, L.P.	YES ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Mid-America Apartment Communities, Inc.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	No ☑
Mid-America Apartments, L.P.	YES ☐	No ☑
The aggregate market value of the 42,736,134 shares of the registrant's common stock held by non-affiliates of Mid-America Apartment Communities, Inc. was approximately $2,896,227,801 based on the closing price of $67.77 as reported on the New York Stock Exchange on June 28, 2013. This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 18, 2014 there were 74,969,790 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 22, 2014 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2013.

1

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Unless the context otherwise requires, all references in this report to “MAA” refers only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including the Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by MAA and MAALP.

As of December 31, 2013, MAA owned 74,830,726 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the annual reports on Form 10-K of MAA and the Operating Partnership, including the notes to the consolidated financial statements, into this single report results in the following benefits:

•	enhances investors' understanding of MAA and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both MAA and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the limited partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership.The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partner interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of partnership units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one share of common stock of MAA at the time of such redemption or, at the option of MAA, one share of common stock of MAA.

In order to highlight the material differences between MAA and the Operating Partnership, this Report includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the selected financial data in Item 6 of this report;

•	the consolidated financial statements in Item 8 of this report;

•
certain accompanying notes to the financial statements, including Note 3 - Earnings per Common Share of MAA and Note 4 - Earnings per OP Unit of MAALP; Note 12 - Shareholders' Equity of MAA and Note 13 - Partners' Capital of MAALP; and Note 21 - Selected Quarterly Financial Information of MAA (Unaudited) and Note 22 - Selected Quarterly Financial Information of MAALP (Unaudited);

•	the controls and procedures in Item 9A of this report; and

•	the certifications of the Chief Executive Officer and Chief Financial Officer of MAA included as Exhibits 31 and 32 to this report.

In the sections that combine disclosure for MAA and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise and we operate the business through the Operating Partnership.

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements about the benefits of our merger with Colonial Properties Trust, or Colonial. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily focused REIT, to risks inherent in investments in a single industry;

•	difficulty in integrating Colonial’s operations, systems and personnel with ours and certain uncertainties associated with our ability to sell our commercial asset portfolio;

•
adverse changes in real estate markets, including, but not limited to, the extent of future demand for multifamily units in our primary markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to increase rental rates, competition, our ability to identify and consummate attractive acquisitions or development projects on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed, if at all, within budget and on a timely basis or to lease-up as anticipated;

•	unexpected capital needs;

•	changes in operating costs, including real estate taxes, utilities and insurance costs;

•	losses from catastrophes in excess of our insurance coverage;

•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	loss of hedge accounting treatment for interest rate swaps or interest rate caps;

•	the continuation of the good credit of our interest rate swap and cap providers;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on financing;

•	the effect of any rating agency actions on the cost and availability of new debt financing;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;

•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;

•
our ability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, the ability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of our taxable REIT subsidiaries to maintain their status as such for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	inability to attract and retain qualified personnel;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs associated with laws requiring access for disabled persons; and

•
other risks identified in this annual report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 1. BUSINESS

Overview

MAA is a multi-family focused self-administered and self-managed REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Sunbelt region of the United States. Our activities include full or partial ownership and operation of 275 multi-family properties and 5 commercial properties as of December 31, 2013, located in Alabama, Arizona, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia.

As of December 31, 2013, we owned or maintained a partial ownership in the following properties:

Multifamily:
	Consolidated Properties	Units	Unconsolidated Properties	Units	Total Properties	Total Units
	270	82,197	5	1,444	275	83,641

Commercial:
	Consolidated Properties	Sq. Ft. (1)	Unconsolidated Properties	Sq. Ft.	Total Properties	Total Sq. Ft.
	4	1,124,596	1	29,971	5	1,154,567
(1) Includes spaced owned by anchor tenants.

Our business is conducted principally through the Operating Partnership. We are the sole general partner of the Operating Partnership, holding 74,830,726 common units of partnership interest, or OP units, comprising a 94.7% partnership interest in the operating partnership as of December 31, 2013.

MAA was formed in Tennessee in 1994. Our corporate offices are located at 6584 Poplar Avenue, Memphis, Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2013, we had 2,151 full-time employees and 90 part-time employees.

Merger of MAA and Colonial

On October 1, 2013, MAA completed its previously announced merger with Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of the Operating Partnership, merged with and into Colonial Realty Limited Partnership, which we refer to as Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of our Operating Partnership, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the previously announced agreement and plan of merger entered into on June 3, 2013 among MAA, our Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. We refer to the parent merger, together with the partnership merger, as the Merger in this Annual Report on Form 10-K. Under the terms of the merger agreement, each common share of beneficial interest in Colonial, or Colonial common share, was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this Report as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in our Operating Partnership at the 0.36 conversion rate.

The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, through December 31, 2013, the end of our fiscal year.

Reporting Segments

As of December 31, 2013, we owned or had an ownership interest in 275 multifamily apartment communities located in 14 states from which we derived all significant sources of earnings and operating cash flows. Additionally, we owned five commercial properties in two states. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•	Non same store communities and other generally includes commercial properties, recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year, which allows us to evaluate full period-over-period operating comparisons. For financial reporting purposes, the operating results of the Colonial assets that we acquired in the Merger are within the "non-same store communities and other" reporting segment. The legacy Colonial assets will not be eligible to be included in same store segments until January 1, 2015. We utilize net operating income, or NOI, in evaluating the performance. Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance. During 2013, we added 13 communities to our same store portfolio and moved 11 communities to our non-same store and other segment. In addition, as a result of the Merger, we added 115 wholly-owned apartment communities and 4 commercial properties to our non-same store and other segment.

A summary of segment operating results for 2013, 2012 and 2011 is included in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 19. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Annual Report on Form 10-K.

Business Objectives

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividend through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating and developing apartment communities;

•	diversify investment capital across both large and secondary markets to achieve a growing and less volatile operating performance; and

•	actively manage our capital structure to help enhance predictability of earnings and dividends.

2013 Highlights

•	Completed the Merger.

•	Core Funds From Operations, or Core FFO, for the year was $4.94 per diluted share and unit.

•
Completed our inaugural unsecured public bond offering through the Operating Partnership. The Operating Partnership issued $350 million of ten year senior unsecured notes at a coupon rate of 4.3% and an issuance price of 99.047%.

•	Acquired four communities, totaling 1,137 units, during the year and sold nine communities, totaling 2,108 units.

•	A joint venture in which we had a 50% interest sold Colonial Town Park, a 450,000 square foot retail center located in Smyrna, Tennessee.

•	Completed the construction of two development communities during the year, and had five communities, containing 1,461 units, remaining under construction at the end of the year.

•	Completed the renewal of our unsecured credit facility during the third quarter, increasing the borrowing capacity to $500 million with room for additional expansion to $800 million.

Operations Strategy

Our goal is to generate our return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	providing management information and improved customer services through technology innovations;

•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rental rates in response to local market conditions and individual unit amenities;

•	developing new ancillary income programs aimed at offering new services to residents, including cable, on which we generate revenue;

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

•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;

•	allocating additional capital, including capital for selective interior and exterior improvements;

•	compensating employees through performance-based compensation and stock ownership programs; and

•	maintaining a hands-on management style and “flat” organizational structure that emphasizes senior management's continued close contact with the market and employees.

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

Investment in new technologies continue to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Since its launch in October 2012, our residents have been utilizing our web-based resident internet portal on our website. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week. In February 2013, we completed the roll out of online leasing renewals throughout our portfolio. As a result of transforming our operations through technology, resident’s satisfaction improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartments.

In 2013, the features and functionality of our website, http://www. maac.com, were enhanced to increase a user’s engagement and search capability. Improvements included a new responsive website design, new photography, enhancements to the online web forms and improved layout of the individual MAA community homepages. We also overhauled our mobile applications. These overall enhancements have increased our web visitor traffic year-over-year to almost 2.2 million visitors in 2013, an increase of 34%, with mobile traffic at 1.2 million visitors, an increase of 173%.

Acquisition Strategy

One of our growth strategies is to acquire apartment communities that are located in large or secondary markets primarily throughout the Sunbelt region of the United States. Acquisitions (and dispositions) also help us achieve our desired product mix, geographic diversification or rebalance our portfolio. Portfolio growth allows for fixed general and administrative costs to be a smaller percentage of the overall community net operating income. We have extensive experience and research-

based skills in the acquisition of multifamily communities. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

The following apartment communities, in addition to the 115 properties encompassing 34,370 units acquired through the Merger, were acquired for our wholly-owned portfolio during the year ended December 31, 2013:

Property	Location	Number of Units	Date Purchased

Milstead Village	Kennesaw (Atlanta), Georgia	310	February 1, 2013
Village Oaks (1)	Temple Terrace (Tampa), Florida	1	March 14, 2013
Greenwood Forest	Greenwood Forest (Houston), Texas	316	May 1, 2013
Station Square at Cosner's Corner	Fredericksburg, Virginia	260	May 21, 2013
Seasons at Celebrate Virginia II	Fredericksburg, Virginia	251	November 1, 2013
		1,138

(1)
On August 27, 2008, we purchased 215 units of the 234-unit Village Oaks apartments located in Temple Terrace, Florida, a suburb of Tampa. The remaining 19 units had previously been sold as condominiums, and it is our intent to acquire these units if and when they become available and operate them as apartment rentals with the rest of the community. During the remainder of 2008, we acquired four of the remaining 19 units. We acquired an additional seven units in 2009, three units in 2010, two units in 2011, and one unit in 2012.

Disposition Strategy

We sell assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across or within geographic regions. This also allows us to realize a portion of the value created through our investments and provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and other key terms of each proposal. During 2013, we disposed of nine communities totaling 2,108 units.

Development Strategy

Periodically, we invest in limited expansion development projects generally through fee-based development agreements using fixed price or cost controlled construction contracts. These contracts can have variability to cover any project cost overruns that may occur. Some development agreements require that cost overruns are contractually shared with the developer up to a specified level, while other development agreements stipulate that cost overruns are the responsibility of the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we do not currently intend to expand into development in a significant way. We expect our investment in new development will remain a smaller component of overall growth as compared to growth through acquiring existing properties. During 2013, we incurred $53.0 million in development costs.

The following multifamily projects were under development as of December 31, 2013 (dollars in thousands):

Project:	Location	Total Units	Total Square Feet	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Colonial Reserve at South End	Charlotte, North Carolina	353	276,400	179	$50,900	$59,300	$168	1st Quarter 2014
Colonial Grand at Randal Lakes	Orlando, Florida	462	435,700	330	$49,800	$57,000	$123	1st Quarter 2014
Colonial Grand at Lake Mary III	Orlando, Florida	132	140,000	—	$9,100	$16,100	$122	2nd Quarter 2014
220 Riverside	Jacksonville, Florida	294	250,800	—	$17,200	$40,500	$138	4th Quarter 2014
Colonial Grand at Bellevue II	Nashville, Tennessee	220	244,000	—	$7,500	$30,100	$137	4th Quarter 2014

 Redevelopment Strategy

Beginning in 2005, we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and shared exterior amenities above and beyond routine capital upkeep in markets that we believe continue to have growth potential and can support the increased rent. During the year ended December 31, 2013, we renovated 2,576 units for a total of $11.3 million at an average rental rate that we believe was approximately 11% above the normal market rate increase.

Capital Structure Strategy

We use a combination of debt and equity sources to fund our portfolio of assets, focused on producing low costs combined with a flexible capital structure. We focus on improving the net present value of our assets by generating cash flows from our portfolio of investments above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value. We maintain a capital structure that we believe allows us to proactively source potential investment opportunities in the marketplace. We have structured our debt maturity schedule to avoid significant exposure in any given year and to be able to opportunistically access both secured and unsecured debt markets when appropriate.

At December 31, 2013, 42% of our total capitalization consisted of borrowings, including 22% under our secured borrowings and 20% under our unsecured credit facilities or unsecured senior notes. We currently intend to target our total debt to a range of approximately 40% to 45% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time, which could allow us to become more highly leveraged. We may also issue new equity to maintain our debt within the target range. Covenants in our credit facilities limit our net-debt (total debt less cash on hand) to undepreciated book value to 60%. As of December 31, 2013, our ratio of net-debt to undepreciated book value was approximately 42%.

We continuously review opportunities for lowering our cost of capital and increasing net present value per share. We have received an investment grade rating from all three major rating agencies. These ratings support our plan to broaden our capital sources to include additional unsecured debt in order to take advantage of lower cost of capital in the public bond market. We evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We will also opportunistically seek to lower our cost of capital through issuing, refinancing or redeeming preferred stock.

We have entered into sales agreements to sell shares of our common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. We terminated our agreement with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated on February 7, 2013, and on February 25, 2013, as amended and restated on November 19, 2013, we entered into distribution agreements with J.P. Morgan Securities, LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock with materially the same terms as our previous ATM agreements. As of December 31, 2013, there were 4,134,989 shares remaining under the ATM program.

The following are the issuances of common stock which have been made through these ATM agreements through December 31, 2013:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price	Gross Proceeds	Gross Average Sales Price
2006	194,000	$11,481,292	$59.18	$11,705,010	$60.34
2007	323,700	$18,773,485	$58.00	$19,203,481	$59.32
2008	1,955,300	$103,588,759	$52.98	$105,554,860	$53.98
2009	763,000	$32,774,757	$42.96	$33,283,213	$43.62
2010	5,077,201	$274,576,677	$54.08	$278,468,323	$54.85
2011	3,303,273	$204,534,677	$61.92	$207,650,656	$62.86
2012	1,155,511	$75,863,040	$65.65	$77,019,121	$66.65
2013	365,011	$24,753,492	$67.82	$25,067,009	$68.67
Total	13,136,996	$746,346,179	$56.81	$757,951,673	$57.70

We also have a direct stock purchase plan, which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2013, we issued a total of 1,068 shares through the optional cash purchase feature of our direct stock purchase plan, resulting in net proceeds of $68,613.

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. This transaction resulted in net proceeds of $120.1 million. No such issuances occurred during 2011 or 2013.

Share Repurchase Program

In 1999, our Board of Directors approved an increase in the number of shares of our common stock authorized to be repurchased to 4 million shares. As of December 31, 2013, we had repurchased a total of approximately 1.9 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to repurchase shares when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. No shares were repurchased from 2002 through 2013 under this plan.

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

Competition for new residents is generally intense across all of our markets. Some competing communities offer features that our communities do not have. Competing communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, or lower capital costs, than we do.

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our internet marketing efforts;

•	access to sources of capital;

•	geographic diversification with a presence in 47 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we will continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational upside in spite of a weak economic environment. We also make capital improvements to both our apartment communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

Environmental Matters

As part of the normal acquisition process, we obtain environmental studies on our apartment communities from various outside environmental engineering firms. As part of the due diligence process for the Colonial Merger, we reviewed the existing environmental studies and other related documents outlining any potential risk on these properties. The purpose of these studies is to identify potential sources of contamination at the apartment communities and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the apartment communities, reviews of certain public records, preliminary investigations of the sites and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, will be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition community; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental problems. See "Risk Factors - Risks Relating to Our Real Estate Investements and our Operations - Environmental problems are possible and can be costly."

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

We believe that our properties are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

Website Access to Our Reports

Both MAA and the Operating Partnership file annual and periodic reports with the SEC. All filings made by MAA and the Operating Partnership with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website is http://www.sec.gov.

Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the "For Investors" page under "SEC Filings and Reports". Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found on the "For Investors" page under "Corporate Overview and Governance Documents". Our website address is http://www.maac.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting our Legal Department, 6584 Poplar Avenue, Memphis, TN 38138.

Tax Matters

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2013, MAA paid total distributions of $2.78 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartments. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2013.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family apartment industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi-family apartment industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Recent Developments

Acquisitions

On January 15, 2014, we closed on the purchase of the 312-unit Grand Cypress apartment community located in Cypress (Houston), Texas. This property was previously a part of our Mid-America Multifamily Fund II, LLC, or Fund II, one of our joint ventures.

On January 31, 2014, we closed on the purchase of the 250-unit Venue at Stonebridge Ranch apartment community located in McKinney (Dallas), Texas. This property was previously a part of our Fund II Joint Venture.

Dispositions

On January 15, 2014, we closed on the sale of the 285-unit Willow Creek apartment community located in Columbus, Georgia.

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

We have incurred and expect to incur substantial expenses in connection with the Merger and integrating Colonial’s business, operations, networks, systems, technologies, policies and procedures with ours. There are a large number of systems that are in the process of being integrated, including property management, revenue management, resident payment, credit screening, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting. Moreover, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

We may be unable to integrate Colonial’s businesses with ours successfully or realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe.

Because Colonial was a public company, we expect to benefit from the elimination of duplicative costs associated with supporting Colonial’s public company platform and the leveraging of our technology and systems. These savings are expected to be realized upon full integration, which is expected to occur over the 18-month period following the closing of the Merger. However, we are required to devote significant management attention and resources to integrating the business practices and operations of Colonial with our business practices and operations. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Colonial with ours in a manner that permits us to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

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

The Merger resulted in changes to MAA's board of directors that may affect our strategy going forward.

The composition of MAA's board of directors changed as a result of the Merger. MAA's board of directors now consists of twelve members, including all seven directors from MAA's board of directors prior to the Merger and five directors who were members of the Colonial board of trustees prior to the Merger. This new composition of MAA's board of directors may affect our business strategy and operations going forward.

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

Prior to the Merger, Colonial operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes under the Code. As discussed in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on September 16, 2013, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations and Colonial’s qualification as a REIT prior to the Merger was generally subject to the same requirements, risks and uncertainties as described in such Exhibit 99.1. Moreover, the complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do and Colonial did prior to the Merger). The determination of various factual matters and circumstances not entirely within a REIT’s control may affect its ability to qualify as a REIT.

If Colonial is determined to have lost its REIT status at any time prior to the Merger, MAA will face serious tax consequences and material tax liabilities. Because MAA owns no material assets other than its ownership interest in the Operating Partnership, the Operating Partnership and its subsidiaries would likely be required to provide cash to MAA to satisfy any such tax liabilities, which would substantially reduce the Operating Partnership’s available cash, including cash available to pay its indebtedness or make distributions to its limited partners or MAA's shareholders because, among other things:

•
MAA would be required to pay U.S. federal income tax on Colonial’s prior net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, Colonial would not be allowed a deduction for dividends paid to its former shareholders in computing its taxable income);

•	Colonial could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods; and

•
Unless Colonial is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified.

MAA is liable for any taxes payable by Colonial for any periods prior to the Merger. In addition, if Colonial failed to qualify as a REIT but we nonetheless qualified as a REIT, in the event of a taxable disposition of a former Colonial asset during the ten years following the Merger we would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the date of the Merger. In addition, under the “investment company” rules under Section 368 of the Code, if both MAA and Colonial were “investment companies” under such rules, the failure of either Colonial or us to have qualified as a REIT could cause the Merger to be taxable to us and our shareholders. As a result of all these factors, Colonial’s failure to have qualified as a REIT could jeopardize our qualification as a REIT and require our Operating Partnership to provide material amounts of cash to us to satisfy our additional tax liabilities and therefore have a material adverse effect on our financial condition, results of operations, business and prospects and our ability to make payments on our indebtedness or distributions to our shareholders.

RISKS RELATED TO OUR REAL ESTATE INVESTMENTS AND OUR OPERATIONS

Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations.

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions, which adversely affected our business. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, could be adversely affected by increases in supply and deterioration in multifamily markets and is partially dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken, which would adversely affect our revenues.

Failure to generate sufficient cash flows could limit our ability to make payments on our debt and to pay distributions to shareholders and unitholders.

Our ability to make payments on our debt and to make distributions depends on our ability to generate cash flow in excess of operating costs and capital expenditure requirements and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors that are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;

•
overbuilding of new apartment units or oversupply of available apartment units in our markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•	conversion of condominiums and single family houses to rental use;

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	failure of development communities to be completed, if at all, within budget and on a timely basis or to lease up as anticipated;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	withdrawal of government support of apartment financing through its financial backing of the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation;

•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;

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

Our operations are concentrated in the Sunbelt Region of the United States, in particular the state of Texas; we are subject to general economic conditions in the regions in which we operate.

Approximately 39.5% of our portfolio is centered in our top five markets: Dallas, Texas; Atlanta, Georgia; Austin, Texas; Raleigh/Durham, North Carolina; and Charlotte, North Carolina. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Substantial competition among multifamily communities and real estate companies may adversely affect our rental revenues and development and acquisition opportunities.

There are numerous other multifamily communities and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of our communities that compete with us for residents and development and acquisition opportunities. The number of competitive multifamily communities and real estate companies in these areas could have a material effect on (1) our ability to rent the apartments and the rents charged, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

We may be adversely affected by new laws and regulations.

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

Certain rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the continuing economic downturn. These initiatives have created uncertainty regarding the basic rules governing the real estate industry and many other businesses. The federal legislative response in this area culminated in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.

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

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs

(including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

We may not realize the anticipated benefits of past or future acquisitions, and the failure to integrate acquired communities and new personnel successfully could create inefficiencies.

We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the acquisition;

•	even if we enter into an acquisition agreement for an apartment community, we may be unable to complete the acquisition after incurring certain acquisition-related costs;

•
we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we are subsequently unable to complete;

•
when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability; and

•
we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

We are subject to certain risks associated with selling apartment communities, which could limit our operational and financial flexibility.

We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a material adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:

•
a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales; and

•
federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.

Environmental problems are possible and can be costly.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous or toxic substances may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real property for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real property, we may be considered an owner or operator of such communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each property we seek to acquire, which generally does not involve invasive techniques such as soil or ground water sampling, and to proceed accordingly. We cannot assure you, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future communities will reveal:

•	all or the full extent of potential environmental liabilities;

•	that any prior owner or operator of a property did not create any material environmental condition unknown to us;

•	that a material environmental condition does not otherwise exist as to any one or more of such communities; or

•	that environmental matters will not have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to communities previously sold by our predecessors or by us.

There have been a number of lawsuits against owners and managers of multifamily communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements separately. We have obtained a separate pollution insurance policy that covers mold-related claims and have adopted programs designed to minimize the existence of mold in any of our communities as well as guidelines for promptly addressing and resolving reports of mold. To the extent not covered by our pollution policy, the presence of mold could expose us to liability from residents and others if property damage, health concerns, or allegations thereof, arise.

Changes in the system for establishing United States accounting standards may materially and adversely affect our reported results of operations.

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

Increasing real estate taxes and insurance costs may negatively impact operating results.

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

We may experience increased costs arising from health care reform.

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

Development and construction risks could impact our profitability.

As of December 31, 2013, we had five development communities under construction totaling 1,461 units. We have completed 509 units for the development projects as of December 31, 2013.  Our development and construction activities are subject to the following risks:

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

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING ACTIVITIES

Our substantial indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2013, the amount of our total debt was approximately $3.47 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

The degree of our leverage creates significant risks, including the following:

•	we may be required to dedicate a substantial portion of our funds from operations to servicing our debt and our cash flow may be insufficient to make required payments of principal and interest;

•	we may be subject to prepayment penalties if we elect to repay our indebtedness prior to the stated maturity date;

•	debt service obligations will reduce funds available for distribution to our shareholders and funds available for acquisitions, development and redevelopment;

•	we may be more vulnerable to economic and industry downturns than our competitors that have less debt;

•	we may be limited in our ability to respond to changing business and economic conditions; and

•	we may default on our indebtedness, which could result in acceleration of those obligations, assignment of rents and leases and loss of properties to foreclosure.

If any one of these events were to occur, our financial condition and results of operations could be materially and adversely affected.

We may be unable to renew, repay or refinance our outstanding debt.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our communities, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our communities on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our shares of common stock to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

We may incur additional debt in the future.

We currently fund the acquisition and development of multifamily apartment communities partially through borrowings (including our revolving credit facility) as well as from other sources such as sales of communities which no longer meet our investment criteria. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements and the indentures governing our senior notes, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt and in an increased risk of default on our obligations.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

At December 31, 2013, we had outstanding borrowings of approximately $3.47 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

A change in United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We utilize loan programs sponsored by these entities as one source of capital to finance our growth and our operations. On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of December 31, 2013, 19% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by Fannie Mae or Freddie Mac with agency rate-based maturities ranging from 2014 through 2018. In 2013, we decreased the indebtedness outstanding on our Fannie Mae and Freddie Mac credit facilities from $803.3 million on December 31, 2012 to $651.8 million on December 31, 2013. We added $799.2 million of unsecured senior notes, decreased borrowings under unsecured lines of credit by $23.0 million, and added an additional $400.0 million of unsecured term loans. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect us and our growth and operations.

Failure to hedge effectively against interest rates may adversely affect results of operations.

From time-to-time we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

A downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of debt outstanding. We are currently assigned corporate credit ratings from each of the three ratings agencies based on their evaluation of our creditworthiness. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. If our credit ratings are downgraded or other negative action is taken, we could be required to pay additional interest and fees on our outstanding borrowings. In addition, a downgrade may adversely impact our ability to borrow secured and unsecured debt and otherwise limit our access to capital, which could adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO MAA'S ORGANIZATION AND OWNERSHIP OF ITS STOCK

MAA's ownership limit restricts the transferability of its capital stock.

MAA's charter limits ownership of its capital stock by any single shareholder to 9.9% of the value of all outstanding shares of its capital stock, both common and preferred, unless approved by its Board of Directors. The charter also prohibits anyone from buying shares if the purchase would result in it losing REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of its shares or in five or fewer persons, applying certain broad attribution rules of the

Code, owning 50% or more of its shares. If you acquire shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, MAA:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on its books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares;

•	will consider the shares held in trust for its benefit; and

•	will either direct you to sell the shares and turn over any profit to MAA, or MAA will redeem the shares. If MAA redeems the shares, you will be paid a price equal to the lesser of:

◦	the principal price paid for the shares by the holder,

◦	a price per share equal to the market price (as determined in the manner set forth in its charter) of the applicable capital stock,

◦	the market price (as so determined) on the date such holder would, but for the restrictions on transfers set forth in its charter, be deemed to have acquired ownership of the shares and

◦
the maximum price allowed under Tennessee Greenmail Act (such price being the average of the highest and lowest closing market price for the shares during the 30 trading days preceding the purchase of such shares or, if the holder of such shares has commenced a tender offer or has announced an intention to seek control of MAA, during the 30 trading days preceding the commencement of such tender offer or the making of such announcement).

The redemption price may be paid, at MAA's option, by delivering one common unit (subject to adjustment from time to time in the event of, among other things, stock splits, stock dividends, or recapitalizations affecting its common stock or certain mergers, consolidations or asset transfers by MAA) issued by the Operating Partnership for each Excess Share being redeemed.

If you acquire shares in violation of the limits on ownership described above:

•	you may lose your power to dispose of the shares;

•	you may not recognize profit from the sale of such shares if the market price of the shares increases; and

•	you may be required to recognize a loss from the sale of such shares if the market price decreases.

Provisions of MAA's charter and Tennessee law may limit the ability of a third party to acquire control of MAA.

Ownership Limit

The 9.9% ownership limit discussed above may have the effect of precluding acquisition of control of MAA by a third party without the consent of our Board of Directors.

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2013, no shares of preferred stock were issued and outstanding.

Tennessee Anti-Takeover Statutes

As a Tennessee corporation, MAA is subject to various legislative acts, which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire MAA and increase the difficulty of consummating any such offers, even if MAA's acquisition would be in MAA shareholders’ best interests.

Market interest rates and low trading volume may have an adverse effect on the market value of MAA's common shares.

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common shares to go down. In addition, although MAA's common shares are listed on The New York Stock Exchange, or NYSE, the daily trading volume of MAA's shares may be lower than the trading volume for other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Changes in market conditions or a failure to meet the market’s expectations with regard to our results of operations and cash distributions could adversely affect the market price of MAA's common shares.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, MAA's shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of MAA's common shares. In addition, we are subject to the risk that our cash flow will be insufficient to pay distributions to MAA's shareholders. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of MAA's shares.

The stock markets, including NYSE, on which MAA lists its common shares, have experienced significant price and volume fluctuations. As a result, the market price of MAA's common shares could be similarly volatile, and investors in MAA's common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of MAA's publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly and annual operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	inability to access the capital markets;

•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the issuance of additional shares of MAA's common stock, or the perception that such sales may occur, including under MAA's at-the-market controlled equity offering programs;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for MAA's shares;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

RISKS RELATED TO THE OPERATING PARTNERSHIP'S ORGANIZATION AND OWNERSHIP OF OP UNITS

The Operating Partnership's existing unitholders have limited approval rights, which may prevent the Operating Partnership's sole general partner, MAA, from completing a change of control transaction that may be in the best interests of all unitholders and of all the shareholders of MAA.

MAA may not engage in a sale or other disposition of all or substantially all of the assets of the Operating Partnership, dissolve the Operating Partnership or, upon the occurrence of certain triggering events, take any action that would result in any unitholder realizing taxable gain, without the approval of the holders of a majority of the outstanding OP Units held by holders other than MAA or its affiliates, or Class A OP Units. The right of the holders of our Class A OP Units to vote on these transactions could limit MAA's ability to complete a change of control transaction that might otherwise be in the best interest of all of our unitholders and all shareholders of MAA.

In certain circumstances, certain of the Operating Partnership's unitholders must approve the Operating Partnership's sale of certain properties contributed by the unitholders.

In certain circumstances as detailed in the partnership agreement of the Operating Partnership, the Operating Partnership may not sell or otherwise transfer certain properties unless a specified percentage of the limited partners who were partners in the limited partnership holding such properties at the time of its acquisition by us approves such sale or transfer. The exercise of these approval rights by the Operating Partnership's unitholders could delay or prevent the Operating Partnership from completing a transaction that may be in the best interest of all of the Operating Partnership's unitholders and all shareholders of MAA.

MAA, its officers and directors have substantial influence over the Operating Partnership's affairs.

MAA, as the Operating Partnership's sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership's affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the Operating Partnership's unitholders. Also, MAA owns approximately 94.7% of the OP Units and as such, will have substantial influence on the outcome of any matters submitted to the Operating Partnership's unitholders for approval.

Market interest rates and low trading volume may have an adverse effect on the market value of MAA's common stock, which would affect the redemption price of the OP Units.

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down, which would reduce the price received upon redemption of any OP Units, or if MAA so elects, the value of MAA's common stock received in lieu of cash upon redemption of such OP Units. In addition, although MAA's stock is listed on the NYSE, the daily trading volume of MAA's shares may be lower than the trading volume for companies in other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Changes in market conditions or a failure to meet the market’s expectations with regard to MAA's results of operations and cash distributions could adversely affect the market price of MAA's common stock, which may reduce the amount of cash available to the Operating Partnership to meet its obligations.

As discussed above under “Risks Related to MAA’s Organization and Ownership of its Stock,” changes in market conditions or a failure to meet the market’s expectations with regard to MAA’s results of operations and cash distributions could adversely affect the market price of MAA’s common stock. In addition, the Operating Partnership is subject to the risk that its cash flow will be insufficient to service its debt and to pay distributions to its unitholders, which may cause MAA to not have the funds to service its debt or to pay dividends to its shareholders. MAA’s failure to meet the market’s expectations with regard to future results of operations and cash distributions would likely adversely affect the market price of its shares and thus potentially reduce MAA’s ability to contribute funds from issuances down to the Operating Partnership, resulting in a lower level of cash available for investment or to service our debt or to make distributions to the Operating Partnership’s unitholders.

RISKS RELATED TO TAX LAWS

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to shareholders.

If MAA fails to qualify as a REIT for federal income tax purposes, it will be subject to federal income tax on its taxable income at regular corporate rates (subject to any applicable alternative minimum tax). In addition, unless MAA is entitled to relief under applicable statutory provisions, it would be ineligible to make an election for treatment as a REIT for the four taxable years following the year in which MAA loses its qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to MAA’s shareholders. Furthermore, MAA would no longer be required to make distributions to its shareholders. Thus, MAA’s failure to qualify as a REIT could also impair its ability to expand its business and raise capital, and would adversely affect the value of its common stock.

MAA believes that it is organized and qualified as a REIT, and MAA intends to operate in a manner that will allow it to continue to qualify as a REIT. However, MAA cannot assure you that it is qualified as a REIT, or that MAA will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within MAA’s control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of this qualification.

Even if MAA qualifies as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that MAA does not distribute to its shareholders. In addition, MAA may hold certain assets and engage in certain activities that a REIT could not engage in directly through its taxable REIT subsidiaries, or TRSs, and will be subject to federal income tax at regular corporate rates on the income of those subsidiaries.

The Operating Partnership may fail to be treated as a partnership for federal income tax purposes.

We believe that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the Internal Revenue Service, or IRS will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the Operating Partnership as a corporation would cause MAA to fail to qualify as a REIT. See “Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to shareholders” above.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 59% of our apartment units are located in the Georgia, Florida, Tennessee, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2013:

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2013 (19)	Average Occupancy Percent at December 31, 2013 (20)	Monthly Effective Rent per Unit at December 31, 2013 (21)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
100% Owned Properties
Birchall at Ross Bridge	Birmingham, AL	2009	2011	(5)	240	283,680	1,182	$1,255.03	95.42%	$1,242.41
CV at Inverness	Birmingham, AL	1986/87/90/97	2013	(6)	586	508,648	868	$638.49	94.20%	$635.85
CG at Riverchase Trails	Birmingham, AL	1996	2013	(6)	346	328,008	948	$789.84	99.13%	$786.43
CV at Trussville	Birmingham, AL	1996	2013	(6)	376	410,216	1,091	$800.06	94.41%	$784.92
Eagle Ridge	Birmingham, AL	1986	1998	(5)	200	181,600	908	$775.65	98.50%	$768.63
CG at Traditions	Gulf Shores, AL	2008	2013	(6)	324	321,732	993	$690.88	93.52%	$686.64
Abbington Place	Huntsville, AL	1987	1998	(5)	152	162,792	1,071	$645.53	95.39%	$634.68
CG at Edgewater	Huntsville, AL	1990/99	2013	(6)	500	543,000	1,086	$718.38	95.40%	$712.76
Paddock Club Huntsville	Huntsville, AL	1993	1997	(5)	392	441,000	1,125	$764.21	95.41%	$760.94
CG at Madison	Madison, AL	1999	2013	(6)	336	354,480	1,055	$779.16	94.05%	$772.53
CV at Ashford Place	Mobile, AL	1983	2013	(6)	168	145,656	867	$600.34	97.62%	$589.22
CV at Huntleigh Woods	Mobile, AL	1978	2013	(6)	233	198,749	853	$570.58	92.27%	$553.32
Paddock Club Montgomery	Montgomery, AL	1999	1998	(5)	208	246,272	1,184	$796.87	96.15%	$784.18
Cypress Village	Orange Beach, AL	2008	2013	(6)	96	206,016	2,146	$1,400.34	96.88%	$1,370.52
CG at Liberty Park	Vestavia Hills, AL	2000	2013	(6)	300	338,700	1,129	$1,107.38	92.33%	$1,094.11
Subtotal Alabama					4,457	4,670,549	1,048	$788.27	95.13%	$779.84
Calais Forest	Little Rock, AR	1987	1994	(5)	260	195,000	750	$744.47	97.69%	$744.47
Napa Valley	Little Rock, AR	1984	1996	(5)	240	183,120	763	$679.62	97.08%	$679.62
Palisades at Chenal Valley	Little Rock, AR	2006	2011	(5)	248	319,672	1,289	$1,115.29	95.16%	$1,103.67
The Ridge at Chenal Valley	Little Rock, AR	2012	2011	(6)	312	340,080	1,090	$1,056.12	95.19%	$1,048.19
Westside Creek I & II	Little Rock, AR	1985	1997	(5)	308	304,612	989	$785.55	95.13%	$783.56
Subtotal Arkansas					1,368	1,342,484	981	$880.64	95.98%	$876.28
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	(4)	312	299,208	959	$873.12	96.15%	$871.52
Sky View Ranch	Gilbert, AZ	2007	2009	(4)	232	225,272	971	$872.42	97.41%	$867.68
Talus Ranch	Phoenix, AZ	2005	2006	(4)	480	437,280	911	$728.15	94.17%	$706.27
CG at Inverness Commons	Mesa, AZ	2002	2013	(6)	300	306,000	1,020	$806.74	95.33%	$777.94
CG at Scottsdale	Scottsdale, AZ	1999	2013	(6)	180	201,600	1,120	$1,018.37	96.11%	$998.77
CG at OldTown Scottsdale North	Scottsdale, AZ	1995	2013	(6)	264	264,792	1,003	$956.25	94.32%	$949.01
CG at OldTown Scottsdale South	Scottsdale, AZ	1994	2013	(6)	208	205,920	990	$949.84	95.67%	$932.75
Subtotal Arizona					1,976	1,940,072	982	$860.16	95.39%	$845.11
Tiffany Oaks	Altamonte Springs, FL	1985	1996	(4)	288	232,704	808	$815.36	96.18%	$808.29
Indigo Point	Brandon, FL	1989	2000	(5)	240	194,640	811	$852.49	96.67%	$844.08
Paddock Club Brandon	Brandon, FL	1998	1997	(4)	440	528,440	1,201	$991.14	95.91%	$983.93
CG at Lakewood Ranch	Bradenton, FL	1999	2013	(6)	288	301,536	1,047	$1,203.21	98.26%	$1,184.89
Preserve at Coral Square	Coral Springs, FL	1996	2004	(5)	480	570,720	1,189	$1,429.18	93.13%	$1,419.84
Anatole	Daytona Beach, FL	1986	1995	(5)	208	150,384	723	$765.63	95.19%	$762.05
Paddock Club Gainesville	Gainesville, FL	1999	1998	(5)	264	326,304	1,236	$951.90	95.83%	$946.55
The Retreat at Magnolia Parke	Gainesville, FL	2009	2011	(5)	204	206,244	1,011	$994.05	96.57%	$987.71
CG at Heathrow	Heathrow, FL	1997	2013	(6)	312	353,184	1,132	$1,018.21	95.19%	$999.28

Atlantic Crossing	Jacksonville, FL	2008	2011	(4)	200	248,200	1,241	$1,195.89	92.00%	$1,176.36
Cooper's Hawk	Jacksonville, FL	1987	1995	(4)	208	218,400	1,050	$873.51	96.15%	$860.04
Hunter's Ridge at Deerwood	Jacksonville, FL	1987	1997	(4)	336	295,008	878	$840.31	96.73%	$831.85
Lakeside	Jacksonville, FL	1985	1996	(4)	416	346,112	832	$755.85	97.60%	$754.80
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	(4)	501	556,110	1,110	$953.61	94.81%	$926.30
Paddock Club Mandarin	Jacksonville, FL	1998	1998	(4)	288	334,656	1,162	$948.79	94.79%	$923.30
St. Augustine I	Jacksonville, FL	1987	1995	(4)	400	319,600	799	$751.73	94.75%	$738.70
St. Augustine II	Jacksonville, FL	2008	1995	(4)	124	118,544	956	$973.47	100.00%	$967.46
Tattersall at Tapestry Park	Jacksonville, FL	2009	2011	(4)	279	307,458	1,102	$1,285.44	92.83%	$1,266.88
Woodhollow	Jacksonville, FL	1986	1997	(4)	450	379,350	843	$770.07	97.56%	$764.49
Paddock Club Lakeland	Lakeland, FL	1989	1997	(5)	464	502,048	1,082	$767.43	95.26%	$761.95
CG at Oval Park	Lake Mary, FL	2013	2013	(6)	108	111,780	1,035	$1,218.19	93.52%	$1,173.96
CG at Town Park	Lake Mary, FL	2005	2013	(6)	456	535,344	1,174	$1,069.91	96.49%	$1,054.31
CG at Town Park Reserve	Lake Mary, FL	2004	2013	(6)	80	77,440	968	$1,195.61	96.25%	$1,186.97
CG at Lake Mary	Lake Mary, FL	2012	2013	(6)	232	236,640	1,020	$1,164.01	93.10%	$1,137.83
Paddock Park Ocala	Ocala, FL	1987	1997	(5)	480	493,440	1,028	$715.57	95.00%	$709.07
Retreat at Lake Nona	Orlando, FL	2006	2012	(6)	394	421,186	1,069	$1,059.88	95.94%	$1,050.47
CG at Heather Glen	Orlando, FL	2000	2013	(6)	448	523,264	1,168	$1,090.02	96.65%	$1,073.28
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	(4)	432	461,808	1,069	$1,024.16	94.68%	$1,020.86
The Club at Panama Beach	Panama City, FL	2000	1998	(5)	254	283,718	1,117	$1,012.57	91.73%	$998.48
CV at Twin Lakes	Sanford, FL	2005	2013	(6)	460	417,680	908	$859.36	94.78%	$834.37
Paddock Club Tallahassee	Tallahassee, FL	1992	1997	(5)	304	329,536	1,084	$864.64	94.74%	$848.49
Belmere	Tampa, FL	1984	1994	(4)	210	202,440	964	$870.13	96.19%	$870.13
Links at Carrollwood	Tampa, FL	1980	1998	(4)	230	213,210	927	$944.62	96.09%	$941.76
Village Oaks	Tampa, FL	2005	2008	(6)	234	279,864	1,196	$1,096.52	96.15%	$1,077.46
CG at Hampton Preserve	Tampa, FL	2012	2013	(6)	486	515,160	1,060	$1,032.10	92.18%	$1,022.29
CG at Seven Oaks	Wesley Chapel, FL	2004	2013	(6)	318	301,782	949	$940.04	98.74%	$935.50
CG at Windermere	Windermere, FL	2009	2013	(6)	280	283,920	1,014	$1,198.44	98.57%	$1,182.12
Subtotal Florida					11,796	12,177,854	1,017	$977.27	94.43%	$964.53
Allure at Brookwood	Atlanta, GA	2008	2012	(6)	349	344,463	987	$1,373.67	88.25%	$1,341.17
Allure in Buckhead Village	Atlanta, GA	2002	2012	(6)	230	225,170	979	$1,229.36	93.91%	$1,223.99
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	(4)	250	287,500	1,150	$1,478.14	94.00%	$1,468.05
Bradford Pointe	Augusta, GA	1986	1997	(5)	192	156,288	814	$724.89	97.92%	$718.86
Westbury Creek	Augusta, GA	1984	1997	(5)	120	107,160	893	$654.59	95.83%	$654.59
Fountain Lake	Brunswick, GA	1983	1997	(5)	113	128,820	1,140	$727.09	90.27%	$722.96
Whisperwood	Columbus, GA	1986	1997	(5)	1,008	1,188,432	1,179	$834.04	88.99%	$815.61
Willow Creek	Columbus, GA	1974	1997	(5)	285	246,810	866	$609.08	94.74%	$604.32
Terraces at Fieldstone	Conyers, GA	1999	1998	(4)	316	375,092	1,187	$849.02	90.19%	$839.63
Prescott	Duluth, GA	2001	2004	(4)	384	411,648	1,072	$859.36	95.31%	$858.08
CG at Berkeley Lake	Duluth, GA	1998	2013	(6)	180	244,260	1,357	$969.57	96.67%	$959.38
CG at River Oaks	Duluth, GA	1992	2013	(6)	216	276,264	1,279	$920.70	98.61%	$908.80
CG at River Plantation	Duluth, GA	1994	2013	(6)	232	310,416	1,338	$909.98	97.41%	$902.13
CG at McDaniel Farm	Duluth, GA	1997	2013	(6)	425	450,925	1,061	$832.73	95.76%	$821.20
CG at Pleasant Hill	Duluth, GA	1996	2013	(6)	502	502,000	1,000	$779.92	94.62%	$766.63
CG at Mount Vernon	Dunwoody, GA	1997	2013	(6)	213	257,091	1,207	$1,158.26	98.59%	$1,152.57
Lanier	Gainesville, GA	1998	2005	(4)	344	396,288	1,152	$872.89	95.35%	$862.30
Lake Club	Gainesville, GA	2001	2005	(4)	313	359,950	1,150	$819.04	90.73%	$809.86

CG at Shiloh	Kennesaw, GA	2002	2013	(6)	498	533,358	1,071	$825.86	92.57%	$818.73
Milstead Village	Kennesaw, GA	1998	2008	(6)	310	356,190	1,149	$970.69	96.77%	$953.04
Austin Chase	Macon, GA	1996	1997	(5)	256	293,120	1,145	$800.21	92.97%	$763.78
The Vistas	Macon, GA	1985	1997	(5)	144	153,792	1,068	$682.69	96.53%	$665.31
CG at Barrett Creek	Marietta, GA	1999	2013	(6)	332	310,088	934	$817.97	98.19%	$807.96
CG at Godley Station	Pooler, GA	2001	2013	(6)	312	337,272	1,081	$910.45	91.99%	$894.72
CG at Godley Lake	Pooler, GA	2008	2013	(6)	288	269,568	936	$853.83	94.79%	$849.49
Avala at Savannah Quarters	Savannah, GA	2009	2011	(5)	256	278,016	1,086	$962.72	95.70%	$948.00
Georgetown Grove	Savannah, GA	1997	1998	(5)	220	239,800	1,090	$915.82	93.64%	$905.78
CG at Hammocks	Savannah, GA	1997	2013	(6)	308	323,708	1,051	$1,008.96	94.16%	$1,002.88
CV at Greentree	Savannah, GA	1984	2013	(6)	194	165,288	852	$669.85	94.85%	$663.99
CV at Huntington	Savannah, GA	1986	2013	(6)	147	121,128	824	$778.20	97.28%	$724.89
CV at Marsh Cove	Savannah, GA	1983	2013	(6)	188	197,212	1,049	$780.09	96.28%	$770.90
Oaks at Wilmington Island	Savannah, GA	1999	2006	(5)	306	333,846	1,091	$987.59	93.14%	$983.44
Huntington Chase	Warner Robins, GA	1997	2000	(5)	200	221,400	1,107	$799.49	96.00%	$760.65
Southland Station	Warner Robins, GA	1988	1997	(5)	304	355,984	1,171	$721.44	97.04%	$694.49
Terraces at Townelake	Woodstock, GA	1999	1998	(4)	502	568,264	1,132	$803.48	92.43%	$799.32
Subtotal Georgia					10,437	11,326,611	1,085	$884.24	93.97%	$871.42
Fairways at Hartland	Bowling Green, KY	1996	1997	(5)	240	251,040	1,046	$818.58	88.33%	$799.72
Grand Reserve Lexington	Lexington, KY	2000	1999	(5)	370	432,900	1,170	$977.76	93.24%	$937.68
Lakepointe	Lexington, KY	1986	1994	(5)	118	90,742	769	$671.66	97.46%	$671.66
Mansion, The	Lexington, KY	1989	1994	(5)	184	138,736	754	$698.77	96.20%	$693.85
Village, The	Lexington, KY	1989	1994	(5)	252	182,700	725	$693.87	92.86%	$681.18
Stonemill Village	Louisville, KY	1985	1994	(5)	384	324,864	846	$762.18	95.05%	$757.89
Subtotal Kentucky					1,548	1,420,982	918	$796.89	93.54%	$780.68
Crosswinds	Jackson, MS	1989	1996	(5)	360	443,160	1,231	$830.57	93.89%	$819.49
Pear Orchard	Jackson, MS	1985	1994	(5)	389	337,263	867	$829.88	97.17%	$827.48
Reflection Pointe	Jackson, MS	1986	1988	(5)	296	248,344	839	$853.49	91.55%	$846.58
Lakeshore Landing	Ridgeland, MS	1974	1994	(5)	196	174,244	889	$753.48	93.37%	$708.80
Savannah Creek	Southaven, MS	1989	1996	(5)	204	237,252	1,163	$825.73	94.12%	$816.88
Sutton Place	Southaven, MS	1991	1996	(5)	253	268,180	1,060	$781.48	96.05%	$758.78
Subtotal Mississippi					1,698	1,708,443	1,006	$817.61	94.52%	$803.91
Market Station	Kansas City, MO	2010	2012	(6)	323	314,925	975	$1,230.43	93.19%	$1,217.46
Subtotal Missouri					323	314,925	975	$1,230.43	93.19%	$1,217.46
CV at Beaver Creek	Apex, NC	2007	2013	(6)	316	308,732	977	$870.61	93.99%	$844.19
Hermitage at Beechtree	Cary, NC	1988	1997	(4)	194	169,750	875	$826.78	93.81%	$816.52
Waterford Forest	Cary, NC	1996	2005	(4)	384	377,472	983	$797.03	94.01%	$795.68
1225 South Church I	Charlotte, NC	2010	2010	(6)	196	162,680	830	$2,112.97	97.45%	$1,184.67
1225 South Church II	Charlotte, NC	2010	2010	(6)	210	175,140	834	$2,218.21	95.71%	$1,327.26
CG at Ayrsley	Charlotte, NC	2008	2013	(6)	368	371,680	1,010	$911.42	94.57%	$902.98
CG at Ayrsley II	Charlotte, NC	2013	2013	(6)	81	79,866	986	$956.89	96.30%	$953.25
CG at Beverly Crest	Charlotte, NC	1996	2013	(6)	300	279,900	933	$846.53	96.00%	$833.02
CG at Legacy Park	Charlotte, NC	2001	2013	(6)	288	300,672	1,044	$850.44	92.71%	$838.99
CG at Mallard Creek	Charlotte, NC	2005	2013	(6)	252	232,596	923	$864.26	98.81%	$858.18
CG at Mallard Lake	Charlotte, NC	1998	2013	(6)	302	300,792	996	$878.79	96.69%	$871.02
CG at University Center	Charlotte, NC	2005	2013	(6)	156	167,076	1,071	$853.77	97.44%	$851.53
CV at Chancellor Park	Charlotte, NC	1999	2013	(6)	340	326,740	961	$782.62	97.65%	$768.91

CV at Charleston Place	Charlotte, NC	1986	2013	(6)	214	172,484	806	$619.78	94.86%	$611.52
CV at Greystone	Charlotte, NC	1998/2000	2013	(6)	408	387,192	949	$668.83	95.34%	$663.19
CV at South Tryon	Charlotte, NC	2002	2013	(6)	216	236,088	1,093	$822.53	95.83%	$820.87
CV at Stone Point	Charlotte, NC	1986	2013	(6)	192	172,992	901	$745.92	94.79%	$722.58
CV at Timber Crest	Charlotte, NC	2000	2013	(6)	282	273,540	970	$703.22	96.81%	$690.10
Enclave	Charlotte, NC	2008	2013	(6)	85	107,695	1,267	$1,758.54	94.12%	$1,698.10
CG at Cornelius	Cornelius, NC	2009	2013	(6)	236	252,048	1,068	$936.02	96.61%	$905.34
CG at Patterson Place	Durham, NC	1997	2013	(6)	252	238,644	947	$876.73	94.05%	$865.61
CV at Woodlake	Durham, NC	1996	2013	(6)	266	255,094	959	$775.11	96.24%	$739.86
CV at Deerfield	Durham, NC	1985	2013	(6)	204	198,084	971	$865.18	94.61%	$851.76
CG at Research Park	Durham, NC	2002	2013	(6)	370	384,430	1,039	$868.72	93.51%	$856.35
CG at Autumn Park	Greensboro, NC	2001/04	2013	(6)	402	410,040	1,020	$753.92	96.27%	$730.38
CG at Huntersville	Huntersville, NC	2008	2013	(6)	250	248,000	992	$934.42	94.80%	$918.74
CV at Matthews	Matthews, NC	2008	2013	(6)	270	255,690	947	$822.80	95.19%	$817.80
CG at Matthews Commons	Matthews, NC	2008	2013	(6)	216	203,256	941	$965.68	93.06%	$962.08
CG at Arringdon	Morrisville, NC	2003	2013	(6)	320	311,360	973	$878.59	94.38%	$853.51
CG at Brier Creek	Raleigh, NC	2010	2013	(6)	364	401,128	1,102	$952.75	94.78%	$946.02
CG at Brier Falls	Raleigh, NC	2008	2013	(6)	350	381,850	1,091	$989.09	94.57%	$976.50
CG at Crabtree Valley	Raleigh, NC	1997	2013	(6)	210	209,580	998	$816.50	94.29%	$809.52
Hue	Raleigh, NC	2009	2010	(4)	208	185,744	893	$1,438.20	94.23%	$1,376.58
CG at Trinity Commons	Raleigh, NC	2000/02	2013	(6)	462	484,176	1,048	$866.29	94.16%	$851.17
The Preserve at Brier Creek	Raleigh, NC	2004	2006	(4)	450	519,300	1,154	$1,027.47	93.11%	$1,021.72
Providence at Brier Creek	Raleigh, NC	2007	2008	(4)	313	297,037	949	$906.30	94.89%	$898.93
CG at Wilmington	Wilmington, NC	1998/2002	2013	(6)	390	356,070	913	$729.90	94.10%	$703.74
Corners, The	Winston-Salem, NC	1982	1993	(5)	240	173,520	723	$610.06	94.17%	$603.02
CV at Glen Eagles	Winston-Salem, NC	1990/2000	2013	(6)	310	312,170	1,007	$648.17	97.74%	$638.54
CV at Mill Creek	Winston-Salem, NC	1984	2013	(6)	220	209,660	953	$566.77	95.45%	$546.64
Subtotal North Carolina					11,087	10,889,968	954	$909.76	92.36%	$862.46
CG at Desert Vista	North Las Vegas, NV	2009	2013	(6)	380	338,200	890	$761.73	91.32%	$726.31
CG at Palm Vista	North Las Vegas, NV	2007	2013	(6)	341	349,184	1,024	$819.85	96.48%	$778.27
Subtotal Nevada					721	687,384	953	$789.22	93.76%	$750.88
Colony at South Park	Aiken, SC	1982	1997	(5)	184	174,800	950	$755.17	91.30%	$752.71
Woodwinds	Aiken, SC	1988	1997	(5)	144	165,168	1,147	$729.48	95.83%	$725.12
Tanglewood	Anderson, SC	1980	1994	(5)	168	146,664	873	$652.86	95.24%	$652.86
CG at Cypress Cove	Charleston, SC	2001	2013	(6)	264	304,128	1,152	$1,039.56	95.08%	$1,018.75
CV at Hampton Pointe	Charleston, SC	1986	2013	(6)	304	314,640	1,035	$857.98	97.04%	$844.38
CG at Quarterdeck	Charleston, SC	1987	2013	(6)	230	218,960	952	$1,017.79	97.83%	$1,008.97
CV at Westchase	Charleston, SC	1985	2013	(6)	352	258,016	733	$704.00	97.44%	$694.15
River's Walk	Charleston, SC	2013	2013	(6)	270	248,400	920	$1,392.79	93.70%	$1,334.60
Fairways, The	Columbia, SC	1992	1994	(5)	240	213,840	891	$722.58	93.75%	$714.91
Paddock Club Columbia	Columbia, SC	1991	1997	(5)	336	378,672	1,127	$793.85	92.56%	$794.65
CV at Windsor Place	Goose Creek, SC	1985	2013	(6)	224	213,472	953	$748.15	95.09%	$736.54
Highland Ridge	Greenville, SC	1984	1995	(5)	168	134,904	803	$616.74	93.45%	$611.78
Howell Commons	Greenville, SC	1987	1997	(5)	348	275,616	792	$639.08	95.69%	$638.81
Paddock Club Greenville	Greenville, SC	1996	1997	(5)	208	231,504	1,113	$787.42	90.87%	$780.09
Park Haywood	Greenville, SC	1983	1993	(5)	208	158,704	763	$662.65	94.71%	$650.31
Spring Creek	Greenville, SC	1985	1995	(5)	208	179,504	863	$689.56	88.94%	$678.74

Runaway Bay	Mt. Pleasant, SC	1988	1995	(5)	208	177,840	855	$1,143.46	93.27%	$1,143.46
CG at Commerce Park	North Charleston, SC	2008	2013	(6)	312	306,384	982	$867.04	95.83%	$844.11
535 Brookwood	Simpsonville, SC	2008	2010	(5)	256	254,464	994	$905.49	90.23%	$901.32
Park Place	Spartanburg, SC	1987	1997	(5)	184	195,224	1,061	$704.42	91.85%	$689.58
Farmington Village	Summerville, SC	2007	2007	(5)	280	309,120	1,104	$939.97	95.36%	$939.97
CV at Waters Edge	Summerville, SC	1985	2013	(6)	204	187,680	920	$735.52	94.61%	$712.42
Subtotal South Carolina					5,300	5,047,704	952	$831.83	94.26%	$820.70
Hamilton Pointe	Chattanooga, TN	1989	1992	(5)	361	256,310	710	$673.89	96.95%	$673.89
Hidden Creek	Chattanooga, TN	1987	1988	(5)	300	260,400	868	$657.02	95.67%	$649.81
Steeplechase	Chattanooga, TN	1986	1991	(5)	108	98,712	914	$788.75	94.44%	$783.51
Windridge	Chattanooga, TN	1984	1997	(5)	174	238,728	1,372	$1,003.30	95.40%	$999.43
Bradford Chase	Jackson, TN	1987	1994	(5)	148	121,360	820	$681.97	92.57%	$653.43
Oaks, The	Jackson, TN	1978	1993	(5)	100	87,500	875	$658.04	91.00%	$658.04
Post House Jackson	Jackson, TN	1987	1989	(5)	150	161,700	1,078	$712.84	92.67%	$710.96
Post House North	Jackson, TN	1987	1989	(5)	145	141,375	975	$701.80	93.10%	$687.76
Woods at Post House	Jackson, TN	1997	1995	(5)	122	118,706	973	$745.30	97.54%	$744.18
Greenbrook	Memphis, TN	1978	1988	(5)	1,037	944,707	911	$652.48	97.49%	$641.46
Kirby Station	Memphis, TN	1978	1994	(5)	371	309,043	833	$790.74	95.15%	$781.56
Lincoln on the Green	Memphis, TN	1992	1994	(5)	618	540,132	874	$769.79	95.63%	$761.93
Park Estate	Memphis, TN	1974	1977	(5)	82	106,764	1,302	$1,108.94	98.78%	$1,108.94
Reserve at Dexter Lake	Memphis, TN	2000	1998	(5)	740	807,340	1,091	$888.70	93.65%	$886.26
Paddock Club Murfreesboro	Murfreesboro, TN	1999	1998	(4)	240	281,760	1,174	$959.96	95.42%	$958.71
Aventura at Indian Lake Village	Nashville, TN	2010	2011	(4)	300	291,000	970	$1,044.40	96.00%	$1,032.64
Avondale at Kennesaw	Nashville, TN	2008	2010	(4)	288	283,392	984	$962.42	94.10%	$952.22
Brentwood Downs	Nashville, TN	1986	1994	(4)	286	220,220	770	$900.69	94.41%	$898.91
CG at Bellevue	Nashville, TN	1996	2013	(6)	349	344,812	988	$955.19	98.57%	$929.16
Grand View Nashville	Nashville, TN	2001	1999	(4)	433	523,497	1,209	$1,087.58	95.15%	$1,072.76
Monthaven Park	Nashville, TN	2000	2004	(4)	456	427,728	938	$906.53	96.27%	$896.01
Park at Hermitage	Nashville, TN	1987	1995	(4)	440	392,480	892	$756.51	94.55%	$748.94
Venue at Cool Springs	Nashville, TN	2012	2010	(6)	428	457,960	1,070	$1,492.38	92.99%	$1,489.49
Verandas at Sam Ridley	Nashville, TN	2009	2010	(4)	336	391,104	1,164	$981.38	96.73%	$979.27
Subtotal Tennessee					8,012	7,806,730	974	$868.48	95.44%	$860.44
Northwood	Arlington, TX	1980	1998	(4)	270	224,100	830	$688.87	94.44%	$688.87
Balcones Woods	Austin, TX	1983	1997	(4)	384	313,728	817	$886.27	94.27%	$886.27
CG at Canyon Creek	Austin, TX	2008	2013	(6)	336	349,104	1,039	$966.28	92.26%	$953.41
CG at Canyon Pointe	Austin, TX	2003	2013	(6)	272	262,208	964	$913.95	95.59%	$898.62
CG at Double Creek	Austin, TX	2013	2013	(6)	296	277,944	939	$1,102.73	95.61%	$1,045.05
CG at Onion Creek	Austin, TX	2009	2013	(6)	300	312,600	1,042	$1,050.62	96.67%	$1,028.77
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	(4)	210	194,460	926	$1,115.42	95.24%	$1,114.07
CV at Quarry Oaks	Austin, TX	1996	2013	(6)	533	459,979	863	$837.28	92.87%	$813.12
CG at Wells Branch	Austin, TX	2008	2013	(6)	336	321,888	958	$938.78	95.54%	$924.61
Legacy at Western Oaks	Austin, TX	2002	2009	(6)	479	467,504	976	$1,160.96	95.41%	$1,159.01
Silverado	Austin, TX	2003	2006	(4)	312	303,264	972	$1,003.80	94.23%	$995.34
Stassney Woods	Austin, TX	1985	1995	(4)	288	248,832	864	$833.28	94.44%	$823.02
Travis Station	Austin, TX	1987	1995	(4)	304	244,720	805	$737.56	94.08%	$729.29
Woods, The	Austin, TX	1977	1997	(4)	278	214,060	770	$1,150.63	95.32%	$1,131.67
CV at Shoal Creek	Bedford, TX	1996	2013	(6)	408	381,888	936	$828.02	95.83%	$820.84

CV at Willow Creek	Bedford, TX	1996	2013	(6)	478	426,854	893	$788.97	96.65%	$768.43
CG at Hebron	Carrollton, TX	2011	2013	(6)	312	352,248	1,129	$1,162.31	94.23%	$1,134.55
CG at Silverado	Cedar Park, TX	2005	2013	(6)	238	239,666	1,007	$926.44	94.12%	$923.10
CG at Silverado Reserve	Cedar Park, TX	2005	2013	(6)	256	266,240	1,040	$1,041.25	93.36%	$1,037.08
Courtyards at Campbell	Dallas, TX	1986	1998	(4)	232	168,664	727	$804.26	96.98%	$804.26
Deer Run	Dallas, TX	1985	1998	(4)	304	206,720	680	$682.70	97.70%	$682.70
Grand Courtyard	Dallas, TX	2000	2006	(4)	390	343,980	882	$937.02	95.90%	$936.50
Legends at Lowe's Farm	Dallas, TX	2008	2011	(4)	456	425,904	934	$1,097.28	96.05%	$1,095.63
CR at Medical District	Dallas, TX	2007	2013	(6)	278	241,582	869	$1,111.87	94.96%	$1,088.95
Watermark	Dallas, TX	2002	2004	(4)	240	205,200	855	$932.84	94.17%	$903.71
CV at Main Park	Duncanville, TX	1984	2013	(6)	192	180,288	939	$810.30	96.35%	$800.38
CG at Bear Creek	Euless, TX	1998	2013	(6)	436	395,016	906	$885.28	96.56%	$879.20
CG at Fairview	Fairview, TX	2012	2013	(6)	256	258,048	1,008	$1,066.30	93.36%	$1,040.39
La Valencia at Starwood	Frisco, TX	2009	2010	(4)	270	267,840	992	$1,223.07	94.81%	$1,223.07
CR at Frisco Bridges	Frisco, TX	2013	2013	(6)	252	210,420	835	$1,091.35	72.22%	$1,076.45
CV at Grapevine	Grapevine, TX	1985	2013	(6)	450	387,450	861	$760.26	95.56%	$748.54
CV at North Arlington	Fort Worth, TX	1985	2013	(6)	240	190,560	794	$576.29	96.67%	$564.86
Greenwood Forest	Houston, TX	1994	2008	(6)	316	310,944	984	$901.56	97.78%	$899.98
Legacy Pines	Houston, TX	2000	2003	(4)	308	283,360	920	$1,000.48	93.83%	$997.61
Park Place (Houston)	Houston, TX	1996	2007	(4)	229	207,016	904	$1,074.11	97.38%	$1,067.56
Ranchstone	Houston, TX	1996	2007	(4)	220	193,160	878	$955.55	94.55%	$954.42
Reserve at Woodwind Lakes	Houston, TX	1999	2006	(4)	328	316,192	964	$922.73	95.43%	$911.91
Cascade at Fall Creek	Humble, TX	2007	2008	(4)	246	227,796	926	$1,008.48	91.46%	$1,000.67
Chalet at Fall Creek	Humble, TX	2006	2007	(4)	268	260,228	971	$975.77	93.28%	$973.02
Bella Casita at Las Colinas	Irving, TX	2007	2010	(4)	268	258,352	964	$1,094.26	96.27%	$1,085.57
Remington Hills	Irving, TX	1984	2013	(4)	362	346,434	957	$840.22	94.48%	$798.35
CR at Las Colinas	Irving, TX	2006	2013	(6)	306	277,848	908	$1,178.83	94.12%	$1,162.26
CG at Valley Ranch	Irving, TX	1997	2013	(6)	396	462,132	1,167	$1,144.33	97.22%	$1,121.50
Lane at Towne Crossing	Mesquite, TX	1983	1994	(4)	384	277,632	723	$667.99	95.05%	$667.99
CV at Oakbend	Lewisville, TX	1997	2013	(6)	426	382,974	899	$823.82	95.77%	$809.84
CV at Vista Ridge	Lewisville, TX	1985	2013	(6)	300	237,600	792	$679.07	94.67%	$676.09
Times Square at Craig Ranch	McKinney, TX	2009	2010	(4)	313	320,512	1,024	$1,163.03	92.33%	$1,155.38
Highwood	Plano, TX	1983	1998	(4)	196	156,212	797	$882.57	96.43%	$882.57
Los Rios Park	Plano, TX	2000	2003	(4)	498	470,112	944	$943.28	93.17%	$933.66
Boulder Ridge	Roanoke, TX	1999	2005	(4)	494	442,624	896	$966.87	90.08%	$946.40
Copper Ridge	Roanoke, TX	2009	2008	(4)	245	229,810	938	$1,076.74	97.14%	$1,065.88
CG at Ashton Oaks	Round Rock, TX	2009	2013	(6)	362	307,338	849	$881.59	94.20%	$869.32
CG at Round Rock	Round Rock, TX	1997	2013	(6)	422	429,596	1,018	$952.47	97.16%	$948.03
CV at Sierra Vista	Round Rock, TX	1999	2013	(6)	232	205,552	886	$795.53	95.69%	$795.48
Alamo Ranch	San Antonio, TX	2009	2011	(5)	340	270,640	796	$904.93	94.41%	$868.59
Haven at Blanco	San Antonio, TX	2010	2012	(6)	436	463,468	1,063	$1,137.62	95.18%	$1,134.32
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	(5)	400	334,400	836	$946.46	96.25%	$939.92
Cypresswood Court	Spring, TX	1984	1994	(4)	208	160,576	772	$725.47	97.12%	$723.71
Villages at Kirkwood	Stafford, TX	1996	2004	(4)	274	244,682	893	$977.03	93.80%	$977.03
Green Tree Place	Woodlands, TX	1984	1994	(4)	200	152,200	761	$795.94	94.00%	$793.44
Subtotal Texas					19,263	17,572,349	912	$942.02	94.70%	$930.79
Adalay Bay	Chesapeake, VA	2002	2012	(6)	240	246,240	1,026	$1,255.68	92.08%	$1,242.82

CV at Greenbrier	Fredericksburg, VA	1980	2013	(6)	258	216,720	840	$878.07	94.96%	$874.80
Seasons at Celebrate I	Fredericksburg, VA	2011	2011	(6)	232	233,160	1,005	$1,332.68	93.97%	$1,324.67
Seasons to Celebrate II	Fredericksburg, VA	2013	2013	(6)	251	248,239	989	$1,326.92	80.88%	$1,315.12
Station Square at Cosner's Corner	Fredericksburg, VA	2013	2013	(6)	260	268,580	1,033	$1,352.12	86.15%	$1,341.88
CV at Hampton Glen	Glen Allen, VA	1986	2013	(6)	232	177,712	766	$853.99	96.98%	$845.83
CV at West End	Glen Allen, VA	1987	2013	(6)	224	156,352	698	$779.70	97.77%	$774.47
Township	Hampton, VA	1987	1995	(5)	296	248,048	838	$939.01	97.64%	$934.94
CV at Tradewinds	Hampton, VA	1988	2013	(6)	284	280,024	986	$854.19	92.96%	$819.11
CV at Waterford	Midlothian, VA	1989	2013	(6)	312	288,912	926	$877.65	97.76%	$867.54
Ashley Park	Richmond, VA	1988	2013	(5)	272	194,480	715	$695.79	95.96%	$685.57
CV at Chase Gayton	Richmond, VA	1984	2013	(6)	328	311,272	949	$854.51	94.21%	$833.11
Hamptons at Hunton Park	Richmond, VA	2003	2011	(5)	300	309,600	1,032	$1,266.89	94.33%	$1,257.60
CV at Harbour Club	Virginia Beach, VA	1988	2013	(6)	213	193,191	907	$850.78	94.84%	$846.78
Subtotal Virginia					3,702	3,372,530	911	$1,004.77	93.68%	$933.36
Subtotal 100% Owned Properties					81,688	80,278,585	977	$907.05	94.26%	$890.49
Joint Venture Properties
Belterra	Fort Worth, TX	2006	2013	(6)	288	278,208	966	$1,013.85	92.36%	$939.84
Ansley Village	Macon, GA	2007	2009	(6)	294	324,282	1,103	$784.34	92.18%	$767.00
Grand Cypress	Cypress, TX	2008	2010	(6)	312	280,488	899	$1,099.79	96.47%	$1,099.79
Venue at Stonebridge Ranch	McKinney, TX	2000	2010	(6)	250	214,000	856	$947.70	93.20%	$939.83
Verandas at Southwood	Tallahassee, FL	2003	2011	(6)	300	341,700	1,139	$1,040.80	88.33%	$1,020.45
Subtotal Joint Venture Properties					1,444	1,438,678	996	$979.84	92.52%	$955.95
Total 100% Owned and Joint Venture Properties					83,132	81,717,263	977	$908.31	94.23%	$891.62

(1)
Monthly average rent per unit represents the average of gross monthly rent amounts charged for occupied units plus prevalent market rents asked for unoccupied units in the property, divided by the total number of units in the property. This information is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(2)	Average Occupancy is calculated by dividing the number of units occupied at each property by the total number of units at each property.

(3)
Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property's local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2013 were $5.3 million. As of December 31, 2013 approximately 13.0% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(4)	Large market same store reportable segment.

(5)	Secondary market same store reportable segment.

(6)	Non-same store reportable segment.

Mortgage/Bond Financing

As of December 31, 2013, we had approximately $1.2 billion of indebtedness collateralized, secured, and outstanding as set forth below:

		Encumbrances at
		December 31, 2013
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
100% Owned Properties
Eagle Ridge	Birmingham, AL	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	—	(1)		(1)		(1)
CG at Edgewater	Huntsville, AL	28,462		3.750%		6/1/2019
CG at Madison	Madison, AL	23,102		3.750%		6/1/2019
Paddock Club Montgomery	Montgomery, AL	—	(1)		(1)		(1)
CG at Liberty Park	Vestavia Hills, AL	18,531		3.700%		2/27/2019
Tiffany Oaks	Altamonte Springs, FL	—	(1)		(1)		(1)
Indigo Point	Brandon, FL	—	(1)		(1)		(1)
Preserve at Coral Square	Coral Springs, FL	—	(3)		(3)		(3)
Anatole	Daytona Beach, FL	6,758	(6)(17)	0.867%	(6)(17)	5/20/2031	(6)(17)
CG at Heathrow	Heathrow, FL	21,412		3.700%		2/27/2019
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)		(1)		(1)
St. Augustine	Jacksonville, FL	13,235	(16)(17)	0.867%	(16)(17)	5/20/2031	(16)(17)
St. Augustine II	Jacksonville, FL	—	(1)		(1)		(1)
Woodhollow	Jacksonville, FL	—	(1)		(1)		(1)
Paddock Club Lakeland	Lakeland, FL	—	(1)		(1)		(1)
CG at Town Park	Lake Mary, FL	33,818		3.750%		6/1/2019
Paddock Park Ocala	Ocala, FL	6,570	(2)(17)	0.867%	(2)(17)	5/20/2031	(2)(17)
Park Crest at Innisbrook	Palm Harbor, FL	29,574		4.430%		10/1/2020
CV at Twin Lakes	Sanford, FL	26,243		4.065%		7/1/2020
Belmere	Tampa, FL	—	(1)		(1)		(1)
CG at Seven Oaks	Wesley Chapel, FL	21,274		3.750%		6/1/2019
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6.210%		12/1/2015
Westbury Creek	Augusta, GA	3,428	(11)(17)	0.867%	(11)(17)	5/20/2033	(11)(17)
Prescott	Duluth, GA	—	(4)		(4)		(4)
CG at River Oaks	Duluth, GA	11,992		3.750%		6/1/2019
CG at Mount Vernon	Dunwoody, GA	15,936		3.700%		2/27/2019
Lanier	Gainesville, GA	15,558		5.300%		3/1/2014
Lake Club	Gainesville, GA	—	(4)		(4)		(4)
CG at Shiloh	Kennesaw, GA	31,663		3.700%		2/27/2019
CG at Barrett Creek	Marietta, GA	19,772		3.750%		6/1/2019
CG at Godley Station	Pooler, GA	14,747		5.000%		6/1/2025
Georgetown Grove	Savannah, GA	—	(3)		(3)		(3)
Oaks at Wilmington Island	Savannah, GA	—	(3)		(3)		(3)
Huntington Chase	Warner Robins, GA	—	(3)		(3)		(3)
Grand Reserve Lexington	Lexington, KY	—	(1)		(1)		(1)
Mansion, The	Lexington, KY	—	(1)		(1)		(1)

Village, The	Lexington, KY	—	(1)		(1)		(1)
Crosswinds	Jackson, MS	—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	—	(1)		(1)		(1)
Reflection Pointe	Jackson, MS	5,692	(7)(17)	0.867%	(7)(17)	5/20/2031	(7)(17)
Savannah Creek	Southaven, MS	—	(1)		(1)		(1)
Hermitage at Beechtree	Cary, NC	—	(1)		(1)		(1)
Waterford Forest	Cary, NC	—	(4)		(4)		(4)
CG at Beverly Crest	Charlotte, NC	16,111		3.700%		2/27/2019
CG at Mallard Creek	Charlotte, NC	16,250		3.700%		2/27/2019
CG at Mallard Lake	Charlotte, NC	18,342		3.700%		2/27/2019
CV at Greystone	Charlotte, NC	14,559		3.750%		6/1/2019
CV at Timber Crest	Charlotte, NC	12,142		3.099%		8/15/2015
CG at Patterson Place	Durham, NC	15,971		3.700%		2/27/2019
CG at Huntersville	Huntersville, NC	15,239		3.750%		6/1/2019
CV at Matthews	Matthews, NC	14,923		2.630%		3/29/2016
CG at Arringdon	Morrisville, NC	20,087		3.700%		2/27/2019
CG at Brier Creek	Raleigh, NC	26,502		3.700%		2/27/2019
CG at Crabtree Valley	Raleigh, NC	10,950		3.700%		2/27/2019
CG at Trinity Commons	Raleigh, NC	31,769		3.400%		4/1/2018
CG at Wilmington	Wilmington, NC	27,105		2.330%		4/1/2015
Colony at South Park	Aiken, SC	—	(1)		(1)		(1)
Fairways, The	Columbia, SC	7,488	(8)(17)	0.867%	(8)(17)	5/20/2031	(8)(17)
Paddock Club Columbia	Columbia, SC	—	(1)		(1)		(1)
Howell Commons	Greenville, SC	—	(1)		(1)		(1)
Paddock Club Greenville	Greenville, SC	—	(1)		(1)		(1)
Park Haywood	Greenville, SC	—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	8,365	(5)(17)	8.670%	(5)(17)	5/20/2031	(5)(17)
535 Brookwood	Simpsonville, SC	13,413		4.430%		10/1/2020
Farmington Village	Summerville, SC	15,200		3.550%		1/1/2016
Hamilton Pointe	Chattanooga, TN	—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	—	(1)		(1)		(1)
Windridge	Chattanooga, TN	5,383	(12)(17)	0.867%	(12)(17)	5/20/2033	(12)(17)
Post House Jackson	Jackson, TN	4,919	(17)(18)	0.867%	(17)(18)	5/20/2031	(17)(18)
Post House North	Jackson, TN	3,267	(9)(17)	0.867%	(9)(17)	5/20/2031	(9)(17)
Greenbrook	Memphis, TN	27,853		4.110%		9/1/2017
Kirby Station	Memphis, TN	—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	—	(1)		(1)		(1)
Avondale at Kennesaw	Nashville, TN	18,484		4.430%		10/1/2020
CG at Bellevue	Nashville, TN	23,143		4.065%		7/1/2020
Monthaven Park	Nashville, TN	—	(3)		(3)		(3)
Park at Hermitage	Nashville, TN	6,645	(13)(17)	0.867%	(13)(17)	5/20/2031	(13)(17)
Verandas at Sam Ridley	Nashville, TN	22,749		4.430%		10/1/2020
CG at Canyon Creek	Austin, TX	16,160		3.750%		9/14/2019
Grand Reserve at Sunset Valley	Austin, TX	—	(3)		(3)		(3)
CV at Quarry Oaks	Austin, TX	27,898		3.700%		2/27/2019
Legacy at Western Oaks	Austin, TX	31,591		3.510%		2/1/2017

Silverado	Austin, TX	—	(3)		(3)		(3)
Stassney Woods	Austin, TX	4,050	(14)(17)	0.867%	(14)(17)	5/20/2031	(14)(17)
Travis Station	Austin, TX	3,585	(15)(17)	0.867%	(15)(17)	5/20/2031	(15)(17)
CV at Shoal Creek	Bedford, TX	23,713		3.700%		2/27/2019
CV at Willow Creek	Bedford, TX	27,479		3.700%		2/27/2019
Grand Courtyard	Dallas, TX	—	(3)		(3)		(3)
Watermark	Dallas, TX	—	(4)		(4)		(4)
CG at Bear Creek	Euless, TX	25,038		3.700%		2/27/2019
La Valencia at Starwood	Frisco, TX	21,718		4.590%		3/10/2018
Greenwood Forest	Houston, TX	18,536		1.770%		6/1/2014
Legacy Pines	Houston, TX	—	(4)		(4)		(4)
Ranchstone	Houston, TX	—	(3)		(3)		(3)
Reserve at Woodwind Lakes	Houston, TX	11,285		5.930%		6/15/2015
Chalet at Fall Creek	Humble, TX	—	(3)		(3)		(3)
Bella Casita at Las Colinas	Irving, TX	—	(4)		(4)		(4)
CG at Valley Ranch	Irving, TX	26,243		4.065%		7/1/2020
CV at Oakbend	Lewisville, TX	22,527		3.700%		2/27/2019
CG at Round Rock	Round Rock, TX	25,456		3.700%		2/27/2019
CV at Sierra Vista	Round Rock, TX	11,333		3.700%		2/27/2019
Stone Ranch at Westover Hills	San Antonio, TX	19,061		5.490%		3/1/2020
Cypresswood Court	Spring, TX	—	(4)		(4)		(4)
Villages at Kirkwood	Stafford, TX	—	(3)		(3)		(3)
Green Tree Place	Woodlands, TX	—	(4)		(4)		(4)
CV at West End	Glen Allen, VA	13,112		3.700%		2/27/2019
Township	Hampton, VA	10,430	(10)(17)	0.867%	(10)(17)	5/20/2031	(10)(17)
Subtotal 100% Owned		$1,107,341
Joint Venture Properties
Ansley Village	Macon, GA	15,823		4.894%		5/1/2017
Grand Cypress	Cypress, TX	16,711		5.307%		8/5/2017
Venue at Stonebridge Ranch	McKinney, TX	15,026		4.250%		12/10/2017
Verandas at Southwood	Tallahassee, FL	21,171		5.110%		3/1/2016
Belterra	Fort Worth,TX	18,945
Subtotal Joint Venture Properties		$87,676
Total 100% Owned and Joint Venture Properties		$1,195,017

(1)
Encumbered by a $571.8 million Fannie Mae facility, with $345.8 million available and $345.8 million outstanding with a variable interest rate of 1.33% on which there exist four interest rate swap agreements totaling $125 million at an average rate of 4.62% and six interest rate caps totaling $165 million at an average rate of 4.58% at December 31, 2013.

(2)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on October 24, 2017.

(3)
Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.73% on which there exists seven interest rate swap agreements totaling $94 million at an average rate of 4.58% and a $15 million interest rate cap of 5% at December 31, 2013.

(4)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(5)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.

(6)	Encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% and maturing on October 15, 2017.

(7)	Encumbered by $5.7 million in bonds on which there exists a $5.7 million interest rate cap of 6.00% which terminates on October 31, 2017.

(8)	Encumbered by $7.5 million in bonds on which there exists a $7.5 million interest rate cap of 6.00% which terminates on October 31, 2017.

(9)	Encumbered by $3.3 million in bonds on which there exists a $3.3 million interest rate cap of 6.00% which terminates on October 31, 2017.

(10)	Encumbered by $10.4 million in bonds on which there exists a $10.4 million interest rate cap of 6.00% and maturing on October 15, 2017.

(11)
Encumbered by $3.4 million in bonds with $0.5 million having a variable rate of 0.908% and $2.9 million with a variable rate of 0.867% on which there exists a $2.9 million interest rate cap of 6.00% which terminates on May 31, 2018.

(12)
Encumbered by $5.4 million in bonds, $0.5 million having a variable rate of 0.908% and $4.9 million with a variable rate of 0.867% on which there exists a $4.9 million interest rate cap of 6.00% which terminates on May 31, 2018.

(13)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(14)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2016.

(15)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(16)	Encumbered by $13.2 million in bonds on which exists a $13.2 million interest rate cap of 4.50% which terminates on March 1, 2014.

(17)
Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.80% on which there exists a $11.7 million interest rate cap of 5.00% which terminates on March 1, 2014, and a $6.2 million interest rate cap of 4.50% which terminates on March 1, 2014.

(18)	Encumbered by $4.9 million in bonds on which there exists a $4.9 million interest rate cap of 4.50% which terminates on March 1, 2014.

ITEM 3. LEGAL PROCEEDINGS.

Regatta Litigation

The Company (by virtue of the Merger) and Colonial LP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of the Company's subsidiaries and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Plantation Point Litigation

The Company (by virtue of the Merger) and Colonial LP, along with multiple other parties, are named defendants in a lawsuit arising out of alleged construction deficiencies with respect to condominium units at Plantation Point in Bluffton, South Carolina. Plantation Point was previously owned and operated by Colonial LP as a multi-family rental project by the name of the Ashley Plantation apartments. Colonial LP sold the property in 2005 to a third party, which then converted the property to condominiums and sold all 414 units. The lawsuit, filed on behalf of the condominium homeowners association and a class of unit owners, was filed in South Carolina state court (Beaufort County) in September 2011, against various parties involved in the development, construction and conversion of the Plantation Point property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking $24.7 million in damages resulting from, among other things, alleged construction deficiencies and misleading sales practices attributed to the third-party seller. The lawsuit is currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Williams Litigation

On June 19, 2013, a putative class action was filed in the Circuit Court for Jefferson County, Alabama captioned Williams v. Colonial Properties Trust, et al., No. 01-CV-2013-902416.00 (the “Williams Litigation”), seeking, among other things, to enjoin the previously announced combination of MAA and Colonial in accordance with the terms of the Agreement and Plan of Merger, dated June 3, 2013, by and among MAA, the Operating Partnership, Martha Merger Sub, LP, Colonial and Colonial LP. The complaint names as defendants Colonial, the ten members of Colonial’s board of trustees, Colonial LP,

MAA, the Operating Partnership and OP Merger Sub. The original complaint contained two counts: The first alleges that Colonial’s trustees breached their fiduciary duties of care and loyalty in agreeing to the proposed merger because, among other things, they engaged in an unfair process, failed to maximize the Colonial shareholders’ consideration, and agreed to preclusive deal protection devices. The second count, against Colonial LP, MAA, the Operating Partnership and OP Merger Sub, alleges that those parties “aided and abetted” the alleged breaches of fiduciary duties by Colonial’s trustees. In addition to the injunction of the merger, the complaint seeks, among other things, to recover Plaintiff’s attorneys’ fees and costs, but it does not make a claim for monetary damages. On August 2, 2013, Plaintiff filed an amended complaint that re-asserted Plaintiff’s earlier claims and added a new claim that the Colonial trustees breached their duty of candor by not providing Colonial shareholders full and complete disclosures regarding the merger. On August 14, 2013, the parties to the Williams Litigation reached an agreement in principle to settle the Williams Litigation, in which (a) defendants agreed to make certain additional disclosures in the joint proxy statement/prospectus related to the merger, and (b) the parties agreed that they would use their best efforts to agree upon, execute and present to the court a stipulation of settlement which would, among other things, (i) provide for the conditional certification of a non-opt out settlement class pursuant to Alabama Rules of Civil Procedure 23(b)(1) and (b)(2) consisting generally of all record and beneficial holders of the common stock of Colonial from June 3, 2013 through and including the date of the closing of the parent merger (the “Settlement Class”) (ii) release all claims that members of the Settlement Class may have that were alleged in the Williams Litigation or otherwise arising out of or relating in any manner to the merger and (iii) dismiss the Williams Litigation with prejudice. The proposed settlement, including the payment by Colonial (or its successors) of Plaintiff’s attorneys’ fees awarded by the Court, is subject to, among other things, confirmatory discovery, agreement to a stipulation of settlement, and final court approval following notice to the Settlement Class. Based on the terms of the agreement in principle reached in the Williams Litigation, the Company will not pay any monetary damages to the Settlement Class and the only monetary obligation will be the payment of Plaintiff’s attorneys’ fees, to the extent approved by the Court, up to an immaterial amount agreed to by the parties.
On December 3, 2013, following the confirmatory discovery contemplated in the agreement in principle reached on August 14, 2013, the parties to the Williams Litigation executed a Stipulation of Settlement. On December 6, 2013, Plaintiff filed an unopposed motion for preliminary approval of class action settlement (“Motion for Preliminary Approval”), which attached as an exhibit the executed Stipulation of Settlement. On December 13, 2013, the Court held a hearing on Plaintiff’s Motion for Preliminary Approval and preliminarily approved the Settlement and issued an Order for Notice and Scheduling of Hearing on Settlement (“Order”). In the Order, the Court set the final Settlement approval hearing for March 6, 2014 and also directed that notice of the Settlement and preliminary approval be sent to all Settlement Class members within ten business days. Such notice was sent out to Settlement Class members as set forth in the Order.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Mid-America Apartment Communities, Inc.

MAA's common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. On February 18, 2014, the reported last sale price of our common stock on the NYSE was $67.95 per share, and there were approximately 2,241 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock. The following table sets forth the quarterly high and low intra-day sales prices of MAA's common stock and the dividends declared by MAA with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2013:
First Quarter	$70.84	$64.54	$0.6950	$0.6950
Second Quarter	$74.94	$60.88	$0.6950	$0.6950
Third Quarter	$69.99	$60.19	$0.6950	$0.6950
Fourth Quarter	$67.63	$59.23	$0.6950	$0.7300	(1)

2012:
First Quarter	$67.11	$57.96	$0.6600	$0.6600
Second Quarter	$70.22	$64.67	$0.6600	$0.6600
Third Quarter	$70.21	$64.81	$0.6600	$0.6600
Fourth Quarter	$66.68	$60.38	$0.6600	$0.6950
(1) Generally, MAA's Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.730 per share declared in the fourth quarter of 2013 was paid on January 31, 2014 to shareholders of record on January 15, 2014.

MAA's quarterly dividend rate is currently $0.730 per common share. MAA's Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by MAA will be affected by a number of factors, including, but not limited to, the gross revenues received from the apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

MAA expects to make future quarterly distributions to shareholders; however, future distributions by MAA will be at the discretion of its Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as MAA's Board of Directors deems relevant.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the Direct Stock Purchase and Distribution Reinvestment Plan, or DRSPP, under which holders of common stock, preferred stock and limited partnership interests in the Operating Partnership can elect to automatically reinvest their distributions in additional shares of common stock. The plan also allows for the optional purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.

In 2013, 2012, and 2011, we had the following issuances through our DRSPP:

	2013	2012	2011
Shares	10,924	14,260	509,116
Discount	—%	—%	2%

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	377,547	$58.48	280,437

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	377,547	$58.48	280,437

(1)
Columns (a) and (b) above do not include 73,715 shares of restricted stock that are subject to vesting requirements which were issued through our 2004 Stock Plan or 92,088 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 5 for more information on these plans.

(2)
Column (c) above includes 222,525 shares available to be issued under our 2013 Stock Plan and 57,912 shares available to be issued under our Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 5 for more information on these plans.

The outstanding options noted in the chart above were issued in exchange for outstanding Colonial options during the Colonial merger.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for Mid-America Apartments, L.P.’s OP Units. From time-to-time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2013, there were 79,058,110 OP Units outstanding in the Operating Partnership, of which 74,830,726 OP Units, or 94.7%, were owned by MAA and 4,227,384 OP Units, or 5.3% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of common stock in MAA per one OP Unit or a cash payment based on the market value of our common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2013, we issued a total of 78,918 shares of common stock upon redemption of OP Units.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2008 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '08	Dec '09	Dec '10	Dec '11	Dec '12	Dec '13
MAA	$100.00	$139.31	$191.81	$196.61	$212.02	$207.37
S&P500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
FTSE NAREIT Equity Index	$100.00	$127.99	$163.78	$177.36	$209.39	$214.56

Purchases of Equity Securities

The following chart shows our repurchases of shares for the three-month period ended December 31, 2013:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2013 - October 31, 2013	—	$—	—	2,138,000
November 1, 2013 - November 30, 2013	—	$—	—	2,138,000
December 1, 2013 - December 31, 2013	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data on a historical basis for Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P. As previously discussed, the assets, liabilities, and results of operations of Colonial are included in both MAA and the Operating Partnership's selected financial data from the closing date of the merger, October 1, 2013, through the end of our fiscal year, December 31, 2013. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total operating revenues	$634,734	$475,888	$409,782	$359,582	$336,600
Expenses:
Property operating expenses	253,314	194,149	173,563	154,885	140,908
Depreciation and amortization	186,979	121,211	106,009	93,592	85,838
Acquisition expense	1,393	1,581	3,319	2,512	950
Property management and general and administrative expenses	38,652	35,043	38,096	29,766	27,978
Merger related expenses	32,403	—	—	—	—
Integration related expenses	5,102	—	—	—	—
Income from continuing operations before non-operating items	116,891	123,904	88,795	78,827	80,926
Interest and other non-property income	488	430	802	903	385
Interest expense	(75,915)	(57,937)	(56,383)	(53,564)	(54,178)
Loss on debt extinguishment/modification	(426)	(654)	(755)	—	(140)
Amortization of deferred financing costs	(3,063)	(3,552)	(2,902)	(2,627)	(2,374)
Net casualty (loss) gain after insurance and other settlement proceeds	(143)	(6)	(619)	314	34
Gain on sale of non-depreciable assets	—	45	1,084	—	15
Gain on properties acquired from joint ventures	—	—	—	752	—
Income before income tax expense	37,832	62,230	30,022	24,605	24,668
Income tax expense	(893)	(803)	(727)	(623)	(562)
Income from continuing operations before gain (loss) from real estate joint ventures	36,939	61,427	29,295	23,982	24,106
Gain (loss) from real estate joint ventures	338	(223)	(593)	(1,149)	(816)
Income from continuing operations	37,277	61,204	28,702	22,833	23,290
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	5,158	6,986	9,730	8,044	11,282
Gain (loss) on sale of discontinued operations	76,844	41,635	12,799	(2)	4,649
Consolidated net income	119,279	109,825	51,231	30,875	39,221
Net income attributable to noncontrolling interests	3,998	4,602	2,410	1,114	2,010
Net income attributable to MAA	115,281	105,223	48,821	29,761	37,211
Preferred dividend distributions	—	—	—	6,549	12,865
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	—	5,149	—
Net income available for MAA common shareholders	$115,281	$105,223	$48,821	$18,063	$24,346

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	50,677	41,039	36,995	31,856	28,341
Effect of dilutive stock options and partnership units (1)	2,439	1,898	2,092	2,363	7
Diluted	53,116	42,937	39,087	34,219	28,348

Calculation of Earnings per share - basic:
Income from continuing operations, adjusted	$36,112	$58,737	$27,413	$10,551	$9,602
Income from discontinued operations, adjusted	79,061	46,392	21,375	7,545	14,555
Net income attributable to common shareholders, adjusted	$115,173	$105,129	$48,788	$18,096	$24,157

Earnings per share - basic:
Income from continuing operations available for common shareholders	$0.71	$1.42	$0.74	$0.33	$0.34
Discontinued property operations	1.56	1.14	0.58	0.24	0.51
Net income available for common shareholders	$2.27	$2.56	$1.32	$0.57	$0.85

Calculation of Earnings per share - diluted:
Income from continuing operations, adjusted	$37,277	$61,204	$28,702	$11,135	$9,535
Income from discontinued operations, adjusted	82,002	48,621	22,529	8,042	14,595
Net income attributable to common shareholders, adjusted	$119,279	$109,825	$51,231	$19,177	$24,130

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$0.70	$1.43	$0.73	$0.33	$0.34
Discontinued property operations	1.55	1.13	0.58	0.23	0.51
Net income available for common shareholders	$2.25	$2.56	$1.31	$0.56	$0.85

Dividends declared (2)	$2.8150	$2.6750	$2.5425	$2.4725	$2.4600

Balance Sheet Data:
Real estate owned, at cost	$7,694,618	$3,734,544	$3,396,934	$2,958,765	$2,707,300
Real estate assets, net	$6,556,303	$2,694,071	$2,423,808	$2,084,863	$1,933,863
Total assets	$6,841,925	$2,751,068	$2,530,468	$2,176,048	$1,986,826
Total debt	$3,472,718	$1,673,848	$1,649,755	$1,500,193	$1,399,596
Noncontrolling interest	$166,726	$31,058	$25,131	$22,125	$22,660
Total MAA shareholders' equity and redeemable stock	$2,951,861	$918,765	$722,368	$522,267	$433,368

Other Data (at end of period):
Market capitalization (shares and units) (3)	$4,801,990	$2,852,113	$2,558,107	$2,353,115	$1,671,036
Ratio of total debt to total capitalization (4)	42.0%	37.0%	39.2%	38.9%	45.6%
Number of communities, including joint venture ownership interest (5)	275	166	167	157	147
Number of apartment units, including joint venture ownership interest (5)	83,641	49,591	49,133	46,310	43,604

(1) See Earnings per common share of MAA note in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3 of this report.
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

Mid-America Apartments, L.P.
Selected Financial Data
(Dollars in thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total operating revenues	$634,734	$475,888	$409,782	$359,582	$336,600
Expenses:
Property operating expenses	253,314	194,149	173,563	154,885	140,908
Depreciation and amortization	186,979	121,211	106,009	93,592	85,838
Acquisition expense	1,393	1,581	3,319	2,512	950
Property management and general and administrative expenses	38,652	35,043	38,096	29,766	27,978
Merger related expenses	32,403	—	—	—	—
Integration related expenses	5,102	—	—	—	—
Income from continuing operations before non-operating items	116,891	123,904	88,795	78,827	80,926
Interest and other non-property income	488	430	802	903	385
Interest expense	(75,915)	(57,937)	(56,383)	(53,564)	(54,178)
Loss on debt extinguishment/modification	(426)	(654)	(755)	—	(140)
Amortization of deferred financing costs	(3,063)	(3,552)	(2,902)	(2,627)	(2,374)
Net casualty (loss) gain after insurance and other settlement proceeds	(143)	(6)	(619)	314	34
Gain on sale of non-depreciable assets	—	45	1,084	—	15
Gain on properties acquired from joint ventures	—	—	—	752	—
Income before income tax expense	37,832	62,230	30,022	24,605	24,668
Income tax expense	(893)	(803)	(727)	(623)	(562)
Income from continuing operations before gain (loss) from real estate joint ventures	36,939	61,427	29,295	23,982	24,106
Gain (loss) from real estate joint ventures	338	(223)	(593)	(1,149)	(816)
Income from continuing operations	37,277	61,204	28,702	22,833	23,290
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	4,747	6,201	9,087	7,460	10,894
Gain (loss) on sale of discontinued operations	65,520	41,635	12,799	(2)	4,649
Net income attributable to Mid-America Apartments, L.P.	107,544	109,040	50,588	30,291	38,833
Preferred distributions	—	—	—	6,549	12,865
Premiums and original issuance costs associated with the redemption of preferred units	—	—	—	5,149	—
Net income available for Mid-America Apartments, L.P. common unitholders	$107,544	$109,040	$50,588	$18,593	$25,968

Per Unit Data:
Weighted average units outstanding (in thousands):
Basic	53,075	42,911	39,051	34,186	30,840
Effect of dilutive stock options and partnership units (1)	88	64	100	121	7
Diluted	53,163	42,975	39,151	34,307	30,847

Calculation of Earnings per unit - basic:
Income from continuing operations, adjusted	$37,244	$61,151	$28,681	$11,148	$10,341
Income from discontinued operations, adjusted	70,205	47,795	21,876	7,480	15,440
Net income available for common unitholders	$107,449	$108,946	$50,557	$18,628	$25,781

Earnings per unit - basic:
Income from continuing operations available for common unitholders	$0.70	$1.43	$0.73	$0.33	$0.34
Income from discontinued property operations available for common unitholders	1.32	1.11	0.56	0.21	0.50
Net income available for common unitholders	$2.02	$2.54	$1.29	$0.54	$0.84

Calculation of Earnings per unit - diluted:
Income from continuing operations, adjusted	$37,277	$61,204	$28,702	$11,135	$10,341
Income from discontinued operations, adjusted	70,267	47,836	21,886	7,458	15,486
Net income available for common unitholders	$107,544	$109,040	$50,588	$18,593	$25,827

Earnings per unit - diluted:
Income from continuing operations available for common unitholders	$0.70	$1.43	$0.73	$0.33	$0.34
Discontinued property operations	1.32	1.11	0.56	0.21	0.50
Net income available for common unitholders	$2.02	$2.54	$1.29	$0.54	$0.84

Distributions declared, per unit (2)	$2.8150	$2.6750	$2.5425	$2.4725	$2.4600

Balance Sheet Data:
Real estate owned, at cost	$7,694,618	$3,721,028	$3,383,883	$2,946,009	$2,694,695
Real estate assets, net	$6,556,303	$2,688,549	$2,418,198	$2,078,984	$1,927,567
Total assets	$6,841,925	$2,745,278	$2,524,792	$2,170,097	$1,980,458
Total debt	$3,472,718	$1,673,848	$1,649,755	$1,500,193	$1,399,596
Total Operating Partnership capital and
redeemable units	$3,118,568	$943,720	$709,871	$510,510	$422,295

Other Data (at end of period):
Number of communities, including joint venture ownership interest (3)	275	165	166	156	146
Number of apartment units, including joint venture ownership interest (3)	83,641	49,335	48,877	46,054	43,348

(1) See Earnings Per OP Unit of MAALP note in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 4 of this report.
(2) Beginning in 2006, at their regularly scheduled meetings, the Board of Directors began routinely declaring distributions for payment in the following quarter. This can result in distributions declared during a calendar year being different from distributions paid during a calendar year.
(3) Property and apartment unit totals have not been adjusted to exclude properties held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which the MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of December 31, 2013. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation and amortization of assets, acquisition of real estate assets, impairment of long-lived assets, including goodwill, fair value of derivative financial instruments and loss contingencies.

Revenue Recognition and Real Estate Sales

We primarily lease multifamily residential apartments under operating leases generally with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

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

We allocate the purchase price to the fair value of the tangible assets of an acquired property, which includes the land, building, and furniture, fixtures, and equipment, determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized Net Operating Income, or NOI, and market specific capitalization and discount rates. The purchase price is also allocated to any debt and other liabilities that are assumed as part of the transaction.

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired on each of its property acquisitions are approximately at market rates since the lease terms generally do not extend beyond one year.

For larger, portfolio style acquisitions, like the Merger, management engages a third party valuation specialist to assist with the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets. The third party uses stabilized NOI and market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party to ensure reasonableness and that the procedures are performed in accordance with management's policy. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation, if any, are made within the allocation period, which typically does not exceed one year.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Notes 7 and 8 for further discussion.

Loss Contingencies

The outcomes of claims, disputes and legal proceedings including those described in Item 3 — Legal Proceedings of this Form 10-K are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, we do not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters disclosed in Item 3 — Legal Proceedings of this Form 10-K, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2013

As noted earlier, on October 1, 2013, we consummated the Merger and acquired all of Colonial's net assets. As a result of the Merger, the results of operations for 2013 include 12 months of results for MAA and three months of results for Colonial. Our December 31, 2013 balance sheets include the combined assets and liabilities of MAA and Colonial. All properties acquired from Colonial have been placed in our Non-Same Store operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

We experienced an increase in income from continuing operations in 2013 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 5.1% increase in our large market same store segment, a 2.8% increase in our secondary market same store segment and a 478.8% increase in our non-same store and other segment, which was primarily a result of the Merger. The increase in expense came from a 2.7% increase in our large market same store segment, a 2.1% increase in our secondary market same store segment and a 479.0% increase in our non-same store and other segment, which was primarily the result of the Merger. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations. The drivers of these increases are discussed below in the results of operations section.

As discussed above, all properties acquired through the Merger have been placed in our Non-Same Store operating segment. Based on Colonial's same store classification of its properties prior to the Merger, properties acquired from Colonial experienced an increase in revenue of 3.3%, an increase in property operating expenses of 2.4%, and an increase in NOI of 3.8% based on the three months ended December 31, 2013 compared to the three months ended December 31, 2012, which covers a period of time for which MAA's management was not involved.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. Apart from the Merger, we acquired eleven properties for our 100% owned portfolio in 2011, seven in 2012 and four in 2013. We also purchased one property through one of our joint ventures in 2011. We did not purchase any properties through our joint ventures in 2012 or 2013. Offsetting some of this increased revenue stream were two property dispositions in 2011, nine dispositions in 2012, and nine dispositions in 2013.

The following table shows our multifamily real estate assets as of 2013, 2012, and 2011:

	2013	2012	2011
Properties	275	166	167
Units	83,641	49,591	49,133
Development Units	1,461	774	950
Average Effective Monthly Rent/Unit, excluding lease-up and development	$883.40	$855.71	$793.46
Occupancy, excluding lease-up and development	94.9%	95.1%	95.1%

See discussion of same store average rent per unit and occupancy comparisons in the Trends section below.

In addition to the multi-family assets detailed above, we also owned or owned an interest in five commercial properties totaling 1.2 million square feet of leasable space.

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

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2013, 2012, and 2011. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

As a result of the Merger, the results of operations for 2013 include twelve months of results for MAA and three months of results for Colonial. Our December 31, 2013 balance sheet includes the combined assets and liabilities of MAA and Colonial.

Comparison of the Year Ended December 31, 2013, to the Year Ended December 31, 2012

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase	Percentage Increase
Large Market Same Store	$256,141	$243,721	$12,420	5.1%
Secondary Market Same Store	207,572	201,834	5,738	2.8%
Non-Same Store and Other	170,374	29,434	140,940	478.8%
Total	$634,087	$474,989	$159,098	33.5%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 3.9%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase	Percentage Increase
Large Market Same Store	$103,416	$100,661	$2,755	2.7%
Secondary Market Same Store	83,785	82,070	1,715	2.1%
Non-Same Store and Other	66,113	11,418	54,695	479.0%
Total	$253,314	$194,149	$59,165	30.5%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes, general liability insurance, and contract labor, with real estate taxes being the largest component. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes, general liability insurance, and commissions, with real estate taxes being the largest component. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase	Percentage Increase
Large Market Same Store	$60,329	$59,914	$415	0.7%
Secondary Market Same Store	50,362	49,871	491	1.0%
Non-Same Store and Other	76,288	11,426	64,862	567.7%
Total	$186,979	$121,211	$65,768	54.3%

The increases in depreciation and amortization expense from our large market same store and secondary market same store groups resulted from asset additions made during the normal course of business. The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

General and Administrative

General and Administrative expense for the year ended December 31, 2013 was approximately $15.6 million, an increase of $1.8 million from the year ended December 31, 2012. The majority of the increase was related to an increase in tax preparation fees, audit fees, and stock incentives.

Merger and Integration Costs

Merger related expenses for the acquisition of Colonial were approximately $32.4 million for the year ended December 31, 2013. We also incurred integration related expenses of $5.1 million for the year ended December 31, 2013. There were no merger related expenses or integration related expenses for the year ended December 31, 2012.

Interest Expense

Interest expense for the year ended December 31, 2013 was approximately $75.9 million, an increase of $18.0 million from the year ended December 31, 2012. The increase was primarily the result of an increase in our average debt outstanding from the year ended December 31, 2012 to the year ended December 31, 2013 of approximately $451.6 million, due primarily to the assumption of Colonial's debt as a result of the Merger.

Discontinued Operations

Income from discontinued operations before gain on sale for the year ended December 31, 2013 was approximately $5.1 million, a decrease of $1.9 million from the year ended December 31, 2012. The decrease is driven by the fact that the properties sold in 2013 had lower net income than the properties sold in 2012.

We recorded a gain on sale of discontinued operations of $76.8 million and $41.6 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in the gain is caused by the proceeds being greater than the net book value of the properties in 2013 compared to 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2013 was approximately $4.0 million, a decrease of $0.6 million from the year ended December 31, 2012.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $10.1 million in the year ended December 31, 2013 from the year ended December 31, 2012.

Comparison of the Year Ended December 31, 2012, to the Year Ended December 31, 2011

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2012 and December 31, 2011 (dollars in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase	Percentage Increase
Large Market Same Store	$243,721	$219,068	$24,653	11.3%
Secondary Market Same Store	201,834	183,087	18,747	10.2%
Non-Same Store and Other	29,434	6,610	22,824	345.3%
Total	$474,989	$408,765	$66,224	16.2%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of approximately 5.0%. The increase in property revenues from our non-same store and other group is primarily a result of acquisitions.

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the years ended December 31, 2012 and December 31, 2011 (dollars in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase	Percentage Increase
Large Market Same Store	$100,661	$93,883	$6,778	7.2%
Secondary Market Same Store	82,070	76,489	5,581	7.3%
Non-Same Store and Other	11,418	3,191	8,227	257.8%
Total	$194,149	$173,563	$20,586	11.9%

The increases in property operating expenses from our large market same store and secondary market same store groups are primarily a result of increases in employees' salaries and medical insurance. The increase in property operating expenses from our non-same store and other group is primarily a result of acquisitions.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2012 and December 31, 2011 (dollars in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Increase	Percentage Increase
Large Market Same Store	$59,914	$56,694	$3,220	5.7%
Secondary Market Same Store	49,871	45,891	3,980	8.7%
Non-Same Store and Other	11,426	3,424	8,002	233.7%
Total	$121,211	$106,009	$15,202	14.3%

The increases in depreciation and amortization expense from our large market same store and secondary market same store groups resulted from asset additions made during the normal course of business. The increase in depreciation and amortization expense from our non-same store and other group is primarily a result of acquisitions.

General and Administrative

General and Administrative expense for the year ended December 31, 2012 was approximately $13.8 million, a decrease of $4.4 million from the year ended December 31, 2011. The majority of the decrease was related to a reduction in stock incentives and worker's compensation insurance.

Interest Expense

Interest expense for the year ended December 31, 2012 was approximately $57.9 million, an increase of $1.6 million from the year ended December 31, 2011. The increase was primarily the result of an increase in our average debt outstanding of $98.0 million from the year ended December 31, 2011 to the year ended December 31, 2012.

Discontinued Operations

Income from discontinued operations before gain on sale for the year ended December 31, 2012 was approximately $6.9 million, a decrease of $2.8 million from the year ended December 31, 2011. The decrease is driven by the fact that the properties sold in 2012 had lower net income than the properties sold in 2011.

We recorded a gain on sale of discontinued operations of $41.6 million and $12.8 million for the years ended December 31, 2012 and December 31, 2011, respectively. The increase in the gain is caused by the proceeds being greater than the net book value of the properties in 2012 compared to 2011 and by the fact that we sold 9 properties in 2012 compared to two properties in 2011.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2012 was approximately $4.6 million, an increase of $2.2 million from the year ended December 31, 2011.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $56.4 million in the year ended December 31, 2012 from the year ended December 31, 2011.

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

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO represents FFO excluding certain non-cash or non-routine items such as acquisition, merger and integration expenses, mark-to-market debt adjustments and loss or gain on debt extinguishment. While our definition of Core FFO is similar to others in our industry, our precise methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income. MAA believes that Core FFO is helpful in understanding our operating performance in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table is a reconciliation of Core FFO and FFO to consolidated net income for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Net income available for MAA common shareholders	$115,281	$105,223	$48,821
Depreciation and amortization of real estate assets	184,671	118,848	104,463
Depreciation and amortization of real estate assets of discontinued operations	2,716	7,384	10,386
Gain on sales of discontinued operations	(76,844)	(41,635)	(12,799)
Depreciation and amortization of real estate assets of real estate joint ventures	1,203	1,887	2,261
Net income attributable to noncontrolling interests	3,998	4,602	2,410
Funds from operations	231,025	196,309	155,542
Acquisition expense	1,393	1,581	3,319
Merger Related Expenses	32,403	—	—
Integration related expenses	5,102	—	—
Mark-to-market debt adjustment	(7,992)	(767)	(360)
Loss on debt extinguishment	426	654	755
Core funds from operations	$262,357	$197,777	$159,256

FFO for the year ended December 31, 2013 increased approximately $34.7 million from the year ended December 31, 2012 primarily as a result of the increase in total property revenues of approximately $159.1 million discussed above that was only partially offset by the $59.2 million increase in property operating expenses as well as the $32.4 million in merger related expenses and $18.0 million of increased interest expense.

FFO for the year ended December 31, 2012 increased approximately $40.8 million from the year ended December 31, 2011 primarily as a result of the increase in property revenues of approximately $66.2 million discussed above that was only partially offset by the $20.6 million increase in property operating expenses.

Core FFO for the year ended December 31, 2013 increased approximately $64.6 million from the year ended December 31, 2012 primarily as a result of the increase in total property revenues of approximately $159.1 million discussed above that was only partially offset by the $59.2 million increase in property operating expenses as well as the $18.0 million of increased interest expense.

Core FFO for the year ended December 31, 2012 increased by approximately $38.5 million from the year ended December 31, 2011 primarily as a result of the increase in total property revenues of approximately $66.2 million discussed above that was only partially offset by the $20.6 million increase in property operating expenses.

Trends

During the year ended December 31, 2013, rental demand for apartments was strong, as it was during the year ended December 31, 2012. This strength was evident on two fronts: same store average physical occupancy during the year ended December 31, 2013 was essentially flat with the year ended December 31, 2012 (95.75% for 2013 as compared to 95.83% for 2012); while same store effective rent per unit continued to grow, up 3.9% in 2013 over 2012. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a below average pace.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of December 31, 2013, including the impact of the Merger, we were invested in approximately 46 defined Metropolitan Statistical Areas, with approximately 66% of our multifamily assets, based on gross assets, in large markets and 34% of our multifamily assets in select secondary markets.

New supply of rental units entering the market remained below historical new supply delivery averages, but multifamily permitting did pick up in 2013 as compared to 2012. We believe this permitting will ultimately lead to an increase in supply but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.

Our focus continues to be on increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. As noted above, phyisical occupancy remained strong while effective rents continued to grow. With strong occupancy in place as we continue through the winter leasing season, we will be able to maximize the market's pricing potential in the first quarter of 2014.

Overall same store revenues increased 4.1% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to rising rents and helped by increases in ancillary income. Also, we believe that more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. The continued benefit of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Liquidity and Capital Resources

To fund the Merger, we issued approximately 31.9 million shares of MAA common stock and approximately 2.6 million OP Units on October 1, 2013.

Net cash flow provided by operating activities increased to $264.6 million for the year ended December 31, 2013 from $211.0 million for the year ended December 31, 2012. This change was a result of various items, including higher revenue as discussed above.

Net cash used in investing activities was approximately $83.8 million during the year ended December 31, 2013 compared to $329.2 million during the year ended December 31, 2012 due to the factors discussed below. In the year ended December 31, 2013, we had acquisition cash outflows of $139.2 million compared to $312.0 million for the year ended December 31, 2012. During 2013, we had cash outflows of $53.0 million for development activities, compared to $74.0 million for the year ended December 31, 2012. During 2013, we also had cash outflows of $11.0 million for improvements to existing real estate assets compared to $14.4 million for the year ended December 31, 2012. The decrease in cash outflows from investing activities was offset by an increase in cash inflows from disposition activity. During the year ended December 31, 2013, we had cash inflows of approximately $129.0 million, which were related to the sale of nine properties. In the year ended December 31, 2012, we had cash inflows of $110.1 million, which were related to the sale of nine properties from our same store portfolio.

As of December 31, 2013, we owned 74,830,726 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,227,384 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,227,384 shares of our common stock, which as of December 31, 2013, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

Net cash used in financing activities was approximately $100.5 million for the year ended December 31, 2013 compared to $70.0 million provided by financing activities for the year ended December 31, 2012. In the year ended December 31, 2013, we had cash inflows of $347.8 million from proceeds of notes payable compared to $325.0 million for the year ended December 31, 2012. In the year ended December 31, 2013, we received proceeds of approximately $25.7 million primarily from the issuance of common stock through our at-the-market program, or ATM. During the year ended December 31, 2012, we received proceeds of approximately $196.3 million primarily through these same programs. In the year ended December 31, 2013, we had cash outflows of $308.0 million from the net change in credit lines compared to $320.1 million for the year ended December 31, 2012.

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. This transaction resulted in net proceeds of $120.1 million. No such issuances occurred during 2011 or 2013.

During 2013, we sold 365,011 shares of common stock for net proceeds of approximately $24.8 million through our ATM. This compares to 1,155,511 shares of common stock for net proceeds of approximately $75.9 million for 2012. As of December 31, 2013, there were 4,134,989 shares outstanding under our ATM.

During 2013, we issued 1,068 shares for net proceeds of $69,000 through the direct stock purchase feature of our DRSPP; however, no discount was offered. During 2012, we issued 729 shares for net proceeds of $48,000 through our DRSPP, and no discount was offered. During 2011, we issued 495,645 shares at an average discount of 2% through our DRSPP for net proceeds of $30.0 million.

The weighted average interest rate at December 31, 2013 for the $3.5 billion of debt outstanding was 3.9%, compared to the weighted average interest rate of 3.8% on $1.7 billion of debt outstanding at December 31, 2012. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages, company-wide secured and unsecured credit facilities, and private and public unsecured notes. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2013, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by Fannie Mae, Financial Federal which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $500 million bank unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.4 billion with all but $231.5 million collateralized and available to borrow at December 31, 2013. We had total borrowings outstanding under these credit facilities of $651.8 million at December 31, 2013.

Approximately 13% of our outstanding obligations at December 31, 2013 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $679.5 million, of which $453.5 million was collateralized and available to borrow at December 31, 2013. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $453.5 million at December 31, 2013. Various Fannie Mae rate traunches of the Fannie Mae Facilities mature from 2014 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Approximately 6% of our outstanding obligations at December 31, 2013 were borrowed through a credit facility with or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a combined line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at December 31, 2013. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at December 31, 2013. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread was 0.30% below LIBOR at December 31, 2013.

We also maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (Key Bank). The Key Bank credit facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on an investment grade pricing grid. This credit facility expires in August 2017 with two separate six-month extension options. At December 31, 2013, we had $496.3 million available to be borrowed under the Key Bank credit facility agreement with zero borrowings under this facility. Approximately $3.7 million of the facility is used to support letters of credit.

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

On July 29, 2011, we issued $135 million of Senior Unsecured Notes. The notes were offered in a private placement with three maturity tranches: $50.00 million at 4.7% maturing on July 29, 2018, $72.75 million at 5.4% maturing on July 29, 2021, and $12.25 million at 5.6% maturing on July 29, 2023, all of which is outstanding at December 31, 2013.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by Key Bank and J.P. Morgan at a rate of LIBOR plus a spread of 1.4% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024, all of which is outstanding at December 31, 2013.

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of December 31, 2013, we had no borrowings under this facility.

On October 16, 2013, MAALP issued $350 million in aggregate principal amount of notes, maturing on October 15, 2023 with an interest rate of 4.3% per annum (the "2023 Notes"). The purchase price paid by the initial purchasers was 99.047% of the principal amount. The 2023 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2023 Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2014. The net proceeds from the offering after deducting the original issue discount of approximately $3.3 million and underwriting commissions and expenses of approximately $2.3 million was approximately $344.4 million. The 2023 Notes have been reflected net of discount in the consolidated balance sheet. The Company entered into three forward swaps totaling $150 million, which resulted in a total effective interest rate of 4.15%.

On December 13, 2013, MAALP completed a series of exchange offers (the “Exchange Offers”) pursuant to which it exchanged $154,235,000 aggregate principal amount of 6.25% Senior Notes due 2014, $169,161,000 aggregate principal amount of 5.50% Senior Notes due 2015 and $68,130,000 aggregate principal amount of 6.05% Senior Notes due 2016 (collectively, the “Existing Notes”) issued by Colonial Realty Limited Partnership, a Delaware limited partnership and wholly owned subsidiary of MAALP, for $154,235,000 aggregate principal amount of MAALP’s new 6.25% Senior Notes due 2014 (the “2014 Notes”), $169,112,000 aggregate principal amount of MAALP’s new 5.50% Senior Notes due 2015 (the “2015 Notes”) and $68,130,000 aggregate principal amount of MAALP’s new 6.05% Senior Notes due 2016 (the “2016 Notes” and together with the 2014 Notes and the 2015 Notes, the “Exchange Notes”), plus approximately $975,000 in cash.
The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes will accrue from, and including, December 15, 2013 and be payable on June 15, 2014, which will also be the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes will accrue from, and including, September 1, 2013 and be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below MAALP may be required to pay additional interest on the Exchange Notes.
The Indenture under which the 2023 notes were issued and the Indentures contain certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At December 31, 2013, MAALP was in compliance with each of these financial covenants.
All of the Existing Notes tendered into the Exchange Offers were cancelled in connection with the settlement of the Exchange Offers. In connection with the issuance and sale of the Exchange Notes, MAALP also entered into three separate registration rights agreements, each dated as of December 13, 2013, and each with J.P. Morgan Securities LLC, the dealer manager in the Exchange Offers (the “Registration Rights Agreements”). Under the Registration Rights Agreements, MAALP agreed to use commercially reasonable efforts to complete exchange offers registered under the Securities Act pursuant to which MAALP will offer to issue new exchange notes containing terms substantially similar in all material respects to the Exchange Notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) in exchange for the Exchange Notes. MAALP also agreed, if it determines that a registered exchange offer is not available or specified other circumstances occur, to use commercially reasonable efforts to file and have become effective a shelf registration statement relating to resales of the Exchange Notes. MAALP will be obligated to pay additional interest of up to 0.50% per annum on the Exchange Notes if it does not complete the exchange offers within 270 days after the issue date of the Exchange Notes and in other specified circumstances.
On October 1, 2013, we acquired the Colonial term loan agreements with Wells Fargo and U.S. Bank Association of $250 million and $150 million, respectively. The Wells Fargo term loan bears interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time and matures on August 1, 2018. The U.S. Bank National Association term loan bears interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and matures on May 11, 2017. Including our term loan agreement with Key Bank and J.P. Morgan, we had total borrowings of $550 million outstanding under these term loan agreements at December 31, 2013.

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2013 (dollars in thousands):

	Line Limit	Amount Collateralized	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$679,533	$453,533	$453,533	5.8
Freddie Mac Credit Facilities	200,000	198,247	198,247	0.5
Other Secured Borrowings	1,139,155	1,139,155	1,139,155	5.8
Unsecured Credit Facility	500,000	496,302	—	3.6
Other Unsecured Borrowings	1,681,783	1,681,783	1,681,783	3.5
Total Debt	$4,200,471	$3,969,020	$3,472,718	4.4

As of December 31, 2013, we had entered into interest rate swaps totaling a notional amount of $769.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $288.5 million as of December 31, 2013.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2013 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,380,813	5.0	4.3%
Conventional - Variable Rate - Capped (1)	225,278	2.2	1.1%
Tax-free - Variable Rate - Capped (1)	88,812	2.6	0.9%
Total Fixed or Hedged Rate Maturity	$1,694,903	4.5	3.7%
Conventional - Variable Rate (2)	96,032	0.2	0.7%
Total Secured Rate Maturity	$1,790,935	4.3	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$1,681,783	3.5	4.3%
Total Unsecured Rate Maturity	$1,681,783	3.5	4.3%
TOTAL DEBT RATE MATURITY	$3,472,718	3.9	3.9%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,376,686	4.0	4.0%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.6% of SIFMA for tax-free caps.

(2)	Includes $27 million of mortgages with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2013 (in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured	Other Unsecured	Total
2014	$17,936	$198,247	$—	$34,095	$196,678	$446,956
2015	105,785	—	—	73,724	194,656	374,165
2016	80,000	—	—	30,123	81,348	191,471
2017	80,000	—	—	59,444	318,408	457,852
2018	80,000	—	—	53,234	301,958	435,192
Thereafter	89,812	—	—	888,535	588,735	1,567,082
Total	$453,533	$198,247	$—	$1,139,155	$1,681,783	$3,472,718

The following schedule outlines the interest rate maturities of our outstanding debt as of December 31, 2013 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2014	$226,310	$144,000	$370,310	5.9%	$59,455	$429,765
2015	246,563	75,000	321,563	5.5%	52,142	373,705
2016	90,169	—	90,169	6.0%	104,480	194,649
2017	127,444	300,000	427,444	2.1%	65,204	492,648
2018	103,235	250,000	353,235	3.2%	32,809	386,044
Thereafter	1,499,875	—	1,499,875	4.0%	—	1,499,875
Total	$2,293,596	$769,000	$3,062,596	4.1%	$314,090	$3,376,686

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae and Freddie Mac, or the Agencies. The Agencies provided credit enhancement for approximately $651.8 million of our outstanding debt through credit facilities as of December 31, 2013.

The interest rate markets for Fannie Mae DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. Prudential Mortgage Capital, a Delegated Underwriting and Servicing (DUS) lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the year ended December 31, 2013, our net cash provided by operating activities was in excess of covering funding of normal capital improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $63.9 million, as compared to $51.0 million and $28.1 million for the same periods in 2012 and 2011, respectively. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of December 31, 2013 (dollars in thousands):

Contractual Obligations (1)	2014	2015	2016	2017	2018	Thereafter	Total
Long-Term Debt Obligations (2)	$457,282	$397,055	$186,759	$465,903	$390,630	$1,575,089	$3,472,718
Fixed Rate or
Swapped Interest (3)	93,508	80,685	66,775	55,479	47,809	136,096	480,352
Purchase Obligations (4)	2,077	—	—	—	—	—	2,077
Operating Lease Obligations	253	250	249	244	174	—	1,170
Total	$553,120	$477,990	$253,783	$521,626	$438,613	$1,711,185	$3,956,317

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 8.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At December 31, 2013, and 2012, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2013, Mid-America Multifamily Fund I, LLC was legally dissolved and owned zero properties. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of December 31, 2013, Mid-America Multifamily Fund II, LLC owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 17.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method for the joint ventures in which we do not have a controlling interest.

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

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, but allows for early adoption. We adopted ASU 2011-05 for the Annual Report for fiscal year ended December 31, 2011, and this changed the presentation of our financial statements but not our consolidated financial condition or results of operations taken as a whole.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording, mainly for clarification, used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 in the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in interest rates on our borrowings. At December 31, 2013, 42% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our credit facilities, or tranches thereof, mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. Approximately 97% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2013. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For our interest rate swaps and caps, the table presents the notional amount of the swaps and caps and the years in which they expire. Weighted average variable rates are based on rates in effect at the reporting date (dollars in thousands).

	2014	2015	2016	2017	2018	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (1)	$238,754	$262,141	$103,807	$82,275	$108,671	$1,495,678	$2,291,326	$2,300,098
Average interest rate	5.91%	5.23%	5.46%	4.43%	4.31%	4.22%	4.58%
Variable Rate (1)	$218,528	$134,914	$82,952	$383,629	$281,958	$79,411	$1,181,392	$1,119,630
Average interest rate	0.74%	1.27%	0.76%	1.37%	1.86%	0.87%	1.28%
Interest Rate Swaps
Variable to Fixed	$144,000	$75,000	$—	$300,000	$250,000	$—	$769,000	$(20,015)
Average Pay Rate	4.95%	4.41%	—%	1.08%	2.55%	—%	2.61%
Interest Rate Cap
Variable to Fixed	$59,455	$40,000	$89,280	$65,203	$32,810	$—	$286,748	$287
Average Pay Rate	4.72%	4.50%	4.88%	5.42%	4.86%	—%	4.92%

(1) Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-70 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

Management's Report on Internal Control Over Financial Reporting

Management’s report on MAA's internal control over financial reporting is presented on page F-1 of this Annual Report on Form 10-K. The reports of Ernst & Young LLP relating to the consolidated financial statements and schedule and the effectiveness of MAA's internal control over financial reporting are presented on pages F-2 to F-4 of this Annual Report on Form 10-K.

This report does not include a report of management’s assessment regarding internal control over financial reporting of Mid-America Apartments, L.P. or an attestation report of the registered public accounting firm of Mid-America Apartments, L.P. due to a transition period established by the rules of the SEC for newly public companies. Further, an attestation report of the registered public accounting firm of Mid-America Apartments, L.P. will not be required as long as Mid-America Apartments, L.P. is a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in MAA's 2014 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on our website at http://www.maac.com, on the For Investors page under Governance Documents. We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in MAA's 2014 Proxy Statement in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in MAA's 2014 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in MAA's 2014 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained in MAA's 2014 Proxy Statement in the section entitled “Proposal 3 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2

Financial Statements of Mid-America Apartment Communities, Inc:
	Consolidated Balance Sheets as of December 31, 2013, and 2012	F – 5
	Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011	F – 6
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	F – 7
	Consolidated Statements of Equity for the years ended December 31, 2013, 2012, and 2011	F – 8
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	F – 9

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2013, and 2012	F-10
	Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011	F-11
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	F-12
	Consolidated Statements of Equity for the years ended December 31, 2013, 2012, and 2011	F-13
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	F-14

	Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012, and 2011	F-15

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2013	F – 60

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Martha Merger Sub, L.P., Colonial Properties Trust, and Colonial Realty Limited Partnership, dated as of June 3, 2013 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference).

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

3.13
Third Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of December 3, 2013 (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2013 and incorporated herein by reference).

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

4.9
Indenture, dated as of October 16, 2013, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference).

4.10
First Supplemental Indenture, dated as of October 16, 2013, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 4.300% Senior Notes due 2023 (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference).

4.11
Second Supplemental Indenture, dated December 6, 2013, between Colonial Realty Limited Partnership and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.12
Indenture governing 6.25% Senior Notes due 2014, dated December 13, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 6.25% Senior Notes due 2014 (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.13
Indenture governing 5.50% Senior Notes due 2015, dated December 13, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 5.50% Senior Notes due 2015 (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.14
Indenture governing 6.05% Senior Notes due 2016, dated December 13, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 6.05% Senior Notes due 2016 (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.15
Registration Rights Agreement related to the 6.25% Senior Notes due 2014, dated December 13, 2013, between Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.16
Registration Rights Agreement related to the 5.50% Senior Notes due 2015, dated December 13, 2013, between Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.17
Registration Rights Agreement related to the 6.05% Senior Notes due 2016, dated December 13, 2013, between Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.18	Form of 6.25% Senior Note due 2014 (Included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).
4.19	Form of 5.50% Senior Note due 2015 (Included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).
4.20	Form of 6.05% Senior Note due 2016 (Included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).
10.1
Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference).

10.2
Third Amended and Restated Master Credit Facility Agreement (MAA II) among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP and Prudential Multifamily Mortgage Inc. dated January 4, 2010 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).

10.3
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

10.4
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

10.5
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

10.06
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

10.07
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

10.08
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

10.09
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

10.1
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

10.11
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

10.12
Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways- Columbia, L.P. dated June 1, 2001 (Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.13
Amendment No. 1 to Master Reimbursement Agreement by and among Fannie Mae, Mid-America Apartments, L.P. and Fairways-Columbia, L.P. dated December 24, 2002 (Filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-3/A (File Number 333-112469) and incorporated herein by reference).

10.14
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

10.16
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

10.19
Credit Agreement by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, LP, Mid-America Apartments of Texas, LP and Financial Federal Savings Bank dated June 1, 2006 (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).

10.20
Credit Agreement by and among MAA TANC, LLC and New York Life Insurance Company dated June 1, 2011 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

10.21
Note Purchase Agreement, dated as of July 29, 2011, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011 and incorporated herein by reference)

10.22
Term Loan Agreement by and among Mid-America Apartments L.P.; KeyBank National Association and JPMorgan Securities, dated March 1, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10- Q filed on May 4, 2012 and incorporated herein by reference).

10.23
Note Purchase Agreement, dated as of August 31, 2012, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2012 and incorporated herein by reference).

10.24
Term Loan Agreement, dated as of June 14, 2013, by and among Mid-America Apartments, L.P., as borrower, and JPMorgan Chase Bank, N.A., the lenders identified therein, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, as lead arranger (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2013 and incorporated herein by reference).

10.25
Amended and Restated Credit Agreement, dated as of August 7, 2013, by and among Mid-America Apartments, L.P., as Borrower, and KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Administrative Agent, Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, KeyBanc Capital Markets, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Regions Bank and UBS Securities LLC, as Co-Documentation Agents (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference).

10.26
Underwriting Agreement dated October 8, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule 1 thereto (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2013 and incorporated herein by reference).

10.27
Amended and Restated Distribution Agreement, dated November 19, 2013, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2013 and incorporated herein by reference).

10.28
Amended and Restated Distribution Agreement, dated November 19, 2013, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2013 and incorporated herein by reference).

10.29
Amended and Restated Distribution Agreement, dated November 19, 2013, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (Filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on November 19, 2013 and incorporated herein by reference).

10.30
Amended and Restated Distribution Agreement, dated November 19, 2013, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and UBS Securities LLC (Filed as Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on November 19, 2013 and incorporated herein by reference).

10.31†
Employment Agreement between the Registrant and H. Eric Bolton, Jr. dated December 5, 2008 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

10.32†
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

10.35†	2008 Long Term Incentive Plan (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2008 and incorporated herein by reference).

10.36†	2012 Executive Annual Bonus Program (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2012 and incorporated herein by reference).
10.37†	2012 Long Term Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2011 and incorporated herein by reference).

10.38†
Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2013 and incorporate herein by reference).

10.39†
Non-Qualified Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.40†
Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.41†
Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.42†	2013 Long Term Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2012 and incorporated herein by reference).
10.43†	2013 Annual Bonus Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2013 and incorporated herein by reference).
10.44†	2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2013 and incorporated herein by reference).
10.45
Amended and Restated Term Loan Agreement by and among Mid-America Apartments, L.P., as Borrower, U.S. Bank National Association as Administrative Agent and Joint Lead Arranger, PNC Capital Markets LLC as Joint Lead Arranger, PNC Bank, National Association as Syndication Agent and the Lenders party thereto, dated as of October 1, 2013 (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference).

10.46
Amended and Restated Term Loan Agreement by and among Mid-America Apartments, L.P., as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Wells Fargo Securities, LLC as Lead Arranger, PNC Bank, National Association and U.S. Bank National Association as Documentation Agents and the Lenders party thereto, dated as of October 1, 2013 (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference).

10.47
Guaranty by Mid-America Apartment Communities, Inc. in favor of Wells Fargo Bank, National Association, dated as of October 1, 2013 (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference).

10.48
Guaranty by Mid-America Apartment Communities, Inc. in favor of Wells Fargo Bank, National Association, dated as of October 1, 2013 (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference).

10.49
Form of Non-Qualified Stock Option Agreement for Company Employees under the 2013 Stock Incentive Plan (Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.50
Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan (Filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.51
Form of Incentive Stock Option Agreement for Company Employees under the 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.52
Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within the Form 10-K).
12.1	Statement re: computation of fixed charge coverage ratio for MAA
12.2	Statement re: computation of fixed charge coverage ratio for MAALP
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	MAA LP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	MAA LP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	MAA LP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	MAA LP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February XX, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

† Management contract or compensatory plan or arrangement.

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

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 21, 2014	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 21, 2014	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2014	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 21, 2014	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 21, 2014	/s/ Ralph Horn
Ralph Horn Director

Date:	February 21, 2014	/s/ James K. Lowder
James K. Lowder Director

Date:	February 21, 2014	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 21, 2014	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 21, 2014	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 21, 2014	/s/ Harold W. Ripps
Harold W. Ripps Director

Date:	February 21, 2014	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 21, 2014	/s/ William B. Sansom
William B. Sansom Director

Date:	February 21, 2014	/s/ Gary Shorb
Gary Shorb Director

Date:	February 21, 2014	/s/ John W. Spiegel
John W. Spiegel Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	February 21, 2014	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant as an officer or director of Mid-America Apartment Communities, Inc., in its capacity as the general partner of the registrant and on the dates indicated.

Date:	February 21, 2014	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2014	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 21, 2014	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 21, 2014	/s/ Ralph Horn
Ralph Horn Director

Date:	February 21, 2014	/s/ James K. Lowder
James K. Lowder Director

Date:	February 21, 2014	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 21, 2014	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 21, 2014	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 21, 2014	/s/ Harold W. Ripps
Harold W. Ripps Director

Date:	February 21, 2014	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 21, 2014	/s/ William B. Sansom
William B. Sansom Director

Date:	February 21, 2014	/s/ Gary Shorb
Gary Shorb Director

Date:	February 21, 2014	/s/ John W. Spiegel
John W. Spiegel Director

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

Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MAA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of MAA are being made only in accordance with appropriate authorizations of management and directors of MAA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of MAA’s assets that could have a material effect on the consolidated financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2013 using the framework specified in Internal Control - Integrated Framework (1992 framework), published by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts included all of our operations other than those that we acquired in the October 1, 2013 acquisition of Colonial. In accordance with the SEC's published guidance, because we acquired these operations during our fiscal year, we excluded these operations from our efforts to comply with Section 404 of the Sarbanes-Oxley Act. Total assets as of December 31, 2013 and total revenues for the year ended December 31, 2013 related to the Colonial operations were $3.95 billion and $104.0 million respectively. SEC rules require that we complete our assessment of the internal controls over financial reporting of the Colonial operations within one year after the date of the acquisition. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 21, 2014

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Partners
Mid-America Apartments, L.P.

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartments, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 21, 2014

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Colonial Realty Limited Partnership, which is included in the 2013 consolidated financial statements of Mid-America Apartment Communities, Inc. and constituted $3.95 billion of total assets, as of December 31, 2013 and $104 million of revenues, for the year then ended. Our audit of internal control over financial reporting of Mid-America Apartment Communities, Inc. also did not include an evaluation of the internal control over financial reporting of Colonial Realty Limited Partnership.

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013, of Mid-America Apartment Communities, Inc. and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 21, 2014

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$871,316	$386,670
Buildings and improvements	6,366,701	3,170,413
Furniture, fixtures and equipment	199,573	98,044
Development and capital improvements in progress	166,048	52,455
	7,603,638	3,707,582
Less accumulated depreciation	(1,124,207)	(1,027,618)
	6,479,431	2,679,964

Undeveloped land	63,850	1,205
Corporate properties, net	7,523	8,065
Investments in real estate joint ventures	5,499	4,837
Real estate assets, net	6,556,303	2,694,071

Cash and cash equivalents	89,333	9,075
Restricted cash	44,361	808
Deferred financing costs, net	17,424	13,842
Other assets	91,637	29,166
Goodwill	4,106	4,106
Assets held for sale	38,761	—
Total assets	$6,841,925	$2,751,068

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,790,935	$1,190,848
Unsecured notes payable	1,681,783	483,000
Accounts payable	15,067	4,586
Fair market value of interest rate swaps	20,015	21,423
Accrued expenses and other liabilities	206,190	94,719
Security deposits	9,270	6,669
Liabilities associated with assets held for sale	78	—
Total liabilities	3,723,338	1,801,245

Redeemable stock	5,050	4,713

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 74,830,726 and 42,316,398 shares issued and outstanding at December 31, 2013 and 2012, respectively (1)	747	422
Additional paid-in capital	3,599,549	1,542,999
Accumulated distributions in excess of net income	(653,593)	(603,315)
Accumulated other comprehensive income (losses)	108	(26,054)
Total MAA shareholders' equity	2,946,811	914,052
Noncontrolling interest	166,726	31,058
Total equity	3,113,537	945,110
Total liabilities and equity	$6,841,925	$2,751,068

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2013 and December 31, 2012 are 83,139 and 72,786, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Operating revenues:
Rental revenues	$580,207	$436,658	$373,797
Other property revenues	53,880	38,331	34,968
Total property revenues	634,087	474,989	408,765
Management fee income	647	899	1,017
Total operating revenues	634,734	475,888	409,782
Property operating expenses:
Personnel	68,246	54,355	48,941
Building repairs and maintenance	20,018	15,029	13,728
Real estate taxes and insurance	76,771	55,024	46,937
Utilities	36,606	25,941	23,852
Landscaping	13,245	10,447	9,642
Other operating	38,428	33,353	30,463
Depreciation and amortization	186,979	121,211	106,009
Total property operating expenses	440,293	315,360	279,572
Acquisition expense	1,393	1,581	3,319
Property management expenses	23,083	21,281	19,973
General and administrative expenses	15,569	13,762	18,123
Merger related expenses	32,403	—	—
Integration related expenses	5,102	—	—
Income from continuing operations before non-operating items	116,891	123,904	88,795
Interest and other non-property income	488	430	802
Interest expense	(75,915)	(57,937)	(56,383)
Loss on debt extinguishment/modification	(426)	(654)	(755)
Amortization of deferred financing costs	(3,063)	(3,552)	(2,902)
Net casualty loss after insurance and other settlement proceeds	(143)	(6)	(619)
Gain on sale of non-depreciable assets	—	45	1,084
Income before income tax expense	37,832	62,230	30,022
Income tax expense	(893)	(803)	(727)
Income from continuing operations before gain (loss) from real estate joint ventures	36,939	61,427	29,295
Gain (loss) from real estate joint ventures	338	(223)	(593)
Income from continuing operations	37,277	61,204	28,702
Discontinued operations:
Income from discontinued operations before gain on sale	5,065	6,938	9,742
Net casualty gain (loss) after insurance and other settlement proceeds on discontinued operations	93	48	(12)
Gain on sale of discontinued operations	76,844	41,635	12,799
Consolidated net income	119,279	109,825	51,231
Net income attributable to noncontrolling interests	3,998	4,602	2,410
Net income available for MAA common shareholders	$115,281	$105,223	$48,821

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.71	$1.43	$0.74
Discontinued property operations	1.56	1.13	0.58
Net income available for common shareholders	$2.27	$2.56	$1.32

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$0.70	$1.43	$0.73
Discontinued property operations	1.55	1.13	0.58
Net income available for common shareholders	$2.25	$2.56	$1.31

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Consolidated net income	$119,279	$109,825	$51,231
Other Comprehensive Income:
Unrealized gain (loss) from the effective portion of derivative instruments	10,684	(8,411)	(14,012)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	16,370	20,113	27,639
Total Comprehensive Income	146,333	121,527	64,858
Less: comprehensive income attributable to noncontrolling interests	(4,890)	(6,510)	(3,038)
Comprehensive income attributable to MAA	$141,443	$115,017	$61,820

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Equity
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	Mid-America Apartment Communities, Inc. Shareholders
			Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Common Stock					Noncontrolling Interest	Total Equity	Redeemable Stock
	Shares	Amount
EQUITY BALANCE DECEMBER 31, 2010	34,809	$348	$1,142,023	$(575,021)	$(48,847)	$22,125	$540,628	$3,764
Comprehensive income:
Net income				48,821		2,410	51,231
Other comprehensive income - derivative instruments (cash flow hedges)					12,999	628	13,627
Issuance and registration of common shares	3,856	38	235,296				235,334	494
Shares repurchased and retired	(41)	—	(2,548)				(2,548)
Exercise of stock options	16	—	407				407
Shares issued in exchange for units	254	3	3,066			(3,069)	—
Shares reclassified to liabilities	—	—	—				—	(150)
Redeemable stock fair market value				71			71	(71)
Adjustment for Noncontrolling Interest Ownership in operating partnership			(8,140)			8,140	—
Amortization of unearned compensation			5,519				5,519
Dividends on common stock ($2.5425 per share)				(95,704)		—	(95,704)
Dividends on noncontrolling interest units ($2.5425 per unit)						(5,103)	(5,103)
EQUITY BALANCE DECEMBER 31, 2011	38,894	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462	$4,037
Comprehensive income:
Net income				105,223		4,602	109,825
Other comprehensive income - derivative instruments (cash flow hedges)					9,794	1,908	11,702
Issuance and registration of common shares	3,174	31	196,295				196,326	546
Shares repurchased and retired	(31)	—	(1,990)				(1,990)
Exercise of stock options		—	—				—
Shares issued in exchange for units	206	2	3,457			(3,459)	—
Shares reclassified to liabilities	—	—	—				—	—
Redeemable stock fair market value				(130)			(130)	130
Adjustment for Noncontrolling Interest Correction			(27,032)	24,870		2,162	—
Adjustment for Noncontrolling Interest Ownership in operating partnership			(5,587)			5,587	—
Amortization of unearned compensation			2,233				2,233
Dividends on common stock ($2.6750 per share)				(111,445)		—	(111,445)
Dividends on noncontrolling interest units ($2.6750 per unit)						(4,873)	(4,873)
EQUITY BALANCE DECEMBER 31, 2012	42,243	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110	$4,713
Comprehensive income:
Net income				115,281		3,998	119,279
Other comprehensive income - derivative instruments (cash flow hedges)					26,162	892	27,054
Issuance and registration of common shares	32,325	325	2,026,913			161,069	2,188,307	692
Shares repurchased and retired	(10)	—	(702)				(702)
Exercise of stock options	111	—	6,212				6,212
Shares issued in exchange for units	79	—	2,519			(2,519)	—
Redeemable stock fair market value				355			355	(355)
Adjustment for Noncontrolling Interest Ownership in operating partnership			19,340			(19,340)	—
Amortization of unearned compensation			2,268				2,268
Dividends on common stock ($2.8150 per share)				(165,914)		—	(165,914)
Dividends on noncontrolling interest units ($2.8150 per unit)						(8,432)	(8,432)
EQUITY BALANCE DECEMBER 31, 2013	74,748	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537	$5,050

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$119,279	$109,825	$51,231
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(35)	(31)	—
Depreciation and amortization	192,736	132,195	119,329
Stock compensation expense	2,268	2,233	5,519
Exercise of stock options	6,212	—	—
Redeemable stock issued	692	546	494
Amortization of debt premium	(8,933)	(767)	(360)
(Gain) loss from investments in real estate joint ventures	(338)	223	593
Loss on debt extinguishment	426	1,012	755
Derivative interest expense	911	827	543
Settlement of forward swaps	9,617	—	—
Gain on sale of non-depreciable assets	—	(45)	(910)
Gain on sale of discontinued operations	(76,844)	(41,635)	(12,799)
Net casualty loss (gain) and other settlement proceeds	50	(42)	619
Changes in assets and liabilities:
Restricted cash	(11,844)	554	152
Other assets	59,032	(1,395)	(1,356)
Accounts payable	(48,674)	2,495	265
Accrued expenses and other	19,890	4,613	8,596
Security deposits	147	359	(383)
Net cash provided by operating activities	264,592	210,967	172,288
Cash flows from investing activities:
Purchases of real estate and other assets	(139,199)	(312,001)	(362,745)
Normal capital improvements	(53,439)	(47,222)	(46,947)
Construction capital and other improvements	(4,148)	(3,636)	(5,190)
Renovations to existing real estate assets	(11,008)	(14,420)	(12,680)
Development	(53,042)	(73,991)	(38,153)
Distributions from real estate joint ventures	9,768	12,164	1,402
Contributions to real estate joint ventures	(268)	(218)	(1,510)
Proceeds from disposition of real estate assets	128,978	110,101	23,663
Funding of escrow for future acquisitions	(24,884)	—	—
Cash acquired in connection with Colonial merger	63,454	—	—
Net cash used in investing activities	(83,788)	(329,223)	(442,160)
Cash flows from financing activities:
Net change in credit lines	(308,000)	(320,064)	(121,533)
Proceeds from notes payable	347,759	325,000	285,350
Principal payments on notes payable	(11,103)	(12,944)	(13,895)
Payment of deferred financing costs	(6,933)	(3,616)	(4,641)
Repurchase of common stock	(702)	(1,990)	(2,548)
Proceeds from issuances of common shares	25,680	196,325	235,741
Distributions to noncontrolling interests	(6,550)	(4,948)	(5,199)
Dividends paid on common shares	(140,697)	(107,749)	(92,028)
Net cash (used in) provided by financing activities	(100,546)	70,014	281,247
Net increase (decrease) in cash and cash equivalents	80,258	(48,242)	11,375
Cash and cash equivalents, beginning of period	9,075	57,317	45,942
Cash and cash equivalents, end of period	$89,333	$9,075	$57,317

Supplemental disclosure of cash flow information:
Interest paid	$83,628	$60,950	$59,655
Income taxes paid	$803	$727	$623
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$2,519	$3,459	$3,069
Accrued construction in progress	$10,165	$3,449	$8,599
Interest capitalized	$2,089	$2,318	$1,156
Marked-to-market adjustment on derivative instruments	$26,143	$10,875	$13,084
Reclassification of redeemable stock to liabilities	$—	$—	$152
Fair value adjustment on debt assumed	$86,671	$2,578	$—
Loan assumption	$707,716	$30,290	$—
Purchase price for Colonial merger	$2,162,876	$—	$—
 See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012
(Dollars in thousands, except unit data)

	December 31, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$871,316	$386,088
Buildings and improvements	6,366,701	3,158,301
Furniture, fixtures and equipment	199,573	97,270
Development and capital improvements in progress	166,048	52,414
	7,603,638	3,694,073
Less accumulated depreciation	(1,124,207)	(1,019,624)
	6,479,431	2,674,449

Undeveloped land	63,850	1,205
Corporate properties, net	7,523	8,058
Investments in real estate joint ventures	5,499	4,837
Real estate assets, net	6,556,303	2,688,549

Cash and cash equivalents	89,333	8,934
Restricted cash	44,361	809
Deferred financing costs, net	17,424	13,842
Other assets	91,637	29,038
Goodwill	4,106	4,106
Assets held for sale	38,761	—
Total assets	$6,841,925	$2,745,278

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,790,935	$1,190,848
Unsecured notes payable	1,681,783	483,000
Accounts payable	15,067	4,553
Fair market value of interest rate swaps	20,015	21,423
Accrued expenses and other liabilities	206,190	94,467
Security deposits	9,270	6,650
Due to general partner	19	617
Liabilities associated with assets held for sale	78	—
Total liabilities	3,723,357	1,801,558

Redeemable units	5,050	4,713

Capital:
General partner: 74,830,726 OP Units outstanding at December 31, 2013 and 42,316,398 OP Units outstanding at December 31, 2012 (1)	2,946,598	927,734
Limited partners: 4,227,384 OP Units outstanding at December 31, 2013 and 1,731,672 OP Units outstanding at December 31, 2012 (1)	166,746	38,154
Accumulated other comprehensive income (losses)	174	(26,881)
Total capital	3,113,518	939,007
Total liabilities and capital	$6,841,925	$2,745,278

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at December 31, 2013 and December 31, 2012 are 83,139 and 72,786, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Operations
Years ended December 31, 2013, 2012, and 2011
(Dollars in thousands, except per unit data)

	2013	2012	2011
Operating revenues:
Rental revenues	$580,207	$436,658	$373,797
Other property revenues	53,880	38,331	34,968
Total property revenues	634,087	474,989	408,765
Management fee income	647	899	1,017
Total operating revenues	634,734	475,888	409,782
Property operating expenses:
Personnel	68,246	54,355	48,941
Building repairs and maintenance	20,018	15,029	13,728
Real estate taxes and insurance	76,771	55,024	46,937
Utilities	36,606	25,941	23,852
Landscaping	13,245	10,447	9,642
Other operating	38,428	33,353	30,463
Depreciation and amortization	186,979	121,211	106,009
Total property operating expenses	440,293	315,360	279,572
Acquisition expense	1,393	1,581	3,319
Property management expenses	23,083	21,281	19,973
General and administrative expenses	15,569	13,762	18,123
Merger related expenses	32,403	—	—
Integration related expenses	5,102	—	—
Income from continuing operations before non-operating items	116,891	123,904	88,795
Interest and other non-property income	488	430	802
Interest expense	(75,915)	(57,937)	(56,383)
Loss on debt extinguishment/modification	(426)	(654)	(755)
Amortization of deferred financing costs	(3,063)	(3,552)	(2,902)
Net casualty loss after insurance and other settlement proceeds	(143)	(6)	(619)
Gain on sale of non-depreciable assets	—	45	1,084
Income before income tax expense	37,832	62,230	30,022
Income tax expense	(893)	(803)	(727)
Income from continuing operations before gain (loss) from real estate joint ventures	36,939	61,427	29,295
Gain (loss) from real estate joint ventures	338	(223)	(593)
Income from continuing operations	37,277	61,204	28,702
Discontinued operations:
Income from discontinued operations before gain on sale	4,654	6,153	9,099
Net casualty gain (loss) after insurance and other settlement proceeds on discontinued operations	93	48	(12)
Gain on sale of discontinued operations	65,520	41,635	12,799
Net income available for Mid-America Apartments, L.P. common unitholders	$107,544	$109,040	$50,588

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.70	$1.43	$0.73
Income from discontinued operations available for common unitholders	1.32	1.11	0.56
Net income available for common unitholders	$2.02	$2.54	$1.29

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.70	$1.43	$0.73
Income from discontinued operations available for common unitholders	1.32	1.11	0.56
Net income available for common unitholders	$2.02	$2.54	$1.29

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Consolidated net income	$107,544	$109,040	$50,588
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	10,684	(8,411)	(14,012)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	16,370	20,113	27,639
Comprehensive income attributable to Mid-America Apartments, L.P.	$134,598	$120,742	$64,215

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Changes in Capital
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per unit data)

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital	Redeemable Units
CAPITAL BALANCE DECEMBER 31, 2010	$35,095	$554,657	$(52,267)	$537,485	$3,764
Net income	2,580	48,008		50,588
Other comprehensive income - derivative instruments (cash flow hedges)			13,688	13,688
Issuance of units		235,334		235,334	494
Units repurchased and retired		(2,548)		(2,548)
Exercise of unit options		407		407
General partner units issued in exchange for limited partner units	(3,069)	3,069		—
Units reclassified to liabilities				—	(150)
Redeemable units fair market value adjustment		71		71	(71)
Adjustment for limited partners capital at redemption value	7,576	(7,672)		(96)
Amortization of unearned compensation		4,035		4,035
Distributions ($2.5425 per unit)	(5,103)	(95,704)		(100,807)
CAPITAL BALANCE DECEMBER 31, 2011	$37,079	$739,657	$(38,579)	$738,157	$4,037
Net income	4,697	104,343		109,040
Other comprehensive income - derivative instruments (cash flow hedges)			11,698	11,698
Issuance of units		196,326		196,326	546
Units repurchased and retired		(1,990)		(1,990)
General partner units issued in exchange for limited partner units	(3,459)	3,459		—
Redeemable units fair market value adjustment		(130)		(130)	130
Adjustment for limited partners capital at redemption value	4,710	(4,719)		(9)
Amortization of unearned compensation		2,233		2,233
Distributions ($2.6750 per unit)	(4,873)	(111,445)		(116,318)
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007	$4,713
Net income	3,979	103,565		107,544
Other comprehensive income - derivative instruments (cash flow hedges)			27,055	27,055
Issuance of units	161,069	2,027,237		2,188,306	692
Units repurchased and retired		(702)		(702)
Exercise of unit options		6,212		6,212
General partner units issued in exchange for limited partner units	(2,519)	2,519		—
Redeemable units fair market value adjustment		355		355	(355)
Adjustment for limited partners' capital at redemption value	(25,505)	43,324		17,819
Amortization of unearned compensation		2,268		2,268
Distributions ($2.8150 per unit)	(8,432)	(165,914)		(174,346)
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518	$5,050

Mid-America Apartments, L.P.
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$107,544	$109,040	$50,588
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(35)	(31)	—
Depreciation and amortization	192,500	131,642	118,765
Stock compensation expense	2,268	2,233	4,035
Exercise of unit options	6,212	—	—
Redeemable units issued	692	546	494
Amortization of debt premium	(8,933)	(767)	(360)
(Gain) loss from investments in real estate joint ventures	(338)	223	593
Loss on debt extinguishment	426	1,012	755
Derivative interest expense	912	823	543
Settlement of forward swaps	9,617	—	—
Gain on sale of non-depreciable assets	—	(45)	(1,084)
Gain on sale of discontinued operations	(65,520)	(41,635)	(12,799)
Net casualty loss (gain) and other settlement proceeds	50	(42)	619
Changes in assets and liabilities:
Restricted cash	(11,843)	554	151
Other assets	58,904	(1,430)	(1,265)
Accounts payable	(48,641)	2,468	264
Accrued expenses and other	20,135	4,738	8,557
Security deposits	166	355	(372)
Net cash provided by operating activities	264,116	209,684	169,484
Cash flows from investing activities:
Purchases of real estate and other assets	(139,199)	(312,001)	(362,745)
Normal capital improvements	(53,357)	(46,775)	(51,875)
Construction capital and other improvements	(4,148)	(3,636)	—
Renovations to existing real estate assets	(11,008)	(14,420)	(12,680)
Development	(53,042)	(73,991)	(38,153)
Distributions from real estate joint ventures	9,768	12,164	1,402
Contributions to real estate joint ventures	(268)	(218)	(1,510)
Proceeds from disposition of real estate assets	112,293	110,101	23,837
Funding of escrow for future acquisitions	(24,884)	—	—
Cash acquired in connection with Colonial merger	63,454	—	—
Net cash used in investing activities	(100,391)	(328,776)	(441,724)
Cash flows from financing activities:
Advances from general partner	17,220	812	2,355
Net change in credit lines	(308,000)	(320,064)	(121,533)
Proceeds from notes payable	347,759	325,000	285,350
Principal payments on notes payable	(11,103)	(12,944)	(13,895)
Payment of deferred financing costs	(6,933)	(3,616)	(4,641)
Repurchase of common units	(702)	(1,990)	(2,548)
Proceeds from issuances of common units	25,680	196,325	235,739
Distributions paid on common units	(147,247)	(112,697)	(97,227)
Net cash (used in) provided by financing activities	(83,326)	70,826	283,600
Net increase (decrease) in cash and cash equivalents	80,399	(48,266)	11,360
Cash and cash equivalents, beginning of period	8,934	57,200	45,840
Cash and cash equivalents, end of period	$89,333	$8,934	$57,200

Supplemental disclosure of cash flow information:
Interest paid	$83,628	$60,950	$59,655
Income taxes paid	$803	$727	$623
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$10,165	$3,449	$8,599
Interest capitalized	$2,089	$2,318	$1,156
Marked-to-market adjustment on derivative instruments	$26,143	$10,875	$13,146
Reclassification of redeemable stock to liabilities	$—	$—	$152
Fair value adjustment on debt assumed	$86,671	$2,578	$—
Loan assumption	$707,716	$30,290	$—
Purchase price for Colonial merger	$2,162,876	$—	$—
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Consolidated Financial Statements
Years ended December 31, 2013, 2012, and 2011

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including the Mid-America Apartments, L.P. Unless the context otherwise requires, all references to “MAA” refers only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”.

As of December 31, 2013, MAA owned 74,830,726 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the notes to the consolidated financial statements results in the following benefits:

•	enhances a readers' understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership.

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the limited partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by our business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of partnership units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Each redeemable OP Unit may be redeemed by the holder thereof for either cash equal to the fair market value of one share of common stock of MAA at the time of such redemption or, at the option of MAA, one share of common stock of MAA.

Organization and Formation of Mid-America Apartment Communities, Inc.

On October 1, 2013, MAA completed its previously announced merger with Colonial Properties Trust, or Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of MAALP, merged with and into Colonial Realty Limited Partnership, or Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the previously announced agreement and plan of merger entered into on June 3, 2013 among MAA, our Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in MAALP at the 0.36 conversion rate.

The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, through December 31, 2013, the end of our fiscal year. See further discussion surrounding the Merger in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 2.

We owned and operated 270 apartment communities principally through the Operating Partnership, as of December 31, 2013. As of December 31, 2013, MAA also owned an interest in the following unconsolidated real estate joint ventures:

	Percent Owned	Number of Units/Square Feet
Multifamily:
Mid-America Multifamily Fund II, LLC (Fund II)	33.33%	1,156	(1)
Belterra	10.00%	288
McKinney	25.00%	—	(2)

Commercial:
Land Title Building	33.30%	29,971

(1) This joint venture is comprised of four apartment communities.
(2) This joint venture consists of undeveloped land.

As of December 31, 2013, we had five development communities under construction totaling 1,461 units, with 509 units completed. Total expected costs for the development projects are $203.0 million, of which $134.5 million has been incurred to date. We expect to complete construction on all five projects by the end of 2014. Four of our multifamily properties include retail components with approximately 105,168 square feet of gross leasable area. We also acquired four wholly owned commercial properties through our merger with Colonial with approximately 1,124,596 square feet of gross leasable area, including tenant owned anchor stores, and one partially owned commercial property with approximately 29,971 square feet of gross leasable area.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 95% to 100% of all consolidated subsidiaries. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

We invest in entities which may qualify as variable interest entities, or VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. We consolidate all VIEs for which we are the primary beneficiary and use the equity method to account for investments that qualify as VIEs but for which we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

We use the equity method of accounting for our investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not variable interest entities. The factors considered in determining that we do not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements and notes in conformity with GAAP. Actual results could differ from those estimates.

Revenue Recognition and Real Estate Sales

We primarily lease multifamily residential apartments under operating leases generally with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

We record gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, we remove the assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For properties contributed to joint ventures, we record gains on the partial sale in proportion to the outside partners’ interest in the venture.

Rental Costs

Costs associated with rental activities, including advertising costs, are expensed as incurred. Advertising expenses were approximately $9.5 million, $8.8 million, and $8.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying balance sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings within a development, amounts representing the completed building's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total interest capitalized during 2013, 2012 and 2011 was approximately $2.1 million, $2.3 million, and $1.2 million, respectively. Indirect costs other than interest that we capitalized included capitalized salaries of $391,000, $274,000, and $292,000 during 2013, 2012 and 2011, respectively, and real estate taxes of $288,000, $276,000, and $183,000 during 2013, 2012 and 2011, respectively.

Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

Acquisition of Real Estate Assets

In accordance with accounting standards for business combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building, furniture, fixtures and equipment, and identified intangible assets, consisting of the value of in-place leases and other contracts.

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

For larger, portfolio style acquisitions, like the Merger, management engages a third party valuation specialist to perform the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets. The third party uses stabilized NOI and market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party to ensure reasonableness and that the procedures are performed in accordance with management's policy. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation, if any, are made within the allocation period, which typically does not exceed one year.

For residential leases, the fair value of the in-place leases and resident relationships is then amortized over 6 months, the estimated remaining term of the resident leases. For commercial leases, the fair value of in-place leases and resident relationships is amortized over the remaining term of the commercial leases. The amount of lease intangibles included in Other assets totaled $50.3 million, $1.6 million, and $1.8 million as of December 31, 2013, 2012, and 2011, respectively. Accumulated amortization for these leases totaled $21.9 million, $1.0 million, and $0.7 million as of December 31, 2013, 2012 and 2011, respectively. The amortization recorded as depreciation and amortization expense was $23.5 million, $3.7 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated aggregate future amortization expense is approximately $23.8 million, $3.3 million, $3.3 million, $3.3 million, and $2.6 million for the years ended December 31, 2014, 2015, 2016, 2017, and 2018, respectively.

The Company's policy is to expense the costs incurred to acquire properties in the period these costs are incurred. Acquisition costs include appraisal fees, title fees, broker fees, and other legal costs to acquire the property. These costs are recorded in our Statement of Operations under the line "Acquisition expenses".
Impairment of Long-lived Assets, including Goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.

Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group/property classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment of goodwill in the three year period ended December 31, 2013.

Loss Contingencies

The outcomes of claims, disputes and legal proceedings are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, we do not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then a statement to that effect is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

Undeveloped Land

Undeveloped land includes sites intended for future multifamily developments, sites for future commercial development and sites intended for residential use and are carried at the lower of cost or fair value in accordance with GAAP and any costs incurred prior to commencement of pre-development activities are expensed as incurred.

Investment in Real Estate Joint Ventures

Our investments in our unconsolidated real estate joint ventures are recorded using the equity method as we are able to exert significant influence, but do not have a controlling interest in any of our joint ventures.

Cash and Cash Equivalents

We consider cash, investments in money market accounts, and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service, replacement reserves, and exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt using a method which approximates the effective interest method. If the terms of renewed or modified debt instruments are deemed to be substantially different, all unamortized financing costs associated with the modified debt are charged to earnings in the current period. If the terms are not substantially different, the costs associated with the renewal are capitalized and amortized over the remaining term of the debt instrument. For modifications affecting a line of credit, fees paid to a creditor and any third party costs will be capitalized and amortized over the remaining term of the new arrangement. Any unamortized deferred financing costs associated with the old arrangement are either deferred and amortized over the life of the new arrangement or written off, depending upon the nature of the modification and cost. The balance of any unamortized financing costs on extinguished debt is expensed upon extinguishment.

Other Assets

Other assets consist primarily of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, value of derivative contracts and other prepaid expenses including prepaid insurance and prepaid interest. Also included in other assets are the fair market value of in place leases, which totaled $50.3 million, $1.6 million, and $1.8 million as of December 31, 2013, 2012, and 2011, respectively

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividend payable, accrued real estate taxes, accrued interest payable, other accrued expenses payable, and unearned income. Significant accruals included accrued dividend payable of $57.7 million, $30.6 million and $27.0 million at December 31, 2013, 2012 and 2011, respectively, accrued real estate taxes of $40.4 million, $27.9 million and $25.4 million at December 31, 2013, 2012 and 2011, respectively, and accrued interest payable of $18.1 million, $7.5 million, and $6.3 million at December 31, 2013, 2012, and 2011, respectively.

Self Insurance

We are self insured for workers' compensation claims up to $500,000 and for general liability claims up to $50,000. Claims exceeding these amounts are insured by a third party. We accrue for expected liabilities less than $500,000 for workers' compensation based on a third party actuarial estimate of ultimate losses and accrue for expected general liability claims less than $50,000 based on historical experience, adjusted as actual claims occur.

Income Taxes

MAA has elected to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 1994, and intend to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA's ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States Federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (at the corporate and shareholder levels) that generally results from an investment in a corporation.

Even if MAA qualifies as a REIT, it may be subject to United States Federal income and excise taxes in certain situations, such as not meeting the income distribution requirements. MAA also will be required to pay a 100% tax on any net income on non-arm’s length transactions between MAA and its Taxable REIT Subsidiaries, or TRS (discussed below). In addition, MAA could also be subject to the alternative minimum tax, or AMT. The state and local tax laws may not conform to the United States Federal income tax treatment, and MAA and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which MAA transacts business or its shareholders reside. Any taxes imposed on MAA would reduce its operating cash flow and net income.

Certain of our operations or a portion thereof, including asset management and risk management, are conducted through TRSs, which are subsidiaries of the Operating Partnership. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax.

The TRS accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2013, net of the valuation allowance, the net deferred tax assets were reduced to zero.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. As of December 31, 2013, we did not have any unrecognized tax benefits, and we do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months.

Recent Accounting Pronouncements

In February 2013, the Financial Account Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

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

In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and changes to our presentation are the same as noted in the discussion of ASU 2011-05 below.

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

2.     BUSINESS COMBINATIONS

Merger of MAA and Colonial

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

The merger combined two complimentary multifamily portfolios to create the second largest publicly-held owner and operator of multifamily units in the United States by number of units, diversified across the large and secondary markets of the Sunbelt region. The increased size and scale of the operating platform produces synergies and enhances the Company's competitive advantage in the region, which is expected to drive higher operating margins. The larger Company also has enhanced liquidity for shareholders and greater access to multiple forms of capital.

As part of the Merger, we acquired 115 wholly owned apartment communities encompassing 34,370 units principally located in the Southeast and Southwest region of the United States. In addition to the apartment communities, we also acquired four commercial properties totaling approximately 806,000 square feet. The additions have caused us to nearly double in size as a result of the Merger. The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, through December 31, 2013, the end of our fiscal year.

The total purchase price of approximately $2.2 billion was determined based on the number of Colonial shares of common stock and Colonial OP Units outstanding, as of October 1, 2013. In all cases in which MAA’s stock price was a determining factor in arriving at final consideration for the merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on October 1, 2013 ($62.56 per share). The total purchase price includes $7.3 million of other consideration, a majority of which relates to assumed stock compensation plans. As a result of the Merger, we issued approximately 31.9 million shares of MAA common stock and approximately 2.6 million OP units.

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

For larger, portfolio style acquisitions, like the Merger, management engages a third party valuation specialist to assist with the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets acquired. The third party uses stabilized NOI and a market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party to ensure reasonableness and that the procedures are performed in accordance with management's policy. The allocation of the purchase price is based on management’s assessment, which may differ as more information becomes available. Subsequent adjustments made to the purchase price allocation, if any, are made within the allocation period, which typically does not exceed one year.

The allocation of the purchase price described above requires a significant amount of judgment. The following purchase price allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties and certain other assets and liabilities is in the process of being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

The purchase price was allocated as follows (in thousands):

Land	$469,396
Buildings and improvements	3,069,642
Furniture, fixtures and equipment	96,377
Development and capital improvements in progress	113,368
Undeveloped land	58,400
Properties held for sale	33,800
Lease intangible assets	57,946
Cash and cash equivalents	63,454
Restricted cash	6,825
Deferred costs and other assets, excluding lease intangible assets	87,713
Total assets acquired	4,056,921

Notes payable	(1,759,550)
Fair market value of interest rate swaps	(14,961)
Accounts payable, accrued expenses, and other liabilities	(119,534)
Total liabilities assumed, including debt	(1,894,045)

Total purchase price	$2,162,876

The merger accounts for $104.0 million of consolidated revenue as reported and a $17.6 million consolidated net loss as reported for 2013.

We incurred merger and integration related expenses of $37.5 million for the year ended December 31, 2013. These amounts were expensed as incurred and are included in the Consolidated Statement of Operations in the items titled Merger related expenses and Integration related expenses.

Other acquisitions in 2013

During 2013 we acquired properties, other than through the Colonial Merger, totaling 1,138 units for a total purchase price of $139.2 million, paid in cash, which does not include land acquired for future development. These acquisitions included $26.9 million recorded to Land, $125.7 million recorded to Buildings and improvements, $0.3 million recorded to Furniture, fixtures, and equipment, $0.1 million of Other assets, $1.2 million of fair market value of residential leases recorded in Other assets and $0.9 million of Other liabilities for a total net addition of assets of $153.3 million. These acquisitions account for $8.7 million of consolidated revenue as reported and $4.2 million of consolidated net income as reported for 2013.

Pro forma information

The unaudited pro forma information set forth below is based on MAA’s historical Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, adjusted to give effect to the Merger with Colonial and the acquisition of other properties in 2013 as though they occurred on January 1, 2012, the beginning of the comparable prior annual period. The pro forma adjustments primarily relate to the depreciation expense on stepped up fixed assets, amortization of acquired intangibles, and estimated interest expense related to new financings. The pro forma information is provided for illustrative purposes only and does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the earliest year presented nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Merger with Colonial.

	Pro forma (Unaudited) Period Ended December 31, (in thousands, except per share data)
	2013	2012
Total Revenue (1)	$941,662	$844,002
Net Income available to common shareholders (1)	$142,593	$100,752
Earnings per share, diluted (1)	$1.78	$1.45
(1) Pro forma adjustments for certain acquisitions are excluded as they had no pre-acquisition operating activity in 2012 or 2013.

The pro forma results are based on estimates and assumptions, which we believe are reasonable.

3.    EARNINGS PER COMMON SHARE OF MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the years ended December 31, 2013, 2012, and 2011, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Years ended December 31,
	2013	2012	2011
Shares Outstanding
Weighted average common shares - basic	50,677	41,039	36,995
Weighted average partnership units outstanding	2,351	1,834	1,992
Effect of dilutive securities	88	64	100
Weighted average common shares - diluted	53,116	42,937	39,087

Calculation of Earnings per Share - basic
Income from continuing operations	$37,277	$61,204	$28,702
Income from continuing operations attributable to noncontrolling interests	(1,131)	(2,414)	(1,267)
Income from continuing operations allocated to unvested restricted shares	(34)	(53)	(22)
Income from continuing operations available for common shareholders, adjusted	$36,112	$58,737	$27,413

Income from discontinued operations	$82,002	$48,621	$22,529
Income from discontinued operations attributable to noncontrolling interest	(2,867)	(2,188)	(1,143)
Income from discontinued operations allocated to unvested restricted shares	(74)	(41)	(11)
Income from discontinued operations available for common shareholders, adjusted	$79,061	$46,392	$21,375

Weighted average common shares - basic	50,677	41,039	36,995
Earnings per share - basic	$2.27	$2.56	$1.32

Calculation of Earnings per Share - diluted
Income from continuing operations	$37,277	$61,204	$28,702

Income from discontinued operations	$82,002	$48,621	$22,529

Weighted average common shares - diluted	53,116	42,937	39,087
Earnings per share - diluted	$2.25	$2.56	$1.31

4.    EARNINGS PER OP UNIT OF MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units.

A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the years ended December 31, 2013, 2012, and 2011 is presented below:

(dollars and units in thousands, except per unit amounts)	Years ended December 31,
	2013	2012	2011
Units Outstanding
Weighted average common units - basic	53,075	42,911	39,051
Effect of dilutive securities	88	64	100
Weighted average common units - diluted	53,163	42,975	39,151

Calculation of Earnings per Unit - basic
Income from continuing operations	$37,277	$61,204	$28,702
Income from continuing operations allocated to unvested restricted shares	33	53	21
Income from continuing operations available for common unitholders, adjusted	$37,244	$61,151	$28,681

Income from discontinued operations	$70,267	$47,836	$21,886
Income from discontinued operations allocated to unvested restricted shares	62	41	10
Income from discontinued operations available for common unitholders, adjusted	$70,205	$47,795	$21,876

Earnings per unit - basic:	$2.02	$2.54	$1.29

Calculation of Earnings per Unit - diluted
Income from continuing operations	$37,277	$61,204	$28,702

Income from discontinued operations	$70,267	$47,836	$21,886

Earnings per unit - diluted:	$2.02	$2.54	$1.29

5.    STOCK BASED COMPENSATION

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

Incentive Plans Overview and Summary

MAA’s stock compensation plans consist of an employee stock purchase plan and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2013 Stock Incentive Plan which was approved at the September 27, 2013 Shareholders Meeting. This plan replaced the 2004 Stock Plan which had replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of October 31, 2013. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allowed for the grant of restricted stock and stock options up to a total of 500,000 shares. The 2013 Stock Incentive Plan allows for the grant of restricted stock and stock options up to 225,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders.

In general, restricted stock is earned based on either a service condition, performance condition, or a market condition, or a combination thereof, and vests ratably over multiple periods. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as FFO targets and are value based upon the market price of MAA common stock on the date of grant and considers the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.

Compensation expense is generally recognized for service based awards using the straight-line method over the vesting period of the shares regardless of cliff or ratable vesting distinctions. Compensation expense for market and performance based awards is recognized using the accelerated amortization method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end. Additionally, we adjust compensation expense for estimated and actual forfeitures for all awards.

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

Total compensation costs under the Plans were approximately $2,653,000, $2,214,000 and $5,522,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total unrecognized compensation cost related to the Plans was approximately $4,158,000. This cost is expected to be recognized over the remaining weighted average period of 1.2 years. Total cash paid for the settlement of plan shares totaled $354,000, $995,000, $1,604,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Information concerning specific grants under the Plans is listed below.

Employee Stock Purchase Plan

The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan, or ESPP, provides a means for employees to purchase common stock of MAA at a discounted price. The Board of Directors has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors who may annually grant options to employees to purchase up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. Shares are purchased semi-annually on the last market day of June and December. The plan determines the purchase price using one of three measurement formulas based on the market activity during the measurement period. The variability caused by the combination of varying number of participants, market price fluctuations and potential changes in the formula used each measurement period makes it not possible to reasonably estimate fair value at the grant date. During the years ended December 31, 2013, 2012 and 2011, 6,865 shares, 6,019 shares and 5,732 shares, respectively, were purchased through the ESPP. The plan does not meet the criteria to be a noncompensatory plan and therefore compensation cost of approximately $66,000, $46,000, and $59,000 was recognized for the years ended December 31, 2013, 2012 and 2011, respectively.

Options

All option awards made under the Plans have been granted with the exercise price equal to the market price on the date of grant. The options vest over five years of continuous service at a rate of 10%, 10%, 20%, 30% and 30%, and expire ten years from grant date. MAA issues new shares when options are exercised. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the grant date using the Black-Scholes method. Volatility is based on the historical volatility of MAA’s common stock. Expected life of the option is estimated using historical data to estimate option exercise and employee termination. MAA uses a U.S. constant-maturity Treasury close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option. No options were granted during 2013, 2012 or 2011.

No options were exercised or outstanding during the years ended December 31, 2013 or 2012. Cash received from the exercise of options for the year ended December 31, 2011 was approximately $407,000. Options granted as part of the Colonial Merger are discussed later in this footnote.

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

There were no unvested shares outstanding for the Key Management 2002 Restricted Stock Plan during the year ended December 31, 2013. As of December 31, 2013, there was no unrecognized compensation cost related to nonvested shares granted. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2013, 2012 and 2011 was approximately $0, $740,000 and $702,000, respectively.

Director Restricted Stock Plan

Non-employee Directors elected to the Board of Directors receive an annual grant of restricted shares of common stock. The annual grants were equivalent to $50,000 per non-employee Director in 2011, $60,000 per non-employee Director in 2012, and $60,000 per non-employee Director in 2013. Directors have the right to receive their grants either in restricted shares of common stock of MAA that will vest after one year of service on the Board of Directors or have them issued into a deferred compensation plan.

A summary of the status of the Director Restricted Stock Plan nonvested restricted shares of common stock as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	5,340	$67.36
Granted and issued	6,510	69.08
Vested	(5,340)	67.36
Forfeited	—	—
Nonvested at December 31, 2013	6,510	$69.08

As of December 31, 2013, there was approximately $263,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. This cost is expected to be recognized over the remaining weighted average period of 0.2 years . The total fair value of shares vesting during the years ended December 31, 2013, 2012 and 2011, was approximately $360,000, $200,000 and $200,000, respectively.

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

The fair value of the stock award was estimated on the grant date using a multifactor Monte Carlo simulation. The valuation used an interest rate term structure as of July 1, 2008 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 1.95% for 0.25 years to 3.24% for 4.00 years. The dividend yield assumption was 4.669% and was based on the closing stock price of $52.69 on July 1, 2008. Volatility for MAA and its peers was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of interpolating between the volatilities implied by stock call option contracts that were closest to the terms and closest to the money. Volatility for MAA was 34.87% for year 1, 30.92% for year 2, 29.63% for year 3, and 28.61% for year 4. Volatilities for MAA's peers ranged from 25.05% to 49.94%. The requisite service period of the 2008 Plan is based on the criteria for the separate programs and is 5.5 years for the annual service based program, 2.5 years for the annual market based program and 7.5 years for the three-year program. Turnover is based on the historical experience for the key managers and executive officers.

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

A summary of the status of the Key Management 2008 Restricted Stock Plan nonvested restricted shares of common stock as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	16,680	$56.75
Issued	—	—
Vested	(5,851)	59.12
Forfeited	(40)	69.37
Nonvested at December 31, 2013	10,789	$55.41

As of December 31, 2013, there was approximately $83,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The $83,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 0.86 years. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2013, 2012, and 2011 was approximately $346,000, $650,000, and $230,000, respectively.

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

There were no unvested shares outstanding for the Key Management 2010 Restricted Stock Plan during the year ended December 31, 2013. As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The total fair value of equity shares vesting plus the settlement of liabilities during the years ended December 31, 2012 and 2011 was approximately $1,733,000 and 1,689,000, respectively. No shares vested or were settled during the year ended December 31, 2013.

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

A summary of the status of the 2010 Executive Restricted Stock Plan nonvested shares as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	634	$54.38
Issued	—	—
Vested	(634)	54.38
Forfeited	—	—
Nonvested at December 31, 2013	—	$—

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The total fair value of shares vesting during the years ended December 31, 2013, 2012 and 2011 was approximately $34,000, $64,000, and 49,000, respectively.

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

A summary of the status of the 2011 Plan nonvested shares as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	11,021	$68.72
Issued	—	—
Vested	(10,938)	68.71
Forfeited	(83)	69.37
Nonvested at December 31, 2013	—	$—

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. The total fair value of shares vesting during the years ended December 31, 2013 and 2012 was approximately $752,000 and $930,000, respectively. No equity shares vested and no liabilities settled during the years ended December 31, 2011.

Key Management 2012 Restricted Stock Plan

In 2012, the Board of Directors adopted the 2012 Key Management Restricted Stock Plan, or the 2012 Plan, a long-term incentive program for key managers and executive officers. Under the 2012 Plan participants can earn both service and market based shares of restricted stock. The earning of restricted shares under the market program is based on employment and both absolute and relative total shareholder return performance during 2012. Market and service based shares earned were issued on January 10, 2013 totaling 16,593 shares and will vest 25% annually beginning on January 10, 2014. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods.
The fair value of the market stock award was estimated on the January 3, 2012 grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of January 3, 2012 based on a zero coupon risk-free rate to represent the risk-

free rate for the simulation which varied between 0.00% for 0.25 years to 0.17% for 1.00 year. The dividend yield assumption was 4.19% for MAA and was based on the closing stock price of $62.55 on December 30, 2011. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. Volatility for MAA was 31.17% for one year, and 29.65% for two years. The requisite service period of the 2012 Plan is based on the criteria for the separate programs according to the four year vesting schedule. Turnover is based on the historical experience for the key managers and executive officers.

A summary of the status of the 2012 Plan nonvested shares as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Issued	16,593	62.55
Vested	(565)	62.55
Forfeited	(283)	62.55
Nonvested at December 31, 2013	15,745	$62.55

As of December 31, 2013, there was approximately $1,203,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA's policy is to recognize compensation cost over the requisite service period for each portion of an award. The $1,203,000 unrecognized cost will be recognized accordingly over the remaining weighted average period of 1.34 years. The total fair value of shares vesting during the year ended December 31, 2013 was approximately $35,000. No shares vested during the years ended December 31, 2012 and 2011.

2012 Named Executive Officer Restricted Stock Plan

In 2013, the Board of Directors of MAA approved a restricted stock grant for certain members of executive management. On March 12, 2013, MAA issued 5,890 shares of restricted common stock to certain executive officers for company performance results for the year ended December 31, 2012 with a grant date fair value of $67.77 per share. The grant date fair value was determined by the closing trading price of MAA’s shares on the date of the grant. These shares vest 1/4th annually beginning on January 10, 2014. Recipients receive dividend payments on the shares of restricted stock prior to vesting.

A summary of the status of the 2012 Named Executive Officer Restricted Stock Plan nonvested shares as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Issued	5,890	67.77
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2013	5,890	$67.77

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted. No shares had vested as of December 31, 2013.

Key Management 2013 Restricted Stock Plan

In 2013, the Board of Directors adopted the 2013 Key Management Restricted Stock Plan, or the 2013 Plan, a long-term incentive program for key managers and executive officers. Under the 2013 Plan participants can earn both performance and market based shares of restricted stock. The earning of restricted shares under the performance program is based on the grantee's individual job performance rating for 2013. The earning of restricted shares under the market program is based on employment and both absolute and relative total shareholder return performance during one, two, and three years ending December 31, 2013. Any market and performance based shares earned will be issued on January 24, 2014 and will vest 25% annually beginning on January 23, 2015. Recipients will receive dividend payments on any shares of restricted stock earned and issued during the restriction periods.

The fair value of the market stock award was estimated on the January 2, 2013 grant date using a Monte Carlo simulation. The valuation used an interest rate term structure as of January 2, 2013 based on a zero coupon risk-free rate to represent the risk-free rate for the simulation which varied between 0.07% for 0.25 years to 0.17% for 1.0 year. The dividend yield assumption was 4.269% for MAA and was based on the closing stock price of $65.12 on January 2, 2013. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. Volatility for MAA was 16.40% for one year and 20.92% for two years. The requisite service period of the 2013 Plan is based on the criteria for the separate programs according to the four year vesting schedule. Turnover is based on the historical experience for the key managers and executive officers.

As of December 31, 2013, there was approximately $1,556,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. MAA's policy is to recognize compensation cost over the requisite service period for each portion of an award. The $1,556,000 in unrecognized cost will be recognized accordingly over the remaining weighted average period of 1.4 years. No shares were issued or have vested as of December 31, 2013.

Colonial Merger Restricted Stock and Option Exchanged

As part of the merger with Colonial, MAA assumed the existing Colonial stock based compensation plans. Per the terms of the merger agreement, the remaining non-terminated grantees’ restricted shares and options were replaced with MAA shares and options with effectively the same terms as their original agreement. The shares and options were fully earned as of the merger date, but various vesting periods still remained. MAA issued 35,779 restricted shares and options to purchase 488,262 shares of MAA common stock for this exchange. The fair value of the restricted shares was calculated at $62.56 per share, the opening stock price on October 1, 2013, the merger date. The options were valued using a Black-Scholes Model ranging in term from 3 months to 5.5 years using a volatility range of 15.60% to 46.29%, and dividend rate of 4.21%, discount rate range of 0.02% to 1.55%. MAA used the U.S. Treasury bill rate close to the same expected life of the option to represent the risk-free rate. Turnover is based on the historical rate at which options are exercised. MAA uses its current dividend yield at the time of grant to estimate the dividend yield over the life of the option.

A summary of the status of the restricted stock nonvested shares exchanged in connection with the merger as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Issued	35,779	62.56
Vested	(736)	62.56
Forfeited	(262)	62.56
Nonvested at December 31, 2013	34,781	$62.56

As of December 31, 2013, there was approximately $739,152 of total unrecognized compensation cost related to nonvested share-based merger exchanged restricted stock granted. MAA's policy is to recognize compensation cost over the requisite service period for each portion of an award. The $739,152 unrecognized cost will be recognized accordingly over the remaining weighted average period of 0.61 years. The total fair value of shares vesting during the year ended December 31, 2013 is approximately $46,000.

A summary of the status of the options exchanged in connection with the merger as of December 31, 2013, and the changes for the year ended December 31, 2013, is presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	—	$—
Granted	488,262	55.96
Exercised	(110,715)	47.36
Expired	(21,404)	88.29
Outstanding at December 31, 2013	356,143	$56.69

Of the 356,143 options outstanding at December 31, 2013, 335,557 were exercisable with a weighted average exercise price of $56.51 and an intrinsic value of $3,608,000 and a weighted average remaining term of 1.4 years. The intrinsic value of the 356,143 options outstanding at December 31, 2013 was $3,686,000 with a weighted average remaining term of 1.7 years. The intrinsic value of options exercised during the year ended December 31, 2013 was $2,067,000.

6.    UNDEVELOPED LAND AND CONSTRUCTION IN PROGRESS
We currently have 7 active development projects, including multifamily and commercial sites, as set forth in the table below. In addition, we own approximately $63.9 million of undeveloped land parcels that are held for future developments.

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)
Active Developments:
Multifamily:
220 Riverside	Jacksonville, FL	294	$15,025
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	7,462
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	132	9,117
Colonial Grand at Randal Lakes	Orlando, FL	462	49,819
Colonial Reserve at South End	Charlotte, NC	353	50,856
		1,461	$132,279
Commercial:
Colonial Promenade Huntsville (Phase II)	Huntsville, AL	23,000	$6,085
Brookwood West Retail	Birmingham, AL	41,300	9,413
		64,300	$15,498

Total Active Developments			$147,777

Other Capital improvements in progress			18,271

Total Development and capital improvements in progress			$166,048

Undeveloped land:
Multifamily			$20,350
Commercial			28,800
Commercial Outparcels/Pads			700
For-Sale Residential Land			14,000
			$63,850
Total Undeveloped land			$63,850

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

7.    BORROWINGS

The weighted average interest rate at December 31, 2013 for the $3.5 billion of debt outstanding was 3.9%, compared to the weighted average interest rate of 3.8% on $1.7 billion of debt outstanding at December 31, 2012. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as Company-wide secured and unsecured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

We maintain a total of $679.5 million of secured credit facilities with Prudential Mortgage Capital, credit enhanced by Fannie Mae, or Fannie Mae Facilities. The Fannie Mae Facilities provide for both fixed and variable rate borrowings and have Fannie Mae rate tranches with maturities from 2014 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facilities, plus a fee of 0.49% to 0.67%. Borrowings under the Fannie Mae Facilities totaled $453.5 million at December 31, 2013, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $403.5 million under the variable rate portion of the facility at an average rate of 0.8%. The available borrowing capacity at December 31, 2013, was $453.5 million. Commitment fees related to our unused Fannie Mae Facilities totaled $548,000 for the year ended December 31, 2013. The Company has 4 interest rate swap agreements, totaling a notional amount of $125 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Fannie Mae Facilities at approximately 4.6%. The interest rate swaps have maturities between 2014 and 2015. The swaps are highly effective and are designed as cash flow hedges. The Company has also entered into 22 interest rate caps totaling a notional amount of $273 million which are designed to cap a portion of the Fannie Mae Facilities. These interest rate caps have maturities between 2014 and 2018 and eleven are set at 6.0%, nine set at 4.5%, and two set at 5.0%. The Fannie Mae Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

The Company has a $200.0 million credit facility with Freddie MAC, or the Freddie Mac Facility. At December 31, 2013, the Company had $198.2 million borrowed against the Freddie Mac Facility at an interest rate of 0.7%. Commitment fees related to the Freddie Mac Facility totaled $3,000 for the year ended December 31, 2013. The Company has 7 interest rate swap agreements, totaling a notional amount of $94.0 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Freddie Mac Facility at approximately 4.6%. The interest rate swaps expire in 2014. The Company has also entered into one interest rate cap totaling a notional amount of $15.0 million which is designated against the Freddie Mac Facility. This interest rate cap has a 2014 maturity and is set at 5.0%.

The Company also maintains a $500.0 million unsecured credit facility with fourteen banks led by Key Bank National Association (Key Bank). The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on a investment grade pricing grid. This credit line expires in August 2017 with two six month extension options. At December 31, 2013, the Company had $496.3 million available to be borrowed under the Key Bank Line agreement with zero borrowings under this facility. Approximately $3.7 million of the facility is used to support letters of credit. Commitment fees related to this facility totaled $887,000 for the year ended December 31, 2013.

Each of the Company’s credit facilities is subject to various covenants and conditions on usage. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company’s liquidity. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of its lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. Any such event could have a material adverse effect on the Company. The Company believes it was in compliance with these covenants and conditions on usage at December 31, 2013.

At December 31, 2013, the Company had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019 and a total of $27.3 million variable rate mortgages with an embedded cap rate of 7.0% at an average interest rate of 3.3% with a maturity in 2015.

At December 31, 2013, the Company had $96.0 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional, secured variable rate debt outstanding at an average interest rate of 0.7%, $225.3 million of capped conventional, secured variable rate debt at an average interest rate of 1.1%, and $88.8 million of capped tax-free variable rate debt at an average rate of 0.9%. The interest rate on all other secured debt, totaling $1.4 billion, was hedged or fixed at an average interest rate of 4.3%. Additionally, the Company had $1.7 billion of senior unsecured notes and term loans fixed at an average interest rate of 4.3% and a $500.0 million variable rate credit facility with an average interest rate of 1.10% with zero borrowings at December 31, 2013.

On October 16, 2013, MAALP issued $350 million in aggregate principal amount of notes, maturing on October 15, 2023 with an interest rate of 4.3% per annum (the "2023 Notes"). The purchase price paid by the initial purchasers was 99.047% of the principal amount. The 2023 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2023 Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2014. The net proceeds from the offering after deducting the original issue discount of approximately $3.3 million and underwriting commissions and expenses of approximately $2.3 million was approximately $344.4 million. The 2023 Notes have been reflected net of discount in the consolidated balance sheet. The Company entered into three forward swaps totaling $150 million, which resulted in a total effective interest rate of 4.15%.

On December 13, 2013, MAALP completed a series of exchange offers (the “Exchange Offers”) pursuant to which it exchanged $154,235,000 aggregate principal amount of 6.25% Senior Notes due 2014, $169,161,000 aggregate principal amount of 5.50% Senior Notes due 2015 and $68,130,000 aggregate principal amount of 6.05% Senior Notes due 2016 (collectively, the “Existing Notes”) issued by Colonial Realty Limited Partnership, a Delaware limited partnership and wholly owned subsidiary of MAALP, for $154,235,000 aggregate principal amount of MAALP’s new 6.25% Senior Notes due 2014 (the “2014 Notes”), $169,112,000 aggregate principal amount of MAALP’s new 5.50% Senior Notes due 2015 (the “2015 Notes”) and $68,130,000 aggregate principal amount of MAALP’s new 6.05% Senior Notes due 2016 (the “2016 Notes” and together with the 2014 Notes and the 2015 Notes, the “Exchange Notes”), plus approximately $975,000 in cash.
The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes will accrue from, and including, December 15, 2013 and be payable on June 15, 2014, which will also be the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes will accrue from, and including, September 1, 2013 and be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below MAALP may be required to pay additional interest on the Exchange Notes.
The Indenture under which the 2023 notes were issued and the Indentures contain certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At December 31, 2013, MAALP was in compliance with each of these financial covenants.
All of the Existing Notes tendered into the Exchange Offers were cancelled in connection with the settlement of the Exchange Offers. In connection with the issuance and sale of the Exchange Notes, MAALP also entered into three separate registration rights agreements, each dated as of December 13, 2013, and each with J.P. Morgan Securities LLC, the dealer manager in the Exchange Offers (the “Registration Rights Agreements”). Under the Registration Rights Agreements, MAALP agreed to use commercially reasonable efforts to complete exchange offers registered under the Securities Act pursuant to which MAALP will offer to issue new exchange notes containing terms substantially similar in all material respects to the Exchange Notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) in exchange for the Exchange Notes. MAALP also agreed, if it determines that a registered exchange offer is not available or specified other circumstances occur, to use commercially reasonable efforts to file and have become effective a shelf registration statement relating to resales of the Exchange Notes. MAALP will be obligated to pay additional interest of up to 0.50% per annum on the Exchange Notes if it does not complete the exchange offers within 270 days after the issue date of the Exchange Notes and in other specified circumstances.

The following table summarizes the Company’s indebtedness at December 31, 2013, (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,111,812	4.0%	4/1/2013
Fannie Mae conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	219,000	5.3%	8/31/2014
Total fixed rate secured debt	1,380,812	4.2%	6/13/2018

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facilities	189,721	0.8%	12/2/2016
Fannie Mae tax-free credit facilities	88,812	0.9%	7/23/2031
Freddie Mac credit facilities	104,248	0.7%	7/1/2014
Freddie Mac mortgages	27,342	3.3%	10/31/2015
Total variable rate secured debt	410,123	1.0%	5/27/2019

Total Secured Debt	$1,790,935	3.5%	9/1/2018

Unsecured Debt
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate bonds	1,131,783	5.0%	9/22/2019
Total Unsecured Debt	$1,681,783	4.3%	2/12/2019

Total Outstanding Debt	$3,472,718	3.9%	4/28/2018

(1) Includes capped balances

The following table summarizes interest rate ranges and maturity of the Company’s indebtedness at December 31, 2013 and the balance of the Company’s indebtedness at December 31, 2012 (dollars in millions):

	At December 31, 2013
	Actual Interest Rates	Current Average Interest Rate	Maturity	Balance	Balance at December 31, 2012
Fixed Rate:
Taxable Secured	1.77 - 6.21%	4.07%	2014-2035	$1,161.8	$422.4
Unsecured	3.15 - 6.25%	5.02%	2017-2024	1,131.8	310.0
Interest rate swaps	2.63 - 6.63%	4.76%	2014-2018	769.0	559.0
				$3,062.6	$1,291.4
Variable Rate: (1)
Taxable	0.66 - 0.91%	0.72%	2014-2033	122.7	70.9
Interest rate caps	0.73 - 1.02%	0.80%	2014-2033	287.4	288.5
Unsecured	0.00%	—%	2015	—	23.0
				$410.1	$382.4
				$3,472.7	$1,673.8

(1)
Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2013, and 2012, respectively, which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap. Rates and maturities for capped balances are for the underlying debt, unless the strike rate has been reached.

The following table includes scheduled principal repayments on the borrowings at December 31, 2013, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2014	$26,642	$430,640	$457,282
2015	8,361	388,693	397,054
2016	9,043	164,300	173,343
2017	10,014	469,306	479,320
2018	11,382	379,247	390,629
Thereafter	71,711	1,503,379	1,575,090
	$137,153	$3,335,565	$3,472,718

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013, 2012 and 2011, we recorded ineffectiveness of $37,000 (decrease to interest expense), $39,000 (increase to interest expense) and $195,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in Accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to Interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $11.1 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2013, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	12	$224,631,000
Interest Rate Swaps	18	$769,000,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $16,000, $66,000, and $24,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	11	$63,820,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012, respectively (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		12/31/2013	12/31/2012		12/31/2013	12/31/2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$396	$245	Fair market value of interest rate swaps	$20,015	$21,423

Total derivatives designated as hedging instruments		$396	$245		$20,015	$21,423

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$49	$43		$—	$—

Total derivatives not designated as hedging instruments		$49	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, respectively: (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Years ended December 31,	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate contracts	$10,684	$(8,411)	$(14,012)	Interest expense	$(16,370)	$(20,113)	$(27,639)	Interest expense	$37	$(39)	$(195)

Total derivatives in cash flow hedging relationships	$10,684	$(8,411)	$(14,012)		$(16,370)	$(20,113)	$(27,639)		$37	$(39)	$(195)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the year ended December 31,		2013	2012	2011

Interest rate products	Interest income/(expense)	$(16)	$(66)	$(24)

Total		$(16)	$(66)	$(24)

Credit-risk-related Contingent Features

As of December 31, 2013, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $22.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $20.0 million at December 31, 2013.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2013, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $4.9 million.

Certain of our derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2013, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $14.9 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $7.0 million as of December 31, 2013.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of December 31, 2013.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$444	—	$444		—	$444

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,015	—	$20,015		—	$20,015

Offsetting of Derivative Assets
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$288	—	$288	—	—	$288

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$21,423	—	$21,423	—	—	$21,423

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the years ended December 31, 2013, 2012, and 2011:

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the year ended December 31,		2013	2012	2011
Beginning balance		$(26,054)	$(35,848)	$(48,847)
Other comprehensive income before reclassifications		10,684	(8,411)	(14,012)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	16,370	20,113	27,639
Net current-period other comprehensive income attributable to noncontrolling interest		(892)	(1,908)	(628)
Net current-period other comprehensive income attributable to MAA		26,162	9,794	12,999
Ending balance		$108	$(26,054)	$(35,848)

See also discussions in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 9.

9.    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

On January 1, 2008, we adopted FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Fixed rate notes payable at December 31, 2013 and December 31, 2012, totaled $2.29 billion and $732.4 million, respectively, and had estimated fair values of $2.30 billion and $777.8 million (excluding prepayment penalties), respectively, based upon observable interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2013 and December 31, 2012. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2013 and December 31, 2012, totaled $1.18 billion and $941.5 million, respectively, and had estimated fair values of $1.12 billion and $860.1 million (excluding prepayment penalties), respectively, based upon observable interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2013 and December 31, 2012. We estimate the fair value of our notes receivable and debt instruments by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. We have determined that the majority of the inputs used to fair value our debt fall within Level 2 of the fair value hierarchy, and as a result, all of our debt held as of December 31, 2013 and December 31, 2012 was classified as Level 2 of the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of December 31, 2013 and December 31, 2012 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Derivative financial instruments	$—	$444	$—	$444
Liabilities
Derivative financial instruments	$—	$20,015	$—	$20,015

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Derivative financial instruments	$—	$288	$—	$288
Liabilities
Derivative financial instruments	$—	$21,423	$—	$21,423

The fair value estimates presented herein are based on information available to management as of December 31, 2013 and December 31, 2012.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 8.

10.    COMMITMENTS AND CONTINGENCIES

The Company had operating lease expense of approximately $74,000, $15,000, and $18,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company has commitments of approximately $253,000 in 2014, $250,000 in 2015, and $667,000 thereafter under operating lease agreements outstanding at December 31, 2013. MAA also has commitments of $2.1 million in 2014 under development contract agreements outstanding at December 31, 2013.

11.    INCOME TAXES

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2013, 2012 and 2011, dividends per share held for the entire year were estimated to be taxable as follows:

	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.36	84.90%	$2.16	81.64%	$1.90	75.59%
Capital gains	0.17	6.23%	0.08	3.09%	0.10	3.97%
Return of capital	—	—%	—	—%	0.28	11.21%
Un-recaptured Section 1250 gain	0.25	8.87%	0.40	15.27%	0.23	9.23%
	$2.78	100.00%	$2.64	100.00%	$2.51	100.00%

We designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization, and deferral of gains on sold properties utilizing like kind exchanges under IRC section 1031.

Merger and Restructuring

On September 16, 2013, MAA formed MAA Arkansas REIT, LLC or MAA Ark through, the contribution of 11 properties owned directly by MAA. The transaction is intended to qualify as a tax-free contribution pursuant to IRC Section 351, and MAA Ark will elect REIT status for 2013.

As discussed above, on October 1, 2013, we completed our merger with Colonial. Pursuant to the merger agreement, OP Merger Sub merged with and into Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP. We believe that this transaction constitutes a tax free merger under IRC section 708. Immediately thereafter, MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger. We believe that this merger constitutes a tax free merger under IRC section 368(a). As a result of the tax free merger treatment, the merger transactions did not result in the recognition of gain to any holder of MAA, Colonial, MAALP, or Colonial LP.

On October 1, 2013, MAA re-identified hedging transactions for federal income tax purposes according to Reg. §1.1221-2(f) and all relevant state income tax purposes that were previously held by Colonial. This re-identification was made because the tax identity of Colonial changed by virtue of the merger into MAA. There were four hedging transactions re-identified for tax purposes, including the $50 million bullet interest rate swap with Wells Fargo Bank, N.A. ("Wells Fargo") with a fixed interest rate of 2.465%, the $200 million bullet interest rate swap with Wells Fargo with a fixed interest rate of 2.576%, the $50 million bullet interest rate swap with Wells Fargo with a fixed interest rate of 1.064%, and the $100 million bullet interest rate swap with Wells Fargo with a fixed interest rate of 1.133%.

Taxable REIT subsidiaries

We acquired the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc., or CPSI, through our merger with Colonial. As a result, CPSI’s tax attributes are now included in the MAA consolidated financial statements. As discussed above, a TRS is an entity which is not entitled to a dividends paid deduction and is subject to Federal, state, and local income taxes. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the company and engages in for-sale development activity. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in accompanying consolidated financial statements. We also hold certain undeveloped land through another TRS, MAA Copper Ridge, Inc. During the years ended December 31, 2013, 2012, and 2011, our TRSs recognized no income tax expense/(benefit).

CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. The net deferred tax assets of the Company, consisting of the net deferred tax assets of CPSI and the net-loss deferred tax asset acquired by MAA from Colonial, have been fully offset by a valuation allowance. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. We considered the four sources of taxable income that should be considered when determining whether a valuation allowance is required (from least to most subjective):

•	taxable income in prior carryback years, if carryback is permitted under the tax law;

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

The components of CPSI’s deferred income tax assets and liabilities were as follows (dollars in thousands):

December 31, 2013
Deferred tax assets:
Real estate asset basis differences	$27,014
Deferred revenue	19
Deferred expenses	15,261
Net operating loss carryforward	29,864
Accrued liabilities	4,168
$76,326
Deferred tax liabilities:
Real estate asset basis differences	(1,631)
$(1,631)
Net deferred tax assets, before valuation allowance	$74,695
Valuation allowance	(74,695)
Net deferred tax assets, included in other assets	$—

At December 31, 2013, CPSI had net operating loss carryforwards, or NOLs of approximately $68.8 million for income tax purposes that expire in years 2030 to 2033. Utilization of the Company’s net operating loss carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. CPSI generated approximately $1.5 million of losses for the post acquisition period ended December 31, 2013. As of December 31, 2013, MAA held net operating loss carryforwards of approximately $46.3 million for income tax purposes that expire in years 2018 to 2030. We may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.

The Company's reserve for uncertain tax positions was immaterial for the years ended December 31, 2013 and 2012. The Company accrues interest on unrecognized tax benefits as a component of income tax expense.

For the years ended December 31, 2013, 2012, 2011, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee. We now present the Texas margin-based tax as an income tax expense.

Tax years 2010 through 2013 are subject to examination. No tax examination is currently in process.

12.    SHAREHOLDERS' EQUITY OF MAA

On December 31, 2013, 74,830,726 shares of common stock of MAA and 4,227,384 partnership units in the Operating Partnership were issued and outstanding, representing a total of 79,058,110 shares and units. At December 31, 2012, 42,316,398 shares of common stock of MAA and 1,731,672 partnership units in the Operating Partnership were outstanding, representing a total of 44,048,070 shares and units. There were 356,143 outstanding options as of December 31, 2013 compared to zero outstanding options as of December 31, 2012. The reason for the increase in shares and units is due to the merger with Colonial Properties Trust. To complete the merger, on October 1, 2013, we issued 31,916,765 shares and 2,574,631 partnership units.

During the year ended December 31, 2013, 5,029 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the year ended December 31, 2012, 15,565 shares were acquired for these purposes.

Noncontrolling Interest

Noncontrolling interest in the accompanying consolidated financial statements relates to the limited partner ownership interest in the Operating Partnership who are the holders of the Class A limited partner units of the Operating Partnership, or Class A Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B general partner units of the Operating Partnership, or Class B Units. Net income is allocated to MAA and the noncontrolling interest based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A Units or Class B Units changes the ownership percentage of both the noncontrolling interest and MAA. The issuance of Class B Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B Units equal to the number of common stock shares issued. At each reporting period, the allocation between Total MAA shareholders’ equity and Noncontrolling interest is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

MAA’s Board of Directors established economic rights in respect to each Class A Unit that were equivalent to the economic rights in respect to each share of MAA common stock. The holders of Class A Units may redeem each of their units in exchange for one share of common stock in MAA or cash, at the option of MAA. At December 31, 2013, a total of 4,227,384 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,227,384 shares of MAA common stock or approximately $256,771,304, based on the closing price of MAA’s common stock on December 31, 2013 of $60.74 per share, at MAA’s option. At December 31, 2012, a total of 1,731,672 Class A Units were outstanding and redeemable to MAA by the holders of the units for 1,731,672 shares of MAA common stock or approximately $112,125,762, based on the closing price of MAA’s common stock on December 31, 2012 of $64.75 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the Class A Units as the per share distribution MAA pays in respect to the common stock. Operating Partnership net income for 2013, 2012 and 2011 was allocated approximately 4.6%, 4.5% and 5.3%, respectively, to holders of Class A Units and 95.4%, 95.5% and 94.7%, respectively, to MAA as the holder of all Class B Units.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s shareholders have the ability to reinvest all or part of their distributions from MAA’s stock and holders of Class A Units have the ability to reinvest all or part of their distributions from MAALP into MAA’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA has registered with the Securities and Exchange Commission the offer and sale of up to 7,600,000 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount.

Common stock shares totaling 10,924 in 2013, 14,260 in 2012, and 509,116 in 2011 were acquired by shareholders under the DRSPP. MAA did not offer a discount for optional cash purchases in 2013 or 2012; however, an average discount of 2.0% was offered for optional cash purchases in 2011.

At the Market Offering

On August 26, 2010, MAA and its Operating Partnership entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell up to a combined total of 6,000,000 shares of its common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM. The Company terminated this ATM program, and on February 25, 2013, as amended and restated as of November 19, 2013, MAA and its Operating Partnership entered into sales agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock with materially the same terms as the Company's previous sales agreements.

During the years ended December 31, 2013, 2012 and 2011, MAA sold 365,011 shares, 1,155,511 shares and 3,303,273 shares, respectively, of common stock for net proceeds of $24.8 million, $75.9 million and $204.5 million, respectively, through its ATM programs. The gross proceeds for these issuances were $25.1 million, $77.0 million and $207.7 million, respectively, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, there were 4,134,989 shares outstanding under MAA's ATM.

Stock Offerings

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120 million after underwriter discounts. The gross proceeds for this offering were approximately $124.1 million. We had no such offerings during the years ended December 31, 2013 or 2011.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. Through December 31, 2013, MAA has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42.0 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2013 under the plan.

13.    PARTNERS' CAPITAL OF MID-AMERICA APARTMENTS, L.P.

Operating Partnership Units

Interests in MAALP are represented by Operating Partnership Units, or OP Units. As of December 31, 2013, there were 79,058,110 OP Units outstanding, 74,830,726 or 94.7% of which were owned by MAA, MAALP's general partner. The remaining 4,227,384 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of December 31, 2012, there were 44,048,070 OP Units outstanding, 42,316,398 or 96.1% of which were owned by MAA and 1,731,672 of which were owned by the Class A Limited Partners. The increase in OP Units was due to the merger with Colonial Properties Trust. In order to complete the merger, on October 1, 2013, we issued 34,491,396 OP Units.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within the Partnership Agreement. Unless otherwise stated in the Partnership Agreement of MAALP, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of Operating Partnership cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. The general partner may delegate these and other powers granted if the general partner remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of December 31, 2013, a total of 4,227,384 Class A OP Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 74,830,726 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income is allocated to the general partner and limited partners based on their respective ownership percentages of the Operating Partnership. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to the Operating Partnership in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, the Operating Partnership generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of the Operating Partnership. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

At December 31, 2013, a total of 4,227,384 Class A OP Units were outstanding and redeemable for 4,227,384 shares of MAA common stock or approximately $256,771,304, based on the closing price of MAA’s common stock on December 31, 2013 of $60.74 per share, at MAA’s option. At December 31, 2012, a total of 1,731,672 Class A OP Units were outstanding and redeemable for 1,731,672 shares of MAA common stock or approximately $112,125,762, based on the closing price of MAA’s common stock on December 31, 2012 of $64.75 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

14.     EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 5.

401(k) Savings Plan

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA's Board of Directors has the discretion to approve matching contributions. MAA's contribution to this plan was approximately $675,000, $668,000 and $597,000 in 2013, 2012 and 2011, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in MAA’s 401(k) Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and MAA may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same as the earning assets in MAA’s 401(k) Plan. MAA’s match to this plan in 2013, 2012 and 2011 was approximately $46,000, $45,000 and $51,000, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

In 1998, MAA established the Non-Qualified Deferred Compensation Plan for Outside Company Directors, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by MAA as shares of MAA's common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of MAA's common stock or paid to them as cash at the market value as of the end of the year the director ceases to serve on the board.

During 2013, 2012 and 2011, directors deferred 7,173 shares, 5,549 shares and 5,328 shares of common stock, respectively, with weighted-average grant date fair values of $66.77, $66.12 and $64.55, respectively, into the Directors Deferred Compensation Plan.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares in 2013 or 2012; however, approximately $78,000 was recorded in accrued expenses and other liabilities at December 31, 2011.

Employee Stock Ownership Plan

MAA's Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each of our employees is eligible to participate in the ESOP after completing one year of service. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. MAA contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. The Company did not contribute to the ESOP during 2013, 2012 or 2011. As of December 31, 2013, there were 186,872 shares outstanding with a fair value of $11.4 million.

15.    LEASING OPERATIONS

Our business includes leasing and management of multifamily and commercial properties. For commercial properties owned by us, minimum rentals due in future periods under noncancelable operating leases extending beyond one year are $10.9 million, $9.6 million, $8.8 million, $7.2 million, and $6.5 million for the years ended December 31, 2014, 2015, 2016, 2017, and 2018, respectively. Minimum rentals thereafter are $57.7 million. The noncancelable leases are with tenants engaged in commercial operations in Alabama, Georgia, Louisiana, North Carolina, and Texas. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2013 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of our land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

16.     LEGAL PROCEEDINGS

Regatta Litigation

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of the Company's subsidiaries and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Plantation Point Litigation

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, are named defendants in a lawsuit arising out of alleged construction deficiencies with respect to condominium units at Plantation Point in Bluffton, South Carolina. Plantation Point was previously owned and operated by Colonial LP as a multi-family rental project by the name of the Ashley Plantation apartments. Colonial LP sold the property in 2005 to a third party, which then converted the property to condominiums and sold all 414 units. The lawsuit, filed on behalf of the condominium homeowners association and a class of unit owners, was filed in South Carolina state court (Beaufort County) in September 2011, against various parties involved in the development, construction and conversion of the Plantation Point property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking $24.7 million in damages resulting from, among other things, alleged construction deficiencies and misleading sales practices attributed to the third-party seller. The lawsuit is currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Williams Litigation

On June 19, 2013, a putative class action was filed in the Circuit Court for Jefferson County, Alabama captioned Williams v. Colonial Properties Trust, et al., No. 01-CV-2013-902416.00 (the “Williams Litigation”), seeking, among other things, to enjoin the previously announced combination of MAA and Colonial in accordance with the terms of the Agreement and Plan of Merger, dated June 3, 2013, by and among MAA, the Operating Partnership, Martha Merger Sub, LP, Colonial and Colonial LP. The complaint names as defendants Colonial, the ten members of Colonial’s board of trustees, Colonial LP, MAA, the Operating Partnership and OP Merger Sub. The original complaint contained two counts: The first alleges that Colonial’s trustees breached their fiduciary duties of care and loyalty in agreeing to the proposed merger because, among other things, they engaged in an unfair process, failed to maximize the Colonial shareholders’ consideration, and agreed to preclusive deal protection devices. The second count, against Colonial LP, MAA, the Operating Partnership and OP Merger Sub, alleges that those parties “aided and abetted” the alleged breaches of fiduciary duties by Colonial’s trustees. In addition to the injunction of the merger, the complaint seeks, among other things, to recover Plaintiff’s attorneys’ fees and costs, but it does not make a claim for monetary damages. On August 2, 2013, Plaintiff filed an amended complaint that re-asserted Plaintiff’s earlier claims and added a new claim that the Colonial trustees breached their duty of candor by not providing Colonial shareholders full and complete disclosures regarding the merger. On August 14, 2013, the parties to the Williams Litigation reached an agreement in principle to settle the Williams Litigation, in which (a) defendants agreed to make certain additional disclosures in the joint proxy statement/prospectus related to the merger, and (b) the parties agreed that they would use their best efforts to agree upon, execute and present to the court a stipulation of settlement which would, among other things, (i) provide for the conditional certification of a non-opt out settlement class pursuant to Alabama Rules of Civil Procedure 23(b)(1) and (b)(2) consisting generally of all record and beneficial holders of the common stock of Colonial from June 3, 2013 through and including the date of the closing of the parent merger (the “Settlement Class”) (ii) release all claims that members of the Settlement Class may have that were alleged in the Williams Litigation or otherwise arising out of or relating in any manner to the merger and (iii) dismiss the Williams Litigation with prejudice. The proposed settlement, including the payment by Colonial (or its successors) of Plaintiff’s attorneys’ fees awarded by the Court, is subject to, among other things, confirmatory discovery, agreement to a stipulation of settlement, and final court approval following notice to the Settlement Class. Based on the terms of the agreement in principle reached in the Williams Litigation, the Company will not pay any monetary damages to the Settlement Class and the only monetary obligation will be the payment of Plaintiff’s attorneys’ fees, to the extent approved by the Court, up to an immaterial amount agreed to by the parties.
On December 3, 2013, following the confirmatory discovery contemplated in the agreement in principle reached on August 14, 2013, the parties to the Williams Litigation executed a Stipulation of Settlement. On December 6, 2013, Plaintiff filed an unopposed motion for preliminary approval of class action settlement (“Motion for Preliminary Approval”), which attached as an exhibit the executed Stipulation of Settlement. On December 13, 2013, the Court held a hearing on Plaintiff’s Motion for Preliminary Approval and preliminarily approved the Settlement and issued an Order for Notice and Scheduling of Hearing on Settlement (“Order”). In the Order, the Court set the final Settlement approval hearing for March 6, 2014 and also directed that notice of the Settlement and preliminary approval be sent to all Settlement Class members within ten business days. Such notice was sent out to Settlement Class members as set forth in the Order.

Loss Contingencies

The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment, including with respect to the matters disclosed in this Note, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company's experience in similar matters, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. The Company's assessment of these factors may change over time as individual proceedings or claims progress. For matters where the Company is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

As of December 31, 2013 and December 31, 2012, the Company's accrual for loss contingencies was $11.9 million and $0.0 million in the aggregate, respectively.

17.    RELATED PARTY TRANSACTIONS

Pursuant to management contracts with the Company’s joint ventures, the Company manages the operations of the joint venture apartment communities for a fee of 4.00% to 4.25% of the revenues of the joint venture. The Company received approximately $647,000, $899,000 and $1,017,000 as management fees from the joint ventures in 2013, 2012 and 2011, respectively. The Company also received approximately $93,000, $346,000 and $426,000 in asset management fees in 2013, 2012 and 2011, respectively, and $1,000, $3,000 and $3,000 in construction management fees in 2013, 2012 and 2011, respectively, from our joint ventures. The Company had receivables from joint ventures totaling $1,800,000, $3,100,000, and $400,000, as of December 31, 2013, 2012, and 2011, respectively.

All cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a payable to its General Partner (MAA) of $19,000 and $617,000 at December 31, 2013 and 2012 respectively. The Partnership Agreement does not require that this due to/due from be settled in cash until liquidation of the Operating Partnership and therefore there is no regular settlement schedule for these amounts.

18.    EARNINGS FROM DISCONTINUED OPERATIONS

The nine properties that we sold in 2013, the nine properties sold during 2012, and the two properties sold during 2011 have been classified as discontinued operations in the Consolidated Statements of Operations. Two additional properties that were classified as held for sale during the fourth quarter of 2013 are classified as discontinued operations as well.

The following table lists the communities classified as discontinued operations for the year ended December 31, 2013:

Community	Number of Units/Sq. Ft.	Date Sold	Location	Operating Segment
Woodbridge at the Lake	188	May 15, 2013	Jacksonville, Florida	Large market same store
Savannahs at James Landing (1)	256	June 13, 2013	Melbourne, Florida	Secondary market same store
High Ridge	160	June 13, 2013	Athens, Georgia	Secondary market same store
TPC Jacksonville	440	June 20, 2013	Jacksonville, Florida	Large market same store
Marsh Oaks	120	August 15, 2013	Jacksonville, Florida	Large market same store
Three Oaks	240	September 11, 2013	Valdosta, Georgia	Secondary market same store
Wildwood	216	September 11, 2013	Thomasville, Georgia	Secondary market same store
Shenandoah Ridge	272	September 30, 2013	Augusta, Georgia	Secondary market same store
Whispering Pines	216	October 31, 2013	LaGrange, Georgia	Secondary market same store
Willow Creek	285	Held for Sale	Columbus, Georgia	Secondary market same store
Colonial Promenade Nord du Lac	282,946	Held for Sale	New Orleans, Louisiana	Non-same store and other

(1) Note that Savannahs at James Landing was owned by MAA and not MAALP. Based on such, its results of operations are only included in the discontinued operations of MAA, and not those of MAALP.

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Income from continuing operations:
Attributable to MAA	$36,146	$58,790	$27,435
Attributable to noncontrolling interest	1,131	2,414	1,267
Income from continuing operations	$37,277	$61,204	$28,702

Income from discontinued operations:
Attributable to MAA	$79,135	$46,433	$21,386
Attributable to noncontrolling interest	2,867	2,188	1,143
Income from discontinued operations	$82,002	$48,621	$22,529

The following is a summary of earnings from discontinued operations for MAA for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Revenues:
Rental revenues	$13,255	$27,598	$39,923
Other revenues	1,189	2,706	4,184
Total revenues	14,444	30,304	44,107
Expenses:
Property operating expenses	6,205	14,066	21,274
Depreciation and amortization	2,716	7,433	10,418
Interest expense	458	1,867	2,673
Total expenses	9,379	23,366	34,365
Income from discontinued operations before gain on sale	5,065	6,938	9,742
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	93	48	(12)
Gain on sale of discontinued operations	76,844	41,635	12,799
Income from discontinued operations	$82,002	$48,621	$22,529

The following is a summary of earnings from discontinued operations for MAALP for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Revenues:
Rental revenues	$12,202	$25,374	$37,760
Other revenues	1,099	2,514	3,990
Total revenues	13,301	27,888	41,750
Expenses:
Property operating expenses	5,709	12,997	20,219
Depreciation and amortization	2,480	6,880	9,854
Interest expense	458	1,858	2,578
Total expenses	8,647	21,735	32,651
Income from discontinued operations before gain on sale	4,654	6,153	9,099
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	93	48	(12)
Gain on sale of discontinued operations	65,520	41,635	12,799
Income from discontinued operations	$70,267	$47,836	$21,886

19.     SEGMENT INFORMATION

As of December 31, 2013, we owned or had an ownership interest in 275 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other generally includes recent acquisitions, communities in development or lease-up and communities that have been classified as held for sale. Also included in non same store communities are non multifamily activities which represent less than 1% of our portfolio.

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

A redevelopment community is a community with a specific plan in place to upgrade at least half of the community's units over a period of time with new finishes, fixtures, and appliances, among other upgrades.  These plans include spending a pre-defined amount of capital per unit to achieve a rent increase as a result of the upgrades.  We separately identify redevelopment communities that would cause a material distortion of normal same store operating results. Routine renovations occur at a property as items need to be replaced as a normal part of operations and is done with an expectation to maintain the current level of quality at the property. There is no specified plan in place for routine renovations.
Note that all properties acquired from Colonial have been placed in our Non-Same Store and Other operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.  Also note that management looks at segments for the parent company and does not breakout segments for the Operating Partnership, therefore the presentation below is for MAA only.

Revenues and NOI for each reportable segment for the years ended December 31, 2013, 2012 and 2011, were as follows (dollars in thousands):

	2013	2012	2011 (1)
Revenues
Large Market Same Store	$256,141	$243,721	$213,800
Secondary Market Same Store	207,572	201,834	187,202
Non-Same Store and Other	170,374	29,434	28,787
Total property revenues	634,087	474,989	429,789
Management fee income	647	899	1,017
Total operating revenues	$634,734	$475,888	$430,806

NOI
Large Market Same Store	$152,725	$143,060	$122,447
Secondary Market Same Store	123,787	119,764	108,024
Non-Same Store and Other	112,500	34,252	27,565
Total NOI	389,012	297,076	258,036
Discontinued operations NOI included above	(8,239)	(16,236)	(22,834)
Management fee income	647	899	1,017
Depreciation and amortization	(186,979)	(121,211)	(106,009)
Acquisition expense	(1,393)	(1,581)	(3,319)
Property management expense	(23,083)	(21,281)	(19,973)
General and administrative expense	(15,569)	(13,762)	(18,123)
Merger related expenses	(32,403)	—	—
Integration costs	(5,102)	—	—
Interest and other non-property income	488	430	802
Interest expense	(75,915)	(57,937)	(56,383)
Loss on debt extinguishment/modification	(426)	(654)	(755)
Amortization of deferred financing costs	(3,063)	(3,552)	(2,902)
Net casualty loss after insurance and other settlement proceeds	(143)	(6)	(619)
Income tax expense	(893)	(803)	(727)
Gain on sale of non-depreciable assets	—	45	1,084
Gain (loss) from real estate joint ventures	338	(223)	(593)
Discontinued operations	82,002	48,621	22,529
Net income attributable to noncontrolling interests	(3,998)	(4,602)	(2,410)
Net income attributable to MAA	$115,281	$105,223	$48,821

(1) The 2011 column shows the segment break down based on the 2012 same store portfolios. A comparison using the 2013 same store portfolio would not be comparative due to the nature of the classifications.

Assets for each reportable segment as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	December 31, 2013	December 31, 2012
Assets
Large Market Same Store	$1,252,575	$1,108,827
Secondary Market Same Store	796,697	654,315
Non-Same Store and Other	4,638,892	949,398
Corporate assets	153,761	38,528
Total assets	$6,841,925	$2,751,068

20.     SUBSEQUENT EVENTS

Acquisitions

On January 15, 2014, we closed on the purchase of the 312-unit Grand Cypress apartment community located in Cypress (Houston), Texas. This property was previously a part of our Fund II Joint Venture.

On January 31, 2014, we closed on the purchase of the 250-unit Venue at Stonebridge Ranch apartment community located in McKinney (Dallas), Texas. This property was previously a part of our Fund II Joint Venture.

Dispositions

On January 15, 2014, we closed on the sale of the 285-unit Willow Creek apartment community located in Columbus, Georgia.

21.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENT COMMUNITIES, INC. (UNAUDITED)

On October 1, 2013, we completed our previously announced merger with Colonial. The following table sets forth selected unaudited quarterly financial information for MAA. The results of operations of Colonial are included from the closing date of the merger, October 1, 2013, through the end of our fiscal year, December 31, 2013.
(Dollars in thousands except per share data)

	Year Ended December 31, 2013
	First	Second	Third	Fourth
Total operating revenues	$127,920	$131,801	$135,406	$239,607
Income from continuing operations before non-operating items	$36,847	$31,920	$32,405	$15,719
Interest expense	$(15,545)	$(15,189)	$(14,923)	$(30,258)
Gain from real estate joint ventures	$54	$47	$60	$177
Discontinued operations:
Income from discontinued operations before gain on sale	$1,782	$1,697	$972	$614
Gain on sale of discontinued operations	$—	$43,121	$28,788	$4,935
Consolidated net income (loss)	$22,005	$61,028	$46,056	$(9,810)
Net income (loss) attributable to noncontrolling interest	$825	$1,939	$1,772	$(538)
Net income (loss) available for MAA common shareholders	$21,180	$59,089	$44,284	$(9,272)

Per share:
Net income (loss) available per common share - basic	$0.50	$1.38	$1.04	$(0.12)
Net income (loss) available per common share - diluted	$0.50	$1.37	$1.04	$(0.12)
Dividend paid	$0.6950	$0.6950	$0.6950	$0.6950

	Year Ended December 31, 2012
	First	Second	Third	Fourth
Total operating revenues	$110,982	$116,729	$122,157	$126,020
Income from continuing operations before non-operating items	$28,353	$29,482	$30,477	$35,592
Interest expense	$(13,876)	$(13,971)	$(14,507)	$(15,583)
Loss from real estate joint ventures	$(31)	$(67)	$(72)	$(53)
Discontinued operations:
Income from discontinued operations before gain on sale	$2,061	$2,051	$1,046	$1,780
Gain on sale of discontinued operations	$9,429	$12,953	$16,092	$3,161
Consolidated net income	$25,068	$29,472	$32,078	$23,207
Net income attributable to noncontrolling interest	$1,178	$1,312	$1,212	$900
Net income available for MAA common shareholders	$23,890	$28,160	$30,866	$22,307

Per share:
Net income available per common share - basic	$0.60	$0.69	$0.74	$0.53
Net income available per common share - diluted	$0.60	$0.69	$0.74	$0.53
Dividend paid	$0.6600	$0.6600	$0.6600	$0.6600

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties into discontinued operations.

22.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENTS, L.P. (UNAUDITED)

On October 1, 2013, we completed our previously announced merger with Colonial. The following table sets forth selected unaudited quarterly financial information for MAALP. The results of operations of Colonial are included from the closing date of the merger, October 1, 2013, through the end of our fiscal year, December 31, 2013.
(Dollars in thousands except per unit data)

	Year Ended December 31, 2013
	First	Second	Third	Fourth
Total operating revenues	$127,920	$131,801	$135,406	$239,607
Income from continuing operations before non-operating items	$36,847	$31,920	$32,405	$15,719
Interest expense	$(15,545)	$(15,189)	$(14,923)	$(30,258)
Gain from real estate joint ventures	$54	$47	$60	$177
Discontinued operations:
Income from discontinued operations before gain on sale	$1,570	$1,511	$973	$600
Gain on sale of discontinued operations	$—	$31,779	$28,806	$4,935
Net income (loss) available for common unitholders	$21,793	$49,500	$46,075	$(9,824)

Per unit:
Net income (loss) available per common unit - basic	$0.49	$1.12	$1.04	$(0.12)
Net income (loss) available per common unit - diluted	$0.49	$1.12	$1.04	$(0.12)
Distribution paid	$0.6950	$0.6950	$0.6950	$0.6950

	Year Ended December 31, 2012
	First	Second	Third	Fourth
Total operating revenues	$110,982	$116,729	$122,157	$126,020
Income from continuing operations before non-operating items	$28,353	$29,482	$30,477	$35,592
Interest expense	$(13,876)	$(13,971)	$(14,507)	$(15,583)
Loss from real estate joint ventures	$(31)	$(67)	$(72)	$(53)
Discontinued operations:
Income from discontinued operations before gain on sale	$1,874	$1,863	$850	$1,566
Gain on sale of discontinued operations	$9,429	$12,953	$16,092	$3,161
Net income available for common unitholders	$24,881	$29,284	$31,882	$22,993

Per unit:
Net income available per common unit - basic	$0.60	$0.69	$0.75	$0.52
Net income available per common unit - diluted	$0.60	$0.69	$0.75	$0.52
Distribution paid	$0.6600	$0.6600	$0.6600	$0.6600

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties into discontinued operations.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

														Life used to compute depreciation in latest income statement (20)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2013 (19)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$548	$2,640	$29,390	$32,030	$(2,358)	$29,672	2009	1 - 40
Colonial Village at Inverness	Birmingham, AL	—		2,280	28,807	—	203	2,280	29,010	31,290	(328)	30,962	1986/87/90/97	1 - 40
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,769	22,079	—	94	3,769	22,173	25,942	(273)	25,669	2010	1 - 40
Colonial Village at Trussville	Birmingham, AL	—		3,409	31,813	—	132	3,409	31,945	35,354	(352)	35,002	1996/97	1 - 40
Eagle Ridge	Birmingham, AL	—	(1)	851	7,667	—	3,928	851	11,595	12,446	(6,467)	5,979	1986	1 - 40
Colonial Grand at Traditions	Gulf Shores, AL	—		3,218	25,162	—	173	3,218	25,335	28,553	(299)	28,254	2007	1 - 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	2,696	524	7,420	7,944	(4,235)	3,709	1987	1 - 40
Colonial Grand at Edgewater	Huntsville, AL	28,462		4,953	38,673	—	215	4,953	38,888	43,841	(402)	43,439	1990	1 - 40
Paddock Club Huntsville	Huntsville, AL	—		909	10,152	830	13,119	1,739	23,271	25,010	(11,469)	13,541	1993	1 - 40
Colonial Grand at Madison	Madison, AL	23,102		3,608	28,934	—	154	3,608	29,088	32,696	(333)	32,363	2000	1 - 40
Colonial Village at Ashford Place	Mobile, AL	—		1,152	6,195	—	(976)	1,152	5,219	6,371	(72)	6,299	1983	1 - 40
Colonial Village at Huntleigh Woods	Mobile, AL	—		1,192	8,202	—	(1,265)	1,192	6,937	8,129	(93)	8,036	1978	1 - 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	1,796	965	14,986	15,951	(6,442)	9,509	1999	1 - 40
Colonial Village at Cypress Village	Orange Beach, AL	—		1,293	12,238	—	62	1,293	12,300	13,593	(132)	13,461	2008	1 - 40
Colonial Grand at Liberty Park	Vestavia Hills, AL	18,531		3,930	30,977	—	1,086	3,930	32,063	35,993	(344)	35,649	2000	1 - 40
Calais Forest	Little Rock, AR	—		1,026	9,244	—	7,523	1,026	16,767	17,793	(9,748)	8,045	1987	1 - 40
Napa Valley	Little Rock, AR	—		960	8,642	—	4,547	960	13,189	14,149	(7,407)	6,742	1984	1 - 40
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	946	2,560	26,180	28,740	(1,881)	26,859	2006	1 - 40
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	26,600	2,626	26,600	29,226	(962)	28,264	2012	1 - 40
Westside Creek I & II	Little Rock, AR	—		1,271	11,463	—	7,051	1,271	18,514	19,785	(9,558)	10,227	1985	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	1,042	7,901	28,224	36,125	(5,311)	30,814	2007	1 - 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	661	2,668	15,238	17,906	(2,506)	15,400	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	1,692	12,741	49,393	62,134	(12,381)	49,753	2005	1 - 40
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,228	26,255	—	106	4,228	26,361	30,589	(284)	30,305	2001	1 - 40
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,620	20,273	—	91	3,620	20,364	23,984	(218)	23,766	1999	1 - 40
Colonial Grand at OldTown Scottsdale North	Scottsdale, AZ	—		3,918	29,556	—	123	3,918	29,679	33,597	(311)	33,286	2001	1 - 40

Colonial Grand at OldTown Scottsdale South	Scottsdale, AZ	—		3,918	22,071	—	102	3,918	22,173	26,091	(232)	25,859	2001	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	5,518	1,024	14,737	15,761	(9,246)	6,515	1985	1 - 40
Indigo Point	Brandon, FL	—	(1)	1,167	10,500	—	3,326	1,167	13,826	14,993	(7,014)	7,979	1989	1 - 40
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	4,141	2,896	30,252	33,148	(15,464)	17,684	1998	1 - 40
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,986	40,230	—	236	2,986	40,466	43,452	(423)	43,029	1999	1 - 40
Preserve at Coral Square	Coral Springs, FL	—	(3)	9,600	40,004	—	6,872	9,600	46,876	56,476	(15,323)	41,153	1996	1 - 40
Anatole	Daytona Beach, FL	6,758	(6)(17)	1,227	5,879	—	3,541	1,227	9,420	10,647	(5,874)	4,773	1986	1 - 40
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	2,788	1,800	18,667	20,467	(7,457)	13,010	1999	1 - 40
The Retreat at Magnolia Parke	Gainesville, FL	—		2,040	16,338	—	173	2,040	16,511	18,551	(1,505)	17,046	2009	1 - 40
Colonial Grand at Heathrow	Heathrow, FL	21,412		4,110	35,684	—	177	4,110	35,861	39,971	(394)	39,577	1997	1 - 40
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,087	4,000	20,582	24,582	(1,945)	22,637	2008	1 - 40
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,460	854	10,960	11,814	(6,912)	4,902	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	6,400	1,533	20,235	21,768	(11,126)	10,642	1987	1 - 40
Lakeside	Jacksonville, FL	—		1,430	12,883	—	9,320	1,430	22,203	23,633	(14,330)	9,303	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	35,052	—	4,017	4,047	39,069	43,116	(14,091)	29,025	2003	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	2,477	1,411	17,444	18,855	(7,306)	11,549	1998	1 - 40
St. Augustine	Jacksonville, FL	13,235	(16)(17)	2,857	6,475	—	6,479	2,857	12,954	15,811	(8,823)	6,988	1987	1 - 40
St. Augustine II	Jacksonville, FL	—	(1)	—	—	—	13,445	—	13,445	13,445	(1,684)	11,761	2008	1 - 40
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	375	6,417	36,444	42,861	(3,133)	39,728	2009	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	9,254	1,678	24,433	26,111	(14,210)	11,901	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	7,895	1,221	28,347	29,568	(15,596)	13,972	1989	1 - 40
Colonial Grand at Lake Mary	Lake Mary, FL	—		3,788	33,543	—	110	3,788	33,653	37,441	(323)	37,118	2012	1 - 40
Colonial Grand at Oval Park	Lake Mary, FL	—		1,263	11,654	—	39	1,263	11,693	12,956	(118)	12,838	2013	1 - 40
Colonial Grand at Town Park	Lake Mary, FL	33,818		5,754	56,562	—	251	5,754	56,813	62,567	(651)	61,916	2005	1 - 40
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,488	10,311	—	43	3,488	10,354	13,842	(116)	13,726	2004	1 - 40
Paddock Park Ocala	Ocala, FL	6,570	(2)(17)	2,284	21,970	—	5,118	2,284	27,088	29,372	(15,178)	14,194	1987	1 - 40
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	1,214	7,880	42,389	50,269	(1,937)	48,332	2006	1 - 40
Colonial Grand at Heather Glen	Orlando, FL	—		4,672	56,988	—	335	4,672	57,323	61,995	(593)	61,402	2000	1 - 40
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	3,330	893	17,606	18,499	(8,236)	10,263	2000	1 - 40
Colonial Village at Twin Lakes	Sanford, FL	26,243		3,097	47,793	—	194	3,097	47,987	51,084	(512)	50,572	2005	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	13,802	1,480	18,607	20,087	(10,043)	10,044	1992	1 - 40
Belmere	Tampa, FL	—	(1)	852	7,667	—	5,277	852	12,944	13,796	(8,682)	5,114	1984	1 - 40
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,107	927	12,462	13,389	(6,999)	6,390	1980	1 - 40
Village Oaks	Tampa, FL	—		2,738	19,055	153	1,358	2,891	20,413	23,304	(3,735)	19,569	2007	1 - 40

Colonial Grand at Hampton Preserve	Tampa, FL	—		6,246	69,535	—	223	6,246	69,758	76,004	(692)	75,312	2012	1 - 40
Colonial Grand at Seven Oaks	Wesley Chapel, FL	21,274		3,057	42,768	—	162	3,057	42,930	45,987	(428)	45,559	2004	1 - 40
Colonial Grand at Windermere	Windermere, FL	—		2,717	36,710	—	121	2,717	36,831	39,548	(359)	39,189	2009	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	29,574		6,900	26,613	—	(388)	6,900	26,225	33,125	(4,208)	28,917	2000	1 - 40
Allure at Brookwood	Atlanta, GA	—		11,168	52,758	—	1,033	11,168	53,791	64,959	(2,574)	62,385	2008	1 - 40
Allure in Buckhead Village Residential	Atlanta, GA	—		8,633	19,844	—	2,361	8,633	22,205	30,838	(1,231)	29,607	2002	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,441	—	2,746	6,875	34,187	41,062	(6,766)	34,296	1994	1 - 40
Bradford Pointe	Augusta, GA	—		772	6,949	—	3,106	772	10,055	10,827	(5,593)	5,234	1986	1 - 40
Westbury Creek	Augusta, GA	3,428	(11)(17)	400	3,626	—	1,822	400	5,448	5,848	(3,106)	2,742	1984	1 - 40
Fountain Lake	Brunswick, GA	—		502	4,551	—	2,897	502	7,448	7,950	(4,099)	3,851	1983	1 - 40
Whisperwood	Columbus, GA	—		4,286	42,722	—	18,048	4,286	60,770	65,056	(32,583)	32,473	1986	1 - 40
Terraces at Fieldstone	Conyers, GA	—		1,284	15,819	—	2,362	1,284	18,181	19,465	(7,340)	12,125	1999	1 - 40
Prescott	Duluth, GA	—	(4)	3,840	24,011	—	2,238	3,840	26,249	30,089	(8,765)	21,324	2001	1 - 40
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,964	15,707	—	105	1,964	15,812	17,776	(202)	17,574	1988	1 - 40
Colonial Grand at River Oaks	Duluth, GA	11,992		4,369	13,579	—	173	4,369	13,752	18,121	(225)	17,896	1992	1 - 40
Colonial Grand at River Plantation	Duluth, GA	—		2,063	19,158	—	118	2,063	19,276	21,339	(245)	21,094	1994	1 - 40
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,993	32,206	—	145	3,993	32,351	36,344	(413)	35,931	1997	1 - 40
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,767	32,202	—	169	6,767	32,371	39,138	(394)	38,744	1996	1 - 40
Colonial Grand at Mount Vernon	Dunwoody, GA	15,936		6,875	23,748	—	144	6,875	23,892	30,767	(249)	30,518	1997	1 - 40
Lanier	Gainesville, GA	15,558		3,560	22,611	—	2,924	3,560	25,535	29,095	(8,148)	20,947	1988	1 - 40
Lake Club	Gainesville, GA	—	(4)	3,150	18,383	—	1,367	3,150	19,750	22,900	(6,168)	16,732	2001	1 - 40
Colonial Grand at Shiloh	Kennesaw, GA	31,663		4,875	45,893	—	225	4,875	46,118	50,993	(529)	50,464	2002	1 - 40
Millstead Village	LaGrange, GA	—		3,100	29,240	—	(704)	3,100	28,536	31,636	(891)	30,745	1983	1 - 40
Austin Chase	Macon, GA	—		1,409	12,687	—	3,289	1,409	15,976	17,385	(8,206)	9,179	1996	1 - 40
The Vistas	Macon, GA	—		595	5,403	—	2,079	595	7,482	8,077	(4,330)	3,747	1985	1 - 40
Colonial Grand at Barrett Creek	Marietta, GA	19,772		5,673	26,186	—	117	5,673	26,303	31,976	(340)	31,636	1999	1 - 40
Colonial Grand at Godley Station	Pooler, GA	14,747		1,804	35,454	—	145	1,804	35,599	37,403	(358)	37,045	2001	1 - 40
Colonial Village at Godley Lake	Pooler, GA	—		1,754	30,893	—	105	1,754	30,998	32,752	(331)	32,421	2008	1 - 40
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	610	1,500	25,472	26,972	(2,282)	24,690	2009	1 - 40
Georgetown Grove	Savannah, GA	—	(3)	1,288	11,579	—	2,699	1,288	14,278	15,566	(7,558)	8,008	1997	1 - 40
Colonial Grand at Hammocks	Savannah, GA	—		2,446	36,863	—	158	2,446	37,021	39,467	(384)	39,083	1997	1 - 40
Colonial Village at Greentree	Savannah, GA	—		1,715	10,494	—	96	1,715	10,590	12,305	(178)	12,127	1994	1 - 40
Colonial Village at Huntington	Savannah, GA	—		2,526	8,223	—	58	2,526	8,281	10,807	(101)	10,706	1986	1 - 40
Colonial Village at Marsh Cove	Savannah, GA	—		5,242	8,555	—	60	5,242	8,615	13,857	(126)	13,731	1983	1 - 40

Oaks at Wilmington Island	Savannah, GA	—	(3)	2,910	25,315	—	2,267	2,910	27,582	30,492	(7,112)	23,380	1999	1 - 40
Huntington Chase	Warner Robins, GA	—	(3)	1,160	10,437	—	2,651	1,160	13,088	14,248	(6,198)	8,050	1997	1 - 40
Southland Station	Warner Robins, GA	—		1,470	13,284	—	3,709	1,470	16,993	18,463	(9,678)	8,785	1988	1 - 40
Terraces at Townelake	Woodstock, GA	—		1,331	11,918	1,688	20,881	3,019	32,799	35,818	(15,963)	19,855	1999	1 - 40
Fairways at Hartland	Bowling Green, KY	—		1,038	9,342	—	3,472	1,038	12,814	13,852	(7,262)	6,590	1996	1 - 40
Grand Reserve Lexington	Lexington, KY	—	(1)	2,024	31,525	—	2,188	2,024	33,713	35,737	(12,843)	22,894	2000	1 - 40
Lakepointe	Lexington, KY	—		411	3,699	—	2,305	411	6,004	6,415	(3,891)	2,524	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	3,372	694	9,614	10,308	(6,117)	4,191	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	4,504	900	12,601	13,501	(8,073)	5,428	1989	1 - 40
Stonemill Village	Louisville, KY	—		1,169	10,518	—	8,676	1,169	19,194	20,363	(11,721)	8,642	1985	1 - 40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	4,931	1,535	18,757	20,292	(11,321)	8,971	1989	1 - 40
Pear Orchard	Jackson, MS	—	(1)	1,351	12,168	—	8,045	1,351	20,213	21,564	(12,649)	8,915	1985	1 - 40
Reflection Pointe	Jackson, MS	5,692	(7)(17)	710	8,770	138	7,750	848	16,520	17,368	(9,659)	7,709	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	2,282	676	8,566	9,242	(3,242)	6,000	1974	1 - 40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	3,014	778	10,027	10,805	(6,205)	4,600	1989	1 - 40
Sutton Place	Southaven, MS	—		894	8,053	—	3,755	894	11,808	12,702	(7,264)	5,438	1991	1 - 40
Market Station	Kansas City, MO	—		5,814	46,241	—	317	5,814	46,558	52,372	(1,974)	50,398	2010	1 - 40
Colonial Village at Beaver Creek	Apex, NC	—		7,507	34,863	—	139	7,507	35,002	42,509	(351)	42,158	2007	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	4,750	900	12,849	13,749	(7,269)	6,480	1988	1 - 40
Waterford Forest	Cary, NC	—	(4)	4,000	20,250	—	2,486	4,000	22,736	26,736	(7,109)	19,627	1996	1 - 40
1225 South Church I	Charlotte, NC	—		4,780	22,342	—	234	4,780	22,576	27,356	(1,872)	25,484	2010	1 - 40
1225 South Church II	Charlotte, NC	—		4,832	—	—	22,275	4,832	22,275	27,107	(451)	26,656	2013	1 - 40
Colonial Grand at Ayrsley	Charlotte, NC	—		1,243	52,119	—	175	1,243	52,294	53,537	(479)	53,058	2008	1 - 40
Colonial Grand at Ayrsley II	Charlotte, NC	—		1,244	11,659	—	34	1,244	11,693	12,937	(121)	12,816	2013	1 - 40
Colonial Grand at Beverly Crest	Charlotte, NC	16,111		3,168	24,004	—	305	3,168	24,309	27,477	(250)	27,227	1996	1 - 40
Colonial Grand at Legacy Park	Charlotte, NC	—		2,897	28,272	—	185	2,897	28,457	31,354	(313)	31,041	2001	1 - 40
Colonial Grand at Mallard Creek	Charlotte, NC	16,250		4,601	27,713	—	109	4,601	27,822	32,423	(301)	32,122	2005	1 - 40
Colonial Grand at Mallard Lake	Charlotte, NC	18,342		3,257	31,389	—	221	3,257	31,610	34,867	(352)	34,515	1988	1 - 40
Colonial Grand at University Center	Charlotte, NC	—		1,623	17,499	—	68	1,623	17,567	19,190	(175)	19,015	2005	1 - 40
Colonial Village at Chancellor Park	Charlotte, NC	—		5,322	28,016	—	209	5,322	28,225	33,547	(292)	33,255	1999	1 - 40
Colonial Village at Charleston Place	Charlotte, NC	—		1,444	9,570	—	80	1,444	9,650	11,094	(120)	10,974	1986	1 - 40
Colonial Village at Greystone	Charlotte, NC	14,559		4,129	25,974	—	144	4,129	26,118	30,247	(264)	29,983	1998/2000	1 - 40
Colonial Village at South Tryon	Charlotte, NC	—		2,265	19,489	—	100	2,265	19,589	21,854	(216)	21,638	2002	1 - 40
Colonial Village at Stone Point	Charlotte, NC	—		2,145	11,564	—	91	2,145	11,655	13,800	(160)	13,640	1986	1 - 40

Colonial Village at Timber Crest	Charlotte, NC	12,142		2,907	17,192	—	141	2,907	17,333	20,240	(177)	20,063	2000	1 - 40
Enclave	Charlotte, NC	—		1,464	18,984	—	73	1,464	19,057	20,521	(168)	20,353	2008	1 - 40
Colonial Grand at Cornelius	Cornelius, NC	—		4,580	29,151	—	102	4,580	29,253	33,833	(323)	33,510	2009	1 - 40
Colonial Grand at Patterson Place	Durham, NC	15,971		2,595	27,126	—	107	2,595	27,233	29,828	(292)	29,536	1997	1 - 40
Colonial Village at Woodlake	Durham, NC	—		2,747	17,686	—	71	2,747	17,757	20,504	(207)	20,297	1996	1 - 40
Colonial Village at Deerfield	Durham, NC	—		3,278	15,609	—	79	3,278	15,688	18,966	(207)	18,759	1985	1 - 40
Colonial Grand at Research Park	Durham, NC	—		4,210	37,682	—	196	4,210	37,878	42,088	(424)	41,664	2002	1 - 40
Colonial Grand at Autumn Park	Greensboro, NC	—		4,191	26,214	—	140	4,191	26,354	30,545	(270)	30,275	2001/04	1 - 40
Colonial Grand at Huntersville	Huntersville, NC	15,239		4,260	31,948	—	(1,229)	4,260	30,719	34,979	(342)	34,637	2002	1 - 40
Colonial Village at Matthews	Matthews, NC	14,923		3,077	21,830	—	165	3,077	21,995	25,072	(265)	24,807	2008	1 - 40
Colonial Grand at Matthews Commons	Matthews, NC	—		3,698	28,536	—	108	3,698	28,644	32,342	(291)	32,051	2008	1 - 40
Colonial Grand at Arringdon	Morrisville, NC	20,087		6,414	31,134	—	139	6,414	31,273	37,687	(375)	37,312	2003	1 - 40
Colonial Grand at Brier Creek	Raleigh, NC	26,502		7,387	50,202	—	190	7,387	50,392	57,779	(509)	57,270	2010	1 - 40
Colonial Grand at Brier Falls	Raleigh, NC	—		6,586	48,910	—	170	6,586	49,080	55,666	(488)	55,178	2008	1 - 40
Colonial Grand at Crabtree Valley	Raleigh, NC	10,950		2,246	18,434	—	361	2,246	18,795	21,041	(187)	20,854	1997	1 - 40
Hue	Raleigh, NC	—		3,690	29,910	—	1,318	3,690	31,228	34,918	(3,031)	31,887	2009	1 - 40
Colonial Grand at Trinity Commons	Raleigh, NC	31,769		5,243	45,138	—	174	5,243	45,312	50,555	(514)	50,041	2000/02	1 - 40
Preserve at Brier Creek	Raleigh, NC	—		5,850	21,980	(19)	23,129	5,831	45,109	50,940	(10,088)	40,852	2004	1 - 40
Providence at Brier Creek	Raleigh, NC	—		4,695	29,007	—	932	4,695	29,939	34,634	(5,699)	28,935	2007	1 - 40
Colonial Grand at Wilmington	Wilmington, NC	27,105		4,201	25,121	—	131	4,201	25,252	29,453	(348)	29,105	1998/2002	1 - 40
Corners, The	Winston-Salem, NC	—		685	6,165	—	2,859	685	9,024	9,709	(6,313)	3,396	1982	1 - 40
Glen Eagles	Winston-Salem, NC	—		3,407	15,002	—	(380)	3,407	14,622	18,029	(177)	17,852	1990/2000	1 - 40
Colonial Village at Mill Creek	Winston-Salem, NC	—		2,356	7,354	—	79	2,356	7,433	9,789	(91)	9,698	1984	1 - 40
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,100	29,826	—	123	4,100	29,949	34,049	(340)	33,709	2009	1 - 40
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,919	25,643	—	108	4,919	25,751	30,670	(300)	30,370	2007	1 - 40
Colony at South Park	Aiken, SC	—	(1)	862	7,867	—	1,969	862	9,836	10,698	(3,725)	6,973	1982	1 - 40
Woodwinds	Aiken, SC	—		503	4,540	—	2,296	503	6,836	7,339	(3,902)	3,437	1988	1 - 40
Tanglewood	Anderson, SC	—		427	3,853	—	3,184	427	7,037	7,464	(4,541)	2,923	1980	1 - 40
Colonial Grand at Cypress Cove	Charleston, SC	—		3,617	28,645	—	123	3,617	28,768	32,385	(319)	32,066	2001	1 - 40
Colonial Village at Hampton Pointe	Charleston, SC	—		3,979	22,790	—	477	3,979	23,267	27,246	(259)	26,987	1986	1 - 40
Colonial Grand at Quarterdeck	Charleston, SC	—		922	24,097	—	58	922	24,155	25,077	(244)	24,833	1987	1 - 40
Colonial Village at Westchase	Charleston, SC	—		4,580	20,091	—	111	4,580	20,202	24,782	(259)	24,523	1985	1 - 40
River's Walk	Charleston, SC	—		5,200	—	—	28,189	5,200	28,189	33,389	(160)	33,229	2013	1 - 40
Fairways, The	Columbia, SC	7,488	(8)(17)	910	8,207	—	3,210	910	11,417	12,327	(7,051)	5,276	1992	1 - 40

Paddock Club Columbia	Columbia, SC	—	(1)	1,840		16,560	—	3,798	1,840	20,358	22,198	(11,466)	10,732	1991	1 - 40
Colonial Village at Windsor Place	Goose Creek, SC	—		1,324	—	14,163	—	67	1,324	14,230	15,554	(177)	15,377	1985	1 - 40
Highland Ridge	Greenville, SC	—		482		4,337	—	2,367	482	6,704	7,186	(3,939)	3,247	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304		11,740	—	3,842	1,304	15,582	16,886	(9,278)	7,608	1987	1 - 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200		10,800	—	2,042	1,200	12,842	14,042	(7,187)	6,855	1996	1 - 40

Park Haywood	Greenville, SC	—	(1)	325	2,925	35	4,643	360	7,568	7,928	(5,116)	2,812	1983	1 - 40
Spring Creek	Greenville, SC	—		597	5,374	(14)	2,975	583	8,349	8,932	(5,315)	3,617	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	8,365	(5)(17)	1,085	7,269	(2)	6,207	1,083	13,476	14,559	(8,243)	6,316	1988	1 - 40
Colonial Grand at Commerce Park	North Charleston, SC	—		2,786	33,966	—	121	2,786	34,087	36,873	(351)	36,522	2008	1 - 40
535 Brookwood	Simpsonville, SC	13,413		1,216	18,666	—	531	1,216	19,197	20,413	(2,351)	18,062	2008	1 - 40
Park Place	Spartanburg, SC	—		723	6,504	—	3,053	723	9,557	10,280	(5,537)	4,743	1987	1 - 40
Farmington Village	Summerville, SC	15,200		2,800	26,295	—	809	2,800	27,104	29,904	(5,778)	24,126	2007	1 - 40
Colonial Village at Waters Edge	Summerville, SC	—		2,107	9,187	—	123	2,107	9,310	11,417	(130)	11,287	1985	1 - 40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,632	—	2,902	1,131	13,534	14,665	(5,232)	9,433	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	8,954	—	2,236	972	11,190	12,162	(4,410)	7,752	1987	1 - 40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	3,082	217	5,039	5,256	(3,284)	1,972	1986	1 - 40
Windridge	Chattanooga, TN	5,383	(12)(17)	817	7,416	—	4,006	817	11,422	12,239	(6,311)	5,928	1984	1 - 40
Oaks, The	Jackson, TN	—		177	1,594	12	2,253	189	3,847	4,036	(2,527)	1,509	1978	1 - 40
Post House Jackson	Jackson, TN	4,919	(17)(18)	443	5,078	—	4,170	443	9,248	9,691	(5,215)	4,476	1987	1 - 40
Post House North	Jackson, TN	3,267	(9)(17)	381	4,299	(57)	2,866	324	7,165	7,489	(4,521)	2,968	1987	1 - 40
Bradford Chase	Jackson, TN	—		523	4,711	—	2,129	523	6,840	7,363	(4,379)	2,984	1987	1 - 40
Woods at Post House	Jackson, TN	—		240	6,839	—	2,684	240	9,523	9,763	(6,343)	3,420	1997	1 - 40
Greenbrook	Memphis, TN	27,853		2,100	24,468	25	26,986	2,125	51,454	53,579	(35,558)	18,021	1978	1 - 40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	9,256	1,148	19,593	20,741	(11,111)	9,630	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	14,392	1,498	34,875	36,373	(20,734)	15,639	1992	1 - 40
Park Estate	Memphis, TN	—		178	1,141	—	4,742	178	5,883	6,061	(4,396)	1,665	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	37,608	3,407	53,651	57,058	(19,319)	37,739	2000	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	2,305	915	17,079	17,994	(7,067)	10,927	1999	1 - 40
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	685	4,950	28,738	33,688	(2,191)	31,497	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	18,484		3,456	22,443	—	826	3,456	23,269	26,725	(2,797)	23,928	2008	1 - 40
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	6,718	1,191	17,457	18,648	(10,643)	8,005	1986	1 - 40
Colonial Grand at Bellevue	Nashville, TN	23,143		8,640	34,229	—	252	8,640	34,481	43,121	(405)	42,716	1996	1 - 40
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	4,863	2,963	38,536	41,499	(14,058)	27,441	2001	1 - 40
Monthaven Park	Nashville, TN	—	(3)	2,736	28,902	—	4,155	2,736	33,057	35,793	(11,952)	23,841	2000	1 - 40

Park at Hermitage	Nashville, TN	6,645	(13)(17)	1,524	14,800	—	7,900	1,524	22,700	24,224	(13,992)	10,232	1987	1 - 40
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	49,864	6,670	49,864	56,534	(1,748)	54,786	2012	1 - 40
Verandas at Sam Ridley	Nashville, TN	22,749		3,350	28,308	—	621	3,350	28,929	32,279	(3,412)	28,867	2009	1 - 40
Colonial Village at North Arlington	Arlington, TX	—		1,885	9,906	—	125	1,885	10,031	11,916	(116)	11,800	1985	1 - 40
Northwood	Arlington, TX	—		886	8,051	—	2,094	886	10,145	11,031	(3,896)	7,135	1980	1 - 40
Balcones Woods	Austin, TX	—		1,598	14,398	—	10,522	1,598	24,920	26,518	(14,746)	11,772	1983	1 - 40
Colonial Grand at Canyon Creek	Austin, TX	16,160		3,629	32,137	—	89	3,629	32,226	35,855	(343)	35,512	2008	1 - 40
Colonial Grand at Canyon Pointe	Austin, TX	—		3,786	20,201	—	92	3,786	20,293	24,079	(269)	23,810	2003	1 - 40
Colonial Grand at Double Creek	Austin, TX	—		3,138	29,375	—	95	3,138	29,470	32,608	(324)	32,284	2013	1 - 40
Colonial Grand at Onion Creek	Austin, TX	—		4,912	33,010	—	146	4,912	33,156	38,068	(361)	37,707	2009	1 - 40
Colonial Grand at Wells Branch	Austin, TX	—		3,094	32,283	—	118	3,094	32,401	35,495	(327)	35,168	1996	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—	(3)	3,150	11,393	—	2,616	3,150	14,009	17,159	(4,893)	12,266	1996	1 - 40
Colonial Village at Quarry Oaks	Austin, TX	27,898		4,631	34,461	—	171	4,631	34,632	39,263	(383)	38,880	1996	1 - 40
Legacy at Western Oaks	Austin, TX	31,591		9,100	49,339	—	(3,049)	9,100	46,290	55,390	(2,742)	52,648	2001	1 - 40
Silverado	Austin, TX	—	(3)	2,900	24,009	—	1,686	2,900	25,695	28,595	(7,120)	21,475	2003	1 - 40
Stassney Woods	Austin, TX	4,050	(14)(17)	1,621	7,501	—	5,856	1,621	13,357	14,978	(8,570)	6,408	1985	1 - 40
Travis Station	Austin, TX	3,585	(15)(17)	2,281	6,169	—	6,589	2,281	12,758	15,039	(7,626)	7,413	1987	1 - 40
Woods, The	Austin, TX	—		1,405	12,769	—	5,413	1,405	18,182	19,587	(6,943)	12,644	1977	1 - 40
Colonial Village at Shoal Creek	Bedford, TX	23,713		4,992	27,377	—	297	4,992	27,674	32,666	(327)	32,339	1996	1 - 40
Colonial Village at Willow Creek	Bedford, TX	27,479		3,115	33,488	—	183	3,115	33,671	36,786	(369)	36,417	1996	1 - 40
Colonial Grand at Hebron	Carrollton, TX	—		4,240	42,237	—	143	4,240	42,380	46,620	(413)	46,207	2011	1 - 40
Colonial Grand at Silverado	Cedar Park, TX	—		3,289	24,935	—	96	3,289	25,031	28,320	(264)	28,056	2005	1 - 40
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,959	31,705	—	(1,547)	3,959	30,158	34,117	(325)	33,792	2005	1 - 40
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	3,590	988	12,483	13,471	(6,741)	6,730	1986	1 - 40
Deer Run	Dallas, TX	—		1,252	11,271	—	4,470	1,252	15,741	16,993	(8,710)	8,283	1985	1 - 40
Grand Courtyard	Dallas, TX	—	(3)	2,730	22,240	—	1,842	2,730	24,082	26,812	(6,680)	20,132	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	828	5,016	41,919	46,935	(3,288)	43,647	2008	1 - 40
Colonial Reserve at Medical District	Dallas, TX	—		4,058	33,779	—	125	4,058	33,904	37,962	(314)	37,648	2007	1 - 40
Watermark	Dallas, TX	—	(4)	960	14,438	—	1,459	960	15,897	16,857	(5,445)	11,412	2002	1 - 40
Colonial Village at Main Park	Duncanville, TX	—		1,825	10,960	—	48	1,825	11,008	12,833	(134)	12,699	1984	1 - 40
Colonial Grand at Bear Creek	Euless, TX	25,038		6,466	30,048	—	149	6,466	30,197	36,663	(368)	36,295	1998	1 - 40
Colonial Grand at Fairview	Fairview, TX	—		2,176	35,077	—	136	2,176	35,213	37,389	(338)	37,051	2012	1 - 40
La Valencia at Starwood	Frisco, TX	21,718		3,240	26,069	—	521	3,240	26,590	29,830	(3,081)	26,749	2009	1 - 40
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,972	34,018	—	154	1,972	34,172	36,144	(332)	35,812	2013	1 - 40

Colonial Village at Grapevine	Grapevine, TX	—		2,356	29,757	—	194	2,356	29,951	32,307	(327)	31,980	1985/1986	1 - 40
Greenwood Forest	Houston, TX	18,536		3,465	23,482	—	(755)	3,465	22,727	26,192	(515)	25,677	1994	1 - 40
Legacy Pines	Houston, TX	—	(4)	2,157	19,066	(15)	3,142	2,142	22,208	24,350	(8,830)	15,520	1999	1 - 40
Reserve at Woodwind Lakes	Houston, TX	11,285		1,968	19,928	—	2,772	1,968	22,700	24,668	(6,147)	18,521	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	2,881	2,061	18,711	20,772	(4,948)	15,824	1996	1 - 40
Ranchstone	Houston, TX	—	(3)	1,480	14,807	—	1,975	1,480	16,782	18,262	(4,192)	14,070	1996	1 - 40
Cascade at Fall Creek	Humble, TX	—		3,230	19,926	—	894	3,230	20,820	24,050	(4,458)	19,592	2007	1 - 40
Chalet at Fall Creek	Humble, TX	—	(3)	2,755	20,085	—	657	2,755	20,742	23,497	(4,826)	18,671	2006	1 - 40
Bella Casita at Las Colinas	Irving, TX	—	(4)	2,521	26,432	—	674	2,521	27,106	29,627	(2,887)	26,740	2007	1 - 40
Remington Hills	Irving, TX	—		4,399	21,822	—	601	4,399	22,423	26,822	(260)	26,562	1984	1 - 40
Colonial Reserve at Las Colinas	Irving, TX	—		3,910	40,691	—	238	3,910	40,929	44,839	(380)	44,459	2006	1 - 40
Colonial Grand at Valley Ranch	Irving, TX	26,243		5,083	37,397	—	968	5,083	38,365	43,448	(413)	43,035	1997	1 - 40
Lane at Towne Crossing	Mesquite, TX	—		1,311	11,867	(8)	2,554	1,303	14,421	15,724	(5,592)	10,132	1983	1 - 40
Colonial Village at Oakbend	Lewisville, TX	22,527		5,610	28,616	—	165	5,610	28,781	34,391	(329)	34,062	1997	1 - 40
Colonial Village at Vista Ridge	Lewisville, TX	—		3,288	13,118	—	106	3,288	13,224	16,512	(168)	16,344	1985	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	2,126	1,130	30,184	31,314	(3,619)	27,695	2009	1 - 40
Highwood	Plano, TX	—		864	7,783	—	3,547	864	11,330	12,194	(6,516)	5,678	1983	1 - 40
Los Rios Park	Plano, TX	—		3,273	28,823	—	3,666	3,273	32,489	35,762	(12,187)	23,575	2000	1 - 40
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	4,673	3,382	31,603	34,985	(9,620)	25,365	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	(1)	21,052	4,165	21,052	25,217	(2,733)	22,484	2009	1 - 40
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,522	36,241	—	131	5,522	36,372	41,894	(382)	41,512	2009	1 - 40
Colonial Grand at Round Rock	Round Rock, TX	25,456		4,701	45,379	—	166	4,701	45,545	50,246	(464)	49,782	1997	1 - 40
Colonial Village at Sierra Vista	Round Rock, TX	11,333		2,566	16,488	—	76	2,566	16,564	19,130	(191)	18,939	1999	1 - 40
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	1,128	2,380	28,110	30,490	(2,924)	27,566	2009	1 - 40
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	826	5,450	46,784	52,234	(2,125)	50,109	2010	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	19,061		4,000	24,992	—	1,151	4,000	26,143	30,143	(3,703)	26,440	2009	1 - 40
Cypresswood Court	Spring, TX	—	(4)	576	5,190	—	3,275	576	8,465	9,041	(5,533)	3,508	1984	1 - 40
Villages at Kirkwood	Stafford, TX	—	(3)	1,918	15,846	—	2,051	1,918	17,897	19,815	(6,146)	13,669	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(4)	539	4,850	—	2,967	539	7,817	8,356	(5,071)	3,285	1984	1 - 40
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	1,052	5,280	32,393	37,673	(1,948)	35,725	2002	1 - 40
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,852	21,677	—	95	4,852	21,772	26,624	(224)	26,400	1980	1 - 40
Seasons at Celebrate Virginia	Fredericksburg, VA	—		6,960	32,083	—	276	6,960	32,359	39,319	(2,302)	37,017	2011	1 - 40
Seasons at Celebrate II	Fredericksburg, VA	—		7,530	37,534	—	3	7,530	37,537	45,067	(158)	44,909	2013	1 - 40
Station Square at Cosner's Corner	Fredericksburg, VA	—		8,580	35,700	—	115	8,580	35,815	44,395	(534)	43,861	2013	1 - 40

Colonial Village at Hampton Glen	Glen Allen, VA	—		4,861	21,678	—	106	4,861	21,784	26,645	(238)	26,407	1986	1 - 40
Colonial Village at West End	Glen Allen, VA	13,112		4,671	18,908	—	93	4,671	19,001	23,672	(200)	23,472	1987	1 - 40
Township	Hampton, VA	10,430	(10)(17)	1,509	8,189	—	8,578	1,509	16,767	18,276	(9,454)	8,822	1987	1 - 40
Colonial Village at Tradewinds	Hampton, VA	—		5,643	15,660	—	113	5,643	15,773	21,416	(174)	21,242	1988	1 - 40
Colonial Village at Waterford	Midlothian, VA	—		6,747	29,221	—	179	6,747	29,400	36,147	(331)	35,816	1989	1 - 40
Ashley Park	Richmond, VA	—		4,771	13,365	—	90	4,771	13,455	18,226	(171)	18,055	1988	1 - 40
Colonial Village at Chase Gayton	Richmond, VA	—		6,034	29,004	—	100	6,034	29,104	35,138	(327)	34,811	1984	1 - 40
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	1,776	4,930	37,374	42,304	(3,373)	38,931	2003	1 - 40
Colonial Village at Harbour Club	Virginia Beach, VA	—		3,490	14,796	—	73	3,490	14,869	18,359	(159)	18,200	1988	1 - 40
Total Residential Properties		1,107,341		822,370	5,738,844	4,924	784,734	827,294	6,523,578	7,350,872	(1,123,272)	6,227,600
Colonial Center Brookwood Village	Birmingham, AL	—		1,447	32,049	—	(455)	1,447	31,594	33,041	(303)	32,738	2007	1 - 40
Colonial Brookwood Village	Birmingham, AL	—		8,026	17,780	—	22	8,026	17,802	25,828	(199)	25,629	1973/91/00	1 - 40
Colonial Promenade Craft Farms	Gulf Shores, AL	—		2,775	5,109	—	1,863	2,775	6,972	9,747	(66)	9,681	2010	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		253	1,310	—	1,152	253	2,462	2,715	(115)	2,600	2009	1 - 40
Bella Casita at Las Colinas	Irving, TX	—		46	186	—	126	46	312	358	(30)	328	2007	1 - 40
Allure at Buckhead	Atlanta, GA	—		867	3,465	—	—	867	3,465	4,332	(192)	4,140	2002	1 - 40
1225 South Church	Charlotte, NC	—		43	199	9	242	52	441	493	(30)	463	2010	1 - 40
Total Commercial Properties		—		13,457	60,098	9	2,950	13,466	63,048	76,514	(935)	75,579
Brookwood West - Retail	Birmingham, AL	—		1,652	6,632	—	1,248	1,652	7,880	9,532	—	9,532	N/A	N/A
Colonial Promenade Huntsville (Phase II)	Huntsville, AL	—		6,113	5,113	—	598	6,113	5,711	11,824	—	11,824	N/A	N/A
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	—		1,309	7,996	—	1,061	1,309	9,057	10,366	—	10,366	N/A	N/A
Colonial Grand at Randal Lakes	Orlando, FL	—		5,671	50,553	—	(803)	5,671	49,750	55,421	—	55,421	N/A	N/A
Colonial Reserve at South End	Charlotte, NC	—		4,639	44,282	—	6,579	4,639	50,861	55,500	—	55,500	N/A	N/A
Colonial Grand at Bellevue (Phase II)	Nashville, TN	—		8,672	4,549	—	2,913	8,672	7,462	16,134	—	16,134	N/A	N/A
220 Riverside	Jacksonville, FL	—		2,500	—	—	14,975	2,500	14,975	17,475	—	17,475	N/A	N/A
Total Active Development Properties		—		30,556	119,125	—	26,571	30,556	145,696	176,252	—	176,252
Total Properties		1,107,341		866,383	5,918,067	4,933	814,255	871,316	6,732,322	7,603,638	(1,124,207)	6,479,431
Total Land Held for Future Developments		—		63,951	—	(101)	—	63,850	—	63,850	—	63,850	N/A	N/A
Corporate Properties		—		—	—	—	21,631	—	21,631	21,631	(14,108)	7,523	Various	1-40
Total Other		—		63,951	—	(101)	21,631	63,850	21,631	85,481	(14,108)	71,373
Total Real Estate Assets, net of Joint Ventures		$1,107,341		$930,334	$5,918,067	$4,832	$835,886	$935,166	$6,753,953	$7,689,119	$(1,138,315)	$6,550,804

(1)
Encumbered by a $571.8 million Fannie Mae facility, with $345.8 million available and $345.8 million outstanding with a variable interest rate of 1.33% on which there exist four interest rate swap agreements totaling $125 million at an average rate of 4.62% and six interest rate caps totaling $165 million at an average rate of 4.58% at December 31, 2013.

(2)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on October 24, 2017.

(3)
Encumbered by a $200 million Freddie Mac facility, with $198.2 million available and an outstanding balance of $198.2 million and a variable interest rate of 0.73% on which there exists seven interest rate swap agreements totaling $94 million at an average rate of 4.58% and a $15 million interest rate cap of 5% at December 31, 2013.

(4)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(5)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 4.50% which terminates on March 1, 2014.

(6)	Encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% and maturing on October 15, 2017.

(7)	Encumbered by $5.7 million in bonds on which there exists a $5.7 million interest rate cap of 6.00% which terminates on October 31, 2017.

(8)	Encumbered by $7.5 million in bonds on which there exists a $7.5 million interest rate cap of 6.00% which terminates on October 31, 2017.

(9)	Encumbered by $3.3 million in bonds on which there exists a $3.3 million interest rate cap of 6.00% which terminates on October 31, 2017.

(10)	Encumbered by $10.4 million in bonds on which there exists a $10.4 million interest rate cap of 6.00% and maturing on October 15, 2017.

(11)
Encumbered by $3.4 million in bonds with $0.5 million having a variable rate of 0.908% and $2.9 million with a variable rate of 0.867% on which there exists a $2.9 million interest rate cap of 6.00% which terminates on May 31, 2018.

(12)
Encumbered by $5.4 million in bonds, $0.5 million having a variable rate of 0.908% and $4.9 million with a variable rate of 0.867% on which there exists a $4.9 million interest rate cap of 6.00% which terminates on May 31, 2018.

(13)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(14)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2016.

(15)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(16)	Encumbered by $13.2 million in bonds on which exists a $13.2 million interest rate cap of 4.50% which terminates on March 1, 2014.

(17)
Also encumbered by a $17.9 million FNMA facility maturing on March 1, 2014 with a variable interest rate of 0.80% on which there exists a $11.7 million interest rate cap of 5.00% which terminates on March 1, 2014, and a $6.2 million interest rate cap of 4.50% which terminates on March 1, 2014.

(18)	Encumbered by $4.9 million in bonds on which there exists a $4.9 million interest rate cap of 4.50% which terminates on March 1, 2014.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate Investments and Accumulated Depreciation
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Real estate investments:
Balance at beginning of year	$3,729,706	$3,379,929	$2,941,261
Acquisitions (1)	3,999,895	344,869	362,745
Less: FMV of Leases included in Acquisitions	(51,728)	(3,144)	(3,829)
Improvement and development	130,824	134,118	104,705
Assets held for sale	(4,897)	—	—
Disposition of real estate assets (2)	(114,681)	(126,066)	(24,953)
Balance at end of year	$7,689,119	$3,729,706	$3,379,929

Accumulated depreciation:
Balance at beginning of year	$1,040,473	$973,126	$873,903
Depreciation	165,885	124,691	112,726
Assets held for sale	(6,164)	—	—
Disposition of real estate assets (2)	(61,879)	(57,344)	(13,503)
Balance at end of year	$1,138,315	$1,040,473	$973,126

MAA's consolidated balance sheet at December 31, 2013, 2012, and 2011, includes accumulated depreciation of $14,108,000, $12,855,000, and $11,402,000, respectively, in the caption "Corporate properties, net".

(1) Includes non-cash activity related to the Colonial merger.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.