Form 10-Q
period 2014-03-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2014-05-02
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-12762 (Mid-America Apartment Communities, Inc.)
Commission File Number 333-190028-01 (Mid-America Apartments, L.P.)

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.
(Exact name of registrant as specified in its charter)

Tennessee (Mid-America Apartment Communities, Inc.)	62-1543819
Tennessee (Mid-America Apartments, L.P.)	62-1543816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6584 Poplar Avenue, Memphis, Tennessee, 38138
(Address of principal executive offices) (Zip Code)

(901) 682-6600
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☑
Mid-America Apartments, L.P.	YES ☐	NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	April 28, 2014
Common Stock, $0.01 par value	75,009,068

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. MAA and its 94.7% owned subsidiary, MAALP, are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this report to “MAA” refers only to Mid-America Apartment Communities, Inc., and not to any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including the Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”.

As of March 31, 2014, MAA owned 75,009,303 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the quarterly reports on Form 10-Q of MAA and the Operating Partnership, including the notes to the consolidated financial statements, into this single report results in the following benefits:

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

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the limited partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partner interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of partnership units.

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

In order to highlight the material differences between MAA and the Operating Partnership, this Report includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the consolidated financial statements in Item 1 of this report;

•
certain accompanying notes to the financial statements, including Note 3 - Earnings per Common Share of MAA and Note 4 - Earnings per OP Unit of MAALP; and Note 10 - Shareholders' Equity of MAA and Note 11 - Partners' Capital of MAALP;

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$862,833	$871,316
Buildings and improvements	6,467,714	6,366,701
Furniture, fixtures and equipment	201,361	199,573
Development and capital improvements in progress	103,100	166,048
	7,635,008	7,603,638
Less accumulated depreciation	(1,191,115)	(1,124,207)
	6,443,893	6,479,431

Undeveloped land	59,191	63,850
Corporate properties, net	7,919	7,523
Investments in real estate joint ventures	2,982	5,499
Real estate assets, net	6,513,985	6,556,303

Cash and cash equivalents	121,901	89,333
Restricted cash	37,876	44,361
Deferred financing costs, net	16,304	17,424
Other assets	57,356	91,637
Goodwill	4,106	4,106
Assets held for sale	34,135	38,761
Total assets	$6,785,663	$6,841,925

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,785,161	$1,790,935
Unsecured notes payable	1,677,898	1,681,783
Accounts payable	15,174	15,067
Fair market value of interest rate swaps	17,937	20,015
Accrued expenses and other liabilities	197,997	206,190
Security deposits	9,522	9,270
Liabilities associated with assets held for sale	—	78
Total liabilities	3,703,689	3,723,338

Redeemable stock	4,828	5,050

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,009,303 and 74,830,726 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (1)	749	747
Additional paid-in capital	3,604,117	3,599,549
Accumulated distributions in excess of net income	(694,150)	(653,593)
Accumulated other comprehensive income	2,691	108
Total MAA shareholders' equity	2,913,407	2,946,811
Noncontrolling interest	163,739	166,726
Total equity	3,077,146	3,113,537
Total liabilities and equity	$6,785,663	$6,841,925

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2014 and December 31, 2013 are 77,312 and 83,139, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2014 and 2013
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Operating revenues:
Rental revenues	$220,988	$117,705
Other property revenues	22,402	10,038
Total property revenues	243,390	127,743
Management fee income	97	177
Total operating revenues	243,487	127,920
Property operating expenses:
Personnel	24,909	13,981
Building repairs and maintenance	6,399	3,129
Real estate taxes and insurance	31,131	15,488
Utilities	13,478	6,565
Landscaping	5,408	2,866
Other operating	16,038	8,492
Depreciation and amortization	90,013	32,195
Total property operating expenses	187,376	82,716
Acquisition expense	11	10
Property management expenses	7,011	5,108
General and administrative expenses	4,342	3,239
Merger related expenses	2,076	—
Integration related expenses	3,842	—
Income from continuing operations before non-operating items	38,829	36,847
Interest and other non-property income	160	47
Interest expense	(30,676)	(15,545)
Loss on debt extinguishment/modification	—	(169)
Amortization of deferred financing costs	(1,311)	(804)
Net casualty (loss) gain after insurance and other settlement proceeds	(10)	16
Income before income tax expense	6,992	20,392
Income tax expense	(270)	(223)
Income from continuing operations before (loss) gain from real estate joint ventures	6,722	20,169
(Loss) gain from real estate joint ventures	(24)	54
Income from continuing operations	6,698	20,223
Discontinued operations:
Income from discontinued operations before gain on sale	416	1,782
Net casualty loss after insurance and other settlement proceeds on discontinued operations	(2)	—
Gain on sale of discontinued operations	5,481	—
Income before gain on sale of properties	12,593	22,005
Gain on sale of depreciable assets excluded from discontinued operations	2,564	—
Gain on sale of non-depreciable assets	557	—
Consolidated net income	15,714	22,005
Net income attributable to noncontrolling interests	848	825
Net income available for MAA common shareholders	$14,866	$21,180

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.12	$0.46
Discontinued property operations	0.08	0.04
Net income available for common shareholders	$0.20	$0.50

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$0.12	$0.46
Discontinued property operations	0.08	0.04
Net income available for common shareholders	$0.20	$0.50

Dividends declared per common share	$0.7300	$0.6950
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Consolidated net income	$15,714	$22,005
Other comprehensive income:
Unrealized losses from the effective portion of derivative instruments	(997)	(179)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	3,725	4,545
Total comprehensive income	18,442	26,371
Less: comprehensive income attributable to noncontrolling interests	(992)	(1,003)
Comprehensive income attributable to MAA	$17,450	$25,368

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$15,714	$22,005
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(6)	(10)
Depreciation and amortization	91,469	34,237
Stock compensation expense	948	630
Exercise of stock options	1,775	—
Redeemable stock issued	145	159
Amortization of debt premium	(7,402)	(225)
Loss (gain) from investments in real estate joint ventures	24	(54)
Loss on debt extinguishment	—	169
Derivative interest expense	427	267
Gain on sale of non-depreciable assets	(557)	—
Gain on sale of depreciable assets	(2,564)	—
Gain on sale of discontinued operations	(5,481)	—
Net casualty loss (gain) and other settlement proceeds	12	(16)
Changes in assets and liabilities:
Restricted cash	16,783	159
Other assets	5,664	(3,466)
Accounts payable	106	1,086
Accrued expenses and other	(3,465)	(12,985)
Security deposits	240	161
Net cash provided by operating activities	113,832	42,117
Cash flows from investing activities:
Purchases of real estate and other assets	(49,450)	(32,561)
Normal capital improvements	(10,502)	(8,701)
Construction capital and other improvements	(1,843)	(576)
Renovations to existing real estate assets	(1,356)	(2,187)
Development	(16,279)	(12,240)
Distributions from real estate joint ventures	8,865	4,964
Contributions to real estate joint ventures	—	(16)
Proceeds from disposition of real estate assets	93,127	76
Funding of escrow for future acquisitions	(10,298)	—
Net cash provided by (used in) investing activities	12,264	(51,241)
Cash flows from financing activities:
Net change in credit lines	(17,936)	19,000
Proceeds from notes payable	344	—
Principal payments on notes payable	(17,986)	(1,370)
Payment of deferred financing costs	(145)	(120)
Repurchase of common stock	(285)	(673)
Proceeds from issuances of common shares	227	22,058
Distributions to noncontrolling interests	(3,086)	(1,204)
Dividends paid on common shares	(54,661)	(29,418)
Net cash (used in) provided by financing activities	(93,528)	8,273
Net increase (decrease) in cash and cash equivalents	32,568	(851)
Cash and cash equivalents, beginning of period	89,333	9,075
Cash and cash equivalents, end of period	$121,901	$8,224

Supplemental disclosure of cash flow information:
Interest paid	$30,408	$16,400
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$744	$443
Accrued construction in progress	$9,971	$7,126
Interest capitalized	$513	$448
Marked-to-market adjustment on derivative instruments	$2,300	$4,096
Fair value adjustment on debt assumed	$1,651	$—
Loan assumption	$31,692	$—
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(Dollars in thousands, except unit data)

	March 31, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$862,833	$871,316
Buildings and improvements	6,467,714	6,366,701
Furniture, fixtures and equipment	201,361	199,573
Development and capital improvements in progress	103,100	166,048
	7,635,008	7,603,638
Less accumulated depreciation	(1,191,115)	(1,124,207)
	6,443,893	6,479,431

Undeveloped land	59,191	63,850
Corporate properties, net	7,919	7,523
Investments in real estate joint ventures	2,982	5,499
Real estate assets, net	6,513,985	6,556,303

Cash and cash equivalents	121,901	89,333
Restricted cash	37,876	44,361
Deferred financing costs, net	16,304	17,424
Other assets	57,356	91,637
Goodwill	4,106	4,106
Assets held for sale	34,135	38,761
Total assets	$6,785,663	$6,841,925

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,785,161	$1,790,935
Unsecured notes payable	1,677,898	1,681,783
Accounts payable	15,174	15,067
Fair market value of interest rate swaps	17,937	20,015
Accrued expenses and other liabilities	197,997	206,190
Security deposits	9,522	9,270
Due to general partner	19	19
Liabilities associated with assets held for sale	—	78
Total liabilities	3,703,708	3,723,357

Redeemable units	4,828	5,050

Capital:
General partner: 75,009,303 OP Units outstanding at March 31, 2014 and 74,830,726 OP Units outstanding at December 31, 2013 (1)	2,910,649	2,946,598
Limited partners: 4,208,526 OP Units outstanding at March 31, 2014 and 4,227,384 OP Units outstanding at December 31, 2013 (1)	163,577	166,746
Accumulated other comprehensive income	2,901	174
Total capital	3,077,127	3,113,518
Total liabilities and capital	$6,785,663	$6,841,925

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at March 31, 2014 and December 31, 2013 are 77,312 and 83,139, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2014 and 2013
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2014	2013
Operating revenues:
Rental revenues	$220,988	$117,705
Other property revenues	22,402	10,038
Total property revenues	243,390	127,743
Management fee income	97	177
Total operating revenues	243,487	127,920
Property operating expenses:
Personnel	24,909	13,981
Building repairs and maintenance	6,399	3,129
Real estate taxes and insurance	31,131	15,488
Utilities	13,478	6,565
Landscaping	5,408	2,866
Other operating	16,038	8,492
Depreciation and amortization	90,013	32,195
Total property operating expenses	187,376	82,716
Acquisition expense	11	10
Property management expenses	7,011	5,108
General and administrative expenses	4,342	3,239
Merger related expenses	2,076	—
Integration related expenses	3,842	—
Income from continuing operations before non-operating items	38,829	36,847
Interest and other non-property income	160	47
Interest expense	(30,676)	(15,545)
Loss on debt extinguishment/modification	—	(169)
Amortization of deferred financing costs	(1,311)	(804)
Net casualty (loss) gain after insurance and other settlement proceeds	(10)	16
Income before income tax expense	6,992	20,392
Income tax expense	(270)	(223)
Income from continuing operations before (loss) gain from real estate joint ventures	6,722	20,169
(Loss) gain from real estate joint ventures	(24)	54
Income from continuing operations	6,698	20,223
Discontinued operations:
Income from discontinued operations before gain on sale	416	1,570
Net casualty loss after insurance and other settlement proceeds on discontinued operations	(2)	—
Gain on sale of discontinued operations	5,481	—
Income before gain on sale of properties	12,593	21,793
Gain on sale of depreciable assets excluded from discontinued operations	2,564	—
Gain on sale of non-depreciable assets	557	—
Net income available for Mid-America Apartments, L.P. common unitholders	$15,714	$21,793

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.12	$0.46
Income from discontinued operations available for common unitholders	0.08	0.03
Net income available for common unitholders	$0.20	$0.49

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.12	$0.46
Income from discontinued operations available for common unitholders	0.08	0.03
Net income available for common unitholders	$0.20	$0.49

Distributions declared per common unit	$0.7300	$0.6950

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Consolidated net income	$15,714	$21,793
Other comprehensive income:
Unrealized losses from the effective portion of derivative instruments	(997)	(179)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	3,725	4,545
Comprehensive income attributable to Mid-America Apartments, L.P.	$18,442	$26,159

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$15,714	$21,793
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(6)	(10)
Depreciation and amortization	91,469	34,095
Stock compensation expense	948	630
Exercise of unit options	1,775	—
Redeemable units issued	145	159
Amortization of debt premium	(7,402)	(225)
Loss (gain) from investments in real estate joint ventures	24	(54)
Loss on debt extinguishment	—	169
Derivative interest expense	427	261
Gain on sale of non-depreciable assets	(557)	—
Gain on sale of depreciable assets	(2,564)	—
Gain on sale of discontinued operations	(5,481)	—
Net casualty loss (gain) and other settlement proceeds	12	(16)
Changes in assets and liabilities:
Restricted cash	16,783	160
Other assets	5,664	(2,339)
Accounts payable	106	1,097
Accrued expenses and other	(3,465)	(14,837)
Security deposits	240	160
Net cash provided by operating activities	113,832	41,043
Cash flows from investing activities:
Purchases of real estate and other assets	(49,450)	(32,561)
Normal capital improvements	(10,502)	(8,667)
Construction capital and other improvements	(1,843)	(576)
Renovations to existing real estate assets	(1,356)	(2,187)
Development	(16,279)	(12,240)
Distributions from real estate joint ventures	8,865	4,964
Contributions to real estate joint ventures	—	(16)
Proceeds from disposition of real estate assets	93,127	76
Funding of escrow for future acquisitions	(10,298)	—
Net cash provided by (used in) investing activities	12,264	(51,207)
Cash flows from financing activities:
Advances from general partner	—	1,180
Net change in credit lines	(17,936)	19,000
Proceeds from notes payable	344	—
Principal payments on notes payable	(17,986)	(1,370)
Payment of deferred financing costs	(145)	(120)
Repurchase of common units	(285)	(673)
Proceeds from issuances of common units	227	22,058
Distributions paid on common units	(57,747)	(30,622)
Net cash (used in) provided by financing activities	(93,528)	9,453
Net increase (decrease) in cash and cash equivalents	32,568	(711)
Cash and cash equivalents, beginning of period	89,333	8,934
Cash and cash equivalents, end of period	$121,901	$8,223

Supplemental disclosure of cash flow information:
Interest paid	$30,408	$16,400
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$9,971	$7,126
Interest capitalized	$513	$448
Marked-to-market adjustment on derivative instruments	$2,300	$4,096
Fair value adjustment on debt assumed	$1,651	$—
Loan assumption	$31,692	$—
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

1.           Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to “MAA” refers only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”.

As of March 31, 2014, MAA owned 75,009,303 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Each redeemable OP Unit may be redeemed by the holder thereof for either cash equal to the fair market value of one share of common stock of MAA at the time of such redemption or, at the option of MAA, one share of common stock of MAA.

Organization and Formation of Mid-America Apartment Communities, Inc.

On October 1, 2013, MAA acquired Colonial Properties Trust, or Colonial, when Colonial was merged with and into MAA, with MAA being the surviving entity of the merger, pursuant to an agreement and plan of merger, which is referred to as the parent merger and Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of MAALP, merged with and into Colonial Realty Limited Partnership, or Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP, which is referred to as the partnership merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in MAALP at the 0.36 conversion rate. The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013 going forward.

As of March 31, 2014, we owned and operated 269 apartment communities comprising 82,730 apartments located in 14 states principally through the Operating Partnership and we also owned an interest in the following unconsolidated real estate joint ventures:

	Percent Owned	Number of Units/Square Feet
Multifamily:
Mid-America Multifamily Fund II, LLC (Fund II)	33.33%	594	(1)
Belterra	10.00%	288	(2)
McKinney	25.00%	—	(3)

Commercial:
Land Title Building	33.30%	29,971

(1) This joint venture is comprised of two apartment communities.
(2) This joint venture is not managed by MAA and is not included in our property totals.
(3) This joint venture consists of undeveloped land.

As of March 31, 2014, we had four development communities under construction totaling 999 units, with 305 units completed. Total expected costs for the development projects are $146.0 million, of which $98.7 million has been incurred to date. We expect to complete construction on all four projects by the first quarter of 2015. Four of our multifamily properties include retail components with approximately 100,000 square feet of gross leasable area. We also have three wholly owned commercial properties, which we acquired through our merger with Colonial with approximately 287,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

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

2.     Business Combinations

Merger of MAA and Colonial

On October 1, 2013, we completed our merger with Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of our Operating Partnership, merged with and into Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of our Operating Partnership, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the agreement and plan of merger entered into on June 3, 2013 among MAA, our Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in our Operating Partnership at the 0.36 conversion rate.

As part of the merger, we acquired 115 wholly owned apartment communities encompassing 34,370 units principally located in the Southeast and Southwest regions of the United States. In addition to the apartment communities, we also acquired four commercial properties totaling approximately 806,000 square feet. The additions have caused us to nearly double in size as a result of the merger. The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, going forward.

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

The purchase price was allocated as follows (in thousands):

Land	$469,396
Buildings and improvements	3,075,642
Furniture, fixtures and equipment	96,377
Development and capital improvements in progress	113,368
Undeveloped land	58,400
Properties held for sale	33,300
Lease intangible assets	57,946
Cash and cash equivalents	63,454
Restricted cash	6,825
Deferred costs and other assets, excluding lease intangible assets	87,713
Total assets acquired	4,062,421

Notes payable	(1,759,550)
Fair market value of interest rate swaps	(14,961)
Accounts payable, accrued expenses, and other liabilities	(125,034)
Total liabilities assumed, including debt	(1,899,545)

Total purchase price	$2,162,876

We incurred merger and integration related expenses of $5.9 million for the three months ended March 31, 2014. These amounts were expensed as incurred and are included in the Consolidated Statement of Operations in the items titled Merger related expenses and Integration related expenses.

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014. The changes were based on information concerning the subject assets and liabilities that was not yet available at the time of the 10-K filing. These adjustments had no material impact on the results of operations.

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three months ended March 31, 2014 and 2013, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended March 31,
	2014		2013
Shares Outstanding
Weighted average common shares - basic	74,803		42,354
Weighted average partnership units outstanding	—	(1)	1,715
Effect of dilutive securities	—	(1)	80
Weighted average common shares - diluted	74,803		44,149

Calculation of Earnings per Share - basic
Income from continuing operations	$6,698		$20,223
Gain on sale of depreciable assets excluded from discontinued operations	2,564		—
Gain on sale of non-depreciable assets	557		—
Income from continuing operations attributable to noncontrolling interests	(534)		(760)
Income from continuing operations allocated to unvested restricted shares	(17)		(18)
Income from continuing operations available for common shareholders, adjusted	$9,268		$19,445

Income from discontinued operations	$5,895		$1,782
Income from discontinued operations attributable to noncontrolling interest	(314)		(65)
Income from discontinued operations allocated to unvested restricted shares	(10)		(2)
Income from discontinued operations available for common shareholders, adjusted	$5,571		$1,715

Weighted average common shares - basic	74,803		42,354
Earnings per share - basic	$0.20		$0.50

Calculation of Earnings per Share - diluted
Income from continuing operations	$6,698		$20,223
Gain on sale of depreciable assets	2,564		—
Gain on sale of non-depreciable assets	557		—
Income from continuing operations attributable to noncontrolling interests	(534)	(1)	—
Income from continuing operations allocated to unvested restricted shares	(17)	(1)	—
Income from continuing operations available for common shareholders, adjusted	$9,268		$20,223

Income from discontinued operations	$5,895		$1,782
Income from discontinued operations attributable to noncontrolling interest	(314)	(1)	—
Income from discontinued operations allocated to unvested restricted shares	(10)	(1)	—
Income from discontinued operations available for common shareholders, adjusted	$5,571		$1,782

Weighted average common shares - diluted	74,803		44,149
Earnings per share - diluted	$0.20		$0.50

(1) Operating partnership units, other dilutive securities, and the related income with each are not included in the diluted earnings per share calculations as they were not dilutive.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three months ended March 31, 2014 and 2013 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended March 31,
	2014		2013
Units Outstanding
Weighted average common units - basic	79,023		44,109
Effect of dilutive securities	—	(1)	80
Weighted average common units - diluted	79,023		44,189

Calculation of Earnings per Unit - basic
Income from continuing operations	$6,698		$20,223
Gain on sale of depreciable assets excluded from discontinued operations	2,564		—
Gain on sale of non-depreciable assets	557		—
Income from continuing operations allocated to unvested restricted shares	(17)		(18)
Income from continuing operations available for common unitholders, adjusted	$9,802		$20,205

Income from discontinued operations	$5,895		$1,570
Income from discontinued operations allocated to unvested restricted shares	(10)		(1)
Income from discontinued operations available for common unitholders, adjusted	$5,885		$1,569

Weighted average common units - basic	79,023		44,109
Earnings per unit - basic:	$0.20		$0.49

Calculation of Earnings per Unit - diluted
Income from continuing operations	$6,698		$20,223
Gain on sale of depreciable assets	2,564		—
Gain on sale of non-depreciable assets	557		—
Income from continuing operations allocated to unvested restricted shares	(17)	(1)	—
Income from continuing operations available for common unitholders, adjusted	$9,802		$20,223

Income from discontinued operations	$5,895		$1,570
Income from discontinued operations allocated to unvested restricted shares	(10)	(1)	—
Income from discontinued operations available for common unitholders, adjusted	$5,885		$1,570

Weighted average common units - diluted	79,023		44,189
Earnings per unit - diluted:	$0.20		$0.49

(1) Dilutive securities and the related income are not included in the diluted earnings per unit calculations as they were not dilutive.

5.    MAA Equity

Total equity and its components for the three-month periods ended March 31, 2014 and 2013 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2013	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537
Net income			14,866		848	15,714
Other comprehensive income - derivative instruments (cash flow hedges)				2,583	144	2,727
Issuance and registration of common shares	1	226				227
Shares repurchased and retired	—	(285)				(285)
Exercise of stock options	1	1,774				1,775
Shares issued in exchange for units	—	744			(744)	—
Shares issued in exchange from redeemable stock		998				998
Redeemable stock fair market value			(631)			(631)
Adjustment for noncontrolling interest ownership in operating partnership		163			(163)	—
Amortization of unearned compensation		948				948
Dividends on common stock ($0.7300 per share)			(54,792)		—	(54,792)
Dividends on noncontrolling interest units ($0.7300 per unit)					(3,072)	(3,072)
EQUITY BALANCE MARCH 31, 2014	$749	$3,604,117	$(694,150)	$2,691	$163,739	$3,077,146

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2012	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110
Net income			21,180		825	22,005
Other comprehensive income - derivative instruments (cash flow hedges)				4,185	178	4,363
Issuance and registration of common shares	3	22,055				22,058
Shares repurchased and retired	—	(673)				(673)
Shares issued in exchange for units	1	442			(443)	—
Redeemable stock fair market value			(319)			(319)
Adjustment for noncontrolling interest ownership in operating partnership		302			(302)	—
Amortization of unearned compensation		630				630
Dividends on common stock ($0.6950 per share)			(29,674)		—	(29,674)
Dividends on noncontrolling interest units ($0.6950 per unit)					(1,187)	(1,187)
EQUITY BALANCE MARCH 31, 2013	$426	$1,565,755	$(612,128)	$(21,869)	$30,129	$962,313

6.    MAALP Capital

Total capital and its components for the three-month periods ended March 31, 2014 and 2013 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518
Net income	848	14,866		15,714
Other comprehensive income - derivative instruments (cash flow hedges)			2,727	2,727
Issuance of units	—	227		227
Units repurchased and retired		(285)		(285)
Exercise of unit options		1,775		1,775
General partner units issued in exchange for limited partner units	(744)	744		—
Units issued in exchange from redeemable units		998		998
Redeemable units fair market value adjustment		(631)		(631)
Adjustment for limited partners' capital at redemption value	(201)	201		—
Amortization of unearned compensation		948		948
Distributions ($0.7300 per unit)	(3,072)	(54,792)		(57,864)
CAPITAL BALANCE MARCH 31, 2014	$163,577	$2,910,649	$2,901	$3,077,127

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007
Net income	855	20,938		21,793
Other comprehensive income - derivative instruments (cash flow hedges)			4,357	4,357
Issuance of units		22,057		22,057
Units repurchased and retired		(673)		(673)
General partner units issued in exchange for limited partner units	(443)	443		—
Redeemable units fair market value adjustment		(319)		(319)
Adjustment for limited partners capital at redemption value	2,812	(1,450)		1,362
Amortization of unearned compensation		630		630
Distributions ($0.6950 per unit)	(1,187)	(29,674)		(30,861)
CAPITAL BALANCE MARCH 31, 2013	$40,191	$939,686	$(22,524)	$957,353

7.           Borrowings

On March 31, 2014 and December 31, 2013, we had total indebtedness of approximately $3.46 billion and $3.47 billion, respectively. Our indebtedness as of March 31, 2014 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of March 31, 2014, we had no borrowings under this facility.

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

The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes will accrue from, and including, December 15, 2013 and will be payable on June 15, 2014, which will also be the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and will be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes accrued from, and including, September 1, 2013 and was paid on March 1, 2014. Interest payments will be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below MAALP may be required to pay additional interest on the Exchange Notes.

The Indenture under which the 2023 notes were issued and the Indentures contain certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At March 31, 2014, MAALP was in compliance with each of these financial covenants.

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

As of March 31, 2014, approximately 18% of our outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by Federal Home Loan Mortgage Corporation, or Freddie Mac.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 14 interest rate swaps and 7 interest rate caps as of March 31, 2014, representing notional amounts totaling $717.0 million and $180.0 million, respectively. We also held 15 non-designated interest rate caps with notional amounts totaling $134.3 million as of March 31, 2014.

The following table summarizes our outstanding debt structure as of March 31, 2014 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,124,500	4.0%	4/11/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	167,000	5.2%	10/27/2014
Total fixed rate secured debt	$1,341,500	4.2%	8/24/2018
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$171,785	0.7%	1/31/2017
FNMA tax-free credit facilities	88,370	0.9%	7/23/2031
Freddie Mac credit facilities	156,247	0.7%	7/1/2014
Freddie Mac mortgage	27,259	3.3%	10/31/2015
Total variable rate secured debt	$443,661	0.9%	12/24/2018
Total Secured Debt	$1,785,161	3.4%	9/23/2018

Unsecured Debt
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate senior bonds	1,127,898	5.0%	9/23/2019
Total Unsecured Debt	$1,677,898	4.3%	2/11/2019

Total Outstanding Debt	$3,463,059	3.8%	6/24/2018

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and 2013, we recorded ineffectiveness of $4,000 (increase to interest expense) and $4,000 (decrease to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $9.7 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	7	$180,000,000
Interest Rate Swaps (1)	14	$717,000,000
(1) Excludes four forward rate swaps totaling $200 million where the debt has not yet been issued. These swaps are not included in our debt discussion in MD&A or Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 7.

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $69,000 for the three months ended March 31, 2014 and a loss of $13,000 for the three months ended March 31, 2013.

As of March 31, 2014, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	15	$134,326,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, respectively.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of March 31, 2014 and
December 31, 2013 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$441	$396	Fair market value of interest rate swaps	$17,937	$20,015

Total derivatives designated as hedging instruments		$441	$396		$17,937	$20,015

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$83	$49		$—	$—

Total derivatives not designated as hedging instruments		$83	$49		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three months ended March 31, 2014 and 2013 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31,	2014	2013		2014	2013		2014	2013

Interest rate contracts	$(997)	$(179)	Interest expense	$(3,725)	$(4,545)	Interest expense	$(4)	$4

Total derivatives in cash flow hedging relationships	$(997)	$(179)		$(3,725)	$(4,545)		$(4)	$4

Derivatives Not Designated as Hedging Instruments

Three months ended March 31,						Location of Gain or (Loss) Recognized in Income	2014	2013

Interest rate contracts						Interest expense	$(69)	$(13)

Total							$(69)	$(13)

Credit-Risk-Related Contingent Features

As of March 31, 2014, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $19.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $17.9 million at March 31, 2014.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2014, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $3.4 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2014, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $14.9 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $4.7 million as of March 31, 2014.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of March 31, 2014.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$524	$—	$524	$(97)	$—	$427

Offsetting of Derivative Liabilities
As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$17,937	$—	$17,937	$(97)	$—	$17,840

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$444	$—	$444	$—	$—	$444

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,015	$—	$20,015	$—	$—	$20,015

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the three months ended March 31, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		For the three months ended March 31,
		2014	2013
Beginning balance		$108	$(26,054)
Other comprehensive income before reclassifications		(997)	(179)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	3,725	4,545
Net current-period other comprehensive income attributable to noncontrolling interest		(145)	(181)
Net current-period other comprehensive income attributable to MAA		2,583	4,185
Ending balance		$2,691	$(21,869)

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

Fixed rate notes payable at March 31, 2014 and December 31, 2013, totaled $2.30 billion and $2.29 billion, respectively, and had estimated fair values of $2.33 billion and $2.30 billion (excluding prepayment penalties), respectively, as of March 31, 2014 and December 31, 2013. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2014 and December 31, 2013, totaled $1.16 billion and $1.18 billion, respectively, and had estimated fair values of $1.07 billion and $1.12 billion (excluding prepayment penalties), respectively, as of March 31, 2014 and December 31, 2013. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of March 31, 2014 and December 31, 2013 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				March 31, 2014
Assets
Derivative financial instruments	$—	$524	$—	$524
Liabilities
Derivative financial instruments	$—	$17,937	$—	$17,937

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2013
Assets
Derivative financial instruments	$—	$444	$—	$444
Liabilities
Derivative financial instruments	$—	$20,015	$—	$20,015

The fair value estimates presented herein are based on information available to management as of March 31, 2014 and December 31, 2013.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.           Shareholders' Equity of MAA

On March 31, 2014, 75,009,303 shares of common stock of MAA and 4,208,526 partnership units in the Operating Partnership were issued and outstanding, representing a total of 79,217,829 shares and units. At March 31, 2013, 42,683,322 shares of common stock of MAA and 1,707,660 partnership units in the Operating Partnership were outstanding, representing a total of 44,390,982 shares and units. There were 296,583 outstanding options as of March 31, 2014 compared to zero outstanding options as of March 31, 2013. The primary reason for the increase in shares and units is due to the merger with Colonial. In connection with the merger, on October 1, 2013, we issued 31,916,765 shares and 2,574,631 partnership units.

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

During the three-month period ended March 31, 2014, we issued no shares through our ATM programs. During the three-month period ended March 31, 2013, we issued 325,166 shares through our ATM programs for net proceeds of $22.0 million. The gross proceeds for these issuances were $22.3 million. We have 4,134,989 shares remaining under our ATM program as of March 31, 2014.

During the three-month period ended March 31, 2014, we issued 340 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in gross proceeds of approximately $23,000. During the three-month period ended March 31, 2013, we issued 141 shares of common stock through the optional cash purchase feature of our DRSPP resulting in gross proceeds of approximately $10,000.

During the three months ended March 31, 2014, 6,554 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2013, 4,582 shares were acquired for these purposes.

11.    Partners' Capital of Mid-America Apartments, L.P.

Interests in MAALP are represented by OP Units. As of March 31, 2014, there were 79,217,829 OP Units outstanding, 75,009,303 or 94.7% of which were owned by MAA, MAALP's general partner. The remaining 4,208,526 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of March 31, 2013, there were 44,390,982 OP Units outstanding, 42,683,322 or 96.2% of which were owned by MAA and 1,707,660 of which were owned by the Class A Limited Partners. The increase in OP Units was due primarily to the merger with Colonial Properties Trust. In order to complete the merger, on October 1, 2013, we issued 34,491,396 OP Units.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of March 31, 2014, a total of 4,208,526 Class A OP Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,009,303 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

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

At March 31, 2014, a total of 4,208,526 Class A OP Units were outstanding and redeemable for 4,208,526 shares of MAA common stock or approximately $287,316,070, based on the closing price of MAA’s common stock on March 31, 2014 of $68.27 per share, at MAA’s option. At March 31, 2013, a total of 1,707,660 Class A OP Units were outstanding and redeemable for 1,707,660 shares of MAA common stock or approximately $117,931,000, based on the closing price of MAA’s common stock on March 31, 2013 of $69.06 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

12.     Legal Proceedings

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

On June 19, 2013, a putative class action was filed in the Circuit Court for Jefferson County, Alabama captioned Williams v. Colonial Properties Trust, et al., No. 01-CV-2013-902416.00 (the “Williams Litigation”), seeking, among other things, to enjoin the previously announced combination of MAA and Colonial in accordance with the terms of the Agreement and Plan of Merger, dated June 3, 2013, by and among MAA, the Operating Partnership, Martha Merger Sub, LP, Colonial and Colonial LP. On March 6, 2014 the Court approved the final settlement of the Williams litigation and the Company made the Court-approved immaterial payment to the Plaintiff's attorneys.

In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

13.           Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, which was sold on March 30, 2014, as a discontinued operation.

Willow Creek, one of the properties that we sold during the three months ended March 31, 2014, as well as the eight properties sold by us during 2013, have been classified as discontinued operations in the Consolidated Statements of Operations. One additional property, Colonial Promenade Nord du Lac, that was classified as held for sale during the first quarter of 2014 was classified as a discontinued operation. Willow Creek and Colonial Promenade Nord du Lac are included in discontinued operations because they were shown in discontinued operations as of December 31, 2013, our latest fiscal year, and thus are not subject to ASU 2014-08.

The following table lists the communities classified as discontinued operations for the three months ended March 31, 2014:

Community	Units/Sq. Ft.	Date Sold	Location	Operating Segment
Willow Creek	285	January 15, 2014	Columbus, Georgia	Secondary market same store
Colonial Promenade Nord du Lac	195,536	Held for Sale	New Orleans, Louisiana	Non-same store and other

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three-month periods ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Income from continuing operations:
Attributable to MAA (1)	$9,285	$19,463
Attributable to noncontrolling interest	534	760
Income from continuing operations	$9,819	$20,223

Income from discontinued operations:
Attributable to MAA	$5,581	$1,717
Attributable to noncontrolling interest	314	65
Income from discontinued operations	$5,895	$1,782

(1) Includes $3.1 million of gains related to the sale of real estate which are not included in continuing operations on the Condensed Consolidated Statements of Operations.

The following is a summary of earnings from discontinued operations for MAA for the three-month periods ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Revenues
Rental revenues	$832	$5,007
Other revenues	(5)	439
Total revenues	827	5,446
Expenses
Property operating expenses	314	2,256
Depreciation and amortization	42	1,237
Interest expense and other	55	171
Total expense	411	3,664
Income from discontinued operations before gain on sale	416	1,782
Net loss on insurance and other settlement proceeds on discontinued operations	(2)	—
Gain on sale of discontinued operations	5,481	—
Income from discontinued operations	$5,895	$1,782

The following is a summary of earnings from discontinued operations for MAALP for the three-month periods ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Rental revenues	$832	$4,434
Other revenues	(5)	391
Total revenues	827	4,825
Expenses:
Property operating expenses	314	1,988
Depreciation and amortization	42	1,096
Interest expense and other	55	171
Total expenses	411	3,255
Income from discontinued operations before gain on sale	416	1,570
Net loss on insurance and other settlement proceeds on discontinued operations	(2)	—
Gain on sale of discontinued operations	5,481	—
Income from discontinued operations	$5,895	$1,570

14.           Segment Information

As of March 31, 2014, we owned or had an ownership interest in 271 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities:

◦	in markets with a population of at least 1 million and at least 1% of the total public multifamily REIT units; and

◦	that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Secondary market same store communities are generally communities:

◦	in markets with populations of more than 1 million but less than 1% of the total public multifamily REIT units or in markets with a population of less than 1 million; and

◦	that we have owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been identified for disposition. Also included in non same store communities are non multifamily activities, which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjusting the previous year, which allows us to evaluate full period-over-period operating comparisons. Properties in development or lease-up will be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from our same store portfolio. We utilize net operating income, or NOI, a non-GAAP financial measure, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

Revenues and NOI for each reportable segment for the three-month periods ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Revenues
Large Market Same Store	$60,453	$58,125
Secondary Market Same Store	61,531	60,399
Non-Same Store and Other	121,406	9,219
Total property revenues	243,390	127,743
Management fee income	97	177
Total operating revenues	$243,487	$127,920

NOI
Large Market Same Store	$35,789	$34,749
Secondary Market Same Store	37,577	37,074
Non-Same Store and Other	74,260	8,590
Total NOI	147,626	80,413
Discontinued operations NOI included above	(1,599)	(3,191)
Management fee income	97	177
Depreciation and amortization	(90,013)	(32,195)
Acquisition expense	(11)	(10)
Property management expense	(7,011)	(5,108)
General and administrative expense	(4,342)	(3,239)
Merger related expenses	(2,076)	—
Integration costs	(3,842)	—
Interest and other non-property income	160	47
Interest expense	(30,676)	(15,545)
Loss on debt extinguishment/modification	—	(169)
Amortization of deferred financing costs	(1,311)	(804)
Gain on sale of depreciable assets excluded from discontinued operations	2,564	—
Net casualty (loss) gain after insurance and other settlement proceeds	(10)	16
Income tax expense	(270)	(223)
Gain on sale of non-depreciable assets	557	—
(Loss) gain from real estate joint ventures	(24)	54
Discontinued operations	5,895	1,782
Net income attributable to noncontrolling interests	(848)	(825)
Net income attributable to MAA	$14,866	$21,180

Assets for each reportable segment as of March 31, 2014 and December 31, 2013, were as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Assets
Large Market Same Store	$1,239,787	$1,252,575
Secondary Market Same Store	786,393	796,697
Non-Same Store and Other	4,564,689	4,638,892
Corporate assets	194,794	153,761
Total assets	$6,785,663	$6,841,925

15.           Real Estate Acquisitions and Dispositions

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

On March 28, 2014, we closed on the sale of two properties, Colonial Brookwood Village, a retail mall, and the CC Brookwood Village office space, both located in Birmingham, Alabama. These properties were acquired as part of the merger with Colonial.

During the three months ended March 31, 2014, we closed on the sale of two parcels of land located in Birmingham, Alabama, two parcels of land located in Orlando, Florida, and one parcel of land located in Covington, Louisiana. These parcels were acquired as part of the merger with Colonial.

16.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years; however, early adoption is permitted beginning in the first quarter of 2014. We adopted ASU 2014-08 during the period ending March 31, 2014. The adoption of ASU 2014-08 required us to not classify certain disposals occurring during the first quarter of 2014 as discontinued operations.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2013-01 during the period ended March 31, 2013. The adoption of ASU 2013-01 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

17. Subsequent Events

Financing

On April 10, 2014, we entered into a forward interest rate swap agreement to effectively lock an additional $50 million in planned future debt transactions. This forward swap had an interest rate of 2.8%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which the MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of March 31, 2014. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report.  Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Risk Associated with Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements about the benefits of our merger with Colonial Properties Trust, or Colonial. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•
other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

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

Capitalization of expenditures and depreciation and amortization of assets

We carry real estate assets at depreciated cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, and 6 months for acquired multifamily leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred.

Acquisition of real estate assets

We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and furniture, fixtures and equipment, and identified intangible assets, generally consisting of the value of in-place leases.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Notes 8 and 9 of the accompanying Condensed Consolidated Financial Statements for further discussion.

Loss Contingencies

The outcomes of claims, disputes and legal proceedings including those described in Item 1 — Legal Proceedings of this Form 10-Q are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, we do not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters disclosed in Item 1 — Legal Proceedings of this Form 10-Q, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

Overview of the Three Months Ended March 31, 2014

As noted earlier, on October 1, 2013, we consummated the Merger and acquired all of Colonial's net assets. Our March 31, 2014 and December 31, 2013 balance sheets include the combined assets and liabilities of MAA and Colonial. All properties acquired from Colonial have been placed in our Non-Same Store operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

We experienced an increase in income from continuing operations for the three months ended March 31, 2014 over the three months ended March 31, 2013 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 4.0% increase in our large market same store segment, a 1.9% increase in our secondary market same store segment and a 1,216.9% increase in our non-same store and other segment, which was primarily a result of the merger. The increase in expense came from a 5.5% increase in our large market same store segment, a 2.7% increase in our secondary market same store segment and a 1,176.4% increase in our non-same store and other segment, which was primarily the result of the merger. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Properties	271	161
Units	83,324	48,225
Development Units	999	774
Average Effective Monthly Rent/Unit, excluding lease-up and development	$900.86	$861.76
Occupancy, excluding lease-up and development	95.5%	96.1%

See discussion of same store average rent per unit and occupancy comparisons in the Trends section below.

In addition to the multi-family assets detailed above, we also owned or owned an interest in four commercial properties totaling 317,000 square feet of leasable space.

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

The following is a discussion of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2014, to the three months ended March 31, 2013

Property Revenues

The following table shows our property revenues by segment for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$60,453	$58,125	$2,328	4.0%
Secondary Market Same Store	61,531	60,399	1,132	1.9%
Non-Same Store and Other	121,406	9,219	112,187	1,216.9%
Total	$243,390	$127,743	$115,647	90.5%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 4.5%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$24,664	$23,376	$1,288	5.5%
Secondary Market Same Store	23,954	23,326	628	2.7%
Non-Same Store and Other	48,745	3,819	44,926	1,176.4%
Total	$97,363	$50,521	$46,842	92.7%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes, mulch landscaping expenses, and water and sewer utilities, with real estate taxes being the largest component. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes, interior painting expenses, and water and sewer utilities, with real estate taxes being the largest component. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	Increase/ (Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$14,226	$14,359	$(133)	(0.9)%
Secondary Market Same Store	14,931	15,051	(120)	(0.8)%
Non-Same Store and Other	60,856	2,785	58,071	2,085.1%
Total	$90,013	$32,195	$57,818	179.6%

The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

General and Administrative

General and Administrative expense for the three months ended March 31, 2014 was approximately $4.3 million, an increase of $1.1 million from the three months ended March 31, 2013. The majority of the increase was related to increases in stock incentives, SEC filing expenses, and payroll expenses.

Merger and Integration Costs

Merger related expenses for the acquisition of Colonial were approximately $2.1 million for the three months ended March 31, 2014. We also incurred integration related expenses of $3.8 million for the three months ended March 31, 2014. There were no merger related expenses or integration related expenses for the three months ended March 31, 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 was approximately $30.7 million, an increase of $15.1 million from the three months ended March 31, 2013. The increase was primarily the result of an increase in our average debt outstanding from the three months ended March 31, 2013 to the three months ended March 31, 2014 of approximately $1.77 billion, due primarily to the assumption of Colonial's debt as a result of the Merger.

Discontinued Operations

Income from discontinued operations before gain on sale for the three months ended March 31, 2014 was approximately $0.4 million, a decrease of $1.4 million from the three months ended March 31, 2013. The decrease is driven by the fact that the properties included in discontinued operations had lower net income during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

We recorded a gain on sale of discontinued operations of $5.5 million for the three months ended March 31, 2014. There was no gain or loss on sale of discontinued operations for the three months ended March 31, 2013. The increase in the gain is caused by the proceeds being greater than the net book value of the properties during the three months ended March 31, 2014 and the fact that there were no property sales during the three months ended March 31, 2013.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $6.3 million for the three months ended March 31, 2014 from the three months ended March 31, 2013.

Funds from Operations

Funds from operations, or FFO, represents net income (computed in accordance with GAAP) excluding extraordinary items, net income attributable to noncontrolling interest, asset impairment, gains or losses on disposition of depreciable real estate assets, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes sales of discontinued operations.

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

The following table is a reconciliation of Core FFO and FFO to consolidated net income for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Net income available for MAA common shareholders	$14,866	$21,180
Depreciation and amortization of real estate assets	89,450	31,603
Depreciation and amortization of real estate assets of discontinued operations	42	1,231
Gain on sales of discontinued operations	(5,481)	—
Gain on sale of depreciable assets excluded from discontinued operations	(2,564)	—
Depreciation and amortization of real estate assets of real estate joint ventures	199	380
Net income attributable to noncontrolling interests	848	825
Funds from operations	97,360	55,219
Acquisition expense	11	10
Merger related expenses	2,076	—
Integration related expenses	3,842	—
Gain on sale of non-depreciable assets	(557)	—
Mark-to-market debt adjustment	(7,141)	(226)
Loss on debt extinguishment	—	169
Core funds from operations	$95,591	$55,172

FFO for the three months ended March 31, 2014 increased approximately $42.1 million from the three months ended March 31, 2013 primarily as a result of the increase in total property revenues of approximately $115.6 million discussed above that was only partially offset by the $46.8 million increase in property operating expenses as well as the $2.1 million in merger related expenses and $15.1 million of increased interest expense.

Core FFO for the three months ended March 31, 2014 increased approximately $40.4 million from the three months ended March 31, 2013 primarily as a result of the increase in total property revenues of approximately $115.6 million discussed above that was only partially offset by the $46.8 million increase in property operating expenses as well as the $15.1 million of increased interest expense.

Trends

During the three months ended March 31, 2014, rental demand for apartments was strong, as it was during the three months ended March 31, 2013. This strength was evident on two fronts: same store average physical occupancy during the three months ended March 31, 2014 was strong, ending the quarter at almost 96% occupancy and averaging in excess of 95% for the quarter; while same store effective rent per unit continued to grow, up 3.4% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a slower pace than a typical growth cycle.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2014, we were invested in approximately 48 defined Metropolitan Statistical Areas, with approximately 63% of our multifamily assets, based on gross assets, in large markets and 37% of our multifamily assets in select secondary markets.

New supply of rental units entering the market remained below peak new supply delivery averages, but multifamily permitting did pick up in 2013 and has continued into 2014. We believe this permitting will ultimately lead to an increase in supply but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Also, we believe that more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, has not been a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

Our focus continues to be on increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. As noted above, physical occupancy remained strong while effective rents continued to grow. As we move into the spring and summer leasing season, which typically produces more leasing traffic than other parts of the year, physical occupancy is strong. This will enable us to maximize the market's pricing potential in the second quarter of 2014.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $113.8 million for the three months ended March 31, 2014 from $42.1 million for the three months ended March 31, 2013. This change was a result of various items, including higher revenue as discussed above.

Net cash provided by investing activities was approximately $12.3 million during the three months ended March 31, 2014 compared to $51.2 million used in investing activities during the three months ended March 31, 2013 due to the factors discussed below. In the three months ended March 31, 2014, we had acquisition cash outflows of $49.5 million compared to $32.6 million for the three months ended March 31, 2013. During three months ended March 31, 2014, we had cash outflows of $16.3 million for development activities, compared to $12.2 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we also had cash outflows of $1.4 million for improvements to existing real estate assets compared to $2.2 million for the three months ended March 31, 2013. The cash outflows from investing activities were offset by an increase in cash inflows from disposition activity. During the three months ended March 31, 2014, we had cash inflows of approximately $93.1 million, which were related to the sale of three properties and five outparcels. In the three months ended March 31, 2013, we had minimal cash inflows from property sales.

As of March 31, 2014, we owned 75,009,303 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,208,526 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,208,526 shares of our common stock, which as of March 31, 2014, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

Net cash used in financing activities was approximately $93.5 million for the three months ended March 31, 2014 compared to $8.3 million provided by financing activities for the three months ended March 31, 2013. During the three months ended March 31, 2014 we paid $54.7 million in dividends and $3.1 million in distributions to noncontrolling interests compared to $29.4 million of dividends and $1.2 million of distributions paid during the three months ended March 31, 2013. We made $18.0 million in principal payments, $15.4 million of which related to the pay-off of one of our property mortgages, during the three months ended March 31, 2014 compared to $1.4 million of principal payments during the three months ended March 31, 2013. In the three months ended March 31, 2014, we had cash inflows of $0.3 million from proceeds of notes payable compared to zero for the three months ended March 31, 2013. In the three months ended March 31, 2014, we received proceeds of approximately $0.2 million primarily from the issuance of common stock through the optional cash feature of our DRSPP. During the three months ended March 31, 2013, we received proceeds of approximately $22.1 million primarily through our at-the-market program, or ATM, and the DRSPP. In the three months ended March 31, 2014, we had cash outflows of $17.9 million from the net change in credit lines compared to $19.0 million of inflows from the net change in credit lines for the three months ended March 31, 2013.

During three months ended March 31, 2014, we sold no shares of common stock through our ATM. This compares to 325,166 shares of common stock sold for net proceeds of approximately $22.0 million for the three months ended March 31, 2013. As of March 31, 2014, there were 4,134,989 shares outstanding under our ATM.

During the three months ended March 31, 2014, we issued 340 shares for gross proceeds of approximately $23,000 through the direct stock purchase feature of our DRSPP. During the three months ended March 31, 2013, we issued 141 shares for net proceeds of $10,000 through our DRSPP. No discount was offered on these issuances in 2014 or 2013.

The weighted average interest rate at March 31, 2014 for the $3.46 billion of debt outstanding was 3.8%, compared to the weighted average interest rate of 3.6% on $1.7 billion of debt outstanding at March 31, 2013. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages, company-wide secured and unsecured credit facilities, and private and public unsecured notes. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At March 31, 2014, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by Fannie Mae, Financial Federal which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac, and a $500 million bank unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.36 billion with all but $231.5 million collateralized and available to borrow at March 31, 2014. We had total borrowings outstanding under these credit facilities of $633.4 million at March 31, 2014.

Approximately 13% of our outstanding obligations at March 31, 2014 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $661.2 million, of which $435.2 million was collateralized and available to borrow at March 31, 2014. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $435.2 million at March 31, 2014. Various Fannie Mae rate traunches of the Fannie Mae Facilities mature from 2014 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Approximately 6% of our outstanding obligations at March 31, 2014 were borrowed through a credit facility with or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a combined line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at March 31, 2014. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at March 31, 2014. The Freddie Mac facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent 30 or 90-day LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread was 0.29% below LIBOR at March 31, 2014.

We also maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (Key Bank). The Key Bank credit facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on an investment grade pricing grid. This credit facility expires in August 2017 with two separate six-month extension options. At March 31, 2014, we had $496.3 million available to be borrowed under the Key Bank credit facility agreement with zero borrowings under this facility. Approximately $3.7 million of the facility is used to support letters of credit.

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

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of March 31, 2014, we had no borrowings under this facility.

On October 16, 2013, MAALP issued $350 million in aggregate principal amount of notes, maturing on October 15, 2023 with an interest rate of 4.3% per annum (the "2023 Notes"). The purchase price paid by the initial purchasers was 99.047% of the principal amount. The 2023 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2023 Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2014. The net proceeds from the offering after deducting the original issue discount of approximately $3.3 million and underwriting commissions and expenses of approximately $2.3 million were approximately $344.4 million. The 2023 Notes have been reflected net of discount in the consolidated balance sheet. The Company transacted three swaps totaling $150 million, which resulted in a total effective interest rate of 4.15%.

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

The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes will accrue from, and including, December 15, 2013 and will be payable on June 15, 2014, which will also be the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and will be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes accrued from, and including, September 1, 2013 and was paid on March 1, 2014. Interest payments will be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below MAALP may be required to pay additional interest on the Exchange Notes.

The Indenture under which the 2023 notes were issued and the Indentures contain certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At March 31, 2014, MAALP was in compliance with each of these financial covenants.

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

On October 1, 2013, we acquired the Colonial term loan agreements with Wells Fargo and U.S. Bank Association of $250 million and $150 million, respectively. The Wells Fargo term loan bears interest at a rate of LIBOR plus a spread of

1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time and matures on August 1, 2018. The U.S. Bank National Association term loan bears interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and matures on May 11, 2017. Including our term loan agreement with Key Bank and J.P. Morgan, we had total borrowings of $550 million outstanding under these term loan agreements at March 31, 2014.

As of March 31, 2014, we had entered into interest rate swaps totaling a notional amount of $717.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $314.3 million as of March 31, 2014.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2014 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,341,500	4.9	4.2%
Conventional - Variable Rate - Capped (1)	251,259	1.8	0.9%
Tax-free - Variable Rate - Capped (1)	88,370	3.9	0.9%
Total Fixed or Hedged Rate Maturity	$1,681,129	4.4	3.5%
Conventional - Variable Rate (2)	104,032	0.2	1.0%
Total Secured Rate Maturity	$1,785,161	4.2	3.4%
UNSECURED DEBT
Fixed Rate or Swapped	$1,677,898	3.5	4.3%
Total Unsecured Rate Maturity	$1,677,898	3.5	4.3%
TOTAL DEBT RATE MATURITY	$3,463,059	3.9	3.8%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,359,027	4.0	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.6% of SIFMA for tax-free caps.

(2)	Includes $27 million of mortgages with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the interest rate maturities of our outstanding debt as of March 31, 2014 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2014	$214,293	$92,000	$306,293	6.0%	$59,000	$365,293
2015	254,153	75,000	329,153	5.5%	52,059	381,212
2016	95,074	—	95,074	6.0%	104,449	199,523
2017	160,528	300,000	460,528	2.3%	64,890	525,418
2018	104,413	250,000	354,413	3.2%	32,750	387,163
Thereafter	1,473,938	—	1,473,938	4.0%	26,480	1,500,418
Total	$2,302,399	$717,000	$3,019,399	4.1%	$339,628	$3,359,027

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae and Freddie Mac, or the Agencies. The Agencies provided credit enhancement for approximately $633.4 million of our outstanding debt through credit facilities as of March 31, 2014.

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

For the quarter ended March 31, 2014, our net cash provided by operating activities was in excess of covering funding of normal capital improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $45.6 million, as compared to $2.8 million for the same period in 2013. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of March 31, 2014 (dollars in thousands):

Contractual Obligations (1)	2014	2015	2016	2017	2018	Thereafter	Total
Long-Term Debt Obligations (2)	$420,700	$395,858	$186,225	$497,406	$393,490	$1,569,380	$3,463,059
Fixed Rate or
Swapped Interest (3)	82,464	88,044	74,105	62,504	53,661	168,279	529,057
Purchase Obligations (4)	1,236	—	—	—	—	—	1,236
Operating Lease Obligations	190	250	249	244	174	—	1,107
Total	$504,590	$484,152	$260,579	$560,154	$447,325	$1,737,659	$3,994,459

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At March 31, 2014, and 2013, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2014, Mid-America Multifamily Fund I, LLC was legally dissolved and owned zero properties. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of March 31, 2014, Mid-America Multifamily Fund II, LLC owned two properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 17 in our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

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

Impact of Recently Issued Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years; however, early adoption is permitted beginning in the first quarter of 2014. We adopted ASU 2014-08 during the period ending March 31, 2014. The adoption of ASU 2014-08 required us to not classify certain disposals occurring during the first quarter of 2014 as discontinued operations.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2013-01 during the period ended March 31, 2013. The adoption of ASU 2013-01 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

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

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K filed with the SEC on February 21, 2014.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 19, 2013, a putative class action was filed in the Circuit Court for Jefferson County, Alabama captioned Williams v. Colonial Properties Trust, et al., No. 01-CV-2013-902416.00 (the “Williams Litigation”), seeking, among other things, to enjoin the previously announced combination of MAA and Colonial in accordance with the terms of the Agreement and Plan of Merger, dated June 3, 2013, by and among MAA, the Operating Partnership, Martha Merger Sub, LP, Colonial and Colonial LP. On March 6, 2014 the Court approved the final settlement of the Williams litigation and the Company made the Court-approved immaterial payment to the Plaintiff's attorneys.

In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment, including with respect to the matters disclosed, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company's experience in similar matters, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding or claim. The Company's assessment of these factors may change over time as individual proceedings or claims progress. For matters where the Company is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

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

Prior to the Merger, Colonial operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes under the Code. As discussed in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2014, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations and Colonial’s qualification as a REIT prior to the Merger was generally subject to the same requirements, risks and uncertainties as described in such Exhibit 99.1. Moreover, the complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do and Colonial did prior to the Merger). The determination of various factual matters and circumstances not entirely within a REIT’s control may affect its ability to qualify as a REIT.

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

Approximately 39.9% of our portfolio is centered in our top six markets: Austin, Texas; Atlanta, Georgia; Charlotte, North Carolina; Raleigh/Durham, North Carolina; Dallas, Texas; and Fort Worth, Texas. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

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

As of March 31, 2014, we had four development communities under construction totaling 999 units. We have completed 305 units for the development projects as of March 31, 2014.  Our development and construction activities are subject to the following risks:

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

As of March 31, 2014, the amount of our total debt was approximately $3.46 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

At March 31, 2014, we had outstanding borrowings of approximately $3.46 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

A change in United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We utilize loan programs sponsored by these entities as one source of capital to finance our growth and our operations. On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of March 31, 2014, 18% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by Fannie Mae or Freddie Mac with agency rate-based maturities ranging from 2014 through 2018. We decreased the indebtedness outstanding on our Fannie Mae and Freddie Mac credit facilities from $727.9 million on March 31, 2013 to $633.4 million on March 31, 2014. Since March 31, 2013 we have added $799.2 million of unsecured senior notes and added an additional $400.0 million of unsecured term loans. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect us and our growth and operations.

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

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of March 31, 2014, no shares of preferred stock were issued and outstanding.

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

Item 2.   Purchases of Equity Securities

The following chart shows our repurchases of shares for the three-month period ended March 31, 2014:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2014 - January 31, 2014	—	$—	—	2,138,000
February 1, 2014 - February 28, 2014	—	$—	—	2,138,000
March 1, 2014 - March 31, 2014	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

Item 3.   Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1 †	Form of Change in Control and Termination Agreement
12.1	Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 2, 2014	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 2, 2014	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1 †	Form of Change in Control and Termination Agreement
12.1	Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).