Form 10-Q
period 2014-06-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2014-08-01
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☑
Mid-America Apartments, L.P.	YES ☐	NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	July 28, 2014
Common Stock, $0.01 par value	75,194.824

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc.and its 94.7% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of June 30, 2014, MAA owned 75,194,807 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$877,368	$871,316
Buildings and improvements	6,602,860	6,366,701
Furniture, fixtures and equipment	206,877	199,573
Development and capital improvements in progress	84,502	166,048
	7,771,607	7,603,638
Less accumulated depreciation	(1,258,554)	(1,124,207)
	6,513,053	6,479,431

Undeveloped land	59,195	63,850
Corporate properties, net	8,285	7,523
Investments in real estate joint ventures	3,295	5,499
Real estate assets, net	6,583,828	6,556,303

Cash and cash equivalents	26,318	89,333
Restricted cash	64,683	44,361
Deferred financing costs, net	18,262	17,424
Other assets	51,789	91,637
Goodwill	4,106	4,106
Assets held for sale	34,135	38,761
Total assets	$6,783,121	$6,841,925

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,563,014	$1,790,935
Unsecured notes payable	1,912,399	1,681,783
Accounts payable	15,297	15,067
Fair market value of interest rate swaps	17,997	20,015
Accrued expenses and other liabilities	201,997	206,190
Security deposits	9,808	9,270
Liabilities associated with assets held for sale	—	78
Total liabilities	3,720,512	3,723,338

Redeemable stock	5,407	5,050

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,194,807 and 74,830,726 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (1)	751	747
Additional paid-in capital	3,613,221	3,599,549
Accumulated distributions in excess of net income	(717,642)	(653,593)
Accumulated other comprehensive (loss) income	(1,395)	108
Total MAA shareholders' equity	2,894,935	2,946,811
Noncontrolling interest	162,267	166,726
Total equity	3,057,202	3,113,537
Total liabilities and equity	$6,783,121	$6,841,925

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for June 30, 2014 and December 31, 2013 are 82,511 and 83,139, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2014 and 2013
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating revenues:
Rental revenues	$222,610	$121,128	$443,598	$238,833
Other property revenues	21,883	10,531	44,285	20,569
Total property revenues	244,493	131,659	487,883	259,402
Management fee income	61	142	158	319
Total operating revenues	244,554	131,801	488,041	259,721
Property operating expenses:
Personnel	25,183	14,421	50,092	28,402
Building repairs and maintenance	7,184	3,874	13,583	7,003
Real estate taxes and insurance	30,686	15,958	61,817	31,446
Utilities	13,182	6,829	26,660	13,394
Landscaping	5,981	2,835	11,389	5,701
Other operating	15,406	8,904	31,444	17,396
Depreciation and amortization	69,631	32,222	159,644	64,417
Total property operating expenses	167,253	85,043	354,629	167,759
Acquisition expense	947	489	958	499
Property management expenses	9,579	5,223	16,590	10,331
General and administrative expenses	5,212	3,389	9,554	6,628
Merger related expenses	795	5,737	2,871	5,737
Integration related expenses	3,151	—	6,993	—
Income from continuing operations before non-operating items	57,617	31,920	96,446	68,767
Interest and other non-property income	921	23	1,081	70
Interest expense	(30,163)	(15,189)	(60,839)	(30,734)
Loss on debt extinguishment/modification	—	—	—	(169)
Amortization of deferred financing costs	(1,174)	(803)	(2,485)	(1,607)
Net casualty (loss) gain after insurance and other settlement proceeds	(295)	439	(305)	455
Income before income tax expense	26,906	16,390	33,898	36,782
Income tax expense	(523)	(223)	(793)	(446)
Income from continuing operations before joint venture activity	26,383	16,167	33,105	36,336
Gain from real estate joint ventures	2,919	47	2,895	101
Income from continuing operations	29,302	16,214	36,000	36,437
Discontinued operations:
Income from discontinued operations before gain on sale	449	1,697	865	3,479
Net casualty loss after insurance and other settlement proceeds on discontinued operations	(1)	(4)	(3)	(4)
Gain on sale of discontinued operations	—	43,121	5,481	43,121
Income before gain (loss) on sale of properties	29,750	61,028	42,343	83,033
Gain on sale of depreciable real estate assets excluded from discontinued operations	3,658	—	6,222	—
(Loss) gain on sale of non-depreciable real estate assets	(22)	—	535	—
Consolidated net income	33,386	61,028	49,100	83,033
Net income attributable to noncontrolling interests	1,773	1,939	2,621	2,764
Net income available for MAA common shareholders	$31,613	$59,089	$46,479	$80,269

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.42	$0.37	$0.54	$0.82
Discontinued property operations	—	1.01	0.08	1.07
Net income available for common shareholders	$0.42	$1.38	$0.62	$1.89

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$0.42	$0.36	$0.54	$0.82
Discontinued property operations	—	1.01	0.08	1.05
Net income available for common shareholders	$0.42	$1.37	$0.62	$1.87

Dividends declared per common share	$0.7300	$0.6950	$1.4600	$1.3900
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consolidated net income	$33,386	$61,028	$49,100	$83,033
Other comprehensive income:
Unrealized (losses) gains from the effective portion of derivative instruments	(7,403)	12,105	(8,400)	11,926
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	3,085	3,932	6,810	8,477
Total comprehensive income	29,068	77,065	47,510	103,436
Less: comprehensive income attributable to noncontrolling interests	(1,542)	(2,442)	(2,534)	(3,445)
Comprehensive income attributable to MAA	$27,526	$74,623	$44,976	$99,991

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$49,100	$83,033
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(12)	(20)
Depreciation and amortization	162,099	68,236
Stock compensation expense	2,045	1,171
Exercise of stock options	9,544	—
Redeemable stock issued	507	377
Amortization of debt premium	(14,648)	(505)
Gain from investments in real estate joint ventures	(2,878)	(101)
Loss on debt extinguishment	—	169
Derivative interest expense	402	484
Settlement of forward swaps	(3,625)	—
Gain on sale of non-depreciable real estate assets	(535)	—
Gain on sale of depreciable real estate assets excluded from discontinued operations	(6,222)	—
Gain on sale of discontinued operations	(5,481)	(43,121)
Net casualty loss (gain) and other settlement proceeds	308	(451)
Changes in assets and liabilities:
Restricted cash	21,318	(279)
Other assets	11,134	(3,176)
Accounts payable	229	5,527
Accrued expenses and other	594	(2,239)
Security deposits	526	277
Net cash provided by operating activities	224,405	109,382
Cash flows from investing activities:
Purchases of real estate and other assets	(166,388)	(89,871)
Normal capital improvements	(43,176)	(22,494)
Construction capital and other improvements	(3,420)	(2,137)
Renovations to existing real estate assets	(5,901)	(5,112)
Development	(29,393)	(20,816)
Distributions from real estate joint ventures	11,541	8,197
Contributions to real estate joint ventures	—	(183)
Proceeds from disposition of real estate assets	125,640	73,089
Funding of escrow for future acquisitions	(41,640)	(11,902)
Net cash used in investing activities	(152,737)	(71,229)
Cash flows from financing activities:
Net change in credit lines	(181,183)	2,000
Proceeds from notes payable	396,180	—
Principal payments on notes payable	(230,952)	(2,799)
Payment of deferred financing costs	(3,395)	(426)
Repurchase of common stock	(336)	(673)
Proceeds from issuances of common shares	575	24,968
Distributions to noncontrolling interests	(6,158)	(2,391)
Dividends paid on common shares	(109,414)	(59,115)
Net cash used in financing activities	(134,683)	(38,436)
Net decrease in cash and cash equivalents	(63,015)	(283)
Cash and cash equivalents, beginning of period	89,333	9,075
Cash and cash equivalents, end of period	$26,318	$8,792

Supplemental disclosure of cash flow information:
Interest paid	$75,818	$33,610
Income taxes paid	$803	$1,596
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$799	$444
Accrued construction in progress	$8,458	$7,126
Interest capitalized	$850	$872
Marked-to-market adjustment on derivative instruments	$1,633	$19,916
Fair value adjustment on debt assumed	$1,651	$704
Loan assumption	$31,692	$18,293
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(Dollars in thousands, except unit data)

	June 30, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$877,368	$871,316
Buildings and improvements	6,602,860	6,366,701
Furniture, fixtures and equipment	206,877	199,573
Development and capital improvements in progress	84,502	166,048
	7,771,607	7,603,638
Less accumulated depreciation	(1,258,554)	(1,124,207)
	6,513,053	6,479,431

Undeveloped land	59,195	63,850
Corporate properties, net	8,285	7,523
Investments in real estate joint ventures	3,295	5,499
Real estate assets, net	6,583,828	6,556,303

Cash and cash equivalents	26,318	89,333
Restricted cash	64,683	44,361
Deferred financing costs, net	18,262	17,424
Other assets	51,789	91,637
Goodwill	4,106	4,106
Assets held for sale	34,135	38,761
Total assets	$6,783,121	$6,841,925

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,563,014	$1,790,935
Unsecured notes payable	1,912,399	1,681,783
Accounts payable	15,297	15,067
Fair market value of interest rate swaps	17,997	20,015
Accrued expenses and other liabilities	201,997	206,190
Security deposits	9,808	9,270
Due to general partner	19	19
Liabilities associated with assets held for sale	—	78
Total liabilities	3,720,531	3,723,357

Redeemable units	5,407	5,050

Capital:
General partner: 75,194,807 OP Units outstanding at June 30, 2014 and 74,830,726 OP Units outstanding at December 31, 2013 (1)	2,896,253	2,946,598
Limited partners: 4,207,126 OP Units outstanding at June 30, 2014 and 4,227,384 OP Units outstanding at December 31, 2013 (1)	162,346	166,746
Accumulated other comprehensive (loss) income	(1,416)	174
Total capital	3,057,183	3,113,518
Total liabilities and capital	$6,783,121	$6,841,925

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at June 30, 2014 and December 31, 2013 are 82,511 and 83,139, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2014 and 2013
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating revenues:
Rental revenues	$222,610	$121,128	$443,598	$238,833
Other property revenues	21,883	10,531	44,285	20,569
Total property revenues	244,493	131,659	487,883	259,402
Management fee income	61	142	158	319
Total operating revenues	244,554	131,801	488,041	259,721
Property operating expenses:
Personnel	25,183	14,421	50,092	28,402
Building repairs and maintenance	7,184	3,874	13,583	7,003
Real estate taxes and insurance	30,686	15,958	61,817	31,446
Utilities	13,182	6,829	26,660	13,394
Landscaping	5,981	2,835	11,389	5,701
Other operating	15,406	8,904	31,444	17,396
Depreciation and amortization	69,631	32,222	159,644	64,417
Total property operating expenses	167,253	85,043	354,629	167,759
Acquisition expense	947	489	958	499
Property management expenses	9,579	5,223	16,590	10,331
General and administrative expenses	5,212	3,389	9,554	6,628
Merger related expenses	795	5,737	2,871	5,737
Integration related expenses	3,151	—	6,993	—
Income from continuing operations before non-operating items	57,617	31,920	96,446	68,767
Interest and other non-property income	921	23	1,081	70
Interest expense	(30,163)	(15,189)	(60,839)	(30,734)
Loss on debt extinguishment/modification	—	—	—	(169)
Amortization of deferred financing costs	(1,174)	(803)	(2,485)	(1,607)
Net casualty (loss) gain after insurance and other settlement proceeds	(295)	439	(305)	455
Income before income tax expense	26,906	16,390	33,898	36,782
Income tax expense	(523)	(223)	(793)	(446)
Income from continuing operations before joint venture activity	26,383	16,167	33,105	36,336
Gain from real estate joint ventures	2,919	47	2,895	101
Income from continuing operations	29,302	16,214	36,000	36,437
Discontinued operations:
Income from discontinued operations before gain on sale	449	1,511	865	3,081
Net casualty loss after insurance and other settlement proceeds on discontinued operations	(1)	(4)	(3)	(4)
Gain on sale of discontinued operations	—	31,779	5,481	31,779
Income before gain (loss) on sale of properties	29,750	49,500	42,343	71,293
Gain on sale of depreciable real estate assets excluded from discontinued operations	3,658	—	6,222	—
(Loss) gain on sale of non-depreciable real estate assets	(22)	—	535	—
Net income available for Mid-America Apartments, L.P. common unitholders	$33,386	$49,500	$49,100	$71,293

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.42	$0.36	$0.54	$0.82
Income from discontinued operations available for common unitholders	—	0.75	0.08	0.79
Net income available for common unitholders	$0.42	$1.11	$0.62	$1.61

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.42	$0.36	$0.54	$0.82
Income from discontinued operations available for common unitholders	—	0.75	0.08	0.79
Net income available for common unitholders	$0.42	$1.11	$0.62	$1.61

Distributions declared per common unit	$0.7300	$0.6950	$1.4600	$1.3900

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available for Mid-America Apartments, L.P. common unitholders	$33,386	$49,500	$49,100	$71,293
Other comprehensive income:
Unrealized (losses) gains from the effective portion of derivative instruments	(7,403)	12,105	(8,400)	11,926
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	3,085	3,932	6,810	8,477
Comprehensive income attributable to Mid-America Apartments, L.P.	$29,068	$65,537	$47,510	$91,696

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$49,100	$71,293
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(12)	(20)
Depreciation and amortization	162,099	68,001
Stock compensation expense	2,045	1,171
Exercise of unit options	9,544	—
Redeemable units issued	507	377
Amortization of debt premium	(14,648)	(505)
Gain from investments in real estate joint ventures	(2,878)	(101)
Loss on debt extinguishment	—	169
Derivative interest expense	402	465
Settlement of forward swaps	(3,625)	—
Gain on sale of non-depreciable real estate assets	(535)	—
Gain on sale of depreciable real estate assets excluded from discontinued operations	(6,222)	—
Gain on sale of discontinued operations	(5,481)	(31,779)
Net casualty loss (gain) and other settlement proceeds	308	(451)
Changes in assets and liabilities:
Restricted cash	21,318	(278)
Other assets	11,134	(2,076)
Accounts payable	229	5,552
Accrued expenses and other	594	(4,483)
Security deposits	526	296
Net cash provided by operating activities	224,405	107,631
Cash flows from investing activities:
Purchases of real estate and other assets	(166,388)	(89,871)
Normal capital improvements	(43,176)	(22,383)
Construction capital and other improvements	(3,420)	(2,137)
Renovations to existing real estate assets	(5,901)	(5,112)
Development	(29,393)	(20,816)
Distributions from real estate joint ventures	11,541	8,197
Contributions to real estate joint ventures	—	(183)
Proceeds from disposition of real estate assets	125,640	56,386
Funding of escrow for future acquisitions	(41,640)	(11,902)
Net cash used in investing activities	(152,737)	(87,821)
Cash flows from financing activities:
Advances from general partner	—	18,021
Net change in credit lines	(181,183)	2,000
Proceeds from notes payable	396,180	—
Principal payments on notes payable	(230,952)	(2,799)
Payment of deferred financing costs	(3,395)	(426)
Repurchase of common units	(336)	(673)
Proceeds from issuances of common units	575	24,969
Distributions paid on common units	(115,572)	(61,044)
Net cash used in financing activities	(134,683)	(19,952)
Net decrease in cash and cash equivalents	(63,015)	(142)
Cash and cash equivalents, beginning of period	89,333	8,934
Cash and cash equivalents, end of period	$26,318	$8,792

Supplemental disclosure of cash flow information:
Interest paid	$75,818	$33,610
Income taxes paid	$803	$1,596
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$8,458	$7,126
Interest capitalized	$850	$872
Marked-to-market adjustment on derivative instruments	$1,633	$19,916
Fair value adjustment on debt assumed	$1,651	$704
Loan assumption	$31,692	$18,293
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

As of June 30, 2014, MAA owned 75,194,807 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of common units in the Operating Partnership (other than MAA and its entity affiliates) may require the Operating Partnership to redeem their common units, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per common unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or “NYSE”, over a specified period of time prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each common unit so redeemed.

On October 1, 2013, MAA acquired Colonial Properties Trust, or Colonial, when Colonial was merged with and into MAA, with MAA being the surviving entity of the merger, pursuant to an agreement and plan of merger, which is referred to as the parent merger or the merger, and Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of MAALP, merged with and into Colonial Realty Limited Partnership, or Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP, which is referred to as the partnership merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in MAALP at the 0.36 conversion rate. The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013 going forward.

As of June 30, 2014, we owned and operated 269 apartment communities comprising 83,075 apartments located in 14 states principally through the Operating Partnership and we also owned an interest in the following unconsolidated real estate joint ventures:

	Percent Owned	Number of Units/Square Feet
Multifamily:
Mid-America Multifamily Fund II, LLC (Fund II)	33.33%	300	(1)
Belterra	10.00%	288	(2)
McKinney	25.00%	—	(3)

Commercial:
Land Title Building	33.30%	29,971

(1) This joint venture is comprised of one apartment community.
(2) This joint venture is not managed by MAA.
(3) This joint venture consists of undeveloped land.

As of June 30, 2014, we had two development communities under construction totaling 514 units, with no units completed. Total expected costs for the development projects are $72.0 million, of which $38.3 million has been incurred through June 30, 2014. We expect to complete construction on the two projects by the first quarter of 2015. Four of our multifamily properties include retail components with approximately 100,000 square feet of gross leasable area. We also have three wholly owned commercial properties, which we acquired through our merger with Colonial with approximately 287,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

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

2.     Business Combinations

Merger of MAA and Colonial

On October 1, 2013, MAA completed its merger with Colonial. As part of the merger, we acquired 115 wholly-owned apartment communities encompassing 34,370 units principally located in the Southeast and Southwest regions of the United States. In addition to the apartment communities, we also acquired four commercial properties totaling approximately 806,000 square feet. The additions have caused us to nearly double in size as a result of the merger. The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, going forward.

The total purchase price of approximately $2.2 billion was determined based on the number of Colonial shares and Colonial OP Units outstanding as of October 1, 2013. In all cases in which MAA’s stock price was a determining factor in arriving at final consideration for the merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on October 1, 2013 ($62.56 per share). The total purchase price includes $7.3 million of other consideration, a majority of which relates to assumed stock compensation plans. As a result of the merger, we issued approximately 31.9 million shares of MAA common stock and approximately 2.6 million OP units.

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

For larger, portfolio style acquisitions, like the merger, management engages a third party valuation specialist to assist with the fair value assessment, which includes an allocation of the purchase price. Similar to management's methods, the third party generally uses cash flow analysis as well as an income approach and a market approach to determine the fair value of assets acquired. The third party uses stabilized NOI and a market specific capitalization and discount rates. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party to ensure reasonableness and that the procedures are performed in accordance with management's policy. The allocation of the purchase price is based on management’s assessment, which may differ as more information becomes available. Subsequent adjustments made to the purchase price allocation, if any, are made within the allocation period, which typically does not exceed one year.

The allocation of the purchase price described above requires a significant amount of judgment and represents the Company's best estimate of the fair value as of the acquisition date. The following purchase price allocation was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties and certain other assets and liabilities is in the process of being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

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

We incurred merger and integration related expenses of $9.9 million for the six months ended June 30, 2014. These amounts were expensed as incurred and are included in the Consolidated Statement of Operations in the items titled Merger related expenses, primarily severance, legal, and professional costs and Integration related expenses, primarily related to temporary systems, staffing, and facilities costs.

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

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating Partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and six months ended June 30, 2014 and 2013, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Shares Outstanding
Weighted average common shares - basic	74,948		42,690		74,876		42,523
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	1,711
Effect of dilutive securities	—	(1)	—	(1)	162		60
Weighted average common shares - diluted	74,948		42,690		75,038		44,294

Calculation of Earnings per Share - basic
Income from continuing operations	$29,302		$16,214		$36,000		$36,437
Gain on sale of depreciable assets excluded from discontinued operations	3,658		—		6,222		—
(Loss) gain on sale of non-depreciable assets	(22)		—		535		—
Income from continuing operations attributable to noncontrolling interests	(1,749)		(580)		(2,283)		(1,341)
Income from continuing operations allocated to unvested restricted shares	(64)		(14)		—		(32)
Income from continuing operations available for common shareholders, adjusted	$31,125		$15,620		$40,474		$35,064

Income from discontinued operations	$448		$44,814		$6,343		$46,596
Income from discontinued operations attributable to noncontrolling interest	(24)		(1,359)		(338)		(1,423)
Income from discontinued operations allocated to unvested restricted shares	(1)		(39)		(12)		(42)
Income from discontinued operations available for common shareholders, adjusted	$423		$43,416		$5,993		$45,131

Weighted average common shares - basic	74,948		42,690		74,876		42,523
Earnings per share - basic	$0.42		$1.38		$0.62		$1.89

Calculation of Earnings per Share - diluted
Income from continuing operations	$29,302		$16,214		$36,000		$36,437
Gain on sale of depreciable assets excluded from discontinued operations	3,658		—		6,222		—
(Loss) gain on sale of non-depreciable assets	(22)		—		535		—
Income from continuing operations attributable to noncontrolling interests	(1,749)	(1)	(623)	(1)	(2,283)	(1)	—
Income from continuing operations allocated to unvested restricted shares	(64)	(1)	(14)	(1)	—		—
Income from continuing operations available for common shareholders, adjusted	$31,125		$15,577		$40,474		$36,437

Income from discontinued operations	$448		$44,814		$6,343		$46,596
Income from discontinued operations attributable to noncontrolling interest	(24)	(1)	(1,722)	(1)	(338)	(1)	—
Income from discontinued operations allocated to unvested restricted shares	(1)	(1)	(39)	(1)	—		—
Income from discontinued operations available for common shareholders, adjusted	$423		$43,053		$6,005		$46,596

Weighted average common shares - diluted	74,948		42,690		75,038		44,294
Earnings per share - diluted	$0.42		$1.37		$0.62		$1.87

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three and six months ended June 30, 2014 and 2013 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014	2013
Units Outstanding
Weighted average common units - basic	79,156		44,398		79,090	44,234
Effect of dilutive securities	—	(1)	—	(1)	162	60
Weighted average common units - diluted	79,156		44,398		79,252	44,294

Calculation of Earnings per Unit - basic
Income from continuing operations	$29,302		$16,214		$36,000	$36,437
Gain on sale of depreciable assets excluded from discontinued operations	3,658		—		6,222	—
(Loss) gain on sale of non-depreciable assets	(22)		—		535	—
Income from continuing operations allocated to unvested restricted shares	(63)		(14)		(79)	(32)
Income from continuing operations available for common unitholders, adjusted	$32,875		$16,200		$42,678	$36,405

Income from discontinued operations	$448		$33,286		$6,343	$34,856
Income from discontinued operations allocated to unvested restricted shares	(1)		(29)		—	—
Income from discontinued operations available for common unitholders, adjusted	$447		$33,257		$6,343	$34,856

Weighted average common units - basic	79,156		44,398		79,090	44,234
Earnings per unit - basic:	$0.42		$1.11		$0.62	$1.61

Calculation of Earnings per Unit - diluted
Income from continuing operations	$29,302		$16,214		$36,000	$36,437
Gain on sale of depreciable assets	3,658		—		6,222	—
(Loss) gain on sale of non-depreciable assets	(22)		—		535	—
Income from continuing operations allocated to unvested restricted shares	(63)	(1)	(14)	(1)	—	—
Income from continuing operations available for common unitholders, adjusted	$32,875		$16,200		$42,757	$36,437

Income from discontinued operations	$448		$33,286		$6,343	$34,856
Income from discontinued operations allocated to unvested restricted shares	(1)	(1)	(29)	(1)	—	—
Income from discontinued operations available for common unitholders, adjusted	$447		$33,257		$6,343	$34,856

Weighted average common units - diluted	79,156		44,398		79,252	44,294
Earnings per unit - diluted:	$0.42		$1.11		$0.62	$1.61

(1) Dilutive securities and the related income are not included in the diluted earnings per unit calculations as they were not dilutive.

5.    MAA Equity

Total equity and its components for the six-month periods ended June 30, 2014 and 2013 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2013	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537
Net income			46,479		2,621	49,100
Other comprehensive income - derivative instruments (cash flow hedges)				(1,503)	(87)	(1,590)
Issuance and registration of common shares	2	573				575
Shares repurchased and retired	—	(336)				(336)
Exercise of stock options	2	9,542				9,544
Shares issued in exchange for units	—	799			(799)	—
Shares issued in exchange from redeemable stock		998				998
Redeemable stock fair market value			(848)			(848)
Adjustment for noncontrolling interest ownership in operating partnership		51			(51)	—
Amortization of unearned compensation		2,045				2,045
Dividends on common stock ($1.46 per share)			(109,680)		—	(109,680)
Dividends on noncontrolling interest units ($1.46 per unit)					(6,143)	(6,143)
EQUITY BALANCE JUNE 30, 2014	$751	$3,613,221	$(717,642)	$(1,395)	$162,267	$3,057,202

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2012	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110
Net income			80,269		2,764	83,033
Other comprehensive income - derivative instruments (cash flow hedges)				19,718	681	20,399
Issuance and registration of common shares	4	24,965				24,969
Shares repurchased and retired	—	(673)				(673)
Shares issued in exchange for units	1	442			(443)	—
Redeemable stock fair market value			(431)			(431)
Adjustment for noncontrolling interest ownership in operating partnership		186			(186)	—
Amortization of unearned compensation		1,171				1,171
Dividends on common stock ($1.39 per share)			(59,407)		—	(59,407)
Dividends on noncontrolling interest units ($1.39 per unit)					(2,374)	(2,374)
EQUITY BALANCE JUNE 30, 2013	$427	$1,569,090	$(582,884)	$(6,336)	$31,500	$1,011,797

6.    MAALP Capital

Total capital and its components for the six-month periods ended June 30, 2014 and 2013 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518
Net income	2,621	46,479		49,100
Other comprehensive income - derivative instruments (cash flow hedges)			(1,590)	(1,590)
Issuance of units	—	575		575
Units repurchased and retired		(336)		(336)
Exercise of unit options		9,544		9,544
General partner units issued in exchange for limited partner units	(799)	799		—
Units issued in exchange from redeemable units		998		998
Redeemable units fair market value adjustment		(848)		(848)
Adjustment for limited partners' capital at redemption value	(79)	79		—
Amortization of unearned compensation		2,045		2,045
Distributions ($1.46 per unit)	(6,143)	(109,680)		(115,823)
CAPITAL BALANCE JUNE 30, 2014	$162,346	$2,896,253	$(1,416)	$3,057,183

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007
Net income	2,758	68,535		71,293
Other comprehensive income - derivative instruments (cash flow hedges)			20,381	20,381
Issuance of units		24,969		24,969
Units repurchased and retired		(673)		(673)
General partner units issued in exchange for limited partner units	(443)	443		—
Redeemable units fair market value adjustment		(431)		(431)
Adjustment for limited partners capital at redemption value	557	17,259		17,816
Amortization of unearned compensation		1,171		1,171
Distributions ($1.39 per unit)	(2,374)	(59,407)		(61,781)
CAPITAL BALANCE JUNE 30, 2013	$38,652	$979,600	$(6,500)	$1,011,752

7.           Borrowings

On June 30, 2014 and December 31, 2013, we had total indebtedness of approximately $3.48 billion and $3.47 billion, respectively. Our indebtedness as of June 30, 2014 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. We utilize both secured and unsecured debt.

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%, currently bearing interest at 1.10%. As of June 30, 2014, we had $35 million borrowed under this facility.

On October 16, 2013, MAALP issued $350 million in aggregate principal amount of notes, maturing on October 15, 2023 with an interest rate of 4.3% per annum (the "2023 Notes"). The purchase price paid by the initial purchasers was 99.047% of the principal amount. The 2023 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2023 Notes is payable on April 15 and October 15 of each year, beginning on April 15, 2014. The net proceeds from the offering after deducting the original issue discount of approximately $3.3 million and underwriting commissions and expenses of approximately $2.3 million was approximately $344.4 million. The 2023 Notes have been reflected net of discount in the consolidated balance sheet. The Company also entered into three forward swaps related to the bond financing totaling $150 million, which resulted in a total effective interest rate of 4.15%.

On December 13, 2013, MAALP completed a series of exchange offers (the “Exchange Offers”) pursuant to which it exchanged $154.2 million aggregate principal amount of 6.25% Senior Notes due 2014, $169.2 million aggregate principal amount of 5.50% Senior Notes due 2015 and $68.1 million aggregate principal amount of 6.05% Senior Notes due 2016 (collectively, the “Existing Notes”) issued by Colonial Realty Limited Partnership, a Delaware limited partnership and wholly owned subsidiary of MAALP, for $154.2 million aggregate principal amount of MAALP’s new 6.25% Senior Notes due 2014 (the “2014 Notes”), $169.1 million aggregate principal amount of MAALP’s new 5.50% Senior Notes due 2015 (the “2015 Notes”) and $68.1 million aggregate principal amount of MAALP’s new 6.05% Senior Notes due 2016 (the “2016 Notes” and together with the 2014 Notes and the 2015 Notes, the “Exchange Notes”), plus approximately $975,000 in cash.

The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes will accrue from, and including, December 15, 2013 and was payable on June 15, 2014, which was the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and will be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes accrued from, and including, September 1, 2013 and was paid on March 1, 2014. Interest payments will be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below MAALP may be required to pay additional interest on the Exchange Notes.

All of the Existing Notes tendered into the Exchange Offers were cancelled in connection with the settlement of the Exchange Offers. In connection with the issuance and sale of the Exchange Notes, MAALP also entered into three separate registration rights agreements, each dated as of December 13, 2013, and each with J.P. Morgan Securities LLC, the dealer manager in the Exchange Offers (the “Registration Rights Agreements”). Under the Registration Rights Agreements, MAALP agreed to use commercially reasonable efforts to complete exchange offers registered under the Securities Act pursuant to which MAALP will offer to issue new exchange notes containing terms substantially similar in all material respects to the Exchange Notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) in exchange for the Exchange Notes. MAALP also agreed, if it determines that a registered exchange offer is not available or specified other circumstances occur, to use commercially reasonable efforts to file and have become effective a shelf registration statement relating to resales of the Exchange Notes. MAALP would be obligated to pay additional interest of up to 0.50% per annum on the Exchange Notes if it had not completed the exchange offers within 270 days after the issue date of the Exchange Notes and in other specified circumstances. We completed the exchange within the 270 day window and did not incur the additional interest.

On June 10, 2014, MAALP issued $400 million in aggregate principal amount of notes, maturing on June 15, 2024 with an interest rate of 3.75% per annum (the "2024 Notes"). The purchase price paid by the initial purchasers was 98.873% of the principal amount. The 2024 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2024 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2014. The net proceeds from the offering after deducting the original issue discount of approximately $4.5 million and underwriting commissions and expenses of approximately $2.6 million was approximately $392.9 million. The 2024 Notes have been reflected net of discount in the consolidated balance sheet. The Company also entered into five forward swaps related to the bond financing totaling $250 million, which resulted in a total effective interest rate of 3.98%.

The Indenture under which the 2023 and 2024 notes were issued contains certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At June 30, 2014, MAALP was in compliance with each of these financial covenants.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 11 interest rate swaps and 6 interest rate caps as of June 30, 2014, representing notional amounts totaling $675.0 million and $165.0 million, respectively. We also held 14 non-designated interest rate caps with notional amounts totaling $90.3 million as of June 30, 2014.

The following table summarizes our outstanding debt structure as of June 30, 2014 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,101,194	4.0%	5/13/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	125,000	5.3%	12/24/2014
Total fixed rate secured debt	$1,276,194	4.2%	11/6/2018
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$171,785	0.7%	1/31/2017
FNMA tax-free credit facilities	87,858	0.9%	7/22/2031
Freddie Mac mortgages	27,177	3.4%	10/31/2015
Total variable rate secured debt	$286,820	1.0%	5/26/2021
Total Secured Debt	$1,563,014	3.6%	4/26/2019

Unsecured Debt
Variable rate credit facility	$35,000	1.3%	8/7/2017
Term loans fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate senior bonds	1,327,399	4.5%	12/3/2021
Total Unsecured Debt	$1,912,399	4.0%	9/3/2020

Total Outstanding Debt	$3,475,413	3.8%	9/29/2019

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2014 and 2013, we recorded ineffectiveness of $59,000 (increase to interest expense) and $22,000

(decrease to interest expense), respectively, and during the six months ended June 30, 2014 and 2013, we recorded ineffectiveness of $63,000 (increase to interest expense) and $26,000 (decrease to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $8.8 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of June 30, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	6	$165,000,000
Interest Rate Swaps	11	$675,000,000

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $59,000 for the three months ended June 30, 2014 and a loss of $128,000 for the six months ended June 30, 2014. We recorded a gain of $10,000 for the three months ended June 30, 2013 and a loss of $3,000 for the six months ended June 30, 2013.

As of June 30, 2014, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	14	$90,326,031

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, respectively.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of June 30, 2014 and
December 31, 2013 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$132	$396	Fair market value of interest rate swaps	$17,997	$20,015

Total derivatives designated as hedging instruments		$132	$396		$17,997	$20,015

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$24	$49		$—	$—

Total derivatives not designated as hedging instruments		$24	$49		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three and six months ended June 30, 2014 and 2013 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30,	2014	2013		2014	2013		2014	2013

Interest rate contracts	$(7,403)	$12,105	Interest expense	$(3,085)	$(3,932)	Interest expense	$(59)	$22

Total derivatives in cash flow hedging relationships	$(7,403)	$12,105		$(3,085)	$(3,932)		$(59)	$22

Six months ended June 30,

Interest rate contracts	$(8,400)	$11,926	Interest expense	$(6,810)	$(8,477)	Interest expense	$(63)	$26

Total derivatives in cash flow hedging relationships	$(8,400)	$11,926		$(6,810)	$(8,477)		$(63)	$26

Derivatives Not Designated as Hedging Instruments

Three months ended June 30,						Location of Gain or (Loss) Recognized in Income	2014	2013

Interest rate contracts						Interest expense	$(59)	$10

Total							$(59)	$10

Six months ended June 30,

Interest rate contracts						Interest expense	$(128)	$(3)

Total							$(128)	$(3)

Credit-Risk-Related Contingent Features

As of June 30, 2014, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $19.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $18.0 million at June 30, 2014.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2014, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $2.1 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2014, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $16.6 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $3.1 million as of June 30, 2014.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of June 30, 2014.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$156	$—	$156	$—	$—	$156

Offsetting of Derivative Liabilities
As of June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$17,997	$—	$17,997	$—	$—	$17,997

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$444	$—	$444	$—	$—	$444

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,015	$—	$20,015	$—	$—	$20,015

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the six months ended June 30, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		for the six months ended June 30,
		2014	2013
Beginning balance		$108	$(26,054)
Other comprehensive (loss) income before reclassifications		(8,400)	11,922
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	6,810	8,477
Net current-period other comprehensive income (loss) attributable to noncontrolling interest		87	(681)
Net current-period other comprehensive (loss) income attributable to MAA		(1,503)	19,718
Ending balance		$(1,395)	$(6,336)

See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 9.

9.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

We apply Financial Accounting Standards Board, or FASB, ASC 820 Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Fixed rate notes payable at June 30, 2014 and December 31, 2013, totaled $2.48 billion and $2.29 billion, respectively, and had estimated fair values of $2.51 billion and $2.30 billion (excluding prepayment penalties), respectively, as of June 30, 2014 and December 31, 2013. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2014 and December 31, 2013, totaled $1.00 billion and $1.18 billion, respectively, and had estimated fair values of $0.91 billion and $1.12 billion (excluding prepayment penalties), respectively, as of June 30, 2014 and December 31, 2013. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of June 30, 2014 and December 31, 2013 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				June 30, 2014
Assets
Derivative financial instruments	$—	$156	$—	$156
Liabilities
Derivative financial instruments	$—	$17,997	$—	$17,997

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2013
Assets
Derivative financial instruments	$—	$444	$—	$444
Liabilities
Derivative financial instruments	$—	$20,015	$—	$20,015

The fair value estimates presented herein are based on information available to management as of June 30, 2014 and December 31, 2013.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.           Shareholders' Equity of MAA

On June 30, 2014, 75,194,807 shares of common stock of MAA and 4,207,126 partnership units in the Operating Partnership were issued and outstanding, representing a total of 79,401,933 shares and units. At June 30, 2013, 42,736,134 shares of common stock of MAA and 1,707,660 partnership units in the Operating Partnership were outstanding, representing a total of 44,443,794 shares and units. There were 121,992 outstanding options as of June 30, 2014 compared to zero outstanding options as of June 30, 2013. The primary reason for the increase in shares, units, and options is due to the merger with Colonial. In connection with the merger, on October 1, 2013, we issued 31,916,765 shares and 2,574,631 partnership units.

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

During the three- and six-month periods ended June 30, 2014, we issued no shares through our ATM programs. During the three- and six-month periods ended June 30, 2013, we issued 39,845 and 365,011 shares respectively through our ATM programs for net proceeds of $2.7 million and $24.8 million, respectively. The gross proceeds for these issuances were $2.8 million and $25.1 million, respectively. We have 4,134,989 shares remaining under our ATM program as of June 30, 2014.

During the three- and six-month periods ended June 30, 2014, we issued 300 and 640 shares of common stock through the optional cash purchase feature of our Dividend and Distribution Reinvestment and Share Purchase Program, or DRSPP. The issuances resulted in gross proceeds of approximately $21,000 and $44,000. During the three- and six-month periods ended June 30, 2013, we issued 188 and 329 shares of common stock through the optional cash purchase feature of our DRSPP resulting in gross proceeds of approximately $13,000 and $22,000.

During the six months ended June 30, 2014, 7,362 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the six months ended June 30, 2013, 4,582 shares were acquired for these purposes.

11.    Partners' Capital of Mid-America Apartments, L.P.

Interests in MAALP are represented by OP Units. As of June 30, 2014, there were 79,401,933 OP Units outstanding, 75,194,807 or 94.7% of which were owned by MAA, MAALP's general partner. The remaining 4,207,126 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of June 30, 2013, there were 44,443,794 OP Units outstanding, 42,736,134 or 96.2% of which were owned by MAA and 1,707,660 of which were owned by the Class A Limited Partners. The increase in OP Units was due primarily to the merger with Colonial. In order to complete the merger, on October 1, 2013, we issued 34,491,396 OP Units.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of June 30, 2014, a total of 4,207,126 Class A OP Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,194,807 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income is allocated to the general partner and limited partners based on their respective ownership percentages of the Operating Partnership. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to the Operating Partnership in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, the Operating Partnership generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the net purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of the Operating Partnership. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

At June 30, 2014, a total of 4,207,126 Class A OP Units were outstanding and redeemable for 4,207,126 shares of MAA common stock or $307,330,554, based on the closing price of MAA’s common stock on June 30, 2014 of $73.05 per share, at MAA’s option. At June 30, 2013, a total of 1,707,660 Class A OP Units were outstanding and redeemable for 1,707,660 shares of MAA common stock or $115,728,118, based on the closing price of MAA’s common stock on June 30, 2013 of $67.77 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common stock.

12.     Legal Proceedings

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of the Company's subsidiaries and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any further range of reasonably possible loss, in connection with this matter.

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, were named defendants in a lawsuit arising out of alleged construction deficiencies with respect to condominium units at Plantation Point in Bluffton, South Carolina. Plantation Point was previously owned and operated by Colonial LP as a multi-family rental project by the name of the Ashley Plantation apartments. Colonial LP sold the property in 2005 to a third party, which then converted the property to condominiums and sold all 414 units. The lawsuit was settled in the second quarter of 2014.

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

Loss Contingencies

The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the unrecorded loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

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

13.           Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Ansley Village, Colonial Village at North Arlington, or Colonial Village at Vista Ridge, which were sold during the six months ended June 30, 2014, as discontinued operations.

Willow Creek, one of the properties that we sold during the six months ended June 30, 2014, as well as the eight properties sold by us during 2013, have been classified as discontinued operations in the Consolidated Statements of Operations. One additional property, Colonial Promenade Nord du Lac, that was classified as held for sale during the second quarter of 2014 was classified as a discontinued operation. We expect to complete the sale of Colonial Promenade Nord du Lac during the third quarter of 2014. Willow Creek and Colonial Promenade Nord du Lac are included in discontinued operations because they were shown in discontinued operations as of December 31, 2013, our latest fiscal year, and thus are not subject to ASU 2014-08.

The following table lists the communities classified as discontinued operations for the six months ended June 30, 2014:

Community	Units/Sq. Ft.	Date Sold	Location	Operating Segment
Willow Creek	285	January 15, 2014	Columbus, Georgia	Non-same store and other
Colonial Promenade Nord du Lac	195,536	Held for Sale	New Orleans, Louisiana	Non-same store and other

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three- and six-month periods ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from continuing operations:
Attributable to MAA (1)	$31,189	$15,634	$40,474	$35,096
Attributable to noncontrolling interest	1,749	580	2,283	1,341
Income from continuing operations	$32,938	$16,214	$42,757	$36,437

Income from discontinued operations:
Attributable to MAA	$424	$43,455	$6,005	$45,173
Attributable to noncontrolling interest	24	1,359	338	1,423
Income from discontinued operations	$448	$44,814	$6,343	$46,596

(1) The three and six month periods ended June 30, 2014 include $3.6 million and $6.8 million of gains related to the sale of real estate which are not included in continuing operations on the Condensed Consolidated Statements of Operations.

The following is a summary of earnings from discontinued operations for MAA for the three- and six-month periods ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$757	$4,528	$1,589	$9,535
Other revenues	—	406	(5)	845
Total revenues	757	4,934	1,584	10,380
Expenses
Property operating expenses	286	2,108	600	4,364
Depreciation and amortization	—	974	42	2,211
Interest expense and other	22	155	77	326
Total expense	308	3,237	719	6,901
Income from discontinued operations before gain on sale	449	1,697	865	3,479
Net loss on insurance and other settlement proceeds on discontinued operations	(1)	(4)	(3)	(4)
Gain on sale of discontinued operations	—	43,121	5,481	43,121
Income from discontinued operations	$448	$44,814	$6,343	$46,596

The following is a summary of earnings from discontinued operations for MAALP for the three- and six-month periods ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$757	$4,061	$1,589	$8,495
Other revenues	—	364	(5)	755
Total revenues	757	4,425	1,584	9,250
Expenses:
Property operating expenses	286	1,880	600	3,868
Depreciation and amortization	—	879	42	1,975
Interest expense and other	22	155	77	326
Total expenses	308	2,914	719	6,169
Income from discontinued operations before gain on sale	449	1,511	865	3,081
Net loss on insurance and other settlement proceeds on discontinued operations	(1)	(4)	(3)	(4)
Gain on sale of discontinued operations	—	31,779	5,481	31,779
Income from discontinued operations	$448	$33,286	$6,343	$34,856

14.           Segment Information

As of June 30, 2014, we owned or had an ownership interest in 271 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non same store communities are non multifamily activities, which represent less than 1% of our portfolio.

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

A redevelopment community is a community with a specific plan in place to either upgrade at least half of the community's units over a period of time with new finishes, fixtures, and appliances, among other upgrades.  These plans include spending a pre-defined amount of capital per unit to achieve a rent increase as a result of the upgrades.  We separately identify redevelopment communities that would cause a material distortion of normal same store operating results. Routine renovations occur at a property as items need to be replaced as a normal part of operations and which are done with an expectation to maintain the current level of quality at the property. There is no specified plan in place for routine renovations.
Revenues and NOI for each reportable segment for the three- and six-month periods ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Large Market Same Store	$62,351	$59,936	$123,695	$118,878
Secondary Market Same Store	61,971	61,298	123,502	121,697
Non-Same Store and Other	120,171	10,425	240,686	18,827
Total property revenues	244,493	131,659	487,883	259,402
Management fee income	61	142	158	319
Total operating revenues	$244,554	$131,801	$488,041	$259,721

NOI
Large Market Same Store	$37,074	$35,487	$73,353	$70,628
Secondary Market Same Store	36,466	37,006	74,043	74,080
Non-Same Store and Other	72,695	9,172	146,465	17,371
Total NOI	146,235	81,665	293,861	162,079
Discontinued operations NOI included above	636	(2,827)	(963)	(6,019)
Management fee income	61	142	158	319
Depreciation and amortization	(69,631)	(32,222)	(159,644)	(64,417)
Acquisition expense	(947)	(489)	(958)	(499)
Property management expense	(9,579)	(5,223)	(16,590)	(10,331)
General and administrative expense	(5,212)	(3,389)	(9,554)	(6,628)
Merger related expenses	(795)	(5,737)	(2,871)	(5,737)
Integration costs	(3,151)	—	(6,993)	—
Interest and other non-property income	921	23	1,081	70
Interest expense	(30,163)	(15,189)	(60,839)	(30,734)
Loss on debt extinguishment/modification	—	—	—	(169)
Amortization of deferred financing costs	(1,174)	(803)	(2,485)	(1,607)
Gain on sale of depreciable real estate assets excluded from discontinued operations	3,658	—	6,222	—
Net casualty (loss) gain after insurance and other settlement proceeds	(295)	439	(305)	455
Income tax expense	(523)	(223)	(793)	(446)
(Loss) gain on sale of non-depreciable real estate assets	(22)	—	535	—
Gain from real estate joint ventures	2,919	47	2,895	101
Discontinued operations	448	44,814	6,343	46,596
Net income attributable to noncontrolling interests	(1,773)	(1,939)	(2,621)	(2,764)
Net income attributable to MAA	$31,613	$59,089	$46,479	$80,269

Assets for each reportable segment as of June 30, 2014 and December 31, 2013, were as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Assets
Large Market Same Store	$1,232,186	$1,252,575
Secondary Market Same Store	782,078	796,697
Non-Same Store and Other	4,657,067	4,638,892
Corporate assets	111,790	153,761
Total assets	$6,783,121	$6,841,925

15.           Real Estate Acquisitions and Dispositions

On May 29, 2014, Fund II closed on the sale of the 294-unit Ansley Village apartment community located in Macon, Georgia.

On June 2, 2014, we closed on the purchase of the 251-unit Stonefield Commons apartment community located in Charlottesville, Virginia.

On June 12, 2014, we closed on the purchase of the 454-unit Cityscape at Market Center apartment community located in Plano (Dallas), Texas.

On June 27, 2014, we closed on the sale of the 240-unit Colonial Village at North Arlington apartment community located in Fort Worth, Texas. This property was previously part of our non-same store communities and other operating segment.

On June 27, 2014, we closed on the sale of the 300-unit Colonial Village at Vista Ridge apartment community located in Fort Worth, Texas. This property was previously part of our non-same store communities and other operating segment.

16.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial condition and results of operations taken as a whole, but does not expect the impact to be material.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years; however, early adoption is permitted beginning in the first quarter of 2014. We adopted ASU 2014-08 during the period ending March 31, 2014. The adoption of ASU 2014-08 required us to not classify certain disposals occurring during 2014 as discontinued operations.

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

17. Subsequent Events

Dispositions

On July 10, 2014, we closed on the sale of the 214-unit Colonial Village at Charleston Place apartment community located in Charlotte, North Carolina.

On July 10, 2014, we closed on the sale of the 1,037-unit Greenbrook apartment community located in Memphis, Tennessee.

On July 10, 2014, we closed on the sale of the 586-unit Colonial Village at Inverness apartment community located in Birmingham, Alabama.

Acquisitions

On July 23, 2014, we closed on the purchase of the 300-unit Verandas at Southwood apartment community located in Tallahassee, Florida. This property was previously a part of Fund II.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of June 30, 2014. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily focused REIT, to risks inherent in investments in a single industry;

•	difficulty in completing the integration of Colonial’s operations, systems and personnel with ours and certain uncertainties associated with our ability to sell our commercial asset portfolio;

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

Critical Accounting Policies and Estimates

Please refer to the 2013 Form 10-K for discussions of our critical accounting policies. During the three months ended June 30, 2014, there were no material changes to these policies.

Overview of the Three Months Ended June 30, 2014

As noted earlier, on October 1, 2013, we consummated the merger and acquired all of Colonial's net assets. Our June 30, 2014 and December 31, 2013 balance sheets include the combined assets and liabilities of MAA and Colonial. All properties acquired from Colonial have been placed in our Non-Same Store operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

We experienced an increase in income from continuing operations for the three months ended June 30, 2014 over the three months ended June 30, 2013 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 4.0% increase in our large market same store segment, a 1.1% increase in our secondary market same store segment and a 1,052.7% increase in our non-same store and other segment, which was primarily a result of the merger. The increase in expense came from a 3.4% increase in our large market same store segment, a 5.0% increase in our secondary market same store segment and a 1,047.7% increase in our non-same store and other segment, which was primarily the result of the merger. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Properties	271	164
Units	83,663	49,113
Development Units	514	564
Average Effective Monthly Rent/Unit, excluding lease-up and development	$914.52	$875.88
Occupancy, excluding lease-up and development	95.7%	96.0%

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

The following is a discussion of our consolidated financial condition and results of operations for the three and six-month periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended June 30, 2014, to the three months ended June 30, 2013

Property Revenues

The following table shows our property revenues by segment for the three months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Three months ended June 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$62,351	$59,936	$2,415	4.0%
Secondary Market Same Store	61,971	61,298	673	1.1%
Non-Same Store and Other	120,171	10,425	109,746	1,052.7%
Total	$244,493	$131,659	$112,834	85.7%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 4.4%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the three months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Three months ended June 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$25,277	$24,448	$829	3.4%
Secondary Market Same Store	25,506	24,292	1,214	5.0%
Non-Same Store and Other	46,839	4,081	42,758	1,047.7%
Total	$97,622	$52,821	$44,801	84.8%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes, water and sewer utilities, and landscaping expenses, with real estate taxes being the largest component. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes, mulch landscaping expenses, and water and sewer utilities, with real estate taxes being the largest component. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the three months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Three months ended June 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$14,512	$14,391	$121	0.8%
Secondary Market Same Store	14,955	14,725	230	1.6%
Non-Same Store and Other	40,164	3,106	37,058	1,193.1%
Total	$69,631	$32,222	$37,409	116.1%

The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Management Expense

Property management expense for the three months ended June 30, 2014 was approximately $9.6 million, an increase of $4.4 million from the three months ended June 30, 2013. The majority of the increase was related to increases in payroll expenses and software maintenance fees primarily as a result of the merger.

General and Administrative Expense

General and Administrative expense for the three months ended June 30, 2014 was approximately $5.2 million, an increase of $1.8 million from the three months ended June 30, 2013. The majority of the increase was related to increases in stock incentives and payroll expenses primarily as a result of the merger.

Merger and Integration Costs

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $0.8 million for the three months ended June 30, 2014. We also incurred integration related expenses of $3.2 million, primarily related to temporary systems, staffing, and facilities costs for the three months ended June 30, 2014. There were $5.7 million of merger related expenses for the three months ended June 30, 2013. We did not incur any integration related expenses for the three months ended June 30, 2013.

Interest Expense

Interest expense for the three months ended June 30, 2014 was approximately $30.2 million, an increase of $15.0 million from the three months ended June 30, 2013. The increase was primarily the result of an increase in our average debt outstanding from the three months ended June 30, 2013 to the three months ended June 30, 2014 of approximately $1.74 billion, due primarily to the assumption of Colonial's debt as a result of the merger.

Gain from Real Estate Joint Ventures

Gain from real estate joint ventures for the three months ended June 30, 2014 was approximately $2.9 million, an increase of $2.9 million from the three months ended June 30, 2013. The increase was primarily a result of recording a $3.4 million gain for the disposition of Ansley Village by Fund II during the three months ended June 30, 2014. There was no such gain recorded during the three months ended June 30, 2013.

Discontinued Operations

Income from discontinued operations before gain on sale for the three months ended June 30, 2014 was approximately $0.4 million, a decrease of $1.2 million from the three months ended June 30, 2013. The decrease is driven by the fact that the properties included in discontinued operations had lower net income during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and there were two fewer properties included in discontinued operations.

We recorded a gain on sale of discontinued operations of $43.1 million for the three months ended June 30, 2013. We did not record a gain on sale of discontinued operations for the three months ended June 30, 2014 because we did not dispose of any properties which were classified as discontinued operations.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $3.7 million for the three months ended June 30, 2014. We did not record a gain on sale of discontinued operations for the three months ended June 30, 2013 because we did not dispose of any properties which were excluded from discontinued operations.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $27.5 million for the three months ended June 30, 2014 from the three months ended June 30, 2013.

Comparison of the six months ended June 30, 2014, to the six months ended June 30, 2013

Property Revenues

The following table shows our property revenues by segment for the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Six months ended June 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$123,695	$118,878	$4,817	4.1%
Secondary Market Same Store	123,502	121,697	1,805	1.5%
Non-Same Store and Other	240,686	18,827	221,859	1,178.4%
Total	$487,883	$259,402	$228,481	88.1%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 4.4%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Six months ended June 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$50,342	$48,249	$2,093	4.3%
Secondary Market Same Store	49,460	47,618	1,842	3.9%
Non-Same Store and Other	95,183	7,475	87,708	1,173.4%
Total	$194,985	$103,342	$91,643	88.7%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes, water and sewer utilities, and mulch landscaping expenses, with real estate taxes being the largest component. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes, mulch landscaping expenses, and water and sewer utilities, with real estate taxes being the largest component. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Six months ended June 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$28,964	$28,926	$38	0.1%
Secondary Market Same Store	29,886	29,776	110	0.4%
Non-Same Store and Other	100,794	5,715	95,079	1,663.7%
Total	$159,644	$64,417	$95,227	147.8%

The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Management Expense

Property management expense for the six months ended June 30, 2014 was approximately $16.6 million, an increase of $6.3 million from the six months ended June 30, 2013. The majority of the increase was related to increases in payroll expenses and software maintenance fees primarily as a result of the merger.

General and Administrative Expense

General and Administrative expense for the six months ended June 30, 2014 was approximately $9.6 million, an increase of $2.9 million from the six months ended June 30, 2013. The majority of the increase was related to increases in payroll expenses and stock incentives primarily as a result of the merger.

Merger and Integration Costs

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $2.9 million for the six months ended June 30, 2014. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $7.0 million for the six months ended June 30, 2014. There were $5.7 million of merger related expenses for the six months ended June 30, 2013. We did not incur any integration related expenses for the six months ended June 30, 2013.

Interest Expense

Interest expense for the six months ended June 30, 2014 was approximately $60.8 million, an increase of $30.1 million from the six months ended June 30, 2013. The increase was primarily the result of an increase in our average debt outstanding from the six months ended June 30, 2013 to the six months ended June 30, 2014 of approximately $1.76 billion, due primarily to the assumption of Colonial's debt as a result of the merger.

Gain from Real Estate Joint Ventures

Gain from real estate joint ventures for the six months ended June 30, 2014 was approximately $2.9 million, an increase of $2.8 million from the six months ended June 30, 2013. The increase was primarily a result of recording a $3.4 million gain for the disposition of Ansley Village by Fund II during the six months ended June 30, 2014. There was no such gain recorded during the six months ended June 30, 2013.

Discontinued Operations

Income from discontinued operations before gain on sale for the six months ended June 30, 2014 was approximately $0.9 million, a decrease of $2.6 million from the six months ended June 30, 2013. The decrease is driven by the fact that the properties included in discontinued operations had lower net income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and there were two fewer properties included in discontinued operations.

We recorded a gain on sale of discontinued operations of $5.5 million for the six months ended June 30, 2014 as compared to a $43.1 million gain for the six months ended June 30, 2013. The decrease in the gain is caused by the proceeds received in 2014 being less than the proceeds received in 2013 in relation to the net book value of the properties sold.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $6.2 million for the six months ended June 30, 2014. We did not record a gain on sale of discontinued operations for the six months ended June 30, 2013 because we did not dispose of any properties which were excluded from discontinued operations.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $33.8 million for the six months ended June 30, 2014 from the six months ended June 30, 2013.

Funds from Operations

Funds from operations, or FFO, represents net income (computed in accordance with GAAP) excluding extraordinary items, asset impairment, gains or losses on disposition of depreciable real estate assets, plus net income attributable to noncontrolling interest, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes sales of discontinued operations.

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

The following table is a reconciliation of Core FFO and FFO to net income available for MAA common shareholders for the three and six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available for MAA common shareholders	$31,613	$59,089	$46,479	$80,269
Depreciation and amortization of real estate assets	69,044	31,708	158,493	63,441
Depreciation and amortization of real estate assets of discontinued operations	—	973	42	2,210
Gain on sales of discontinued operations	—	(43,121)	(5,481)	(43,121)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(3,658)	—	(6,222)	—
Gain on disposition within unconsolidated entities	(3,414)	—	(3,414)	—
Depreciation and amortization of real estate assets of real estate joint ventures	155	247	354	491
Net income attributable to noncontrolling interests	1,773	1,939	2,621	2,764
Funds from operations	95,513	50,835	192,872	106,054
Acquisition expense	947	489	958	499
Merger related expenses	795	5,737	2,871	5,737
Integration related expenses	3,151	—	6,993	—
Loss (gain) on sale of non-depreciable real estate assets	22	—	(535)	—
Mark-to-market debt adjustment	(7,094)	(280)	(14,235)	(505)
Loss on debt extinguishment (1)	540	—	540	169
Core funds from operations	$93,874	$56,781	$189,464	$111,954
(1) The loss on debt extinguishment for 2014 is MAA's share of debt extinguishment costs incurred by our joint venture, Mid-America Multifamily Fund II.

FFO for the three months ended June 30, 2014 increased approximately $44.7 million from the three months ended June 30, 2013 primarily as a result of the increase in total property revenues of approximately $112.8 million discussed above that was only partially offset by the $44.8 million increase in property operating expenses as well as the $15.0 million of increased interest expense, $4.4 million of increased property management expense, and $3.2 million of integration related expenses, partially offset by the decrease in merger related expenses of $4.9 million.

FFO for the six months ended June 30, 2014 increased approximately $86.8 million from the six months ended June 30, 2013 primarily as a result of the increase in total property revenues of approximately $228.5 million discussed above that was only partially offset by the $91.6 million increase in property operating expenses as well as the $30.1 million of increased interest expense, $6.3 million of increased property management expense, and $7.0 million of integration related expenses.

Core FFO for the three months ended June 30, 2014 increased approximately $37.1 million from the three months ended June 30, 2013 primarily as a result of the increase in total property revenues of approximately $112.8 million discussed above that was only partially offset by the $44.8 million increase in property operating expenses as well as the $21.8 million of increased interest expense (excluding the impact of mark to market adjustment) and $4.4 million of increased property management expense.

Core FFO for the six months ended June 30, 2014 increased approximately $77.5 million from the six months ended June 30, 2013 primarily as a result of the increase in total property revenues of approximately $228.5 million discussed above that was only partially offset by the $91.6 million increase in property operating expenses as well as the $43.8 million of increased interest expense (excluding the impact of mark to market adjustment) and $6.3 million of increased property management expense.

Trends

During the three months ended June 30, 2014, rental demand for apartments was solid, as it was during the three months ended June 30, 2013. This strength was evident on two fronts: same store average physical occupancy during the three months ended June 30, 2014 was strong, ending the quarter at almost 96% occupancy and averaging in excess of 95% for the quarter; while same store effective rent per unit continued to grow, up 3.1% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a slower pace than a typical growth cycle.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of June 30, 2014, we were invested in approximately 48 defined Metropolitan Statistical Areas, with approximately 63% of our multifamily assets, based on gross assets, in large markets and 37% of our multifamily assets in select secondary markets.

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

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended the quarter strong while effective rents continued to grow. As we continue through the summer leasing season, which typically produces more leasing traffic than other parts of the year, physical occupancy will be strong. This will enable us to maximize pricing and occupancy in the third quarter of 2014.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $224.4 million for the six months ended June 30, 2014 from $109.4 million for the six months ended June 30, 2013. This change was a result of various items, including merger related activities driving higher revenue as discussed above.

Net cash used in investing activities was approximately $152.7 million during the six months ended June 30, 2014 compared to $71.2 million used in investing activities during the six months ended June 30, 2013. The increase in outflows is due to the factors discussed below. In the six months ended June 30, 2014, we had acquisition cash outflows of $166.4 million compared to $89.9 million for the six months ended June 30, 2013. We also had outflows of $43.2 million for normal capital improvements during the six months ended June 30, 2014 compared to only $22.5 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we had cash outflows of $29.4 million for development activities, compared to $20.8 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we also had cash outflows of $5.9 million for improvements to existing real estate assets compared to $5.1 million for the six months ended June 30, 2013. The cash outflows from investing activities were offset by an increase in cash inflows from disposition activity. During the six months ended June 30, 2014, we had cash inflows of approximately $125.6 million, which were related to the sale of five properties and five outparcels. During the six months ended June 30, 2013, we had $73.1 million of cash inflows from four property sales.

As of June 30, 2014, we owned 75,194,807 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,207,126 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,207,126 shares of our common stock, which as of June 30, 2014, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

Net cash used in financing activities was approximately $134.7 million for the six months ended June 30, 2014 compared to $38.4 million used in financing activities for the six months ended June 30, 2013. During the six months ended June 30, 2014 we paid $109.4 million in dividends and $6.2 million in distributions to noncontrolling interests compared to $59.1 million of dividends and $2.4 million of distributions paid during the six months ended June 30, 2013. We made $231.0 million in principal payments, $225.9 million of which related to the pay-off of various notes and mortgages, during the six months ended June 30, 2014 compared to $2.8 million of principal payments during the six months ended June 30, 2013. In the six months ended June 30, 2014, we had cash inflows of $396.2 million from proceeds of notes payable compared to none for the six months ended June 30, 2013. In the six months ended June 30, 2014, we received proceeds of approximately $0.6 million primarily from the issuance of common stock through the optional cash feature of our DRSPP. During the six months ended June 30, 2013, we received proceeds of approximately $25.0 million primarily through our at-the-market program, or ATM, and the DRSPP. In the six months ended June 30, 2014, we had cash outflows of $181.2 million from the net change in credit lines compared to $2.0 million of inflows from the net change in credit lines for the six months ended June 30, 2013.

During six months ended June 30, 2014, we sold no shares of common stock through our ATM. This compares to 365,011 shares of common stock sold for net proceeds of approximately $24.8 million for the six months ended June 30, 2013. As of June 30, 2014, there were 4,134,989 shares outstanding under our ATM.

During the six months ended June 30, 2014, we issued 640 shares for gross proceeds of approximately $44,000 through the direct stock purchase feature of our DRSPP. During the six months ended June 30, 2013, we issued 329 shares for gross proceeds of $22,000 through our DRSPP. No discount was offered on these issuances.

The weighted average interest rate at June 30, 2014 for the $3.48 billion of debt outstanding was 3.8%, compared to the weighted average interest rate of 3.6% on $1.7 billion of debt outstanding at June 30, 2013. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages, company-wide secured and unsecured credit facilities, and private and public unsecured notes. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At June 30, 2014, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by Fannie Mae and a $500 million unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.16 billion with all but $229.6 million collateralized and available to borrow at June 30, 2014. We had total borrowings outstanding under these credit facilities of $469.6 million at June 30, 2014.

Approximately 12.5% of our outstanding obligations at June 30, 2014 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $660.6 million, of which $434.6 million was collateralized and available to borrow at June 30, 2014. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $434.6 million at June 30, 2014. Various Fannie Mae rate traunches of the Fannie Mae Facilities mature from 2014 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

On June 27, 2014, we paid off $198.2 million under our credit facility with or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. As of June 30, 2014, we no longer had any borrowings outstanding through the Freddie Mac Facility.

We currently maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (Key Bank). The Key Bank credit facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70%, currently bearing interest at 1.10%, based on an investment grade pricing grid. This facility has an accordion feature which allows for expansion up to $800.0 million. This credit facility expires in August 2017 with two separate six-month extension options after the initial maturity date. At June 30, 2014, we had $496.4 million available to be borrowed under the Key Bank credit facility agreement with $35.0 million borrowings under this facility. Approximately $3.6 million of the facility is used to support letters of credit.

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

The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes accrued from, and including, December 15, 2013 and were payable on June 15, 2014, which was the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and will be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes accrued from, and including, September 1, 2013 and was paid on March 1, 2014. Interest payments will be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below MAALP may be required to pay additional interest on the Exchange Notes.

On June 10, 2014, MAALP issued $400 million in aggregate principal amount of notes, maturing on June 15, 2024 with an interest rate of 3.75% per annum (the "2024 Notes"). The purchase price paid by the initial purchasers was 98.873% of the principal amount. The 2024 Notes are general unsecured senior obligations of MAALP and rank equally in right of payment with all other senior unsecured indebtedness of MAALP. Interest on the 2024 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2014. The net proceeds from the offering after deducting the original issue discount of approximately $4.5 million and underwriting commissions and expenses of approximately $2.6 million was approximately $392.9 million. The 2024 Notes have been reflected net of discount in the consolidated balance sheet. The Company entered into five forward swaps totaling $250 million, which resulted in a total effective interest rate of 3.98%.

The Indenture under which the 2023 and 2024 notes were issued contains certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At June 30, 2014, MAALP was in compliance with each of these financial covenants.

All of the Existing Notes tendered into the Exchange Offers were cancelled in connection with the settlement of the Exchange Offers. In connection with the issuance and sale of the Exchange Notes, MAALP also entered into three separate registration rights agreements, each dated as of December 13, 2013, and each with J.P. Morgan Securities LLC, the dealer manager in the Exchange Offers (the “Registration Rights Agreements”). Under the Registration Rights Agreements, MAALP agreed to use commercially reasonable efforts to complete exchange offers registered under the Securities Act pursuant to which MAALP will offer to issue new exchange notes containing terms substantially similar in all material respects to the Exchange Notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) in exchange for the Exchange Notes. MAALP also agreed, if it determines that a registered exchange offer is not available or specified other circumstances occur, to use commercially reasonable efforts to file and have become effective a shelf registration statement relating to resales of the Exchange Notes. MAALP will be obligated to pay additional interest of up to 0.50% per annum on the Exchange Notes if it does not complete the exchange offers within 270 days after the issue date of the Exchange Notes and in other specified circumstances. We completed the exchange within the 270 day window and did not incur the additional interest.

On October 1, 2013, we acquired the Colonial term loan agreements with Wells Fargo and U.S. Bank Association of $250 million and $150 million, respectively. The Wells Fargo term loan bears interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time and matures on August 1, 2018. The U.S. Bank National Association term loan bears interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and matures on May 11, 2017. Including our term loan agreement with Key Bank and J.P. Morgan, we had total borrowings of $550 million outstanding under these term loan agreements at June 30, 2014.

As of June 30, 2014, we had entered into interest rate swaps totaling a notional amount of $675.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $255.3 million as of June 30, 2014.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2014 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,276,194	4.9	4.2%
Conventional - Variable Rate - Capped (1)	192,177	2.0	1.1%
Tax-free - Variable Rate - Capped (1)	87,858	3.6	0.9%
Total Fixed or Hedged Rate Maturity	$1,556,229	4.5	3.6%
Conventional - Variable Rate (2)	6,785	0.1	0.7%
Total Secured Rate Maturity	$1,563,014	4.4	3.6%
UNSECURED DEBT
Fixed Rate or Swapped	$1,877,399	5.3	4.0%
Variable Rate	35,000	0.1	1.3%
Total Unsecured Rate Maturity	$1,912,399	5.2	4.0%
TOTAL DEBT RATE MATURITY	$3,475,413	4.9	3.8%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,433,628	4.9	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 6% of SIFMA for tax-free caps.

(2)	Includes $27 million of mortgages with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the interest rate maturities of our outstanding debt as of June 30, 2014 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2014	$—	$50,000	$50,000	6.1%	$—	$50,000
2015	253,924	75,000	328,924	5.5%	51,977	380,901
2016	95,044	—	95,044	6.0%	104,354	199,398
2017	159,814	300,000	459,814	2.3%	64,573	524,387
2018	103,639	250,000	353,639	3.2%	32,691	386,330
Thereafter	1,866,172	—	1,866,172	4.8%	26,440	1,892,612
Total	$2,478,593	$675,000	$3,153,593	4.4%	$280,035	$3,433,628

The following schedule outlines the contract maturities of our outstanding debt as of June 30, 2014 (dollars in thousands):

	Credit Facilities
	Fannie Mae Secured	Key Bank Unsecured	Other Secured	Other Unsecured	Total
2014	$—	$—	$—	$—	$—
2015	105,785	—	72,534	193,230	$371,549
2016	80,000	—	29,619	80,449	$190,068
2017	80,000	35,000	91,592	318,223	$524,815
2018	80,000	—	52,600	301,068	$433,668
Thereafter	88,858	—	882,026	984,429	$1,955,313
Total	$434,643	$35,000	$1,128,371	$1,877,399	$3,475,413

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $434.6 million of our outstanding debt through credit facilities as of June 30, 2014.

The interest rate markets for Fannie Mae DMBS, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. Prudential Mortgage Capital, a Delegated Underwriting and Servicing (DUS) lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us.

For the quarter ended June 30, 2014, our net cash provided by operating activities was in excess of covering funding of normal capital improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $65.7 million, as compared to $25.4 million for the same period in 2013. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of June 30, 2014 (dollars in thousands):

Contractual Obligations (1)	2014	2015	2016	2017	2018	Thereafter	Total
Long-Term Debt Obligations (2)	$5,383	$430,937	$186,252	$497,297	$392,922	$1,962,622	$3,475,413
Fixed Rate or
Swapped Interest (3)	50,651	97,193	83,254	71,652	62,809	218,596	584,155
Purchase Obligations (4)	1,086	—	—	—	—	—	1,086
Operating Lease Obligations	127	250	249	244	174	—	1,044
Total	$57,247	$528,380	$269,755	$569,193	$455,905	$2,181,218	$4,061,698

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At June 30, 2014, and 2013, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2014, Mid-America Multifamily Fund I, LLC was legally dissolved and owned zero properties. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of June 30, 2014, Mid-America Multifamily Fund II, LLC owned one property. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 17 in our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method for the joint ventures in which we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2014. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial condition and results of operations taken as a whole, but does not expect the impact to be material.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years; however, early adoption is permitted beginning in the first quarter of 2014. We adopted ASU 2014-08 during the period ending March 31, 2014. The adoption of ASU 2014-08 required us to not classify certain disposals occurring during 2014 as discontinued operations.

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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, were named defendants in a lawsuit arising out of alleged construction deficiencies with respect to condominium units at Plantation Point in Bluffton, South Carolina. Plantation Point was previously owned and operated by Colonial LP as a multi-family rental project by the name of the Ashley Plantation apartments. Colonial LP sold the property in 2005 to a third party, which then converted the property to condominiums and sold all 414 units. The lawsuit was settled in the second quarter of 2014.

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

Loss Contingencies

The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the unrecorded loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

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

Approximately 40.0% of our portfolio is centered in our top six markets: Austin, Texas; Atlanta, Georgia; Charlotte, North Carolina; Raleigh/Durham, North Carolina; Dallas, Texas; and Orlando, Florida. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

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

As of June 30, 2014, we had two development communities under construction totaling 514 units. We have completed no units for the development projects as of June 30, 2014.  Our development and construction activities are subject to the following risks:

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

As of June 30, 2014, the amount of our total debt was approximately $3.48 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

At June 30, 2014, we had outstanding borrowings of approximately $3.48 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

A change in United States government policy with regard to Fannie Mae could impact our financial condition.

Fannie Mae is a major source of financing for multifamily real estate in the United States. We utilize loan programs sponsored by these entities as one source of capital to finance our growth and our operations. On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae. We do not know when or if Fannie Mae will restrict their support of lending to the multifamily industry or to us in particular. As of June 30, 2014, 13% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by Fannie Mae with agency rate-based maturities ranging from 2014 through 2018. We decreased the indebtedness outstanding on our Fannie Mae and Freddie Mac credit facilities from $702.6 million on June 30, 2013 to $434.6 million on June 30, 2014, which includes paying off the Freddie Mac facility. Since June 30, 2013 we have added approximately $1.0 billion of unsecured senior notes and added an additional $400.0 million of unsecured term loans. A decision by the U.S. government to eliminate or downscale Fannie Mae or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect us and our growth and operations.

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

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of June 30, 2014, no shares of preferred stock were issued and outstanding.

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

Item 2.   Purchases of Equity Securities

The following chart shows our repurchases of shares for the three-month period ended June 30, 2014:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2014 - April 30, 2014	—	$—	—	2,138,000
May 1, 2014 - May 31, 2014	—	$—	—	2,138,000
June 1, 2014 - June 30, 2014	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
10.1 †
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 16, 2014 and incorporated herein by reference)

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	August 1, 2014	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	August 1, 2014	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1 †
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 16, 2014 and incorporated herein by reference)

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 1, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

† Management contract or compensatory plan or arrangement