Form 10-Q
period 2014-09-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2014-10-31
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☑
Mid-America Apartments, L.P.	YES ☐	NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	October 27, 2014
Common Stock, $0.01 par value	75,254.249

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This Report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 94.7% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2014, MAA owned 75,242,266 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the quarterly reports on Form 10-Q of MAA and the Operating Partnership, including the notes to the condensed consolidated financial statements, into this single report results in the following benefits:

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$872,786	$871,316
Buildings and improvements	6,595,550	6,366,701
Furniture, fixtures and equipment	208,653	199,573
Development and capital improvements in progress	59,161	166,048
	7,736,150	7,603,638
Less accumulated depreciation	(1,288,374)	(1,124,207)
	6,447,776	6,479,431

Undeveloped land	58,700	63,850
Corporate properties, net	8,263	7,523
Investments in real estate joint ventures	1,802	5,499
Real estate assets, net	6,516,541	6,556,303

Cash and cash equivalents	87,766	89,333
Restricted cash	59,786	44,361
Deferred financing costs, net	17,870	17,424
Other assets	62,996	91,637
Goodwill	2,321	4,106
Assets held for sale	35,734	38,761
Total assets	$6,783,014	$6,841,925

Liabilities and Shareholders' Equity:
Liabilities:
Secured notes payable	$1,554,592	$1,790,935
Unsecured notes payable	1,875,422	1,681,783
Accounts payable	10,089	15,067
Fair market value of interest rate swaps	13,132	20,015
Accrued expenses and other liabilities	238,849	206,268
Security deposits	9,970	9,270
Total liabilities	3,702,054	3,723,338

Redeemable stock	5,028	5,050

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,242,266 and 74,830,726 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (1)	752	747
Additional paid-in capital	3,616,847	3,599,549
Accumulated distributions in excess of net income	(705,022)	(653,593)
Accumulated other comprehensive income	396	108
Total MAA shareholders' equity	2,912,973	2,946,811
Noncontrolling interest	162,959	166,726
Total equity	3,075,932	3,113,537
Total liabilities and equity	$6,783,014	$6,841,925

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2014 and December 31, 2013 are 85,164 and 83,139, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2014 and 2013
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating revenues:
Rental revenues	$225,789	$124,612	$669,387	$363,445
Other property revenues	22,981	10,648	67,266	31,217
Total property revenues	248,770	135,260	736,653	394,662
Management fee income	11	146	169	465
Total operating revenues	248,781	135,406	736,822	395,127
Property operating expenses:
Personnel	26,355	14,930	76,447	43,332
Building repairs and maintenance	8,703	4,554	22,286	11,557
Real estate taxes and insurance	30,918	16,741	92,735	48,187
Utilities	14,874	7,506	41,534	20,900
Landscaping	4,002	2,894	15,391	8,595
Other operating	15,781	9,068	47,225	26,464
Depreciation and amortization	70,222	32,766	229,866	97,183
Total property operating expenses	170,855	88,459	525,484	256,218
Acquisition expense	13	—	971	499
Property management expenses	7,429	4,970	24,019	15,301
General and administrative expenses	6,511	3,976	16,065	10,604
Merger related expenses	331	5,561	3,202	11,298
Integration related expenses	147	35	7,140	35
Income from continuing operations before non-operating items	63,495	32,405	159,941	101,172
Interest and other non-property income	85	16	1,166	86
Interest expense	(28,251)	(14,923)	(89,090)	(45,657)
Loss on debt extinguishment/modification	(2,586)	(218)	(2,586)	(387)
Amortization of deferred financing costs	(1,000)	(820)	(3,485)	(2,427)
Net casualty (loss) gain after insurance and other settlement proceeds	(126)	—	(431)	455
Gain on sale of depreciable real estate assets excluded from discontinued operations	36,032	—	42,254	—
Gain on sale of non-depreciable real estate assets	—	—	535	—
Income before income tax expense	67,649	16,460	108,304	53,242
Income tax expense	(442)	(223)	(1,235)	(669)
Income from continuing operations before joint venture activity	67,207	16,237	107,069	52,573
Gain from real estate joint ventures	3,124	60	6,019	161
Income from continuing operations	70,331	16,297	113,088	52,734
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	488	972	1,353	4,451
Net casualty gain (loss) after insurance and other settlement proceeds on discontinued operations	3	(1)	—	(5)
(Loss) gain on sale of discontinued operations	(103)	28,788	5,378	71,909
Consolidated net income	70,719	46,056	119,819	129,089
Net income attributable to noncontrolling interests	3,743	1,772	6,364	4,536
Net income available for MAA common shareholders	$66,976	$44,284	$113,455	$124,553

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.89	$0.37	$1.43	$1.19
Discontinued property operations	—	0.67	0.08	1.73
Net income available for common shareholders	$0.89	$1.04	$1.51	$2.92

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$0.89	$0.37	$1.43	$1.19
Discontinued property operations	—	0.67	0.08	1.72
Net income available for common shareholders	$0.89	$1.04	$1.51	$2.91

Dividends declared per common share	$0.7300	$0.6950	$2.1900	$2.0850
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consolidated net income	$70,719	$46,056	$119,819	$129,089
Other comprehensive income:
Unrealized (losses) gains from the effective portion of derivative instruments	(696)	(1,826)	(9,096)	10,096
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	2,589	3,621	9,399	12,098
Total comprehensive income	72,612	47,851	120,122	151,283
Less: comprehensive income attributable to noncontrolling interests	(3,845)	(1,830)	(6,379)	(5,275)
Comprehensive income attributable to MAA	$68,767	$46,021	$113,743	$146,008

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$119,819	$129,089
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(17)	(29)
Depreciation and amortization	233,312	102,158
Stock compensation expense	3,180	1,729
Redeemable stock issued	690	535
Amortization of debt premium	(20,121)	(948)
Gain from investments in real estate joint ventures	(3,159)	(161)
Loss on debt extinguishment	2,586	387
Derivative interest (credit) expense	(2,543)	827
Settlement of forward swaps	(3,625)	—
Gain on sale of non-depreciable real estate assets	(535)	—
Gain on sale of depreciable real estate assets excluded from discontinued operations	(42,254)	—
Gain on sale of discontinued operations	(5,378)	(71,909)
Net casualty loss (gain) and other settlement proceeds	431	(450)
Changes in assets and liabilities:
Restricted cash	15,062	(391)
Other assets	(5,016)	(7,611)
Accounts payable	(1,665)	2,377
Accrued expenses and other	31,630	12,951
Security deposits	688	223
Net cash provided by operating activities	323,085	168,777
Cash flows from investing activities:
Purchases of real estate and other assets	(180,272)	(89,866)
Normal capital improvements	(71,140)	(35,412)
Construction capital and other improvements	(4,456)	(3,873)
Renovations to existing real estate assets	(11,950)	(8,616)
Development	(40,752)	(26,129)
Distributions from real estate joint ventures	15,964	8,311
Contributions to real estate joint ventures	—	(183)
Proceeds from disposition of real estate assets	241,691	118,783
Funding of escrow for future acquisitions	(30,487)	(57,380)
Net cash used in investing activities	(81,402)	(94,365)
Cash flows from financing activities:
Net change in credit lines	(216,184)	177,000
Proceeds from notes payable	396,532	—
Principal payments on notes payable	(258,105)	(8,695)
Payment of deferred financing costs	(4,156)	(2,655)
Repurchase of common stock	(456)	(682)
Proceeds from issuances of common shares	728	25,038
Exercise of stock options	11,916	—
Distributions to noncontrolling interests	(9,227)	(3,574)
Dividends paid on common shares	(164,298)	(88,814)
Net cash (used in) provided by financing activities	(243,250)	97,618
Net (decrease) increase in cash and cash equivalents	(1,567)	172,030
Cash and cash equivalents, beginning of period	89,333	9,075
Cash and cash equivalents, end of period	$87,766	$181,105

Supplemental disclosure of cash flow information:
Interest paid	$101,252	$48,534
Income taxes paid	$1,596	$803
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$992	$550
Accrued construction in progress	$6,539	$4,190
Interest capitalized	$1,253	$1,118
Marked-to-market adjustment on derivative instruments	$6,471	$21,367
Fair value adjustment on debt assumed	$2,720	$704
Loan assumption	$52,521	$18,293
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(Dollars in thousands, except unit data)

	September 30, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$872,786	$871,316
Buildings and improvements	6,595,550	6,366,701
Furniture, fixtures and equipment	208,653	199,573
Development and capital improvements in progress	59,161	166,048
	7,736,150	7,603,638
Less accumulated depreciation	(1,288,374)	(1,124,207)
	6,447,776	6,479,431

Undeveloped land	58,700	63,850
Corporate properties, net	8,263	7,523
Investments in real estate joint ventures	1,802	5,499
Real estate assets, net	6,516,541	6,556,303

Cash and cash equivalents	87,766	89,333
Restricted cash	59,786	44,361
Deferred financing costs, net	17,870	17,424
Other assets	62,996	91,637
Goodwill	2,321	4,106
Assets held for sale	35,734	38,761
Total assets	$6,783,014	$6,841,925

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,554,592	$1,790,935
Unsecured notes payable	1,875,422	1,681,783
Accounts payable	10,089	15,067
Fair market value of interest rate swaps	13,132	20,015
Accrued expenses and other liabilities	238,849	206,268
Security deposits	9,970	9,270
Due to general partner	19	19
Total liabilities	3,702,073	3,723,357

Redeemable units	5,028	5,050

Capital:
General partner: 75,242,266 OP Units outstanding at September 30, 2014 and 74,830,726 OP Units outstanding at December 31, 2013 (1)	2,912,499	2,946,598
Limited partners: 4,202,123 OP Units outstanding at September 30, 2014 and 4,227,384 OP Units outstanding at December 31, 2013 (1)	162,937	166,746
Accumulated other comprehensive income	477	174
Total capital	3,075,913	3,113,518
Total liabilities and capital	$6,783,014	$6,841,925

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at September 30, 2014 and December 31, 2013 are 85,164 and 83,139, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2014 and 2013
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating revenues:
Rental revenues	$225,789	$124,612	$669,387	$363,445
Other property revenues	22,981	10,648	67,266	31,217
Total property revenues	248,770	135,260	736,653	394,662
Management fee income	11	146	169	465
Total operating revenues	248,781	135,406	736,822	395,127
Property operating expenses:
Personnel	26,355	14,930	76,447	43,332
Building repairs and maintenance	8,703	4,554	22,286	11,557
Real estate taxes and insurance	30,918	16,741	92,735	48,187
Utilities	14,874	7,506	41,534	20,900
Landscaping	4,002	2,894	15,391	8,595
Other operating	15,781	9,068	47,225	26,464
Depreciation and amortization	70,222	32,766	229,866	97,183
Total property operating expenses	170,855	88,459	525,484	256,218
Acquisition expense	13	—	971	499
Property management expenses	7,429	4,970	24,019	15,301
General and administrative expenses	6,511	3,976	16,065	10,604
Merger related expenses	331	5,561	3,202	11,298
Integration related expenses	147	35	7,140	35
Income from continuing operations before non-operating items	63,495	32,405	159,941	101,172
Interest and other non-property income	85	16	1,166	86
Interest expense	(28,251)	(14,923)	(89,090)	(45,657)
Loss on debt extinguishment/modification	(2,586)	(218)	(2,586)	(387)
Amortization of deferred financing costs	(1,000)	(820)	(3,485)	(2,427)
Net casualty (loss) gain after insurance and other settlement proceeds	(126)	—	(431)	455
Gain on sale of depreciable real estate assets excluded from discontinued operations	36,032	—	42,254	—
Gain on sale of non-depreciable real estate assets	—	—	535	—
Income before income tax expense	67,649	16,460	108,304	53,242
Income tax expense	(442)	(223)	(1,235)	(669)
Income from continuing operations before joint venture activity	67,207	16,237	107,069	52,573
Gain from real estate joint ventures	3,124	60	6,019	161
Income from continuing operations	70,331	16,297	113,088	52,734
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	488	973	1,353	4,054
Net casualty gain (loss) after insurance and other settlement proceeds on discontinued operations	3	(1)	—	(5)
(Loss) gain on sale of discontinued operations	(103)	28,806	5,378	60,585
Net income available for Mid-America Apartments, L.P. common unitholders	$70,719	$46,075	$119,819	$117,368

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.89	$0.37	$1.43	$1.19
Income from discontinued operations available for common unitholders	—	0.67	0.08	1.46
Net income available for common unitholders	$0.89	$1.04	$1.51	$2.65

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.89	$0.37	$1.43	$1.19
Income from discontinued operations available for common unitholders	—	0.67	0.08	1.46
Net income available for common unitholders	$0.89	$1.04	$1.51	$2.65

Distributions declared per common unit	$0.7300	$0.6950	$2.1900	$2.0850

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income available for Mid-America Apartments, L.P. common unitholders	$70,719	$46,075	$119,819	$117,368
Other comprehensive income:
Unrealized (losses) gains from the effective portion of derivative instruments	(696)	(1,826)	(9,096)	10,096
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	2,589	3,621	9,399	12,098
Comprehensive income attributable to Mid-America Apartments, L.P.	$72,612	$47,870	$120,122	$139,562

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2014 and 2013
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$119,819	$117,368
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(17)	(29)
Depreciation and amortization	233,312	101,923
Stock compensation expense	3,180	1,729
Redeemable units issued	690	535
Amortization of debt premium	(20,121)	(948)
Gain from investments in real estate joint ventures	(3,159)	(161)
Loss on debt extinguishment	2,586	387
Derivative interest (credit) expense	(2,543)	827
Settlement of forward swaps	(3,625)	—
Gain on sale of non-depreciable real estate assets	(535)	—
Gain on sale of depreciable real estate assets excluded from discontinued operations	(42,254)	—
Gain on sale of discontinued operations	(5,378)	(60,585)
Net casualty loss (gain) and other settlement proceeds	431	(450)
Changes in assets and liabilities:
Restricted cash	15,062	(390)
Other assets	(5,016)	(7,740)
Accounts payable	(1,665)	2,409
Accrued expenses and other	31,630	13,200
Security deposits	688	242
Net cash provided by operating activities	323,085	168,317
Cash flows from investing activities:
Purchases of real estate and other assets	(180,272)	(89,866)
Normal capital improvements	(71,140)	(35,451)
Construction capital and other improvements	(4,456)	(3,873)
Renovations to existing real estate assets	(11,950)	(8,616)
Development	(40,752)	(26,129)
Distributions from real estate joint ventures	15,964	8,311
Contributions to real estate joint ventures	—	(183)
Proceeds from disposition of real estate assets	241,691	102,204
Funding of escrow for future acquisitions	(30,487)	(57,380)
Net cash used in investing activities	(81,402)	(110,983)
Cash flows from financing activities:
Advances from general partner	—	17,219
Net change in credit lines	(216,184)	177,000
Proceeds from notes payable	396,532	—
Principal payments on notes payable	(258,105)	(8,695)
Payment of deferred financing costs	(4,156)	(2,655)
Repurchase of common units	(456)	(682)
Proceeds from issuances of common units	728	25,038
Exercise of unit options	11,916	—
Distributions paid on common units	(173,525)	(92,388)
Net cash (used in) provided by financing activities	(243,250)	114,837
Net (decrease) increase in cash and cash equivalents	(1,567)	172,171
Cash and cash equivalents, beginning of period	89,333	8,934
Cash and cash equivalents, end of period	$87,766	$181,105

Supplemental disclosure of cash flow information:
Interest paid	$101,252	$48,534
Income taxes paid	$1,596	$803
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$6,539	$4,190
Interest capitalized	$1,253	$1,118
Marked-to-market adjustment on derivative instruments	$6,471	$21,367
Fair value adjustment on debt assumed	$2,720	$704
Loan assumption	$52,521	$18,293
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
September 30, 2014 and 2013
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

As of September 30, 2014, MAA owned 75,242,266 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

As of September 30, 2014, we owned and operated 265 apartment communities comprising 81,137 apartments located in 14 states principally through the Operating Partnership, and we also owned an interest in the following unconsolidated real estate joint ventures:

	Percent Owned	Number of Units/Square Feet
Multifamily:
McKinney (1)	25.00%	—

Commercial:
Land Title Building	33.30%	29,971

(1) This joint venture consists of undeveloped land.

As of September 30, 2014, we had two development communities under construction totaling 514 units, with no units completed. Total expected costs for the development projects are $72.9 million, of which $49.2 million has been incurred through September 30, 2014. We expect to complete construction on one of the two projects by the first quarter of 2015 and on the other by the second quarter of 2015. Four of our multifamily properties include retail components with approximately 100,000 square feet of gross leasable area. We also have three wholly owned commercial properties, which we acquired through our merger with Colonial with approximately 287,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

Out of Period Adjustment

During the three months ended September 30, 2014, we reviewed our reconciliation of accumulated other comprehensive income, or AOCI. During this review, we noted that balances attributable to certain off-market interest rate swaps had accumulated in AOCI. As a result of this review, in the current quarter we recorded a $2.3 million non-cash adjustment to interest expense related to certain off-market derivative contracts acquired with the merger. This represents a cumulative adjustment for the one year period ended September 30, 2014 required by Accounting Standards Codification, or ASC, 815 to properly reflect the AOCI related to these off-market derivative contracts. The impact of the misstatement caused Net income available for MAA common shareholders to be understated by approximately $0.8 million, or $0.01 per diluted share for the year ended December 31, 2013. Total MAA shareholders' equity would not be affected by this adjustment. Because we believe the impact to Net income available for MAA common shareholders, EPS, and Total MAA shareholders' equity would not impact the readers of these financial statements, we deemed the out of period portion of this adjustment to be immaterial to the current period and all periods presented.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made. We previously reported approximately $9.5 million of cash proceeds from stock option exercises within Cash flows from operating activities for the six months ended June 30, 2014. This line has been reclassified to Cash flows from financing activities for the nine months ended September 30, 2014. In addition, we previously reported $6.2 million of Gain on sale of depreciable real-estate assets excluded from discontinued operations and $0.5 million of Gain on sale of non-depreciable real-estate assets as separate items below Discontinued operations on our Statement of Operations for the six months ended June 30, 2014. These two lines have been reclassified into Income from continuing operations for all periods presented as allowed under Accounting Standards Update, or ASU, 2014-08. The reclassifications had no effect on Net income available for MAA common shareholders.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 95% to 100% of all consolidated subsidiaries. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal, recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

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

The allocation of the purchase price described above requires a significant amount of judgment and represents the Company's best estimate of the fair value as of the acquisition date. The following final purchase price allocation was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the final purchase price allocation (in thousands):

Land	$469,396
Buildings and improvements	3,080,858
Furniture, fixtures and equipment	96,377
Development and capital improvements in progress	113,368
Undeveloped land	58,400
Properties held for sale	33,300
Lease intangible assets	57,946
Cash and cash equivalents	63,454
Restricted cash	6,825
Deferred costs and other assets, excluding lease intangible assets	86,141
Total assets acquired	4,066,065

Notes payable	(1,759,550)
Fair market value of interest rate swaps	(14,961)
Accounts payable, accrued expenses, and other liabilities	(128,678)
Total liabilities assumed, including debt	(1,903,189)

Total purchase price	$2,162,876

We incurred merger and integration related expenses of $10.3 million for the nine months ended September 30, 2014. These amounts were expensed as incurred and are included in the Consolidated Statement of Operations in the items titled Merger related expenses, primarily consisting of severance, legal, and professional costs and Integration related expenses, primarily related to temporary systems, staffing, and facilities costs.

The allocation of fair values of the assets acquired and liabilities assumed has changed by an immaterial amount from the allocation reported in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014. The changes were based on information concerning the subject assets and liabilities that was not yet known at the time of the 10-K filing. These adjustments had no material impact on the purchase price allocation, the consolidated balance sheet or the results of operations.

3.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating Partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine months ended September 30, 2014 and 2013, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Shares Outstanding
Weighted average common shares - basic	75,058		42,702		74,937		42,583
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	1,709
Effect of dilutive securities	—	(1)	—	(1)	—	(1)	53
Weighted average common shares - diluted	75,058		42,702		74,937		44,345

Calculation of Earnings per Share - basic
Income from continuing operations	$70,331		$16,297		$113,088		$52,734
Income from continuing operations attributable to noncontrolling interests	(3,722)		(632)		(6,005)		(1,973)
Income from continuing operations allocated to unvested restricted shares	(130)		(14)		(209)		(46)
Income from continuing operations available for common shareholders, adjusted	$66,479		$15,651		$106,874		$50,715

Income from discontinued operations	$388		$29,759		$6,731		$76,355
Income from discontinued operations attributable to noncontrolling interest	(21)		(1,140)		(359)		(2,563)
Income from discontinued operations allocated to unvested restricted shares	(1)		(25)		(12)		(67)
Income from discontinued operations available for common shareholders, adjusted	$366		$28,594		$6,360		$73,725

Weighted average common shares - basic	75,058		42,702		74,937		42,583
Earnings per share - basic	$0.89		$1.04		$1.51		$2.92

Calculation of Earnings per Share - diluted
Income from continuing operations	$70,331		$16,297		$113,088		$52,734
Income from continuing operations attributable to noncontrolling interests	(3,725)	(1)	(632)	(1)	(6,005)	(1)	—
Income from continuing operations allocated to unvested restricted shares	(130)	(1)	(14)	(1)	(209)	(1)	—
Income from continuing operations available for common shareholders, adjusted	$66,476		$15,651		$106,874		$52,734

Income from discontinued operations	$388		$29,759		$6,731		$76,355
Income from discontinued operations attributable to noncontrolling interest	(21)	(1)	(1,140)	(1)	(357)	(1)	—
Income from discontinued operations allocated to unvested restricted shares	(1)	(1)	(25)	(1)	(12)	(1)	—
Income from discontinued operations available for common shareholders, adjusted	$366		$28,594		$6,362		$76,355

Weighted average common shares - diluted	75,058		42,702		74,937		44,345
Earnings per share - diluted	$0.89		$1.04		$1.51		$2.91

(1) Operating partnership units, other dilutive securities, and the related income with each are not included in the diluted earnings per share calculations as they were not dilutive.

4.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three and nine months ended September 30, 2014 and 2013 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Units Outstanding
Weighted average common units - basic	79,263		44,408		79,148		44,293
Effect of dilutive securities	—	(1)	—	(1)	—	(1)	53
Weighted average common units - diluted	79,263		44,408		79,148		44,346

Calculation of Earnings per Unit - basic
Income from continuing operations	$70,331		$16,297		$113,088		$52,734
Income from continuing operations allocated to unvested restricted shares	(130)		(14)		(209)		(46)
Income from continuing operations available for common unitholders, adjusted	$70,201		$16,283		$112,879		$52,688

Income from discontinued operations	$388		$29,778		$6,731		$64,634
Income from discontinued operations allocated to unvested restricted shares	(1)		(25)		(12)		(56)
Income from discontinued operations available for common unitholders, adjusted	$387		$29,753		$6,719		$64,578

Weighted average common units - basic	79,263		44,408		79,148		44,293
Earnings per unit - basic:	$0.89		$1.04		$1.51		$2.65

Calculation of Earnings per Unit - diluted
Income from continuing operations	$70,331		$16,297		$113,088		$52,734
Income from continuing operations allocated to unvested restricted shares	(130)	(1)	(14)	(1)	(209)	(1)	—
Income from continuing operations available for common unitholders, adjusted	$70,201		$16,283		$112,879		$52,734

Income from discontinued operations	$388		$29,778		$6,731		$64,634
Income from discontinued operations allocated to unvested restricted shares	(1)	(1)	(25)	(1)	(12)	(1)	—
Income from discontinued operations available for common unitholders, adjusted	$387		$29,753		$6,719		$64,634

Weighted average common units - diluted	79,263		44,408		79,148		44,346
Earnings per unit - diluted:	$0.89		$1.04		$1.51		$2.65

(1) Dilutive securities and the related income are not included in the diluted earnings per unit calculations as they were not dilutive.

5.    MAA Equity

Total equity and its components for the nine-month periods ended September 30, 2014 and 2013 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2013	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537
Net income			113,455		6,364	119,819
Other comprehensive income - derivative instruments (cash flow hedges)				288	15	303
Issuance and registration of common shares	2	726				728
Shares repurchased and retired	—	(456)				(456)
Exercise of stock options	3	11,913				11,916
Shares issued in exchange for units	—	992			(992)	—
Shares issued in exchange from redeemable stock		998				998
Redeemable stock fair market value			(286)			(286)
Adjustment for noncontrolling interest ownership in operating partnership		(55)			55	—
Amortization of unearned compensation		3,180				3,180
Dividends on common stock ($2.19 per share)			(164,598)		—	(164,598)
Dividends on noncontrolling interest units ($2.19 per unit)					(9,209)	(9,209)
EQUITY BALANCE SEPTEMBER 30, 2014	$752	$3,616,847	$(705,022)	$396	$162,959	$3,075,932

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2012	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110
Net income			124,553		4,536	129,089
Other comprehensive income - derivative instruments (cash flow hedges)				21,455	739	22,194
Issuance and registration of common shares	4	25,034				25,038
Shares repurchased and retired	—	(682)				(682)
Shares issued in exchange for units	1	549			(550)	—
Redeemable stock fair market value			209			209
Adjustment for noncontrolling interest ownership in operating partnership		(7,418)			7,418	—
Amortization of unearned compensation		1,729				1,729
Dividends on common stock ($2.085 per share)			(89,109)		—	(89,109)
Dividends on noncontrolling interest units ($2.085 per unit)					(3,557)	(3,557)
EQUITY BALANCE SEPTEMBER 30, 2013	$427	$1,562,211	$(567,662)	$(4,599)	$39,644	$1,030,021

6.    MAALP Capital

Total capital and its components for the nine-month periods ended September 30, 2014 and 2013 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518
Net income	6,364	113,455		119,819
Other comprehensive income - derivative instruments (cash flow hedges)			303	303
Issuance of units	—	728		728
Units repurchased and retired		(456)		(456)
Exercise of unit options		11,916		11,916
General partner units issued in exchange for limited partner units	(992)	992		—
Units issued in exchange from redeemable units		998		998
Redeemable units fair market value adjustment		(286)		(286)
Adjustment for limited partners' capital at redemption value	28	(28)		—
Amortization of unearned compensation		3,180		3,180
Distributions ($2.19 per unit)	(9,209)	(164,598)		(173,807)
CAPITAL BALANCE SEPTEMBER 30, 2014	$162,937	$2,912,499	$477	$3,075,913

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007
Net income	4,518	112,850		117,368
Other comprehensive income - derivative instruments (cash flow hedges)			22,193	22,193
Issuance of units		25,038		25,038
Units repurchased and retired		(682)		(682)
General partner units issued in exchange for limited partner units	(550)	550		—
Redeemable units fair market value adjustment		209		209
Adjustment for limited partners capital at redemption value	1,218	16,597		17,815
Amortization of unearned compensation		1,729		1,729
Distributions ($2.085 per unit)	(3,557)	(89,109)		(92,666)
CAPITAL BALANCE SEPTEMBER 30, 2013	$39,783	$994,916	$(4,688)	$1,030,011

7.           Borrowings

On September 30, 2014 and December 31, 2013, we had total indebtedness of approximately $3.43 billion and $3.47 billion, respectively. Our indebtedness as of September 30, 2014 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities and notes. We utilize both secured and unsecured debt.

On August 7, 2013, our Operating Partnership entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%, currently bearing interest at 1.10%. As of September 30, 2014, we had zero borrowings under this facility.

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

The Indenture under which the 2023 and 2024 notes were issued contains certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At September 30, 2014, MAALP was in compliance with each of these financial covenants.

On July 10, 2014, we paid off a $27.5 million mortgage during our sale of the Greenbrook apartments. We recorded a $2.6 million loss on debt extinguishment due to paying off the mortgage prior to maturity.

We utilize interest rate swaps and interest rate caps to help manage our current and future interest rate risk and entered into 9 interest rate swaps and 6 interest rate caps as of September 30, 2014, representing notional amounts totaling $625.0 million and $165.0 million, respectively. We also held 14 non-designated interest rate caps with notional amounts totaling $90.3 million as of September 30, 2014.

The following table summarizes our outstanding debt structure as of September 30, 2014 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,090,496	4.0%	5/5/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	75,000	4.8%	3/31/2015
Total fixed rate secured debt	$1,215,496	4.1%	1/1/2019
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$221,585	0.7%	1/27/2017
FNMA tax-free credit facilities	90,415	0.9%	7/23/2031
Freddie Mac mortgages	27,096	3.4%	10/31/2015
Total variable rate secured debt	$339,096	1.0%	11/2/2020
Total Secured Debt	$1,554,592	3.4%	5/27/2019

Unsecured Debt
Term loans fixed with swaps	$550,000	3.1%	11/10/2017
Fixed rate senior bonds	1,325,422	4.5%	12/3/2021
Total Unsecured Debt	$1,875,422	4.0%	9/24/2020

Total Outstanding Debt	$3,430,014	3.7%	11/14/2019

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2014 and 2013, we recorded ineffectiveness of $25,000 (increase to interest expense) and $1,000 (increase to interest expense), respectively, and during the nine months ended September 30, 2014 and 2013, we recorded ineffectiveness of $88,000 (increase to interest expense) and $26,000 (decrease to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $7.5 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2014, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	6	$165,000,000
Interest Rate Swaps	9	$625,000,000

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $10,000 for the three months ended September 30, 2014 and a loss of $138,000 for the nine months ended September 30, 2014. We recorded a loss of $5,000 for the three months ended September 30, 2013 and a loss of $8,000 for the nine months ended September 30, 2013.

As of September 30, 2014, we had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate caps	14	$90,326,031

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, respectively.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of September 30, 2014 and
December 31, 2013 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$117	$396	Fair market value of interest rate swaps	$13,132	$20,015

Total derivatives designated as hedging instruments		$117	$396		$13,132	$20,015

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$14	$49		$—	$—

Total derivatives not designated as hedging instruments		$14	$49		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three and nine months ended September 30, 2014 and 2013 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2014	2013		2014	2013		2014	2013

Interest rate contracts	$(696)	$(1,826)	Interest expense	$(2,589)	$(3,621)	Interest expense	$(25)	$(1)

Total derivatives in cash flow hedging relationships	$(696)	$(1,826)		$(2,589)	$(3,621)		$(25)	$(1)

Nine months ended September 30,

Interest rate contracts	$(9,096)	$10,096	Interest expense	$(9,399)	$(12,098)	Interest expense	$(88)	$26

Total derivatives in cash flow hedging relationships	$(9,096)	$10,096		$(9,399)	$(12,098)		$(88)	$26

Derivatives Not Designated as Hedging Instruments

Three months ended September 30,						Location of Gain or (Loss) Recognized in Income	2014	2013

Interest rate contracts						Interest expense	$(10)	$(5)

Total							$(10)	$(5)

Nine months ended September 30,

Interest rate contracts						Interest expense	$(138)	$(8)

Total							$(138)	$(8)

Credit-Risk-Related Contingent Features

As of September 30, 2014, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $14.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $13.1 million at September 30, 2014.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2014, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $1.0 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2014, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $12.5 million.

Certain of our derivative contracts are credit enhanced by FNMA.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $1.7 million as of September 30, 2014. FNMA is currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of September 30, 2014.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$131	$—	$131	$—	$—	$131

Offsetting of Derivative Liabilities
As of September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$13,132	$—	$13,132	$—	$—	$13,132

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$444	$—	$444	$—	$—	$444

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,015	$—	$20,015	$—	$—	$20,015

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the nine months ended September 30, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		for the nine months ended September 30,
		2014	2013
Beginning balance		$108	$(26,054)
Other comprehensive (loss) income before reclassifications		(9,096)	10,096
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	9,399	12,098
Net current-period other comprehensive loss attributable to noncontrolling interest		(15)	(739)
Net current-period other comprehensive income attributable to MAA		288	21,455
Ending balance		$396	$(4,599)

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

Fixed rate notes payable at September 30, 2014 and December 31, 2013, totaled $2.46 billion and $2.29 billion, respectively, and had estimated fair values of $2.49 billion and $2.30 billion (excluding prepayment penalties), respectively, as of September 30, 2014 and December 31, 2013. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2014 and December 31, 2013, totaled $0.97 billion and $1.18 billion, respectively, and had estimated fair values of $0.88 billion and $1.12 billion (excluding prepayment penalties), respectively, as of September 30, 2014 and December 31, 2013. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2014 and December 31, 2013 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				September 30, 2014
Assets
Derivative financial instruments	$—	$131	$—	$131
Liabilities
Derivative financial instruments	$—	$13,132	$—	$13,132

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2013
Assets
Derivative financial instruments	$—	$444	$—	$444
Liabilities
Derivative financial instruments	$—	$20,015	$—	$20,015

The fair value estimates presented herein are based on information available to management as of September 30, 2014 and December 31, 2013.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Item 1. Financial Statements – Notes to Consolidated Financial Statements, Note 8.

10.           Shareholders' Equity of MAA

On September 30, 2014, 75,242,266 shares of common stock of MAA and 4,202,123 partnership units in the Operating Partnership were issued and outstanding, representing a total of 79,444,389 shares and units. At September 30, 2013, 42,744,978 shares of common stock of MAA and 1,701,955 partnership units in the Operating Partnership were outstanding, representing a total of 44,446,933 shares and units. There were 81,654 outstanding options as of September 30, 2014 compared to zero outstanding options as of September 30, 2013. The primary reason for the increase in shares, units, and options is due to the merger with Colonial. In connection with the merger, on October 1, 2013, we issued 31,916,765 shares and 2,574,631 partnership units.

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

During the three- and nine-month periods ended September 30, 2014, we issued no shares through our ATM programs. During the three- and nine-month periods ended September 30, 2013, we issued zero and 365,011 shares respectively through our ATM programs for net proceeds of zero and $24.8 million, respectively. The gross proceeds for these issuances were zero and $25.1 million, respectively. We have 4,134,989 shares remaining under our ATM program as of September 30, 2014.

During the three- and nine-month periods ended September 30, 2014, we issued 40,338 and 263,259 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $2.4 million and $11.9 million, respectively. During the three- and nine-month periods ended September 30, 2013, there were no stock options exercised.

During the nine months ended September 30, 2014, 9,292 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2013, 4,805 shares were acquired for these purposes.

11.    Partners' Capital of Mid-America Apartments, L.P.

Interests in MAALP are represented by OP Units. As of September 30, 2014, there were 79,444,389 OP Units outstanding, 75,242,266 or 94.7% of which were owned by MAA, MAALP's general partner. The remaining 4,202,123 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of September 30, 2013, there were 44,446,933 OP Units outstanding, 42,744,978 or 96.2% of which were owned by MAA and 1,701,955 of which were owned by the Class A Limited Partners. The increase in OP Units was due primarily to the merger with Colonial. In order to complete the merger, on October 1, 2013, we issued 34,491,396 OP Units.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of September 30, 2014, a total of 4,202,123 Class A OP Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,242,266 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

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

At September 30, 2014, a total of 4,202,123 Class A OP Units were outstanding and redeemable for 4,202,123 shares of MAA common stock or $275,869,375, based on the closing price of MAA’s common stock on September 30, 2014 of $65.65 per share, at MAA’s option. At September 30, 2013, a total of 1,701,955 Class A OP Units were outstanding and redeemable for 1,701,955 shares of MAA common stock or $106,372,188, based on the closing price of MAA’s common stock on September 30, 2013 of $62.50 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common stock.

12.     Legal Proceedings

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of the Company's subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any further range of reasonably possible loss, in connection with this matter.

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

Loss Contingencies

The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. The Company records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. The Company reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, for material loss contingencies, if the unrecorded loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

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

13.           Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Ansley Village, Colonial Village at North Arlington, Colonial Village at Vista Ridge, Greenbrook, Colonial Village at Inverness, Colonial Village at Charleston Place, Colonial Village at Huntleigh Woods, or Colonial Village at Ashford Place, which were sold during the nine months ended September 30, 2014, as discontinued operations.

Willow Creek, one of the properties that we sold during the nine months ended September 30, 2014, as well as the nine properties sold by us during 2013, have been classified as discontinued operations in the Consolidated Statements of Operations. One additional property, Colonial Promenade Nord du Lac, was classified as held for sale as of the end of the third quarter of 2014 and therefore was classified as a discontinued operation in the Consolidated Statements of Operations. We expect to complete the sale of Colonial Promenade Nord du Lac during the fourth quarter of 2014. Willow Creek and Colonial Promenade Nord du Lac are included in discontinued operations because they were shown in discontinued operations as of December 31, 2013, our latest fiscal year, and thus are not subject to ASU 2014-08.

The following table lists the communities classified as discontinued operations for the nine months ended September 30, 2014:

Community	Units/Sq. Ft.	Date Sold	Location	Operating Segment
Willow Creek	285	January 15, 2014	Columbus, Georgia	Non-same store and other
Colonial Promenade Nord du Lac	195,536	Held for Sale	New Orleans, Louisiana	Non-same store and other

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three- and nine-month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income from continuing operations:
Attributable to MAA	$66,609	$15,665	$107,083	$50,761
Attributable to noncontrolling interest	3,722	632	6,005	1,973
Income from continuing operations	$70,331	$16,297	$113,088	$52,734

Income from discontinued operations:
Attributable to MAA	$367	$28,619	$6,372	$73,792
Attributable to noncontrolling interest	21	1,140	359	2,563
Income from discontinued operations	$388	$29,759	$6,731	$76,355

The following is a summary of earnings from discontinued operations for MAA for the three- and nine-month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$795	$2,295	$2,384	$11,830
Other revenues	(2)	243	(7)	1,088
Total revenues	793	2,538	2,377	12,918
Expenses
Property operating expenses	256	1,132	856	5,496
Depreciation and amortization	—	342	42	2,553
Interest expense and other	49	92	126	418
Total expense	305	1,566	1,024	8,467
Income from discontinued operations before (loss) gain on sale	488	972	1,353	4,451
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	3	(1)	—	(5)
(Loss) gain on sale of discontinued operations	(103)	28,788	5,378	71,909
Income from discontinued operations	$388	$29,759	$6,731	$76,355

The following is a summary of earnings from discontinued operations for MAALP for the three- and nine-month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$795	$2,287	$2,384	$10,782
Other revenues	(2)	243	(7)	998
Total revenues	793	2,530	2,377	11,780
Expenses:
Property operating expenses	256	1,123	856	4,991
Depreciation and amortization	—	342	42	2,317
Interest expense and other	49	92	126	418
Total expenses	305	1,557	1,024	7,726
Income from discontinued operations before (loss) gain on sale	488	973	1,353	4,054
Net gain (loss) on insurance and other settlement proceeds on discontinued operations	3	(1)	—	(5)
(Loss) gain on sale of discontinued operations	(103)	28,806	5,378	60,585
Income from discontinued operations	$388	$29,778	$6,731	$64,634

14.           Segment Information

As of September 30, 2014, we owned or had an ownership interest in 265 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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
Revenues and NOI for each reportable segment for the three- and nine-month periods ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Large Market Same Store	$64,017	$61,135	$187,712	$180,012
Secondary Market Same Store	62,758	61,753	186,260	183,450
Non-Same Store and Other	121,995	12,372	362,681	31,200
Total property revenues	248,770	135,260	736,653	394,662
Management fee income	11	146	169	465
Total operating revenues	$248,781	$135,406	$736,822	$395,127

NOI
Large Market Same Store	$38,556	$35,651	$111,909	$106,279
Secondary Market Same Store	37,425	36,375	111,468	110,455
Non-Same Store and Other	72,695	8,901	219,160	26,271
Total NOI	148,676	80,927	442,537	243,005
Discontinued operations NOI included above	(539)	(1,360)	(1,502)	(7,378)
Management fee income	11	146	169	465
Depreciation and amortization	(70,222)	(32,766)	(229,866)	(97,183)
Acquisition expense	(13)	—	(971)	(499)
Property management expense	(7,429)	(4,970)	(24,019)	(15,301)
General and administrative expense	(6,511)	(3,976)	(16,065)	(10,604)
Merger related expenses	(331)	(5,561)	(3,202)	(11,298)
Integration costs	(147)	(35)	(7,140)	(35)
Interest and other non-property income	85	16	1,166	86
Interest expense	(28,251)	(14,923)	(89,090)	(45,657)
Loss on debt extinguishment/modification	(2,586)	(218)	(2,586)	(387)
Amortization of deferred financing costs	(1,000)	(820)	(3,485)	(2,427)
Gain on sale of depreciable real estate assets excluded from discontinued operations	36,032	—	42,254	—
Net casualty (loss) gain after insurance and other settlement proceeds	(126)	—	(431)	455
Income tax expense	(442)	(223)	(1,235)	(669)
Gain on sale of non-depreciable real estate assets	—	—	535	—
Gain from real estate joint ventures	3,124	60	6,019	161
Discontinued operations	388	29,759	6,731	76,355
Net income attributable to noncontrolling interests	(3,743)	(1,772)	(6,364)	(4,536)
Net income attributable to MAA	$66,976	$44,284	$113,455	$124,553

Assets for each reportable segment as of September 30, 2014 and December 31, 2013, were as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Assets
Large Market Same Store	$1,227,413	$1,252,575
Secondary Market Same Store	764,383	796,697
Non-Same Store and Other	4,637,072	4,638,892
Corporate assets	154,146	153,761
Total assets	$6,783,014	$6,841,925

15.           Real Estate Acquisitions and Dispositions

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

On July 23, 2014, we closed on the purchase of the 300-unit Verandas at Southwood apartment community located in Tallahassee, Florida. This property was previously a part of Mid-America Multifamily Fund II, or Fund II.

On September 11, 2014, we closed on the sale of the 168-unit Colonial Village at Ashford Place apartment community located in Mobile, Alabama.

On September 11, 2014, we closed on the sale of the 233-unit Colonial Village at Huntleigh Woods apartment community located in Mobile, Alabama.

On September 15, 2015, we sold our 10% interest in Belterra, a 288-unit apartment community acquired as part of the merger and located in Fort Worth, Texas.

16.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt exists, the entity must disclose the principal conditions or events that raised the substantial doubt, management's evaluation of the significance of these conditions, and management's plan for alleviating the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016; however, early adoption is permitted. The Company is currently in the process of evaluating the impact of the ASU, but does not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

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

17. Subsequent Events

Financing

On October 1, 2014, we amended the terms of our $150 million term loan agreement with U.S. Bank. The amendment reduced the interest rate from LIBOR plus an interest rate spread of 1.10% to 2.05% to a more favorable rate of LIBOR plus an interest rate spread of 0.90% to 1.90% based on our credit rating. The amendment also extended the maturity of the agreement to March 1, 2020.

Acquisitions

On October 30, 2014, we closed on the purchase of the 480-unit Highlands of West Village apartment community located in Smyrna (Atlanta), Georgia. This community also includes approximately 63,000 square feet of retail space.

On October 31, 2014, we closed on the purchase of the 328-unit Bulverde Oaks apartment community located in San Antonio, Texas.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of September 30, 2014. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report.  Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Risk Associated with Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements about the benefits of our merger with

Colonial Properties Trust, or Colonial. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

We undertake no obligation to update or revise any forward-looking statements to reflect events, circumstances or changes in expectations after the date on which such statement is made.

Critical Accounting Policies and Estimates

Please refer to the 2013 Form 10-K for discussions of our critical accounting policies. During the three months ended September 30, 2014, there were no material changes to these policies.

Overview of the Three Months Ended September 30, 2014

As noted earlier, on October 1, 2013, we consummated the merger and acquired all of Colonial's net assets. Our September 30, 2014 and December 31, 2013 balance sheets include the combined assets and liabilities of MAA and Colonial. All properties acquired from Colonial have been placed in our Non-Same Store operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months.

We experienced an increase in income from continuing operations for the three months ended September 30, 2014 over the three months ended September 30, 2013 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 4.7% increase in our large market same store segment, a 1.6% increase in our secondary market same store segment and a 886.1% increase in our non-same store and other segment, which was primarily a result of the merger. The increase in expense came from a 0.1% decrease in our large market same store segment and a 0.2% decrease in our secondary market same store segment both being offset by a 931.6% increase in our non-same store and other segment, which was primarily the result of the merger. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Properties	265	160
Units	81,137	48,343
Development Units	514	564
Average Effective Monthly Rent/Unit, excluding lease-up and development	$937.93	$891.45
Occupancy, excluding lease-up and development	96.4%	96.3%

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

The following is a discussion of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2014, to the three months ended September 30, 2013

Property Revenues

The following table shows our property revenues by segment for the three months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Three months ended September 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$64,017	$61,135	$2,882	4.7%
Secondary Market Same Store	62,758	61,753	1,005	1.6%
Non-Same Store and Other	121,995	12,372	109,623	886.1%
Total	$248,770	$135,260	$113,510	83.9%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 5.2%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the three months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Three months ended September 30,
	2014	2013	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$25,461	$25,484	$(23)	(0.1)%
Secondary Market Same Store	25,333	25,378	(45)	(0.2)%
Non-Same Store and Other	49,839	4,831	45,008	931.6%
Total	$100,633	$55,693	$44,940	80.7%

The decreases in property operating expenses from our large market same store and secondary market same store groups are primarily a result of decreases in insurance and landscaping expenses. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the three months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Three months ended September 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$14,637	$14,282	$355	2.5%
Secondary Market Same Store	15,054	14,942	112	0.7%
Non-Same Store and Other	40,531	3,542	36,989	1,044.3%
Total	$70,222	$32,766	$37,456	114.3%

The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Management Expense

Property management expense for the three months ended September 30, 2014 was approximately $7.4 million, an increase of $2.5 million from the three months ended September 30, 2013. The majority of the increase was related to increases in payroll expenses and software maintenance fees primarily as a result of the merger.

General and Administrative Expense

General and Administrative expense for the three months ended September 30, 2014 was approximately $6.5 million, an increase of $2.5 million from the three months ended September 30, 2013. The majority of the increase was related to increases in stock incentives and payroll expenses primarily as a result of the merger.

Merger Related Expense

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $0.3 million for the three months ended September 30, 2014, a decrease of $5.2 million from the three months ended September 30, 2013.

Interest Expense

Interest expense for the three months ended September 30, 2014 was approximately $28.3 million, an increase of $13.3 million from the three months ended September 30, 2013. The increase was primarily the result of an increase in our average debt outstanding from the three months ended September 30, 2013 to the three months ended September 30, 2014 of approximately $1.70 billion, due primarily to the assumption of Colonial's debt as a result of the merger.

Debt Extinguishment

Loss on debt extinguishment for the three months ended September 30, 2014 was approximately $2.6 million, an increase of $2.4 million from the three months ended September 30, 2013. The increase was primarily the result of the difference between the amount to extinguish debt and the principal balance during the three months ended September 30, 2014 being larger than this difference during the three months ended September 30, 2013.

Gain from Real Estate Joint Ventures

Gain from real estate joint ventures for the three months ended September 30, 2014 was approximately $3.1 million, an increase of $3.1 million from the three months ended September 30, 2013. The increase was primarily a result of recording a $2.8 million gain for the promote received from our Fund II partner during the three months ended September 30, 2014. The promote was received as a result of MAA achieving certain performance metrics in its management of the Fund II properties over the life of the joint venture. There was no such gain recorded during the three months ended September 30, 2013.

Discontinued Operations

Income from discontinued operations before gain on sale for the three months ended September 30, 2014 was approximately $0.5 million, a decrease of $0.5 million from the three months ended September 30, 2013. The decrease is driven by the fact that the properties included in discontinued operations had lower net income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

We recorded a gain on sale of discontinued operations of $28.8 million for the three months ended September 30, 2013. We did not record a material gain on sale of discontinued operations for the three months ended September 30, 2014 because we did not dispose of any properties which were classified as discontinued operations.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $36.0 million for the three months ended September 30, 2014. We did not record a similar gain for the three months ended September 30, 2013 because we did not dispose of any properties which were excluded from discontinued operations.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $22.7 million for the three months ended September 30, 2014 from the three months ended September 30, 2013.

Comparison of the nine months ended September 30, 2014, to the nine months ended September 30, 2013

Property Revenues

The following table shows our property revenues by segment for the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Nine months ended September 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$187,712	$180,012	$7,700	4.3%
Secondary Market Same Store	186,260	183,450	2,810	1.5%
Non-Same Store and Other	362,681	31,200	331,481	1,062.4%
Total	$736,653	$394,662	$341,991	86.7%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 5.2%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. The following table shows our property operating expenses by segment for the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Nine months ended September 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$75,802	$73,733	$2,069	2.8%
Secondary Market Same Store	74,793	72,995	1,798	2.5%
Non-Same Store and Other	145,023	12,307	132,716	1,078.4%
Total	$295,618	$159,035	$136,583	85.9%

The increases in property operating expenses from our large market same store and secondary market same store groups are primarily a result of increases in real estate taxes, water and sewer utilities, and mulch landscaping expenses, with real estate taxes being the largest component. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Nine months ended September 30,
	2014	2013	Increase	Percentage Increase
Large Market Same Store	$43,602	$43,208	$394	0.9%
Secondary Market Same Store	44,939	44,718	221	0.5%
Non-Same Store and Other	141,325	9,257	132,068	1,426.7%
Total	$229,866	$97,183	$132,683	136.5%

The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the merger.

Property Management Expense

Property management expense for the nine months ended September 30, 2014 was approximately $24.0 million, an increase of $8.7 million from the nine months ended September 30, 2013. The majority of the increase was related to increases in payroll expenses and software maintenance fees primarily as a result of the merger.

General and Administrative Expense

General and Administrative expense for the nine months ended September 30, 2014 was approximately $16.1 million, an increase of $5.5 million from the nine months ended September 30, 2013. The majority of the increase was related to increases in payroll expenses and stock incentives primarily as a result of the merger.

Merger and Integration Related Expense

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $3.2 million for the nine months ended September 30, 2014, a decrease of $8.1 million from the nine months ended September 30, 2013. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $7.1 million for the nine months ended September 30, 2014. We did not incur any material integration related expenses for the nine months ended September 30, 2013.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was approximately $89.1 million, an increase of $43.4 million from the nine months ended September 30, 2013. The increase was primarily the result of an increase in our average debt outstanding from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 of approximately $1.74 billion, due primarily to the assumption of Colonial's debt as a result of the merger.

Debt Extinguishment

Loss on debt extinguishment for the nine months ended September 30, 2014 was approximately $2.6 million, an increase of $2.2 million from the nine months ended September 30, 2013. The increase was primarily the result of the difference between the amount to extinguish debt and the principal balance during the nine months ended September 30, 2014 being larger than this difference during the nine months ended September 30, 2013.

Gain from Real Estate Joint Ventures

Gain from real estate joint ventures for the nine months ended September 30, 2014 was approximately $6.0 million, an increase of $5.9 million from the nine months ended September 30, 2013. The increase was primarily a result of recording a $2.8 million gain for the promote received from our Fund II partner during the nine months ended September 30, 2014. The promote was received as a result of MAA achieving certain performance metrics in its management of the Fund II properties over the life of the joint venture. We also sold one joint venture property to external parties during the nine months ended

September 30, 2014, resulting in a gain. There were no such gains recorded during the nine months ended September 30, 2013.

Discontinued Operations

Income from discontinued operations before gain on sale for the nine months ended September 30, 2014 was approximately $1.4 million, a decrease of $3.1 million from the nine months ended September 30, 2013. The decrease is driven by the fact that the properties included in discontinued operations had lower net income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

We recorded a gain on sale of discontinued operations of $5.4 million for the nine months ended September 30, 2014 as compared to a $71.9 million gain for the nine months ended September 30, 2013. The decrease in the gain is caused by the proceeds received in 2014 being less than the proceeds received in 2013 in relation to the net book value of the properties sold as well as recording a gain on sale of depreciable assets excluded from discontinued operations in 2014, which is discussed further below.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $42.3 million for the nine months ended September 30, 2014. We did not record a similar gain for the nine months ended September 30, 2013 because we did not dispose of any properties which were excluded from discontinued operations.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $11.1 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013.

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

The following table is a reconciliation of Core FFO and FFO to net income available for MAA common shareholders for the three and nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014		2013
Net income available for MAA common shareholders	$66,976	$44,284	$113,455		$124,553
Depreciation and amortization of real estate assets	69,613	32,200	228,106		95,641
Depreciation and amortization of real estate assets of discontinued operations	—	331	42		2,541
Loss (gain) on sales of discontinued operations	103	(28,788)	(5,378)		(71,909)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(36,032)	—	(42,254)		—
Gain on disposition within unconsolidated entities	(603)	—	(4,017)		—
Depreciation and amortization of real estate assets of real estate joint ventures	37	253	391		744
Net income attributable to noncontrolling interests	3,743	1,772	6,364		4,536
Funds from operations	103,837	50,052	296,709		156,106
Acquisition expense	13	—	971		499
Merger related expenses	331	5,561	3,202		11,298
Integration related expenses	147	35	7,140		35
Gain on sale of non-depreciable real estate assets	—	—	(535)		—
Mark-to-market debt adjustment	(5,328)	(442)	(19,568)		(948)
Loss on debt extinguishment	2,586	218	3,126	(1)	387
Core funds from operations	$101,586	$55,424	$291,045		$167,377

(1) The loss on debt extinguishment for the nine months ended September 30, 2014 includes MAA's share of debt extinguishment costs incurred by our joint venture, Mid-America Multifamily Fund II.

FFO for the three months ended September 30, 2014 increased approximately $53.8 million from the three months ended September 30, 2013 primarily as a result of the increase in total property revenues of approximately $113.5 million discussed above that was only partially offset by the $44.9 million increase in property operating expenses as well as the $13.3 million of increased interest expense and $2.5 million of increased property management expense.

FFO for the nine months ended September 30, 2014 increased approximately $140.6 million from the nine months ended September 30, 2013 primarily as a result of the increase in total property revenues of approximately $342.0 million discussed above that was only partially offset by the $136.6 million increase in property operating expenses as well as the $43.4 million of increased interest expense and $8.7 million of increased property management expense.

Core FFO for the three months ended September 30, 2014 increased approximately $46.2 million from the three months ended September 30, 2013 primarily as a result of the increase in total property revenues of approximately $113.5 million discussed above that was only partially offset by the $44.9 million increase in property operating expenses as well as the $18.7 million of increased interest expense (excluding the impact of mark to market adjustment) and $2.5 million of increased property management expense.

Core FFO for the nine months ended September 30, 2014 increased approximately $123.7 million from the nine months ended September 30, 2013 primarily as a result of the increase in total property revenues of approximately $342.0 million discussed above that was only partially offset by the $136.6 million increase in property operating expenses as well as the $63.0 million of increased interest expense (excluding the impact of mark to market adjustment) and $8.7 million of increased property management expense.

Trends

During the three months ended September 30, 2014, rental demand for apartments was strong, as it was during the three months ended September 30, 2013. This strength was evident on two fronts: same store average physical occupancy during the three months ended September 30, 2014 was strong, ending the quarter at 96.4% occupancy and averaging in excess of 95.6% for the quarter; while same store effective rent per unit continued to grow, up 3.2% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. In addition, effective rent was up 3.5% for the month of September 2014 as compared to the month of September 2013. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a slower pace than a typical growth cycle.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2014, we were invested in approximately 47 defined Metropolitan Statistical Areas, with approximately 64% of our multifamily assets, based on gross assets, in large markets and 36% of our multifamily assets in select secondary markets.

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

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended the quarter strong while sequential effective rent growth accelerated over the quarter ended June 30, 2014. As we move into the fall leasing season, physical occupancy is strong. This puts us in a good position to maintain occupancy while maximizing pricing in the fourth quarter of 2014.

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

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $323.1 million for the nine months ended September 30, 2014 from $168.8 million for the nine months ended September 30, 2013. This change was a result of various items, including merger related activities driving higher revenue as discussed above.

Net cash used in investing activities was approximately $81.4 million during the nine months ended September 30, 2014 compared to $94.4 million used in investing activities during the nine months ended September 30, 2013. The decrease in outflows is due to the factors discussed below. In the nine months ended September 30, 2014, we had acquisition cash outflows of $180.3 million compared to $89.9 million for the nine months ended September 30, 2013. We also had outflows of $71.1 million for normal capital improvements during the nine months ended September 30, 2014 compared to only $35.4 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we had cash outflows of $40.8 million for development activities, compared to $26.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we also had cash outflows of $12.0 million for improvements to existing real estate assets compared to $8.6 million for the nine months ended September 30, 2013. The cash outflows from investing activities were offset by an increase in cash inflows from disposition activity. During the nine months ended September 30, 2014, we had cash inflows of approximately $241.7 million, which were related to the sale of eleven properties and five outparcels. During the nine months ended September 30, 2013, we had $118.8 million of cash inflows from eight property sales. During the nine months ended September 30, 2014 we received distributions from real estate joint ventures of $16.0 million compared to only $8.3 million during the nine months ended September 30, 2013. Also, funding of escrow accounts for future acquisitions decreased from $57.4 million during the nine months ended September 30, 2013 to $30.5 million during the nine months ended September 30, 2014.

As of September 30, 2014, we owned 75,242,266 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,202,123 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,202,123 shares of our common stock, which as of September 30, 2014, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

Net cash used in financing activities was approximately $243.3 million for the nine months ended September 30, 2014 compared to $97.6 million provided by financing activities for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we paid $164.3 million in dividends and $9.2 million in distributions to noncontrolling interests compared to $88.8 million of dividends and $3.6 million of distributions paid during the nine months ended September 30, 2013. We made $258.1 million in principal payments, $253.4 million of which related to the pay-off of various notes and mortgages, during the nine months ended September 30, 2014 compared to $8.7 million of principal payments during the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we had cash inflows of $396.5 million from proceeds of notes payable compared to none for the nine months ended September 30, 2013. We paid $4.2 million in deferred financing costs during the nine months ended September 30, 2014 compared to only $2.7 million during the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we received proceeds of approximately $0.7 million primarily from the issuance of common stock through the optional cash feature of our DRSPP. During the nine months ended September 30, 2013, we received proceeds of approximately $25.0 million primarily through our at-the-market program, or ATM, and the DRSPP. In the nine months ended September 30, 2014, we had cash outflows of $216.2 million from the net change in credit lines compared to $177.0 million of inflows from the net change in credit lines for the nine months ended September 30, 2013. We also received proceeds of $11.9 million related to the exercise of stock options during the nine months ended September 30, 2014. There were no exercises of stock options during the nine months ended September 30, 2013.

During nine months ended September 30, 2014, we sold no shares of common stock through our ATM. This compares to 365,011 shares of common stock sold for net proceeds of approximately $24.8 million for the nine months ended September 30, 2013. As of September 30, 2014, there were 4,134,989 shares outstanding under our ATM.

The weighted average interest rate at September 30, 2014 for the $3.43 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.2% on $1.86 billion of debt outstanding at September 30, 2013. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages, company-wide secured and unsecured credit facilities, and private and public unsecured notes. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At September 30, 2014, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by Fannie Mae and a $500 million unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $1.16 billion with all but $230.0 million collateralized and available to borrow at September 30, 2014. We had total borrowings outstanding under these credit facilities of $437.0 million at September 30, 2014.

Approximately 12.7% of our outstanding obligations at September 30, 2014 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $663.2 million, of which $437.0 million was collateralized and available to borrow at September 30, 2014. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $437.0 million at September 30,

2014. Various Fannie Mae rate traunches of the Fannie Mae Facilities mature from 2014 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae Discount Mortgage Backed Security, or DMBS, rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

On June 27, 2014, we paid off $198.2 million under our credit facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. As of September 30, 2014, we no longer had any borrowings outstanding through the Freddie Mac Facility.

We currently maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (Key Bank). The Key Bank credit facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70%, currently bearing interest at 1.10%, based on an investment grade pricing grid. This facility has an accordion feature which allows for expansion up to $800.0 million. This credit facility expires in August 2017 with two separate six-month extension options after the initial maturity date. At September 30, 2014, we had $496.2 million available to be borrowed under the Key Bank credit facility agreement with zero borrowings under this facility. Approximately $3.8 million of the facility is used to support letters of credit.

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

The Indenture under which the 2023 and 2024 notes were issued contains certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets, (2) secured leverage not to exceed 40% of adjusted total assets and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At September 30, 2014, MAALP was in compliance with each of these financial covenants.

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

On October 1, 2013, we acquired the Colonial term loan agreements with Wells Fargo and U.S. Bank Association of $250 million and $150 million, respectively. The Wells Fargo term loan bore interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time. The loan matures on August 1, 2018. On July 25, 2014, we repriced the Wells Fargo term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity date was not changed. As of September 30, 2014, the loan is bearing interest at a rate of LIBOR plus 1.15%. The U.S. Bank National Association term loan bears interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and matures on May 11, 2017. As of September 30, 2014, it is bearing interest at a rate of LIBOR plus 1.40%. Including our term loan agreement with Key Bank and J.P. Morgan, we had total borrowings of $550 million outstanding under these term loan agreements at September 30, 2014.

As of September 30, 2014, we had entered into interest rate swaps totaling a notional amount of $625.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $255.3 million as of September 30, 2014.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2014 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,215,496	4.8	4.1%
Conventional - Variable Rate - Capped (1)	192,096	1.7	1.1%
Tax-free - Variable Rate - Capped (1)	90,415	3.4	0.9%
Total Fixed or Hedged Rate Maturity	$1,498,007	4.3	3.5%
Conventional - Variable Rate (2)	56,585	0.1	0.7%
Total Secured Rate Maturity	$1,554,592	4.2	3.4%
UNSECURED DEBT
Fixed Rate or Swapped	$1,875,422	5.2	4.0%
Total Unsecured Rate Maturity	$1,875,422	5.2	4.0%
TOTAL DEBT RATE MATURITY	$3,430,014	4.7	3.7%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,373,429	4.8	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 6% of SIFMA for tax-free caps.

(2)	Includes $27 million of mortgages with an imbedded cap at a 7% all-in interest rate.

The following schedule outlines the interest rate maturities of our outstanding debt as of September 30, 2014 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2014	$—	$—	$—	—%	$—	$—
2015	252,262	75,000	327,262	5.3%	51,896	379,158
2016	115,834	—	115,834	5.2%	104,480	220,314
2017	131,723	300,000	431,723	2.2%	66,495	498,218
2018	103,149	250,000	353,149	3.2%	32,945	386,094
Thereafter	1,862,950	—	1,862,950	4.8%	26,695	1,889,645
Total	$2,465,918	$625,000	$3,090,918	4.3%	$282,511	$3,373,429

The following schedule outlines the contract maturities of our outstanding debt as of September 30, 2014 (dollars in thousands):

	Credit Facilities
	Fannie Mae Secured	Key Bank Unsecured	Other Secured	Other Unsecured	Total
2014	$—	$—	$—	$—	$—
2015	105,785	—	71,960	192,015	$369,760
2016	80,000	—	51,183	79,682	$210,865
2017	80,000	—	63,534	318,190	$461,724
2018	80,000	—	52,263	300,909	$433,172
Thereafter	91,215	—	878,652	984,626	$1,954,493
Total	$437,000	$—	$1,117,592	$1,875,422	$3,430,014

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $437.0 million of our outstanding debt through credit facilities as of September 30, 2014.

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

For the quarter ended September 30, 2014, our net cash provided by operating activities was in excess of covering funding of normal capital improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares by approximately $78.4 million, as compared to $41.0 million for the same period in 2013. While we had sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of September 30, 2014 (dollars in thousands):

Contractual Obligations (1)	2014	2015	2016	2017	2018	Thereafter	Total
Long-Term Debt Obligations (2)	$2,945	$395,576	$205,429	$469,863	$392,639	$1,963,562	$3,430,014
Fixed Rate or
Swapped Interest (3)	33,804	97,179	82,335	70,935	62,809	218,596	565,658
Purchase Obligations (4)	936	—	—	—	—	—	936
Operating Lease Obligations	62	249	249	244	174	—	978
Total	$37,747	$493,004	$288,013	$541,042	$455,622	$2,182,158	$3,997,586

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2014, and 2013, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund I, LLC, was established to acquire $500 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2014, Mid-America Multifamily Fund I, LLC was legally dissolved and owned zero properties. Mid-America Multifamily Fund II, LLC, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2014, Mid-America Multifamily Fund II, LLC owned zero properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 17 in our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

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

Impact of Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt exists, the entity must disclose the principal conditions or events that raised the substantial doubt, management's evaluation of the significance of these conditions, and management's plan for alleviating the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016; however, early adoption is permitted. The Company is currently in the process of evaluating the impact of the ASU, but does not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of the Company's subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   Purchases of Equity Securities

The following chart shows our repurchases of shares for the three-month period ended September 30, 2014:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2014 - July 31, 2014	—	$—	—	2,138,000
August 1, 2014 - August 31, 2014	—	$—	—	2,138,000
September 1, 2014 - September 30, 2014	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 31, 2014	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 31, 2014	/s/Albert M. Campbell, III
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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).