Form 10-K
period 2014-12-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2015-02-25
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
The aggregate market value of the 52,140,362 shares of the registrant's common stock held by non-affiliates of Mid-America Apartment Communities, Inc. was approximately $3,808,853,427 based on the closing price of $73.05 as reported on the New York Stock Exchange on June 30, 2014. This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 19, 2015 there were 75,297,357 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 19, 2015 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2014.

1

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Unless the context otherwise requires, all references in this report to “MAA” refers only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including the Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by MAA and MAALP.

As of December 31, 2014, MAA owned 75,267,675 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

•
certain accompanying notes to the financial statements, including Note 3 - Earnings per Common Share of MAA and Note 4 - Earnings per OP Unit of MAALP; Note 10 - Shareholders' Equity of MAA and Note 11 - Partners' Capital of MAALP; and Note 19 - Selected Quarterly Financial Information of MAA (Unaudited) and Note 20 - Selected Quarterly Financial Information of MAALP (Unaudited);

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

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•
adverse changes in real estate markets, including, but not limited to, the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to increase rental rates, competition, our ability to identify and consummate attractive acquisitions or development projects on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

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

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Report is filed.

ITEM 1. BUSINESS

Overview

MAA is a multifamily focused, self-administered and self-managed REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast and Southwest regions of the United States. Our activities include full or partial ownership and operation of 268 multi-family properties and 3 commercial properties as of December 31, 2014, located in Alabama, Arizona, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia.

As of December 31, 2014, we owned or maintained a partial ownership in the following properties:

Multifamily:
	Consolidated Properties	Units	Unconsolidated Properties	Units	Total Properties	Total Units
	268	82,316	—	—	268	82,316

Commercial:
	Consolidated Properties	Sq. Ft. (1)	Unconsolidated Properties	Sq. Ft.	Total Properties	Total Sq. Ft.
	2	263,271	1	29,971	3	293,242

(1) Excludes space owned by anchor tenants as well as commercial space located at multifamily communities.

Our business is conducted principally through the Operating Partnership. We are the sole general partner of the Operating Partnership, holding 75,267,675 OP units, comprising a 94.7% partnership interest in the Operating Partnership as of December 31, 2014.

MAA was formed in Tennessee in 1993. Our corporate offices are located at 6584 Poplar Avenue, Memphis, Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2014, we had 2,033 full-time employees and 57 part-time employees.

Merger of MAA and Colonial

On October 1, 2013, MAA completed its previously announced merger with Colonial Properties Trust, or Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of the Operating Partnership, merged with and into Colonial Realty Limited Partnership, which we refer to as Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of our Operating Partnership, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the agreement and plan of merger entered into on June 3, 2013 among MAA, the Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. We refer to the parent merger, together with the partnership merger, as the Merger in this Annual Report on Form 10-K. Under the terms of the merger agreement, each common share of beneficial interest in Colonial, or Colonial common share, was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this Report as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in our Operating Partnership at the 0.36 conversion rate.

The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013 going forward.

Reporting Segments

As of December 31, 2014, we owned or had an ownership interest in 268 multifamily apartment communities located in 14 states from which we derived all significant sources of earnings and operating cash flows. Additionally, we owned three commercial properties in two states. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

On the first day of each calendar year, we determine the composition of our same store operating segments for that year, which allows us to evaluate full period-over-period operating comparisons. For financial reporting purposes for the twelve months ended December 31, 2014, the operating results of the Colonial assets that we acquired in the Merger are within the "non-same store communities and other" reporting segment. For full year operating results, the legacy Colonial assets will not be eligible to be included in same store segments until January 1, 2015. During 2014, we added 14 communities to our same store portfolio and moved 13 communities to our non-same store and other segment excluding legacy Colonial properties. For quarterly reporting purposes, we moved the legacy Colonial portfolio consisting of 97 properties into the same store portfolio during the fourth quarter of 2014 in order to show comparative results in the fourth quarter.

A summary of segment operating results for 2014, 2013 and 2012 is included in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 16. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Annual Report on Form 10-K.

Business Objectives

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividend through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating and developing apartment communities;

•	diversify investment capital across both large and secondary markets to achieve a growing and less volatile operating performance; and

•	actively manage our capital structure to help enhance predictability of earnings to fund our dividends and distributions.

2014 Highlights

•
Core Funds From Operations, or Core FFO, which excludes merger and integration costs related to the merger Colonial, as well as certain other non-routine items, for the year was $4.99 per diluted share and unit.

•
Completed an unsecured public bond offering through the Operating Partnership. The Operating Partnership issued $400 million of ten year senior unsecured notes at a coupon rate of 3.75% and an issuance price of 98.873%.

•	Acquired eight multifamily communities, totaling 2,698 units, during the year and sold eight multifamily communities, totaling 3,063 units.

•	Sold or acquired full ownership of each of our multifamily joint venture properties, with the exception of one multifamily joint venture which owns only undeveloped land.

•	Completed the construction of three development communities during the year, and had two communities, containing a total of 514 units, remaining under construction at the end of the year.

Operations Strategy

Our goal is to generate our return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting as appropriate. The steps taken to meet these objectives include:

•	providing management information and improved customer services through technology innovations;

•	utilizing systems to enhance property managers’ ability to optimize revenue by adjusting rental rates in response to local market conditions and individual unit amenities;

•	developing new ancillary income programs aimed at offering new services to residents, on which we generate revenue;

•	implementing programs to control expenses through investment in cost-saving initiatives;

•	analyzing individual asset productivity performances to identify best practices and improvement areas;

•	proactively maintaining the physical condition of each property through ongoing capital investments;

•
improving the “curb appeal” of the apartment communities through extensive landscaping and exterior improvements, and repositioning apartment communities from time-to-time to enhance or maintain market positions;

•	aggressively managing lease expirations to align with peak leasing traffic patterns and to maximize productivity of property staffing;

•	allocating additional capital, including capital for selective interior and exterior improvements;

•	compensating employees through performance-based compensation and stock ownership programs; and

•	maintaining a hands-on management style and “flat” organizational structure that emphasizes property level decision making coupled with asset management and senior management's monitoring.

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

Advances in technologies continue to drive operating efficiencies in our business and help us to better meet the changing needs of our residents. Since its launch in October 2012, our residents have been utilizing our web-based resident internet portal on our website. Our residents have the ability to conduct business with us 24 hours a day, 7 days a week. In February 2013, we completed the roll out of online leasing renewals throughout our portfolio. As a result of transforming our operations through technology, resident’s satisfaction improved, and our operating teams have become more efficient. Web-based technologies have also resulted in declining marketing and advertising costs, improved cash management, and better pricing management of our available apartments.

In 2014, the MAA website, www.maac.com, exceeded 3.6 million site visitors, which translates into a 38% year-over-year increase. We attribute this increase to the Merger, as well as core web enhancements made throughout the year, including improved site reporting capabilities, refreshed property and regional content, and extensive search engine optimization efforts.  In addition, we continue to see strong mobile penetration, totaling 25% of all site visitors in 2014.

Acquisition Strategy

One of our growth strategies is to acquire apartment communities that are located in large or secondary markets primarily throughout the Southeast and Southwest regions of the United States. Acquisitions, along with dispositions as discussed below, help us achieve our desired product mix, geographic diversification and rebalance our portfolio. Portfolio growth allows for maximizing the efficiency of the existing overhead structure. We have extensive experience in the acquisition of multifamily communities. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

The following apartment communities were acquired by us during the year ended December 31, 2014:

Property	Location	Number of Units	Date Purchased
Grand Cypress (1)	Houston, Texas	312	January 15, 2014
Venue at Stonebridge Ranch (1)	Dallas, Texas	250	January 31, 2014
Stonefield Commons	Charlottesville, Virginia	251	June 2, 2014
Cityscape at Market Center	Dallas, Texas	454	June 12, 2014
Verandas at Southwood (1)	Tallahassee, Florida	300	July 23, 2014
Highlands of West Village	Smyrna, Georgia	480	October 30, 2014
Bulverde Oaks	San Antonio, Texas	328	October 31, 2014
Retreat at Vintage Park	Houston, Texas	323	November 24, 2014
		2,698

(1) Acquired from Mid-America Multifamily Fund II, LLC, a joint venture fund in which MAA owned a one-third interest.

Disposition Strategy

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to develop, redevelop and acquire additional apartment communities and to rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional capital. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2014, we disposed of eight multifamily properties totaling 3,063 units and two commercial properties totaling 606,000 square feet.

Development Strategy

As another part of our growth strategy, we invest in a limited number of development projects. Typically our agreements are structured to minimize the construction and development risk by contracting with unrelated parties to do the work through a fixed price contract. Cost overruns are covered by the developer or shared on a pre-determined contractual basis. We typically manage the leasing portion of the project as units become available for lease. We may also engage in limited expansion development opportunities on existing communities in which we serve as the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we do not currently intend to expand into development in a significant way. We expect our investment in new development will remain a smaller component of overall growth as compared to growth through acquiring existing properties. During the year ended December 31, 2014, we incurred $70.8 million in development costs.

The following multifamily projects were under development as of December 31, 2014 (dollars in thousands):

Project:	Location	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
220 Riverside	Jacksonville, Florida	294	—	$33,237	$42,300	$144	2nd Quarter 2015
Colonial Grand at Bellevue II	Nashville, Tennessee	220	48	$27,605	$30,800	$140	1st Quarter 2015

Redevelopment Strategy

In 2005 we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and exterior amenities above and beyond routine capital upkeep in markets that we believe continue to have the ability to support additional rent growth. As a result of the Merger, significant additional redevelopment opportunities exist and we expect redevelopment to continue to be an important part of our strategy. During the year ended December 31, 2014, we renovated 4,549 units and exterior amenities for a total of $21.1 million. We believe that the rents received on these renovated units were approximately 9.3% above the normal market rate for similar but non-renovated units.

Capital Structure Strategy

We use a combination of debt and equity sources to fund our business strategy, focused on producing a low cost and flexible capital structure. We focus on improving the net present value of our assets by generating cash flows from our portfolio of investments above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value. We maintain a capital structure that we believe allows us to proactively source potential investment opportunities in the marketplace. We have structured our debt maturity schedule to avoid significant exposure in any given year and to be able to opportunistically access both secured and unsecured debt markets when appropriate. We also believe that we have significant access to the equity capital markets.

At December 31, 2014, 37.3% of our total capitalization consisted of borrowings, including 16.9% under our secured borrowings and 20.4% under our unsecured credit facilities or unsecured senior notes. We currently intend to target our total debt to a range of approximately 40% to 45% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may also issue new equity to maintain our debt within the target range. Covenants in our credit facilities limit our net-debt (total debt less cash on hand) to undepreciated book value to 60%. As of December 31, 2014, our ratio of net-debt to undepreciated book value was approximately 42.6%.

We continuously review opportunities for lowering our cost of capital and increasing net present value per share. We plan to broaden our capital sources to include additional unsecured debt in order to take advantage of lower cost of capital in the public bond market. We evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We may also opportunistically seek to lower our cost of capital through issuing, refinancing, or redeeming preferred shares.

On November 19, 2013, we entered into distribution agreements with J.P. Morgan Securities, LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2014, there were 4,134,989 shares remaining under the ATM program.

The following are the issuances of common stock which have been made through these types of ATM agreements through December 31, 2014:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price	Gross Proceeds	Gross Average Sales Price
2006	194,000	$11,481,292	$59.18	$11,705,010	$60.34
2007	323,700	$18,773,485	$58.00	$19,203,481	$59.32
2008	1,955,300	$103,588,759	$52.98	$105,554,860	$53.98
2009	763,000	$32,774,757	$42.96	$33,283,213	$43.62
2010	5,077,201	$274,576,677	$54.08	$278,468,323	$54.85
2011	3,303,273	$204,534,677	$61.92	$207,650,656	$62.86
2012	1,155,511	$75,863,040	$65.65	$77,019,121	$66.65
2013	365,011	$24,753,492	$67.82	$25,067,009	$68.67
2014	—	$—	$—	$—	$—
Total	13,136,996	$746,346,179	$56.81	$757,951,673	$57.70

We also have a dividend and distribution reinvestment stock purchase plan, or DRSPP, which allows for the optional cash purchase of common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2014, we issued a total of 1,720 shares through the optional cash purchase feature of the DRSPP, resulting in net proceeds of $121,834.

Share Repurchase Program

In 1999, our Board of Directors approved an increase in the number of shares of our common stock authorized to be repurchased to 4 million shares. As of December 31, 2014, we had repurchased a total of approximately 1.9 million shares (8% of the shares of common stock and common units outstanding as of the beginning of the repurchase program). From time-to-time, we intend to repurchase shares when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. No shares were repurchased from 2002 through 2014 under this plan.

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

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents;

•	access to a wide variety of debt and equity capital sources;

•	geographic diversification with a presence in 49 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we plan to continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational upside. We also make capital improvements to both our apartment communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

Environmental Matters

As part of the normal acquisition process, we generally obtain environmental studies on our apartment communities from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development community; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See "Risk Factors - Risks Relating to Our Real Estate Investments and our Operations - Environmental problems are possible and can be costly."

The environmental studies we received on properties that we have acquired have not revealed any material environmental liabilities. We are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

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

Tax Matters

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2014, MAA paid total distributions of $2.92 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartments. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2014.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family apartment industry, to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the multi-family apartment industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Recent Developments

Acquisitions

On January 15, 2015, we closed on the purchase of the 298-unit Residences at Burlington Creek apartment community located in Kansas City, Missouri.

Financings

On January 30, 2015, we paid off the $15.2 million remaining principal balance of the mortgage on the Farmington Village apartment community.

On February 17, 2015, we paid off the $91.1 million remaining principal balance on the tax free portion of the Fannie Mae credit facility. As part of this pay-off, we incurred debt extinguishment costs of approximately $0.4 million, primarily related to legal costs and early termination fees.

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

RISKS RELATED TO OUR REAL ESTATE INVESTMENTS AND OUR OPERATIONS

Continued economic weakness following the economic recession that the U.S. economy most recently experienced may materially and adversely affect our financial condition and results of operations.

The U.S. economy continues to experience some weakness following a severe recession, including relatively high levels of unemployment and weak consumer spending. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the economy is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations. We are also exposed to risks relating to the housing market recovery that has accompanied the economic recovery, to the extent that when demand for single family homes increases, demand for apartments may decline, which could adversely affect our cash flow, financial condition and results of operations.

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

•
overbuilding of new apartments or oversupply of available apartments in our markets, which might adversely affect occupancy or rental rates and/or require rent concessions in order to lease apartments;

•	conversion of condominiums and single family houses to rental use or the sale of excess for-sale condominiums and single family homes;

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes, utilities and insurance premiums) due to inflation and other factors, which may not be offset by increased rental rates;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	failure of development communities to be completed, if at all, within budget and on a timely basis or to lease up as anticipated;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	withdrawal of government support of apartment financing through its financial backing of the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation;

•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;

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

At times, we have relied on external funding sources to fully fund the payment of distributions to shareholders and our capital investment program, including our existing property developments. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to make payments on our debt and to pay distributions to shareholders at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions to our shareholders or to meet our loan covenants and could have a material adverse effect on our stock price or the trading price of our debt securities.

Our operations are concentrated in the Southeast and Southwest regions of the United States; we are subject to general economic conditions in the regions in which we operate.

Approximately 36.7% of our portfolio is centered in our top five markets: Atlanta, Georgia; Charlotte, North Carolina; Austin, Texas; Raleigh/Durham, North Carolina; and Dallas, Texas. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Substantial competition among apartment communities and real estate companies may adversely affect our rental revenues and development and acquisition opportunities.

There are numerous other apartment communities and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of our communities that compete with us for residents and development and acquisition opportunities. The number of competitive apartment communities and real estate companies in these areas could have a material effect on (1) our ability to rent our apartments and the rents charged, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

We may be unable to retain key employees.

Our success will depend in part upon the ability to retain our key employees. There is substantial competition for qualified personnel in the real estate industry and the loss of any of our key personnel could have an adverse effect us.

Breaches of our privacy or information security systems could materially adversely affect our business, results of operations, financial conditions and/or reputation.

The protection of customer and employee data and our network systems are critically important to us. Our business requires us to use and store personally identifiable information of our customers and employees, which may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. The collection and use of personally identifiable information is governed by federal and state laws and regulations, which continue to evolve and may be inconsistent from one jurisdiction to another.

We devote significant resources to protect our customer and employee data and our network systems. However, the security measures put in place by us cannot provide absolute security and there can be no assurance that we will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, that such access will not, whether temporarily or permanently, impact, interfere with or interrupt our operations, or that any such incident will be discovered in a timely manner. Our information technology infrastructure could be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts. Further, privacy and information incidents have generally increased in recent years due to the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the future, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities.

Any privacy and information incident could compromise our network systems, and the information stored by us could be accessed, misused, publicly disclosed, corrupted, lost, or stolen resulting in fraud or other harm. Moreover, if a data security incident or breach affects our systems or results in the unauthorized release of personally identifiable information, we could be materially damaged and we may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations, financial condition and/or reputation.

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

Increasing real estate taxes, utilities and insurance costs may negatively impact operating results.

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities, and insuring our apartment communities is a significant component of expense. Real estate taxes, utilities costs and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. If the costs associated with real estate taxes, utilities, and insurance should rise, our financial condition could be negatively impacted, and our ability to pay our dividends and distributions could be affected.

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

As of December 31, 2014, we had two development communities under construction totaling 514 units. We have completed 48 units for the development projects as of December 31, 2014.  Our development and construction activities are subject to the following risks:

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

As of December 31, 2014, the amount of our total debt was approximately $3.52 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

At December 31, 2014, we had outstanding borrowings of approximately $3.52 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

A change in United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We utilize loan programs sponsored by these entities as one source of capital to finance our growth and our operations. On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of December 31, 2014, 12% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by Fannie Mae with agency rate-based maturities ranging from 2015 through 2018. In 2014, we decreased the indebtedness outstanding on our Fannie Mae and Freddie Mac credit facilities from $651.8 million on December 31, 2013 to $436.9 million, including paying off all outstanding amounts on the Freddie Mac credit facilities, as of December 31, 2014 and added $395.8 million of unsecured senior notes. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect us and our growth and operations.

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

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2014, no shares of preferred stock were issued and outstanding.

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

Market interest rates and low trading volume may have an adverse effect on the market value of MAA's common stock.

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down. In addition, although MAA's common stock are listed on The New York Stock Exchange, or NYSE, the daily trading volume of MAA's common stock may be lower than the trading volume for other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of MAA's common stock.

Changes in market conditions or a failure to meet the market’s expectations with regard to our results of operations and cash distributions could adversely affect the market price of MAA's common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, MAA's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of MAA's common stock. In addition, we are subject to the risk that our cash flow will be insufficient to pay distributions to MAA's shareholders. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of MAA's stock.

The stock markets, including NYSE, on which MAA lists its common stock, have experienced significant price and volume fluctuations. As a result, the market price of MAA's common stock could be similarly volatile, and investors in MAA's common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Among the market conditions that may affect the market price of MAA's publicly traded securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly and annual operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	inability to access the capital markets;

•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the issuance of additional shares of MAA's common stock, or the perception that such sales may occur, including under MAA's at-the-market offering programs;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for MAA's common stock;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

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

MAA, as the Operating Partnership's sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership's affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the Operating Partnership's unitholders. Also, MAA owns approximately 94.7% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership's unitholders for approval.

Market interest rates and low trading volume may have an adverse effect on the market value of MAA's common stock, which would affect the redemption price of the OP Units.

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's common stock may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down, which would reduce the price received upon redemption of any OP Units, or if MAA so elects, the value of MAA's common stock received in lieu of cash upon redemption of such OP Units. In addition, although MAA's common stock is listed on the NYSE, the daily trading volume of MAA's shares may be lower than the trading volume for companies in other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Insufficient cash flow from operations or a decline in the market price of MAA's common stock may reduce the amount of cash available to the Operating Partnership to meet its obligations.

The Operating Partnership is subject to the risk that its cash flow will be insufficient to service its debt and to pay distributions to its unitholders, which may cause MAA to not have the funds to pay distributions to its shareholders. MAA’s failure to meet the market’s expectations with regard to future results of operations and cash distributions would likely adversely affect the market price of its shares and thus potentially reduce MAA’s ability to contribute funds from issuances down to the Operating Partnership, resulting in a lower level of cash available for investment or to service our debt or to make distributions to the Operating Partnership’s unitholders.

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

We believe that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the Internal Revenue Service, or IRS, will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the Operating Partnership as a corporation would cause MAA to fail to qualify as a REIT. See “Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to shareholders” above.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Sunbelt region of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 67% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2014:

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units

Birchall at Ross Bridge	Birmingham, AL	2009	2011	(5)	240	283,680	1,182	$1,194.01	95.83%	$1,130.84
CG at Riverchase Trails	Birmingham, AL	1996	2013	(6)	346	328,008	948	$839.54	95.38%	$829.91
CV at Trussville	Birmingham, AL	1996	2013	(6)	376	410,216	1,091	$826.94	93.62%	$806.65
Eagle Ridge	Birmingham, AL	1986	1998	(5)	200	181,600	908	$787.66	95.50%	$787.61
CG at Traditions	Gulf Shores, AL	2008	2013	(6)	324	321,732	993	$766.13	93.52%	$751.43
Abbington Place	Huntsville, AL	1987	1998	(5)	152	162,792	1,071	$641.61	96.05%	$635.06
CG at Edgewater	Huntsville, AL	1990/99	2013	(6)	500	543,000	1,086	$738.29	95.40%	$723.02
TPC at Providence	Huntsville, AL	1989/98	1997	(5)	392	441,000	1,125	$751.54	93.11%	$738.69
CG at Madison	Madison, AL	1999	2013	(6)	336	354,480	1,055	$800.29	96.43%	$789.91
TPC Montgomery	Montgomery, AL	1999	1998	(5)	208	246,272	1,184	$813.36	94.71%	$809.74
Cypress Village	Orange Beach, AL	2008	2013	(6)	96	206,016	2,146	$1,455.90	95.83%	$1,429.06
CG at Liberty Park	Vestavia Hills, AL	2000	2013	(6)	300	338,700	1,129	$1,108.87	92.33%	$1,065.37
Subtotal Alabama					3,470	3,817,496	1,100	$854.61	94.64%	$836.05
Sky View Ranch	Gilbert, AZ	2007	2009	(4)	232	225,272	971	$904.91	96.55%	$887.01
CG at Inverness Commons	Mesa, AZ	2002	2013	(6)	300	306,000	1,020	$857.72	95.00%	$842.09
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	(4)	312	299,208	959	$893.72	94.87%	$884.81
Talus Ranch at Sonoran Foothills	Phoenix, AZ	2005	2006	(4)	480	437,280	911	$775.80	95.42%	$769.21
CG at Scottsdale	Scottsdale, AZ	1999	2013	(6)	180	201,600	1,120	$1,092.31	98.89%	$1,090.61
CG at OldTown Scottsdale South	Scottsdale, AZ	1995	2013	(6)	472	470,584	997	$1,017.14	95.34%	$1,007.99
Subtotal Arizona					1,976	1,939,944	982	$908.49	95.70%	$898.67
Calais Forest	Little Rock, AR	1987	1994	(5)	260	195,000	750	$734.10	95.38%	$708.32
Napa Valley Apartments	Little Rock, AR	1984	1996	(5)	240	183,120	763	$685.47	95.00%	$682.00
Palisades at Chenal Valley	Little Rock, AR	2006	2011	(5)	248	319,672	1,289	$1,150.35	91.53%	$1,114.45
Ridge at Chenal Valley	Little Rock, AR	2012	2011	(6)	312	340,080	1,090	$1,067.50	93.91%	$1,056.88
Westside Creek	Little Rock, AR	1984/86	1997	(5)	308	304,612	989	$793.49	95.45%	$782.38
Subtotal Arkansas					1,368	1,342,484	981	$890.44	94.30%	$873.50
Tiffany Oaks	Altamonte Springs, FL	1985	1996	(4)	288	232,704	808	$848.47	97.92%	$847.92
Indigo Point	Brandon, FL	1989	2000	(4)	240	194,640	811	$886.80	97.92%	$883.04
TPC Brandon	Brandon, FL	1998	1997	(4)	440	528,440	1,201	$1,022.19	94.55%	$1,011.90
CG at Lakewood Ranch	Bradenton, FL	1999	2013	(6)	288	301,536	1,047	$1,266.94	99.31%	$1,259.89
Preserve at Coral Square	Coral Springs, FL	1996	2004	(4)	480	570,720	1,189	$1,488.31	95.21%	$1,478.11
Anatole	Daytona Beach, FL	1986	1995	(5)	208	150,384	723	$837.24	99.52%	$831.33
TPC Gainesville	Gainesville, FL	1999	1998	(5)	264	326,304	1,236	$960.44	95.08%	$949.43
The Retreat at Magnolia Parke	Gainesville, FL	2009	2011	(5)	204	206,244	1,011	$1,019.34	95.59%	$1,002.78
CG at Heathrow	Heathrow, FL	1997	2013	(6)	312	353,184	1,132	$1,071.95	99.68%	$1,069.40
Atlantic Crossing	Jacksonville, FL	2008	2011	(5)	200	248,200	1,241	$1,231.24	95.50%	$1,228.74
Coopers Hawk	Jacksonville, FL	1987	1995	(5)	208	218,400	1,050	$899.20	95.19%	$894.62
Hunters Ridge Deerwood	Jacksonville, FL	1987	1997	(5)	336	295,008	878	$860.04	95.24%	$848.76
Lakeside Apartments	Jacksonville, FL	1985	1996	(5)	416	346,112	832	$774.34	98.80%	$771.88
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	(5)	501	556,110	1,110	$999.72	95.41%	$996.16

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
TPC Mandarin	Jacksonville, FL	1998	1998	(5)	288	334,656	1,162	$969.98	96.53%	$960.36
St. Augustine at the Lake I	Jacksonville, FL	1987	1995	(5)	400	319,600	799	$778.68	99.00%	$778.27
St. Augustine at the Lake II	Jacksonville, FL	2008	1995	(5)	124	118,544	956	$1,004.84	99.19%	$1,004.84
Tattersall at Tapestry Park	Jacksonville, FL	2009	2011	(5)	279	307,458	1,102	$1,226.67	96.06%	$1,198.86
Woodhollow	Jacksonville, FL	1986	1997	(5)	450	379,350	843	$805.44	96.22%	$803.71
TPC Lakeland	Lakeland, FL	1988/90	1997	(5)	464	502,048	1,082	$800.03	95.47%	$791.55
CG at Town Park	Lake Mary, FL	2002	2013	(6)	456	535,344	1,174	$1,105.96	96.49%	$1,097.95
CG at TownPark Reserve	Lake Mary, FL	2004	2013	(6)	80	77,440	968	$1,235.16	96.25%	$1,223.96
CG at Lake Mary	Lake Mary, FL	2012	2013	(6)	232	236,640	1,020	$1,181.45	98.28%	$1,170.10
CG at Lake Mary II	Lake Mary, FL	2013	2013	(6)	108	111,780	1,035	$1,239.58	94.44%	$1,227.71
CG at Lake Mary III	Lake Mary, FL	2014	2013	(6)	132	139,920	1,060	$1,220.27	99.24%	$1,203.92
Paddock Park	Ocala, FL	1986/88	1997	(5)	480	493,440	1,028	$752.02	96.46%	$750.35
Retreat at Lake Nona	Orlando, FL	2006	2012	(4)	394	421,186	1,069	$1,088.55	95.69%	$1,087.79
CG at Heather Glen	Orlando, FL	2000	2013	(6)	448	523,264	1,168	$1,171.88	95.98%	$1,168.59
CG at Randal Lakes	Orlando, FL	2014	2013	(6)	462	435,666	943	$1,154.93	95.67%	$1,133.83
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	(4)	432	461,808	1,069	$1,056.98	96.76%	$1,047.28
The Club at Panama Beach	Panama City, FL	2000	1998	(5)	254	283,718	1,117	$1,065.29	95.28%	$1,048.36
CV at Twin Lakes	Sanford, FL	2005	2013	(6)	460	417,680	908	$909.65	97.39%	$907.62
TPC Tallahassee	Tallahassee, FL	1992	1997	(5)	304	329,536	1,084	$899.86	96.38%	$894.73
Verandas at Southwood	Tallahassee, FL	2003	2011	(6)	300	341,700	1,139	$1,054.13	94.00%	$1,039.03
Belmere	Tampa, FL	1984	1994	(4)	210	202,440	964	$903.29	96.19%	$901.08
Links at Carrollwood	Tampa, FL	1980	1998	(4)	230	213,210	927	$958.48	98.26%	$955.87
Village Oaks	Tampa, FL	2005	2008	(6)	234	279,864	1,196	$1,115.03	98.72%	$1,114.61
CG at Hampton Preserve	Tampa, FL	2012	2013	(6)	486	515,160	1,060	$1,101.82	96.71%	$1,097.54
CG at Seven Oaks	Wesley Chapel, FL	2004	2013	(6)	318	301,782	949	$1,003.57	94.03%	$991.38
CG at Windermere	Windermere, FL	2009	2013	(6)	280	283,920	1,014	$1,204.60	98.57%	$1,204.15
Subtotal Florida					12,690	13,095,140	1,032	$1,017.49	96.58%	$1,010.40
Allure at Brookwood	Atlanta, GA	2008	2012	(4)	349	344,463	987	$1,379.88	92.55%	$1,311.03
Allure in Buckhead Village	Atlanta, GA	2002	2012	(4)	228	223,212	979	$1,345.11	95.18%	$1,320.75
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	(4)	250	287,500	1,150	$1,577.79	96.40%	$1,553.93
Bradford Pointe	Augusta, GA	1986	1997	(5)	192	156,288	814	$753.66	97.92%	$752.07
Westbury Creek	Augusta, GA	1984	1997	(5)	120	107,160	893	$680.96	94.17%	$680.96
Fountain Lake	Brunswick, GA	1983	1997	(5)	113	128,820	1,140	$805.85	93.81%	$805.85
Whisperwood	Columbus, GA	1986	1997	(5)	1,008	1,188,432	1,179	$802.15	95.83%	$780.56
Terraces at Fieldstone	Conyers, GA	1999	1998	(4)	316	375,092	1,187	$892.41	94.62%	$858.78
Prescott	Duluth, GA	2001	2004	(4)	384	411,648	1,072	$909.40	95.31%	$907.58
CG at Berkeley Lake	Duluth, GA	1998	2013	(6)	180	244,260	1,357	$1,096.01	95.56%	$1,082.84
CG at River Oaks	Duluth, GA	1992	2013	(6)	216	276,264	1,279	$1,018.98	98.61%	$1,011.85
CG at River Plantation	Duluth, GA	1994	2013	(6)	232	310,416	1,338	$1,023.56	96.98%	$1,005.45
CG at McDaniel Farm	Duluth, GA	1997	2013	(6)	425	450,925	1,061	$920.41	96.24%	$916.64
CG at Pleasant Hill	Duluth, GA	1996	2013	(6)	502	502,000	1,000	$836.40	95.02%	$831.15
CG at Mount Vernon	Dunwoody, GA	1997	2013	(6)	213	257,091	1,207	$1,261.84	95.77%	$1,255.88
Lake Lanier Club I	Gainesville, GA	1998	2005	(4)	344	396,288	1,152	$941.34	95.64%	$924.57
Lake Lanier Club II	Gainesville, GA	2001	2005	(4)	313	359,950	1,150	$867.33	97.12%	$855.51

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
CG at Shiloh	Kennesaw, GA	2002	2013	(6)	498	533,358	1,071	$905.51	95.78%	$901.80
Milstead Village	Kennesaw, GA	1998	2008	(6)	310	356,190	1,149	$1,007.78	97.10%	$1,000.52
Austin Chase	Macon, GA	1996	1997	(5)	256	293,120	1,145	$805.71	95.70%	$794.60
Vistas	Macon, GA	1985	1997	(5)	144	153,792	1,068	$682.56	98.61%	$653.92
CG at Barrett Creek	Marietta, GA	1999	2013	(6)	332	310,088	934	$890.63	98.19%	$888.10
CG at Godley Station	Pooler, GA	2005	2013	(6)	312	337,272	1,081	$985.04	93.27%	$977.69
CG at Godley Lake	Pooler, GA	2008	2013	(6)	288	269,568	936	$940.51	96.18%	$936.00
Avala at Savannah Quarters	Savannah, GA	2009	2011	(5)	256	278,016	1,086	$1,002.92	96.09%	$999.60
Georgetown Grove	Savannah, GA	1997	1998	(5)	220	239,800	1,090	$960.91	94.55%	$956.37
CG at Hammocks	Savannah, GA	1997	2013	(6)	308	323,708	1,051	$1,105.97	96.10%	$1,101.09
CV at Greentree	Savannah, GA	1984	2013	(6)	194	165,288	852	$758.98	94.33%	$748.06
CV at Huntington	Savannah, GA	1986	2013	(6)	147	121,128	824	$846.00	99.32%	$843.57
CV at Marsh Cove	Savannah, GA	1983	2013	(6)	188	197,212	1,049	$852.20	93.09%	$844.02
The Oaks at Wilmington Island	Savannah, GA	1999	2006	(5)	306	333,846	1,091	$1,041.93	96.41%	$1,036.37
Highlands of West Village I	Smyrna, GA	2006	2014	(6)	292	368,504	1,262	$1,414.79	92.81%	$1,388.31
Highlands of West Village II	Smyrna, GA	2012	2014	(6)	188	188,000	1,000	$1,420.55	89.36%	$1,401.44
Huntington Chase	Warner Robins, GA	1997	2000	(5)	200	221,400	1,107	$804.68	98.00%	$771.97
Southland Station	Warner Robins, GA	1988	1997	(5)	304	355,984	1,171	$732.60	95.39%	$713.71
Terraces at Towne Lake	Woodstock, GA	1999	1998	(4)	502	568,264	1,132	$850.38	94.02%	$839.85
Subtotal Georgia					10,630	11,634,347	1,094	$965.37	95.55%	$951.68
Fairways at Hartland	Bowling Green, KY	1996	1997	(5)	240	251,040	1,046	$812.65	96.67%	$808.79
Grand Reserve at Pinnacle	Lexington, KY	2000	1999	(5)	370	432,900	1,170	$990.99	94.59%	$970.37
Lakepointe	Lexington, KY	1986	1994	(5)	118	90,742	769	$695.97	98.31%	$695.97
The Mansion	Lexington, KY	1989	1994	(5)	184	138,736	754	$707.26	96.74%	$704.54
The Village	Lexington, KY	1989	1994	(5)	252	182,700	725	$698.30	96.03%	$688.27
Stonemill Village	Louisville, KY	1985	1994	(5)	384	324,864	846	$768.28	94.79%	$762.63
Subtotal Kentucky					1,548	1,420,982	918	$804.23	95.74%	$795.35
Crosswinds	Jackson, MS	1989	1996	(5)	360	443,160	1,231	$856.86	94.17%	$847.46
Pear Orchard	Jackson, MS	1985	1994	(5)	389	337,263	867	$844.39	97.94%	$844.39
Reflection Pointe	Jackson, MS	1986	1988	(5)	296	248,344	839	$877.77	95.27%	$877.77
Lakeshore Landing	Ridgeland, MS	1974	1994	(5)	196	174,244	889	$772.50	96.43%	$770.33
Savannah Creek	Southaven, MS	1989	1996	(6)	204	237,252	1,163	$848.26	90.69%	$799.16
Sutton Place	Southaven, MS	1991	1996	(5)	253	268,180	1,060	$777.47	96.84%	$774.06
Subtotal Mississippi					1,698	1,708,443	1,006	$835.05	95.47%	$826.40
Market Station	Kansas City, MO	2010	2012	(5)	323	314,925	975	$1,247.28	91.95%	$1,237.66
Subtotal Missouri					323	314,925	975	$1,247.28	91.95%	$1,237.66
CG at Desert Vista	North Las Vegas, NV	2009	2013	(6)	380	338,200	890	$808.94	93.95%	$771.49
CG at Palm Vista	North Las Vegas, NV	2007	2013	(6)	341	349,184	1,024	$841.22	95.31%	$767.29
Subtotal Nevada					721	687,384	953	$824.21	94.59%	$769.50
CV at Beaver Creek	Apex, NC	2007	2013	(6)	316	308,732	977	$901.62	94.94%	$899.52
Hermitage at Beechtree	Cary, NC	1988	1997	(4)	194	169,750	875	$841.85	97.94%	$838.82
Waterford Forest	Cary, NC	1996	2005	(4)	384	377,472	983	$830.91	95.83%	$825.38
1225 South Church I	Charlotte, NC	2010	2010	(6)	196	158,956	811	$1,193.01	95.41%	$1,183.49
1225 South Church II	Charlotte, NC	2013	2010	(6)	210	175,140	834	$1,270.54	96.67%	$1,270.54

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
CG at Ayrsley I	Charlotte, NC	2008	2013	(6)	368	371,680	1,010	$945.60	96.74%	$943.90
CG at Ayrsley II	Charlotte, NC	2013	2013	(6)	81	79,866	986	$999.74	93.83%	$991.49
CG at Beverly Crest	Charlotte, NC	1996	2013	(6)	300	279,900	933	$904.07	94.33%	$869.00
CG at Legacy Park	Charlotte, NC	2001	2013	(6)	288	300,672	1,044	$868.79	99.65%	$868.54
CG at Mallard Creek	Charlotte, NC	2005	2013	(6)	252	232,596	923	$896.05	94.44%	$892.15
CG at Mallard Lake	Charlotte, NC	1998	2013	(6)	302	300,792	996	$921.33	97.68%	$920.93
CG at University Center	Charlotte, NC	2005	2013	(6)	156	167,076	1,071	$888.21	96.15%	$888.01
CR at South End	Charlotte, NC	2014	2013	(6)	353	304,639	863	$1,230.16	94.90%	$1,203.66
CV at Chancellor Park	Charlotte, NC	1999	2013	(6)	340	326,740	961	$817.16	94.41%	$796.36
CV at Greystone	Charlotte, NC	1998/2000	2013	(6)	408	387,192	949	$722.96	96.81%	$703.96
CV at South Tryon	Charlotte, NC	2002	2013	(6)	216	236,088	1,093	$880.82	98.15%	$874.34
CV at Stone Point	Charlotte, NC	1986	2013	(6)	192	172,992	901	$779.29	97.92%	$778.35
CV at Timber Crest	Charlotte, NC	2000	2013	(6)	282	273,540	970	$770.21	95.74%	$769.74
Enclave	Charlotte, NC	2008	2013	(6)	85	107,695	1,267	$1,794.07	97.65%	$1,772.31
CG at Cornelius	Cornelius, NC	2009	2013	(6)	236	252,048	1,068	$949.70	92.37%	$926.09
CG at Patterson Place	Durham, NC	1997	2013	(6)	252	238,644	947	$895.67	93.65%	$878.93
CV at Woodlake	Durham, NC	1996	2013	(6)	266	255,094	959	$766.58	94.74%	$756.34
CV at Deerfield	Durham, NC	1985	2013	(6)	204	198,084	971	$852.71	94.61%	$829.99
CG at Research Park	Durham, NC	2002	2013	(6)	370	384,430	1,039	$910.55	95.68%	$901.39
CG at Autumn Park	Greensboro, NC	2001/04	2013	(6)	402	410,040	1,020	$772.89	94.53%	$769.48
CG at Huntersville	Huntersville, NC	2008	2013	(6)	250	248,000	992	$969.76	94.00%	$968.69
CV at Matthews	Matthews, NC	1990	2013	(6)	270	255,690	947	$883.67	94.81%	$877.44
CG at Matthews Commons	Matthews, NC	2008	2013	(6)	216	203,256	941	$1,030.11	93.98%	$1,017.64
CG at Arringdon	Morrisville, NC	2003	2013	(6)	320	311,360	973	$893.14	94.38%	$885.61
CG at Brier Creek	Raleigh, NC	2009	2013	(6)	364	401,128	1,102	$991.16	95.88%	$977.98
CG at Brier Falls	Raleigh, NC	2008	2013	(6)	350	381,850	1,091	$1,004.84	94.00%	$989.29
CG at Crabtree	Raleigh, NC	1997	2013	(6)	210	209,580	998	$837.80	98.57%	$835.09
Hue	Raleigh, NC	2009	2010	(4)	208	185,744	893	$1,455.90	96.63%	$1,444.91
CG at Trinity Commons	Raleigh, NC	2000/02	2013	(6)	462	484,176	1,048	$898.48	94.81%	$886.99
Preserve at Brier Creek	Raleigh, NC	2004	2006	(4)	450	519,300	1,154	$1,031.30	93.56%	$1,024.53
Providence at Brier Creek	Raleigh, NC	2007	2008	(4)	313	297,037	949	$914.05	96.49%	$882.63
CG at Wilmington	Wilmington, NC	1998/2002	2013	(6)	390	356,070	913	$782.83	94.10%	$776.63
Corners at Crystal Lake	Winston-Salem, NC	1982	1993	(6)	240	173,520	723	$629.63	92.08%	$605.54
CV at Glen Eagles	Winston-Salem, NC	1990/2000	2013	(6)	310	312,170	1,007	$669.33	95.48%	$663.21
CV at Mill Creek	Winston-Salem, NC	1984	2013	(6)	220	209,660	953	$625.95	96.82%	$613.77
Subtotal North Carolina					11,226	11,018,399	982	$908.64	95.40%	$898.03
Colony at South Park	Aiken, SC	1989/91	1997	(5)	184	174,800	950	$778.52	96.74%	$778.52
Woodwinds	Aiken, SC	1988	1997	(5)	144	165,168	1,147	$755.66	94.44%	$753.58
Tanglewood	Anderson, SC	1980	1994	(5)	168	146,664	873	$686.96	91.67%	$684.89
CG at Cypress Cove	Charleston, SC	2001	2013	(6)	264	304,128	1,152	$1,051.28	96.59%	$1,041.64
CV at Hampton Pointe	Charleston, SC	1986	2013	(6)	304	314,640	1,035	$904.37	98.03%	$902.12
CG at Quarterdeck	Charleston, SC	1987	2013	(6)	230	218,960	952	$1,125.83	93.04%	$1,121.57
CV at Westchase	Charleston, SC	1985	2013	(6)	352	258,016	733	$764.22	94.03%	$760.92
River's Walk	Charleston, SC	2013	2013	(6)	270	248,400	920	$1,559.87	92.96%	$1,546.37

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
The Fairways	Columbia, SC	1992	1994	(5)	240	213,840	891	$720.30	95.00%	$707.56
TPC Columbia	Columbia, SC	1991	1997	(5)	336	378,672	1,127	$792.59	93.45%	$775.57
CV at Windsor Place	Goose Creek, SC	1985	2013	(6)	224	213,472	953	$816.89	96.88%	$814.70
Highland Ridge	Greenville, SC	1984	1995	(5)	168	134,904	803	$645.24	94.64%	$644.64
Howell Commons	Greenville, SC	1987	1997	(5)	348	275,616	792	$662.37	96.26%	$660.65
TPC Greenville	Greenville, SC	1996	1997	(5)	208	231,504	1,113	$823.15	97.60%	$823.03
Park Haywood	Greenville, SC	1983	1993	(5)	208	158,704	763	$674.40	96.15%	$674.88
Spring Creek	Greenville, SC	1985	1995	(5)	208	179,504	863	$715.08	95.67%	$711.51
Runaway Bay	Mt. Pleasant, SC	1988	1995	(5)	208	177,840	855	$1,180.91	94.71%	$1,147.83
CG at Commerce Park	North Charleston, SC	2008	2013	(6)	312	306,384	982	$900.59	95.83%	$877.74
535 Brookwood	Simpsonville, SC	2008	2010	(5)	256	254,464	994	$940.39	94.14%	$940.39
Park Place	Spartanburg, SC	1987	1997	(5)	184	195,224	1,061	$728.53	94.57%	$729.95
Farmington Village	Summerville, SC	2007	2007	(5)	280	309,120	1,104	$983.92	94.64%	$983.92
CV at Waters Edge	Summerville, SC	1985	2013	(6)	204	187,680	920	$801.88	92.65%	$794.91
Subtotal South Carolina					5,300	5,047,704	952	$873.74	95.04%	$867.05
Hamilton Pointe	Chattanooga, TN	1989	1992	(5)	361	256,310	710	$689.36	96.95%	$678.26
Hidden Creek	Chattanooga, TN	1987	1988	(5)	300	260,400	868	$659.08	97.33%	$658.41
Steeplechase	Chattanooga, TN	1986	1991	(5)	108	98,712	914	$798.52	96.30%	$793.60
Windridge	Chattanooga, TN	1984	1997	(5)	174	238,728	1,372	$987.06	92.53%	$965.85
Bradford Chase	Jackson, TN	1987	1994	(5)	148	121,360	820	$654.72	95.95%	$653.13
The Oaks	Jackson, TN	1978	1993	(5)	100	87,500	875	$644.54	93.00%	$638.54
Post House Jackson	Jackson, TN	1987	1989	(5)	150	161,700	1,078	$694.25	93.33%	$679.33
Post House North	Jackson, TN	1987	1989	(5)	145	141,375	975	$679.22	93.79%	$678.26
Woods of Post House	Jackson, TN	1997	1995	(5)	122	118,706	973	$752.07	95.90%	$739.87
Kirby Station	Memphis, TN	1978	1994	(5)	371	309,043	833	$813.03	95.42%	$792.87
Lincoln on the Green	Memphis, TN	1992	1994	(5)	618	540,132	874	$778.92	89.64%	$760.56
Park Estate	Memphis, TN	1974	1977	(5)	82	106,764	1,302	$1,141.38	95.12%	$1,141.38
Reserve at Dexter Lake	Memphis, TN	2000	1998	(5)	740	807,340	1,091	$914.14	93.92%	$892.75
TPC Murfreesboro	Murfreesboro, TN	1999	1998	(4)	240	281,760	1,174	$994.05	90.83%	$966.07
Aventura at Indian Lake Village	Nashville, TN	2010	2011	(4)	300	291,000	970	$1,075.38	93.33%	$1,070.53
Avondale at Kennesaw Farms	Nashville, TN	2008	2010	(4)	288	283,392	984	$1,008.08	96.18%	$998.55
Brentwood Downs	Nashville, TN	1986	1994	(4)	286	220,220	770	$961.49	96.85%	$961.49
CG at Bellevue	Nashville, TN	1996	2013	(6)	349	344,812	988	$1,053.29	95.99%	$1,050.25
Grand View	Nashville, TN	2001	1999	(4)	433	523,497	1,209	$1,163.49	96.30%	$1,148.80
Monthaven Park	Nashville, TN	2000	2004	(4)	456	427,728	938	$938.29	95.83%	$933.64
Park at Hermitage	Nashville, TN	1987	1995	(4)	440	392,480	892	$801.21	94.09%	$800.64
Venue at Cool Springs	Nashville, TN	2012	2010	(6)	428	457,104	1,068	$1,482.46	91.59%	$1,452.64
Verandas at Sam Ridley	Nashville, TN	2009	2010	(4)	336	391,104	1,164	$1,017.75	92.56%	$994.74
Subtotal Tennessee					6,975	6,861,167	984	$927.33	94.25%	$914.57
Northwood Place	Arlington, TX	1980	1998	(4)	270	224,100	830	$729.89	95.19%	$729.15
Balcones Woods	Austin, TX	1983	1997	(4)	384	313,728	817	$939.79	94.53%	$928.12
CG at Canyon Creek	Austin, TX	2007	2013	(6)	336	349,104	1,039	$1,006.51	94.64%	$1,004.74
CG at Canyon Pointe	Austin, TX	2003	2013	(6)	272	262,208	964	$946.10	92.65%	$944.55
CG at Double Creek	Austin, TX	2013	2013	(6)	296	277,944	939	$1,110.97	94.59%	$1,101.92

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
CG at Onion Creek	Austin, TX	2009	2013	(6)	300	312,600	1,042	$1,079.66	98.33%	$1,078.56
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	(4)	210	194,460	926	$1,178.71	95.24%	$1,169.79
CV at Quarry Oaks	Austin, TX	1996	2013	(6)	533	459,979	863	$898.89	96.06%	$894.52
CG at Wells Branch	Austin, TX	2008	2013	(6)	336	321,888	958	$987.83	97.02%	$985.90
Legacy at Western Oaks	Austin, TX	2002	2009	(4)	479	467,504	976	$1,228.51	94.99%	$1,194.74
Silverado at Brushy Creek	Austin, TX	2003	2006	(4)	312	303,264	972	$1,071.36	94.87%	$1,070.23
Stassney Woods	Austin, TX	1985	1995	(4)	288	248,832	864	$871.46	96.88%	$871.38
Travis Station	Austin, TX	1987	1995	(4)	304	244,720	805	$782.61	93.09%	$780.71
The Woods on Barton Skyway	Austin, TX	1977	1997	(4)	278	214,060	770	$1,170.83	96.40%	$1,143.67
CV at Shoal Creek	Bedford, TX	1996	2013	(6)	408	381,888	936	$871.41	96.08%	$870.65
CV at Willow Creek	Bedford, TX	1996	2013	(6)	478	426,854	893	$828.21	97.07%	$827.87
CG at Hebron	Carrollton, TX	2011	2013	(6)	312	352,248	1,129	$1,183.03	96.15%	$1,176.11
CG at Silverado	Cedar Park, TX	2005	2013	(6)	238	239,666	1,007	$1,022.77	92.86%	$1,017.73
CG at Silverado Reserve	Cedar Park, TX	2006	2013	(6)	256	266,240	1,040	$1,115.73	92.58%	$1,103.13
Grand Cypress	Cypress, TX	2008	2010	(6)	312	280,488	899	$1,137.61	94.55%	$1,134.47
Courtyards at Campbell	Dallas, TX	1986	1998	(4)	232	168,664	727	$867.80	93.97%	$866.02
Deer Run	Dallas, TX	1985	1998	(4)	304	206,720	680	$763.74	93.75%	$762.05
Grand Courtyards	Dallas, TX	2000	2006	(4)	390	343,980	882	$955.07	97.18%	$955.07
Legends at Lowes Farm	Dallas, TX	2008	2011	(4)	456	425,904	934	$1,155.98	94.30%	$1,155.43
CR at Medical District	Dallas, TX	2007	2013	(6)	278	241,582	869	$1,193.45	95.68%	$1,185.79
Watermark	Dallas, TX	2002	2004	(4)	240	199,200	830	$967.60	97.50%	$955.96
CV at Main Park	Duncanville, TX	1984	2013	(6)	192	180,288	939	$834.41	95.83%	$834.14
CG at Bear Creek	Euless, TX	1998	2013	(6)	436	395,016	906	$954.16	95.87%	$952.71
CG at Fairview	Fairview, TX	2012	2013	(6)	256	258,048	1,008	$1,132.60	94.53%	$1,101.58
La Valencia at Starwood	Frisco, TX	2009	2010	(4)	270	267,840	992	$1,277.54	95.19%	$1,266.26
CR at Frisco Bridges	Frisco, TX	2013	2013	(6)	252	210,420	835	$1,174.94	96.83%	$1,173.50
CV at Grapevine	Grapevine, TX	1985	2013	(6)	450	387,450	861	$826.27	97.56%	$825.50
Greenwood Forest	Houston, TX	1994	2008	(6)	316	310,944	984	$962.87	96.84%	$958.70
Legacy Pines	Houston, TX	2000	2003	(4)	308	283,360	920	$1,020.64	94.48%	$1,020.64
Park Place Houston	Houston, TX	1996	2007	(4)	229	207,016	904	$1,124.85	96.07%	$1,124.85
Ranchstone	Houston, TX	1996	2007	(4)	220	193,160	878	$990.16	94.09%	$990.16
Reserve at Woodwind Lakes	Houston, TX	1999	2006	(4)	328	316,192	964	$1,021.31	93.60%	$1,015.10
Retreat at Vintage Park	Houston, TX	2014	2014	(6)	323	296,514	918	$1,327.15	94.74%	$1,322.53
Cascade at Fall Creek	Humble, TX	2007	2008	(4)	246	227,796	926	$1,054.58	92.68%	$1,048.20
Chalet at Fall Creek	Humble, TX	2006	2007	(4)	268	260,228	971	$1,030.54	97.39%	$1,026.88
Bella Casita	Irving, TX	2007	2010	(4)	268	258,352	964	$1,140.30	95.90%	$1,140.30
Remington Hills at Las Colinas	Irving, TX	1984	2013	(6)	362	346,434	957	$857.07	97.24%	$856.84
CR at Las Colinas	Irving, TX	2006	2013	(6)	306	277,848	908	$1,173.80	92.16%	$1,173.58
CG at Valley Ranch	Irving, TX	1997	2013	(6)	396	462,132	1,167	$1,209.15	97.22%	$1,207.63
Lane at Towne Crossing	Mesquite, TX	1983	1994	(4)	384	277,632	723	$701.38	96.88%	$701.38
CV at Oak Bend	Lewisville, TX	1997	2013	(6)	426	382,974	899	$867.38	96.24%	$866.51
Times Square at Craig Ranch	McKinney, TX	2009	2010	(4)	313	320,512	1,024	$1,204.35	96.49%	$1,192.70
Venue at Stonebridge Ranch	McKinney, TX	2000	2010	(6)	250	214,000	856	$959.78	98.80%	$956.22
Cityscape at Market Center	Plano, TX	2013	2014	(6)	454	381,360	840	$1,232.50	95.81%	$1,173.81

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2014 (1)	Average Occupancy Percent at December 31, 2014 (2)	Monthly Effective Rent per Unit at December 31, 2014 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Highwood	Plano, TX	1983	1998	(4)	196	156,212	797	$919.65	99.49%	$919.65
Los Rios	Plano, TX	2000	2003	(4)	498	470,112	944	$977.34	94.38%	$975.02
Boulder Ridge	Roanoke, TX	1999/2008	2005	(4)	494	442,624	896	$982.62	94.13%	$977.70
Copper Ridge	Roanoke, TX	2009	2008	(4)	245	230,055	939	$1,093.57	95.10%	$1,093.57
CG at Ashton Oaks	Round Rock, TX	2009	2013	(6)	362	307,338	849	$945.04	96.41%	$932.59
CG at Round Rock	Round Rock, TX	2007	2013	(6)	422	429,596	1,018	$1,018.59	97.16%	$1,017.41
CV at Sierra Vista	Round Rock, TX	1999	2013	(6)	232	205,552	886	$877.07	95.26%	$875.30
Alamo Ranch	San Antonio, TX	2009	2011	(5)	340	270,640	796	$903.21	93.24%	$870.48
Bulverde Oaks	San Antonio, TX	2014	2014	(6)	328	300,776	917	$1,132.89	94.51%	$1,128.22
Haven at Blanco	San Antonio, TX	2010	2012	(5)	436	463,468	1,063	$1,156.65	95.41%	$1,136.05
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	(5)	400	334,400	836	$956.80	97.75%	$953.92
Cypresswood Court	Spring, TX	1984	1994	(4)	208	160,576	772	$766.23	97.12%	$757.56
Villages of Kirkwood	Stafford, TX	1996	2004	(4)	274	244,682	893	$1,057.98	96.72%	$1,051.07
Green Tree Place	Woodlands, TX	1984	1994	(4)	200	152,200	761	$845.20	98.00%	$845.20
Subtotal Texas					20,390	18,611,572	913	$1,011.51	95.62%	$1,004.65
Stonefield Commons	Charlottesville, VA	2013	2014	(6)	251	209,585	835	$1,372.80	99.20%	$1,334.86
Adalay Bay	Chesapeake, VA	2002	2012	(5)	240	246,240	1,026	$1,250.13	95.00%	$1,245.13
CV at Greenbrier	Fredericksburg, VA	1980	2013	(6)	258	216,720	840	$967.00	95.74%	$965.76
Seasons at Celebrate Virginia I	Fredericksburg, VA	2011	2011	(6)	232	233,160	1,005	$1,301.57	92.67%	$1,301.57
Seasons at Celebrate Virginia II	Fredericksburg, VA	2013	2013	(6)	251	248,239	989	$1,324.13	96.41%	$1,323.56
Station Square at Cosner's Corner	Fredericksburg, VA	2012	2013	(6)	260	268,580	1,033	$1,328.58	93.46%	$1,215.19
CV at Hampton Glen	Glen Allen, VA	1986	2013	(6)	232	177,712	766	$904.07	96.55%	$901.03
CV at West End	Glen Allen, VA	1987	2013	(6)	224	156,352	698	$824.80	96.43%	$821.63
Township in Hampton Woods	Hampton, VA	1987	1995	(5)	296	248,048	838	$936.86	95.95%	$897.51
CV at Tradewinds	Hampton, VA	1988	2013	(6)	284	280,024	986	$856.27	93.31%	$843.40
CV at Waterford	Midlothian, VA	1989	2013	(6)	312	288,912	926	$944.82	95.19%	$940.06
Ashley Park	Richmond, VA	1988	2013	(5)	272	194,480	715	$739.13	97.79%	$735.38
CV at Chase Gayton	Richmond, VA	1984	2013	(6)	328	311,272	949	$900.99	95.12%	$899.04
The Hamptons at Hunton Park	Richmond, VA	2003	2011	(5)	300	309,600	1,032	$1,267.25	95.67%	$1,230.99
CV at Harbour Club	Virginia Beach, VA	1988	2013	(6)	213	193,191	907	$905.05	91.55%	$857.94
Subtotal Virginia					3,953	3,582,115	906	$1,050.63	95.37%	$1,030.03
Total					82,268	81,082,102	986	$958.94	95.48%	$948.26

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

(3)
Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property's local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2014 were $10.5 million. As of December 31, 2014, approximately 19.9% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(4)	Large market same store reportable segment.

(5)	Secondary market same store reportable segment.

(6)	Non-same store reportable segment.

Mortgage/Bond Financing

As of December 31, 2014, we had approximately $1.1 billion of indebtedness collateralized, secured, and outstanding as set forth below:

		Encumbrances at
		December 31, 2014
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date

Eagle Ridge	Birmingham, AL	$—	(1)		(1)		(1)
Abbington Place	Huntsville, AL	—	(1)		(1)		(1)
CG at Edgewater	Huntsville, AL	28,092		3.750%		6/1/2019
CG at Madison	Madison, AL	22,801		3.750%		6/1/2019
TPC Montgomery	Montgomery, AL	—	(1)		(1)		(1)
CG at Liberty Park	Vestavia Hills, AL	18,177		3.700%		2/27/2019
Tiffany Oaks	Altamonte Springs, FL	—	(1)		(1)		(1)
Indigo Point	Brandon, FL	—	(1)		(1)		(1)
Anatole	Daytona Beach, FL	6,900	(5)	0.872%	(5)	5/20/2031	(5)
CG at Heathrow	Heathrow, FL	21,003		3.700%		2/27/2019
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)		(1)		(1)
St. Augustine	Jacksonville, FL	13,235	(15)	0.867%	(15)	5/20/2031	(15)
St. Augustine II	Jacksonville, FL	—	(1)		(1)		(1)
Woodhollow	Jacksonville, FL	—	(1)		(1)		(1)
TPC Lakeland	Lakeland, FL	—	(1)		(1)		(1)
CG at Town Park	Lake Mary, FL	33,378		3.750%		6/1/2019
Paddock Park	Ocala, FL	6,805	(2)	0.867%	(2)	5/20/2031	(2)
Park Crest at Innisbrook	Palm Harbor, FL	29,009		4.430%		10/1/2020
CV at Twin Lakes	Sanford, FL	25,654		4.065%		7/1/2020
Verandas at Southwood	Tallahassee, FL	21,448		2.060%		3/1/2016
Belmere	Tampa, FL	—	(1)		(1)		(1)
CG at Seven Oaks	Wesley Chapel, FL	20,997		3.750%		6/1/2019
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6.210%		12/1/2015
Westbury Creek	Augusta, GA	3,380	(10)	0.872%	(10)	5/20/2033	(10)
Prescott	Duluth, GA	—	(3)		(3)		(3)
CG at River Oaks	Duluth, GA	11,836		3.750%		6/1/2019
CG at Mount Vernon	Dunwoody, GA	15,632		3.700%		2/27/2019
Lake Lanier Club II	Gainesville, GA	—	(3)		(3)		(3)
CG at Shiloh	Kennesaw, GA	31,059		3.700%		2/27/2019
CG at Barrett Creek	Marietta, GA	19,514		3.750%		6/1/2019
CG at Godley Station	Pooler, GA	13,788		5.000%		6/1/2025
Highlands of West Village I	Smyrna, GA	42,869		3.000%		5/1/2018
Grand Reserve at Pinnacle	Lexington, KY	—	(1)		(1)		(1)
Mansion, The	Lexington, KY	—	(1)		(1)		(1)
Village, The	Lexington, KY	—	(1)		(1)		(1)
Crosswinds	Jackson, MS	—	(1)		(1)		(1)
Pear Orchard	Jackson, MS	—	(1)		(1)		(1)

		Encumbrances at
		December 31, 2014
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
Reflection Pointe	Jackson, MS	5,880	(6)	0.872%	(6)	5/20/2031	(6)
Savannah Creek	Southaven, MS	—	(1)		(1)		(1)
Hermitage at Beechtree	Cary, NC	—	(1)		(1)		(1)
CG at Beverly Crest	Charlotte, NC	15,804		3.700%		2/27/2019
CG at Mallard Creek	Charlotte, NC	15,940		3.700%		2/27/2019
CG at Mallard Lake	Charlotte, NC	17,992		3.700%		2/27/2019
CV at Greystone	Charlotte, NC	14,369		3.750%		6/1/2019
CV at Timber Crest	Charlotte, NC	11,813		3.074%		8/15/2015
CG at Patterson Place	Durham, NC	15,666		3.700%		2/27/2019
CG at Huntersville	Huntersville, NC	15,041		3.750%		6/1/2019
CV at Matthews	Matthews, NC	14,262		2.630%		3/29/2016
CG at Arringdon	Morrisville, NC	19,703		3.700%		2/27/2019
CG at Brier Creek	Raleigh, NC	25,996		3.700%		2/27/2019
CG at Crabtree Valley	Raleigh, NC	10,741		3.700%		2/27/2019
CG at Trinity Commons	Raleigh, NC	30,760		3.400%		4/1/2018
CG at Wilmington	Wilmington, NC	25,912		2.330%		4/1/2015
Colony at South Park	Aiken, SC	—	(1)		(1)		(1)
Fairways, The	Columbia, SC	7,735	(7)	0.872%	(7)	5/20/2031	(7)
TPC Columbia	Columbia, SC	—	(1)		(1)		(1)
Howell Commons	Greenville, SC	—	(1)		(1)		(1)
TPC Greenville	Greenville, SC	—	(1)		(1)		(1)
Park Haywood	Greenville, SC	—	(1)		(1)		(1)
Runaway Bay	Mt. Pleasant, SC	8,365	(4)	0.872%	(4)	5/20/2031	(4)
535 Brookwood	Simpsonville, SC	13,156		4.430%		10/1/2020
Farmington Village	Summerville, SC	15,200		3.674%		1/1/2016
Hamilton Pointe	Chattanooga, TN	—	(1)		(1)		(1)
Hidden Creek	Chattanooga, TN	—	(1)		(1)		(1)
Steeplechase	Chattanooga, TN	—	(1)		(1)		(1)
Windridge	Chattanooga, TN	5,265	(11)	0.872%	(11)	5/20/2033	(11)
Post House Jackson	Jackson, TN	5,095	(16)	0.872%	(16)	5/20/2031	(16)
Post House North	Jackson, TN	3,375	(8)	0.872%	(8)	5/20/2031	(8)
Kirby Station	Memphis, TN	—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	—	(1)		(1)		(1)
Avondale at Kennesaw	Nashville, TN	18,131		4.430%		10/1/2020
CG at Bellevue	Nashville, TN	22,623		4.065%		7/1/2020
Park at Hermitage	Nashville, TN	6,645	(12)	0.872%	(12)	5/20/2031	(12)
Verandas at Sam Ridley	Nashville, TN	22,315		4.430%		10/1/2020
CG at Canyon Creek	Austin, TX	15,667		3.750%		9/14/2019
CV at Quarry Oaks	Austin, TX	27,365		3.700%		2/27/2019
Legacy at Western Oaks	Austin, TX	30,643		3.510%		2/1/2017
Stassney Woods	Austin, TX	4,050	(13)	0.872%	(13)	5/20/2031	(13)
Travis Station	Austin, TX	3,585	(14)	0.872%	(14)	5/20/2031	(14)
CV at Shoal Creek	Bedford, TX	23,260		3.700%		2/27/2019

		Encumbrances at
		December 31, 2014
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
CV at Willow Creek	Bedford, TX	26,954		3.700%		2/27/2019
Grand Cypress	Cypress, TX	17,182		3.400%		8/5/2017
Watermark	Dallas, TX	—	(3)		(3)		(3)
CG at Bear Creek	Euless, TX	24,560		3.700%		2/27/2019
La Valencia at Starwood	Frisco, TX	21,334		4.590%		3/10/2018
Legacy Pines	Houston, TX	—	(3)		(3)		(3)
Reserve at Woodwind Lakes	Houston, TX	10,445		5.930%		6/15/2015
Bella Casita at Las Colinas	Irving, TX	—	(3)		(3)		(3)
CG at Valley Ranch	Irving, TX	25,654		4.065%		7/1/2020
CV at Oakbend	Lewisville, TX	22,097		3.700%		2/27/2019
Venue at Stonebridge Ranch	McKinney, TX	15,214		3.250%		12/10/2017
CG at Round Rock	Round Rock, TX	24,970		3.700%		2/27/2019
CV at Sierra Vista	Round Rock, TX	11,117		3.700%		2/27/2019
Stone Ranch at Westover Hills	San Antonio, TX	18,788		5.490%		3/1/2020
Cypresswood Court	Spring, TX	—	(3)		(3)		(3)
Green Tree Place	Woodlands, TX	—	(3)		(3)		(3)
CV at West End	Glen Allen, VA	12,861		3.700%		2/27/2019
Township	Hampton, VA	10,800	(9)	0.872%	(9)	5/20/2031	(9)
Total		$1,123,407

(1)
Encumbered by a $360.0 million FNMA facility, with $345.8 million available and $345.8 million outstanding with a variable interest rate of 1.29% on which there exist two interest rate swap agreements totaling $75 million at an average rate of 4.14% and six interest rate caps totaling $165 million at an average rate of 4.58% at December 31, 2014.

(2)	Encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2017.

(3)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(4)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 6.00% which terminates on March 1, 2019.

(5)	Encumbered by $6.9 million in bonds on which there exists a $6.9 million interest rate cap of 6.00% and maturing on October 15, 2017.

(6)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2017.

(7)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2017.

(8)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2017.

(9)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate cap of 6.00% which matures on October 15, 2017.

(10)
Encumbered by $3.4 million in bonds with $0.4 million having a variable rate of 0.909% and $3.0 million with a variable rate of 0.872% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2018.

(11)
Encumbered by $5.3 million in bonds with $0.4 million having a variable rate of 0.909% and $4.9 million with a variable rate of 0.872% on which there exists a $4.9 million interest rate cap of 6.00% which terminates on May 31, 2018.

(12)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(13)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2016.

(14)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(15)	Encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 1, 2019.

(16)	Encumbered by $5.1 million in bonds on which there exists a $5.1 million interest rate cap of 6.00% which terminates on March 1, 2019.

ITEM 3. LEGAL PROCEEDINGS.

The Company (by virtue of its merger with Colonial) and Colonial LP along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of the Company's subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of Regatta at James Island Owners Association, the condominium homeowners association, and one filed by Laura Dunlap et al., three of the unit owners (purportedly on behalf of all unit owners), were filed in the Court of Common Pleas for the North Judicial Circuit in Charleston, South Carolina in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any further range of reasonably possible loss, in connection with this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Mid-America Apartment Communities, Inc.

MAA's common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. On February 19, 2015, the reported last sale price of our common stock on the NYSE was $73.70 per share, and there were approximately 2,400 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock. The following table sets forth the quarterly high and low intra-day sales prices of MAA's common stock and the dividends declared by MAA with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2014:
First Quarter	$69.32	$60.47	$0.7300	$0.7300
Second Quarter	$73.49	$67.10	$0.7300	$0.7300
Third Quarter	$75.09	$65.05	$0.7300	$0.7300
Fourth Quarter	$76.83	$65.54	$0.7300	$0.7700	(1)

2013:
First Quarter	$70.84	$64.54	$0.6950	$0.6950
Second Quarter	$74.94	$60.88	$0.6950	$0.6950
Third Quarter	$69.99	$60.19	$0.6950	$0.6950
Fourth Quarter	$67.63	$59.23	$0.6950	$0.7300

(1) Generally, MAA's Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.7700 per share declared in the fourth quarter of 2014 was paid on January 30, 2015 to shareholders of record on January 15, 2015.

MAA's quarterly dividend rate is currently $0.7700 per common share. MAA's Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by MAA will be affected by a number of factors, including, but not limited to, the gross revenues received from the apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

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

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the DRSPP, under which holders of common stock, preferred stock and limited partnership interests in the Operating Partnership can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.

In 2014, 2013, and 2012, we had the following issuances through our DRSPP:

	2014	2013	2012
Shares	9,055	10,924	14,260
Discount	—%	—%	—%

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	74,454	$82.23	587,363

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	74,454	$82.23	587,363

(1)
Columns (a) and (b) above do not include 145,049 shares of restricted stock that are subject to vesting requirements which were issued through our 2004 Stock Plan or 2013 Stock Incentive Plan or 102,659 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan.

(2)	Column (c) above includes 540,022 shares available to be issued under our 2013 Stock Plan and 47,341 shares available to be issued under our Employee Stock Purchase Plan.

The outstanding options noted in the chart above were issued in exchange for outstanding Colonial options in connection with the Colonial Merger.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for Mid-America Apartments, L.P.’s OP Units. From time-to-time, we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2014, there were 79,458,827 OP Units outstanding in the Operating Partnership, of which 75,267,675 OP Units, or 94.7%, were owned by MAA and 4,191,152 OP Units, or 5.3% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of common stock in MAA per one OP Unit or a cash payment based on the market value of our common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2014, we issued a total of 36,232 shares of common stock upon redemption of OP Units.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2009 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '09	Dec '10	Dec '11	Dec '12	Dec '13	Dec '14
MAA	$100.00	$137.69	$141.14	$152.20	$148.86	$191.17
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
FTSE NAREIT Equity REIT Index	$100.00	$127.96	$138.57	$163.60	$167.63	$218.16

Purchases of Equity Securities

The following chart shows our repurchases of shares for the three-month period ended December 31, 2014:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2014 - October 31, 2014	—	$—	—	2,138,000
November 1, 2014 - November 30, 2014	—	$—	—	2,138,000
December 1, 2014 - December 31, 2014	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected financial data on a historical basis for Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P. As previously discussed, the assets, liabilities, and results of operations of Colonial are included in both MAA and the Operating Partnership's selected financial data from the closing date of the Merger, October 1, 2013, through the end of our fiscal year, December 31, 2014. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total operating revenues	$989,296	$634,734	$475,888	$409,782	$359,582
Expenses:
Property operating expenses	392,329	253,314	194,149	173,563	154,885
Depreciation and amortization	301,811	186,979	121,211	106,009	93,592
Acquisition expense	2,388	1,393	1,581	3,319	2,512
Property management and general and administrative expenses	53,004	38,652	35,043	38,096	29,766
Merger related expenses	3,152	32,403	—	—	—
Integration related expenses	8,395	5,102	—	—	—
Income from continuing operations before non-operating items	228,217	116,891	123,904	88,795	78,827
Interest and other non-property income	908	488	430	802	903
Interest expense	(119,464)	(75,915)	(57,937)	(56,383)	(53,564)
Loss on debt extinguishment/modification	(2,586)	(426)	(654)	(755)	—
Amortization of deferred financing costs	(4,489)	(3,063)	(3,552)	(2,902)	(2,627)
Net casualty (loss) gain after insurance and other settlement proceeds	(476)	(143)	(6)	(619)	314
Gain on sale of depreciable real estate assets excluded from discontinued operations	42,649	—	—	—	—
Gain on sale of non-depreciable real estate assets	350	—	45	1,084	—
Gain on properties acquired from joint ventures	—	—	—	—	752
Income before income tax expense	145,109	37,832	62,230	30,022	24,605
Income tax expense	(2,050)	(893)	(803)	(727)	(623)
Income from continuing operations before joint venture activity	143,059	36,939	61,427	29,295	23,982
Gain (loss) from real estate joint ventures	6,009	338	(223)	(593)	(1,149)
Income from continuing operations	149,068	37,277	61,204	28,702	22,833
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	1,815	5,158	6,986	9,730	8,044
Gain (loss) on sale of discontinued operations	5,394	76,844	41,635	12,799	(2)
Consolidated net income	156,277	119,279	109,825	51,231	30,875
Net income attributable to noncontrolling interests	8,297	3,998	4,602	2,410	1,114
Net income attributable to MAA	147,980	115,281	105,223	48,821	29,761
Preferred dividend distributions	—	—	—	—	6,549
Premiums and original issuance costs associated with the redemption of preferred stock	—	—	—	—	5,149
Net income available for MAA common shareholders	$147,980	$115,281	$105,223	$48,821	$18,063

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	74,982	50,677	41,039	36,995	31,856
Effect of dilutive stock options and partnership units (1)	—	2,439	1,898	2,092	2,363
Diluted	74,982	53,116	42,937	39,087	34,219

Calculation of Earnings per share - basic:
Income from continuing operations, adjusted	$140,880	$36,112	$58,737	$27,413	$10,551
Income from discontinued operations, adjusted	6,812	79,061	46,392	21,375	7,545
Net income attributable to common shareholders, adjusted	$147,692	$115,173	$105,129	$48,788	$18,096

Earnings per share - basic:
Income from continuing operations available for common shareholders	$1.88	$0.71	$1.43	$0.74	$0.33
Discontinued property operations	0.09	1.56	1.13	0.58	0.24
Net income available for common shareholders	$1.97	$2.27	$2.56	$1.32	$0.57

Calculation of Earnings per share - diluted:
Income from continuing operations, adjusted	$140,880	$37,277	$61,204	$28,702	$11,135
Income from discontinued operations, adjusted	6,812	82,002	48,621	22,529	8,042
Net income attributable to common shareholders, adjusted	$147,692	$119,279	$109,825	$51,231	$19,177

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$1.88	$0.70	$1.43	$0.73	$0.33
Discontinued property operations	0.09	1.55	1.13	0.58	0.23
Net income available for common shareholders	$1.97	$2.25	$2.56	$1.31	$0.56

Dividends declared (2)	$2.9600	$2.8150	$2.6750	$2.5425	$2.4725

Balance Sheet Data:
Real estate owned, at cost	$8,037,498	$7,694,618	$3,734,544	$3,396,934	$2,958,765
Real estate assets, net	$6,663,820	$6,556,303	$2,694,071	$2,423,808	$2,084,863
Total assets	$6,831,028	$6,841,925	$2,751,068	$2,530,468	$2,176,048
Total debt	$3,524,515	$3,472,718	$1,673,848	$1,649,755	$1,500,193
Noncontrolling interest	$161,287	$166,726	$31,058	$25,131	$22,125
Total MAA shareholders' equity and redeemable stock	$2,896,435	$2,951,861	$918,765	$722,368	$522,267

Other Data (at end of period):
Market capitalization (shares and units) (3)	$5,933,985	$4,801,990	$2,852,113	$2,558,107	$2,353,115
Ratio of total debt to total capitalization (4)	37.3%	42.0%	37.0%	39.2%	38.9%
Number of communities, including joint venture ownership interest (5)	268	275	166	167	157
Number of apartment units, including joint venture ownership interest (5)	82,316	83,641	49,591	49,133	46,310

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

Mid-America Apartments, L.P.
Selected Financial Data
(Dollars in thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total operating revenues	$989,296	$634,734	$475,888	$409,782	$359,582
Expenses:
Property operating expenses	392,329	253,314	194,149	173,563	154,885
Depreciation and amortization	301,811	186,979	121,211	106,009	93,592
Acquisition expense	2,388	1,393	1,581	3,319	2,512
Property management and general and administrative expenses	53,004	38,652	35,043	38,096	29,766
Merger related expenses	3,152	32,403	—	—	—
Integration related expenses	8,395	5,102	—	—	—
Income from continuing operations before non-operating items	228,217	116,891	123,904	88,795	78,827
Interest and other non-property income	908	488	430	802	903
Interest expense	(119,464)	(75,915)	(57,937)	(56,383)	(53,564)
Loss on debt extinguishment/modification	(2,586)	(426)	(654)	(755)	—
Amortization of deferred financing costs	(4,489)	(3,063)	(3,552)	(2,902)	(2,627)
Net casualty (loss) gain after insurance and other settlement proceeds	(476)	(143)	(6)	(619)	314
Gain on sale of depreciable real estate assets excluded from discontinued operations	42,649	—	—	—	—
Gain on sale of non-depreciable real estate assets	350	—	45	1,084	—
Gain on properties acquired from joint ventures	—	—	—	—	752
Income before income tax expense	145,109	37,832	62,230	30,022	24,605
Income tax expense	(2,050)	(893)	(803)	(727)	(623)
Income from continuing operations before joint venture activity	143,059	36,939	61,427	29,295	23,982
Gain (loss) from real estate joint ventures	6,009	338	(223)	(593)	(1,149)
Income from continuing operations	149,068	37,277	61,204	28,702	22,833
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	1,815	4,747	6,201	9,087	7,460
Gain (loss) on sale of discontinued operations	5,394	76,844	41,635	12,799	(2)
Net income attributable to Mid-America Apartments, L.P.	156,277	107,544	109,040	50,588	30,291
Preferred distributions	—	—	—	—	6,549
Premiums and original issuance costs associated with the redemption of preferred units	—	—	—	—	5,149
Net income available for Mid-America Apartments, L.P. common unitholders	$156,277	$107,544	$109,040	$50,588	$18,593

Per Unit Data:
Weighted average units outstanding (in thousands):
Basic	79,188	53,075	42,911	39,051	34,186
Effect of dilutive stock options and partnership units (1)	—	88	64	100	121
Diluted	79,188	53,163	42,975	39,151	34,307

Calculation of Earnings per unit - basic:
Income from continuing operations, adjusted	$148,793	$37,244	$61,151	$28,681	$11,148
Income from discontinued operations, adjusted	7,196	70,205	47,795	21,876	7,480
Net income available for common unitholders	$155,989	$107,449	$108,946	$50,557	$18,628

Earnings per unit - basic:
Income from continuing operations available for common unitholders	$1.88	$0.70	$1.43	$0.73	$0.33
Income from discontinued property operations available for common unitholders	0.09	1.32	1.11	0.56	0.21
Net income available for common unitholders	$1.97	$2.02	$2.54	$1.29	$0.54

Calculation of Earnings per unit - diluted:
Income from continuing operations, adjusted	$148,793	$37,277	$61,204	$28,702	$11,135
Income from discontinued operations, adjusted	7,196	70,267	47,836	21,886	7,458
Net income available for common unitholders	$155,989	$107,544	$109,040	$50,588	$18,593

Earnings per unit - diluted:
Income from continuing operations available for common unitholders	$1.88	$0.70	$1.43	$0.73	$0.33
Discontinued property operations	0.09	1.32	1.11	0.56	0.21
Net income available for common unitholders	$1.97	$2.02	$2.54	$1.29	$0.54

Distributions declared, per unit (2)	$2.9600	$2.8150	$2.6750	$2.5425	$2.4725

Balance Sheet Data:
Real estate owned, at cost	$8,037,498	$7,694,618	$3,721,028	$3,383,883	$2,946,009
Real estate assets, net	$6,663,820	$6,556,303	$2,688,549	$2,418,198	$2,078,984
Total assets	$6,831,028	$6,841,925	$2,745,278	$2,524,792	$2,170,097
Total debt	$3,524,515	$3,472,718	$1,673,848	$1,649,755	$1,500,193
Total Operating Partnership capital and
redeemable units	$3,057,703	$3,118,568	$943,720	$709,871	$510,510

Other Data (at end of period):
Number of communities, including joint venture ownership interest (3)	268	275	165	166	156
Number of apartment units, including joint venture ownership interest (3)	82,316	83,641	49,335	48,877	46,054

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which the MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of December 31, 2014. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Acquisition of real estate assets

We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and furniture, fixtures and equipment, and identified intangible assets, consisting of the value of in-place leases and other contracts. In calculating the fair value of acquired tangible assets, management divides forecasted net operating income (NOI) by a market capitalization rate. Management analyzed historical stabilized NOI to determine its estimate for forecasted NOI. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similar sized markets. Although management's estimates of the fair value of acquired tangible assets have been materially accurate in the past, variability of future operating performance as well as additional information becoming available could lead to the modification of the initial fair value calculation and purchase price allocation. Subsequent adjustments made to the purchase price allocation, if any, would be made within the allocation period, which typically does not exceed one year.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. If impairment indicators exist for a long-lived asset, management compares the carrying amount of the asset to an estimate of the undiscounted future cash flows expected to be generated by the asset. Management estimates future cash flows by analyzing historical cash flows generated by the asset. If impairment indicators exist for goodwill, management compares the carrying amount of the asset to an estimate of the implied fair value of the asset. Management calculates the fair value of the asset by dividing historical operating cash flows by a market capitalization rate. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similar sized markets. Historically, impairment analysis estimates have been materially accurate, which resulted in no impairment losses recognized during the years ended December 31, 2014, 2013, and 2012.

Cost Capitalization

Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. The cost to complete any deferred repairs and maintenance at properties acquired by us in order to elevate the condition of the property to our standards are capitalized as incurred. The carrying costs related to development projects, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized. Management uses judgment in determining whether costs should be expensed or capitalized.

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

For more information regarding our significant accounting policies, see Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2014

As noted earlier, on October 1, 2013, we consummated the Merger and acquired all of Colonial's net assets. As a result of the Merger, the results of operations for 2013 include twelve months of results for MAA and three months of results for the legacy Colonial assets. The results of operations for 2014 include twelve months of results for both the MAA and Colonial portfolios. Our December 31, 2014 and December 31, 2013 balance sheets include the combined assets and liabilities of MAA and Colonial. All properties acquired from Colonial have been placed in our Non-Same Store operating segment, as the properties are recent acquisitions and had not been owned and stabilized for at least twelve months as of January 1, 2014.

We experienced an increase in income from continuing operations in 2014 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 4.5% increase in our large market same store segment, a 1.8% increase in our secondary market same store segment and a 225.9% increase in our non-same store and other segment, which was primarily a result of the Merger. The increase in expense came from a 2.8% increase in our large market same store segment, a 2.1% increase in our secondary market same store segment and a 227.6% increase in our non-same store and other segment, which was primarily the result of the Merger. Our same store portfolio represents those communities that have been held and have been stabilized for at least twelve months. Communities excluded from the same store portfolio would include recent acquisitions (including the Colonial portfolio), communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified as discontinued operations. The drivers of these increases are discussed below in the results of operations section.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Sunbelt region of the United States. Apart from the Merger, we acquired seven properties for our portfolio in 2012, four in 2013 and eight in 2014. Offsetting some of this increased revenue stream were nine apartment dispositions in 2012, nine apartment dispositions in 2013, and eight apartment dispositions in 2014.

The following table shows our apartment real estate assets as of 2014, 2013, and 2012:

	2014	2013	2012
Properties	268	275	166
Units	82,316	83,641	49,591
Development Units	514	1,461	774
Average Effective Monthly Rent/Unit, excluding lease-up and development	$948.26	$883.40	$855.71
Occupancy, excluding lease-up and development	94.1%	94.9%	95.1%

See discussion of same store average rent per unit and occupancy comparisons in the Trends section below.

In addition to the multifamily assets detailed above, we also owned or owned an interest in three commercial properties totaling approximately 293,000 square feet of leasable space.

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

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2014, 2013, and 2012. This discussion should be read in conjunction with all of the consolidated financial statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Increase	Percentage Increase
Large Market Same Store	$252,029	$241,194	$10,835	4.5%
Secondary Market Same Store	246,800	242,464	4,336	1.8%
Same Store Portfolio	498,829	483,658	15,171	3.1%
Non-Same Store and Other	490,298	150,429	339,869	225.9%
Total	$989,127	$634,087	$355,040	56.0%

The increase in property revenues from our same store portfolio is primarily a result of increased average effective rent per unit of 3.0%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger, which represents $273.3 million of the increase. The remaining $66.6 million of the increase was related to acquisitions other than the Merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Increase	Percentage Increase
Large Market Same Store	$100,892	$98,190	$2,702	2.8%
Secondary Market Same Store	98,191	96,141	2,050	2.1%
Same Store Portfolio	199,083	194,331	4,752	2.4%
Non-Same Store and Other	193,246	58,983	134,263	227.6%
Total	$392,329	$253,314	$139,015	54.9%

The increase in property operating expenses from our same store portfolio is primarily a result of increases in real estate taxes of $3.9 million and utilities expenses of $1.3 million, offset by a decrease in insurance expenses of $1.0 million. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger, which represents $106.9 million of the increase. The remaining $27.4 million of the increase was related to acquisitions other than the Merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Increase	Percentage Increase
Large Market Same Store	$58,356	$57,712	$644	1.1%
Secondary Market Same Store	59,697	59,339	358	0.6%
Same Store Portfolio	118,053	117,051	1,002	0.9%
Non-Same Store and Other	183,758	69,928	113,830	162.8%
Total	$301,811	$186,979	$114,832	61.4%

The increase in depreciation and amortization expense from our same store portfolio resulted from capital spending made during the ordinary course of business. The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger.

Property Management Expenses

Property management expenses for the year ended December 31, 2014 were approximately $32.1 million, an increase of $9.0 million from the year ended December 31, 2013. The majority of the increase was related to increases in payroll expenses of $3.0 million, state franchise taxes of $2.7 million, software maintenance of $2.1 million, and incentive bonuses of $0.9 million as a result of the increased headcount and scope of work resulting from the Merger.

General and Administrative Expenses

General and Administrative expenses for the year ended December 31, 2014 were approximately $20.9 million, an increase of $5.3 million from the year ended December 31, 2013. The majority of the increase was related to increases in incentive bonuses of $3.3 million and payroll expenses of $1.2 million as a result of the increased headcount resulting from the Merger.

Merger and Integration Related Expenses

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $3.2 million for the year ended December 31, 2014, a decrease of $29.3 million from the year ended December 31, 2013. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $8.4 million for the year ended December 31, 2014, an increase of $3.3 million from the year ended December 31, 2013.

Interest Expense

Interest expense for the year ended December 31, 2014 was approximately $119.5 million, an increase of $43.5 million from the year ended December 31, 2013. The increase was primarily the result of an increase in our average debt outstanding from the year ended December 31, 2013 to the year ended December 31, 2014 of approximately $1.38 billion, due primarily to the assumption of Colonial's debt as a result of the Merger.

Debt Extinguishment

Loss on debt extinguishment for the year ended December 31, 2014 was approximately $2.6 million, an increase of $2.2 million from the year ended December 31, 2013. The increase was primarily the result of the prepayment of a loan for a property sold during the year ended December 31, 2014.

Discontinued Operations

We recorded a gain on sale of discontinued operations of $5.4 million for the year ended December 31, 2014 as compared to a $76.8 million gain for the year ended December 31, 2013. The decrease in the gain is caused by the proceeds received in 2014 being less than the proceeds received in 2013 in relation to the net book value of the properties sold and, in accordance with newly adopted ASU 2014-08, recording a gain on sale of depreciable assets excluded from discontinued operations in 2014, which is discussed further below.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $42.6 million for the year ended December 31, 2014. We did not record a similar gain for the year ended December 31, 2013 because we did not dispose of any properties that were excluded from discontinued operations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2014 was approximately $8.3 million, an increase of $4.3 million from the year ended December 31, 2013. This increase is primarily due to the increase in OP unitholders as a result of the Merger.

Net Income Attributable to MAA

Primarily as a result of the items discussed above, net income attributable to MAA increased by approximately $32.7 million in the year ended December 31, 2014 from the year ended December 31, 2013.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Increase	Percentage Increase
Large Market Same Store	$256,141	$243,721	$12,420	5.1%
Secondary Market Same Store	207,572	201,834	5,738	2.8%
Same Store Portfolio	463,713	445,555	18,158	4.1%
Non-Same Store and Other	170,374	29,434	140,940	478.8%
Total	$634,087	$474,989	$159,098	33.5%

The increase in property revenues from our same store portfolio is primarily a result of increased average rent per unit of approximately 3.9%. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger, which represents $88.1 million of the increase. The remaining $52.8 million of the increase was related to acquisitions other than the Merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Increase	Percentage Increase
Large Market Same Store	$103,416	$100,661	$2,755	2.7%
Secondary Market Same Store	83,785	82,070	1,715	2.1%
Same Store Portfolio	187,201	182,731	4,470	2.4%
Non-Same Store and Other	66,113	11,418	54,695	479.0%
Total	$253,314	$194,149	$59,165	30.5%

The increase in property operating expenses from our same store portfolio is primarily a result of increases in real estate taxes of $3.5 million and insurance expenses of $0.7 million. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger, which represents $34.1 million of the increase. The remaining $20.6 million of the increase was related to acquisitions other than the Merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2013 and December 31, 2012 (dollars in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Increase	Percentage Increase
Large Market Same Store	$60,329	$59,914	$415	0.7%
Secondary Market Same Store	50,362	49,871	491	1.0%
Same Store Portfolio	110,691	109,785	906	0.8%
Non-Same Store and Other	76,288	11,426	64,862	567.7%
Total	$186,979	$121,211	$65,768	54.3%

The increase in depreciation and amortization expense from our same store portfolio resulted from asset additions made during the normal course of business. The increase in depreciation and amortization expense from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger.

General and Administrative Expenses

General and Administrative expense for the year ended December 31, 2013 was approximately $15.6 million, an increase of $1.8 million from the year ended December 31, 2012. The majority of the increase was related to an increase in tax preparation fees, audit fees, and stock incentives.

Merger and Integration Related Expenses

Merger related expenses for the acquisition of Colonial were approximately $32.4 million for the year ended December 31, 2013. We also incurred integration related expenses of $5.1 million for the year ended December 31, 2013. There were no merger related expenses or integration related expenses for the year ended December 31, 2012.

Interest Expense

Interest expense for the year ended December 31, 2013 was approximately $75.9 million, an increase of $18.0 million from the year ended December 31, 2012. The increase was primarily the result of an increase in our average debt outstanding of $451.6 million from the year ended December 31, 2012 to the year ended December 31, 2013, due primarily to the assumption of Colonial's debt as a result of the Merger.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2013 was approximately $4.0 million, an decrease of $0.6 million from the year ended December 31, 2012.

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

The following table is a reconciliation of Core FFO and FFO to consolidated net income for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Years ended December 31,
	2014		2013	2012
Net income available for MAA common shareholders	$147,980		$115,281	$105,223
Depreciation and amortization of real estate assets	299,421		184,857	118,835
Depreciation and amortization of real estate assets of discontinued operations	42		2,703	7,398
Gain on sales of discontinued operations	(5,394)		(76,844)	(41,635)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(42,649)		—	—
Gain on disposition within unconsolidated entities	(4,007)	(1)	—	—
Depreciation and amortization of real estate assets of real estate joint ventures	397		1,030	1,886
Net income attributable to noncontrolling interests	8,297		3,998	4,602
Funds from operations	404,087		231,025	196,309
Acquisition expense	2,388		1,393	1,581
Merger Related Expenses	3,152		32,403	—
Integration related expenses	8,395		5,102	—
Gain on sale of non-depreciable real estate assets	(350)		—	(45)
Mark-to-market debt adjustment	(25,079)		(7,992)	(767)
Loss on debt extinguishment	3,126	(2)	426	654
Core funds from operations	$395,719		$262,357	$197,732

(1) Gain on disposition within unconsolidated entities excludes the promote fee recognized with the final liquidation of Mid-America Multifamily Fund II (Fund II).

(2) The loss on debt extinguishment for the year ended December 31, 2014 includes MAA's share of debt extinguishment costs incurred by our joint venture, Mid-America Multifamily Fund II.

FFO for the year ended December 31, 2014 increased approximately $173.1 million from the year ended December 31, 2013 primarily as a result of the increase in total property revenues of $355.0 million discussed above that was partially offset by the $139.0 million increase in property operating expenses, the $43.5 million of increased interest expense, the $9.0 million of increased property management expenses, and the $5.3 million of increased general and administrative expenses.

FFO for the year ended December 31, 2013 increased approximately $34.7 million from the year ended December 31, 2012 primarily as a result of the increase in property revenues of $159.1 million discussed above that was partially offset by the $59.2 million increase in property operating expenses, the $32.4 million of merger related expenses, and the $18.0 million of increased interest expense.

Core FFO for the year ended December 31, 2014 increased approximately $133.4 million from the year ended December 31, 2013 primarily as a result of the increase in total property revenues of $355.0 million discussed above that was partially offset by the $139.0 million increase in property operating expenses, the $43.5 million of increased interest expense, the $9.0 million of increased property management expenses, and the $5.3 million of increased general and administrative expenses.

Core FFO for the year ended December 31, 2013 increased by approximately $64.6 million from the year ended December 31, 2012 primarily as a result of the increase in total property revenues of $159.1 million discussed above that was partially offset by the $59.2 million increase in property operating expenses and the $18.0 million of increased interest expense.

Trends

During the twelve months ended December 31, 2014, demand for apartments was strong, as it was during the twelve months ended December 31, 2013. This strength was evident on two fronts: same store average physical occupancy during the twelve months ended December 31, 2014 was strong, ending the year at 95.5% occupancy and averaging 95.3% for the year; while same store effective rent per unit continued to grow, up 3.3% in the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013. In addition, effective rent was up 4.0% for the month of December 2014 as compared to the month of December 2013.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of December 31, 2014, we were invested in approximately 49 defined Metropolitan Statistical Areas, with approximately 64% of our multifamily assets, based on gross assets, in large markets and 36% of our multifamily assets in select secondary markets.

New supply of rental units has increased in several key markets and multifamily permitting increased in 2014. We believe this permitting will ultimately lead to a further increase in supply but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Also, we believe that more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, has not been a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended the year strong and also averaged nearly 60 basis points better in 2014 as compared to 2013. As we continue into the typically slower winter leasing season, the level of physical occupancy puts us in a good position to maximize pricing in the first quarter of 2015.

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

Liquidity and Capital Resources

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash from the year ended December 31, 2013 to the year ended December 31, 2014 due to operating, investing, and financing activities are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $384.1 million for the year ended December 31, 2014 from $258.4 million for the year ended December 31, 2013. This change was a result of various items, including higher revenue as discussed above.

Investing Activities

Net cash used in investing activities increased to $203.8 million for the year ended December 31, 2014 from $83.8 million for the year ended December 31, 2013. The primary drivers of this change are as follows:

	Cash (outflow)/inflow during the year ended December 31,
	2014	2013	Increase/(Decrease)	Percentage Increase/(Decrease)
Purchases of real estate and other assets	$(309,174)	$(139,199)	$169,975	122.1%
Proceeds from disposition of real estate assets	$254,638	$128,978	$125,660	97.4%
Normal capital improvements	$(90,201)	$(53,439)	$36,762	68.8%
Return (funding) of escrow for future acquisitions	$24,884	$(24,884)	$(49,768)	(200.0)%
Cash acquired in connection with Colonial merger	$—	$63,454	$(63,454)	(100.0)%

The increase in cash outflows from purchases of real estate and other assets primarily resulted from the acquisition of eight apartment communities during the year ended December 31, 2014 compared to the acquisition of four apartment communities during the year ended December 31, 2013. The increase in proceeds from disposition of real estate assets primarily resulted from the sale of eight apartment communities and two commercial properties during the year ended December 31, 2014 compared to the sale of nine apartment communities during the year ended December 31, 2013. The increase in cash outflows for normal capital improvements is due to the fact that we owned more properties throughout 2014 than we owned throughout 2013. During October 2013, we acquired 115 apartment communities through our Merger with Colonial. Owning these properties for all of 2014 led to increased capital improvement spending. The decrease in cash outflows from the return (funding) of escrow for future acquisitions resulted from the release of funds held in escrow for two 1031(b) transactions at December 31, 2014 compared to having funds held in escrow for the same two 1031(b) transactions at December 31, 2013. We also acquired $63.5 million of cash during the Merger, which accounts for the decrease in cash acquired in connection with the Colonial merger from 2013 to 2014.

Financing Activities

Net cash used in financing activities increased to $244.3 million for the year ended December 31, 2014 from $94.3 million for the year ended December 31, 2013. The primary drivers of this change are as follows:

	Cash (outflow)/inflow during the year ended December 31,
	2014	2013	(Decrease)/Increase	Percentage (Decrease)/Increase
Net change in credit lines	$(157,184)	$(308,000)	$(150,816)	(49.0)%
Proceeds from notes payable	$396,855	$347,759	$49,096	14.1%
Principal payments on notes payable	$(260,347)	$(11,103)	$249,244	2,244.8%
Proceeds from issuances of common shares	$1,042	$25,680	$(24,638)	(95.9)%
Dividends paid on common shares	$(219,158)	$(140,697)	$78,461	55.8%

The decrease in cash outflows from the net change in credit lines from 2013 to 2014 was due to the timing of borrowings and repayments on our various lines of credit. The increase in cash inflows from proceeds on notes payable is due to the fact that in 2014, we issued $400 million in senior unsecured notes while in 2013 we issued only $350 million in senior unsecured notes. The increase in cash outflows from principal payments on notes payable is primarily due to the fact that during 2014 we paid off $192.2 million of bonds originally issued by Colonial that matured during the year. The decrease in cash inflows from the proceeds from the issuance of common shares is due to the fact that during 2013 we issued approximately 365,000 shares through our ATM plan. We issued no shares through our ATM plan during 2014. The increase in cash outflows from dividends paid on common shares is due to the fact that we had more shares of common stock outstanding during 2014 than during 2013. In connection with the Merger, in October 2013, we issued approximately 31.9 million shares. The additional shares of common stock outstanding during 2014 along with our increase in the dividend rate led to an increase in the aggregate amount of dividends paid during the year ended December 31, 2014.

Free Cash Flow

Free cash flow represents net cash provided by operating activities (computed in accordance with GAAP) less funding of normal capital improvements to existing real estate assets, distributions to unitholders, and dividends paid on common and preferred shares. Free cash flow should not be considered as an alternative to any GAAP measurement of performance or liquidity. Our calculation of free cash flow may differ from the methodology for calculating free cash flow utilized by other companies and, accordingly, may not be comparable to such other companies.

The following table is a reconciliation of free cash flow to net cash provided by operating activities for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	2012
Net cash provided by operating activities	$384,126	$258,380	$210,967
Normal capital improvements	$(90,201)	$(53,439)	$(47,222)
Distributions to noncontrolling interests	$(12,290)	$(6,550)	$(4,948)
Dividends paid on common shares	$(219,158)	$(140,697)	$(107,749)
Free cash flow	$62,477	$57,694	$51,048

While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. Our capital resources consist of both equity and debt securities.

Equity

As of December 31, 2014, we owned 75,267,675 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,191,152 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,191,152 shares of our common stock, which as of December 31, 2014, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

In connection with the Merger, we issued approximately 31.9 million shares of MAA common stock and approximately 2.6 million OP Units on October 1, 2013.

For more information regarding our equity capital resources, see Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 10 and Note 11.

Debt

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2014 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,253,203	4.5	4.1%
Conventional - Variable Rate - Capped (1)	192,013	1.5	1.1%
Tax-free - Variable Rate - Capped (1)	90,315	3.1	0.9%
Total Fixed or Hedged Rate Maturity	$1,535,531	4.0	3.5%
Conventional - Variable Rate (2)	56,585	0.1	0.7%
Total Secured Rate Maturity	$1,592,116	3.9	3.4%
UNSECURED DEBT
Fixed Rate or Swapped	$1,873,399	5.1	4.0%
Variable Rate	59,000	0.1	1.3%
Total Unsecured Rate Maturity	$1,932,399	4.9	3.9%
TOTAL DEBT	$3,524,515	4.4	3.7%
TOTAL FIXED OR HEDGED DEBT	$3,408,930	4.6	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.6% of SIFMA for tax-free caps.

(2)	Includes $27.0 million of mortgages with an imbedded cap at a 7% all-in interest rate.

As of December 31, 2014, we had entered into interest rate swaps totaling a notional amount of $625.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $255.3 million as of December 31, 2014.

The following schedule outlines the contractual maturity dates of our outstanding debt as of December 31, 2014 (in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	Key Bank Unsecured	Other Secured	Other Unsecured	Total
2015	$105,785	$—	$71,490	$190,752	$368,027
2016	80,000	—	50,910	78,916	209,826
2017	80,000	59,000	63,040	168,157	370,197
2018	80,000	—	94,788	300,751	475,539
2019	—	—	558,559	20,000	578,559
Thereafter	91,115	—	316,429	1,114,823	1,522,367
Total	$436,900	$59,000	$1,155,216	$1,873,399	$3,524,515

The following schedule details the line limits, collateralized availability and the outstanding balances of our various borrowings as of December 31, 2014 (dollars in thousands):

	Line Limit	Amount Collateralized	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$451,315	$436,900	$436,900	5.1
Other Secured Borrowings	1,155,216	1,155,216	1,155,216	4.8
Unsecured Credit Facility	500,000	496,227	59,000	2.6
Other Unsecured Borrowings	1,873,399	1,873,399	1,873,399	5.1
Total Debt	$3,979,930	$3,961,742	$3,524,515	5.0

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt as of December 31, 2014 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged
2015	$250,543	$75,000	$325,543	5.3%	$51,813	$377,356
2016	114,629	—	114,629	5.2%	104,480	219,109
2017	131,196	300,000	431,196	2.2%	66,495	497,691
2018	145,521	250,000	395,521	2.9%	32,845	428,366
2019	558,559	—	558,559	5.7%	26,695	585,254
Thereafter	1,301,154	—	1,301,154	4.4%	—	1,301,154
Total	$2,501,602	$625,000	$3,126,602	4.3%	$282,328	$3,408,930

At December 31, 2014, we had secured credit facility relationships with Prudential Mortgage Capital which are credit enhanced by Fannie Mae and a $500.0 million bank unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $951.3 million with all but $18.2 million collateralized and available to borrow at December 31, 2014. We had total borrowings outstanding under these credit facilities of $495.9 million at December 31, 2014.

Secured Credit Facilities

We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $436.9 million of our outstanding debt through our Fannie Mae Facilities, as defined below, as of December 31, 2014.

The interest rate markets for Fannie Mae Discount Mortgage Backed Securities, or DMBS, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap effectiveness. Prudential Mortgage Capital, a Delegated Underwriting and Servicing, or DUS, lender for Fannie Mae, markets 90-day Fannie Mae DMBS monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us.

Approximately 12.4% of our outstanding obligations at December 31, 2014 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $451.3 million, of which $436.9 million was collateralized and available to borrow at December 31, 2014. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $436.9 million at December 31, 2014. Various Fannie Mae rate tranches of the Fannie Mae Facilities mature from 2015 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

On June 27, 2014, we paid off $198.2 million under our credit facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. As of December 31, 2014, we no longer had any borrowings outstanding through the Freddie Mac Facility.

Unsecured Credit Facilities

On August 7, 2013, our Operating Partnership entered into a $500.0 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This credit facility replaces our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of December 31, 2014, we had $59.0 million borrowed under this facility. This facility serves as our primary source of short term liquidity and has an accordion feature to expand its capacity to $800.0 million.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at December 31, 2014.

The $250.0 million Wells Fargo term loan bore interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time. The loan matures on August 1, 2018. On July 25, 2014, we repriced the Wells Fargo term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity date was not changed. As of December 31, 2014, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million U.S. Bank National Association term loan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and was set to mature on May 11, 2017. On October 1, 2014 we repriced the US Bank term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity was extended to March 1, 2020. As of December 31, 2014, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with Key Bank and J.P. Morgan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% and matures on March 1, 2017. As of December 31, 2014, this loan was bearing interest at a rate of LIBOR plus 1.35%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of December 31, 2014, we have approximately $1.0 billion of publicly issued bonds and $310 million of private placement notes. These notes are longer term in nature and usually mature within 5 to 12 years.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from 5 to 10 years in maturity. As of December 31, 2014, we have $1.1 billion of secured property mortgages.

For more information regarding our debt capital resources, see Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 6.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of December 31, 2014 (dollars in thousands):

Contractual Obligations (1)	2015	2016	2017	2018	2019	Thereafter	Total
Long-Term Debt Obligations (2)	$454,540	$205,949	$321,014	$431,046	$570,290	$1,541,676	$3,524,515
Fixed Rate or Swapped Interest (3)	98,528	84,281	72,842	63,588	54,824	163,772	537,835
Purchase Obligations (4)	786	—	—	—	—	—	786
Operating Lease Obligations	389	244	240	174	—	—	1,047
Total	$554,243	$290,474	$394,096	$494,808	$625,114	$1,705,448	$4,064,183

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 7.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At December 31, 2014, and 2013, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2014, we had a 25.0% ownership interest in the McKinney joint venture, which consists of undeveloped land.

As of December 31, 2014, we had a 33.3% ownership interest in the Land Title Building joint venture, which consists of 29,971 square feet of commercial space.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 14.

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

Impact of Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
This ASU requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt exists, the entity must disclose the principal conditions or events that raised the substantial doubt, management's evaluation of the significance of these conditions, and management's plan for alleviating the substantial doubt about the entity's ability to continue as a going concern.
This ASU is effective for annual periods ending after December 15, 2016; however, early adoption is permitted.
The Company is currently in the process of evaluating the impact of this ASU, but does not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

ASU 2014-09, Revenue from Contracts with Customers
This ASU establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.
This ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.
The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial condition and results of operations taken as a whole, but does not expect the impact to be material. The Company has not yet determined which method will be used for initial application.

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
This ASU raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.
This ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years; however, early adoption is permitted beginning in the first quarter of 2014.
We adopted this ASU on January 1, 2014. The adoption of this ASU required us to not classify certain disposals occurring during 2014 as discontinued operations.The 2014 dispositions did not qualify for discontinued operations treatment and therefore the gains on these properties are presented as a component of continuing operations for 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in interest rates on our borrowings. At December 31, 2014, 37.3% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our credit facilities, or tranches thereof, mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. Approximately 96.7% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments at December 31, 2014. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2015	2016	2017	2018	2019	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (1)	$260,557	$122,997	$87,794	$146,865	$566,638	$1,315,676	$2,500,527	$2,538,226
Average interest rate	5.21%	4.86%	4.12%	3.97%	3.73%	4.29%	4.26%
Variable Rate (1)	$193,984	$82,952	$383,377	$284,181	$3,652	$75,842	$1,023,988	$969,476
Average interest rate	1.26%	0.72%	1.26%	1.24%	0.87%	0.87%	1.18%
Interest Rate Swaps
Variable to Fixed	$75,000	$—	$300,000	$250,000	$—	$—	$625,000	$(13,392)
Average Pay Rate	4.41%	—%	1.08%	2.55%	—%	—%	2.07%
Interest Rate Cap
Variable to Fixed	$40,000	$89,280	$66,595	$32,945	$26,506	$—	$255,326	$78
Average Pay Rate	4.50%	4.88%	5.44%	4.86%	6.00%	—%	5.08%

(1) Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-68 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in MAA's 2015 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in MAA's 2015 Proxy Statement in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in MAA's 2015 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in MAA's 2015 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained in MAA's 2015 Proxy Statement in the section entitled “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2

Financial Statements of Mid-America Apartment Communities, Inc.:
	Consolidated Balance Sheets as of December 31, 2014, and 2013	F – 5
	Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012	F – 6
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	F – 7
	Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and 2012	F – 8
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	F – 9

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2014, and 2013	F-10
	Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012	F-11
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	F-12
	Consolidated Statements of Changes in Capital for the years ended December 31, 2014, 2013, and 2012	F-13
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	F-14

	Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013, and 2012	F-15

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2014	F – 57

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
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
4.21
Second Supplemental Indenture, dated as of June 13, 2014, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank national Association, including the form of 3.7500% Senior Notes due 2014 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference.

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

10.21
Note Purchase Agreement, dated as of July 29, 2011, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011 and incorporated herein by reference)

10.22
Term Loan Agreement by and among Mid-America Apartments L.P., KeyBank National Association and JPMorgan Securities, dated March 1, 2012 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10- Q filed on May 4, 2012 and incorporated herein by reference).

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

10.34†
Change of Control and Termination Agreement between the Registrant and Thomas L. Grimes, Jr., dated December 5, 2008 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 and incorporated herein by reference).

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

10.49
Underwriting Agreement dated June 10, 2014, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Jeffries LLC, as representatives of the several underwriters listed on Schedule 1 thereto (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2014 and incorporated herein by reference).

10.50
Mid-America Apartment Communities Non-Qualified Deferred Compensation Retirement Plan as Amended Effective January 1, 2005 (Filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.51†	Form of Change in Control and Termination Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).
10.52†
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement on form DEF 14A filed on April 16, 2014 and incorporated herein by reference).

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on February 24, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

† Management contract or compensatory plan or arrangement.

(b)	Exhibits:
See Item 15(a)(3) above.

(c)	Financial Statement Schedule:
See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 24, 2015	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 24, 2015	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2015	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 24, 2015	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 24, 2015	/s/ Ralph Horn
Ralph Horn Director

Date:	February 24, 2015	/s/ James K. Lowder
James K. Lowder Director

Date:	February 24, 2015	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 24, 2015	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 24, 2015	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 24, 2015	/s/ Harold W. Ripps
Harold W. Ripps Director

Date:	February 24, 2015	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 24, 2015	/s/ William B. Sansom
William B. Sansom Director

Date:	February 24, 2015	/s/ Gary Shorb
Gary Shorb Director

Date:	February 24, 2015	/s/ John W. Spiegel
John W. Spiegel Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 24, 2015	/s/ H. Eric Bolton, Jr.
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

Date:	February 24, 2015	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2015	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 24, 2015	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 24, 2015	/s/ Ralph Horn
Ralph Horn Director

Date:	February 24, 2015	/s/ James K. Lowder
James K. Lowder Director

Date:	February 24, 2015	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 24, 2015	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 24, 2015	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 24, 2015	/s/ Harold W. Ripps
Harold W. Ripps Director

Date:	February 24, 2015	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 24, 2015	/s/ William B. Sansom
William B. Sansom Director

Date:	February 24, 2015	/s/ Gary Shorb
Gary Shorb Director

Date:	February 24, 2015	/s/ John W. Spiegel
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

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2014 using the framework specified in Internal Control - Integrated Framework (2013 framework), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2015

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Partners
Mid-America Apartments, L.P.

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartments, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014, of Mid-America Apartment Communities, Inc. and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 24, 2015

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$907,598	$871,316
Buildings and improvements	6,763,978	6,366,701
Furniture, fixtures and equipment	212,850	199,573
Development and capital improvements in progress	80,772	166,048
	7,965,198	7,603,638
Less accumulated depreciation	(1,358,399)	(1,124,207)
	6,606,799	6,479,431

Undeveloped land	47,242	63,850
Corporate properties, net	7,988	7,523
Investments in real estate joint ventures	1,791	5,499
Real estate assets, net	6,663,820	6,556,303

Cash and cash equivalents	25,401	89,333
Restricted cash	28,181	44,361
Deferred financing costs, net	17,812	17,424
Other assets	57,041	91,637
Goodwill	2,321	4,106
Assets held for sale	36,452	38,761
Total assets	$6,831,028	$6,841,925

Liabilities and equity:
Liabilities:
Secured notes payable	$1,592,116	$1,790,935
Unsecured notes payable	1,932,399	1,681,783
Accounts payable	8,395	15,067
Fair market value of interest rate swaps	13,392	20,015
Accrued expenses and other liabilities	216,478	206,268
Security deposits	10,526	9,270
Total liabilities	3,773,306	3,723,338

Redeemable stock	5,911	5,050

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,267,675 and 74,830,726 shares issued and outstanding at December 31, 2014 and 2013, respectively (1)	752	747
Additional paid-in capital	3,619,270	3,599,549
Accumulated distributions in excess of net income	(729,086)	(653,593)
Accumulated other comprehensive (loss) income	(412)	108
Total MAA shareholders' equity	2,890,524	2,946,811
Noncontrolling interest	161,287	166,726
Total equity	3,051,811	3,113,537
Total liabilities and equity	$6,831,028	$6,841,925

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2014 and December 31, 2013 are 87,818 and 83,139, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	2014	2013	2012
Operating revenues:
Rental revenues	$899,124	$580,207	$436,658
Other property revenues	90,003	53,880	38,331
Total property revenues	989,127	634,087	474,989
Management fee income	169	647	899
Total operating revenues	989,296	634,734	475,888
Property operating expenses:
Personnel	101,550	68,246	54,355
Building repairs and maintenance	29,313	19,439	15,029
Real estate taxes and insurance	122,920	76,771	55,024
Utilities	55,245	34,085	25,941
Landscaping	19,889	13,245	10,447
Other operating	63,412	41,528	33,353
Depreciation and amortization	301,811	186,979	121,211
Total property operating expenses	694,140	440,293	315,360
Acquisition expense	2,388	1,393	1,581
Property management expenses	32,095	23,083	21,281
General and administrative expenses	20,909	15,569	13,762
Merger related expenses	3,152	32,403	—
Integration related expenses	8,395	5,102	—
Income from continuing operations before non-operating items	228,217	116,891	123,904
Interest and other non-property income	908	488	430
Interest expense	(119,464)	(75,915)	(57,937)
Loss on debt extinguishment/modification	(2,586)	(426)	(654)
Amortization of deferred financing costs	(4,489)	(3,063)	(3,552)
Net casualty loss after insurance and other settlement proceeds	(476)	(143)	(6)
Gain on sale of depreciable real estate assets excluded from discontinued operations	42,649	—	—
Gain on sale of non-depreciable real estate assets	350	—	45
Income before income tax expense	145,109	37,832	62,230
Income tax expense	(2,050)	(893)	(803)
Income from continuing operations before joint venture activity	143,059	36,939	61,427
Gain (loss) from real estate joint ventures	6,009	338	(223)
Income from continuing operations	149,068	37,277	61,204
Discontinued operations:
Income from discontinued operations before gain on sale	1,815	5,065	6,938
Net casualty gain after insurance and other settlement proceeds on discontinued operations	—	93	48
Gain on sale of discontinued operations	5,394	76,844	41,635
Consolidated net income	156,277	119,279	109,825
Net income attributable to noncontrolling interests	8,297	3,998	4,602
Net income available for MAA common shareholders	$147,980	$115,281	$105,223

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$1.88	$0.71	$1.43
Discontinued property operations	0.09	1.56	1.13
Net income available for common shareholders	$1.97	$2.27	$2.56

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$1.88	$0.70	$1.43
Discontinued property operations	0.09	1.55	1.13
Net income available for common shareholders	$1.97	$2.25	$2.56

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Consolidated net income	$156,277	$119,279	$109,825
Other Comprehensive Income:
Unrealized (loss) gain from the effective portion of derivative instruments	(12,335)	10,684	(8,411)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	11,785	16,370	20,113
Total Comprehensive Income	155,727	146,333	121,527
Less: comprehensive income attributable to noncontrolling interests	(8,267)	(4,890)	(6,510)
Comprehensive income attributable to MAA	$147,460	$141,443	$115,017

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Equity
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	Mid-America Apartment Communities, Inc. Shareholders
			Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Common Stock					Noncontrolling Interest	Total Equity	Redeemable Stock
	Shares	Amount
EQUITY BALANCE DECEMBER 31, 2011	38,894	$389	$1,375,623	$(621,833)	$(35,848)	$25,131	$743,462	$4,037
Comprehensive income:
Net income				105,223		4,602	109,825
Other comprehensive income - derivative instruments (cash flow hedges)					9,794	1,908	11,702
Issuance and registration of common shares	3,174	31	196,295				196,326	546
Shares repurchased and retired	(31)	—	(1,990)				(1,990)
Exercise of stock options	—	—	—				—
Shares issued in exchange for units	206	2	3,457			(3,459)	—
Redeemable stock fair market value				(130)			(130)	130
Adjustment for Noncontrolling Interest Correction			(27,032)	24,870		2,162	—
Adjustment for Noncontrolling Interest Ownership in operating partnership			(5,587)			5,587	—
Amortization of unearned compensation			2,233				2,233
Dividends on common stock ($2.6750 per share)				(111,445)			(111,445)
Dividends on noncontrolling interest units ($2.6750 per unit)						(4,873)	(4,873)
EQUITY BALANCE DECEMBER 31, 2012	42,243	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110	$4,713
Comprehensive income:
Net income				115,281		3,998	119,279
Other comprehensive income - derivative instruments (cash flow hedges)					26,162	892	27,054
Issuance and registration of common shares	32,325	325	2,026,913			161,069	2,188,307	692
Shares repurchased and retired	(10)	—	(702)				(702)
Exercise of stock options	111	—	6,212				6,212
Shares issued in exchange for units	79	—	2,519			(2,519)	—
Redeemable stock fair market value				355			355	(355)
Adjustment for Noncontrolling Interest Correction			—	—		—	—
Adjustment for Noncontrolling Interest Ownership in operating partnership			19,340			(19,340)	—
Amortization of unearned compensation			2,268				2,268
Dividends on common stock ($2.8150 per share)				(165,914)			(165,914)
Dividends on noncontrolling interest units ($2.8150 per unit)						(8,432)	(8,432)
EQUITY BALANCE DECEMBER 31, 2013	74,748	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537	$5,050
Comprehensive income:
Net income				147,980		8,297	156,277
Other comprehensive income - derivative instruments (cash flow hedges)					(520)	(30)	(550)
Issuance and registration of common shares	138	2	1,040			—	1,042	874
Shares repurchased and retired	(12)	—	(465)				(465)
Exercise of stock options	270	3	12,242				12,245
Shares issued in exchange for units	36	—	1,419			(1,419)	—
Shares issued in exchange for redeemable stock			998				998	(998)
Redeemable stock fair market value				(985)			(985)	985
Adjustment for Noncontrolling Interest Ownership in operating partnership			(144)			144	—
Amortization of unearned compensation			4,631				4,631
Dividends on common stock ($2.9600 per share)				(222,488)			(222,488)
Dividends on noncontrolling interest units ($2.9600 per unit)						(12,431)	(12,431)
EQUITY BALANCE DECEMBER 31, 2014	75,180	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811	$5,911

Mid-America Apartment Communities, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$156,277	$119,279	$109,825
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(27)	(35)	(31)
Depreciation and amortization	306,233	192,736	132,195
Stock compensation expense	4,226	2,268	2,233
Redeemable stock issued	874	692	546
Amortization of debt premium	(25,771)	(8,933)	(767)
(Gain) loss from investments in real estate joint ventures	(3,142)	(338)	223
Loss on debt extinguishment	2,586	426	1,012
Derivative interest (credit) expense	(3,084)	911	827
Settlement of forward swaps	(3,625)	9,617	—
Gain on sale of non-depreciable real estate assets	(350)	—	(45)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(42,649)	—	—
Gain on sale of discontinued operations	(5,394)	(76,844)	(41,635)
Net casualty loss (gain) and other settlement proceeds	476	50	(42)
Changes in assets and liabilities:
Restricted cash	(8,704)	(11,844)	554
Other assets	2,013	59,032	(1,395)
Accounts payable	(3,348)	(48,674)	2,495
Accrued expenses and other	6,291	19,890	4,613
Security deposits	1,244	147	359
Net cash provided by operating activities	384,126	258,380	210,967
Cash flows from investing activities:
Purchases of real estate and other assets	(309,174)	(139,199)	(312,001)
Normal capital improvements	(90,201)	(53,439)	(47,222)
Construction capital and other improvements	(7,998)	(4,148)	(3,636)
Renovations to existing real estate assets	(21,089)	(11,008)	(14,420)
Development	(70,788)	(53,042)	(73,991)
Distributions from real estate joint ventures	15,964	9,768	12,164
Contributions to real estate joint ventures	—	(268)	(218)
Proceeds from disposition of real estate assets	254,638	128,978	110,101
Return (funding) of escrow for future acquisitions	24,884	(24,884)	—
Cash acquired in connection with Colonial merger	—	63,454	—
Net cash used in investing activities	(203,764)	(83,788)	(329,223)
Cash flows from financing activities:
Net change in credit lines	(157,184)	(308,000)	(320,064)
Proceeds from notes payable	396,855	347,759	325,000
Principal payments on notes payable	(260,347)	(11,103)	(12,944)
Payment of deferred financing costs	(4,992)	(6,933)	(3,616)
Repurchase of common stock	(465)	(702)	(1,990)
Proceeds from issuances of common shares	1,042	25,680	196,325
Exercise of stock options	12,245	6,212	—
Distributions to noncontrolling interests	(12,290)	(6,550)	(4,948)
Dividends paid on common shares	(219,158)	(140,697)	(107,749)
Net cash (used in) provided by financing activities	(244,294)	(94,334)	70,014
Net (decrease) increase in cash and cash equivalents	(63,932)	80,258	(48,242)
Cash and cash equivalents, beginning of period	89,333	9,075	57,317
Cash and cash equivalents, end of period	$25,401	$89,333	$9,075

Supplemental disclosure of cash flow information:
Interest paid	$146,202	$83,628	$60,950
Income taxes paid	$1,596	$803	$727
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$1,419	$2,519	$3,459
Accrued construction in progress	$6,626	$10,165	$3,449
Interest capitalized	$1,722	$2,089	$2,318
Marked-to-market adjustment on derivative instruments	$6,159	$26,143	$10,875
Fair value adjustment on debt assumed	$5,284	$86,671	$2,578
Loan assumption	$93,049	$707,716	$30,290
Purchase price for Colonial merger	$—	$2,162,876	$—
 See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands, except unit data)

	December 31, 2014	December 31, 2013
Assets:
Real estate assets:
Land	$907,598	$871,316
Buildings and improvements	6,763,978	6,366,701
Furniture, fixtures and equipment	212,850	199,573
Development and capital improvements in progress	80,772	166,048
	7,965,198	7,603,638
Less accumulated depreciation	(1,358,399)	(1,124,207)
	6,606,799	6,479,431

Undeveloped land	47,242	63,850
Corporate properties, net	7,988	7,523
Investments in real estate joint ventures	1,791	5,499
Real estate assets, net	6,663,820	6,556,303

Cash and cash equivalents	25,401	89,333
Restricted cash	28,181	44,361
Deferred financing costs, net	17,812	17,424
Other assets	57,041	91,637
Goodwill	2,321	4,106
Assets held for sale	36,452	38,761
Total assets	$6,831,028	$6,841,925

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,592,116	$1,790,935
Unsecured notes payable	1,932,399	1,681,783
Accounts payable	8,395	15,067
Fair market value of interest rate swaps	13,392	20,015
Accrued expenses and other liabilities	216,478	206,268
Security deposits	10,526	9,270
Due to general partner	19	19
Total liabilities	3,773,325	3,723,357

Redeemable units	5,911	5,050

Capital:
General partner: 75,267,675 OP Units outstanding at December 31, 2014 and 74,830,726 OP Units outstanding at December 31, 2013 (1)	2,890,858	2,946,598
Limited partners: 4,191,152 OP Units outstanding at December 31, 2014 and 4,227,384 OP Units outstanding at December 31, 2013 (1)	161,310	166,746
Accumulated other comprehensive (loss) income	(376)	174
Total capital	3,051,792	3,113,518
Total liabilities and capital	$6,831,028	$6,841,925

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at December 31, 2014 and December 31, 2013 are 87,818 and 83,139, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Operations
Years ended December 31, 2014, 2013, and 2012
(Dollars in thousands, except per unit data)

	2014	2013	2012
Operating revenues:
Rental revenues	$899,124	$580,207	$436,658
Other property revenues	90,003	53,880	38,331
Total property revenues	989,127	634,087	474,989
Management fee income	169	647	899
Total operating revenues	989,296	634,734	475,888
Property operating expenses:
Personnel	101,550	68,246	54,355
Building repairs and maintenance	29,313	19,439	15,029
Real estate taxes and insurance	122,920	76,771	55,024
Utilities	55,245	34,085	25,941
Landscaping	19,889	13,245	10,447
Other operating	63,412	41,528	33,353
Depreciation and amortization	301,811	186,979	121,211
Total property operating expenses	694,140	440,293	315,360
Acquisition expense	2,388	1,393	1,581
Property management expenses	32,095	23,083	21,281
General and administrative expenses	20,909	15,569	13,762
Merger related expenses	3,152	32,403	—
Integration related expenses	8,395	5,102	—
Income from continuing operations before non-operating items	228,217	116,891	123,904
Interest and other non-property income	908	488	430
Interest expense	(119,464)	(75,915)	(57,937)
Loss on debt extinguishment/modification	(2,586)	(426)	(654)
Amortization of deferred financing costs	(4,489)	(3,063)	(3,552)
Net casualty loss after insurance and other settlement proceeds	(476)	(143)	(6)
Gain on sale of depreciable real estate assets excluded from discontinued operations	42,649	—	—
Gain on sale of non-depreciable real estate assets	350	—	45
Income before income tax expense	145,109	37,832	62,230
Income tax expense	(2,050)	(893)	(803)
Income from continuing operations before joint venture activity	143,059	36,939	61,427
Gain (loss) from real estate joint ventures	6,009	338	(223)
Income from continuing operations	149,068	37,277	61,204
Discontinued operations:
Income from discontinued operations before gain on sale	1,815	4,654	6,153
Net casualty gain after insurance and other settlement proceeds on discontinued operations	—	93	48
Gain on sale of discontinued operations	5,394	65,520	41,635
Net income available for Mid-America Apartments, L.P. common unitholders	$156,277	$107,544	$109,040

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$1.88	$0.70	$1.43
Income from discontinued operations available for common unitholders	0.09	1.32	1.11
Net income available for common unitholders	$1.97	$2.02	$2.54

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$1.88	$0.70	$1.43
Income from discontinued operations available for common unitholders	0.09	1.32	1.11
Net income available for common unitholders	$1.97	$2.02	$2.54

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Consolidated net income	$156,277	$107,544	$109,040
Other comprehensive income:
Unrealized (loss) gain from the effective portion of derivative instruments	(12,335)	10,684	(8,411)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	11,785	16,370	20,113
Comprehensive income attributable to Mid-America Apartments, L.P.	$155,727	$134,598	$120,742

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Changes in Capital
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per unit data)

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital	Redeemable Units
CAPITAL BALANCE DECEMBER 31, 2011	$37,079	$739,657	$(38,579)	$738,157	$4,037
Net income	4,697	104,343		109,040
Other comprehensive income - derivative instruments (cash flow hedges)			11,698	11,698
Issuance of units	—	196,326		196,326	546
Units repurchased and retired		(1,990)		(1,990)
Exercise of unit options		—		—
General partner units issued in exchange for limited partner units	(3,459)	3,459		—
Redeemable units fair market value adjustment		(130)		(130)	130
Adjustment for limited partners' capital at redemption value	4,710	(4,719)		(9)
Amortization of unearned compensation		2,233		2,233
Distributions ($2.6750 per unit)	(4,873)	(111,445)		(116,318)
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007	$4,713
Net income	3,979	103,565		107,544
Other comprehensive income - derivative instruments (cash flow hedges)			27,055	27,055
Issuance of units	161,069	2,027,237		2,188,306	692
Units repurchased and retired		(702)		(702)
Exercise of unit options		6,212		6,212
General partner units issued in exchange for limited partner units	(2,519)	2,519		—
Redeemable units fair market value adjustment		355		355	(355)
Adjustment for limited partners' capital at redemption value	(25,505)	43,324		17,819
Amortization of unearned compensation		2,268		2,268
Distributions ($2.8150 per unit)	(8,432)	(165,914)		(174,346)
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518	$5,050
Net income	8,297	147,980		156,277
Other comprehensive income - derivative instruments (cash flow hedges)			(550)	(550)
Issuance of units	—	1,042		1,042	874
Units repurchased and retired		(465)		(465)
Exercise of unit options		12,245		12,245
General partner units issued in exchange for limited partner units	(1,419)	1,419		—
Units issued in exchange for redeemable units		998		998	(998)
Redeemable units fair market value adjustment		(985)		(985)	985
Adjustment for limited partners' capital at redemption value	117	(117)		—
Amortization of unearned compensation		4,631		4,631
Distributions ($2.9600 per unit)	(12,431)	(222,488)		(234,919)
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792	$5,911

Mid-America Apartments, L.P.
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$156,277	$107,544	$109,040
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(27)	(35)	(31)
Depreciation and amortization	306,233	192,500	131,642
Stock compensation expense	4,226	2,268	2,233
Redeemable units issued	874	692	546
Amortization of debt premium	(25,771)	(8,933)	(767)
(Gain) loss from investments in real estate joint ventures	(3,142)	(338)	223
Loss on debt extinguishment	2,586	426	1,012
Derivative interest (credit) expense	(3,084)	912	823
Settlement of forward swaps	(3,625)	9,617	—
Gain on sale of non-depreciable real estate assets	(350)	—	(45)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(42,649)	—	—
Gain on sale of discontinued operations	(5,394)	(65,520)	(41,635)
Net casualty loss (gain) and other settlement proceeds	476	50	(42)
Changes in assets and liabilities:
Restricted cash	(8,704)	(11,843)	554
Other assets	2,013	58,904	(1,430)
Accounts payable	(3,348)	(48,641)	2,468
Accrued expenses and other	6,291	20,135	4,738
Security deposits	1,244	166	355
Net cash provided by operating activities	384,126	257,904	209,684
Cash flows from investing activities:
Purchases of real estate and other assets	(309,174)	(139,199)	(312,001)
Normal capital improvements	(90,201)	(53,357)	(46,775)
Construction capital and other improvements	(7,998)	(4,148)	(3,636)
Renovations to existing real estate assets	(21,089)	(11,008)	(14,420)
Development	(70,788)	(53,042)	(73,991)
Distributions from real estate joint ventures	15,964	9,768	12,164
Contributions to real estate joint ventures	—	(268)	(218)
Proceeds from disposition of real estate assets	254,638	112,293	110,101
Return (funding) of escrow for future acquisitions	24,884	(24,884)	—
Cash acquired in connection with Colonial merger	—	63,454	—
Net cash used in investing activities	(203,764)	(100,391)	(328,776)
Cash flows from financing activities:
Advances from general partner	—	17,220	812
Net change in credit lines	(157,184)	(308,000)	(320,064)
Proceeds from notes payable	396,855	347,759	325,000
Principal payments on notes payable	(260,347)	(11,103)	(12,944)
Payment of deferred financing costs	(4,992)	(6,933)	(3,616)
Repurchase of common units	(465)	(702)	(1,990)
Proceeds from issuances of common units	1,042	25,680	196,325
Exercise of unit options	12,245	6,212	—
Distributions paid on common units	(231,448)	(147,247)	(112,697)
Net cash (used in) provided by financing activities	(244,294)	(77,114)	70,826
Net (decrease) increase in cash and cash equivalents	(63,932)	80,399	(48,266)
Cash and cash equivalents, beginning of period	89,333	8,934	57,200
Cash and cash equivalents, end of period	$25,401	$89,333	$8,934

Supplemental disclosure of cash flow information:
Interest paid	$146,202	$83,628	$60,950
Income taxes paid	$1,596	$803	$727
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$6,626	$10,165	$3,449
Interest capitalized	$1,722	$2,089	$2,318
Marked-to-market adjustment on derivative instruments	$6,159	$26,143	$10,875
Fair value adjustment on debt assumed	$5,284	$86,671	$2,578
Loan assumption	$93,049	$707,716	$30,290
Purchase price for Colonial merger	$—	$2,162,876	$—
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Consolidated Financial Statements
Years ended December 31, 2014, 2013, and 2012

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

As of December 31, 2014, MAA owned 75,267,675 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the notes to the consolidated financial statements of MAA and MAALP results in the following benefits:

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

Organization and Formation of Mid-America Apartment Communities, Inc.

On October 1, 2013, MAA completed a merger with Colonial Properties Trust, or Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of MAALP, merged with and into Colonial Realty Limited Partnership, or Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the agreement and plan of merger entered into on June 3, 2013 among MAA, our Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in MAALP at the 0.36 conversion rate.

The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, going forward. See further discussion surrounding the Merger in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 2.

We owned and operated 268 apartment communities principally through the Operating Partnership, as of December 31, 2014. As of December 31, 2014, MAA also owned a 25.00% interest in an unconsolidated real estate joint venture consisting of undeveloped land and a 33.30% interest in an unconsolidated real estate joint venture consisting of one commercial property.

As of December 31, 2014, we had two development communities under construction totaling 514 units, with 48 units completed. Total expected costs for the development projects are $73.1 million, of which $60.8 million has been incurred to date. We expect to complete construction on one project by the first quarter of 2015 and on the other project by the second quarter of 2015. Five of our multifamily properties include retail components with approximately 163,000 square feet of gross leasable area. We also have two wholly owned commercial properties, which we acquired through our merger with Colonial, with approximately 263,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made. In the 2013 Form 10-K, we reported approximately $6.2 million of cash proceeds from stock option exercises within Cash flows from operating activities for the twelve months ended December 31, 2013. This line has been reclassified to Cash flows from financing activities for the twelve months ended December 31, 2013, presented in the Statement of Cash Flows included in this Form 10-K.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 95% to 100% of all consolidated subsidiaries. The consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition and Real Estate Sales

We primarily lease multifamily residential apartments under operating leases generally with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt.

We record gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, we remove the assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes.

Rental Costs

Costs associated with rental activities, including advertising costs, are expensed as incurred. Advertising expenses were approximately $12.4 million, $9.5 million, and $8.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Discontinued Operations

Prior to our January 2014 adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, properties sold during the year or those classified as held-for-sale at the end of a reporting period were classified as discontinued operations in accordance with accounting standards governing financial statement presentation. Subsequent to our adoption of this ASU on January 1, 2014, only dispositions representing significant changes in operating strategy are classified as discontinued operations. Once a property is classified as held-for-sale, depreciation is no longer recognized.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings within a development, amounts representing the completed building's portion of total estimated development costs for the project are transferred to land, buildings, and furniture, fixtures and equipment as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total interest capitalized during the years ended December 31, 2014, 2013 and 2012 was approximately $1.7 million, $2.1 million, and $2.3 million, respectively. Indirect costs other than interest that we capitalized included capitalized salaries of $1.7 million, $0.4 million, and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, and real estate taxes of $0.2 million, $0.3 million, and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

For residential leases, the fair value of the in-place leases and resident relationships is then amortized over 6 months, the estimated remaining term of the resident leases. For commercial leases, the fair value of in-place leases and resident relationships is amortized over the remaining term of the commercial leases. The amount of lease intangibles included in Other assets totaled $4.6 million, $50.3 million, and $1.6 million as of December 31, 2014, 2013, and 2012, respectively. Accumulated amortization for these leases totaled $1.8 million, $21.9 million, and $1.0 million as of December 31, 2014, 2013 and 2012, respectively. The amortization recorded as depreciation and amortization expense was $24.5 million, $23.5 million, and $3.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated aggregate future amortization expense is approximately $1.7 million, $0.3 million, $0.2 million, $0.1 million, and $0.0 million for the years ended December 31, 2015, 2016, 2017, 2018, and 2019, respectively.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment of goodwill in the three year period ended December 31, 2014.
Goodwill decreased from $4.1 million at December 31, 2013 to $2.3 million at December 31, 2014 as a result of the disposition of the Greenbrook apartment community on July 10, 2014.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

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

Cash and Cash Equivalents

We consider cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits required to be held separately, escrow deposits held by lenders for property taxes, insurance, debt service, and replacement reserves, and exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code. 1031(b) exchanges are treated as investing activities in the Statement of Cash Flows.

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

Other Assets

Other assets consist primarily of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, the value of derivative contracts and other prepaid expenses including prepaid insurance and prepaid interest. Also included in other assets are the fair market value of in place leases, which totaled $4.6 million, $50.3 million, and $1.6 million as of December 31, 2014, 2013, and 2012, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, other accrued expenses payable, and unearned income. Significant accruals include accrued dividends payable of $61.2 million, $57.7 million and $30.6 million at December 31, 2014, 2013 and 2012, respectively, accrued real estate taxes of $56.8 million, $40.4 million and $27.9 million at December 31, 2014, 2013 and 2012, respectively, and accrued interest payable of $17.8 million, $18.1 million, and $7.5 million at December 31, 2014, 2013, and 2012, respectively.

Self Insurance

We are self insured for workers' compensation claims up to $500,000 and for general liability claims up to $100,000. Claims exceeding these amounts are insured by a third party. We accrue for expected liabilities less than $500,000 for workers' compensation based on a third party actuarial estimate of ultimate losses and we also accrue for expected general liability claims less than $100,000 based on a third party actuarial estimate of ultimate losses.

Income Taxes

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, beginning with the taxable year ended December 31, 1994, and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA's ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States Federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (at the corporate and shareholder levels) that generally results from an investment in a corporation.

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

The TRS accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, at December 31, 2014, net of the valuation allowance, the net deferred tax assets were reduced to zero.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. As of December 31, 2014, we did not have any unrecognized tax benefits, and we do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The income tax expense line item shown in the Statement of Operations represents the Texas-based margin tax for all Texas properties.

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

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Notes 7 and 8 for further discussion.

For more information on our critical accounting policies see discussions in Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
This ASU requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt exists, the entity must disclose the principal conditions or events that raised the substantial doubt, management's evaluation of the significance of these conditions, and management's plan for alleviating the substantial doubt about the entity's ability to continue as a going concern.
This ASU is effective for annual periods ending after December 15, 2016; however, early adoption is permitted.
The Company is currently in the process of evaluating the impact of this ASU, but does not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

ASU 2014-09, Revenue from Contracts with Customers
This ASU establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.
This ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.
The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial condition and results of operations taken as a whole, but does not expect the impact to be material. The Company has not yet determined which method will be used for initial application.

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
This ASU raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.
This ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years; however, early adoption is permitted beginning in the first quarter of 2014.
We adopted this ASU on January 1, 2014. The adoption of this ASU required us to not classify certain disposals occurring during 2014 as discontinued operations. The 2014 dispositions did not qualify for discontinued operations treatment and therefore the gains on these properties are presented as a component of continuing operations for 2014. No historical information changed as a result of the adoption of this ASU.

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

The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date. The following final purchase price allocation was based on our valuation as well as estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed.

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

We incurred merger and integration related expenses of $11.5 million for the year ended December 31, 2014. These amounts were expensed as incurred and are included in the Consolidated Statement of Operations in the items titled Merger related expenses, primarily consisting of severance, legal, and professional costs and Integration related expenses, primarily consisting of temporary systems, staffing, and facilities costs.

The allocation of fair values of the assets acquired and liabilities assumed has changed by an immaterial amount from the allocation reported in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014. The changes were based on information concerning the subject assets and liabilities that was not yet known at the time of the 10-K filing. These adjustments did not have a material impact on the purchase price allocation, the consolidated Balance Sheets, or the results of operations.

3.    EARNINGS PER COMMON SHARE OF MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the years ended December 31, 2014, 2013, and 2012, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Years ended December 31,
	2014		2013	2012
Shares Outstanding
Weighted average common shares - basic	74,982		50,677	41,039
Weighted average partnership units outstanding	—	(1)	2,351	1,834
Effect of dilutive securities	—	(2)	88	64
Weighted average common shares - diluted	74,982		53,116	42,937

Calculation of Earnings per Share - basic
Income from continuing operations	$149,068		$37,277	$61,204
Income from continuing operations attributable to noncontrolling interests	(7,913)		(1,131)	(2,414)
Income from continuing operations allocated to unvested restricted shares	(275)		(34)	(53)
Income from continuing operations available for common shareholders, adjusted	$140,880		$36,112	$58,737

Income from discontinued operations	$7,209		$82,002	$48,621
Income from discontinued operations attributable to noncontrolling interest	(384)		(2,867)	(2,188)
Income from discontinued operations allocated to unvested restricted shares	(13)		(74)	(41)
Income from discontinued operations available for common shareholders, adjusted	$6,812		$79,061	$46,392

Weighted average common shares - basic	74,982		50,677	41,039
Earnings per share - basic	$1.97		$2.27	$2.56

Calculation of Earnings per Share - diluted
Income from continuing operations	$149,068		$37,277	$61,204
Income from continuing operations attributable to noncontrolling interests	(7,913)	(1)	—	—
Income from continuing operations allocated to unvested restricted shares	(275)	(2)	—	—
Income from continuing operations available for common shareholders, adjusted	$140,880		$37,277	$61,204

Income from discontinued operations	$7,209		$82,002	$48,621
Income from discontinued operations attributable to noncontrolling interest	(384)	(1)	—	—
Income from discontinued operations allocated to unvested restricted shares	(13)	(2)	—	—
Income from discontinued operations available for common shareholders, adjusted	$6,812		$82,002	$48,621

Weighted average common shares - diluted	74,982		53,116	42,937
Earnings per share - diluted	$1.97		$2.25	$2.56

(1) 4.2 million operating partnership units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculation as they are not dilutive.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the years ended December 31, 2014, 2013, and 2012 is presented below:

(dollars and units in thousands, except per unit amounts)	Years ended December 31,
	2014		2013	2012
Units Outstanding
Weighted average common units - basic	79,188		53,075	42,911
Effect of dilutive securities	—	(1)	88	64
Weighted average common units - diluted	79,188		53,163	42,975

Calculation of Earnings per Unit - basic
Income from continuing operations	$149,068		$37,277	$61,204
Income from continuing operations allocated to unvested restricted shares	(275)		(33)	(53)
Income from continuing operations available for common unitholders, adjusted	$148,793		$37,244	$61,151

Income from discontinued operations	$7,209		$70,267	$47,836
Income from discontinued operations allocated to unvested restricted shares	(13)		(62)	(41)
Income from discontinued operations available for common unitholders, adjusted	$7,196		$70,205	$47,795

Weighted average common units - basic	79,188		53,075	42,911
Earnings per unit - basic:	$1.97		$2.02	$2.54

Calculation of Earnings per Unit - diluted
Income from continuing operations	$149,068		$37,277	$61,204
Income from continuing operations allocated to unvested restricted shares	(275)	(1)	—	—
Income from continuing operations available for common unitholders, adjusted	$148,793		$37,277	$61,204

Income from discontinued operations	$7,209		$70,267	$47,836
Income from discontinued operations allocated to unvested restricted shares	(13)	(1)	—	—
Income from discontinued operations available for common unitholders, adjusted	$7,196		$70,267	$47,836

Weighted average common units - diluted	79,188		53,163	42,975
Earnings per unit - diluted:	$1.97		$2.02	$2.54

(1) 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per unit calculations as they are not dilutive.

5.    STOCK BASED COMPENSATION

Overview

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

MAA’s stock compensation plans consist of an employee stock purchase plan and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2013 Stock Incentive Plan, as amended, which was originally approved at the September 27, 2013 Shareholders Meeting. This plan replaced the 2004 Stock Plan which had replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of October 31, 2013. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allowed for the grant of restricted stock and stock options up to a total of 500,000 shares. The 2013 Stock Incentive Plan allows for the grant of restricted stock and stock options up to 625,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders.

Compensation expense is generally recognized for service based restricted stock awards using the straight-line method over the vesting period of the shares regardless of cliff or ratable vesting distinctions. Compensation expense for market and performance based restricted stock awards is generally recognized using the accelerated amortization method with each vesting tranche valued as a separate award, with a separate vesting date, consistent with the estimated value of the award at each period end. Additionally, we adjust compensation expense for estimated and actual forfeitures for all awards. Compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period. MAA presents stock compensation expense in the Consolidated Statements of Operations on the line labeled “General and administrative expenses”.

Total compensation costs under the Plans were approximately $5.2 million, $2.7 million and $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Of these amounts, total compensation costs capitalized under the Plans were approximately $431,000, $17,000, and $17,000 for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the total unrecognized compensation cost related to the Plans was approximately $8.5 million. This cost is expected to be recognized over the remaining weighted average period of 1.4 years. Total cash paid for the settlement of plan shares totaled $0.6 million, $0.4 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Information concerning grants under the Plans is listed below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, performance condition, or market condition, or a combination thereof, and vests ratably over a period from 1 year to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as FFO targets and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013, and 2012, was $62.40, $64.30, and $63.16, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Risk free rate - minimum	0.02%	0.07%	—%
Risk free rate - maximum	0.80%	0.17%	0.17%
Dividend yield	4.755%	4.269%	4.19%
Volatility - minimum	18.31%	16.40%	31.17%
Volatility - maximum	20.48%	20.92%	29.65%
Service period	3 years	4 years	4 years

The risk free rate was based on a zero coupon risk-free rate. The minimum risk free rate was based on a period of 0.25 years for the years ended December 31, 2014, 2013, and 2012. The maximum risk free rate was based on a period of 3 years, 1 year, and 1 year for the years ended December 31, 2014, 2013, and 2012, respectively. The dividend yield was based on the closing stock price of MAA stock on the date of grant. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns, and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. The minimum volatility was based on a period of 1 year for the years ended December 31, 2014, 2013, and 2012. The maximum volatility was based on a period of 3 years, 2 years, and 2 years for the years ended December 31, 2014, 2013, and 2012, respectively. The requisite service period is based on the criteria for the separate programs according to the vesting schedule. Turnover is based on the historical experience for the key managers and executive officers, and is used in estimating forfeitures.

A summary of the status of the nonvested restricted shares as of December 31, 2014, and the changes for the year ended December 31, 2014, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	73,715	$62.50
Issued	116,925	63.72
Vested	(42,989)	63.27
Forfeited	(2,602)	62.99
Nonvested at December 31, 2014	145,049	$63.25

The total fair value of shares vesting during the years ended December 31, 2014, 2013, and 2012 was approximately $2.7 million, $1.6 million, and $4.3 million, respectively.

Stock Options

In general, stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years. Stock options exercised result in new common shares being issued on the open market by the Company. The fair value of stock option awards is determined using the Black-Scholes valuation model. The weighted average grant date fair value of stock option awards granted during the year ended December 31, 2013 was $11.77 per option. No stock options were granted during the years ended December 31, 2014 and 2012.

The following is a summary of the key assumptions used in the Black-Scholes valuation calculations for stock options granted during the year ended December 31, 2013:

2013
Term - minimum	0.25 years
Term - maximum	5.50 years
Risk free rate - minimum	0.02%
Risk free rate - maximum	1.55%
Dividend yield	4.21%
Volatility - minimum	15.60%
Volatility - maximum	46.29%

The term represents an estimate of the period of time options are expected to remain outstanding. The U.S. Treasury bill rate, which approximated the expected life of the option, was used to represent the risk-free rate. The current dividend yield at the time of grant was used to estimate the dividend yield over the life of the option. Volatility is based on the actual changes in the market value of MAA’s stock and is calculated using daily market value changes from the date of grant over a past period equal to the expected life of the stock options. Turnover is based on the historical rate at which options are exercised, and is used in estimating forfeitures.

A summary of the status of the stock options as of December 31, 2014 and the changes for the year ended December 31, 2014 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	356,143	$56.69
Granted	—	—
Exercised	(270,459)	48.86
Expired	(11,230)	75.96
Outstanding at December 31, 2014	74,454	$82.23

Of the 74,454 options outstanding at December 31, 2014, 67,112 were exercisable with a weighted average exercise price of $84.96, an intrinsic value of $492,000, and a weighted average remaining term of 2.4 years. The intrinsic value of the 74,454 options outstanding at December 31, 2014 was $620,000 with a weighted average remaining term of 2.6 years. The intrinsic value of options exercised during the year ended December 31, 2014 was $5.7 million. Cash received from the exercise of stock options for the years ended December 31, 2014, 2013, and 2012 was $12.2 million, $6.2 million, and $0, respectively.

6.    BORROWINGS

The weighted average interest rate at December 31, 2014 for the $3.52 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.9% on $3.47 billion of debt outstanding at December 31, 2013. The Company utilizes both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as Company-wide secured and unsecured credit facilities. The Company utilizes fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2014, the Company had $56.6 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional, secured variable rate debt outstanding at an average interest rate of 0.7%, $192.0 million of capped conventional, secured variable rate debt at an average interest rate of 1.1%, and $90.3 million of capped tax-free variable rate debt at an average rate of 0.9%. The interest rate on all other secured debt, totaling $1.3 billion, was hedged or fixed at an average interest rate of 4.1%. Additionally, the Company had $1.9 billion of senior unsecured notes and term loans fixed at an average interest rate of 4.0% and a $500 million variable rate credit facility with an average interest rate of 1.3% with $59 million borrowed at December 31, 2014.

Credit Facilities

The Company maintains a total of $451.3 million of secured credit facilities with Prudential Mortgage Capital, which are credit enhanced by Fannie Mae, or Fannie Mae Facilities. The Fannie Mae Facilities provide for both fixed and variable rate borrowings and have Fannie Mae rate tranches with maturities from 2015 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facilities, plus a fee of 0.49% to 0.67%. Borrowings under the Fannie Mae Facilities totaled $436.9 million at December 31, 2014, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $386.9 million under the variable rate portion of the facility at an average rate of 0.8%. The available borrowing capacity at December 31, 2014, was $436.9 million. Commitment fees related to our unused Fannie Mae Facilities totaled $0.4 million for the year ended December 31, 2014. The Company has two interest rate swap agreements, totaling a notional amount of $75 million designed to fix the interest rate on a portion of the variable rate borrowings outstanding under the Fannie Mae Facilities at approximately 4.1%. Both of the interest rate swaps mature in 2015. The swaps are highly effective and are designated as cash flow hedges. The Company has also entered into 20 interest rate caps totaling a notional amount of $255.3 million which are designed to cap a portion of the Fannie Mae Facilities. These interest rate caps have maturities between 2015 and 2019 with fourteen set at 6.0%, five set at 4.5%, and one set at 5.0%. The Fannie Mae Facilities are subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

The Company had a $200 million credit facility with Freddie Mac that matured in June 2014. As of December 31, 2014, the Company has no borrowings under this facility.

The Company also maintains a $500.0 million unsecured credit facility with fourteen banks led by Key Bank National Association (Key Bank). This credit facility includes an expansion option up to $800.0 million. The Key Bank Credit Line bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on a investment grade pricing grid and is currently bearing interest at 1.27%. This credit line expires in August 2017 with two six month extension options. At December 31, 2014, the Company had $496.2 million available to be borrowed under the Key Bank Line agreement with $59.0 million borrowed under this facility. Approximately $3.8 million of the facility is used to support letters of credit. Commitment fees related to this facility totaled $1.0 million for the year ended December 31, 2014.

Each of the Company's credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If the Company were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect the Company's liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if the Company were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of the Company's lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of the Company's lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities. Any such event could have a material adverse effect. The Company believes it was in compliance with these covenants and conditions on usage at December 31, 2014.

Secured Property Mortgages

At December 31, 2014, the Company had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019 as well as a total of $27.0 million of variable rate mortgages with an embedded cap rate of 7.0% at an average interest rate of 3.4% with a maturity in 2015.

On July 10, 2014, we paid off a $27.5 million mortgage during the sale of the Greenbrook apartment community. The Company recorded a $2.6 million loss on debt extinguishment due to paying off the mortgage prior to maturity.

Senior Unsecured Notes

During 2011 and 2012, the Company issued $310 million of Senior Unsecured Notes. The notes were offered in private placements with seven maturity tranches maturing between 2017 and 2024. The notes have an average interest rate of 4.5% and an average maturity in 2021.

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

The Exchange Notes are senior unsecured obligations of MAALP and will rank equally in right of payment with all of MAALP’s other existing and future senior unsecured indebtedness. Interest on the 2014 Notes accrued from, and including, December 15, 2013 and was paid on June 15, 2014, which was also the maturity date for the 2014 Notes. Interest on the 2015 Notes will accrue from, and including, October 1, 2013 and be payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2016 Notes will accrue from, and including, September 1, 2013 and be payable semiannually on March 1 and September 1 of each year, beginning on March 1, 2014. In certain circumstances described below, MAALP may be required to pay additional interest on the Exchange Notes.

All of the Existing Notes tendered into the Exchange Offers were canceled in connection with the settlement of the Exchange Offers. In connection with the issuance and sale of the Exchange Notes, MAALP also entered into three separate registration rights agreements, each dated as of December 13, 2013, and each with J.P. Morgan Securities LLC, the dealer manager in the Exchange Offers (the “Registration Rights Agreements”). Under the Registration Rights Agreements, MAALP agreed to use commercially reasonable efforts to complete exchange offers registered under the Securities Act pursuant to which MAALP will offer to issue new exchange notes containing terms substantially similar in all material respects to the Exchange Notes (except that the exchange notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) in exchange for the Exchange Notes. MAALP also agreed, if it determines that a registered exchange offer is not available or specified other circumstances occur, to use commercially reasonable efforts to file and have become effective a shelf registration statement relating to resales of the Exchange Notes. MAALP will be obligated to pay additional interest of up to 0.50% per annum on the Exchange Notes if it does not complete the exchange offers within 270 days after the issue date of the Exchange Notes and in other specified circumstances. We completed the exchange within the 270 day window and did not incur the additional interest.

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

The Indenture under which the 2023 and 2024 notes were issued and the Indentures contain certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets; (2) secured leverage not to exceed 40% of adjusted total assets; and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At December 31, 2014, MAALP was in compliance with each of these financial covenants.

Unsecured Term Loans

The Company also has three term loans, one each with KeyBank, Wells Fargo, and US Bank. The KeyBank term loan has a balance of $150 million, matures in 2017, and has a variable interest rate of LIBOR plus a spread of 1.10% to 2.05% based on our credit ratings. The Wells Fargo term loan has a balance of $250 million and matures in 2018. The US Bank term loan has a balance of $150 million and matures in 2020. Both the Wells Fargo and US Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by MAALP:

•	$451.3 million of the Fannie Mae facilities, of which $436.9 million has been borrowed as of December 31, 2014;

•	$500.0 million KeyBank credit facility, of which $59.0 million has been borrowed as of December 31, 2014;

•	$49.1 million of property mortgages, all of which has been borrowed as of December 31, 2014;

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of December 31, 2014; and

•	$550.0 million of term loans, all of which has been borrowed as of December 31, 2014

The following table summarizes the Company’s indebtedness at December 31, 2014, (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,128,203	4.0%	4/20/2019
Fannie Mae conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances managed with interest rate swaps
LIBOR-based interest rate swaps	75,000	4.8%	3/31/2015
Total fixed rate secured debt	1,253,203	4.1%	12/23/2018

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facilities	221,585	0.7%	1/27/2017
Fannie Mae tax-free credit facilities	90,315	0.9%	7/22/2031
Freddie Mac mortgages	27,013	3.4%	11/1/2015
Total variable rate secured debt	338,913	1.0%	11/1/2020

Total Secured Debt	$1,592,116	3.4%	5/16/2019

Unsecured Debt
Variable rate credit facility	59,000	1.3%	8/7/2017
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate bonds	1,323,399	4.5%	12/3/2021
Total Unsecured Debt	$1,932,399	3.9%	8/20/2020

Total Outstanding Debt	$3,524,515	3.7%	11/17/2019

(1) Includes capped balances

The following table summarizes interest rate ranges and maturity of the Company’s indebtedness at December 31, 2014 and the balance of the Company’s indebtedness at December 31, 2013 (dollars in millions):

	At December 31, 2014
	Actual Interest Rates	Current Average Interest Rate	Maturity	Balance	Balance at December 31, 2013
Fixed Rate:
Taxable Secured	1.77 - 6.21%	4.00%	2015-2035	$1,178.2	$1,161.8
Unsecured	3.15 - 6.05%	4.45%	2015-2024	1,323.4	1,131.8
Interest rate swaps	2.38 - 6.63%	4.24%	2015-2018	625.0	769.0
				$3,126.6	$3,062.6
Variable Rate: (1)
Taxable	0.71 - 0.91%	0.71%	2015-2033	83.5	122.7
Interest rate caps	0.71 - 1.02%	0.77%	2015-2033	255.4	287.4
Unsecured	1.27%	1.27%	2015	59.0	—
				$397.9	$410.1
				$3,524.5	$3,472.7

(1) Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2014, and 2013, respectively, which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap. Rates and maturities for capped balances are for the underlying debt, unless the strike rate has been reached.

The following table includes scheduled principal repayments on the borrowings at December 31, 2014, as well as the amortization of the fair market value of debt assumed (dollars in thousands):

Year	Amortization	Maturities	Total
2015	$10,682	$443,859	$454,541
2016	10,529	182,003	192,532
2017	11,703	322,727	334,430
2018	11,376	419,670	431,046
2019	10,516	559,774	570,290
Thereafter	60,438	1,481,238	1,541,676
	$115,244	$3,409,271	$3,524,515

7.    DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to the Company's borrowings, the value of which are determined by changing interest rates.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage the Company's exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014, 2013 and 2012, the Company recorded ineffectiveness of $157,000 (increase to interest expense), $37,000 (decrease to interest expense) and $39,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in Accumulated other comprehensive income related to derivatives designated in qualifying cash flow hedges will be reclassified to Interest expense as interest payments are made on our variable-rate debt. During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between the Company's fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	6	$165,000,000
Interest Rate Swaps	9	$625,000,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $146,000, $16,000, and $66,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	14	$90,326,031

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013, respectively (dollars in thousands):

	Asset Derivatives			Liability Derivatives
		December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Interest rate contracts	Other assets	$72	$396	Fair market value of interest rate swaps	$13,392	$20,015

Total derivatives designated as hedging instruments		$72	$396		$13,392	$20,015

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$6	$49		$—	$—

Total derivatives not designated as hedging instruments		$6	$49		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Years ended December 31,	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest rate contracts	$(12,335)	$10,684	$(8,411)	Interest expense	$(11,785)	$(16,370)	$(20,113)	Interest expense	$(157)	$37	$(39)

Total derivatives in cash flow hedging relationships	$(12,335)	$10,684	$(8,411)		$(11,785)	$(16,370)	$(20,113)		$(157)	$37	$(39)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the year ended December 31,		2014	2013	2012

Interest rate products	Interest income/(expense)	$(146)	$(16)	$(66)

Total		$(146)	$(16)	$(66)

Credit-risk-related Contingent Features

As of December 31, 2014, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $14.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $13.4 million at December 31, 2014.

Certain of the Company's derivative contracts contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2014, the Company had not breached the provisions of these agreements.  If the Company had breached these provisions, it could have been required to settle its obligations under the agreements at their termination value of $0.5 million.

Certain of the Company's derivative contracts contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2014, the Company had not breached the provisions of these agreements.  If the Company had breached these provisions, it could have been required to settle its obligations under the agreements at their termination value of $13.6 million.

Certain of the Company's derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that the Company's credit enhancing party maintain credit ratings above a certain level.  If the Company's credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, the Company may be required to either post 100 percent collateral or settle the obligations at their termination value of $1.0 million as of December 31, 2014.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of December 31, 2014.

Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$78	$—	$78	$—	$—	$78

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$13,392	$—	$13,392	$—	$—	$13,392

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$444	$—	$444	$—	$—	$444

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$20,015	$—	$20,015	$—	$—	$20,015

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of the Company's cash flow hedges. The chart below shows the change in the balance for the years ended December 31, 2014, 2013, and 2012:

Changes in Accumulated Other Comprehensive Income (Loss) by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the year ended December 31,		2014	2013	2012
Beginning balance		$108	$(26,054)	$(35,848)
Other comprehensive (loss) income before reclassifications		(12,335)	10,684	(8,411)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	11,785	16,370	20,113
Net current-period other comprehensive loss (income) attributable to noncontrolling interest		30	(892)	(1,908)
Net current-period other comprehensive (loss) income attributable to MAA		(520)	26,162	9,794
Ending balance		$(412)	$108	$(26,054)

See also discussions in Note 8.

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

Fixed rate notes payable at December 31, 2014 and December 31, 2013, totaled $2.50 billion and $2.29 billion, respectively, and had estimated fair values of $2.54 billion and $2.30 billion (excluding prepayment penalties), respectively, based upon observable interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2014 and December 31, 2013. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2014 and December 31, 2013, totaled $1.02 billion and $1.18 billion, respectively, and had estimated fair values of $0.97 billion and $1.12 billion (excluding prepayment penalties), respectively, based upon observable interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2014 and December 31, 2013. We estimate the fair value of our notes receivable and debt instruments by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. We have determined that the majority of the inputs used to fair value our debt fall within Level 2 of the fair value hierarchy, and as a result, all of our debt held as of December 31, 2014 and December 31, 2013 was classified as Level 2 of the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of December 31, 2014 and December 31, 2013 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Derivative financial instruments	$—	$78	$—	$78
Liabilities
Derivative financial instruments	$—	$13,392	$—	$13,392

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Derivative financial instruments	$—	$444	$—	$444
Liabilities
Derivative financial instruments	$—	$20,015	$—	$20,015

The fair value estimates presented herein are based on information available to management as of December 31, 2014 and December 31, 2013.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Note 7.

9.    INCOME TAXES

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2014, 2013 and 2012, dividends per share held for the entire year were estimated to be taxable as follows:

	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.76	94.41%	$2.36	84.9%	$2.16	81.64%
Capital gains	—	—%	0.17	6.23%	0.08	3.09%
Return of capital	0.16	5.59%	—	—%	—	—%
Un-recaptured Section 1250 gain	—	—%	0.25	8.87%	0.40	15.27%
	$2.92	100.00%	$2.78	100.00%	$2.64	100.00%

We designated the per share amounts above as capital gain dividends in accordance with the requirements of the Code. The difference between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relates primarily to temporary differences such as depreciation and amortization, and deferral of gains on sold properties utilizing like kind exchanges under Internal Revenue Code, or IRC, section 1031.

Merger and Restructuring

As discussed in Note 2, on October 1, 2013, we completed our merger with Colonial. Pursuant to the merger agreement, OP Merger Sub merged with and into Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP. We believe that this transaction constitutes a tax free merger under IRC section 708. Immediately thereafter, MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger. We believe that this merger constitutes a tax free merger under IRC section 368(a). As a result of the tax free merger treatment, the merger transactions did not result in the recognition of a gain to any holder of MAA, Colonial, MAALP, or Colonial LP.

On October 1, 2013, MAA re-identified hedging transactions for federal income tax purposes according to Reg. §1.1221-2(f) and all relevant state income tax purposes that were previously held by Colonial. This re-identification was made because the tax identity of Colonial changed by virtue of the merger into MAA. There were four hedging transactions re-identified for tax purposes, including the $50 million interest rate swap with Wells Fargo Bank, N.A. ("Wells Fargo") with a fixed interest rate of 2.465%, the $200 million interest rate swap with Wells Fargo with a fixed interest rate of 2.576%, the $50 million interest rate swap with Wells Fargo with a fixed interest rate of 1.064%, and the $100 million interest rate swap with Wells Fargo with a fixed interest rate of 1.133%.

Taxable REIT subsidiaries

We acquired the operations of a taxable REIT subsidiary, or TRS, Colonial Properties Services, Inc., or CPSI, through our merger with Colonial. As a result, CPSI’s tax attributes are now included in the MAA consolidated financial statements. As discussed above, a TRS is an entity which is not entitled to a dividends paid deduction and is subject to Federal, state, and local income taxes. CPSI provides property development, construction services, leasing and management services for joint venture and third-party owned properties and administrative services to the company and engages in for-sale development activity. CPSI also owns and operates two multifamily apartment communities. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in accompanying consolidated financial statements. We also hold certain undeveloped land through another TRS, MAA Copper Ridge, Inc. During the years ended December 31, 2014, 2013, and 2012, our TRSs recognized no income tax expense/(benefit).

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

For the years ended December 31, 2014 and 2013, the components of CPSI’s deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Real estate asset basis differences	$25,561	$27,014
Deferred revenue	18	19
Deferred expenses	13,923	15,261
Net operating loss carryforward	27,215	29,864
Accrued liabilities	3,974	4,168
	$70,691	$76,326
Deferred tax liabilities:
Real estate asset basis differences	$(913)	$(1,631)
	$(913)	$(1,631)
Net deferred tax assets, before valuation allowance	$69,778	$74,695
Valuation allowance	(69,778)	(74,695)
Net deferred tax assets, included in other assets	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to the income tax provision was as follows (dollars in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Tax expense/(benefit) at U.S. statutory rates on TRS income subject to tax	$1,802	$(261)	$—
Effect of permanent differences and other	(1,110)	1	—
(Decrease) increase in valuation allowance	(692)	260	—
TRS income tax provision	$—	$—	$—

At December 31, 2014 and 2013, CPSI had net operating loss carryforwards, or NOLs of approximately $63.1 million and $68.8 million, respectively, for income tax purposes that expire in years 2031 to 2034. Utilization of the Company’s NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. CPSI generated approximately $0.4 million of taxable income before loss carryforwards for the period ended December 31, 2014.

The Company's reserve for uncertain tax positions was immaterial for the years ended December 31, 2014, 2013 and 2012. If necessary, the Company accrues interest and penalties on unrecognized tax benefits as a component of income tax expense.

For the years ended December 31, 2014, 2013, and 2012, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee. The income tax expense line item shown in the Statement of Operations represents the Texas-based margin tax for all Texas properties.

As of December 31, 2014, MAA held NOL carryforwards of approximately $46.3 million for income tax purposes that expire in years 2019 to 2031. We may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.

Tax years 2011 through 2014 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

10.    SHAREHOLDERS' EQUITY OF MAA

On December 31, 2014, 75,267,675 shares of common stock of MAA and 4,191,152 partnership units in the Operating Partnership were issued and outstanding, representing a total of 79,458,827 shares and units. At December 31, 2013, 74,830,726 shares of common stock of MAA and 4,227,384 partnership units in the Operating Partnership were outstanding, representing a total of 79,058,110 shares and units. There were 74,454 outstanding options as of December 31, 2014 compared to 356,143 outstanding options as of December 31, 2013.

During the year ended December 31, 2014, 9,270 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the year ended December 31, 2013, 5,029 shares were acquired for these purposes.

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

MAA’s Board of Directors established economic rights in respect to each Class A Unit that were equivalent to the economic rights in respect to each share of MAA common stock. The holders of Class A Units may redeem each of their units in exchange for one share of common stock in MAA or cash, at the option of MAA. At December 31, 2014, a total of 4,191,152 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,191,152 shares of MAA common stock or approximately $313.0 million, based on the closing price of MAA’s common stock on December 31, 2014 of $74.68 per share, at MAA’s option. At December 31, 2013, a total of 4,227,384 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,227,384 shares of MAA common stock or approximately $256.8 million, based on the closing price of MAA’s common stock on December 31, 2013 of $60.74 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the Class A Units as the per share distribution MAA pays in respect to the common stock. Operating Partnership net income for 2014, 2013 and 2012 was allocated approximately 5.3%, 4.6% and 4.5%, respectively, to holders of Class A Units and 94.7%, 95.4% and 95.5%, respectively, to MAA as the holder of all Class B Units.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s shareholders have the ability to reinvest all or part of their distributions from MAA’s stock and holders of Class A Units have the ability to reinvest all or part of their distributions from MAALP into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA has registered with the Securities and Exchange Commission the offer and sale of up to 9,600,000 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount.

Common stock shares totaling 9,055 in 2014, 10,924 in 2013, and 14,260 in 2012 were acquired by shareholders under the DRSPP. MAA did not offer a discount for optional cash purchases in 2014, 2013 or 2012.

At the Market Offering

On February 25, 2013, as amended and restated as of November 19, 2013, MAA and its Operating Partnership entered into sales agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC to sell up to 4,500,000 shares of our common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program, or ATM.

During the years ended December 31, 2014, 2013 and 2012, MAA sold 0 shares, 365,011 shares and 1,155,511 shares, respectively, of common stock for net proceeds of $0.0 million, $24.8 million and $75.9 million, respectively, through its ATM programs. The gross proceeds for these issuances were $0.0 million, $25.1 million and $77.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, there were 4,134,989 shares outstanding under MAA's ATM.

Stock Offerings

On March 2, 2012, we closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jefferies & Company, Inc. acted as joint bookrunning managers. We received net proceeds of approximately $120.0 million after underwriter discounts. The gross proceeds for this offering were approximately $124.1 million. We had no such offerings during the years ended December 31, 2014 or 2013.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. Through December 31, 2014, MAA has repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42.0 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2014 under the plan.

Exercise of Stock Options

During the years ended December 31, 2014 and 2013, we issued 270,459 and 110,715 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $12.2 million and $6.2 million, respectively. During the year ended December 31, 2012, there were no stock options exercised.

11.    PARTNERS' CAPITAL OF MID-AMERICA APARTMENTS, L.P.

Operating Partnership Units

Interests in MAALP are represented by Operating Partnership Units, or OP Units. As of December 31, 2014, there were 79,458,827 OP Units outstanding, 75,267,675 or 94.7% of which were owned by MAA, MAALP's general partner. The remaining 4,191,152 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of December 31, 2013, there were 79,058,110 OP Units outstanding, 74,830,726 or 94.7% of which were owned by MAA and 4,227,384 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of December 31, 2014, a total of 4,191,152 Class A OP Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,267,675 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

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

At December 31, 2014, a total of 4,191,152 Class A OP Units were outstanding and redeemable for 4,191,152 shares of MAA common stock or approximately $312,995,231, based on the closing price of MAA’s common stock on December 31, 2014 of $74.68 per share, at MAA’s option. At December 31, 2013, a total of 4,227,384 Class A OP Units were outstanding and redeemable for 4,227,384 shares of MAA common stock or approximately $256,771,304, based on the closing price of MAA’s common stock on December 31, 2013 of $60.74 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

12.     EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Note 5.

401(k) Savings Plan

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA's Board of Directors has the discretion to approve matching contributions. MAA's contribution to this plan was approximately $935,000, $675,000 and $668,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in MAA’s 401(k) Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and MAA may, but is not obligated to, match a portion of their salary deferral. The plan is designed so that the employees’ investment earnings under the non-qualified plan should be the same or materially similar to the earning assets in MAA’s 401(k) Plan. MAA’s match to this plan for the years ended December 31, 2014, 2013 and 2012 was approximately $82,000, $46,000 and $45,000, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, directors deferred 9,415 shares, 7,173 shares and 5,549 shares of common stock, respectively, with weighted-average grant date fair values of $70.63, $66.77 and $66.12, respectively, into the Directors Deferred Compensation Plan.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2014, 2013 and 2012.

Employee Stock Ownership Plan

MAA's Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each of our employees is eligible to participate in the ESOP after completing one year of service. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. MAA contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. The Company did not contribute to the ESOP during 2014, 2013 or 2012. As of December 31, 2014, there were 168,816 shares outstanding with a fair value of $12.6 million.

13.     LEGAL PROCEEDINGS

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

As of December 31, 2014 and December 31, 2013, the Company's accrual for loss contingencies was $12.3 million and $11.9 million in the aggregate, respectively.

14.    RELATED PARTY TRANSACTIONS

Pursuant to management contracts with the Company’s joint ventures, the Company managed the operations of the joint venture apartment communities for a fee of 4.00% to 4.25% of the revenues of the joint venture. The Company received approximately $169,000, $647,000, and $899,000 as management fees from the joint ventures for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also received approximately $19,000, $93,000, and $346,000 in asset management fees for the years ended December 31, 2014, 2013 and 2012, respectively, and $0, $1,000, and $3,000 in construction management fees for the years ended December 31, 2014, 2013 and 2012, respectively, from our joint ventures. The Company had receivables from joint ventures totaling $15,000, $1,800,000, and $3,100,000, as of December 31, 2014, 2013, and 2012, respectively.

In addition to management contracts with joint ventures, the Company also receives advertising fees from a related party insurance company, Colonial Insurance Agency. These fees are received for allowing Colonial Insurance Agency to sell renter's insurance at some of the Company's multifamily properties. The Company received approximately $300,000, $70,000, and $0 as advertising revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

All cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a payable to its General Partner (MAA) of $19,000, $19,000, and $617,000 at December 31, 2014, 2013, and 2012, respectively. The Partnership Agreement does not require that this due to/due from be settled in cash until liquidation of the Operating Partnership and therefore there is no regular settlement schedule for these amounts.

15.    EARNINGS FROM DISCONTINUED OPERATIONS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Colonial Village at North Arlington, Colonial Village at Vista Ridge, Greenbrook, Colonial Village at Inverness, Colonial Village at Charleston Place, Colonial Village at Huntleigh Woods, Colonial Village at Ashford Place or Colonial Promenade Huntsville, which were sold during 2014, as discontinued operations.

Willow Creek, which was one of the ten properties that we sold in 2014, the nine properties sold during 2013, and the nine properties sold during 2012 have been classified as discontinued operations in the Consolidated Statements of Operations. One additional property, Colonial Promenade Nord du Lac, was classified as held for sale as of December 31, 2014 and 2013 and is classified as discontinued operations as well. We expect to complete the sale of Colonial Promenade Nord du Lac during the first quarter of 2015. Willow Creek and Colonial Promenade Nord du Lac are included in discontinued operations because they had been designated as held for sale and were shown in discontinued operations as of December 31, 2013, and thus are not subject to ASU 2014-08.

The following table lists the communities classified as discontinued operations during the year ended December 31, 2014:

Community	Number of Units/Sq. Ft.	Date Sold	Location	Operating Segment
Willow Creek	285	January 15, 2014	Columbus, Georgia	Non-same store and other
Colonial Promenade Nord du Lac	195,536	Held for Sale	New Orleans, Louisiana	Non-same store and other

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Income from continuing operations:
Attributable to MAA	$141,155	$36,146	$58,790
Attributable to noncontrolling interest	7,913	1,131	2,414
Income from continuing operations	$149,068	$37,277	$61,204

Income from discontinued operations:
Attributable to MAA	$6,825	$79,135	$46,433
Attributable to noncontrolling interest	384	2,867	2,188
Income from discontinued operations	$7,209	$82,002	$48,621

The following is a summary of earnings from discontinued operations for MAA for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Revenues:
Rental revenues	$3,129	$13,255	$27,598
Other revenues	(7)	1,189	2,706
Total revenues	3,122	14,444	30,304
Expenses:
Property operating expenses	1,093	6,205	14,066
Depreciation and amortization	42	2,716	7,433
Interest expense	172	458	1,867
Total expenses	1,307	9,379	23,366
Income from discontinued operations before gain on sale	1,815	5,065	6,938
Net gain on insurance and other settlement proceeds on discontinued operations	—	93	48
Gain on sale of discontinued operations	5,394	76,844	41,635
Income from discontinued operations	$7,209	$82,002	$48,621

The following is a summary of earnings from discontinued operations for MAALP for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Revenues:
Rental revenues	$3,129	$12,202	$25,374
Other revenues	(7)	1,099	2,514
Total revenues	3,122	13,301	27,888
Expenses:
Property operating expenses	1,093	5,709	12,997
Depreciation and amortization	42	2,480	6,880
Interest expense	172	458	1,858
Total expenses	1,307	8,647	21,735
Income from discontinued operations before gain on sale	1,815	4,654	6,153
Net gain on insurance and other settlement proceeds on discontinued operations	—	93	48
Gain on sale of discontinued operations	5,394	65,520	41,635
Income from discontinued operations	$7,209	$70,267	$47,836

16.     SEGMENT INFORMATION

As of December 31, 2014, we owned or had an ownership interest in 268 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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
Note that all properties acquired from Colonial have been placed in our Non-Same Store and Other operating segment, as the properties are recent acquisitions and have not been owned and stabilized for at least 12 months as of the first day of the calendar year.  Also note that management looks at segments for the parent company and does not breakout segments for the Operating Partnership, therefore the presentation below is for MAA only.

Revenues and NOI for each reportable segment for the years ended December 31, 2014, 2013 and 2012, were as follows (dollars in thousands):

	2014	2013	2012 (1)
Revenues
Large Market Same Store	$252,029	$241,194	$243,721
Secondary Market Same Store	246,800	242,464	201,834
Non-Same Store and Other	490,298	150,429	29,434
Total property revenues	989,127	634,087	474,989
Management fee income	169	647	899
Total operating revenues	$989,296	$634,734	$475,888

NOI
Large Market Same Store	$151,137	$142,988	$143,060
Secondary Market Same Store	148,609	147,607	119,764
Non-Same Store and Other	299,069	98,417	34,252
Total NOI	598,815	389,012	297,076
Discontinued operations NOI included above	(2,017)	(8,239)	(16,236)
Management fee income	169	647	899
Depreciation and amortization	(301,811)	(186,979)	(121,211)
Acquisition expense	(2,388)	(1,393)	(1,581)
Property management expense	(32,095)	(23,083)	(21,281)
General and administrative expense	(20,909)	(15,569)	(13,762)
Merger related expenses	(3,152)	(32,403)	—
Integration costs	(8,395)	(5,102)	—
Interest and other non-property income	908	488	430
Interest expense	(119,464)	(75,915)	(57,937)
Loss on debt extinguishment/modification	(2,586)	(426)	(654)
Amortization of deferred financing costs	(4,489)	(3,063)	(3,552)
Net casualty loss after insurance and other settlement proceeds	(476)	(143)	(6)
Gain on sale of depreciable real estate assets excluded from discontinued operations	42,649	—	—
Income tax expense	(2,050)	(893)	(803)
Gain on sale of non-depreciable real estate assets	350	—	45
Gain (loss) from real estate joint ventures	6,009	338	(223)
Discontinued operations	7,209	82,002	48,621
Net income attributable to noncontrolling interests	(8,297)	(3,998)	(4,602)
Net income attributable to MAA	$147,980	$115,281	$105,223

(1) The 2012 column shows the segment break down based on the 2013 same store portfolios. A comparison using the 2014 same store portfolio would not be comparative due to the nature of the classifications.

Assets for each reportable segment as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Assets
Large Market Same Store	$1,253,995	$1,252,575
Secondary Market Same Store	1,003,426	796,697
Non-Same Store and Other	4,506,951	4,638,892
Corporate assets	66,656	153,761
Total assets	$6,831,028	$6,841,925

17.      REAL ESTATE ACQUISITIONS AND DISPOSITIONS

The following chart shows our acquisition activity for the year ended December 31, 2014:

Community	Location	Units	Date Acquired
Grand Cypress (1)	Houston, Texas	312	January 15, 2014
Venue at Stonebridge Ranch (1)	Dallas, Texas	250	January 31, 2014
Stonefield Commons	Charlottesville, Virginia	251	June 2, 2014
Cityscape at Market Center	Dallas, Texas	454	June 12, 2014
Verandas at Southwood (1)	Tallahassee, Florida	300	July 23, 2014
Highlands of West Village	Atlanta, Georgia	480	October 30, 2014
Bulverde Oaks	San Antonio, Texas	328	October 31, 2014
Retreat at Vintage Park	Houston, Texas	323	November 24, 2014

(1) This property was acquired from Mid-America Multifamily Fund II, LLC, a joint venture fund in which MAA owned a one-third interest.

The following chart shows our disposition activity for the year ended December 31, 2014:

Community	Location	Units/Sq. Ft.	Date Sold
Willow Creek	Columbus, Georgia	285	January 15, 2014
CC Brookwood Village (Office)	Birmingham, Alabama	170,000	March 28, 2014
Brookwood Village (Retail)	Birmingham, Alabama	413,000	March 28, 2014
Ansley Village (1)	Macon, Georgia	294	May 29, 2014
Colonial Village at North Arlington	Fort Worth, Texas	240	June 27, 2014
Colonial Village at Vista Ridge	Fort Worth, Texas	300	June 27, 2014
Colonial Village at Charleston Place	Charlotte, North Carolina	214	July 10, 2014
Colonial Village at Inverness	Birmingham, Alabama	586	July 10, 2014
Greenbrook	Memphis, Tennessee	1,037	July 10, 2014
Colonial Village at Ashford Place	Mobile, Alabama	168	September 11, 2014
Colonial Village at Huntleigh Woods	Mobile, Alabama	233	September 11, 2014
Belterra (2)	Fort Worth, Texas	288	September 15, 2014
Colonial Promenade Huntsville	Huntsville, Alabama	23,000	December 19, 2014

(1) This property was sold by Mid-America Multifamily Fund II, LLC, a joint venture fund in which MAA owned a one-third interest.

(2) This property was sold by Belterra Investors, LLC, a joint venture fund in which MAA owned a 10% interest.

18.     SUBSEQUENT EVENTS

Acquisitions

On January 15, 2015, we closed on the purchase of the 298-unit Residences at Burlington Creek apartment community located in Kansas City, Missouri.

Financings

On January 30, 2015, we paid off the $15.2 million remaining principal balance of the mortgage on the Farmington Village apartment community.

On February 17, 2015, we paid off the $91.1 million remaining principal balance on the tax free portion of the Fannie Mae credit facility. As part of this pay-off, we incurred debt extinguishment costs of approximately $0.4 million, primarily related to legal costs and early termination fees.

19.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENT COMMUNITIES, INC. (UNAUDITED)

On October 1, 2013, we completed our merger with Colonial. The following table sets forth selected unaudited quarterly financial information for MAA. The results of operations of Colonial are included from the closing date of the merger, October 1, 2013, through the end of our fiscal year, December 31, 2014.
(Dollars in thousands except per share data)

	Year Ended December 31, 2014
	First	Second	Third	Fourth
Total operating revenues	$243,487	$244,554	$248,781	$252,474
Income from continuing operations before non-operating items	$38,829	$57,617	$63,495	$68,276
Interest expense	$(30,676)	$(30,163)	$(28,251)	$(30,374)
Loss (gain) from real estate joint ventures	$(24)	$2,919	$3,124	$(10)
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	$416	$449	$488	$462
Gain (loss) on sale of discontinued operations	$5,481	$—	$(103)	$16
Consolidated net income	$15,714	$33,386	$70,719	$36,458
Net income attributable to noncontrolling interest	$848	$1,773	$3,743	$1,933
Net income available for MAA common shareholders	$14,866	$31,613	$66,976	$34,525

Per share:
Net income available per common share - basic	$0.20	$0.42	$0.89	$0.46
Net income available per common share - diluted	$0.20	$0.42	$0.89	$0.46
Dividend paid	$0.7300	$0.7300	$0.7300	$0.7300

	Year Ended December 31, 2013
	First	Second	Third	Fourth
Total operating revenues	$127,920	$131,801	$135,406	$239,607
Income from continuing operations before non-operating items	$36,847	$31,920	$32,405	$15,719
Interest expense	$(15,545)	$(15,189)	$(14,923)	$(30,258)
Gain from real estate joint ventures	$54	$47	$60	$177
Discontinued operations:
Income from discontinued operations before gain on sale	$1,782	$1,697	$972	$614
Gain on sale of discontinued operations	$—	$43,121	$28,788	$4,935
Consolidated net income (loss)	$22,005	$61,028	$46,056	$(9,810)
Net income (loss) attributable to noncontrolling interest	$825	$1,939	$1,772	$(538)
Net income (loss) available for MAA common shareholders	$21,180	$59,089	$44,284	$(9,272)

Per share:
Net income (loss) available per common share - basic	$0.50	$1.38	$1.04	$(0.12)
Net income (loss) available per common share - diluted	$0.50	$1.37	$1.04	$(0.12)
Dividend paid	$0.6950	$0.6950	$0.6950	$0.6950

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties into discontinued operations. See also Note 15. In addition to the reclassifications associated with discontinued operations, we also revised certain cash flows for immaterial amounts within the interim Statements of Cash Flows as indicated in the table below. The classification adjustments impacting net operating cash flows primarily related to proceeds from the exercise of stock options and escrow releases from expired 1031(b) exchanges. The cash outflow associated with the establishment of escrow accounts to effect future acquisitions under 1031(b) exchanges was originally included in the investing section of the Statement of Cash Flows for the twelve months ended December 31, 2013. The corresponding cash inflow from the expired 1031(b) exchanges was presented in the operating section of the quarterly Statements of Cash Flows in subsequent interim periods but should have also been recorded in the investing section. The Company's Form 10-Q's to be filed in 2015 will also reflect these adjustments in the comparative 2014 interim Statements of Cash Flows.

	Three months ended March 31, 2014		Six months ended June 30, 2014		Nine months ended September 30, 2014
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Net cash provided by operating activities	$113,832	$96,061	$224,405	$188,360	$323,085	$296,761
Restricted cash	16,783	787	21,318	(5,183)	15,062	(11,262)
Exercise of stock options	1,775	—	9,544	—	—	—

Net cash provided by (used in) investing activities	12,264	28,327	(152,737)	(126,469)	(81,402)	(55,134)
Return (funding) of escrow for future acquisitions	(10,298)	4,395	(41,640)	(16,742)	(30,487)	(5,589)
Purchases of real estate and other assets	(49,450)	(24,857)	(166,388)	(141,795)	(180,272)	(155,679)
Normal capital improvements	(10,502)	(15,033)	(43,176)	(45,695)	(71,140)	(72,045)
Construction capital and other improvements	(1,843)	(3,521)	(3,420)	(5,271)	(4,456)	(6,287)
Renovations to existing real estate assets	(1,356)	(1,417)	(5,901)	(7,801)	(11,950)	(15,484)
Development	(16,279)	(33,232)	(29,393)	(46,346)	(40,752)	(57,705)

Net cash used in financing activities	(93,528)	(91,753)	(134,683)	(125,139)	(243,250)	(243,250)
Exercise of stock options	$—	$1,775	$—	$9,544	$11,916	$11,916

20.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENTS, L.P. (UNAUDITED)

On October 1, 2013, we completed our merger with Colonial. The following table sets forth selected unaudited quarterly financial information for MAALP. The results of operations of Colonial are included from the closing date of the merger, October 1, 2013, through the end of our fiscal year, December 31, 2014.
(Dollars in thousands except per unit data)

	Year Ended December 31, 2014
	First	Second	Third	Fourth
Total operating revenues	$243,487	$244,554	$248,781	$252,474
Income from continuing operations before non-operating items	$38,829	$57,617	$63,495	$68,276
Interest expense	$(30,676)	$(30,163)	$(28,251)	$(30,374)
(Loss) gain from real estate joint ventures	$(24)	$2,919	$3,124	$(10)
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	$416	$449	$488	$462
Gain (loss) on sale of discontinued operations	$5,481	$—	$(103)	$16
Net income available for common unitholders	$15,714	$33,386	$70,719	$36,458

Per unit:
Net income available per common unit - basic	$0.20	$0.42	$0.89	$0.46
Net income available per common unit - diluted	$0.20	$0.42	$0.89	$0.46
Distribution paid	$0.7300	$0.7300	$0.7300	$0.7300

	Year Ended December 31, 2013
	First	Second	Third	Fourth
Total operating revenues	$127,920	$131,801	$135,406	$239,607
Income from continuing operations before non-operating items	$36,847	$31,920	$32,405	$15,719
Interest expense	$(15,545)	$(15,189)	$(14,923)	$(30,258)
Gain from real estate joint ventures	$54	$47	$60	$177
Discontinued operations:
Income from discontinued operations before gain on sale	$1,570	$1,511	$973	$600
Gain on sale of discontinued operations	$—	$31,779	$28,806	$4,935
Net income (loss) available for common unitholders	$21,793	$49,500	$46,075	$(9,824)

Per unit:
Net income (loss) available per common unit - basic	$0.49	$1.12	$1.04	$(0.12)
Net income (loss) available per common unit - diluted	$0.49	$1.12	$1.04	$(0.12)
Distribution paid	$0.6950	$0.6950	$0.6950	$0.6950

Some of the financial data in the tables above differ from the values as originally reported in their respective Form 10-Qs or Form 10-Ks due to the reclassification of certain properties into discontinued operations. See also Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 15. In addition to the reclassifications associated with discontinued operations, we also revised certain cash flows for immaterial amounts within the interim Statements of Cash Flows as indicated in the table below. The classification adjustments impacting net operating cash flows primarily related to proceeds from the exercise of stock options and escrow releases from expired 1031(b) exchanges. The cash outflow associated with the establishment of escrow accounts to effect future acquisitions under 1031(b) exchanges was originally included in the investing section of the Statement of Cash Flows for the twelve months ended December 31, 2013. The corresponding cash inflow from the expired 1031(b) exchanges was presented in the operating section of the quarterly Statements of Cash Flows in subsequent interim periods but should have also been recorded in the investing section. The Company's Form 10-Q's to be filed in 2015 will also reflect these adjustments in the comparative 2014 interim Statements of Cash Flows.

	Three months ended March 31, 2014		Six months ended June 30, 2014		Nine months ended September 30, 2014
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Net cash provided by operating activities	$113,832	$96,061	$224,405	$188,360	$323,085	$296,761
Restricted cash	16,783	787	21,318	(5,183)	15,062	(11,262)
Exercise of stock options	1,775	—	9,544	—	—	—

Net cash provided by (used in) investing activities	12,264	28,327	(152,737)	(126,469)	(81,402)	(55,134)
Return (funding) of escrow for future acquisitions	(10,298)	4,395	(41,640)	(16,742)	(30,487)	(5,589)
Purchases of real estate and other assets	(49,450)	(24,857)	(166,388)	(141,795)	(180,272)	(155,679)
Normal capital improvements	(10,502)	(15,033)	(43,176)	(45,695)	(71,140)	(72,045)
Construction capital and other improvements	(1,843)	(3,521)	(3,420)	(5,271)	(4,456)	(6,287)
Renovations to existing real estate assets	(1,356)	(1,417)	(5,901)	(7,801)	(11,950)	(15,484)
Development	(16,279)	(33,232)	(29,393)	(46,346)	(40,752)	(57,705)

Net cash used in financing activities	(93,528)	(91,753)	(134,683)	(125,139)	(243,250)	(243,250)
Exercise of stock options	$—	$1,775	$—	$9,544	$11,916	$11,916

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$722	$2,640	$29,564	$32,204	$(3,409)	$28,795	2009	1 - 40
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	634	3,761	22,713	26,474	(1,374)	25,100	2010	1 - 40
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	711	3,402	32,524	35,926	(1,761)	34,165	1996/97	1 - 40
Eagle Ridge	Birmingham, AL	—	(1)	851	7,667	—	4,186	851	11,853	12,704	(6,962)	5,742	1986	1 - 40
Colonial Grand at Traditions	Gulf Shores,AL	—		3,211	25,162	—	886	3,211	26,048	29,259	(1,524)	27,735	2007	1 - 40
Abbington Place	Huntsville, AL	—	(1)	524	4,724	—	2,845	524	7,569	8,093	(4,570)	3,523	1987	1 - 40
Colonial Grand at Edgewater	Huntsville, AL	28,092		4,943	38,673	—	1,630	4,943	40,303	45,246	(2,033)	43,213	1990	1 - 40
Paddock Club Huntsville	Huntsville, AL	—		909	10,152	830	13,640	1,739	23,792	25,531	(12,386)	13,145	1993	1 - 40
Colonial Grand at Madison	Madison, AL	22,801		3,601	28,934	—	499	3,601	29,433	33,034	(1,667)	31,367	2000	1 - 40
Paddock Club Montgomery	Montgomery, AL	—	(1)	965	13,190	—	1,882	965	15,072	16,037	(6,886)	9,151	1999	1 - 40
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	324	1,290	12,562	13,852	(688)	13,164	2008	1 - 40
Colonial Grand at Liberty Park	Vestavia Hills, AL	18,177		3,922	30,977	—	1,101	3,922	32,078	36,000	(1,746)	34,254	2000	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	1,277	7,901	28,459	36,360	(6,373)	29,987	2007	1 - 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	890	2,668	15,467	18,135	(3,104)	15,031	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	1,853	12,741	49,554	62,295	(14,182)	48,113	2005	1 - 40
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	689	4,219	26,944	31,163	(1,435)	29,728	2001	1 - 40
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	846	3,612	21,119	24,731	(1,118)	23,613	1999	1 - 40
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	1,735	7,820	53,362	61,182	(2,759)	58,423	2001	1 - 40
Calais Forest	Little Rock, AR	—		1,026	9,244	—	8,011	1,026	17,255	18,281	(10,527)	7,754	1987	1 - 40
Napa Valley	Little Rock, AR	—		960	8,642	—	4,882	960	13,524	14,484	(8,035)	6,449	1984	1 - 40
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	1,591	2,560	26,825	29,385	(2,880)	26,505	2006	1 - 40
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	26,697	2,626	26,697	29,323	(1,655)	27,668	2012	1 - 40
Westside Creek I & II	Little Rock, AR	—		1,271	11,463	—	7,613	1,271	19,076	20,347	(10,462)	9,885	1984/86	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	5,795	1,024	15,014	16,038	(9,819)	6,219	1985	1 - 40
Indigo Point	Brandon, FL	—	(1)	1,167	10,500	—	3,534	1,167	14,034	15,201	(7,581)	7,620	1989	1 - 40
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	4,885	2,896	30,996	33,892	(16,659)	17,233	1998	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	974	2,980	41,204	44,184	(2,131)	42,053	1999	1 - 40
Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	7,815	9,600	47,819	57,419	(17,375)	40,044	1996	1 - 40
Anatole	Daytona Beach, FL	6,900	(5)	1,227	5,879	—	3,710	1,227	9,589	10,816	(6,298)	4,518	1986	1 - 40
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	3,255	1,800	19,134	20,934	(7,806)	13,128	1999	1 - 40
The Retreat at Magnolia Park	Gainesville, FL	—		2,040	16,338	—	264	2,040	16,602	18,642	(2,088)	16,554	2009	1 - 40
Colonial Grand at Heathrow	Heathrow, FL	21,003		4,101	35,684	—	842	4,101	36,526	40,627	(1,991)	38,636	1997	1 - 40
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,169	4,000	20,664	24,664	(2,716)	21,948	2008	1 - 40
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,670	854	11,170	12,024	(7,401)	4,623	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	6,610	1,533	20,445	21,978	(11,940)	10,038	1987	1 - 40
Lakeside	Jacksonville, FL	—		1,430	12,883	—	9,590	1,430	22,473	23,903	(15,254)	8,649	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	35,052	—	4,598	4,047	39,650	43,697	(15,703)	27,994	2003	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	2,769	1,411	17,736	19,147	(7,896)	11,251	1998	1 - 40
St. Augustine	Jacksonville, FL	13,235	(15)	2,857	6,475	—	7,174	2,857	13,649	16,506	(9,373)	7,133	1987	1 - 40
St. Augustine II	Jacksonville, FL	—	(1)	—	—	—	13,368	—	13,368	13,368	(2,022)	11,346	2008	1 - 40
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	492	6,417	36,561	42,978	(4,413)	38,565	2009	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	9,803	1,678	24,982	26,660	(15,278)	11,382	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—	(1)	2,254	20,452	(1,033)	8,358	1,221	28,810	30,031	(16,789)	13,242	1988/90	1 - 40
Colonial Grand at Town Park	Lake Mary, FL	33,378		5,742	56,562	—	944	5,742	57,506	63,248	(3,272)	59,976	2005	1 - 40
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	127	3,481	10,438	13,919	(607)	13,312	2004	1 - 40
Colonial Grand at Lake Mary	Lake Mary, FL	—		3,780	33,543	—	216	3,780	33,759	37,539	(1,680)	35,859	2012	1 - 40
Colonial Grand at Lake Mary II	Lake Mary, FL	—		1,260	11,654	—	90	1,260	11,744	13,004	(609)	12,395	2012	1 - 40
CG at Lake Mary III	Lake Mary, FL	—		1,306	7,996	—	10,768	1,306	18,764	20,070	(232)	19,838	2014	1 - 40
Paddock Park Ocala	Ocala, FL	6,805	(2)	2,284	21,970	—	5,884	2,284	27,854	30,138	(16,307)	13,831	1986/88	1 - 40
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	1,780	7,880	42,955	50,835	(3,506)	47,329	2006	1 - 40
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	1,514	4,662	58,502	63,164	(2,997)	60,167	2000	1 - 40
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	10,319	5,659	60,872	66,531	(1,392)	65,139	2013	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	29,009		6,900	26,613	—	107	6,900	26,720	33,620	(5,364)	28,256	2000	1 - 40
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	3,623	893	17,899	18,792	(8,864)	9,928	2000	1 - 40
Colonial Village at Twin Lakes	Sanford, FL	25,654		3,091	47,793	—	630	3,091	48,423	51,514	(2,646)	48,868	2005	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,233	1,480	19,038	20,518	(10,896)	9,622	1992	1 - 40
Verandas at Southwood	Tallahassee, FL	21,448		3,600	25,914	—	(288)	3,600	25,626	29,226	(361)	28,865	2003	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Belmere	Tampa, FL	—	(1)	852	7,667	—	5,787	852	13,454	14,306	(9,224)	5,082	1984	1 - 40
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,394	927	12,749	13,676	(7,503)	6,173	1980	1 - 40
Village Oaks	Tampa, FL	—		2,738	19,055	153	1,529	2,891	20,584	23,475	(4,500)	18,975	2005	1 - 40
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	561	6,233	70,096	76,329	(3,588)	72,741	2012	1 - 40
Colonial Grand at Seven Oaks	Wesley Chapel, FL	20,997		3,051	42,768	—	496	3,051	43,264	46,315	(2,225)	44,090	2004	1 - 40
Colonial Grand at Windermere	Windermere, FL	—		2,711	36,710	—	318	2,711	37,028	39,739	(1,863)	37,876	2009	1 - 40
Allure at Brookwood	Atlanta, GA	—		11,168	52,758	—	2,618	11,168	55,376	66,544	(4,543)	62,001	2008	1 - 40
Allure in Buckhead Village Residential	Atlanta, GA	—		8,633	19,844	—	4,260	8,633	24,104	32,737	(2,223)	30,514	2002	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	23,500		6,875	31,441	—	3,161	6,875	34,602	41,477	(8,200)	33,277	1994	1 - 40
Bradford Pointe	Augusta, GA	—		772	6,949	—	3,436	772	10,385	11,157	(6,064)	5,093	1986	1 - 40
Westbury Creek	Augusta, GA	3,380	(10)	400	3,626	—	2,013	400	5,639	6,039	(3,345)	2,694	1984	1 - 40
Fountain Lake	Brunswick, GA	—		502	4,551	—	3,004	502	7,555	8,057	(4,414)	3,643	1983	1 - 40
Whisperwood	Columbus, GA	—		4,286	42,722	—	19,172	4,286	61,894	66,180	(35,229)	30,951	1986	1 - 40
Terraces at Fieldstone	Conyers, GA	—		1,284	15,819	—	2,654	1,284	18,473	19,757	(7,956)	11,801	1999	1 - 40
Prescott	Duluth, GA	—	(3)	3,840	24,011	—	2,480	3,840	26,491	30,331	(9,787)	20,544	2001	1 - 40
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,960	15,707	—	394	1,960	16,101	18,061	(1,020)	17,041	1998	1 - 40
Colonial Grand at River Oaks	Duluth, GA	11,836		4,360	13,579	—	612	4,360	14,191	18,551	(1,138)	17,413	1992	1 - 40
Colonial Grand at River Plantation	Duluth, GA	—		2,059	19,158	—	583	2,059	19,741	21,800	(1,236)	20,564	1994	1 - 40
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,985	32,206	—	984	3,985	33,190	37,175	(2,074)	35,101	1997	1 - 40
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,753	32,202	—	1,223	6,753	33,425	40,178	(1,996)	38,182	1996	1 - 40
Colonial Grand at Mount Vernon	Dunwoody, GA	15,632		6,861	23,748	—	623	6,861	24,371	31,232	(1,262)	29,970	1997	1 - 40
Lake Lanier Club I	Gainesville, GA	—		3,560	22,611	—	3,427	3,560	26,038	29,598	(9,185)	20,413	1998	1 - 40
Lake Lanier Club II	Gainesville, GA	—	(3)	3,150	18,383	—	1,646	3,150	20,029	23,179	(6,925)	16,254	2001	1 - 40
Colonial Grand at Shiloh	Kennesaw, GA	31,059		4,864	45,893	—	949	4,864	46,842	51,706	(2,648)	49,058	2002	1 - 40
Millstead Village	LaGrange, GA	—		3,100	29,240	—	(202)	3,100	29,038	32,138	(1,911)	30,227	1998	1 - 40
Austin Chase	Macon, GA	—		1,409	12,687	—	4,063	1,409	16,750	18,159	(8,948)	9,211	1996	1 - 40
The Vistas	Macon, GA	—		595	5,403	—	2,296	595	7,699	8,294	(4,643)	3,651	1985	1 - 40
Colonial Grand at Barrett Creek	Marietta, GA	19,514		5,661	26,186	—	703	5,661	26,889	32,550	(1,714)	30,836	1999	1 - 40
Colonial Grand at Godley Station	Pooler, GA	13,788		1,800	35,454	—	527	1,800	35,981	37,781	(1,860)	35,921	2001	1 - 40
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	494	1,750	31,387	33,137	(1,714)	31,423	2008	1 - 40
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	664	1,500	25,526	27,026	(3,199)	23,827	2009	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	2,833	1,288	14,412	15,700	(8,167)	7,533	1997	1 - 40
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	1,038	2,441	37,901	40,342	(1,945)	38,397	1997	1 - 40
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	322	1,710	10,816	12,526	(747)	11,779	1984	1 - 40
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	173	2,521	8,396	10,917	(508)	10,409	1986	1 - 40
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	251	5,231	8,806	14,037	(632)	13,405	1983	1 - 40
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	—	2,584	2,910	27,899	30,809	(8,206)	22,603	1999	1 - 40
Highlands of West Village I	Smyrna, GA	42,869		9,052	43,395	—	2,675	9,052	46,070	55,122	(245)	54,877	2006	1 - 40
Highlands of West Village II	Smyrna, GA	—		5,358	30,338	—	13	5,358	30,351	35,709	(170)	35,539	2012	1 - 40
Huntington Chase	Warner Robins, GA	—		1,160	10,437	—	2,936	1,160	13,373	14,533	(6,789)	7,744	1997	1 - 40
Southland Station	Warner Robins, GA	—		1,470	13,284	—	3,925	1,470	17,209	18,679	(10,307)	8,372	1988	1 - 40
Terraces at Townelake	Woodstock, GA	—		1,331	11,918	1,688	21,608	3,019	33,526	36,545	(17,141)	19,404	1999	1 - 40
Fairways at Hartland	Bowling Green, KY	—		1,038	9,342	—	3,793	1,038	13,135	14,173	(7,773)	6,400	1996	1 - 40
Grand Reserve at Pinnacle	Lexington, KY	—	(1)	2,024	31,525	—	3,285	2,024	34,810	36,834	(13,960)	22,874	2000	1 - 40
Lakepointe	Lexington, KY	—		411	3,699	—	2,500	411	6,199	6,610	(4,158)	2,452	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	3,566	694	9,808	10,502	(6,544)	3,958	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	4,786	900	12,883	13,783	(8,613)	5,170	1989	1 - 40
Stonemill Village	Louisville, KY	—		1,169	10,518	—	9,432	1,169	19,950	21,119	(12,622)	8,497	1985	1 - 40
Crosswinds	Jackson, MS	—	(1)	1,535	13,826	—	5,332	1,535	19,158	20,693	(12,101)	8,592	1989	1 - 40
Pear Orchard	Jackson, MS	—	(1)	1,351	12,168	—	8,560	1,351	20,728	22,079	(13,592)	8,487	1985	1 - 40
Reflection Pointe	Jackson, MS	5,880	(6)	710	8,770	138	8,198	848	16,968	17,816	(10,435)	7,381	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	2,568	676	8,852	9,528	(3,684)	5,844	1974	1 - 40
Savannah Creek	Southaven, MS	—	(1)	778	7,013	—	4,386	778	11,399	12,177	(6,455)	5,722	1989	1 - 40
Sutton Place	Southaven, MS	—		894	8,053	—	4,274	894	12,327	13,221	(7,627)	5,594	1991	1 - 40
Market Station	Kansas City, MO	—		5,814	46,241	—	467	5,814	46,708	52,522	(3,588)	48,934	2010	1 - 40
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	389	4,091	30,215	34,306	(1,697)	32,609	2009	1 - 40
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	667	4,909	26,310	31,219	(1,512)	29,707	2007	1 - 40
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	478	7,491	35,341	42,832	(1,842)	40,990	2007	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	5,029	900	13,128	14,028	(7,804)	6,224	1988	1 - 40
Waterford Forest	Cary, NC	—	(3)	4,000	20,250	—	2,922	4,000	23,172	27,172	(8,052)	19,120	1996	1 - 40
1225 South Church I	Charlotte, NC	—		4,780	22,342	—	710	4,780	23,052	27,832	(2,513)	25,319	2010	1 - 40
1225 South Church II	Charlotte, NC	—		4,832	—	—	22,336	4,832	22,336	27,168	(1,037)	26,131	2013	1 - 40

													Life used to compute depreciation in latest income statement (18)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Grand at Ayrsley	Charlotte, NC	—	1,240	52,119	—	485	1,240	52,604	53,844	(2,495)	51,349	2008	1 - 40
Colonial Grand at Ayrsley II	Charlotte, NC	—	1,241	11,659	—	109	1,241	11,768	13,009	(648)	12,361	2013	1 - 40
Colonial Grand at Beverly Crest	Charlotte, NC	15,804	3,161	24,004	—	1,114	3,161	25,118	28,279	(1,272)	27,007	1996	1 - 40
Colonial Grand at Legacy Park	Charlotte, NC	—	2,891	28,272	—	613	2,891	28,885	31,776	(1,571)	30,205	2001	1 - 40
Colonial Grand at Mallard Creek	Charlotte, NC	15,940	4,591	27,713	—	319	4,591	28,032	32,623	(1,561)	31,062	2005	1 - 40
Colonial Grand at Mallard Lake	Charlotte, NC	17,992	3,250	31,389	—	868	3,250	32,257	35,507	(1,768)	33,739	1998	1 - 40
Colonial Grand at University Center	Charlotte, NC	—	1,620	17,499	—	230	1,620	17,729	19,349	(911)	18,438	2005	1 - 40
Colonial Reserve at South End	Charlotte, NC	—	4,628	44,282	—	12,112	4,628	56,394	61,022	(1,115)	59,907	2013	1 - 40
Colonial Village at Chancellor Park	Charlotte, NC	—	5,311	28,016	—	775	5,311	28,791	34,102	(1,469)	32,633	1999	1 - 40
Colonial Village at Greystone	Charlotte, NC	14,369	4,120	25,974	—	778	4,120	26,752	30,872	(1,328)	29,544	1998/2000	1 - 40
Colonial Village at South Tryon	Charlotte, NC	—	2,260	19,489	—	421	2,260	19,910	22,170	(1,086)	21,084	2002	1 - 40
Colonial Village at Stone Point	Charlotte, NC	—	2,141	11,564	—	668	2,141	12,232	14,373	(814)	13,559	1986	1 - 40
Colonial Village at Timber Crest	Charlotte, NC	11,813	2,901	17,192	—	445	2,901	17,637	20,538	(890)	19,648	2000	1 - 40
Enclave	Charlotte, NC	—	1,461	18,984	—	206	1,461	19,190	20,651	(881)	19,770	2008	1 - 40
Colonial Grand at Cornelius	Cornelius, NC	—	4,571	29,151	—	337	4,571	29,488	34,059	(1,676)	32,383	2009	1 - 40
Colonial Grand at Patterson Place	Durham, NC	15,666	2,590	27,126	—	523	2,590	27,649	30,239	(1,463)	28,776	1997	1 - 40
Colonial Village at Woodlake	Durham, NC	—	2,741	17,686	—	442	2,741	18,128	20,869	(1,045)	19,824	1996	1 - 40
Colonial Village at Deerfield	Durham, NC	—	3,271	15,609	—	455	3,271	16,064	19,335	(1,041)	18,294	1985	1 - 40
Colonial Grand at Research Park	Durham, NC	—	4,201	37,682	—	519	4,201	38,201	42,402	(2,120)	40,282	2002	1 - 40
Colonial Grand at Autumn Park	Greensboro, NC	—	4,182	26,214	—	435	4,182	26,649	30,831	(1,358)	29,473	2001/04	1 - 40
Colonial Grand at Huntersville	Huntersville, NC	15,041	4,251	31,948	—	480	4,251	32,428	36,679	(1,778)	34,901	2008	1 - 40
Colonial Village at Matthews	Matthews, NC	14,262	3,071	21,830	—	1,439	3,071	23,269	26,340	(1,348)	24,992	2008	1 - 40
Colonial Grand at Matthews Commons	Matthews, NC	—	3,690	28,536	—	486	3,690	29,022	32,712	(1,520)	31,192	2008	1 - 40
Colonial Grand at Arringdon	Morrisville, NC	19,703	6,401	31,134	—	552	6,401	31,686	38,087	(1,728)	36,359	2003	1 - 40
Colonial Grand at Brier Creek	Raleigh, NC	25,996	7,372	50,202	—	538	7,372	50,740	58,112	(2,648)	55,464	2010	1 - 40
Colonial Grand at Brier Falls	Raleigh, NC	—	6,572	48,910	—	486	6,572	49,396	55,968	(2,539)	53,429	2008	1 - 40
Colonial Grand at Crabtree Valley	Raleigh, NC	10,741	2,241	18,434	—	740	2,241	19,174	21,415	(943)	20,472	1997	1 - 40
Hue	Raleigh, NC	—	3,690	29,910	—	1,362	3,690	31,272	34,962	(3,981)	30,981	2009	1 - 40
Colonial Grand at Trinity Commons	Raleigh, NC	30,760	5,232	45,138	—	818	5,232	45,956	51,188	(2,570)	48,618	2000/02	1 - 40
Preserve at Brier Creek	Raleigh, NC	—	5,850	21,980	(19)	23,556	5,831	45,536	51,367	(11,612)	39,755	2004	1 - 40
Providence at Brier Creek	Raleigh, NC	—	4,695	29,007	—	1,163	4,695	30,170	34,865	(6,782)	28,083	2007	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Grand at Wilmington	Wilmington, NC	25,912		4,192	25,121	—	1,057	4,192	26,178	30,370	(1,562)	28,808	1998/2002	1 - 40
Corners, The	Winston-Salem, NC	—		685	6,165	—	3,234	685	9,399	10,084	(6,708)	3,376	1982	1 - 40
Colonial Village at Glen Eagles	Winston-Salem, NC	—		3,400	15,002	—	1,004	3,400	16,006	19,406	(881)	18,525	1990/2000	1 - 40
Colonial Village at Mill Creek	Winston-Salem, NC	—		2,351	7,354	—	368	2,351	7,722	10,073	(467)	9,606	1984	1 - 40
Colony at South Park	Aiken, SC	—	(1)	862	7,867	—	2,068	862	9,935	10,797	(4,173)	6,624	1989/91	1 - 40
Woodwinds	Aiken, SC	—		503	4,540	—	2,465	503	7,005	7,508	(4,198)	3,310	1988	1 - 40
Tanglewood	Anderson, SC	—		427	3,853	—	3,298	427	7,151	7,578	(4,856)	2,722	1980	1 - 40
Colonial Grand at Cypress Cove	Charleston, SC	—		3,610	28,645	—	686	3,610	29,331	32,941	(1,597)	31,344	2001	1 - 40
Colonial Village at Hampton Pointe	Charleston, SC	—		3,971	22,790	—	1,190	3,971	23,980	27,951	(1,303)	26,648	1986	1 - 40
Colonial Grand at Quarterdeck	Charleston, SC	—		920	24,097	—	1,868	920	25,965	26,885	(1,267)	25,618	1987	1 - 40
Colonial Village at Westchase	Charleston, SC	—		4,571	20,091	—	604	4,571	20,695	25,266	(1,300)	23,966	1985	1 - 40
River's Walk	Charleston, SC	—		5,200	—	—	28,732	5,200	28,732	33,932	(848)	33,084	2013	1 - 40
Fairways, The	Columbia, SC	7,735	(7)	910	8,207	—	3,585	910	11,792	12,702	(7,565)	5,137	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	(1)	1,840	16,560	—	4,229	1,840	20,789	22,629	(12,283)	10,346	1991	1 - 40
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	797	1,321	14,960	16,281	(904)	15,377	1985	1 - 40
Highland Ridge	Greenville, SC	—		482	4,337	—	2,473	482	6,810	7,292	(4,221)	3,071	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	4,168	1,304	15,908	17,212	(9,879)	7,333	1987	1 - 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	2,147	1,200	12,947	14,147	(7,673)	6,474	1996	1 - 40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	4,856	360	7,781	8,141	(5,426)	2,715	1983	1 - 40
Spring Creek	Greenville, SC	—		597	5,374	(14)	3,166	583	8,540	9,123	(5,652)	3,471	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	8,365	(4)	1,085	7,269	(2)	6,570	1,083	13,839	14,922	(8,792)	6,130	1988	1 - 40
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	386	2,780	34,352	37,132	(1,816)	35,316	2008	1 - 40
535 Brookwood	Simpsonville, SC	13,156		1,216	18,666	—	613	1,216	19,279	20,495	(3,053)	17,442	2008	1 - 40
Park Place	Spartanburg, SC	—		723	6,504	—	3,224	723	9,728	10,451	(5,942)	4,509	1987	1 - 40
Farmington Village	Summerville, SC	15,200		2,800	26,295	—	883	2,800	27,178	29,978	(6,763)	23,215	2007	1 - 40
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	1,352	2,103	10,539	12,642	(690)	11,952	1985	1 - 40
Hamilton Pointe	Chattanooga, TN	—	(1)	1,131	10,632	—	3,782	1,131	14,414	15,545	(5,877)	9,668	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	8,954	—	2,642	972	11,596	12,568	(4,919)	7,649	1987	1 - 40
Steeplechase	Chattanooga, TN	—	(1)	217	1,957	—	3,236	217	5,193	5,410	(3,477)	1,933	1986	1 - 40
Windridge	Chattanooga, TN	5,265	(11)	817	7,416	—	4,221	817	11,637	12,454	(6,840)	5,614	1984	1 - 40
Bradford Chase	Jackson, TN	—		523	4,711	—	2,317	523	7,028	7,551	(4,684)	2,867	1987	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Oaks, The	Jackson, TN	—		177	1,594	12	2,395	189	3,989	4,178	(2,706)	1,472	1978	1 - 40
Post House Jackson	Jackson, TN	5,095	(16)	443	5,078	—	4,382	443	9,460	9,903	(5,581)	4,322	1987	1 - 40
Post House North	Jackson, TN	3,375	(8)	381	4,299	(57)	3,254	324	7,553	7,877	(4,829)	3,048	1987	1 - 40
Woods at Post House	Jackson, TN	—		240	6,839	—	2,903	240	9,742	9,982	(6,746)	3,236	1997	1 - 40
Kirby Station	Memphis, TN	—	(1)	1,148	10,337	—	9,729	1,148	20,066	21,214	(12,007)	9,207	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	15,038	1,498	35,521	37,019	(22,207)	14,812	1992	1 - 40
Park Estate	Memphis, TN	—		178	1,141	—	4,901	178	6,042	6,220	(4,619)	1,601	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	38,454	3,407	54,497	57,904	(21,100)	36,804	2000	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	2,829	915	17,603	18,518	(7,675)	10,843	1999	1 - 40
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	864	4,950	28,917	33,867	(3,256)	30,611	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	18,131		3,456	22,443	—	1,124	3,456	23,567	27,023	(3,680)	23,343	2008	1 - 40
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	6,966	1,191	17,705	18,896	(11,372)	7,524	1986	1 - 40
Colonial Grand at Bellevue	Nashville, TN	22,623		8,622	34,229	—	596	8,622	34,825	43,447	(2,021)	41,426	1996	1 - 40
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	5,812	2,963	39,485	42,448	(15,333)	27,115	2001	1 - 40
Monthaven Park	Nashville, TN	—		2,736	28,902	—	4,692	2,736	33,594	36,330	(13,258)	23,072	2000	1 - 40
Park at Hermitage	Nashville, TN	6,645	(12)	1,524	14,800	—	8,634	1,524	23,434	24,958	(15,060)	9,898	1987	1 - 40
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	50,074	6,670	50,074	56,744	(3,043)	53,701	2012	1 - 40
Verandas at Sam Ridley	Nashville, TN	22,315		3,350	28,308	—	869	3,350	29,177	32,527	(4,466)	28,061	2009	1 - 40
Northwood	Arlington, TX	—		886	8,051	—	2,454	886	10,505	11,391	(4,353)	7,038	1980	1 - 40
Balcones Woods	Austin, TX	—		1,598	14,398	—	10,968	1,598	25,366	26,964	(15,719)	11,245	1983	1 - 40
Colonial Grand at Canyon Creek	Austin, TX	15,667		3,621	32,137	—	680	3,621	32,817	36,438	(1,795)	34,643	2008	1 - 40
Colonial Grand at Canyon Ranch	Austin, TX	—		3,778	20,201	—	557	3,778	20,758	24,536	(1,266)	23,270	2003	1 - 40
Colonial Grand at Double Creek	Austin, TX	—		3,131	29,375	—	257	3,131	29,632	32,763	(1,685)	31,078	2013	1 - 40
Colonial Grand at Onion Creek	Austin, TX	—		4,902	33,010	—	546	4,902	33,556	38,458	(1,879)	36,579	2009	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—		3,150	11,393	—	2,942	3,150	14,335	17,485	(5,481)	12,004	1996	1 - 40
Colonial Village at Quarry Oaks	Austin, TX	27,365		4,621	34,461	—	1,845	4,621	36,306	40,927	(1,976)	38,951	1996	1 - 40
Colonial Grand at Wells Branch	Austin, TX	—		3,094	32,283	294	422	3,388	32,705	36,093	(1,707)	34,386	2008	1 - 40
Legacy at Western Oaks	Austin, TX	30,643		9,100	49,339	—	(3,023)	9,100	46,316	55,416	(4,359)	51,057	2001	1 - 40
Silverado	Austin, TX	—		2,900	24,009	—	1,945	2,900	25,954	28,854	(8,148)	20,706	2003	1 - 40
Stassney Woods	Austin, TX	4,050	(13)	1,621	7,501	—	6,108	1,621	13,609	15,230	(8,973)	6,257	1985	1 - 40
Travis Station	Austin, TX	3,585	(14)	2,281	6,169	—	6,969	2,281	13,138	15,419	(8,252)	7,167	1987	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Woods, The	Austin, TX	—		1,405	12,769	—	6,704	1,405	19,473	20,878	(7,821)	13,057	1977	1 - 40
Colonial Village at Shoal Creek	Bedford, TX	23,260		4,982	27,377	—	1,182	4,982	28,559	33,541	(1,674)	31,867	1996	1 - 40
Colonial Village at Willow Creek	Bedford, TX	26,954		3,109	33,488	—	1,646	3,109	35,134	38,243	(1,881)	36,362	1996	1 - 40
Colonial Grand at Hebron	Carrollton, TX	—		4,231	42,237	—	342	4,231	42,579	46,810	(2,144)	44,666	2011	1 - 40
Colonial Grand at Silverado	Cedar Park, TX	—		3,282	24,935	—	505	3,282	25,440	28,722	(1,376)	27,346	2005	1 - 40
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,951	31,705	—	687	3,951	32,392	36,343	(1,709)	34,634	2005	1 - 40
Grand Cypress	Cypress, TX	17,182		3,881	24,267	—	531	3,881	24,798	28,679	(846)	27,833	2008	1 - 40
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	3,808	988	12,701	13,689	(7,269)	6,420	1986	1 - 40
Deer Run	Dallas, TX	—		1,252	11,271	—	5,047	1,252	16,318	17,570	(9,358)	8,212	1985	1 - 40
Grand Courtyard	Dallas, TX	—		2,730	22,240	—	2,368	2,730	24,608	27,338	(7,655)	19,683	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	1,015	5,016	42,106	47,122	(4,812)	42,310	2008	1 - 40
Colonial Reserve at Medical District	Dallas, TX	—		4,050	33,779	—	425	4,050	34,204	38,254	(1,642)	36,612	2007	1 - 40
Watermark	Dallas, TX	—	(3)	960	14,438	—	1,751	960	16,189	17,149	(6,109)	11,040	2002	1 - 40
Colonial Village at Main Park	Duncanville, TX	—		1,821	10,960	—	961	1,821	11,921	13,742	(723)	13,019	1984	1 - 40
Colonial Grand at Bear Creek	Euless, TX	24,560		6,453	30,048	—	1,576	6,453	31,624	38,077	(1,874)	36,203	1998	1 - 40
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	287	2,171	35,364	37,535	(1,764)	35,771	2012	1 - 40
La Valencia at Starwood	Frisco, TX	21,334		3,240	26,069	—	694	3,240	26,763	30,003	(4,047)	25,956	2009	1 - 40
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,968	34,018	—	738	1,968	34,756	36,724	(1,671)	35,053	2013	1 - 40
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	1,328	2,351	31,085	33,436	(1,664)	31,772	1985/1986	1 - 40
Greenwood Forest	Houston, TX	—		3,465	23,482	—	(394)	3,465	23,088	26,553	(1,324)	25,229	1994	1 - 40
Legacy Pines	Houston, TX	—	(3)	2,157	19,066	(15)	3,404	2,142	22,470	24,612	(9,695)	14,917	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	3,120	2,061	18,950	21,011	(5,711)	15,300	1996	1 - 40
Ranchstone	Houston, TX	—		1,480	14,807	—	2,154	1,480	16,961	18,441	(4,852)	13,589	1996	1 - 40
Reserve at Woodwind Lakes	Houston, TX	10,445		1,968	19,928	—	2,939	1,968	22,867	24,835	(7,046)	17,789	1999	1 - 40
Retreat at Vintage Park	Houston, TX	—		8,211	40,352	—	17	8,211	40,369	48,580	(86)	48,494	2014	1 - 40
Cascade at Fall Creek	Humble, TX	—		3,230	19,926	—	1,008	3,230	20,934	24,164	(5,243)	18,921	2007	1 - 40
Chalet at Fall Creek	Humble, TX	—		2,755	20,085	—	764	2,755	20,849	23,604	(5,580)	18,024	2006	1 - 40
Bella Casita	Irving, TX	—	(3)	2,521	26,432	—	1,192	2,521	27,624	30,145	(3,869)	26,276	2007	1 - 40
Remington Hills	Irving, TX	—		4,390	21,822	—	2,147	4,390	23,969	28,359	(1,361)	26,998	1984	1 - 40
Colonial Reserve at Las Colinas	Irving, TX	—		3,902	40,691	—	841	3,902	41,532	45,434	(1,987)	43,447	2006	1 - 40
Colonial Grand at Valley Ranch	Irving, TX	25,654		5,072	37,397	—	3,545	5,072	40,942	46,014	(2,159)	43,855	1997	1 - 40

														Life used to compute depreciation in latest income statement (18)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Lane at Towne Crossing	Mesquite, TX	—		1,311	11,867	(8)	2,955	1,303	14,822	16,125	(6,227)	9,898	1983	1 - 40
Colonial Village at Oakbend	Lewisville, TX	22,097		5,598	28,616	—	1,167	5,598	29,783	35,381	(1,668)	33,713	1997	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	2,686	1,130	30,744	31,874	(4,812)	27,062	2009	1 - 40
Venue at Stonebridge Ranch	McKinney, TX	15,214		4,034	19,528	—	(38)	4,034	19,490	23,524	(614)	22,910	2000	1 - 40
Cityscape at Market Center	Plano, TX	—		8,626	60,407	—	147	8,626	60,554	69,180	(900)	68,280	2013	1 - 40
Highwood	Plano, TX	—		864	7,783	—	3,782	864	11,565	12,429	(6,974)	5,455	1983	1 - 40
Los Rios Park	Plano, TX	—		3,273	28,823	—	4,050	3,273	32,873	36,146	(13,521)	22,625	2000	1 - 40
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	5,427	3,382	32,357	35,739	(10,887)	24,852	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	21,257	4,166	21,257	25,423	(3,328)	22,095	2009	1 - 40
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	683	5,511	36,924	42,435	(1,994)	40,441	2009	1 - 40
Colonial Grand at Round Rock	Round Rock, TX	24,970		4,691	45,379	—	612	4,691	45,991	50,682	(2,422)	48,260	1997	1 - 40
Colonial Village at Sierra Vista	Round Rock, TX	11,117		2,561	16,488	—	553	2,561	17,041	19,602	(970)	18,632	1999	1 - 40
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	1,522	2,380	28,504	30,884	(3,969)	26,915	2009	1 - 40
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	44	4,257	36,803	41,060	(156)	40,904	2014	1 - 40
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	1,461	5,450	47,419	52,869	(3,815)	49,054	2010	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	18,788		4,000	24,992	—	1,574	4,000	26,566	30,566	(4,675)	25,891	2009	1 - 40
Cypresswood Court	Spring, TX	—	(3)	576	5,190	—	3,503	576	8,693	9,269	(5,910)	3,359	1984	1 - 40
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	2,201	1,918	18,047	19,965	(6,872)	13,093	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(3)	539	4,850	—	3,150	539	8,000	8,539	(5,424)	3,115	1984	1 - 40
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	141	11,044	36,830	47,874	(550)	47,324	2013	1 - 40
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	1,363	5,280	32,704	37,984	(3,143)	34,841	2002	1 - 40
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	484	4,842	22,161	27,003	(1,120)	25,883	1980	1 - 40
Seasons at Celebrate Virginia I	Fredericksburg, VA	—		6,960	32,083	—	503	6,960	32,586	39,546	(3,428)	36,118	2011	1 - 40
Seasons at Celebrate Virginia II	Fredericksburg, VA	—		7,530	37,534	—	206	7,530	37,740	45,270	(1,120)	44,150	2013	1 - 40
Station Square at Cosner's Corner	Fredericksburg, VA	—		8,580	35,700	—	197	8,580	35,897	44,477	(1,464)	43,013	2013	1 - 40
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	659	4,851	22,337	27,188	(1,202)	25,986	1986	1 - 40
Colonial Village at West End	Glen Allen, VA	12,861		4,661	18,908	—	418	4,661	19,326	23,987	(1,006)	22,981	1987	1 - 40
Township	Hampton, VA	10,800	(9)	1,509	8,189	—	8,993	1,509	17,182	18,691	(10,124)	8,567	1987	1 - 40
Colonial Village at Tradewinds	Hampton, VA	—		5,631	15,660	—	759	5,631	16,419	22,050	(890)	21,160	1988	1 - 40
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	1,177	6,733	30,398	37,131	(1,682)	35,449	1989	1 - 40
Ashley Park	Richmond, VA	—		4,761	13,365	—	449	4,761	13,814	18,575	(863)	17,712	1988	1 - 40

													Life used to compute depreciation in latest income statement (18)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2014 (17)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Chase Gayton	Richmond, VA	—	6,021	29,004	—	937	6,021	29,941	35,962	(1,652)	34,310	1984	1 - 40
Hamptons at Hunton Park	Richmond, VA	—	4,930	35,598	—	2,230	4,930	37,828	42,758	(4,783)	37,975	2003	1 - 40
Colonial Village at Harbour Club	Virginia Beach, VA	—	3,483	14,796	—	509	3,483	15,305	18,788	(804)	17,984	1988	1 - 40
Total Residential Properties		1,123,407	877,816	6,059,058	5,194	920,645	883,010	6,979,703	7,862,713	(1,357,455)	6,505,258
Colonial Promenade Craft Farms	Gulf Shores, AL	—	2,769	5,109	—	21	2,769	5,130	7,899	(296)	7,603	2010	1 - 40
Allure at Buckhead	Atlanta, GA	—	867	3,465	—	—	867	3,465	4,332	(308)	4,024	2012	1 - 40
Highlands of West Village	Smyrna, GA	—	2,500	8,446	—	199	2,500	8,645	11,145	(50)	11,095	2012	1 - 40
1225 South Church	Charlotte, NC	—	43	199	9	242	52	441	493	(49)	444	2010	1 - 40
Bella Casita at Las Colinas	Irving, TX	—	46	186	—	126	46	312	358	(42)	316	2007	1 - 40
Times Square at Craig Ranch	McKinney, TX	—	253	1,310	—	1,163	253	2,473	2,726	(195)	2,531	2009	1 - 40
Total Commercial Properties		—	6,478	18,715	9	1,751	6,487	20,466	26,953	(940)	26,013
Colonial Promenade Huntsville	Huntsville, AL	—	2,700	—	—	—	2,700	—	2,700	—	2,700	N/A	N/A
220 Riverside	Jacksonville, FL	—	2,500	—	—	31,342	2,500	31,342	33,842	(4)	33,838	N/A	N/A
Colonial Grand at Bellevue (Phase II)	Nashville, TN	—	8,656	4,549	—	21,137	8,656	25,686	34,342	—	34,342	N/A	N/A
Station Square at Cosner's Corner	Fredericksburg, VA	—	4,245	—	—	403	4,245	403	4,648	—	4,648	N/A	N/A
Total Active Development Properties		—	18,101	4,549	—	52,882	18,101	57,431	75,532	(4)	75,528
Total Properties		1,123,407	902,395	6,082,322	5,203	975,278	907,598	7,057,600	7,965,198	(1,358,399)	6,606,799
Total Land Held for Future Developments		—	47,242	—	—	—	47,242	—	47,242	—	47,242	N/A	N/A
Corporate Properties		—	—	—	—	23,267	—	23,267	23,267	(15,279)	7,988	Various	1-40
Total Other		—	47,242	—	—	23,267	47,242	23,267	70,509	(15,279)	55,230
Total Real Estate Assets, net of Joint Ventures		$1,123,407	$949,637	$6,082,322	$5,203	$998,545	$954,840	$7,080,867	$8,035,707	$(1,373,678)	$6,662,029

(1)
Encumbered by a $360.0 million FNMA facility, with $345.8 million available and $345.8 million outstanding with a variable interest rate of 1.29% on which there exist two interest rate swap agreements totaling $75 million at an average rate of 4.14% and six interest rate caps totaling $165 million at an average rate of 4.58% at December 31, 2014.

(2)	Encumbered by $6.8 million in bonds on which there exists a $6.8 million interest rate cap of 6.00% which terminates on October 24, 2017.

(3)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(4)	Encumbered by $8.4 million in bonds on which there exists a $8.4 million interest rate cap of 6.00% which terminates on March 1, 2019.

(5)	Encumbered by $6.9 million in bonds on which there exists a $6.9 million interest rate cap of 6.00% and maturing on October 15, 2017.

(6)	Encumbered by $5.9 million in bonds on which there exists a $5.9 million interest rate cap of 6.00% which terminates on October 31, 2017.

(7)	Encumbered by $7.7 million in bonds on which there exists a $7.7 million interest rate cap of 6.00% which terminates on October 31, 2017.

(8)	Encumbered by $3.4 million in bonds on which there exists a $3.4 million interest rate cap of 6.00% which terminates on October 31, 2017.

(9)	Encumbered by $10.8 million in bonds on which there exists a $10.8 million interest rate cap of 6.00% which matures on October 15, 2017.

(10)
Encumbered by $3.4 million in bonds with $0.4 million having a variable rate of 0.909% and $3.0 million with a variable rate of 0.872% on which there exists a $3.0 million interest rate cap of 6.00% which terminates on May 31, 2018.

(11)
Encumbered by $5.3 million in bonds with $0.4 million having a variable rate of 0.909% and $4.9 million with a variable rate of 0.872% on which there exists a $4.9 million interest rate cap of 6.00% which terminates on May 31, 2018.

(12)	Encumbered by $6.6 million in bonds on which there exists a $6.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(13)	Encumbered by $4.1 million in bonds on which there exists a $4.1 million interest rate cap of 6.00% which terminates on November 15, 2016.

(14)	Encumbered by $3.6 million in bonds on which there exists a $3.6 million interest rate cap of 6.00% which terminates on November 15, 2016.

(15)	Encumbered by $13.2 million in bonds on which there exists a $13.2 million interest rate cap of 6.00% which terminates on March 1, 2019.

(16)	Encumbered by $5.1 million in bonds on which there exists a $5.1 million interest rate cap of 6.00% which terminates on March 1, 2019.

(17)
The aggregate cost for Federal income tax purposes was approximately $6.66 billion at December 31, 2014. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(18)
Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of residential leases.

(19)	The table above excludes the net assets of Colonial Promenade Nord du Lac, which total $36.5 million, as this property is held for sale.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate Investments and Accumulated Depreciation
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Real estate investments:
Balance at beginning of year	$7,689,119	$3,729,706	$3,379,929
Acquisitions (1)	407,889	3,999,895	344,869
Less: FMV of Leases included in Acquisitions	(4,968)	(51,728)	(3,144)
Improvement and development	186,043	130,824	134,118
Assets held for sale	(626)	(4,897)	—
Disposition of real estate assets (2)	(241,750)	(114,681)	(126,066)
Balance at end of year	$8,035,707	$7,689,119	$3,729,706

Accumulated depreciation:
Balance at beginning of year	$1,138,315	$1,040,473	$973,126
Depreciation	276,991	165,885	124,691
Assets held for sale	—	(6,164)	—
Disposition of real estate assets (2)	(41,628)	(61,879)	(57,344)
Balance at end of year	$1,373,678	$1,138,315	$1,040,473

MAA's consolidated balance sheet at December 31, 2014, 2013, and 2012, includes accumulated depreciation of $15,279,000, $14,108,000, and $12,855,000, respectively, in the caption "Corporate properties, net".

(1) Includes non-cash activity related to acquisitions.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firms.