Form 10-Q
period 2015-03-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2015-05-01
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☑
Mid-America Apartments, L.P.	YES ☐	NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	April 27, 2015
Common Stock, $0.01 par value	75,346,684

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This Report combines the Reports for the quarter ended March 31, 2015 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 94.7% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic Reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Report to "MAA" refers only to Mid-America Apartment Communities, Inc., and not to any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "unitholders".

As of March 31, 2015, MAA owned 75,345,023 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the Reports of MAA and the Operating Partnership, including the notes to the condensed consolidated financial statements, into this single Report results in the following benefits:

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of common units in the Operating Partnership (other than MAA and its entity affiliates) may require the Operating Partnership to redeem their common units, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per common unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or "NYSE", over a specified period of time prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each common unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Report includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•	the consolidated financial statements in Item 1 of this Report;

•
certain accompanying notes to the financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; and Note 9 - Shareholders' Equity of MAA and Note 10 - Partners' Capital of MAALP;

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$889,912	$907,598
Buildings and improvements	6,558,169	6,763,978
Furniture, fixtures and equipment	203,808	212,850
Development and capital improvements in progress	71,119	80,772
	7,723,008	7,965,198
Less accumulated depreciation	(1,268,103)	(1,358,399)
	6,454,905	6,606,799

Undeveloped land	47,242	47,242
Corporate properties, net	8,337	7,988
Investments in real estate joint ventures	1,802	1,791
Assets held for sale	175,292	36,452
Real estate assets, net	6,687,578	6,700,272

Cash and cash equivalents	18,331	25,401
Restricted cash	26,951	28,181
Deferred financing costs, net	13,638	17,812
Other assets	50,863	57,041
Goodwill	2,321	2,321
Total assets	$6,799,682	$6,831,028

Liabilities and equity:
Liabilities:
Secured notes payable	$1,429,069	$1,592,116
Unsecured notes payable	2,050,424	1,932,399
Accounts payable	7,680	8,395
Fair market value of interest rate swaps	15,007	13,392
Accrued expenses and other liabilities	195,222	216,478
Security deposits	10,490	10,526
Liabilities associated with assets held for sale	32,084	—
Total liabilities	3,739,976	3,773,306

Redeemable stock	6,309	5,911

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,345,023 and 75,267,675 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (1)	753	752
Additional paid-in capital	3,619,976	3,619,270
Accumulated distributions in excess of net income	(726,062)	(729,086)
Accumulated other comprehensive loss	(2,453)	(412)
Total MAA shareholders' equity	2,892,214	2,890,524
Noncontrolling interest	161,183	161,287
Total equity	3,053,397	3,051,811
Total liabilities and equity	$6,799,682	$6,831,028

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for March 31, 2015 and December 31, 2014 are 81,645 and 87,818, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2015 and 2014
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Operating revenues:
Rental revenues	$234,199	$220,988
Other property revenues	23,612	22,402
Total property revenues	257,811	243,390
Management fee income	—	97
Total operating revenues	257,811	243,487
Property operating expenses:
Personnel	25,653	24,909
Building repairs and maintenance	6,622	6,748
Real estate taxes and insurance	33,192	31,131
Utilities	22,028	21,548
Landscaping	5,392	5,408
Other operating	7,507	7,619
Depreciation and amortization	73,112	90,013
Total property operating expenses	173,506	187,376
Acquisition expense	339	11
Property management expenses	8,493	7,011
General and administrative expenses	6,566	4,342
Merger related expenses	—	2,076
Integration related expenses	—	3,842
Income from continuing operations before non-operating items	68,907	38,829
Interest and other non-property (expense) income	(157)	160
Interest expense	(29,931)	(30,676)
Loss on debt extinguishment	(3,376)	—
Amortization of deferred financing costs	(917)	(1,311)
Net casualty loss after insurance and other settlement proceeds	(19)	(10)
Gain on sale of depreciable real estate assets excluded from discontinued operations	30,228	2,564
Gain on sale of non-depreciable real estate assets	—	557
Income before income tax expense	64,735	10,113
Income tax expense	(510)	(270)
Income from continuing operations before joint venture activity	64,225	9,843
Gain (loss) from real estate joint ventures	19	(24)
Income from continuing operations	64,244	9,819
Discontinued operations:
Income from discontinued operations before gain on sale	433	416
Net casualty loss after insurance and other settlement proceeds on discontinued operations	—	(2)
Gain on sale of discontinued operations	—	5,481
Consolidated net income	64,677	15,714
Net income attributable to noncontrolling interests	3,410	848
Net income available for MAA common shareholders	$61,267	$14,866

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$0.81	$0.12
Discontinued property operations	—	0.08
Net income available for common shareholders	$0.81	$0.20

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$0.81	$0.12
Discontinued property operations	—	0.08
Net income available for common shareholders	$0.81	$0.20

Dividends declared per common share	$0.7700	$0.7300
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Consolidated net income	$64,677	$15,714
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(4,347)	(997)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	2,192	3,725
Total comprehensive income	62,522	18,442
Less: comprehensive loss attributable to noncontrolling interests	(3,296)	(992)
Comprehensive income attributable to MAA	$59,226	$17,450

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$64,677	$15,714
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(29)	(6)
Depreciation and amortization	74,034	91,469
Stock compensation expense	1,289	948
Redeemable stock issued	189	145
Amortization of debt premium	(5,197)	(7,402)
(Gain) loss from investments in real estate joint ventures	(17)	24
Loss on debt extinguishment	2,787	—
Derivative interest (credit) expense	(473)	427
Gain on sale of non-depreciable real estate assets	—	(557)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(30,228)	(2,564)
Gain on sale of discontinued operations	—	(5,481)
Net casualty loss and other settlement proceeds	19	12
Changes in assets and liabilities:
Restricted cash	7,391	787
Other assets	2,441	5,664
Accounts payable	(431)	106
Accrued expenses and other	(16,060)	(3,465)
Security deposits	465	240
Net cash provided by operating activities	100,857	96,061
Cash flows from investing activities:
Purchases of real estate and other assets	(48,685)	(24,857)
Normal capital improvements	(16,499)	(15,033)
Construction capital and other improvements	(3,153)	(3,521)
Renovations to existing real estate assets	(5,150)	(1,417)
Development	(5,034)	(33,232)
Distributions from real estate joint ventures	6	8,865
Proceeds from disposition of real estate assets	52,770	93,127
(Funding) return of escrow for future acquisitions	(6,431)	4,395
Net cash (used in) provided by investing activities	(32,176)	28,327
Cash flows from financing activities:
Net change in credit lines	3,885	(17,936)
Proceeds from notes payable	—	344
Principal payments on notes payable	(17,472)	(17,986)
Payment of deferred financing costs	(172)	(145)
Repurchase of common stock	(937)	(285)
Proceeds from issuances of common shares	8	227
Exercise of stock options	—	1,775
Distributions to noncontrolling interests	(3,223)	(3,086)
Dividends paid on common shares	(57,840)	(54,661)
Net cash used in financing activities	(75,751)	(91,753)
Net (decrease) increase in cash and cash equivalents	(7,070)	32,635
Cash and cash equivalents, beginning of period	25,401	89,333
Cash and cash equivalents, end of period	$18,331	$121,968

Supplemental disclosure of cash flow information:
Interest paid	$27,017	$30,408
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$46	$744
Accrued construction in progress	$8,392	$9,971
Interest capitalized	$474	$513
Marked-to-market adjustment on derivative instruments	$(1,659)	$2,300
Fair value adjustment on debt assumed	$—	$1,651
Loan assumption	$—	$31,692
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(Dollars in thousands, except unit data)

	March 31, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$889,912	$907,598
Buildings and improvements	6,558,169	6,763,978
Furniture, fixtures and equipment	203,808	212,850
Development and capital improvements in progress	71,119	80,772
	7,723,008	7,965,198
Less accumulated depreciation	(1,268,103)	(1,358,399)
	6,454,905	6,606,799

Undeveloped land	47,242	47,242
Corporate properties, net	8,337	7,988
Investments in real estate joint ventures	1,802	1,791
Assets held for sale	175,292	36,452
Real estate assets, net	6,687,578	6,700,272

Cash and cash equivalents	18,331	25,401
Restricted cash	26,951	28,181
Deferred financing costs, net	13,638	17,812
Other assets	50,863	57,041
Goodwill	2,321	2,321
Total assets	$6,799,682	$6,831,028

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,429,069	$1,592,116
Unsecured notes payable	2,050,424	1,932,399
Accounts payable	7,680	8,395
Fair market value of interest rate swaps	15,007	13,392
Accrued expenses and other liabilities	195,222	216,478
Security deposits	10,490	10,526
Due to general partner	19	19
Liabilities associated with assets held for sale	32,084	—
Total liabilities	3,739,995	3,773,325

Redeemable units	6,309	5,911

Capital:
General partner: 75,345,023 OP Units outstanding at March 31, 2015 and 75,267,675 OP Units outstanding at December 31, 2014 (1)	2,894,589	2,890,858
Limited partners: 4,189,966 OP Units outstanding at March 31, 2015 and 4,191,152 OP Units outstanding at December 31, 2014 (1)	161,320	161,310
Accumulated other comprehensive loss	(2,531)	(376)
Total capital	3,053,378	3,051,792
Total liabilities and capital	$6,799,682	$6,831,028

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at March 31, 2015 and December 31, 2014 are 81,645 and 87,818, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2015 and 2014
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2015	2014
Operating revenues:
Rental revenues	$234,199	$220,988
Other property revenues	23,612	22,402
Total property revenues	257,811	243,390
Management fee income	—	97
Total operating revenues	257,811	243,487
Property operating expenses:
Personnel	25,653	24,909
Building repairs and maintenance	6,622	6,748
Real estate taxes and insurance	33,192	31,131
Utilities	22,028	21,548
Landscaping	5,392	5,408
Other operating	7,507	7,619
Depreciation and amortization	73,112	90,013
Total property operating expenses	173,506	187,376
Acquisition expense	339	11
Property management expenses	8,493	7,011
General and administrative expenses	6,566	4,342
Merger related expenses	—	2,076
Integration related expenses	—	3,842
Income from continuing operations before non-operating items	68,907	38,829
Interest and other non-property (expense) income	(157)	160
Interest expense	(29,931)	(30,676)
Loss on debt extinguishment	(3,376)	—
Amortization of deferred financing costs	(917)	(1,311)
Net casualty loss after insurance and other settlement proceeds	(19)	(10)
Gain on sale of depreciable real estate assets excluded from discontinued operations	30,228	2,564
Gain on sale of non-depreciable real estate assets	—	557
Income before income tax expense	64,735	10,113
Income tax expense	(510)	(270)
Income from continuing operations before joint venture activity	64,225	9,843
Gain (loss) from real estate joint ventures	19	(24)
Income from continuing operations	64,244	9,819
Discontinued operations:
Income from discontinued operations before gain on sale	433	416
Net casualty loss after insurance and other settlement proceeds on discontinued operations	—	(2)
Gain on sale of discontinued operations	—	5,481
Net income available for Mid-America Apartments, L.P. common unitholders	$64,677	$15,714

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.81	$0.12
Income from discontinued operations available for common unitholders	—	0.08
Net income available for common unitholders	$0.81	$0.20

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.81	$0.12
Income from discontinued operations available for common unitholders	—	0.08
Net income available for common unitholders	$0.81	$0.20

Distributions declared per common unit	$0.7700	$0.7300

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Net income available for Mid-America Apartments, L.P. common unitholders	$64,677	$15,714
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(4,347)	(997)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	2,192	3,725
Comprehensive income attributable to Mid-America Apartments, L.P.	$62,522	$18,442

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$64,677	$15,714
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(29)	(6)
Depreciation and amortization	74,034	91,469
Stock compensation expense	1,289	948
Redeemable units issued	189	145
Amortization of debt premium	(5,197)	(7,402)
(Gain) loss from investments in real estate joint ventures	(17)	24
Loss on debt extinguishment	2,787	—
Derivative interest (credit) expense	(473)	427
Gain on sale of non-depreciable real estate assets	—	(557)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(30,228)	(2,564)
Gain on sale of discontinued operations	—	(5,481)
Net casualty loss and other settlement proceeds	19	12
Changes in assets and liabilities:
Restricted cash	7,391	787
Other assets	2,441	5,664
Accounts payable	(431)	106
Accrued expenses and other	(16,060)	(3,465)
Security deposits	465	240
Net cash provided by operating activities	100,857	96,061
Cash flows from investing activities:
Purchases of real estate and other assets	(48,685)	(24,857)
Normal capital improvements	(16,499)	(15,033)
Construction capital and other improvements	(3,153)	(3,521)
Renovations to existing real estate assets	(5,150)	(1,417)
Development	(5,034)	(33,232)
Distributions from real estate joint ventures	6	8,865
Proceeds from disposition of real estate assets	52,770	93,127
(Funding) return of escrow for future acquisitions	(6,431)	4,395
Net cash (used in) provided by investing activities	(32,176)	28,327
Cash flows from financing activities:
Net change in credit lines	3,885	(17,936)
Proceeds from notes payable	—	344
Principal payments on notes payable	(17,472)	(17,986)
Payment of deferred financing costs	(172)	(145)
Repurchase of common units	(937)	(285)
Proceeds from issuances of common units	8	227
Exercise of unit options	—	1,775
Distributions paid on common units	(61,063)	(57,747)
Net cash used in financing activities	(75,751)	(91,753)
Net (decrease) increase in cash and cash equivalents	(7,070)	32,635
Cash and cash equivalents, beginning of period	25,401	89,333
Cash and cash equivalents, end of period	$18,331	$121,968

Supplemental disclosure of cash flow information:
Interest paid	$27,017	$30,408
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$8,392	$9,971
Interest capitalized	$474	$513
Marked-to-market adjustment on derivative instruments	$(1,659)	$2,300
Fair value adjustment on debt assumed	$—	$1,651
Loan assumption	$—	$31,692
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
March 31, 2015 and 2014
(Unaudited)

1.           Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including the Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "unitholders".

As of March 31, 2015, MAA owned 75,345,023 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

As of March 31, 2015, we owned and operated 265 apartment communities comprising 81,976 apartments located in 14 states principally through the Operating Partnership.

As of March 31, 2015, we had three development communities under construction totaling 634 units, with 163 units completed. Total expected costs for the development projects are $93.9 million, of which $69.5 million has been incurred through March 31, 2015. We expect to complete construction on the first project by the second quarter of 2015, the second project by the third quarter of 2015, and the third project by the fourth quarter of 2015. Five of our multifamily properties include retail components with approximately 163,000 square feet of gross leasable area. We also have two wholly owned commercial properties, which we acquired through our merger with Colonial Properties Trust, or Colonial, with approximately 263,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to prior period numbers. In our Form 10-Q for the three months ended March 31, 2014, we reported approximately $0.3 million in permits and fees and general maintenance costs in the Other operating expense line for the three months ended March 31, 2014. These costs have been reclassified to Building repairs and maintenance for the three months ended March 31, 2014, presented in the Statement of Operations included in this Report. In our Form 10-Q for the three months ended March 31, 2014, we also reported approximately $8.1 million in utility costs, primarily for cable TV, trash removal, and telephone costs, in the Other operating expense line for the three months ended March 31, 2014. These costs have been reclassified to Utilities for the three months ended March 31, 2014, presented in the Statement of Operations included in this Report. In our Form 10-Q for the three months ended March 31, 2014, we also reported approximately $36.5 million as Assets held for sale, excluded from Real estate assets, net. These assets have been reclassified to Assets held for sale within Real estate assets, net on the condensed consolidated balance sheet included in this Report. Total assets was unchanged due to this reclassification. These changes have been made in order to provide better insight into our property operating expenses and balance sheet position.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 95% to 100% of all consolidated subsidiaries. The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three months ended March 31, 2015 and 2014, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Three months ended March 31,
	2015		2014
Shares Outstanding
Weighted average common shares - basic	75,145		74,803
Weighted average partnership units outstanding	—	(1)	—	(1)
Effect of dilutive securities	—	(2)	—	(2)
Weighted average common shares - diluted	75,145		74,803

Calculation of Earnings per Share - basic
Income from continuing operations	$64,244		$9,819
Income from continuing operations attributable to noncontrolling interests	(3,387)		(534)
Income from continuing operations allocated to unvested restricted shares	(130)		(17)
Income from continuing operations available for common shareholders, adjusted	$60,727		$9,268

Income from discontinued operations	$433		$5,895
Income from discontinued operations attributable to noncontrolling interest	(23)		(314)
Income from discontinued operations allocated to unvested restricted shares	(1)		(10)
Income from discontinued operations available for common shareholders, adjusted	$409		$5,571

Weighted average common shares - basic	75,145		74,803
Earnings per share - basic	$0.81		$0.20

Calculation of Earnings per Share - diluted
Income from continuing operations	$64,244		$9,819
Income from continuing operations attributable to noncontrolling interests	(3,387)	(1)	(534)	(1)
Income from continuing operations allocated to unvested restricted shares	(130)	(2)	(17)	(2)
Income from continuing operations available for common shareholders, adjusted	$60,727		$9,268

Income from discontinued operations	$433		$5,895
Income from discontinued operations attributable to noncontrolling interest	(23)	(1)	(314)	(1)
Income from discontinued operations allocated to unvested restricted shares	(1)	(2)	(10)	(2)
Income from discontinued operations available for common shareholders, adjusted	$409		$5,571

Weighted average common shares - diluted	75,145		74,803
Earnings per share - diluted	$0.81		$0.20

(1) For both the three months ended March 31, 2015 and 2014, 4.2 million operating partnership units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For both the three months ended March 31, 2015 and 2014, 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three months ended March 31, 2015 and 2014 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended March 31,
	2015		2014
Units Outstanding
Weighted average OP Units - basic	79,336		79,023
Effect of dilutive securities	—	(1)	—	(1)
Weighted average OP Units - diluted	79,336		79,023

Calculation of Earnings per Unit - basic
Income from continuing operations	$64,244		$9,819
Income from continuing operations allocated to unvested restricted shares	(130)		(17)
Income from continuing operations available for common unitholders, adjusted	$64,114		$9,802

Income from discontinued operations	$433		$5,895
Income from discontinued operations allocated to unvested restricted shares	(1)		(10)
Income from discontinued operations available for common unitholders, adjusted	$432		$5,885

Weighted average OP Units - basic	79,336		79,023
Earnings per unit - basic:	$0.81		$0.20

Calculation of Earnings per Unit - diluted
Income from continuing operations	$64,244		$9,819
Income from continuing operations allocated to unvested restricted shares	(130)	(1)	(17)	(1)
Income from continuing operations available for common unitholders, adjusted	$64,114		$9,802

Income from discontinued operations	$433		$5,895
Income from discontinued operations allocated to unvested restricted shares	(1)	(1)	(10)	(1)
Income from discontinued operations available for common unitholders, adjusted	$432		$5,885

Weighted average OP Units - diluted	79,336		79,023
Earnings per unit - diluted:	$0.81		$0.20

(1) For both the three months ended March 31, 2015 and 2014, 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    MAA Equity

Total equity and its components for the three-month periods ended March 31, 2015 and 2014 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2014	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811
Net income			61,267		3,410	64,677
Other comprehensive loss - derivative instruments (cash flow hedges)				(2,041)	(114)	(2,155)
Issuance and registration of common shares	1	7				8
Shares repurchased and retired	—	(937)				(937)
Exercise of stock options	—	—				—
Shares issued in exchange for units	—	46			(46)	—
Shares issued in exchange from redeemable stock		—				—
Redeemable stock fair market value adjustment			(209)			(209)
Adjustment for noncontrolling interest ownership in operating partnership		128			(128)	—
Amortization of unearned compensation		1,462				1,462
Dividends on common stock ($0.7700 per share)			(58,034)		—	(58,034)
Dividends on noncontrolling interest units ($0.7700 per unit)					(3,226)	(3,226)
EQUITY BALANCE MARCH 31, 2015	$753	$3,619,976	$(726,062)	$(2,453)	$161,183	$3,053,397

	Mid-America Apartment Communities, Inc. Shareholders
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2013	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537
Net income			14,866		848	15,714
Other comprehensive income - derivative instruments (cash flow hedges)				2,583	144	2,727
Issuance and registration of common shares	1	226				227
Shares repurchased and retired	—	(285)				(285)
Exercise of stock options	1	1,774				1,775
Shares issued in exchange for units	—	744			(744)	—
Shares issued in exchange for redeemable stock		998				998
Redeemable stock fair market value			(631)			(631)
Adjustment for noncontrolling interest ownership in operating partnership		163			(163)	—
Amortization of unearned compensation		948				948
Dividends on common stock ($0.7300 per share)			(54,792)		—	(54,792)
Dividends on noncontrolling interest units ($0.7300 per unit)					(3,072)	(3,072)
EQUITY BALANCE MARCH 31, 2014	$749	$3,604,117	$(694,150)	$2,691	$163,739	$3,077,146

5.    MAALP Capital

Total capital and its components for the three-month periods ended March 31, 2015 and 2014 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792
Net income	3,410	61,267		64,677
Other comprehensive loss - derivative instruments (cash flow hedges)			(2,155)	(2,155)
Issuance of units		8		8
Units repurchased and retired		(937)		(937)
Exercise of unit options		—		—
General partner units issued in exchange for limited partner units	(46)	46		—
Units issued in exchange for redeemable units		—		—
Redeemable units fair market value adjustment		(209)		(209)
Adjustment for limited partners' capital at redemption value	(128)	128		—
Amortization of unearned compensation		1,462		1,462
Distributions ($0.7700 per unit)	(3,226)	(58,034)		(61,260)
CAPITAL BALANCE MARCH 31, 2015	$161,320	$2,894,589	$(2,531)	$3,053,378

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518
Net income	848	14,866		15,714
Other comprehensive income - derivative instruments (cash flow hedges)			2,727	2,727
Issuance of units		227		227
Units repurchased and retired		(285)		(285)
Exercise of unit options		1,775		1,775
General partner units issued in exchange for limited partner units	(744)	744		—
Units issued in exchange for redeemable units		998		998
Redeemable units fair market value adjustment		(631)		(631)
Adjustment for limited partners capital at redemption value	(201)	201		—
Amortization of unearned compensation		948		948
Distributions ($0.7300 per unit)	(3,072)	(54,792)		(57,864)
CAPITAL BALANCE MARCH 31, 2014	$163,577	$2,910,649	$2,901	$3,077,127

6.           Borrowings

The weighted average interest rate at March 31, 2015 for the $3.48 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.7% on $3.52 billion of debt outstanding at December 31, 2014. We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide secured and unsecured credit facilities. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this Report.

At March 31, 2015, we had $80.8 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional, secured variable rate debt outstanding at an average interest rate of 0.8% and $176.7 million of capped conventional, secured variable rate debt at an average interest rate of 0.9%. The interest rate on all other secured debt, totaling

$1.2 billion, was hedged or fixed at an average interest rate of 4.0%. Additionally, we had $1.9 billion of senior unsecured notes and term loans fixed at an average interest rate of 4.0% and a $500 million variable rate credit facility with an average interest rate of 1.3% with $179.0 million borrowed at March 31, 2015.

Credit Facilities

We maintain a total of $360.0 million of secured credit facilities with Prudential Mortgage Capital, which are credit enhanced by Fannie Mae, or the Fannie Mae Facilities. The Fannie Mae Facilities provide for both fixed and variable rate borrowings and have Fannie Mae rate tranches with maturities from 2015 through 2018. The interest rate on the variable portion renews every 90 days and is based on the Fannie Mae discount mortgage backed security rate on the date of renewal, which, for us, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facilities, plus a fee of 0.62%. Borrowings under the Fannie Mae Facilities totaled $320.8 million at March 31, 2015, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $270.8 million under the variable rate portion of the Fannie Mae facilities at an average rate of 0.8%. On February 17, 2015, we paid off $91.1 million related to a group of mortgages associated with the tax-free portion of the Fannie Mae Facilities. As part of this transaction, we recorded a $3.1 million loss on debt extinguishment, primarily due to the write-off of unamortized financing costs associated with these mortgages.

We also maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (the KeyBank Facility). The KeyBank facility includes an expansion option up to $800.0 million. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on a investment grade pricing grid and is currently bearing interest at 1.28%. This credit line expires in August 2017 with two six month extension options. At March 31, 2015, we had $496.2 million available to be borrowed under the KeyBank Facility with $179.0 million borrowed. Approximately $3.8 million of the KeyBank Facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities. Any such event could have a material adverse effect. We believe that we were in compliance with these covenants and conditions on usage at March 31, 2015.

Secured Property Mortgages

At March 31, 2015, we had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019 as well as a total of $11.7 million of a variable rate mortgage with an embedded cap rate of 7.0% at an interest rate of 3.1% with a maturity in 2015.

On January 30, 2015, we paid off a $15.2 million mortgage associated with the Farmington Village apartment community. We recorded a $0.2 million loss on debt extinguishment due to paying off the mortgage prior to maturity.

Unsecured Term Loans

We also have three term loans, one each with KeyBank, Wells Fargo, and US Bank. The KeyBank term loan has a balance of $150 million, matures in 2017, and has a variable interest rate of LIBOR plus a spread of 1.10% to 2.05% based on our credit ratings. The Wells Fargo term loan has a balance of $250 million and matures in 2018. The US Bank term loan has a balance of $150 million and matures in 2020. Both the Wells Fargo and US Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings. As of March 31, 2015, the KeyBank term loan was bearing interest at a rate of LIBOR plus 1.35%. As of March 31, 2015, the Wells Fargo and US Bank term loans were bearing interest at a rate of LIBOR plus 1.15%.

Guarantees

Of the debt mentioned above, MAA fully and unconditionally guarantees the following debt incurred by MAALP:

•	$360.0 million of the Fannie Mae facilities, of which $320.8 million has been borrowed as of March 31, 2015;

•	$500.0 million KeyBank credit facility, of which $179.0 million has been borrowed as of March 31, 2015;

•	$33.7 million of property mortgages, all of which has been borrowed as of March 31, 2015;

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of March 31, 2015; and

•	$550.0 million of term loans, all of which has been borrowed as of March 31, 2015

Borrowings Overview

The following table summarizes our outstanding debt structure as of March 31, 2015 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,096,580	4.0%	5/27/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	25,000	4.9%	6/1/2015
Total fixed rate secured debt	$1,171,580	4.0%	3/23/2019
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$245,785	0.8%	2/18/2017
Freddie Mac mortgages	11,704	3.1%	8/15/2015
Total variable rate secured debt	$257,489	0.9%	1/24/2017
Total Secured Debt	$1,429,069	3.5%	11/1/2018

Unsecured Debt
Variable rate credit facility	$179,000	1.3%	8/7/2017
Term loans fixed with swaps	$550,000	3.1%	11/10/2017
Fixed rate senior bonds	1,321,424	4.5%	12/3/2021
Total Unsecured Debt	$2,050,424	3.8%	6/15/2020

Total Outstanding Debt	$3,479,493	3.7%	6/29/2019

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we use interest rate swaps and interest rate caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014, we recorded ineffectiveness of $60,000 (increase to interest expense) and $4,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $5.5 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	6	$165,000,000
Interest Rate Swaps	8	$575,000,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, respectively.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheet as of March 31, 2015 and
December 31, 2014 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$34	$72	Fair market value of interest rate swaps	$15,007	$13,392

Total derivatives designated as hedging instruments		$34	$72		$15,007	$13,392

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$—	$6		$—	$—

Total derivatives not designated as hedging instruments		$—	$6		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, respectively.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three months ended March 31, 2015 and 2014 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31,	2015	2014		2015	2014		2015	2014

Interest rate contracts	$(4,347)	$(997)	Interest expense	$(2,192)	$(3,725)	Interest expense	$(60)	$(4)

Total derivatives in cash flow hedging relationships	$(4,347)	$(997)		$(2,192)	$(3,725)		$(60)	$(4)

Derivatives Not Designated as Hedging Instruments

Three months ended March 31,

Interest rate contracts						Interest expense	$(3)	$(69)

Total							$(3)	$(69)

Credit-Risk-Related Contingent Features

As of March 31, 2015, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $16.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $15.0 million at March 31, 2015.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2015, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $15.8 million.

Certain of our derivative contracts are credit enhanced by Fannie Mae.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $0.2 million as of March 31, 2015. Fannie Mae is currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached, and no collateral has been posted related to these agreements as of March 31, 2015.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$34	$—	$34	$—	$—	$34

Offsetting of Derivative Liabilities
As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$15,007	$—	$15,007	$—	$—	$15,007

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$78	$—	$78	$—	$—	$78

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$13,392	$—	$13,392	$—	$—	$13,392

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		for the three months ended March 31,
		2015	2014
Beginning balance		$(412)	$108
Other comprehensive loss before reclassifications		(4,347)	(997)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	2,192	3,725
Net current-period other comprehensive loss (income) attributable to noncontrolling interest		114	(145)
Net current-period other comprehensive (loss) income attributable to MAA		(2,041)	2,583
Ending balance		$(2,453)	$2,691

See also discussions in Note 8 to the Condensed Consolidated Financial Statements.

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

Fixed rate notes payable at March 31, 2015 and December 31, 2014, totaled $2.47 billion and $2.50 billion, respectively, and had estimated fair values of $2.55 billion and $2.54 billion (excluding prepayment penalties), respectively, as of March 31, 2015 and December 31, 2014. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2015 and December 31, 2014, totaled $1.01 billion and $1.02 billion, respectively, and had estimated fair values of $0.99 billion and $0.97 billion (excluding prepayment penalties), respectively, as of March 31, 2015 and December 31, 2014. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of March 31, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				March 31, 2015
Assets
Derivative financial instruments	$—	$34	$—	$34
Liabilities
Derivative financial instruments	$—	$15,007	$—	$15,007

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2014
Assets
Derivative financial instruments	$—	$78	$—	$78
Liabilities
Derivative financial instruments	$—	$13,392	$—	$13,392

The fair value estimates presented herein are based on information available to management as of March 31, 2015 and December 31, 2014.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 7 to the Condensed Consolidated Financial Statements.

9.           Shareholders' Equity of MAA

On March 31, 2015, 75,345,023 shares of common stock of MAA and 4,189,966 OP Units were issued and outstanding, representing a total of 79,534,989 shares and units. At March 31, 2014, 75,009,303 shares of common stock of MAA and 4,208,526 OP Units were outstanding, representing a total of 79,217,829 shares and units. There were 74,454 outstanding options as of March 31, 2015 compared to 296,583 outstanding options as of March 31, 2014.

During the three months ended March 31, 2015, 11,646 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2014, 6,554 shares were acquired for these purposes.

During the three months ended March 31, 2014, we issued 57,330 shares related to the exercise of stock options. These exercises resulted in proceeds of $1.8 million. During the three months ended March 31, 2015, there were no stock options exercised.

10.    Partners' Capital of Mid-America Apartments, L.P.

OP Units

As of March 31, 2015, there were 79,534,989 OP Units outstanding, 75,345,023, or 94.7%, of which were owned by MAA, the Operating Partnership's general partner. The remaining 4,189,966 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of March 31, 2014, there were 79,217,829 OP Units outstanding, 75,009,303, or 94.7%, of which were owned by MAA and 4,208,526 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of the Operating Partnership, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within the Operating Partnership's agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of Operating Partnership cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. MAA may delegate these and other powers granted if MAA remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of March 31, 2015, a total of 4,189,966 Class A OP Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,345,023 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income is allocated to the general partner and limited partners based on their respective ownership percentages of the OP Units. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to the Operating Partnership in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, the Operating Partnership generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of the Operating Partnership. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

At March 31, 2015, a total of 4,189,966 Class A OP Units were outstanding and redeemable for 4,189,966 shares of MAA common stock or approximately $323.8 million, based on the closing price of MAA’s common stock on March 31, 2015 of $77.27 per share, at MAA’s option. At March 31, 2014, a total of 4,208,526 Class A OP Units were outstanding and redeemable for 4,208,526 shares of MAA common stock or approximately $287.3 million, based on the closing price of MAA’s common stock on March 31, 2014 of $68.27 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

11.     Legal Proceedings

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourself against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any further range of reasonably possible loss, in connection with this matter.

In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters disclosed in this Note, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

As of March 31, 2015 and December 31, 2014, our accrual for loss contingencies was $12.4 million and $12.3 million in the aggregate, respectively.

12.           Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Colonial Village at North Arlington, Colonial Village at Vista Ridge, Greenbrook, Colonial Village at Inverness, Colonial Village at Charleston Place, Colonial Village at Huntleigh Woods, Colonial Village at Ashford Place, or Colonial Promenade Huntsville, which were sold during the year ended December 31, 2014, as discontinued operations. We also did not classify Vistas, Austin Chase, Fairways at Hartland, or Fountain Lake, which were sold during the three months ended March 31, 2015, as discontinued operations.

Willow Creek, one of the properties that we sold during the three months ended March 31, 2014, has been classified as discontinued operations in the Consolidated Statements of Operations. One additional property, Colonial Promenade Nord du Lac, was classified as held for sale as of March 31, 2015 and 2014 and is classified as discontinued operations as well. We expect to complete the sale of Colonial Promenade Nord du Lac during the second quarter of 2015. Willow Creek and Colonial Promenade Nord du Lac are included in discontinued operations because they were shown in discontinued operations as of December 31, 2013, and thus are not subject to ASU 2014-08.

The following table lists the communities classified as discontinued operations in the Consolidated Statements of Operations:

Community	Units/Sq. Ft.	Date Sold	Location	Operating Segment
Willow Creek	285	January 15, 2014	Columbus, Georgia	Non-same store and other
Colonial Promenade Nord du Lac	195,536	Held for Sale	Covington, Louisiana	Non-same store and other

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three-month periods ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014
Income from continuing operations:
Attributable to MAA	$60,857	$9,285
Attributable to noncontrolling interest	3,387	534
Income from continuing operations	$64,244	$9,819

Income from discontinued operations:
Attributable to MAA	$410	$5,581
Attributable to noncontrolling interest	23	314
Income from discontinued operations	$433	$5,895

The following is a summary of earnings from discontinued operations for MAA and MAALP for the three-month periods ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014
Revenues
Rental revenues	$742	$832
Other revenues	—	(5)
Total revenues	$742	$827
Expenses
Property operating expenses	$256	$314
Depreciation and amortization	—	42
Interest expense and other	53	55
Total expense	$309	$411
Income from discontinued operations before gain on sale	$433	$416
Net loss on insurance and other settlement proceeds on discontinued operations	—	(2)
Gain on sale of discontinued operations	—	5,481
Income from discontinued operations	$433	$5,895

13.           Segment Information

As of March 31, 2015, we owned or had an ownership interest in 265 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

Revenues and NOI for each reportable segment for the three-month periods ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Revenues
Large Market Same Store	$142,721	$135,078
Secondary Market Same Store	79,252	76,396
Non-Same Store and Other	35,838	31,916
Total property revenues	257,811	243,390
Management fee income	—	97
Total operating revenues	$257,811	$243,487

NOI
Large Market Same Store	$87,122	$81,220
Secondary Market Same Store	49,187	47,640
Non-Same Store and Other	21,594	18,766
Total NOI	157,903	147,626
Discontinued operations NOI included above	(486)	(1,599)
Management fee income	—	97
Depreciation and amortization	(73,112)	(90,013)
Acquisition expense	(339)	(11)
Property management expense	(8,493)	(7,011)
General and administrative expense	(6,566)	(4,342)
Merger related expenses	—	(2,076)
Integration costs	—	(3,842)
Interest and other non-property (expense) income	(157)	160
Interest expense	(29,931)	(30,676)
Loss on debt extinguishment/modification	(3,376)	—
Amortization of deferred financing costs	(917)	(1,311)
Gain on sale of depreciable real estate assets excluded from discontinued operations	30,228	2,564
Net casualty loss after insurance and other settlement proceeds	(19)	(10)
Income tax expense	(510)	(270)
Gain on sale of non-depreciable real estate assets	—	557
Gain (loss) from real estate joint ventures	19	(24)
Discontinued operations	433	5,895
Net income attributable to noncontrolling interests	(3,410)	(848)
Net income attributable to MAA	$61,267	$14,866

Assets for each reportable segment as of March 31, 2015 and December 31, 2014, were as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Assets
Large Market Same Store	$3,832,422	$1,253,995
Secondary Market Same Store	1,691,479	1,003,426
Non-Same Store and Other	1,206,734	4,506,951
Corporate assets	69,047	66,656
Total assets	$6,799,682	$6,831,028

The decrease in the Non-Same Store and Other category, and subsequent increase in both the Large Market Same Store and Secondary Market Same Store categories, are due to the properties acquired as part of the merger with Colonial being moved out of Non-Same Store and into Same Store as the criteria noted above have been met.

14.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the three months ended March 31, 2015:

Community	Location	Acres/Units	Date Acquired
River's Walk (2 outparcels)	Charleston, South Carolina	1.9	Q1 2015 - various
Residences at Burlington Creek	Kansas City, Missouri	298	January 15, 2015

The following chart shows our disposition activity for the three months ended March 31, 2015:

Community	Location	Units	Date Sold
Vistas	Macon, Georgia	144	February 26, 2015
Austin Chase	Macon, Georgia	256	February 26, 2015
Fairways at Hartland	Bowling Green, Kentucky	240	February 26, 2015
Fountain Lake	Brunswick, Georgia	113	March 25, 2015

In addition to the four properties sold during the three months ended March 31, 2015, we had 17 multifamily properties classified as Assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2015. See discussion in Note 16 to the Condensed Consolidated Financial Statements on the disposition of 14 of these 17 properties subsequent to the balance sheet date.

15.           Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest	This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.	This ASU is effective for annual periods ending after December 15, 2015; however, early adoption is permitted.
We are currently in the process of evaluating the impact of this ASU, but do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

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
We are currently in the process of evaluating the impact of this ASU, but do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

ASU 2014-09, Revenue from Contracts with Customers
This ASU establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.

This ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. There is a new proposal to extend the effective date to annual reporting periods beginning after December 15, 2017, with adoption permitted as early as the original effective date.

The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial condition and results of operations taken as a whole, but do not expect the impact to be material. We have not yet determined which method will be used for initial application.

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

16. Subsequent Events

Dispositions

On April 1, 2015, we sold four properties, totaling 640 units. This included the 120-unit Westbury Creek apartment community and the 192-unit Bradford Pointe apartment community located in Augusta, Georgia; the 144-unit Woodwinds apartment community and the 184-unit Colony at South Park apartment community located in Aiken, South Carolina.

On April 28, 2015, we sold the Craft Farms retail center located in Gulf Shores, Alabama.

On April 29, 2015, we sold ten apartment communities, totaling 2,110 units. This included the 200-unit Huntington Chase apartment community and the 304-unit Southland Station apartment community located in Warner Robins, Georgia; the 253-unit Sutton Place apartment community located in Horn Lake, Mississippi; the 100-unit Oaks apartment community, the 148-unit Bradford Chase apartment community, the 122-unit Woods of Post House apartment community, the 145-unit Post House North apartment community, the 150-unit Post House Jackson apartment community located in Jackson, Tennessee; the 208-unit Anatole apartment community located in Daytona Beach, Florida; and the 480-unit Paddock Park apartment community located in Ocala, Florida.

We expect to recognize total net gains on the sale of real estate assets of approximately $105 million for these subsequent dispositions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of March 31, 2015. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this Report.  Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Risk Associated with Forward Looking Statements

We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

•	inability to attract and retain qualified personnel;

•	potential liability for breaches of our privacy or information security systems;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs associated with laws requiring access for disabled persons; and

•	other risks identified in this Report and, from time to time, in other Reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Report is filed.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 25, 2015 for discussions of our critical accounting policies. During the three months ended March 31, 2015, there were no material changes to these policies.

Overview of the Three Months Ended March 31, 2015

We experienced an increase in income from continuing operations for the three months ended March 31, 2015 over the three months ended March 31, 2014 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 5.7% increase in our large market same store segment, a 3.7% increase in our secondary market same store segment and a 12.3% increase in our non-same store and other segment, which was primarily a result of acquisitions. The increase in expense came from a 3.2% increase in our large market same store segment and a 4.6% increase in our secondary market same store segment offset by a 0.1% decrease in our non-same store and other segment. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Properties	265	271
Units	81,976	83,324
Development Units	634	999
Average Effective Monthly Rent/Unit, excluding lease-up and development	$959.39	$900.86
Occupancy, excluding lease-up and development	95.8%	95.5%

See discussion of same store average rent per unit and occupancy comparisons in the Trends section below.

In addition to the multi-family assets detailed above, we also owned or owned an interest in three commercial properties totaling 293,000 square feet of leasable space at March 31, 2015.

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

The following is a discussion of our consolidated financial condition and results of operations for the three-month periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with all of the consolidated financial statements included in this Report.

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Property Revenues

The following table shows our property revenues by segment for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	Increase	Percentage Increase
Large Market Same Store	$142,721	$135,078	$7,643	5.7%
Secondary Market Same Store	79,252	76,396	2,856	3.7%
Same Store Portfolio	221,973	211,474	10,499	5.0%
Non-Same Store and Other	35,838	31,916	3,922	12.3%
Total	$257,811	$243,390	$14,421	5.9%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average rent per unit of 6.5%. The increase in property revenues from our non-same store and other group is primarily due to acquisitions.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$55,600	$53,858	$1,742	3.2%
Secondary Market Same Store	30,064	28,756	1,308	4.6%
Same Store Portfolio	85,664	82,614	3,050	3.7%
Non-Same Store and Other	14,730	14,749	(19)	(0.1)%
Total	$100,394	$97,363	$3,031	3.1%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes of $0.7 million, personnel expenses of $0.6 million, and water and sewer utilities of $0.2 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes of $0.4 million, personnel expenses of $0.4 million, and water and sewer utilities of $0.1 million.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	Decrease	Percentage Decrease
Large Market Same Store	$41,419	$53,217	$(11,798)	(22.2)%
Secondary Market Same Store	20,836	24,587	(3,751)	(15.3)%
Same Store Portfolio	62,255	77,804	(15,549)	(20.0)%
Non-Same Store and Other	10,857	12,209	(1,352)	(11.1)%
Total	$73,112	$90,013	$(16,901)	(18.8)%

The decrease in depreciation and amortization expense is primarily due to the decrease in the amortization of the fair value of in-place leases and resident relationships acquired as a result of the merger with Colonial of $20.4 million from the three months ended March 31, 2014 to the three months ended March 31, 2015. This decrease was offset by an increase in depreciation expense of $3.2 million from the three months ended March 31, 2014 to the three months ended March 31, 2015.

Property Management Expenses

Property management expenses for the three months ended March 31, 2015 were approximately $8.5 million, an increase of $1.5 million from the three months ended March 31, 2014. The majority of the increase was related to increases in software maintenance fees of $0.5 million, excise taxes of $0.2 million, and personnel expenses of $0.2 million.

General and Administrative Expenses

General and Administrative expenses for the three months ended March 31, 2015 were approximately $6.6 million, an increase of $2.2 million from the three months ended March 31, 2014. The majority of the increase was related to increases in personnel expenses of $0.7 million, employee medical insurance expenses of $0.5 million, and tax preparation fees of $0.3 million.

Merger and Integration Related Expenses

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $2.1 million for the three months ended March 31, 2014. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $3.8 million for the three months ended March 31, 2014. We did not incur any merger or integration related expenses for the three months ended March 31, 2015.

Debt Extinguishment

Loss on debt extinguishment for the three months ended March 31, 2015 was approximately $3.4 million. We did not incur a gain or loss on debt extinguishment during the three months ended March 31, 2014.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable real estate assets excluded from discontinued operations of $30.2 million for the three months ended March 31, 2015, an increase of $27.7 million from the three months ended March 31, 2014. The increase in the gain is caused by selling four properties during the three months ended March 31, 2015 versus only selling two properties during the three months ended March 31, 2014.

Discontinued Operations

We recorded a gain on sale of discontinued operations of $5.5 million during the three months ended March 31, 2014. We did not record a gain or loss on sale of discontinued operations during the three months ended March 31, 2015 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which resulted in dispositions being included in the gain on sale of depreciable real estate assets excluded from discontinued operations. See Note 15 to the Condensed Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2015 was approximately $3.4 million, an increase of $2.6 million from the three months ended March 31, 2014. This increase is primarily due to the increase in consolidated net income, which resulted from the factors listed above.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $46.4 million for the three months ended March 31, 2015 from the three months ended March 31, 2014.

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

The following table is a reconciliation of Core FFO and FFO to net income available for MAA common shareholders for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014
Net income available for MAA common shareholders	$61,267	$14,866
Depreciation and amortization of real estate assets	72,453	89,450
Depreciation and amortization of real estate assets of discontinued operations	—	42
Gain on sales of discontinued operations	—	(5,481)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(30,228)	(2,564)
Gain on disposition within unconsolidated entities	(12)	—
Depreciation and amortization of real estate assets of real estate joint ventures	6	199
Net income attributable to noncontrolling interests	3,410	848
Funds from operations	106,896	97,360
Acquisition expense	339	11
Merger related expenses	—	2,076
Integration related expenses	—	3,842
Gain on sale of non-depreciable real estate assets	—	(557)
Mark-to-market debt adjustment	(5,394)	(7,141)
Loss on debt extinguishment	3,376	—
Core funds from operations	$105,217	$95,591

FFO and Core FFO for the three months ended March 31, 2015 increased approximately $9.5 million and $9.6 million, respectively, from the three months ended March 31, 2014 primarily as a result of the increase in total property revenues of approximately $14.4 million discussed above that was only partially offset by the $3.0 million increase in property operating expenses.

Trends

During the three months ended March 31, 2015, demand for apartments was strong, as it was during the three months ended March 31, 2014. This strength was evident on two fronts: same store average physical occupancy during the three months ended March 31,2015 increased, averaging 95.6% occupancy for the quarter as compared to 95.1% for the three months ended March 31, 2014, while same store effective rent per unit also increased, up 4.0% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2015, we were invested in approximately 47 defined Metropolitan Statistical Areas, with approximately 64% of our multifamily assets, based on gross assets, in large markets and 36% of our multifamily assets in select secondary markets, which is in line with the Company's strategy.

New supply of rental units has increased in several key markets, and multifamily permitting increased in 2014 and continues to remain strong in early 2015. We believe this permitting will ultimately lead to a further increase in supply but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, has not been a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing through our revenue management system. Physical occupancy remained strong during the quarter and ended the quarter at 96.3%. As we move into the typically stronger spring leasing season, this level of physical occupancy should allow us to maximize pricing in the second quarter of 2015.

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

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing, and financing activities from the three months ended March 31, 2014 to the three months ended March 31, 2015 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $100.9 million for the three months ended March 31, 2015 from $96.1 million for the three months ended March 31, 2014. This change was a result of various items, including higher revenue as discussed above.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015 was $32.2 million compared to net cash provided by investing activities during the three months ended March 31, 2014 of $28.3 million. The primary drivers of this change are as follows:

	Cash inflow/(outflow) during the three months ended March 31,
	2015	2014	(Decrease)/Increase	Percentage (Decrease)/Increase
Proceeds from disposition of real estate assets	$52,770	$93,127	$(40,357)	(43.3)%
Development	$(5,034)	$(33,232)	$(28,198)	(84.9)%
Purchases of real estate and other assets	$(48,685)	$(24,857)	$23,828	95.9%
(Funding) return of escrow for future acquisitions	$(6,431)	$4,395	$(10,826)	(246.3)%
Distributions from real estate joint ventures	$6	$8,865	$(8,859)	(99.9)%

The decrease in proceeds from disposition of real estate assets resulted from the sale of four apartment communities during the three months ended March 31, 2015 compared to the sale of two commercial properties and five land parcels during the three months ended March 31, 2014. The decrease in cash outflows for development resulted from having three active development projects during the three months ended March 31, 2015 compared to having four development projects during the three months ended March 31, 2014. The increase in cash outflows from purchases of real estate and other assets resulted from the acquisition of one apartment community and two land parcels during the three months ended March 31, 2015 compared to the acquisition of two apartment communities during the three months ended March 31, 2014. The apartment communities acquired during the three months ended March 31, 2014 included debt assumptions, which reduced the amount of cash paid for these properties. The decrease in cash inflows from (funding) return of escrow for future acquisitions resulted from having funds in escrow for 1031(b) transactions during the three months ended March 31, 2015 compared to the release of funds held in escrow for 1031(b) transactions that expired during the three months ended March 31, 2014. The decrease in cash inflows from distributions from real estate joint ventures primarily resulted from the receipt of funds from the sale of two joint venture properties during the three months ended March 31, 2014. No joint venture properties were sold during the three months ended March 31, 2015.

Financing Activities

Net cash used in financing activities decreased to $75.8 million for the three months ended March 31, 2015 from $91.8 million for the three months ended March 31, 2014. The primary drivers of this change are as follows:

	Cash inflow/(outflow) during the three months ended March, 31
	2015	2014	(Decrease)/Increase	Percentage (Decrease)/Increase
Net change in credit lines	$3,885	$(17,936)	$(21,821)	(121.7)%
Dividends paid on common shares	$(57,840)	$(54,661)	$3,179	5.8%
Exercise of stock options	$—	$1,775	$(1,775)	(100.0)%

The decrease in cash outflows from the net change in credit lines resulted from the borrowing of $120.0 million on our KeyBank unsecured credit facility and the repayment of $116.1 million on our Fannie Mae secured credit facility during the three months ended March 31, 2015 compared to the repayment of $17.9 million on our Fannie Mae secured tax free facility during the three months ended March 31, 2014. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.77 per share during the three months ended March 31, 2015 from $0.73 per share during the three months ended March 31, 2014. The decrease in cash inflows from the exercise of stock options resulted from the exercise of approximately 57,000 stock options during the three months ended March 31, 2014 compared to no stock options being exercised during the three months ended March 31, 2015.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to unitholders and dividends paid on common and preferred shares for both the three months ended March 31, 2015 and 2014 . While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue, from time to time equity or debt securities.

Equity

As of March 31, 2015, we owned 75,345,023 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,189,966 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,189,966 shares of our common stock, which as of March 31, 2015, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the Condensed Consolidated Financial Statements.

Debt

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2015 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,171,580	4.0	4.0%
Conventional - Variable Rate - Capped (1)	176,704	1.4	0.9%
Total Fixed or Hedged Rate Maturity	$1,348,284	3.6	3.6%
Conventional - Variable Rate (2)	80,785	0.1	0.8%
Total Secured Rate Maturity	$1,429,069	3.4	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$1,871,424	5.0	4.0%
Variable Rate	179,000	0.1	1.3%
Total Unsecured Rate Maturity	$2,050,424	4.5	3.8%
TOTAL DEBT RATE MATURITY	$3,479,493	4.1	3.7%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,219,708	4.4	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps.

(2)	Includes $11.7 million of a mortgage with an imbedded cap at a 7% all-in interest rate.

As of March 31, 2015, we had entered into interest rate swaps totaling a notional amount of $575.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $165.0 million as of March 31, 2015.

The following schedule outlines the contractual maturity dates of our outstanding debt as of March 31, 2015 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	KeyBank Unsecured	Other Secured	Other Unsecured	Total
2015	$80,785	$—	$45,430	$189,618	$315,833
2016	80,000	—	35,208	78,202	$193,410
2017	80,000	179,000	62,538	168,101	$489,639
2018	80,000	—	93,722	300,485	$474,207
2019	—	—	556,184	20,000	$576,184
Thereafter	—	—	315,202	1,115,018	$1,430,220
Total	$320,785	$179,000	$1,108,284	$1,871,424	$3,479,493

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt as of March 31, 2015 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2015	$218,659	$25,000	$243,659	5.4%	$51,703	$295,362
2016	110,454	—	110,454	5.9%	75,000	185,454
2017	130,538	300,000	430,538	2.2%	25,000	455,538
2018	143,722	250,000	393,722	2.9%	25,000	418,722
2019	556,184	—	556,184	5.7%	—	556,184
Thereafter	1,308,448	—	1,308,448	4.4%	—	1,308,448
Total	$2,468,005	$575,000	$3,043,005	4.3%	$176,703	$3,219,708

At March 31, 2015, we had secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by Fannie Mae, and a $500.0 million bank unsecured facility with a syndicate of banks. Together, these credit facilities provided a total line capacity of $860.0 million with all but $43.0 million collateralized and available to borrow at March 31, 2015. We had total borrowings outstanding under these credit facilities of $499.8 million at March 31, 2015.

Secured Credit Facilities

We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $320.8 million of our outstanding debt through our Fannie Mae Facilities, as defined below, as of March 31, 2015.

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

Approximately 9.2% of our outstanding obligations at March 31, 2015 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $360.0 million, of which $320.8 million was collateralized and available to borrow at March 31, 2015. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $320.8 million at March 31, 2015. Various Fannie Mae rate tranches of the Fannie Mae Facilities mature from 2015 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Unsecured Credit Facilities

On August 7, 2013, our Operating Partnership entered into a $500.0 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This credit facility replaces our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of March 31, 2015, we had $179.0 million borrowed under this facility. This facility serves as our primary source of short term liquidity and has an accordion feature to expand its capacity to $800.0 million.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at March 31, 2015.

The $250.0 million Wells Fargo term loan bore interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time. The loan matures on August 1, 2018. On July 25, 2014, we repriced the Wells Fargo term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity date was not changed. As of March 31, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million U.S. Bank National Association term loan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and was set to mature on May 11, 2017. On October 1, 2014, we repriced the US Bank term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity was extended to March 1, 2020. As of March 31, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with KeyBank and J.P. Morgan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% and matures on March 1, 2017. As of March 31, 2015, this loan was bearing interest at a rate of LIBOR plus 1.35%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of March 31, 2015, we have approximately $1.0 billion of publicly issued bonds and $310.0 million of private placement notes. These notes are longer term in nature and usually mature within five to 12 years.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of March 31, 2015, we have $1.1 billion of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of March 31, 2015 (dollars in thousands):

Contractual Obligations (1)	2015	2016	2017	2018	2019	Thereafter	Total
Long-Term Debt Obligations (2)	$502,337	$202,176	$317,795	$426,739	$564,328	$1,466,118	$3,479,493
Fixed Rate or
Swapped Interest (3)	81,310	84,281	72,842	63,588	54,824	163,772	520,617
Purchase Obligations (4)	1,086	—	—	—	—	—	1,086
Operating Lease Obligations	274	244	240	174	—	—	932
Total	$585,007	$286,701	$390,877	$490,501	$619,152	$1,629,890	$4,002,128

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the Condensed Consolidated Financial Statements.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At March 31, 2015, and 2014, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 14 to the Condensed Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method for the joint ventures in which we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2014. We believe that our current property and casualty insurance program provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all residential leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

Note 15 to the condensed consolidated financial statements provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

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

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Report).

Changes in Internal Controls

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourself against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

For more information regarding our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows our repurchases of shares for the three-month period ended March 31, 2015:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2015 - January 31, 2015	—	$—	—	2,138,000
February 1, 2015 - February 28, 2015	—	$—	—	2,138,000
March 1, 2015 - March 31, 2015	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Report.

Exhibit Number	Exhibit Description
10.1 †	Form of Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan
12.1	Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended March 31, 2015, filed with the SEC on May 1, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 1, 2015	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 1, 2015	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1 †	Form of Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan
12.1	Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended March 31, 2015, filed with the SEC on May 1, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

† Management contract or compensatory plan or arrangement.