Form 10-Q
period 2015-06-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2015-07-31
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

Mid-America Apartment Communities, Inc.	YES ☒	NO ☐
Mid-America Apartments, L.P.	YES ☒	NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Mid-America Apartment Communities, Inc.	YES ☒	NO ☐
Mid-America Apartments, L.P.	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	July 27, 2015
Common Stock, $0.01 par value	75,374,868

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or Report, combines the Reports for the quarter ended June 30, 2015 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 94.7% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic Reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Report to "MAA" refer only to Mid-America Apartment Communities, Inc., and not to any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as "OP Units" and the holders of the OP Units are referred to as "unitholders".

As of June 30, 2015, MAA owned 75,375,027 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

•
certain accompanying notes to the financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; and Note 9 - Shareholders' Equity of MAA and Note 10 - Partners' Capital of Mid-America Apartments, L.P.;

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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$904,504	$913,408
Buildings and improvements	6,705,727	6,781,210
Furniture, fixtures and equipment	214,943	214,742
Development and capital improvements in progress	69,975	80,772
	7,895,149	7,990,132
Less accumulated depreciation	(1,338,726)	(1,358,400)
	6,556,423	6,631,732

Undeveloped land	52,629	55,997
Corporate properties, net	8,331	7,988
Investments in real estate joint ventures	1,809	1,791
Assets held for sale	64,265	—
Real estate assets, net	6,683,457	6,697,508

Cash and cash equivalents	30,030	26,653
Restricted cash	53,406	28,181
Deferred financing costs, net	12,764	17,812
Other assets	62,149	61,119
Goodwill	1,607	2,321
Total assets	$6,843,413	$6,833,594

Liabilities and equity:
Liabilities:
Secured notes payable	$1,413,793	$1,592,116
Unsecured notes payable	2,028,451	1,932,399
Accounts payable	11,884	8,395
Fair market value of interest rate swaps	13,071	13,392
Accrued expenses and other liabilities	215,134	219,044
Security deposits	11,281	10,526
Liabilities associated with assets held for sale	1,216	—
Total liabilities	3,694,830	3,775,872

Redeemable stock	6,298	5,911

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,375,027 and 75,267,675 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (1)	754	752
Additional paid-in capital	3,622,323	3,619,270
Accumulated distributions in excess of net income	(647,413)	(729,086)
Accumulated other comprehensive income (loss)	952	(412)
Total MAA shareholders' equity	2,976,616	2,890,524
Noncontrolling interest	165,669	161,287
Total equity	3,142,285	3,051,811
Total liabilities and equity	$6,843,413	$6,833,594

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for June 30, 2015 and December 31, 2014 are 86,495 and 87,818, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2015 and 2014
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating revenues:
Rental revenues	$236,165	$223,361	$471,106	$445,111
Other property revenues	22,726	21,883	46,337	44,285
Total property revenues	258,891	245,244	517,443	489,396
Management fee income	—	61	—	143
Total operating revenues	258,891	245,305	517,443	489,539
Property operating expenses:
Personnel	25,872	25,195	51,533	50,118
Building repairs and maintenance	7,778	7,533	14,403	14,298
Real estate taxes and insurance	32,805	30,829	66,126	62,103
Utilities	21,596	21,559	43,673	43,141
Landscaping	5,687	6,040	11,132	11,489
Other operating	7,118	6,742	14,638	14,377
Depreciation and amortization	74,396	69,631	147,508	159,644
Total property operating expenses	175,252	167,529	349,013	355,170
Acquisition expense	1,159	947	1,499	958
Property management expenses	6,986	9,579	15,478	16,590
General and administrative expenses	6,657	5,212	13,224	9,554
Merger related expenses	—	795	—	2,871
Integration related expenses	—	3,151	—	6,993
Income from continuing operations before non-operating items	68,837	58,092	138,229	97,403
Interest and other non-property income (expense)	29	899	(180)	1,040
Interest expense	(29,528)	(30,163)	(59,459)	(60,839)
Loss on debt extinguishment	(3)	—	(3,379)	—
Amortization of deferred financing costs	(905)	(1,174)	(1,822)	(2,485)
Net casualty gain (loss) after insurance and other settlement proceeds	510	(295)	490	(305)
Gain on sale of depreciable real estate assets excluded from discontinued operations	105,182	3,658	135,410	6,222
Gain (loss) on sale of non-depreciable real estate assets	172	(22)	172	535
Income before income tax expense	144,294	30,995	209,461	41,571
Income tax expense	(398)	(523)	(907)	(793)
Income from continuing operations before joint venture activity	143,896	30,472	208,554	40,778
(Loss) gain from real estate joint ventures	(23)	2,919	(4)	2,895
Income from continuing operations	143,873	33,391	208,550	43,673
Discontinued operations:
Loss from discontinued operations before gain on sale	—	(4)	—	(51)
Net casualty loss after insurance and other settlement proceeds on discontinued operations	—	(1)	—	(3)
Gain on sale of discontinued operations	—	—	—	5,481
Consolidated net income	143,873	33,386	208,550	49,100
Net income attributable to noncontrolling interests	7,574	1,773	10,984	2,621
Net income available for MAA common shareholders	$136,299	$31,613	$197,566	$46,479

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$1.81	$0.42	$2.62	$0.55
Discontinued property operations	—	—	—	0.07
Net income available for common shareholders	$1.81	$0.42	$2.62	$0.62

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$1.81	$0.42	$2.62	$0.55
Discontinued property operations	—	—	—	0.07
Net income available for common shareholders	$1.81	$0.42	$2.62	$0.62

Dividends declared per common share	$0.77	$0.73	$1.54	$1.46
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated net income	$143,873	$33,386	$208,550	$49,100
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	1,804	(7,403)	(2,543)	(8,400)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,791	3,085	3,983	6,810
Total comprehensive income	147,468	29,068	209,990	47,510
Less: comprehensive loss attributable to noncontrolling interests	(7,764)	(1,542)	(11,060)	(2,534)
Comprehensive income attributable to MAA	$139,704	$27,526	$198,930	$44,976

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$208,550	$49,100
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(820)	(12)
Depreciation and amortization	149,587	162,099
Stock compensation expense	2,763	2,045
Redeemable stock issued	560	507
Amortization of debt premium	(10,339)	(14,648)
Loss (gain) from investments in real estate joint ventures	6	(2,878)
Loss on debt extinguishment	2,785	—
Derivative interest (credit) expense	(1,021)	402
Settlement of forward swaps	—	(3,625)
Gain on sale of non-depreciable real estate assets	(172)	(535)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(135,410)	(6,222)
Gain on sale of discontinued operations	—	(5,481)
Net casualty (gain) loss and other settlement proceeds	(490)	308
Changes in assets and liabilities:
Restricted cash	1,720	(5,183)
Other assets	8,562	11,134
Accounts payable	344	229
Accrued expenses and other	(1,204)	594
Security deposits	1,109	526
Net cash provided by operating activities	226,530	188,360
Cash flows from investing activities:
Purchases of real estate and other assets	(161,892)	(141,795)
Normal capital improvements	(48,099)	(45,695)
Construction capital and other improvements	(3,873)	(5,271)
Renovations to existing real estate assets	(12,747)	(7,801)
Development	(14,420)	(46,346)
Distributions from real estate joint ventures	6	11,541
Contributions to real estate joint ventures	(30)	—
Proceeds from disposition of real estate assets	238,849	125,640
Funding of escrow for future acquisitions	(26,945)	(16,742)
Net cash used in investing activities	(29,151)	(126,469)
Cash flows from financing activities:
Net change in credit lines	(16,115)	(181,183)
Proceeds from notes payable	—	396,180
Principal payments on notes payable	(55,199)	(230,952)
Payment of deferred financing costs	(178)	(3,395)
Repurchase of common stock	(945)	(336)
Proceeds from issuances of common shares	184	575
Exercise of stock options	420	9,544
Distributions to noncontrolling interests	(6,443)	(6,158)
Dividends paid on common shares	(115,726)	(109,414)
Net cash used in financing activities	(194,002)	(125,139)
Net increase (decrease) in cash and cash equivalents	3,377	(63,248)
Cash and cash equivalents, beginning of period	26,653	89,333
Cash and cash equivalents, end of period	$30,030	$26,085

Supplemental disclosure of cash flow information:
Interest paid	$71,596	$75,818
Income taxes paid	$2,051	$1,596
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$184	$799
Accrued construction in progress	$11,165	$8,458
Interest capitalized	$964	$850
Marked-to-market adjustment on derivative instruments	$2,484	$1,633
Fair value adjustment on debt assumed	$—	$1,651
Loan assumption	$—	$31,692
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(Dollars in thousands, except unit data)

	June 30, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$904,504	$913,408
Buildings and improvements	6,705,727	6,781,210
Furniture, fixtures and equipment	214,943	214,742
Development and capital improvements in progress	69,975	80,772
	7,895,149	7,990,132
Less accumulated depreciation	(1,338,726)	(1,358,400)
	6,556,423	6,631,732

Undeveloped land	52,629	55,997
Corporate properties, net	8,331	7,988
Investments in real estate joint ventures	1,809	1,791
Assets held for sale	64,265	—
Real estate assets, net	6,683,457	6,697,508

Cash and cash equivalents	30,030	26,653
Restricted cash	53,406	28,181
Deferred financing costs, net	12,764	17,812
Other assets	62,149	61,119
Goodwill	1,607	2,321
Total assets	$6,843,413	$6,833,594

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,413,793	$1,592,116
Unsecured notes payable	2,028,451	1,932,399
Accounts payable	11,884	8,395
Fair market value of interest rate swaps	13,071	13,392
Accrued expenses and other liabilities	215,134	219,044
Security deposits	11,281	10,526
Due to general partner	19	19
Liabilities associated with assets held for sale	1,216	—
Total liabilities	3,694,849	3,775,891

Redeemable units	6,298	5,911

Capital:
General partner: 75,375,027 OP Units outstanding at June 30, 2015 and 75,267,675 OP Units outstanding at December 31, 2014 (1)	2,975,586	2,890,858
Limited partners: 4,186,369 OP Units outstanding at June 30, 2015 and 4,191,152 OP Units outstanding at December 31, 2014 (1)	165,616	161,310
Accumulated other comprehensive income (loss)	1,064	(376)
Total capital	3,142,266	3,051,792
Total liabilities and capital	$6,843,413	$6,833,594

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at June 30, 2015 and December 31, 2014 are 86,495 and 87,818, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2015 and 2014
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating revenues:
Rental revenues	$236,165	$223,361	$471,106	$445,111
Other property revenues	22,726	21,883	46,337	44,285
Total property revenues	258,891	245,244	517,443	489,396
Management fee income	—	61	—	143
Total operating revenues	258,891	245,305	517,443	489,539
Property operating expenses:
Personnel	25,872	25,195	51,533	50,118
Building repairs and maintenance	7,778	7,533	14,403	14,298
Real estate taxes and insurance	32,805	30,829	66,126	62,103
Utilities	21,596	21,559	43,673	43,141
Landscaping	5,687	6,040	11,132	11,489
Other operating	7,118	6,742	14,638	14,377
Depreciation and amortization	74,396	69,631	147,508	159,644
Total property operating expenses	175,252	167,529	349,013	355,170
Acquisition expense	1,159	947	1,499	958
Property management expenses	6,986	9,579	15,478	16,590
General and administrative expenses	6,657	5,212	13,224	9,554
Merger related expenses	—	795	—	2,871
Integration related expenses	—	3,151	—	6,993
Income from continuing operations before non-operating items	68,837	58,092	138,229	97,403
Interest and other non-property income (expense)	29	899	(180)	1,040
Interest expense	(29,528)	(30,163)	(59,459)	(60,839)
Loss on debt extinguishment	(3)	—	(3,379)	—
Amortization of deferred financing costs	(905)	(1,174)	(1,822)	(2,485)
Net casualty gain (loss) after insurance and other settlement proceeds	510	(295)	490	(305)
Gain on sale of depreciable real estate assets excluded from discontinued operations	105,182	3,658	135,410	6,222
Gain (loss) on sale of non-depreciable real estate assets	172	(22)	172	535
Income before income tax expense	144,294	30,995	209,461	41,571
Income tax expense	(398)	(523)	(907)	(793)
Income from continuing operations before joint venture activity	143,896	30,472	208,554	40,778
(Loss) gain from real estate joint ventures	(23)	2,919	(4)	2,895
Income from continuing operations	143,873	33,391	208,550	43,673
Discontinued operations:
Loss from discontinued operations before gain on sale	—	(4)	—	(51)
Net casualty loss after insurance and other settlement proceeds on discontinued operations	—	(1)	—	(3)
Gain on sale of discontinued operations	—	—	—	5,481
Net income available for Mid-America Apartments, L.P. common unitholders	$143,873	$33,386	$208,550	$49,100

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$1.81	$0.42	$2.62	$0.55
Income from discontinued operations available for common unitholders	—	—	—	0.07
Net income available for common unitholders	$1.81	$0.42	$2.62	$0.62

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$1.81	$0.42	$2.62	$0.55
Income from discontinued operations available for common unitholders	—	—	—	0.07
Net income available for common unitholders	$1.81	$0.42	$2.62	$0.62

Distributions declared per common unit	$0.77	$0.73	$1.54	$1.46

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available for Mid-America Apartments, L.P. common unitholders	$143,873	$33,386	$208,550	$49,100
Other comprehensive income:
Unrealized gain (loss) from the effective portion of derivative instruments	1,804	(7,403)	(2,543)	(8,400)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,791	3,085	3,983	6,810
Comprehensive income attributable to Mid-America Apartments, L.P.	$147,468	$29,068	$209,990	$47,510

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$208,550	$49,100
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(820)	(12)
Depreciation and amortization	149,587	162,099
Stock compensation expense	2,763	2,045
Redeemable units issued	560	507
Amortization of debt premium	(10,339)	(14,648)
Loss (gain) from investments in real estate joint ventures	6	(2,878)
Loss on debt extinguishment	2,785	—
Derivative interest (credit) expense	(1,021)	402
Settlement of forward swaps	—	(3,625)
Gain on sale of non-depreciable real estate assets	(172)	(535)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(135,410)	(6,222)
Gain on sale of discontinued operations	—	(5,481)
Net casualty (gain) loss and other settlement proceeds	(490)	308
Changes in assets and liabilities:
Restricted cash	1,720	(5,183)
Other assets	8,562	11,134
Accounts payable	344	229
Accrued expenses and other	(1,204)	594
Security deposits	1,109	526
Net cash provided by operating activities	226,530	188,360
Cash flows from investing activities:
Purchases of real estate and other assets	(161,892)	(141,795)
Normal capital improvements	(48,099)	(45,695)
Construction capital and other improvements	(3,873)	(5,271)
Renovations to existing real estate assets	(12,747)	(7,801)
Development	(14,420)	(46,346)
Distributions from real estate joint ventures	6	11,541
Contributions to real estate joint ventures	(30)	—
Proceeds from disposition of real estate assets	238,849	125,640
Funding of escrow for future acquisitions	(26,945)	(16,742)
Net cash used in investing activities	(29,151)	(126,469)
Cash flows from financing activities:
Net change in credit lines	(16,115)	(181,183)
Proceeds from notes payable	—	396,180
Principal payments on notes payable	(55,199)	(230,952)
Payment of deferred financing costs	(178)	(3,395)
Repurchase of common units	(945)	(336)
Proceeds from issuances of common units	184	575
Exercise of unit options	420	9,544
Distributions paid on common units	(122,169)	(115,572)
Net cash used in financing activities	(194,002)	(125,139)
Net increase (decrease) in cash and cash equivalents	3,377	(63,248)
Cash and cash equivalents, beginning of period	26,653	89,333
Cash and cash equivalents, end of period	$30,030	$26,085

Supplemental disclosure of cash flow information:
Interest paid	$71,596	$75,818
Income taxes paid	$2,051	$1,596
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$11,165	$8,458
Interest capitalized	$964	$850
Marked-to-market adjustment on derivative instruments	$2,484	$1,633
Fair value adjustment on debt assumed	$—	$1,651
Loan assumption	$—	$31,692
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
June 30, 2015 and 2014
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

As of June 30, 2015, MAA owned 75,375,027 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

As of June 30, 2015, we owned and operated 254 apartment communities comprising 79,977 apartments located in 14 states principally through the Operating Partnership.

As of June 30, 2015, we had four development communities under construction totaling 806 units, with 115 units completed. Total expected costs for the development projects are $118.8 million, of which $55.1 million has been incurred through June 30, 2015. We expect to complete construction on the first project by the third quarter of 2015, the second project by the fourth quarter of 2015, the third project by the third quarter of 2016, and the fourth project by the second quarter of 2017. Five of our multifamily properties include retail components with approximately 163,000 square feet of gross leasable area. We also have one wholly owned commercial property, which we acquired through our merger with Colonial Properties Trust, or Colonial, with approximately 196,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to prior period numbers. In our Form 10-Q for the three and six months ended June 30, 2014, we reported approximately $0.3 million and $0.7 million, respectively, in permits and fees and general maintenance costs in the Other operating expense line of our Condensed Consolidated Statement of Operations. These costs have been reclassified to Building repairs and maintenance for the three and six months ended June 30, 2014, presented in the Condensed Consolidated Statement of Operations included in this Report. In our Form 10-Q for the three and six months ended June 30, 2014, we also reported approximately $8.3 million and $16.4 million, respectively, primarily for cable TV, trash removal, and telephone costs, in the Other operating expense line of our Condensed Consolidated Statement of Operations. These costs have been reclassified to Utilities for the three and six months ended June 30, 2014, presented in the Condensed Consolidated Statement of Operations included in this Report. In our Form 10-K for the year ended December 31, 2014, we reported approximately $36.5 million as Assets held for sale, excluded from Real estate assets, net. These assets have been reclassified to Assets held for use within the applicable line items in the Condensed Consolidated Balance Sheet included in this Report. See further discussion on the held for sale reclassification in Note 12 to these condensed consolidated financial statements. These changes have been made in order to provide better insight into our property operating expenses and balance sheet position.

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

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and six months ended June 30, 2015 and 2014, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Shares Outstanding
Weighted average common shares - basic	75,168		74,948		75,157		74,876
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	—	(2)	—	(2)	—	(2)	162
Weighted average common shares - diluted	75,168		74,948		75,157		75,038

Calculation of Earnings per Share - basic
Income from continuing operations	$143,873		$33,391		$208,550		$43,673
Income from continuing operations attributable to noncontrolling interests	(7,574)		(1,773)		(10,984)		(2,332)
Income from continuing operations allocated to unvested restricted shares	(337)		(64)		(446)		(81)
Income from continuing operations available for common shareholders, adjusted	$135,962		$31,554		$197,120		$41,260

Income from discontinued operations	$—		$(5)		$—		$5,427
Income from discontinued operations attributable to noncontrolling interest	—		—		—		(289)
Income from discontinued operations allocated to unvested restricted shares	—		—		—		(10)
Income from discontinued operations available for common shareholders, adjusted	$—		$(5)		$—		$5,128

Weighted average common shares - basic	75,168		74,948		75,157		74,876
Earnings per share - basic	$1.81		$0.42		$2.62		$0.62

Calculation of Earnings per Share - diluted
Income from continuing operations	$143,873		$33,391		$208,550		$43,673
Income from continuing operations attributable to noncontrolling interests	(7,574)	(1)	(1,773)	(1)	(10,987)	(1)	(2,332)	(1)
Income from continuing operations allocated to unvested restricted shares	(337)	(2)	(64)	(2)	(446)	(2)	—
Income from continuing operations available for common shareholders, adjusted	$135,962		$31,554		$197,117		$41,341

Income from discontinued operations	$—		$(5)		$—		$5,427
Income from discontinued operations attributable to noncontrolling interest	—		—		—		(289)	(1)
Income from discontinued operations allocated to unvested restricted shares	—		—		—		—
Income from discontinued operations available for common shareholders, adjusted	$—		$(5)		$—		$5,138

Weighted average common shares - diluted	75,168		74,948		75,157		75,038
Earnings per share - diluted	$1.81		$0.42		$2.62		$0.62

(1) For both the three and six months ended June 30, 2015 and 2014, 4.2 million operating partnership units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For both the three and six months ended June 30, 2015 and the three months ended June 30, 2014, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three and six months ended June 30, 2015 and 2014 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Units Outstanding
Weighted average OP Units - basic	79,356		79,156		79,346		79,090
Effect of dilutive securities	—	(1)	—	(1)	—	(1)	162
Weighted average OP Units - diluted	79,356		79,156		79,346		79,252

Calculation of Earnings per Unit - basic
Income from continuing operations	$143,873		$33,391		$208,550		$43,673
Income from continuing operations allocated to unvested restricted shares	(337)		(64)		(446)		(81)
Income from continuing operations available for common unitholders, adjusted	$143,536		$33,327		$208,104		$43,592

Income from discontinued operations	$—		$(5)		$—		$5,427
Income from discontinued operations allocated to unvested restricted shares	—		—		—		(10)
Income from discontinued operations available for common unitholders, adjusted	$—		$(5)		$—		$5,417

Weighted average OP Units - basic	79,356		79,156		79,346		79,090
Earnings per unit - basic:	$1.81		$0.42		$2.62		$0.62

Calculation of Earnings per Unit - diluted
Income from continuing operations	$143,873		$33,391		$208,550		$43,673
Income from continuing operations allocated to unvested restricted shares	(337)	(1)	(64)	(1)	(446)	(1)	—
Income from continuing operations available for common unitholders, adjusted	$143,536		$33,327		$208,104		$43,673

Income from discontinued operations	$—		$(5)		$—		$5,427
Income from discontinued operations allocated to unvested restricted shares	—		—		—		—
Income from discontinued operations available for common unitholders, adjusted	$—		$(5)		$—		$5,427

Weighted average OP Units - diluted	79,356		79,156		79,346		79,252
Earnings per unit - diluted:	$1.81		$0.42		$2.62		$0.62

(1) For both the three and six months ended June 30, 2015 and the three months ended June 30, 2014, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    MAA Equity

Total equity and its components for the six-month periods ended June 30, 2015 and 2014 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2014	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811
Net income			197,566		10,984	208,550
Other comprehensive income - derivative instruments (cash flow hedges)				1,364	76	1,440
Issuance and registration of common shares	2	182				184
Shares repurchased and retired	—	(945)				(945)
Exercise of stock options	—	420				420
Shares issued in exchange for units	—	184			(184)	—
Redeemable stock fair market value adjustment			173			173
Adjustment for noncontrolling interest ownership in operating partnership		45			(45)	—
Amortization of unearned compensation		3,167				3,167
Dividends on common stock ($1.54 per share)			(116,066)		—	(116,066)
Dividends on noncontrolling interest units ($1.54 per unit)					(6,449)	(6,449)
EQUITY BALANCE JUNE 30, 2015	$754	$3,622,323	$(647,413)	$952	$165,669	$3,142,285

	Mid-America Apartment Communities, Inc. Shareholders Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2013	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537
Net income			46,479		2,621	49,100
Other comprehensive loss - derivative instruments (cash flow hedges)				(1,503)	(87)	(1,590)
Issuance and registration of common shares	2	573				575
Shares repurchased and retired	—	(336)				(336)
Exercise of stock options	2	9,542				9,544
Shares issued in exchange for units	—	799			(799)	—
Shares issued in exchange for redeemable stock		998				998
Redeemable stock fair market value adjustment			(848)			(848)
Adjustment for noncontrolling interest ownership in operating partnership		51			(51)	—
Amortization of unearned compensation		2,045				2,045
Dividends on common stock ($1.46 per share)			(109,680)		—	(109,680)
Dividends on noncontrolling interest units ($1.46 per unit)					(6,143)	(6,143)
EQUITY BALANCE JUNE 30, 2014	$751	$3,613,221	$(717,642)	$(1,395)	$162,267	$3,057,202

5.    MAALP Capital

Total capital and its components for the six-month periods ended June 30, 2015 and 2014 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792
Net income	10,984	197,566		208,550
Other comprehensive income - derivative instruments (cash flow hedges)			1,440	1,440
Issuance of units		184		184
Units repurchased and retired		(945)		(945)
Exercise of unit options		420		420
General partner units issued in exchange for limited partner units	(184)	184		—
Redeemable units fair market value adjustment		173		173
Adjustment for limited partners' capital at redemption value	(45)	45		—
Amortization of unearned compensation		3,167		3,167
Distributions ($1.54 per unit)	(6,449)	(116,066)		(122,515)
CAPITAL BALANCE JUNE 30, 2015	$165,616	$2,975,586	$1,064	$3,142,266

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518
Net income	2,621	46,479		49,100
Other comprehensive loss - derivative instruments (cash flow hedges)			(1,590)	(1,590)
Issuance of units		575		575
Units repurchased and retired		(336)		(336)
Exercise of unit options		9,544		9,544
General partner units issued in exchange for limited partner units	(799)	799		—
Units issued in exchange for redeemable units		998		998
Redeemable units fair market value adjustment		(848)		(848)
Adjustment for limited partners capital at redemption value	(79)	79		—
Amortization of unearned compensation		2,045		2,045
Distributions ($1.46 per unit)	(6,143)	(109,680)		(115,823)
CAPITAL BALANCE JUNE 30, 2014	$162,346	$2,896,253	$(1,416)	$3,057,183

6.           Borrowings

The weighted average interest rate at June 30, 2015 for the $3.44 billion of debt outstanding was 3.6%, compared to the weighted average interest rate of 3.7% on $3.52 billion of debt outstanding at December 31, 2014. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this Report.

At June 30, 2015, we had $105.8 million (after considering the impact of interest rate swap and cap agreements in effect) of secured variable rate debt outstanding at an average interest rate of 0.7% and $176.6 million of capped secured variable rate debt at an average interest rate of 0.9%. The interest rate on all other secured debt, totaling $1.1 billion, was hedged or fixed at an average interest rate of 4.0%. Additionally, we had $1.9 billion of senior unsecured notes and term loans fixed at an average interest rate of 4.0% and a $500 million variable rate credit facility with an average interest rate of 1.3% with $159.0 million borrowed at June 30, 2015.

Unsecured Credit Facility

We maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (the KeyBank Facility). The KeyBank Facility includes an expansion option up to $800.0 million. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on an investment grade pricing grid and is currently bearing interest at 1.28%. This credit line expires in August 2017 with two six-month extension options. At June 30, 2015, we had $496.2 million total capacity under the KeyBank Facility with $159.0 million borrowed. Approximately $3.8 million of the KeyBank Facility is used to support letters of credit.

Unsecured Term Loans

We also have three term loans, one each with KeyBank, Wells Fargo, and US Bank. The KeyBank term loan has a balance of $150 million, matures in 2017, and has a variable interest rate of LIBOR plus a spread of 1.10% to 2.05% based on our credit ratings. The Wells Fargo term loan has a balance of $250 million and matures in 2018. The US Bank term loan has a balance of $150 million and matures in 2020. Both the Wells Fargo and US Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings. As of June 30, 2015, the KeyBank term loan was bearing interest at a rate of LIBOR plus 1.35%. As of June 30, 2015, the Wells Fargo and US Bank term loans were bearing interest at a rate of LIBOR plus 1.15%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of June 30, 2015, we have approximately $1.0 billion of publicly issued bonds and $310.0 million of private placement notes. These notes are longer term in nature and usually mature within five to 12 years.

Secured Credit Facility

We also maintain a total of $360.0 million of secured credit facilities with Prudential Mortgage Capital, which are credit enhanced by Fannie Mae, or the Fannie Mae Facilities. The Fannie Mae Facilities provide for both fixed and variable rate borrowings and have Fannie Mae rate tranches with maturities from 2015 through 2018. The interest rate on the variable portion renews every 90 days and is based on the Fannie Mae discount mortgage backed security rate on the date of renewal, which, for us, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facilities, plus a fee of 0.62%. Borrowings under the Fannie Mae Facilities totaled $320.8 million at June 30, 2015, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $270.8 million under the variable rate portion of the Fannie Mae facilities at an average rate of 0.8%. On February 17, 2015, we paid off $91.1 million related to a group of mortgages associated with the tax-free portion of the Fannie Mae Facilities. As part of this transaction, we recorded a $3.1 million loss on debt extinguishment, primarily due to the write-off of unamortized financing costs associated with these mortgages.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities. Any such event could have a material adverse effect on the Company. We believe that we were in compliance with these covenants and conditions on usage at June 30, 2015.

Secured Property Mortgages

At June 30, 2015, we had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019 as well as an $11.6 million variable rate mortgage with an embedded cap rate of 7.0% at an interest rate of 3.1% with a maturity in 2015.

On January 30, 2015, we paid off a $15.2 million mortgage associated with the Farmington Village apartment community. We recorded a $0.2 million loss on debt extinguishment due to paying off the mortgage prior to maturity.

On June 1, 2015, we paid off a $25.5 million mortgage associated with the Colonial Grand at Wilmington apartment community. The payoff was a scheduled maturity of the loan.

On June 15, 2015, we paid off a $10.1 million mortgage associated with the Reserve at Woodwind Lakes apartment community. The payoff was a scheduled maturity of the loan.

Guarantees

Of the debt mentioned above, MAA fully and unconditionally guarantees the following debt incurred by MAALP:

•	$360.0 million of the Fannie Mae Facilities, of which $320.8 million has been borrowed as of June 30, 2015;

•	$500.0 million KeyBank credit facility, of which $159.0 million has been borrowed as of June 30, 2015;

•	$23.5 million of property mortgages, all of which has been borrowed as of June 30, 2015;

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of June 30, 2015; and

•	$550.0 million of term loans, all of which has been borrowed as of June 30, 2015.

Borrowings Overview

The following table summarizes our outstanding debt structure as of June 30, 2015 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,081,373	4.0%	6/10/2019
FNMA credit facilities	50,000	4.7%	3/31/2017
Total fixed rate secured debt	$1,131,373	4.0%	5/6/2019
Variable Rate Secured Debt (1)
FNMA credit facilities	$270,785	0.7%	2/18/2017
Freddie Mac mortgages	11,635	3.1%	8/15/2015
Total variable rate secured debt	$282,420	0.8%	1/26/2017
Total Secured Debt	$1,413,793	3.4%	11/21/2018

Unsecured Debt
Variable rate credit facility	$159,000	1.3%	8/7/2017
Term loans fixed with swaps	$550,000	3.1%	11/10/2017
Fixed rate senior bonds	1,319,451	4.5%	12/3/2021
Total Unsecured Debt	$2,028,451	3.8%	6/25/2020

Total Outstanding Debt	$3,442,244	3.6%	8/12/2019

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended June 30, 2015 and 2014, we recorded ineffectiveness of $12,000 (increase to interest expense) and $59,000 (increase to interest expense), respectively, and during the six months ended June 30, 2015 and 2014, we recorded ineffectiveness of $73,000 (increase to interest expense) and $63,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $4.7 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of June 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	6	$165,000,000
Interest Rate Swaps	8	$550,000,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets as of June 30, 2015 and
December 31, 2014 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$2,241	$72	Fair market value of interest rate swaps	$13,071	$13,392

Total derivatives designated as hedging instruments		$2,241	$72		$13,071	$13,392

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$—	$6		$—	$—

Total derivatives not designated as hedging instruments		$—	$6		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three and six months ended June 30, 2015 and 2014 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30,	2015	2014		2015	2014		2015	2014

Interest rate contracts	$1,804	$(7,403)	Interest expense	$(1,791)	$(3,085)	Interest expense	$(12)	$(59)

Total derivatives in cash flow hedging relationships	$1,804	$(7,403)		$(1,791)	$(3,085)		$(12)	$(59)

Six months ended June 30,

Interest rate contracts	$(2,543)	$(8,400)	Interest expense	$(3,983)	$(6,810)	Interest expense	$(73)	$(63)

Total derivatives in cash flow hedging relationships	$(2,543)	$(8,400)		$(3,983)	$(6,810)		$(73)	$(63)

Derivatives Not Designated as Hedging Instruments

Three months ended June 30,						Location of Gain or (Loss) Recognized in Income	2015	2014

Interest rate contracts						Interest expense	$—	$(59)

Total							$—	$(59)

Six months ended June 30,

Interest rate contracts						Interest expense	$(3)	$(128)

Total							$(3)	$(128)

Credit-Risk-Related Contingent Features

As of June 30, 2015, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $13.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $13.1 million at June 30, 2015.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30,

2015, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $13.6 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (dollars in thousands):

Offsetting of Derivative Assets
As of June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,241	$—	$2,241	$(350)	$—	$1,891

Offsetting of Derivative Liabilities
As of June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$13,071	$—	$13,071	$(350)	$—	$12,721

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$78	$—	$78	$—	$—	$78

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$13,392	$—	$13,392	$—	$—	$13,392

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the six months ended June 30, 2015 and 2014 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		for the six months ended June 30,
		2015	2014
Beginning balance		$(412)	$108
Other comprehensive loss before reclassifications		(2,543)	(8,400)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	3,983	6,810
Net current-period other comprehensive (income) loss attributable to noncontrolling interest		(76)	87
Net current-period other comprehensive income (loss) attributable to MAA		1,364	(1,503)
Ending balance		$952	$(1,395)

See also discussions in Note 8 to the Condensed Consolidated Financial Statements.

8.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

We apply Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 820 Fair Value Measurements and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Fixed rate notes payable at June 30, 2015 and December 31, 2014, totaled $2.45 billion and $2.50 billion, respectively, and had estimated fair values of $2.48 billion and $2.54 billion (excluding prepayment penalties), respectively, as of June 30, 2015 and

December 31, 2014. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at June 30, 2015 and December 31, 2014, totaled $0.99 billion and $1.02 billion, respectively, and had estimated fair values of $0.97 billion and $0.97 billion (excluding prepayment penalties), respectively, as of June 30, 2015 and December 31, 2014. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of June 30, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2015
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				June 30, 2015
Assets
Derivative financial instruments	$—	$2,241	$—	$2,241
Liabilities
Derivative financial instruments	$—	$13,071	$—	$13,071

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2014
Assets
Derivative financial instruments	$—	$78	$—	$78
Liabilities
Derivative financial instruments	$—	$13,392	$—	$13,392

The fair value estimates presented herein are based on information available to management as of June 30, 2015 and December 31, 2014.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 7 to the Condensed Consolidated Financial Statements.

9.           Shareholders' Equity of MAA

On June 30, 2015, 75,375,027 shares of common stock of MAA and 4,186,369 OP Units were issued and outstanding, representing a total of 79,561,396 shares and units. At June 30, 2014, 75,194,807 shares of common stock of MAA and 4,207,126 OP Units were outstanding, representing a total of 79,401,933 shares and units. There were 58,112 outstanding options as of June 30, 2015 compared to 121,992 outstanding options as of June 30, 2014.

During the six months ended June 30, 2015, 11,755 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the six months ended June 30, 2014, 7,362 shares were acquired for these purposes.

During the six months ended June 30, 2015, we issued 7,342 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million. During the six months ended June 30, 2014, we issued 222,921 shares related to the exercise of stock options. These exercises resulted in proceeds of $9.5 million.

10.    Partners' Capital of Mid-America Apartments, L.P.

OP Units

As of June 30, 2015, there were 79,561,396 OP Units outstanding, 75,375,027, or 94.7%, of which were owned by MAA, the Operating Partnership's general partner. The remaining 4,186,369 OP Units were owned by non-affiliated limited partners ("Class A Limited Partners"). As of June 30, 2014, there were 79,401,933 OP Units outstanding, 75,194,807, or 94.7%, of which were owned by MAA and 4,207,126 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners other than MAA, in its capacity as general partner of the Operating Partnership, or its subsidiaries, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of June 30, 2015, a total of 4,186,369 Class A OP Units in the Operating Partnership were held by limited partners other than MAA or its subsidiaries, while a total of 75,375,027 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

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

At June 30, 2015, a total of 4,186,369 Class A OP Units were outstanding and redeemable for 4,186,369 shares of MAA common stock or approximately $304.8 million, based on the closing price of MAA’s common stock on June 30, 2015 of $72.81 per share, at MAA’s option. At June 30, 2014, a total of 4,207,126 Class A OP Units were outstanding and redeemable for 4,207,126 shares of MAA common stock or approximately $307.3 million, based on the closing price of MAA’s common stock on June 30, 2014 of $73.05 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

11.     Legal Proceedings

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourself against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any further range of reasonably possible loss, in connection with this matter.

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

As of June 30, 2015 and December 31, 2014, our accrual for loss contingencies was $13.0 million and $12.3 million in the aggregate, respectively.

12.           Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Colonial Village at North Arlington, Colonial Village at Vista Ridge, Greenbrook, Colonial Village at Inverness, Colonial Village at Charleston Place, Colonial Village at Huntleigh Woods, Colonial Village at Ashford Place, or Colonial Promenade Huntsville, which were sold during the year ended December 31, 2014, as discontinued operations. We also did not classify Vistas, Austin Chase, Fairways at Hartland, Fountain Lake, Post House Jackson, Post House North, Woodwinds, Oaks, Woods of Post House, Bradford Pointe, Huntington Chase, Westbury Creek, Colony at South Park, Paddock Park, Anatole, Bradford Chase, Sutton Place, Southland Station, or Colonial Promenade Craft Farms, which were sold during the six months ended June 30, 2015, as discontinued operations.

As part of the merger with Colonial Properties Trust, Inc., or Colonial, on October 1, 2013, we acquired the Nord du Lac commercial property. Starting on this date, the criteria for classifying this property as Held for Sale were met and as a result the assets and liabilities for this property were presented as held for sale in the Condensed Consolidated Balance Sheets , and the results of operations were included within discontinued operations in the Condensed Consolidated Statement of Operations for all periods presented through the period ended March 31, 2015. Additionally, we ceased recording depreciation and amortization following the held for sale designation. On May 29, 2015, after several amendments to the original sale agreement extending the closing date, the buyer elected not to purchase the property and consequently, the Nord Du Lac Property no longer meets the criteria to be classified as held for sale as of June 30, 2015. Approximately $34.1 million of real estate assets that were classified as held for sale as of March 31, 2015 was reclassified to held for use as of June 30, 2015, and included in the applicable line item in the accompanying Condensed Consolidated Balance Sheets. We measured the property to be reclassified at the lower of (1) its carrying value before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for use or (2) its fair value at the date of the subsequent decision not to sell. As a result of this reclassification, we recorded an additional $2.3 million of depreciation and amortization expense during the three months ended June 30, 2015, which represents the depreciation and amortization expense on the Nord du Lac property that would have been recognized had the property been continuously classified as held for use. Additionally, the related results of operations previously recorded in discontinued operations have been included in the applicable line items of continuing operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented, and thus are not presented in discontinued operations in the tables below.

Willow Creek, one of the properties that we sold during the six months ended June 30, 2014, has been classified as discontinued operations in the Consolidated Statements of Operations. Willow Creek is included in discontinued operations because it was shown in discontinued operations as of December 31, 2013, and thus is not subject to ASU 2014-08.

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three- and six-month periods ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income from continuing operations:
Attributable to MAA	$136,299	$31,618	$197,566	$41,341
Attributable to noncontrolling interest	7,574	1,773	10,984	2,332
Income from continuing operations	$143,873	$33,391	$208,550	$43,673

Income from discontinued operations:
Attributable to MAA	$—	$(5)	$—	$5,138
Attributable to noncontrolling interest	—	—	—	289
Income from discontinued operations	$—	$(5)	$—	$5,427

The following is a summary of earnings from discontinued operations for MAA and MAALP for the three- and six-month periods ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenues	$—	$6	$—	$76
Other revenues	—	—	—	10
Total revenues	$—	$6	$—	$86
Expenses
Property operating expenses	$—	$10	$—	$59
Depreciation and amortization	—	—	—	42
Interest expense and other	—	—	—	36
Total expense	$—	$10	$—	$137
Loss from discontinued operations before gain on sale	$—	$(4)	$—	$(51)
Net loss on insurance and other settlement proceeds on discontinued operations	—	(1)	—	(3)
Gain on sale of discontinued operations	—	—	—	5,481
(Loss) Income from discontinued operations	$—	$(5)	$—	$5,427

13.           Segment Information

As of June 30, 2015, we owned or had an ownership interest in 254 multifamily apartment communities in 14 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons.  Properties in development or lease-up will be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from our same store portfolio.

We utilize net operating income, or NOI, a non-GAAP financial measure, in evaluating the performance of the segments.  Total NOI represents total property revenues, the most directly comparable GAAP financial measure, less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. We believe NOI is a helpful tool in evaluating the operating performance of our segments because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance.

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

Revenues and NOI for each reportable segment for the three- and six-month periods ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Large Market Same Store	$145,821	$136,321	$288,542	$271,399
Secondary Market Same Store	81,162	77,043	160,414	153,439
Non-Same Store and Other	31,908	31,880	68,487	64,558
Total property revenues	258,891	245,244	517,443	489,396
Management fee income	—	61	—	143
Total operating revenues	$258,891	$245,305	$517,443	$489,539

NOI
Large Market Same Store	$88,582	$81,950	$175,703	$163,170
Secondary Market Same Store	49,749	46,728	98,937	94,368
Non-Same Store and Other	19,704	18,668	41,298	37,434
Total NOI	158,035	147,346	315,938	294,972
Discontinued operations NOI included above	—	—	—	(1,102)
Management fee income	—	61	—	143
Depreciation and amortization	(74,396)	(69,631)	(147,508)	(159,644)
Acquisition expense	(1,159)	(947)	(1,499)	(958)
Property management expense	(6,986)	(9,579)	(15,478)	(16,590)
General and administrative expense	(6,657)	(5,212)	(13,224)	(9,554)
Merger related expenses	—	(795)	—	(2,871)
Integration costs	—	(3,151)	—	(6,993)
Interest and other non-property income (expense)	29	899	(180)	1,040
Interest expense	(29,528)	(30,163)	(59,459)	(60,839)
Loss on debt extinguishment/modification	(3)	—	(3,379)	—
Amortization of deferred financing costs	(905)	(1,174)	(1,822)	(2,485)
Gain on sale of depreciable real estate assets excluded from discontinued operations	105,182	3,658	135,410	6,222
Net casualty gain (loss) after insurance and other settlement proceeds	510	(295)	490	(305)
Income tax expense	(398)	(523)	(907)	(793)
Gain (loss) on sale of non-depreciable real estate assets	172	(22)	172	535
(Loss) gain from real estate joint ventures	(23)	2,919	(4)	2,895
Discontinued operations	—	(5)	—	5,427
Net income attributable to noncontrolling interests	(7,574)	(1,773)	(10,984)	(2,621)
Net income attributable to MAA	$136,299	$31,613	$197,566	$46,479

Assets for each reportable segment as of June 30, 2015 and December 31, 2014, were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Assets
Large Market Same Store	$3,815,554	$1,253,995
Secondary Market Same Store	1,683,953	1,003,426
Non-Same Store and Other	1,240,532	4,509,517
Corporate assets	103,374	66,656
Total assets	$6,843,413	$6,833,594

The decrease in the Non-Same Store and Other category, and subsequent increase in both the Large Market Same Store and Secondary Market Same Store categories, are due to the properties acquired as part of the merger with Colonial being moved out of Non-Same Store and into Same Store as the criteria noted above have been met.

14.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the six months ended June 30, 2015:

Communities	Locations	Acres/Units	Dates Acquired
River's Walk (4 outparcels)	Charleston, South Carolina	2.5	Q1/Q2 2015 - various
Residences at Burlington Creek	Kansas City, Missouri	298	January 15, 2015
SkySong	Scottsdale, Arizona	325	June 11, 2015
Retreat at West Creek	Richmond, Virginia	254	June 15, 2015

The following chart shows our disposition activity for the six months ended June 30, 2015:

Communities	Locations	Units (unless noted)	Dates Sold
Vistas	Macon, Georgia	144	February 26, 2015
Austin Chase	Macon, Georgia	256	February 26, 2015
Fairways at Hartland	Bowling Green, Kentucky	240	February 26, 2015
Fountain Lake	Brunswick, Georgia	113	March 25, 2015
Westbury Creek	Augusta, Georgia	120	April 1, 2015
Woodwinds	Aiken, South Carolina	144	April 1, 2015
Colony at South Park	Aiken, South Carolina	184	April 1, 2015
Bradford Pointe	Augusta, Georgia	192	April 1, 2015
Colonial Promenade Craft Farms	Gulf Shores, Alabama	67,735 sq. ft	April 28, 2015
Colonial Promenade Craft Farms outparcel	Gulf Shores, Alabama	0.23 acres	April 28, 2015
Anatole	Daytona Beach, Florida	208	April 29, 2015
Oaks	Jackson, Tennessee	100	April 29, 2015
Post House Jackson	Jackson, Tennessee	150	April 29, 2015
Woods of Post House	Jackson, Tennessee	122	April 29, 2015
Post House North	Jackson, Tennessee	145	April 29, 2015
Bradford Chase	Jackson, Tennessee	148	April 29, 2015
Sutton Place	Memphis, TN MSA	253	April 29, 2015
Southland Station	Warner Robins, Georgia	304	April 29, 2015
Huntington Chase	Warner Robins, Georgia	200	April 29, 2015
Paddock Park	Ocala, Florida	480	April 29, 2015

In addition to the 18 multifamily properties and one commercial property sold during the six months ended June 30, 2015, we had 3 multifamily properties classified as Assets held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2015. See discussion in Note 16 to the Condensed Consolidated Financial Statements on the disposition of these properties subsequent to the balance sheet date.

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

This ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The FASB has decided to extend the effective date to annual reporting periods beginning after December 15, 2017, with adoption permitted as early as the original effective date, although a new ASU has not yet been issued.

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

16. Subsequent Events

Dispositions

On July 1, 2015, we sold three multifamily properties, totaling 1,602 units. This included the 1,008-unit Whisperwood apartment community located in Columbus, Georgia; the 390-unit Colonial Grand at Wilmington apartment community located in Wilmington, North Carolina; and the 204-unit Savannah Creek apartment community located in Southaven, Mississippi. We expect to recognize total net gains on the sale of real estate assets of approximately $54 million in the third quarter in connection with the sale of these properties.

Acquisitions

On July 28, 2015, we acquired the 252-unit Radius apartment community located in Newport News, Virginia.

On July 30, 2015, we acquired the 280-unit Haven at Prairie Trace apartment community located in Kansas City, Missouri.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of June 30, 2015. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 25, 2015 for discussions of our critical accounting policies. During the three months ended June 30, 2015, there were no material changes to these policies.

Overview of the Three Months Ended June 30, 2015

We experienced an increase in income from continuing operations for the three months ended June 30, 2015 over the three months ended June 30, 2014 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 7.0% increase in our large market same store segment, a 5.3% increase in our secondary market same store segment and a 0.1% increase in our non-same store and other segment, which was primarily a result of acquisition/disposition activity. The increase in expense came from a 5.3% increase in our large market same store segment and a 3.6% increase in our secondary market same store segment offset by a 7.6% decrease in our non-same store and other segment. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Properties	254	271
Units	79,977	83,663
Development Units	806	514
Average Effective Rent/Unit for the three months ended June 30, 2015, excluding lease-up and development	$978	$910
Occupancy, excluding lease-up and development	96.7%	95.7%

See discussion of same store average rent per unit and occupancy comparisons in the Trends section below.

In addition to the multi-family assets detailed above, we also owned or owned an interest in two commercial properties totaling 226,000 square feet of leasable space at June 30, 2015.

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

The following is a discussion of our consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2015 and 2014. This discussion should be read in conjunction with all of the consolidated financial statements included in this Report.

Results of Operations

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

Property Revenues

The following table shows our property revenues by segment for the three months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Three months ended June 30,
	2015	2014	Increase	Percentage Increase
Large Market Same Store	$145,821	$136,321	$9,500	7.0%
Secondary Market Same Store	81,162	77,043	4,119	5.3%
Same Store Portfolio	226,983	213,364	13,619	6.4%
Non-Same Store and Other	31,908	31,880	28	0.1%
Total	$258,891	$245,244	$13,647	5.6%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 4.7% and increased average physical occupancy of 1.0%.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the three months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Three months ended June 30,
	2015	2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$57,239	$54,369	$2,870	5.3%
Secondary Market Same Store	31,412	30,314	1,098	3.6%
Same Store Portfolio	88,651	84,683	3,968	4.7%
Non-Same Store and Other	12,205	13,215	(1,010)	(7.6)%
Total	$100,856	$97,898	$2,958	3.0%

The increases in property operating expenses from our large market same store and secondary market same store groups are primarily a result of increases in real estate taxes of $1.8 million and personnel expenses of $0.5 million.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the three months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Three months ended June 30,
	2015	2014	Increase	Percentage Increase
Large Market Same Store	$41,879	$40,101	$1,778	4.4%
Secondary Market Same Store	21,065	20,317	748	3.7%
Same Store Portfolio	62,944	60,418	2,526	4.2%
Non-Same Store and Other	11,452	9,213	2,239	24.3%
Total	$74,396	$69,631	$4,765	6.8%

The increases in depreciation and amortization expense from our large market same store and secondary market same store groups are primarily due to asset additions made in the normal course of business.

Property Management Expenses

Property management expenses for the three months ended June 30, 2015 were approximately $7.0 million, a decrease of $2.6 million from the three months ended June 30, 2014. The majority of the decrease was related to decreases in state franchise taxes of $1.4 million, software maintenance of $0.4 million, and excise taxes of $0.1 million.

General and Administrative Expenses

General and Administrative expenses for the three months ended June 30, 2015 were approximately $6.7 million, an increase of $1.4 million from the three months ended June 30, 2014. The majority of the increase was related to increases in personnel expenses of $0.8 million.

Merger and Integration Related Expenses

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $0.8 million for the three months ended June 30, 2014. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $3.2 million for the three months ended June 30, 2014. We did not incur any merger or integration related expenses for the three months ended June 30, 2015.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable real estate assets excluded from discontinued operations of $105.2 million for the three months ended June 30, 2015, an increase of $101.5 million from the three months ended June 30, 2014. The increase in the gain was caused by selling 15 properties during the three months ended June 30, 2015 versus only selling two properties during the three months ended June 30, 2014.

Gain from Real Estate Joint Ventures

We recorded a gain from real estate joint ventures of $2.9 million during the three months ended June 30, 2014 as opposed to no material gain or loss being recorded during the three months ended June 30, 2015. The decrease was primarily a result of recording a $3.4 million gain for the disposition of Ansley Village by Fund II during the three months ended June 30, 2014. There was no such gain recorded during the three months ended June 30, 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2015 was approximately $7.6 million, an increase of $5.8 million from the three months ended June 30, 2014. This increase is primarily due to the increase in consolidated net income, which resulted from the factors listed above.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $104.7 million for the three months ended June 30, 2015 from the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

Property Revenues

The following table shows our property revenues by segment for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Six months ended June 30,
	2015	2014	Increase	Percentage Increase
Large Market Same Store	$288,542	$271,399	$17,143	6.3%
Secondary Market Same Store	160,414	153,439	6,975	4.5%
Same Store Portfolio	448,956	424,838	24,118	5.7%
Non-Same Store and Other	68,487	64,558	3,929	6.1%
Total	$517,443	$489,396	$28,047	5.7%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 4.4% and increased average physical occupancy of 0.8%.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Six months ended June 30,
	2015	2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$112,838	$108,228	$4,610	4.3%
Secondary Market Same Store	61,476	59,071	2,405	4.1%
Same Store Portfolio	174,314	167,299	7,015	4.2%
Non-Same Store and Other	27,191	28,227	(1,036)	(3.7)%
Total	$201,505	$195,526	$5,979	3.1%

The increases in property operating expenses from our large market same store and secondary market same store groups are primarily a result of increases in real estate taxes of $2.8 million and personnel expenses of $1.6 million.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Six months ended June 30,
	2015	2014	(Decrease)/Increase	Percentage (Decrease)/Increase
Large Market Same Store	$83,298	$93,318	$(10,020)	(10.7)%
Secondary Market Same Store	41,901	44,904	(3,003)	(6.7)%
Same Store Portfolio	125,199	138,222	(13,023)	(9.4)%
Non-Same Store and Other	22,309	21,422	887	4.1%
Total	$147,508	$159,644	$(12,136)	(7.6)%

The decreases in depreciation and amortization expense from our large market and secondary market same store groups are primarily due to the decrease in the amortization of the fair value of in-place leases and resident relationships acquired as a result of the merger with Colonial of $19.5 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. This decrease was offset by an increase in depreciation expense of $6.9 million from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Property Management Expenses

Property management expenses for the six months ended June 30, 2015 were approximately $15.5 million, a decrease of $1.1 million from the six months ended June 30, 2014. The majority of the decrease was related to a decrease in state franchise taxes of $1.5 million offset by an increase in personnel expenses of $0.5 million.

General and Administrative Expenses

General and Administrative expenses for the six months ended June 30, 2015 were approximately $13.2 million, an increase of $3.7 million from the six months ended June 30, 2014. The majority of the increase was related to increases in personnel expenses of $1.9 million, tax preparation fees of $0.2 million, and audit fees of $0.2 million.

Merger and Integration Related Expenses

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $2.9 million for the six months ended June 30, 2014. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $7.0 million for the six months ended June 30, 2014. We did not incur any merger or integration related expenses for the six months ended June 30, 2015.

Debt Extinguishment

Loss on debt extinguishment for the six months ended June 30, 2015 was approximately $3.4 million. We did not incur a gain or loss on debt extinguishment during the six months ended June 30, 2014.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable real estate assets excluded from discontinued operations of $135.4 million for the six months ended June 30, 2015, an increase of $129.2 million from the six months ended June 30, 2014. The increase in the gain is caused by selling 19 properties during the six months ended June 30, 2015 versus only selling four properties during the six months ended June 30, 2014.

Gain from Real Estate Joint Ventures

We recorded a gain from real estate joint ventures of $2.9 million during the six months ended June 30, 2014 as opposed to no material gain or loss being recorded during the six months ended June 30, 2015. The decrease was primarily a result of recording a $3.4 million gain for the disposition of Ansley Village by Fund II during the six months ended June 30, 2014. There was no such gain recorded during the six months ended June 30, 2015.

Discontinued Operations

We recorded a gain on sale of discontinued operations of $5.5 million during the six months ended June 30, 2014. We did not record a gain or loss on sale of discontinued operations during the six months ended June 30, 2015 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which resulted in dispositions being included in the gain on sale of depreciable real estate assets excluded from discontinued operations. See Note 15 to the Condensed Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2015 was approximately $11.0 million, an increase of $8.4 million from the six months ended June 30, 2014. This increase is primarily due to the increase in consolidated net income, which resulted from the factors listed above.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $151.1 million for the six months ended June 30, 2015 from the six months ended June 30, 2014.

Funds from Operations

Funds from operations, or FFO represents net income available for common shareholders (computed in accordance with GAAP) excluding extraordinary items, asset impairment, gains or losses on disposition of depreciable real estate assets, plus net income attributable to noncontrolling interest, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes sales of discontinued operations. Because noncontrolling interest is added back, FFO, when used in this document, represents FFO attributable to the Company.

FFO is a non-GAAP financial measure. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO, a non-GAAP financial measure, represents FFO excluding certain non-cash or non-routine items such as acquisition, merger and integration expenses, mark-to-market debt adjustments and loss or gain on debt extinguishment. While our definition of Core FFO is similar to others in our industry, our precise methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income. MAA believes that Core FFO is helpful in understanding our operating performance in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table is a reconciliation of Core FFO and FFO to net income available for MAA common shareholders for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014		2015	2014
Net income available for MAA common shareholders	$136,299	$31,613		$197,566	$46,479
Depreciation and amortization of real estate assets	73,663	69,044		146,116	158,493
Depreciation and amortization of real estate assets of discontinued operations	—	—		—	42
Gain on sales of discontinued operations	—	—		—	(5,481)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(105,182)	(3,658)		(135,410)	(6,222)
Gain on disposition within unconsolidated entities	—	(3,414)		(12)	(3,414)
Depreciation and amortization of real estate assets of real estate joint ventures	6	155		13	354
Net income attributable to noncontrolling interests	7,574	1,773		10,984	2,621
Funds from operations attributable to the Company	112,360	95,513		219,257	192,872
Acquisition expense	1,159	947		1,499	958
Merger related expenses	—	795		—	2,871
Integration related expenses	—	3,151		—	6,993
(Gain) loss on sale of non-depreciable real estate assets	(172)	22		(172)	(535)
Mark-to-market debt adjustment	(5,337)	(7,094)		(10,731)	(14,235)
Loss on debt extinguishment	3	540	(1)	3,379	540	(1)
Core funds from operations attributable to the Company	$108,013	$93,874		$213,232	$189,464

(1) The loss on debt extinguishment for 2014 is MAA's share of debt extinguishment costs incurred by our joint venture, Mid-America Multifamily Fund II.

FFO and Core FFO for the three months ended June 30, 2015 increased approximately $16.8 million and $14.1 million, respectively, from the three months ended June 30, 2014 primarily as a result of the increase in total property revenues of approximately $13.6 million discussed above that was only partially offset by the $3.0 million increase in property operating expenses.

FFO and Core FFO for the six months ended June 30, 2015 increased approximately $26.4 million and $23.8 million, respectively, from the six months ended June 30, 2014 primarily as a result of the increase in total property revenues of approximately $28.0 million discussed above that was only partially offset by the $6.0 million increase in property operating expenses.

Trends

During the three months ended June 30, 2015, demand for apartments continued to be strong. This strength was evident on two fronts: same store average physical occupancy during the three months ended June 30, 2015 increased, averaging 96.2% occupancy for the quarter as compared to 95.2% for the three months ended June 30, 2014, while same store effective rent per unit also increased, up 4.7% in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

An important part of our portfolio strategy is to maintain a diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of June 30, 2015, we were invested in approximately 44 defined Metropolitan Statistical Areas, with approximately 65% of our multifamily assets, based on gross assets, in large markets and 35% of our multifamily assets in select secondary markets, which is in line with the Company's strategy.

New supply of rental units has increased in several key markets, and multifamily permitting increased in 2014 and continues to remain elevated in 2015. We believe this permitting will ultimately lead to a further increase in supply but also believe the lack of new apartments in recent years combined with strong demand from new households will help keep supply and demand in balance. Competition from single family homes, both for rent and for sale, continues to be comparable to prior periods and has not materially increased or caused higher resident turnover in our portfolio. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing through our revenue management system. Physical occupancy remained strong during the quarter and ended the quarter at 96.7%. As we continue through the typically strong summer leasing season, this level of physical occupancy should allow us to maximize pricing in the third quarter of 2015 and position the portfolio well as we move into the typically slower leasing period late in the year.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. The continued benefit of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue. We also actively work on improving processes and products to reduce expenses, such as new websites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing, and financing activities from the six months ended June 30, 2014 to the six months ended June 30, 2015 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $226.5 million for the six months ended June 30, 2015 from $188.4 million for the six months ended June 30, 2014. This change was a result of various items, including higher revenue as discussed above.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 was $29.2 million compared to net cash used in investing activities during the six months ended June 30, 2014 of $126.5 million. The primary drivers of this change are as follows:

	Cash inflow/(outflow) during the six months ended June 30,
	2015	2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Proceeds from disposition of real estate assets	$238,849	$125,640	$113,209	90.1%
Development	$(14,420)	$(46,346)	$(31,926)	(68.9)%
Distributions from real estate joint ventures	$6	$11,541	$(11,535)	(99.9)%
Funding of escrow for future acquisitions	$(26,945)	$(16,742)	$10,203	60.9%
Purchases of real estate and other assets	$(161,892)	$(141,795)	$20,097	14.2%

The increase in proceeds from the disposition of real estate assets resulted from the sale of 18 apartment communities and one commercial property during the six months ended June 30, 2015 compared to the sale of two apartment communities, two commercial properties, and five land parcels during the six months ended June 30, 2014. The decrease in cash outflows for development resulted from the timing of development spending for two projects commencing during the six months ended June 30, 2015. The decrease in distributions from real estate joint ventures primarily resulted from the receipt of funds from the sale of two joint venture properties during the six months ended June 30, 2014. No joint venture properties were sold during the six months ended June 30, 2015. The increase in cash outflows from funding of escrow for future acquisitions resulted from the funding of four 1031(b) transactions during the six months ended June 30, 2015 compared to the funding of three 1031(b) transactions during the six months ended June 30, 2014. The increase in cash outflows from purchases of real estate and other assets resulted from the acquisition of three apartment communities and four land parcels during the six months ended June 30, 2015 compared to the acquisition of four apartment communities during the six months ended June 30, 2014. The apartment communities acquired during the six months ended June 30, 2014 included debt assumptions, which reduced the amount of cash paid for these properties.

Financing Activities

Net cash used in financing activities increased to $194.0 million for the six months ended June 30, 2015 from $125.1 million for the six months ended June 30, 2014. The primary drivers of this change are as follows:

	Cash inflow/(outflow) during the six months ended June 30,
	2015	2014	(Decrease)/Increase	Percentage (Decrease)/Increase
Proceeds from notes payable	$—	$396,180	$(396,180)	(100.0)%
Principal payments on notes payable	$(55,199)	$(230,952)	$(175,753)	(76.1)%
Net change in credit lines	$(16,115)	$(181,183)	$(165,068)	(91.1)%
Exercise of stock options	$420	$9,544	$(9,124)	(95.6)%
Dividends paid on common shares	$(115,726)	$(109,414)	$6,312	5.8%

The decrease in cash inflows related to the proceeds from notes payable primarily resulted from issuing $400.0 million in senior unsecured notes during the six months ended June 30, 2014. No debt was issued during the six months ended June 30, 2015. The decrease in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $50.8 million of secured property mortgages during the six months ended June 30, 2015 compared to paying off approximately $192.2 million of senior unsecured notes and approximately $33.7 million of secured property mortgages during the six months ended June 30, 2014. The decrease in cash outflows from the net change in credit lines resulted from the borrowing of $100.0 million on our KeyBank unsecured credit facility and the repayment of $116.1 million on our Fannie Mae secured credit facility during the six months ended June 30, 2015 compared to the repayment of $198.2 million on our Freddie Mac secured credit facility and $17.9 million on our Fannie Mae secured tax free facility as well as borrowing $35.0 million on our KeyBank unsecured credit facility during the six months ended June 30, 2014. The decrease in cash inflows from the exercise of stock options resulted from the exercise of approximately 7,000 stock options during the six months ended June 30, 2015 compared to the exercise of approximately 223,000 stock options during the six months ended June 30, 2014. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.77 per share during the six months ended June 30, 2015 from $0.73 per share during the six months ended June 30, 2014.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to unitholders and dividends paid on common and preferred shares for both the six months ended June 30, 2015 and 2014. While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue, from time to time equity or debt securities.

Equity

As of June 30, 2015, we owned 75,375,027 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,186,369 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,186,369 shares of our common stock, which as of June 30, 2015, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the Condensed Consolidated Financial Statements.

Debt

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of June 30, 2015 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Fixed Rate or Swapped	$1,131,373	3.8	4.0%
Variable Rate - Capped (1)	176,635	1.2	0.9%
Total Fixed or Hedged Rate Maturity	$1,308,008	3.5	3.6%
Variable Rate (2)	105,785	0.1	0.7%
Total Secured Rate Maturity	$1,413,793	3.2	3.4%
UNSECURED DEBT
Fixed Rate or Swapped	$1,869,451	4.8	4.0%
Variable Rate	159,000	0.1	1.3%
Total Unsecured Rate Maturity	$2,028,451	4.5	3.8%
TOTAL DEBT RATE MATURITY	$3,442,244	4.0	3.6%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,177,459	4.3	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps.

(2)	Includes an $11.6 million mortgage with an imbedded cap at a 7% all-in interest rate.

As of June 30, 2015, we had entered into interest rate swaps totaling a notional amount of $550.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $165.0 million as of June 30, 2015.

The following schedule outlines the contractual maturity dates of our outstanding debt as of June 30, 2015 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	KeyBank Unsecured	Other Secured	Other Unsecured	Total
2015	$80,785	$—	$35,135	$188,398	$304,318
2016	80,000	—	34,782	77,432	192,214
2017	80,000	159,000	62,043	168,070	469,113
2018	80,000	—	93,077	300,336	473,413
2019	—	—	553,900	20,000	573,900
Thereafter	—	—	314,071	1,115,215	$1,429,286
Total	$320,785	$159,000	$1,093,008	$1,869,451	$3,442,244

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt as of June 30, 2015 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2015	$208,432	$—	$208,432	5.3%	$51,635	$260,067
2016	110,028	—	110,028	5.9%	75,000	185,028
2017	130,043	300,000	430,043	2.2%	25,000	455,043
2018	143,077	250,000	393,077	2.9%	25,000	418,077
2019	573,900	—	573,900	5.7%	—	573,900
Thereafter	1,285,344	—	1,285,344	4.4%	—	1,285,344
Total	$2,450,824	$550,000	$3,000,824	4.2%	$176,635	$3,177,459

Unsecured Credit Facilities

On August 7, 2013, our Operating Partnership entered into a $500.0 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This credit facility replaces our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of June 30, 2015, we had $159.0 million borrowed under this facility. This facility serves as our primary source of short term liquidity and has an accordion feature to expand its capacity to $800.0 million.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at June 30, 2015.

The $250.0 million Wells Fargo term loan bore interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time. The loan matures on August 1, 2018. On July 25, 2014, we repriced the Wells Fargo term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity date was not changed. As of June 30, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million U.S. Bank National Association term loan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and was set to mature on May 11, 2017. On October 1, 2014, we repriced the US Bank term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity was extended to March 1, 2020. As of June 30, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with KeyBank and J.P. Morgan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% and matures on March 1, 2017. As of June 30, 2015, this loan was bearing interest at a rate of LIBOR plus 1.35%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of June 30, 2015, we have approximately $1.0 billion of publicly issued bonds and $310.0 million of private placement notes. These notes are longer term in nature and usually mature within five to 12 years.

Secured Credit Facilities

We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $320.8 million of our outstanding debt through our Fannie Mae Facilities, as defined below, as of June 30, 2015.

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

Approximately 9.3% of our outstanding obligations at June 30, 2015 were borrowed through credit facilities with/or credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facilities. The Fannie Mae Facilities have a combined line limit of $360.0 million, of which $320.8 million was collateralized and available to borrow at June 30, 2015. We had total borrowings outstanding under the Fannie Mae Facilities of approximately $320.8 million at June 30, 2015. Various Fannie Mae rate tranches of the Fannie Mae Facilities mature from 2015 through 2018. The Fannie Mae Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facilities, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of June 30, 2015, we have $1.1 billion of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of June 30, 2015 (dollars in thousands):

Contractual Obligations (1)	2015	2016	2017	2018	2019	Thereafter	Total
Long-Term Debt Obligations (2)	$468,349	$201,306	$317,805	$426,600	$562,100	$1,466,084	$3,442,244
Fixed Rate or
Swapped Interest (3)	47,941	84,281	72,842	63,588	54,824	163,772	487,248
Purchase Obligations (4)	1,086	—	—	—	—	—	1,086
Operating Lease Obligations	142	16	12	5	5	4	184
Total	$517,518	$285,603	$390,659	$490,193	$616,929	$1,629,860	$3,930,762

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the Condensed Consolidated Financial Statements.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At June 30, 2015, and 2014, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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

Insurance

We renegotiated our insurance programs effective July 1, 2015. We believe that our current property and casualty insurance program provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Report).

Changes in Internal Controls

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourself against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows our repurchases of shares for the three-month period ended June 30, 2015:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2015 - April 30, 2015	—	$—	—	2,138,000
May 1, 2015 - May 31, 2015	—	$—	—	2,138,000
June 1, 2015 - June 30, 2015	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended June 30, 2015, filed with the SEC on July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	July 31, 2015	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	July 31, 2015	/s/Albert M. Campbell, III
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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended June 30, 2015, filed with the SEC on July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).