Form 10-Q
period 2015-09-30
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2015-10-30
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	October 26, 2015
Common Stock, $0.01 par value	75,379,381

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended September 30, 2015 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 94.7% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of September 30, 2015, MAA owned 75,379,381 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the periodic reports of MAA and the Operating Partnership, including the notes to the condensed consolidated financial statements, into this Report results in the following benefits:

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

•	creates time and cost efficiencies through the preparation of one combined Report instead of two separate periodic reports.

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein, and entitles MAA to vote on substantially all matters requiring a vote of the limited partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time, and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partner interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness, and issuance of partnership units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of common units in the Operating Partnership (other than MAA and its entity affiliates) may require the Operating Partnership to redeem their common units, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per common unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period of time prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each common unit so redeemed.
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

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$913,045	$913,408
Buildings and improvements	6,842,089	6,781,210
Furniture, fixtures and equipment	223,759	214,742
Development and capital improvements in progress	44,645	80,772
	8,023,538	7,990,132
Less accumulated depreciation	(1,410,155)	(1,358,400)
	6,613,383	6,631,732

Undeveloped land	51,779	55,997
Corporate properties, net	8,606	7,988
Investments in real estate joint ventures	1,807	1,791
Real estate assets, net	6,675,575	6,697,508

Cash and cash equivalents	44,876	26,653
Restricted cash	89,321	28,181
Deferred financing costs, net	11,901	17,812
Other assets	64,061	61,119
Goodwill	1,607	2,321
Total assets	$6,887,341	$6,833,594

Liabilities and equity:
Liabilities:
Secured notes payable	$1,373,654	$1,592,116
Unsecured notes payable	2,051,481	1,932,399
Accounts payable	10,509	8,395
Fair market value of interest rate swaps	17,953	13,392
Accrued expenses and other liabilities	243,711	219,044
Security deposits	11,446	10,526
Total liabilities	3,708,754	3,775,872

Redeemable stock	7,266	5,911

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,379,381 and 75,267,675 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (1)	754	752
Additional paid-in capital	3,623,834	3,619,270
Accumulated distributions in excess of net income	(614,500)	(729,086)
Accumulated other comprehensive loss	(6,306)	(412)
Total MAA shareholders' equity	3,003,782	2,890,524
Noncontrolling interest	167,539	161,287
Total equity	3,171,321	3,051,811
Total liabilities and equity	$6,887,341	$6,833,594

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for September 30, 2015 and December 31, 2014 are 88,745 and 87,818, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2015 and 2014
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating revenues:
Rental revenues	$239,670	$226,584	$710,775	$671,695
Other property revenues	22,328	22,979	68,666	67,264
Total property revenues	261,998	249,563	779,441	738,959
Management fee income	—	11	—	154
Total operating revenues	261,998	249,574	779,441	739,113
Property operating expenses:
Personnel	26,500	26,363	78,033	76,481
Building repairs and maintenance	8,793	9,056	23,195	23,354
Real estate taxes and insurance	31,699	31,025	97,824	93,128
Utilities	23,769	23,535	67,442	66,985
Landscaping	3,900	4,068	15,032	15,557
Other operating	6,938	6,835	21,577	20,903
Depreciation and amortization	73,098	70,222	220,606	229,866
Total property operating expenses	174,697	171,104	523,709	526,274
Acquisition expense	656	13	2,155	971
Property management expenses	7,628	7,429	23,106	24,019
General and administrative expenses	5,879	6,511	19,103	16,065
Merger related expenses	—	331	—	3,202
Integration related expenses	—	147	—	7,140
Income from continuing operations before non-operating items	73,138	64,039	211,368	161,442
Interest and other non-property (expense) income	(179)	37	(359)	1,077
Interest expense	(29,342)	(28,251)	(88,801)	(89,090)
Loss on debt extinguishment	(5)	(2,586)	(3,384)	(2,586)
Amortization of deferred financing costs	(887)	(1,000)	(2,710)	(3,485)
Net casualty (loss) gain after insurance and other settlement proceeds	(5)	(126)	485	(431)
Gain on sale of depreciable real estate assets excluded from discontinued operations	54,621	36,032	190,031	42,254
Gain on sale of non-depreciable real estate assets	—	—	172	535
Income before income tax expense	97,341	68,145	306,802	109,716
Income tax expense	(512)	(442)	(1,419)	(1,235)
Income from continuing operations before joint venture activity	96,829	67,703	305,383	108,481
(Loss) gain from real estate joint ventures	(1)	3,124	(5)	6,019
Income from continuing operations	96,828	70,827	305,378	114,500
Discontinued operations:
Loss from discontinued operations before (loss) gain on sale	—	(8)	—	(59)
Net casualty gain after insurance and other settlement proceeds on discontinued operations	—	3	—	—
(Loss) gain on sale of discontinued operations	—	(103)	—	5,378
Consolidated net income	96,828	70,719	305,378	119,819
Net income attributable to noncontrolling interests	5,094	3,743	16,078	6,364
Net income available for MAA common shareholders	$91,734	$66,976	$289,300	$113,455

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$1.22	$0.89	$3.84	$1.44
Discontinued property operations	—	—	—	0.07
Net income available for common shareholders	$1.22	$0.89	$3.84	$1.51

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$1.22	$0.89	$3.84	$1.44
Discontinued property operations	—	—	—	0.07
Net income available for common shareholders	$1.22	$0.89	$3.84	$1.51

Dividends declared per common share	$0.77	$0.73	$2.31	$2.19
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated net income	$96,828	$70,719	$305,378	$119,819
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(9,269)	(696)	(11,812)	(9,096)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,607	2,589	5,590	9,399
Total comprehensive income	89,166	72,612	299,156	120,122
Less: comprehensive income attributable to noncontrolling interests	(4,690)	(3,845)	(15,750)	(6,379)
Comprehensive income attributable to MAA	$84,476	$68,767	$283,406	$113,743

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$305,378	$119,819
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(952)	(17)
Depreciation and amortization	223,651	233,312
Stock compensation expense	4,438	3,180
Redeemable stock issued	741	690
Amortization of debt premium	(15,465)	(20,121)
Loss (gain) from investments in real estate joint ventures	6	(3,159)
Loss on debt extinguishment	2,788	2,586
Derivative interest credit	(1,567)	(2,543)
Settlement of forward swaps	—	(3,625)
Gain on sale of non-depreciable real estate assets	(172)	(535)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(190,031)	(42,254)
Gain on sale of discontinued operations	—	(5,378)
Net casualty (gain) loss and other settlement proceeds	(485)	431
Changes in assets and liabilities:
Restricted cash	(1,533)	(11,262)
Other assets	5,927	(5,016)
Accounts payable	(1,211)	(1,665)
Accrued expenses and other	28,877	32,209
Security deposits	1,146	688
Net cash provided by operating activities	361,536	297,340
Cash flows from investing activities:
Purchases of real estate and other assets	(248,668)	(155,679)
Normal capital improvements	(72,786)	(72,045)
Construction capital and other improvements	(5,479)	(6,287)
Renovations to existing real estate assets	(22,470)	(15,484)
Development	(24,870)	(57,705)
Distributions from real estate joint ventures	6	15,964
Contributions to real estate joint ventures	(29)	—
Proceeds from disposition of real estate assets	358,017	241,691
Funding of escrow for future acquisitions	(59,607)	(5,589)
Net cash used in investing activities	(75,886)	(55,134)
Cash flows from financing activities:
Net change in credit lines	8,885	(216,184)
Proceeds from notes payable	—	396,532
Principal payments on notes payable	(92,211)	(258,105)
Payment of deferred financing costs	(178)	(4,156)
Repurchase of common stock	(957)	(456)
Proceeds from issuances of common shares	326	728
Exercise of stock options	420	11,916
Distributions to noncontrolling interests	(9,676)	(9,227)
Dividends paid on common shares	(174,036)	(164,298)
Net cash used in financing activities	(267,427)	(243,250)
Net increase (decrease) in cash and cash equivalents	18,223	(1,044)
Cash and cash equivalents, beginning of period	26,653	89,333
Cash and cash equivalents, end of period	$44,876	$88,289

Supplemental disclosure of cash flow information:
Interest paid	$97,798	$101,252
Income taxes paid	$2,095	$1,596
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$236	$992
Accrued construction in progress	$8,333	$6,539
Interest capitalized	$1,313	$1,253
Marked-to-market adjustment on derivative instruments	$(4,632)	$6,471
Fair value adjustment on debt assumed	$—	$2,720
Loan assumption	$—	$52,521
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Dollars in thousands, except unit data)

	September 30, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$913,045	$913,408
Buildings and improvements	6,842,089	6,781,210
Furniture, fixtures and equipment	223,759	214,742
Development and capital improvements in progress	44,645	80,772
	8,023,538	7,990,132
Less accumulated depreciation	(1,410,155)	(1,358,400)
	6,613,383	6,631,732

Undeveloped land	51,779	55,997
Corporate properties, net	8,606	7,988
Investments in real estate joint ventures	1,807	1,791
Real estate assets, net	6,675,575	6,697,508

Cash and cash equivalents	44,876	26,653
Restricted cash	89,321	28,181
Deferred financing costs, net	11,901	17,812
Other assets	64,061	61,119
Goodwill	1,607	2,321
Total assets	$6,887,341	$6,833,594

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,373,654	$1,592,116
Unsecured notes payable	2,051,481	1,932,399
Accounts payable	10,509	8,395
Fair market value of interest rate swaps	17,953	13,392
Accrued expenses and other liabilities	243,711	219,044
Security deposits	11,446	10,526
Due to general partner	19	19
Total liabilities	3,708,773	3,775,891

Redeemable units	7,266	5,911

Capital:
General partner: 75,379,381 OP Units outstanding at September 30, 2015 and 75,267,675 OP Units outstanding at December 31, 2014 (1)	3,010,361	2,890,858
Limited partners: 4,185,065 OP Units outstanding at September 30, 2015 and 4,191,152 OP Units outstanding at December 31, 2014 (1)	167,539	161,310
Accumulated other comprehensive loss	(6,598)	(376)
Total capital	3,171,302	3,051,792
Total liabilities and capital	$6,887,341	$6,833,594

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at September 30, 2015 and December 31, 2014 are 88,745 and 87,818, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2015 and 2014
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating revenues:
Rental revenues	$239,670	$226,584	$710,775	$671,695
Other property revenues	22,328	22,979	68,666	67,264
Total property revenues	261,998	249,563	779,441	738,959
Management fee income	—	11	—	154
Total operating revenues	261,998	249,574	779,441	739,113
Property operating expenses:
Personnel	26,500	26,363	78,033	76,481
Building repairs and maintenance	8,793	9,056	23,195	23,354
Real estate taxes and insurance	31,699	31,025	97,824	93,128
Utilities	23,769	23,535	67,442	66,985
Landscaping	3,900	4,068	15,032	15,557
Other operating	6,938	6,835	21,577	20,903
Depreciation and amortization	73,098	70,222	220,606	229,866
Total property operating expenses	174,697	171,104	523,709	526,274
Acquisition expense	656	13	2,155	971
Property management expenses	7,628	7,429	23,106	24,019
General and administrative expenses	5,879	6,511	19,103	16,065
Merger related expenses	—	331	—	3,202
Integration related expenses	—	147	—	7,140
Income from continuing operations before non-operating items	73,138	64,039	211,368	161,442
Interest and other non-property (expense) income	(179)	37	(359)	1,077
Interest expense	(29,342)	(28,251)	(88,801)	(89,090)
Loss on debt extinguishment	(5)	(2,586)	(3,384)	(2,586)
Amortization of deferred financing costs	(887)	(1,000)	(2,710)	(3,485)
Net casualty (loss) gain after insurance and other settlement proceeds	(5)	(126)	485	(431)
Gain on sale of depreciable real estate assets excluded from discontinued operations	54,621	36,032	190,031	42,254
Gain on sale of non-depreciable real estate assets	—	—	172	535
Income before income tax expense	97,341	68,145	306,802	109,716
Income tax expense	(512)	(442)	(1,419)	(1,235)
Income from continuing operations before joint venture activity	96,829	67,703	305,383	108,481
(Loss) gain from real estate joint ventures	(1)	3,124	(5)	6,019
Income from continuing operations	96,828	70,827	305,378	114,500
Discontinued operations:
Loss from discontinued operations before (loss) gain on sale	—	(8)	—	(59)
Net casualty gain after insurance and other settlement proceeds on discontinued operations	—	3	—	—
(Loss) gain on sale of discontinued operations	—	(103)	—	5,378
Net income available for Mid-America Apartments, L.P. common unitholders	$96,828	$70,719	$305,378	$119,819

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$1.22	$0.89	$3.84	$1.44
Income from discontinued operations available for common unitholders	—	—	—	0.07
Net income available for common unitholders	$1.22	$0.89	$3.84	$1.51

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$1.22	$0.89	$3.84	$1.44
Income from discontinued operations available for common unitholders	—	—	—	0.07
Net income available for common unitholders	$1.22	$0.89	$3.84	$1.51

Distributions declared per common unit	$0.77	$0.73	$2.31	$2.19

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income available for Mid-America Apartments, L.P. common unitholders	$96,828	$70,719	$305,378	$119,819
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(9,269)	(696)	(11,812)	(9,096)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,607	2,589	5,590	9,399
Comprehensive income attributable to Mid-America Apartments, L.P.	$89,166	$72,612	$299,156	$120,122

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2015 and 2014
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$305,378	$119,819
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(952)	(17)
Depreciation and amortization	223,651	233,312
Stock compensation expense	4,438	3,180
Redeemable units issued	741	690
Amortization of debt premium	(15,465)	(20,121)
Loss (gain) from investments in real estate joint ventures	6	(3,159)
Loss on debt extinguishment	2,788	2,586
Derivative interest credit	(1,567)	(2,543)
Settlement of forward swaps	—	(3,625)
Gain on sale of non-depreciable real estate assets	(172)	(535)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(190,031)	(42,254)
Gain on sale of discontinued operations	—	(5,378)
Net casualty (gain) loss and other settlement proceeds	(485)	431
Changes in assets and liabilities:
Restricted cash	(1,533)	(11,262)
Other assets	5,927	(5,016)
Accounts payable	(1,211)	(1,665)
Accrued expenses and other	28,877	32,209
Security deposits	1,146	688
Net cash provided by operating activities	361,536	297,340
Cash flows from investing activities:
Purchases of real estate and other assets	(248,668)	(155,679)
Normal capital improvements	(72,786)	(72,045)
Construction capital and other improvements	(5,479)	(6,287)
Renovations to existing real estate assets	(22,470)	(15,484)
Development	(24,870)	(57,705)
Distributions from real estate joint ventures	6	15,964
Contributions to real estate joint ventures	(29)	—
Proceeds from disposition of real estate assets	358,017	241,691
Funding of escrow for future acquisitions	(59,607)	(5,589)
Net cash used in investing activities	(75,886)	(55,134)
Cash flows from financing activities:
Net change in credit lines	8,885	(216,184)
Proceeds from notes payable	—	396,532
Principal payments on notes payable	(92,211)	(258,105)
Payment of deferred financing costs	(178)	(4,156)
Repurchase of common units	(957)	(456)
Proceeds from issuances of common units	326	728
Exercise of unit options	420	11,916
Distributions paid on common units	(183,712)	(173,525)
Net cash used in financing activities	(267,427)	(243,250)
Net increase (decrease) in cash and cash equivalents	18,223	(1,044)
Cash and cash equivalents, beginning of period	26,653	89,333
Cash and cash equivalents, end of period	$44,876	$88,289

Supplemental disclosure of cash flow information:
Interest paid	$97,798	$101,252
Income taxes paid	$2,095	$1,596
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$8,333	$6,539
Interest capitalized	$1,313	$1,253
Marked-to-market adjustment on derivative instruments	$(4,632)	$6,471
Fair value adjustment on debt assumed	$—	$2,720
Loan assumption	$—	$52,521
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
September 30, 2015 and 2014
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

As of September 30, 2015, MAA owned 75,379,381 units (or approximately 94.7%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the notes to the consolidated financial statements of MAA and MAALP results in the following benefits:

•	enhances a readers' understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business; and

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership.

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein, and entitles MAA to vote on substantially all matters requiring a vote of the limited partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time, and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by our business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness, and issuance of partnership units.

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

As of September 30, 2015, we owned and operated 253 apartment communities comprising 79,024 apartments located in 15 states principally through the Operating Partnership.

As of September 30, 2015, we had four development communities under construction totaling 806 units, with 232 units completed. Total expected costs for the development projects are $119.5 million, of which $65.5 million has been incurred through September 30, 2015. We expect to complete construction on the first project by the fourth quarter of 2015, the second project by the first quarter of 2016, the third project by the third quarter of 2016, and the fourth project by the second quarter of 2017. Five of our multifamily properties include retail components with approximately 163,000 square feet of gross leasable area. We also have one wholly owned commercial property, which we acquired through our merger with Colonial Properties Trust, or Colonial, with approximately 196,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to prior period numbers. In our Form 10-Q for the three and nine months ended September 30, 2014, we reported approximately $0.3 million and $1.0 million, respectively, in permits and fees and general maintenance costs in the Other operating expense line of our Condensed Consolidated Statement of Operations. These costs have been reclassified to Building repairs and maintenance for the three and nine months ended September 30, 2014, presented in the Condensed Consolidated Statement of Operations included in this Report. In our Form 10-Q for the three and nine months ended September 30, 2014, we also reported approximately $8.6 million and $25.4 million, respectively, primarily for cable TV, trash removal, and telephone costs, in the Other operating expense line of our Condensed Consolidated Statement of Operations. These costs have been reclassified to Utilities for the three and nine months ended September 30, 2014, presented in the Condensed Consolidated Statement of Operations included in this Report. In our Form 10-K for the year ended December 31, 2014, we reported approximately $36.5 million as Assets held for sale, excluded from Real estate assets, net. These assets have been reclassified to Assets held for use within the applicable line items in the Condensed Consolidated Balance Sheet included in this Report. See further discussion on the held for sale reclassification in Note 12 to these condensed consolidated financial statements. These changes have been made in order to provide better insight into our property operating expenses and balance sheet position.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership, and all other subsidiaries in which MAA has a controlling financial interest. MAA owns approximately 94.7% to 100% of all consolidated subsidiaries. The condensed consolidated financial statements of MAALP presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine months ended September 30, 2015 and 2014, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Shares Outstanding
Weighted average common shares - basic	75,189		75,058		75,167		74,937
Weighted average partnership units outstanding	—	(1)	—	(1)	—	(1)	—	(1)
Effect of dilutive securities	—	(2)	—	(2)	—	(2)	—	(2)
Weighted average common shares - diluted	75,189		75,058		75,167		74,937

Calculation of Earnings per Share - basic
Income from continuing operations	$96,828		$70,827		$305,378		$114,500
Income from continuing operations attributable to noncontrolling interests	(5,094)		(3,748)		(16,078)		(6,080)
Income from continuing operations allocated to unvested restricted shares	(221)		(131)		(668)		(212)
Income from continuing operations available for common shareholders, adjusted	$91,513		$66,948		$288,632		$108,208

Income from discontinued operations	$—		$(108)		$—		$5,319
Income from discontinued operations attributable to noncontrolling interest	—		5		—		(284)
Income from discontinued operations allocated to unvested restricted shares	—		—		—		(10)
Income from discontinued operations available for common shareholders, adjusted	$—		$(103)		$—		$5,025

Weighted average common shares - basic	75,189		75,058		75,167		74,937
Earnings per share - basic	$1.22		$0.89		$3.84		$1.51

Calculation of Earnings per Share - diluted
Income from continuing operations	$96,828		$70,827		$305,378		$114,500
Income from continuing operations attributable to noncontrolling interests	(5,094)	(1)	(3,751)	(1)	(16,080)	(1)	(6,080)	(1)
Income from continuing operations allocated to unvested restricted shares	(221)	(2)	(131)	(2)	(668)	(2)	(212)	(2)
Income from continuing operations available for common shareholders, adjusted	$91,513		$66,945		$288,630		$108,208

Income from discontinued operations	$—		$(108)		$—		$5,319
Income from discontinued operations attributable to noncontrolling interest	—		8	(1)	—		(284)	(1)
Income from discontinued operations allocated to unvested restricted shares	—		—		—		(10)	(2)
Income from discontinued operations available for common shareholders, adjusted	$—		$(100)		$—		$5,025

Weighted average common shares - diluted	75,189		75,058		75,167		74,937
Earnings per share - diluted	$1.22		$0.89		$3.84		$1.51

(1) For both the three and nine months ended September 30, 2015 and 2014, 4.2 million operating partnership units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For the three and nine months ended September 30, 2015 and September 30, 2014, 0.2 million and 0.1 million, respectively, potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three and nine months ended September 30, 2015 and 2014 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Units Outstanding
Weighted average OP Units - basic	79,374		79,263		79,356		79,148
Effect of dilutive securities	—	(1)	—	(1)	—	(1)	—	(1)
Weighted average OP Units - diluted	79,374		79,263		79,356		79,148

Calculation of Earnings per Unit - basic
Income from continuing operations	$96,828		$70,827		$305,378		$114,500
Income from continuing operations allocated to unvested restricted shares	(221)		(131)		(668)		(212)
Income from continuing operations available for common unitholders, adjusted	$96,607		$70,696		$304,710		$114,288

Income from discontinued operations	$—		$(108)		$—		$5,319
Income from discontinued operations allocated to unvested restricted shares	—		—		—		(10)
Income from discontinued operations available for common unitholders, adjusted	$—		$(108)		$—		$5,309

Weighted average OP Units - basic	79,374		79,263		79,356		79,148
Earnings per unit - basic:	$1.22		$0.89		$3.84		$1.51

Calculation of Earnings per Unit - diluted
Income from continuing operations	$96,828		$70,827		$305,378		$114,500
Income from continuing operations allocated to unvested restricted shares	(221)	(1)	(131)	(1)	(668)	(1)	(212)	(1)
Income from continuing operations available for common unitholders, adjusted	$96,607		$70,696		$304,710		$114,288

Income from discontinued operations	$—		$(108)		$—		$5,319
Income from discontinued operations allocated to unvested restricted shares	—		—		—		(10)	(1)
Income from discontinued operations available for common unitholders, adjusted	$—		$(108)		$—		$5,309

Weighted average OP Units - diluted	79,374		79,263		79,356		79,148
Earnings per unit - diluted:	$1.22		$0.89		$3.84		$1.51

(1) For the three and nine months ended September 30, 2015 and September 30, 2014, 0.2 million and 0.1 million, respectively, potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    MAA Equity

Total equity and its components for the nine-month periods ended September 30, 2015 and 2014 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2014	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811
Net income			289,300		16,078	305,378
Other comprehensive loss - derivative instruments (cash flow hedges)				(5,894)	(328)	(6,222)
Issuance and registration of common shares	2	324				326
Shares repurchased and retired	—	(957)				(957)
Exercise of stock options	—	420				420
Shares issued in exchange for units	—	236			(236)	—
Redeemable stock fair market value adjustment			(614)			(614)
Adjustment for noncontrolling interest ownership in operating partnership		(409)			409	—
Amortization of unearned compensation		4,950				4,950
Dividends on common stock ($2.31 per share)			(174,100)		—	(174,100)
Dividends on noncontrolling interest units ($2.31 per unit)					(9,671)	(9,671)
EQUITY BALANCE SEPTEMBER 30, 2015	$754	$3,623,834	$(614,500)	$(6,306)	$167,539	$3,171,321

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2013	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537
Net income			113,455		6,364	119,819
Other comprehensive income - derivative instruments (cash flow hedges)				288	15	303
Issuance and registration of common shares	2	726				728
Shares repurchased and retired	—	(456)				(456)
Exercise of stock options	3	11,913				11,916
Shares issued in exchange for units	—	992			(992)	—
Shares issued in exchange for redeemable stock		998				998
Redeemable stock fair market value adjustment			(286)			(286)
Adjustment for noncontrolling interest ownership in operating partnership		(55)			55	—
Amortization of unearned compensation		3,180				3,180
Dividends on common stock ($2.19 per share)			(164,598)		—	(164,598)
Dividends on noncontrolling interest units ($2.19 per unit)					(9,209)	(9,209)
EQUITY BALANCE SEPTEMBER 30, 2014	$752	$3,616,847	$(705,022)	$396	$162,959	$3,075,932

5.    MAALP Capital

Total capital and its components for the nine-month periods ended September 30, 2015 and 2014 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792
Net income	16,078	289,300		305,378
Other comprehensive loss - derivative instruments (cash flow hedges)			(6,222)	(6,222)
Issuance of units		326		326
Units repurchased and retired		(957)		(957)
Exercise of unit options		420		420
General partner units issued in exchange for limited partner units	(236)	236		—
Redeemable units fair market value adjustment		(614)		(614)
Adjustment for limited partners' capital at redemption value	58	(58)		—
Amortization of unearned compensation		4,950		4,950
Distributions ($2.31 per unit)	(9,671)	(174,100)		(183,771)
CAPITAL BALANCE SEPTEMBER 30, 2015	$167,539	$3,010,361	$(6,598)	$3,171,302

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518
Net income	6,364	113,455		119,819
Other comprehensive income - derivative instruments (cash flow hedges)			303	303
Issuance of units		728		728
Units repurchased and retired		(456)		(456)
Exercise of unit options		11,916		11,916
General partner units issued in exchange for limited partner units	(992)	992		—
Units issued in exchange for redeemable units		998		998
Redeemable units fair market value adjustment		(286)		(286)
Adjustment for limited partners capital at redemption value	28	(28)		—
Amortization of unearned compensation		3,180		3,180
Distributions ($2.19 per unit)	(9,209)	(164,598)		(173,807)
CAPITAL BALANCE SEPTEMBER 30, 2014	$162,937	$2,912,499	$477	$3,075,913

6.           Borrowings

The weighted average interest rate at September 30, 2015 for the $3.43 billion of debt outstanding was 3.6%, compared to the weighted average interest rate of 3.7% on $3.52 billion of debt outstanding at December 31, 2014. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this Report.

At September 30, 2015, we had $145.8 million (after considering the impact of interest rate swap and cap agreements in effect) of secured variable rate debt outstanding at an average interest rate of 0.8% and $125.0 million of capped secured variable rate debt at an average interest rate of 0.8%. The interest rate on all other secured debt, totaling $1.1 billion, was hedged or fixed at an average interest rate of 4.0%. Additionally, we had $1.9 billion of senior unsecured notes and term loans fixed at an average interest rate of 4.0% and a $500 million variable rate credit facility with an average interest rate of 1.3% with $184.0 million borrowed at September 30, 2015.

Unsecured Credit Facility

We maintain a $500.0 million unsecured credit facility with fourteen banks led by KeyBank National Association (the KeyBank Facility). The KeyBank Facility includes an expansion option up to $800.0 million. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.90% to 1.70% based on an investment grade pricing grid and is currently bearing interest at 1.29%. This credit line expires in August 2017 with two six-month extension options. At September 30, 2015, we had $496.7 million total capacity under the KeyBank Facility with $184.0 million borrowed. Approximately $3.3 million of the KeyBank Facility is used to support letters of credit.

Unsecured Term Loans

We also maintain three term loans with a syndicate of banks, led by KeyBank, Wells Fargo, and US Bank, respectively. The KeyBank term loan has a balance of $150 million, matures in 2017, and has a variable interest rate of LIBOR plus a spread of 1.10% to 2.05% based on our credit ratings. The Wells Fargo term loan has a balance of $250 million and matures in 2018. The US Bank term loan has a balance of $150 million and matures in 2020. Both the Wells Fargo and US Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings. As of September 30, 2015, the KeyBank term loan was bearing interest at a rate of LIBOR plus 1.35%. As of September 30, 2015, the Wells Fargo and US Bank term loans were bearing interest at a rate of LIBOR plus 1.15%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of September 30, 2015, we have approximately $1.0 billion of publicly issued bonds and $310.0 million of private placement notes. These senior unsecured notes are longer term in nature and usually mature within five to 12 years.

Secured Credit Facility

We also maintain a $360.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility, of which $320.8 million is collateralized and available to borrow. The Fannie Mae Facility provides for both fixed and variable rate borrowings and has Fannie Mae rate tranches with maturities from 2015 through 2018. The interest rate on the variable portion renews every 90 days and is based on the Fannie Mae discount mortgage backed security rate on the date of renewal, which, for us, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facility, plus a fee of 0.62%. Borrowings under the Fannie Mae Facility totaled $320.8 million at September 30, 2015, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $270.8 million under the variable rate portion of the Fannie Mae Facility at an average rate of 0.8%. On February 17, 2015, we paid off $91.1 million related to a group of mortgages associated with a previous tax-free Fannie Mae Facility. As part of this transaction, we recorded a $3.1 million loss on debt extinguishment, primarily due to the write-off of unamortized financing costs associated with these mortgages.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facility is subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing or in the event of a reduction in real estate values, the available credit under one or more of the facilities could be reduced, which could adversely affect our liquidity. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, after applicable cure periods, one or more of our lenders could declare a default, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities. A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities. Any such event could have a material adverse effect on the Company. We believe that we were in compliance with these covenants and conditions on usage at September 30, 2015.

Secured Property Mortgages

At September 30, 2015, we had $1.1 billion of fixed rate conventional property mortgages with an average interest rate of 3.9% and an average maturity in 2019.

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

On September 1, 2015, we paid off a $11.6 million mortgage associated with the Colonial Village at Timber Crest apartment community. The payoff was a scheduled maturity of the loan.

On September 30, 2015, we paid off a $23.5 million mortgage associated with the Sanctuary at Oglethorpe apartment community. The payoff was a scheduled maturity of the loan.

In addition to these payoffs, we have paid $6.3 million associated with property mortgage principal amortizations.

Guarantees

Of the debt mentioned above, MAA fully and unconditionally guarantees the following debt incurred by MAALP for the full terms of the respective instruments:

•	$360.0 million of the Fannie Mae Facilities, of which $320.8 million has been borrowed as of September 30, 2015;

•	$500.0 million KeyBank credit facility, of which $184.0 million has been borrowed as of September 30, 2015;

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of September 30, 2015; and

•	$550.0 million of term loans, all of which has been borrowed as of September 30, 2015.

Borrowings Overview

The following table summarizes our outstanding debt structure as of September 30, 2015 (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,052,869	3.9%	7/10/2019
Fannie Mae Facility	50,000	4.7%	3/31/2017
Total fixed rate secured debt	$1,102,869	3.9%	6/2/2019
Variable Rate Secured Debt (1)
Fannie Mae Facility	270,785	0.8%	2/18/2017
Total variable rate secured debt	$270,785	0.8%	2/18/2017
Total Secured Debt	$1,373,654	3.3%	12/20/2018

Unsecured Debt
Variable rate credit facility	$184,000	1.3%	8/7/2017
Term loans fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate senior bonds	1,317,481	4.5%	12/4/2021
Total Unsecured Debt	$2,051,481	3.8%	6/12/2020

Total Outstanding Debt	$3,425,135	3.6%	9/18/2019

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended September 30, 2015 and 2014, we recorded ineffectiveness of $44,000 (increase to interest expense) and $25,000 (increase to interest expense), respectively, and during the nine months ended September 30, 2015 and 2014, we recorded ineffectiveness of $117,000 (increase to interest expense) and $88,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next 12 months, we estimate that an additional $5.0 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	5	$125,000,000
Interest Rate Swaps(1)	7	$550,000,000

(1) Excludes three forward rate swaps totaling $150 million where the debt has not yet been issued. These swaps are not included in our debt discussion in Note 6 or Management's Discussion and Analysis.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheets

The table below presents the fair value of our derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets as of September 30, 2015 and
December 31, 2014 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$6	$72	Fair market value of interest rate swaps	$17,953	$13,392

Total derivatives designated as hedging instruments		$6	$72		$17,953	$13,392

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$—	$6		$—	$—

Total derivatives not designated as hedging instruments		$—	$6		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three and nine months ended September 30, 2015 and 2014 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2015	2014		2015	2014		2015	2014

Interest rate contracts	$(9,269)	$(696)	Interest expense	$(1,607)	$(2,589)	Interest expense	$(44)	$(25)

Total derivatives in cash flow hedging relationships	$(9,269)	$(696)		$(1,607)	$(2,589)		$(44)	$(25)

Nine months ended September 30,

Interest rate contracts	$(11,812)	$(9,096)	Interest expense	$(5,590)	$(9,399)	Interest expense	$(117)	$(88)

Total derivatives in cash flow hedging relationships	$(11,812)	$(9,096)		$(5,590)	$(9,399)		$(117)	$(88)

Derivatives Not Designated as Hedging Instruments

Three months ended September 30,						Location of Gain or (Loss) Recognized in Income	2015	2014

Interest rate contracts						Interest expense	$—	$(10)

Total							$—	$(10)

Nine months ended September 30,

Interest rate contracts						Interest expense	$(3)	$(138)

Total							$(3)	$(138)

Credit-Risk-Related Contingent Features

As of September 30, 2015, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $18.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $18.0 million at September 30, 2015.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of

September 30, 2015, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $18.9 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets (dollars in thousands):

Offsetting of Derivative Assets
As of September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6	$—	$6	$—	$—	$6

Offsetting of Derivative Liabilities
As of September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$17,953	$—	$17,953	$—	$—	$17,953

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$78	$—	$78	$—	$—	$78

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$13,392	$—	$13,392	$—	$—	$13,392

Other Comprehensive Income

Our other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		for the nine months ended September 30,
		2015	2014
Beginning balance		$(412)	$108
Other comprehensive loss before reclassifications		(11,812)	(9,096)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	5,590	9,399
Net current-period other comprehensive loss (income) attributable to noncontrolling interest		328	(15)
Net current-period other comprehensive (loss) income attributable to MAA		(5,894)	288
Ending balance		$(6,306)	$396

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

Fixed rate notes payable at September 30, 2015 and December 31, 2014, totaled $2.42 billion and $2.50 billion, respectively, and had estimated fair values of $2.46 billion and $2.54 billion (excluding prepayment penalties), respectively, as of

September 30, 2015 and December 31, 2014. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2015 and December 31, 2014, totaled $1.01 billion and $1.02 billion, respectively, and had estimated fair values of $0.99 billion and $0.97 billion (excluding prepayment penalties), respectively, as of September 30, 2015 and December 31, 2014. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2015
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				September 30, 2015
Assets
Derivative financial instruments	$—	$6	$—	$6
Liabilities
Derivative financial instruments	$—	$17,953	$—	$17,953

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2014
Assets
Derivative financial instruments	$—	$78	$—	$78
Liabilities
Derivative financial instruments	$—	$13,392	$—	$13,392

The fair value estimates presented herein are based on information available to management as of September 30, 2015 and December 31, 2014.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 7 to the Condensed Consolidated Financial Statements.

9.           Shareholders' Equity of MAA

On September 30, 2015, 75,379,381 shares of common stock of MAA and 4,185,065 OP Units were issued and outstanding, representing a total of 79,564,446 shares and units. At September 30, 2014, 75,242,266 shares of common stock of MAA and 4,202,123 OP Units were outstanding, representing a total of 79,444,389 shares and units. There were 58,112 outstanding options as of September 30, 2015 compared to 81,654 outstanding options as of September 30, 2014.

During the nine months ended September 30, 2015, 11,914 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2014, 9,292 shares were acquired for these purposes.

During the nine months ended September 30, 2015, we issued 7,342 shares related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million. During the nine months ended September 30, 2014, we issued 263,259 shares related to the exercise of stock options. These exercises resulted in proceeds of $11.9 million.

10.    Partners' Capital of Mid-America Apartments, L.P.

OP Units

As of September 30, 2015, there were 79,564,446 OP Units outstanding, 75,379,381, or 94.7%, of which were owned by MAA, the Operating Partnership's general partner. The remaining 4,185,065 OP Units were owned by non-affiliated limited partners (Class A Limited Partners). As of September 30, 2014, there were 79,444,389 OP Units outstanding, 75,242,266, or 94.7%, of which were owned by MAA and 4,202,123 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of the Operating Partnership, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within the Operating Partnership's agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of Operating Partnership cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. MAA may delegate these and other powers granted if MAA remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners other than MAA, in its capacity as general partner of the Operating Partnership, or its subsidiaries, while Class B OP Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of September 30, 2015, a total of 4,185,065 Class A OP Units in the Operating Partnership were held by limited partners other than MAA or its subsidiaries, while a total of 75,379,381 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

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

At September 30, 2015, a total of 4,185,065 Class A OP Units were outstanding and redeemable for 4,185,065 shares of MAA common stock or approximately $342.6 million, based on the closing price of MAA’s common stock on September 30, 2015 of $81.87 per share, at MAA’s option. At September 30, 2014, a total of 4,202,123 Class A OP Units were outstanding and redeemable for 4,202,123 shares of MAA common stock or approximately $275.9 million, based on the closing price of MAA’s common stock on September 30, 2014 of $65.65 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

11.     Legal Proceedings

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourselves against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any further range of reasonably possible loss, in connection with this matter.

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

As of September 30, 2015 and December 31, 2014, our accrual for loss contingencies was $13.1 million and $12.3 million in the aggregate, respectively.

12.           Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Colonial Village at North Arlington, Colonial Village at Vista Ridge, Greenbrook, Colonial Village at Inverness, Colonial Village at Charleston Place, Colonial Village at Huntleigh Woods, Colonial Village at Ashford Place, or Colonial Promenade Huntsville, which were sold during the year ended December 31, 2014, as discontinued operations. We also did not classify Vistas, Austin Chase, Fairways at Hartland, Fountain Lake, Post House Jackson, Post House North, Woodwinds, Oaks, Woods of Post House, Bradford Pointe, Huntington Chase, Westbury Creek, Colony at South Park, Paddock Park, Anatole, Bradford Chase, Sutton Place, Southland Station, Colonial Promenade Craft Farms, Colonial Grand Wilmington, Savannah Creek, or Whisperwood, which were sold during the nine months ended September 30, 2015, as discontinued operations.

As part of the merger with Colonial on October 1, 2013, we acquired the Nord du Lac commercial property. Starting on October 1, 2013, the criteria for classifying this property as Held for Sale were met and as a result the assets and liabilities for this property were presented as held for sale in the Condensed Consolidated Balance Sheets , and the results of operations were included within discontinued operations in the Condensed Consolidated Statement of Operations for all periods presented through the period ended March 31, 2015. Additionally, we ceased recording depreciation and amortization following the held for sale designation. On May 29, 2015, after several amendments to the original sale agreement extending the closing date, the buyer elected not to purchase the property and consequently, the Nord Du Lac Property no longer met the criteria to be classified as held for sale as of June 30, 2015. Approximately $34.1 million of real estate assets that were classified as held for sale as of March 31, 2015 was reclassified to held for use as of June 30, 2015, and included in the applicable line items in the accompanying Condensed Consolidated Balance Sheets. We measured the property to be reclassified at the lower of (1) its carrying value before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for use or (2) its fair value at the date of the subsequent decision not to sell. As a result of this reclassification, we recorded an additional $2.3 million of depreciation and amortization expense during the three months ended June 30, 2015, which represents the depreciation and amortization expense on the Nord du Lac property that would have been recognized had the property been continuously classified as held for use. Additionally, the related results of operations previously recorded in discontinued operations have been included in the applicable line items of continuing operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented, and thus are not presented in discontinued operations in the tables below.

Willow Creek, one of the properties that we sold during the nine months ended September 30, 2014, has been classified as discontinued operations in the Consolidated Statements of Operations. Willow Creek is included in discontinued operations because it was shown in discontinued operations as of December 31, 2013, and thus is not subject to ASU 2014-08.

The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the three- and nine-month periods ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income from continuing operations:
Attributable to MAA	$91,734	$67,079	$289,300	$108,420
Attributable to noncontrolling interest	5,094	3,748	16,078	6,080
Income from continuing operations	$96,828	$70,827	$305,378	$114,500

Income from discontinued operations:
Attributable to MAA	$—	$(103)	$—	$5,035
Attributable to noncontrolling interest	—	(5)	—	284
Income from discontinued operations	$—	$(108)	$—	$5,319

The following is a summary of earnings from discontinued operations for MAA and MAALP for the three- and nine-month periods ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenues	$—	$—	$—	$76
Other revenues	—	—	—	10
Total revenues	$—	$—	$—	$86
Expenses
Property operating expenses	$—	$8	$—	$67
Depreciation and amortization	—	—	—	42
Interest expense and other	—	—	—	36
Total expense	$—	$8	$—	$145
Loss from discontinued operations before gain on sale	$—	$(8)	$—	$(59)
Net loss on insurance and other settlement proceeds on discontinued operations	—	3	—	—
Gain on sale of discontinued operations	—	(103)	—	5,378
(Loss) Income from discontinued operations	$—	$(108)	$—	$5,319

13.           Segment Information

As of September 30, 2015, we owned or had an ownership interest in 253 multifamily apartment communities in 15 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

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

A redevelopment community is a community with a specific plan in place to upgrade at least half of the community's units over a period of time with new finishes, fixtures, and appliances, among other upgrades.  These plans include spending a pre-defined amount of capital per unit to achieve a rent increase as a result of the upgrades.  We separately identify redevelopment communities that would cause a material distortion of normal same store operating results; however, currently there are no communities separately identified. Routine renovations occur at a property as items need to be replaced as a normal part of operations and is done with an expectation to maintain the current level of quality at the property. There is no specified plan in place for routine renovations.

Revenues and NOI for each reportable segment for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Large Market Same Store	$149,642	$140,452	$438,184	$411,851
Secondary Market Same Store	82,494	78,413	242,908	231,852
Non-Same Store and Other	29,862	30,698	98,349	95,256
Total property revenues	261,998	249,563	779,441	738,959
Management fee income	—	11	—	154
Total operating revenues	$261,998	$249,574	$779,441	$739,113

NOI
Large Market Same Store	$91,237	$84,084	$266,941	$247,256
Secondary Market Same Store	50,864	47,365	149,800	141,731
Non-Same Store and Other	18,298	17,232	59,597	54,666
Total NOI	160,399	148,681	476,338	443,653
Discontinued operations NOI included above	—	—	—	(1,102)
Management fee income	—	11	—	154
Depreciation and amortization	(73,098)	(70,222)	(220,606)	(229,866)
Acquisition expense	(656)	(13)	(2,155)	(971)
Property management expense	(7,628)	(7,429)	(23,106)	(24,019)
General and administrative expense	(5,879)	(6,511)	(19,103)	(16,065)
Merger related expenses	—	(331)	—	(3,202)
Integration costs	—	(147)	—	(7,140)
Interest and other non-property (expense) income	(179)	37	(359)	1,077
Interest expense	(29,342)	(28,251)	(88,801)	(89,090)
Loss on debt extinguishment/modification	(5)	(2,586)	(3,384)	(2,586)
Amortization of deferred financing costs	(887)	(1,000)	(2,710)	(3,485)
Gain on sale of depreciable real estate assets excluded from discontinued operations	54,621	36,032	190,031	42,254
Net casualty (loss) gain after insurance and other settlement proceeds	(5)	(126)	485	(431)
Income tax expense	(512)	(442)	(1,419)	(1,235)
Gain on sale of non-depreciable real estate assets	—	—	172	535
(Loss) gain from real estate joint ventures	(1)	3,124	(5)	6,019
Discontinued operations	—	(108)	—	5,319
Net income attributable to noncontrolling interests	(5,094)	(3,743)	(16,078)	(6,364)
Net income attributable to MAA	$91,734	$66,976	$289,300	$113,455

Assets for each reportable segment as of September 30, 2015 and December 31, 2014, were as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Assets
Large Market Same Store	$3,803,518	$1,253,995
Secondary Market Same Store	1,676,365	1,003,426
Non-Same Store and Other	1,266,054	4,509,517
Corporate assets	141,404	66,656
Total assets	$6,887,341	$6,833,594

The decrease in the Non-Same Store and Other category, and subsequent increase in both the Large Market Same Store and Secondary Market Same Store categories, are due to the properties acquired as part of the merger with Colonial being moved out of Non-Same Store and into Same Store as the criteria noted above have been met.

14.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the nine months ended September 30, 2015:

Communities	Locations	Units (unless noted)	Dates Acquired
River's Walk (4 outparcels)	Charleston, South Carolina	2.5 acres	Q1/Q2 2015 - various
Residences at Burlington Creek	Kansas City, Missouri	298	January 15, 2015
SkySong	Scottsdale, Arizona	325	June 11, 2015
Retreat at West Creek	Richmond, Virginia	254	June 15, 2015
Radius	Newport News, Virginia	252	July 28, 2015
Haven at Prairie Trace	Overland Park, Kansas	280	July 30, 2015

The following chart shows our disposition activity for the nine months ended September 30, 2015:

Communities	Locations	Units (unless noted)	Dates Sold
Vistas	Macon, Georgia	144	February 26, 2015
Austin Chase	Macon, Georgia	256	February 26, 2015
Fairways at Hartland	Bowling Green, Kentucky	240	February 26, 2015
Fountain Lake	Brunswick, Georgia	113	March 25, 2015
Westbury Creek	Augusta, Georgia	120	April 1, 2015
Woodwinds	Aiken, South Carolina	144	April 1, 2015
Colony at South Park	Aiken, South Carolina	184	April 1, 2015
Bradford Pointe	Augusta, Georgia	192	April 1, 2015
Colonial Promenade Craft Farms	Gulf Shores, Alabama	67,735 sq. ft	April 28, 2015
Colonial Promenade Craft Farms outparcel	Gulf Shores, Alabama	0.23 acres	April 28, 2015
Anatole	Daytona Beach, Florida	208	April 29, 2015
Oaks	Jackson, Tennessee	100	April 29, 2015
Post House Jackson	Jackson, Tennessee	150	April 29, 2015
Woods of Post House	Jackson, Tennessee	122	April 29, 2015
Post House North	Jackson, Tennessee	145	April 29, 2015
Bradford Chase	Jackson, Tennessee	148	April 29, 2015
Sutton Place	Memphis, Tennessee MSA	253	April 29, 2015
Southland Station	Warner Robins, Georgia	304	April 29, 2015
Huntington Chase	Warner Robins, Georgia	200	April 29, 2015
Paddock Park	Ocala, Florida	480	April 29, 2015
Colonial Grand Wilmington	Wilmington, North Carolina	390	July 1, 2015
Savannah Creek	Memphis, Tennessee MSA	204	July 1, 2015
Whisperwood	Columbus, Georgia	1,008	July 1, 2015

15.           Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2015-03 and ASU 2015-15, Interest - Imputation of Interest
ASU 2015-03, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

This ASU is effective for annual reporting periods beginning after December 15, 2017, as a result of a deferral of the effective date arising from the issuance of ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early adoption is permitted.

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

16. Subsequent Events

Financings

On October 1, 2015, we paid off $184.9 million of senior unsecured notes upon maturity.

On October 2, 2015, we entered into a forward swap agreement with a notional value of $50 million related to debt that has not yet been issued.

On October 15, 2015, we closed on a new unsecured revolving credit facility, replacing the current credit facility. The new credit facility provides $750.0 million of borrowing capacity with an option to extend to $1.5 billion at the company's request. The new facility extends the maturity date of the credit facility to April 2020 with one 6-month extension option and bears interest at LIBOR plus a spread based on an investment ratings grid, which is currently 1.00%.

On October 26, 2015, we amended the terms to one of the three existing terms loans; extending the maturity from 2017 to 2021 and reducing the interest rate from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 1.10% based on an investment grade ratings grid.

Acquisition

On October 14, 2015, we purchased 4.4 acres of land at the Retreat at West Creek apartment community for approximately $3.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.7% limited partner interest as of September 30, 2015. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

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

•
adverse changes in real estate markets, including, but not limited to, the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets, which we may seek to enter in the future, limitations on our ability to increase rental rates, competition, our ability to identify and consummate attractive acquisitions or development projects on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 25, 2015 for discussions of our critical accounting policies. During the three months ended September 30, 2015, there were no material changes to these policies.

Overview of the Three Months Ended September 30, 2015

We experienced an increase in income from continuing operations for the three months ended September 30, 2015 over the three months ended September 30, 2014 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 6.5% increase in our large market same store segment, a 5.2% increase in our secondary market same store segment and a 2.7% decrease in our non-same store and other segment, which was primarily a result of acquisition and disposition activity. The increase in expense came from a 3.6% increase in our large market same store segment and a 1.9% increase in our secondary market same store segment offset by a 14.1% decrease in our non-same store and other segment. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. The drivers of these increases are discussed below in the results of operations section.

The following table shows our multifamily real estate assets as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Properties	253	265
Units	79,024	81,137
Development Units	806	514
Average Effective Rent/Unit for the three months ended September 30, 2015, excluding lease-up and development	$999	$934
Physical occupancy, excluding lease-up and development	96.6%	96.4%

See discussion of same store average rent per unit and occupancy comparisons in the Trends section below.

In addition to the multi-family assets detailed above, we also owned or owned an interest in two commercial properties totaling 226,000 square feet of leasable space at September 30, 2015.

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

The following is a discussion of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with all of the consolidated financial statements included in this Report.

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Property Revenues

The following table shows our property revenues by segment for the three months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014	Increase (Decrease)	Percentage Increase (Decrease)
Large Market Same Store	$149,642	$140,452	$9,190	6.5%
Secondary Market Same Store	82,494	78,413	4,081	5.2%
Same Store Portfolio	232,136	218,865	13,271	6.1%
Non-Same Store and Other	29,862	30,698	(836)	(2.7)%
Total	$261,998	$249,563	$12,435	5.0%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased revenues per occupied unit of 5.1% and increased average physical occupancy of 0.9%.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the three months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$58,405	$56,366	$2,039	3.6%
Secondary Market Same Store	31,630	31,050	580	1.9%
Same Store Portfolio	90,035	87,416	2,619	3.0%
Non-Same Store and Other	11,564	13,466	(1,902)	(14.1)%
Total	$101,599	$100,882	$717	0.7%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes of $0.5 million, irrigation expenses of $0.3 million, and cable expenses of $0.2 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in leasing personnel expenses of $0.1 million and cable expenses of $0.1 million.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the three months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014	Increase	Percentage Increase
Large Market Same Store	$42,496	$40,597	$1,899	4.7%
Secondary Market Same Store	21,413	20,456	957	4.7%
Same Store Portfolio	63,909	61,053	2,856	4.7%
Non-Same Store and Other	9,189	9,169	20	0.2%
Total	$73,098	$70,222	$2,876	4.1%

The increases in depreciation and amortization expense from our large market same store and secondary market same store groups are primarily due to asset additions made in the normal course of business.

Debt Extinguishment

Loss on debt extinguishment for the three months ended September 30, 2014 was approximately $2.6 million. We did not incur a material gain or loss on debt extinguishment during the three months ended September 30, 2015.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable real estate assets excluded from discontinued operations of $54.6 million for the three months ended September 30, 2015, an increase of $18.6 million from the three months ended September 30, 2014. The increase in the gain was primarily caused by selling a property owned for 18 years for a gain of approximately $40.4 million during the three months ended September 30, 2015. The gains recorded during the three months ended September 30, 2014 were smaller on average due to the period of ownership being shorter.

Gain from Real Estate Joint Ventures

We recorded a gain from real estate joint ventures of $3.1 million during the three months ended September 30, 2014 as opposed to no material gain or loss being recorded during the three months ended September 30, 2015. The decrease was primarily a result of recording a $2.8 million gain for the promote fee received from our Mid-America Fund II, or Fund II, partner during the three months ended September 30, 2014. The promote fee was received as a result of MAA achieving certain performance metrics in its management of the Fund II properties over the life of the joint venture. There was no such gain recorded during the three months ended September 30, 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2015 was approximately $5.1 million, an increase of $1.4 million from the three months ended September 30, 2014. This increase is primarily due to the increase in consolidated net income, which resulted from the factors listed above.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $24.8 million for the three months ended September 30, 2015 from the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Property Revenues

The following table shows our property revenues by segment for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Nine months ended September 30,
	2015	2014	Increase	Percentage Increase
Large Market Same Store	$438,184	$411,851	$26,333	6.4%
Secondary Market Same Store	242,908	231,852	11,056	4.8%
Same Store Portfolio	681,092	643,703	37,389	5.8%
Non-Same Store and Other	98,349	95,256	3,093	3.2%
Total	$779,441	$738,959	$40,482	5.5%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased revenues per occupied unit of 4.9% and increased average physical occupancy of 0.8%.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Nine months ended September 30,
	2015	2014	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$171,243	$164,595	$6,648	4.0%
Secondary Market Same Store	93,108	90,121	2,987	3.3%
Same Store Portfolio	264,351	254,716	9,635	3.8%
Non-Same Store and Other	38,752	41,692	(2,940)	(7.1)%
Total	$303,103	$296,408	$6,695	2.3%

The increases in property operating expenses from our large market same store and secondary market same store groups are primarily a result of increases in real estate taxes of $3.1 million, office and maintenance personnel expenses of $2.4 million, and water and cable utilities of $1.4 million.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Nine months ended September 30,
	2015	2014	(Decrease)/Increase	Percentage (Decrease)/Increase
Large Market Same Store	$125,794	$133,915	$(8,121)	(6.1)%
Secondary Market Same Store	63,314	65,361	(2,047)	(3.1)%
Same Store Portfolio	189,108	199,276	(10,168)	(5.1)%
Non-Same Store and Other	31,498	30,590	908	3.0%
Total	$220,606	$229,866	$(9,260)	(4.0)%

The decreases in depreciation and amortization expense from our large market and secondary market same store groups are primarily due to the decrease in the amortization of the fair value of in-place leases and resident relationships acquired as a result of the merger with Colonial of $19.3 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This decrease was offset by an increase in depreciation expense of $9.6 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.

General and Administrative Expenses

General and Administrative expenses for the nine months ended September 30, 2015 were approximately $19.1 million, an increase of $3.0 million from the nine months ended September 30, 2014. The majority of the increase was related to an increase in legal expenses of $2.2 million.

Merger and Integration Related Expenses

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $3.2 million for the nine months ended September 30, 2014. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $7.1 million for the nine months ended September 30, 2014. We did not incur any merger or integration related expenses for the nine months ended September 30, 2015.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable real estate assets excluded from discontinued operations of $190.0 million for the nine months ended September 30, 2015, an increase of $147.8 million from the nine months ended September 30, 2014. The increase in the gain is caused by selling 22 properties during the nine months ended September 30, 2015 versus only selling nine properties during the nine months ended September 30, 2014.

Gain from Real Estate Joint Ventures

We recorded a gain from real estate joint ventures of $6.0 million during the nine months ended September 30, 2014 as opposed to no material gain or loss being recorded during the nine months ended September 30, 2015. The decrease was primarily a result of recording a $3.4 million gain for the disposition of Ansley Village by Fund II as well as a $2.8 million gain for the promote fee received from our Fund II partner during the nine months ended September 30, 2014. The promote fee was received as a result of MAA achieving certain performance metrics in its management of the Fund II properties over the life of the joint venture. There was no such gains recorded during the nine months ended September 30, 2015.

Discontinued Operations

We recorded a gain on sale of discontinued operations of $5.4 million during the nine months ended September 30, 2014. We did not record a gain or loss on sale of discontinued operations during the nine months ended September 30, 2015 due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which resulted in dispositions being included in the gain on sale of depreciable real estate assets excluded from discontinued operations. See Note 15 to the Condensed Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2015 was approximately $16.1 million, an increase of $9.7 million from the nine months ended September 30, 2014. This increase is primarily due to the increase in consolidated net income, which resulted from the factors listed above.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $175.8 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014.

Funds from Operations

Funds from operations, or FFO, represents net income available for common shareholders (computed in accordance with GAAP) excluding extraordinary items, asset impairment, gains or losses on disposition of depreciable real estate assets, plus net income attributable to noncontrolling interest, depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes sales of discontinued operations. Because noncontrolling interest is added back, FFO, when used in this document, represents FFO attributable to the Company.

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

Core FFO, a non-GAAP financial measure, represents FFO excluding certain non-cash or non-routine items such as acquisition, merger and integration expenses, mark-to-market debt adjustments and loss or gain on debt extinguishment. While our definition of Core FFO is similar to others in our industry, our precise methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income. We believe that Core FFO is helpful in understanding our operating performance in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table is a reconciliation of Core FFO and FFO to net income available for MAA common shareholders for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014		2015	2014
Net income available for MAA common shareholders	$91,734	$66,976		$289,300	$113,455
Depreciation and amortization of real estate assets	72,335	69,613		218,451	228,106
Depreciation and amortization of real estate assets of discontinued operations	—	—		—	42
Gain on sales of discontinued operations	—	103		—	(5,378)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(54,621)	(36,032)		(190,031)	(42,254)
Gain on disposition within unconsolidated entities	—	(603)		(12)	(4,017)
Depreciation and amortization of real estate assets of real estate joint ventures	6	37		19	391
Net income attributable to noncontrolling interests	5,094	3,743		16,078	6,364
Funds from operations attributable to the Company	114,548	103,837		333,805	296,709
Acquisition expense	656	13		2,155	971
Merger related expenses	—	331		—	3,202
Integration related expenses	—	147		—	7,140
(Gain) loss on sale of non-depreciable real estate assets	—	—		(172)	(535)
Mark-to-market debt adjustment	(5,321)	(5,328)		(16,053)	(19,568)
Loss on debt extinguishment	5	2,586	(1)	3,384	3,126	(1)
Core funds from operations attributable to the Company	$109,888	$101,586		$323,119	$291,045

(1) The loss on debt extinguishment for 2014 includes MAA's share of debt extinguishment costs incurred by Fund II.

FFO and Core FFO for the three months ended September 30, 2015 increased approximately $10.7 million and $8.3 million, respectively, from the three months ended September 30, 2014 primarily as a result of the increase in total property revenues of approximately $12.4 million discussed above that was only partially offset by the $0.7 million increase in property operating expenses.

FFO and Core FFO for the nine months ended September 30, 2015 increased approximately $37.1 million and $32.1 million, respectively, from the nine months ended September 30, 2014 primarily as a result of the increase in total property revenues of approximately $40.5 million discussed above that was only partially offset by the $6.7 million increase in property operating expenses.

Trends

During the three months ended September 30, 2015, demand for apartments continued to be strong. This strength was evident on two fronts: same store average physical occupancy during the three months ended September 30, 2015 increased, averaging 96.6% occupancy for the quarter as compared to 95.7% for the three months ended September 30, 2014; and same store effective rent per unit also increased, up 4.6% in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The average physical occupancy for the quarter of 96.6% was a record high for the company.

An important part of our portfolio strategy is to maintain a diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2015, we were invested in approximately 42 defined Metropolitan Statistical Areas across 15 states, with approximately 65% of our multifamily assets, based on gross assets, in large markets and 35% of our multifamily assets in select secondary markets, which is in line with our strategy.

New supply of rental units has increased in several key markets, and multifamily permitting increased in 2014 and continues to remain elevated in 2015. We believe this permitting will ultimately lead to a further increase in supply but also believe the lack of new apartments in recent years combined with strong demand from new households will help keep supply and demand in balance. Competition from single family homes, both for rent and for sale, continues to be comparable to prior periods and has not materially increased or caused higher resident turnover in our portfolio. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand in our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing through our revenue management system. Same store physical occupancy remained strong during the quarter and ended the quarter at 96.7%. As we move into the fall and winter leasing season, this level of physical occupancy should allow us to maximize pricing while at the same time protecting occupancy in the fourth quarter of 2015, typically a slower leasing period.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenue. The continued benefit of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue. We also actively work on improving processes and products to reduce expenses, such as new websites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing, and financing activities from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $361.5 million for the nine months ended September 30, 2015 from $297.3 million for the nine months ended September 30, 2014. This change was a result of various items, including higher revenue as discussed above.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $75.9 million compared to net cash used in investing activities during the nine months ended September 30, 2014 of $55.1 million. The primary drivers of this change are as follows:

	Cash inflow/(outflow) during the nine months ended September 30,
	2015	2014	Increase/(Decrease) in Net Cash	Percentage Increase/(Decrease) in Net Cash
Proceeds from disposition of real estate assets	$358,017	$241,691	$116,326	48.1%
Purchases of real estate and other assets	$(248,668)	$(155,679)	$(92,989)	(59.7)%
Funding of escrow for future acquisitions	$(59,607)	$(5,589)	$(54,018)	(966.5)%
Development	$(24,870)	$(57,705)	$32,835	56.9%
Distributions from real estate joint ventures	$6	$15,964	$(15,958)	(100.0)%

The increase in proceeds from the disposition of real estate assets resulted from the sale of 21 apartment communities and one commercial property during the nine months ended September 30, 2015 compared to the sale of seven apartment communities, two commercial properties, and five land parcels during the nine months ended September 30, 2014. The increase in cash outflows from purchases of real estate and other assets resulted from the acquisition of five apartment communities and four land parcels during the nine months ended September 30, 2015 compared to the acquisition of five apartment communities during the nine months ended September 30, 2014. Additionally, the apartment communities acquired during the nine months ended September 30, 2014 included debt assumptions, which reduced the amount of cash paid for these properties. The increase in cash outflows from funding of escrow for future acquisitions resulted from the funding of two 1031(b) transactions during the nine months ended September 30, 2015 compared to the funding of three 1031(b) transactions and the return of escrow related to two 1031(b) transactions during the nine months ended September 30, 2014. The decrease in cash outflows for development resulted from the timing of development spending for two projects commencing during the nine months ended September 30, 2015. The decrease in distributions from real estate joint ventures primarily resulted from the receipt of funds from the sale of two joint venture properties during the nine months ended September 30, 2014. No joint venture properties were sold during the nine months ended September 30, 2015.

Financing Activities

Net cash used in financing activities increased to $267.4 million for the nine months ended September 30, 2015 from $243.3 million for the nine months ended September 30, 2014. The primary drivers of this change are as follows:

	Cash inflow/(outflow) during the nine months ended September 30,
	2015	2014	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Proceeds from notes payable	$—	$396,532	$(396,532)	(100.0)%
Net change in credit lines	$8,885	$(216,184)	$225,069	104.1%
Principal payments on notes payable	$(92,211)	$(258,105)	$165,894	64.3%
Exercise of stock options	$420	$11,916	$(11,496)	(96.5)%
Dividends paid on common shares	$(174,036)	$(164,298)	$(9,738)	(5.9)%

The decrease in cash inflows related to the proceeds from notes payable primarily resulted from issuing $400.0 million in senior unsecured notes during the nine months ended September 30, 2014. No debt was issued during the nine months ended September 30, 2015. The decrease in cash outflows from the net change in credit lines resulted from the borrowing of $125.0 million on our KeyBank unsecured credit facility and the repayment of $116.1 million on our Fannie Mae secured credit facility during the nine months ended September 30, 2015 compared to the repayment of $198.2 million on our Freddie Mac secured credit facility and $17.9 million on our Fannie Mae secured tax free facility during the nine months ended September 30, 2014. The decrease in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $85.9 million of secured property mortgages during the nine months ended September 30, 2015 compared to paying off approximately $192.2 million of senior unsecured notes and approximately $61.2 million of secured property mortgages during the nine months ended September 30, 2014. The decrease in cash inflows from the exercise of stock options resulted from the exercise of approximately 7,000 stock options during the nine months ended September 30, 2015 compared to the exercise of approximately 263,000 stock options during the nine months ended September 30, 2014. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.77 per share during the nine months ended September 30, 2015 from $0.73 per share during the nine months ended September 30, 2014.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to unitholders and dividends paid on common and preferred shares for both the nine months ended September 30, 2015 and 2014. While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue, from time to time equity or debt securities.

Equity

As of September 30, 2015, we owned 75,379,381 OP Units, comprising a 94.7% limited partnership interest in the Operating Partnership, while the remaining 4,185,065 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than us and our affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of our common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered the 4,185,065 shares of our common stock, which as of September 30, 2015, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If we issue shares of our common stock upon the redemption of OP Units in our Operating Partnership, sales of substantial amounts of such shares of our common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock or may impair our ability to raise capital through the sale of our common stock or other equity securities.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the Condensed Consolidated Financial Statements.

Debt

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2015 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Fixed Rate or Swapped	$1,102,868	3.7	4.0%
Variable Rate - Capped (1)	125,000	1.4	0.8%
Total Fixed or Hedged Rate Maturity	$1,227,868	3.4	3.6%
Variable Rate	145,786	0.1	0.8%
Total Secured Rate Maturity	$1,373,654	3.1	3.3%
UNSECURED DEBT
Fixed Rate or Swapped	$1,867,481	4.7	4.0%
Variable Rate	184,000	0.1	1.3%
Total Unsecured Rate Maturity	$2,051,481	4.3	3.8%
TOTAL DEBT RATE MATURITY	$3,425,135	3.8	3.6%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,095,349	4.2	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps.

As of September 30, 2015, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. Additionally, we have entered into three forward rate swaps totaling a notional amount of $150 million where the debt has not yet been issued. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $125.0 million as of September 30, 2015.

The following schedule outlines the contractual maturity dates of our outstanding debt as of September 30, 2015 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	KeyBank Unsecured	Other Secured	Other Unsecured	Total
2015	$80,785	$—	$—	$184,932	$265,717
2016	80,000	—	34,354	78,911	193,265
2017	80,000	184,000	61,544	168,039	493,583
2018	80,000	—	92,426	300,188	472,614
2019	—	—	551,615	20,000	571,615
Thereafter	—	—	312,930	1,115,411	$1,428,341
Total	$320,785	$184,000	$1,052,869	$1,867,481	$3,425,135

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt as of September 30, 2015 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2015	$184,932	$—	$184,932	5.5%	$—	$184,932
2016	109,600	—	109,600	5.9%	75,000	184,600
2017	129,544	300,000	429,544	3.0%	25,000	454,544
2018	142,426	250,000	392,426	3.6%	25,000	417,426
2019	571,615	—	571,615	5.7%	—	571,615
Thereafter	1,282,232	—	1,282,232	4.4%	—	1,282,232
Total	$2,420,349	$550,000	$2,970,349	4.5%	$125,000	$3,095,349

Unsecured Credit Facilities

On August 7, 2013, our Operating Partnership entered into a $500.0 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This credit facility replaces our Operating Partnership's previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of September 30, 2015, we had $184.0 million borrowed under this facility. This facility serves as our primary source of short term liquidity and has an accordion feature to expand its capacity to $800.0 million.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at September 30, 2015.

The $250.0 million Wells Fargo term loan bore interest at a rate of LIBOR plus a spread of 1.65% to 2.90% based on the credit ratings of our unsecured debt from time to time. The loan matures on August 1, 2018. On July 25, 2014, we repriced the Wells Fargo term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt from time to time. The maturity date was not changed. As of September 30, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million U.S. Bank National Association term loan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% based on the credit ratings of our unsecured debt from time to time and was set to mature on May 11, 2017. On October 1, 2014, we repriced the US Bank term loan, and it now bears interest at a rate of LIBOR plus a spread of 0.90% to

1.90% based on the credit ratings of our unsecured debt from time to time. The maturity was extended to March 1, 2020. As of September 30, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with KeyBank and J.P. Morgan bore interest at a rate of LIBOR plus a spread of 1.10% to 2.05% and matures on March 1, 2017. As of September 30, 2015, this loan was bearing interest at a rate of LIBOR plus 1.35%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of September 30, 2015, we have approximately $1.0 billion of publicly issued bonds and $310.0 million of private placement notes. These senior unsecured notes are longer term in nature and usually mature within five to 12 years.

Secured Credit Facilities

We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $320.8 million of our outstanding debt through our Fannie Mae Facility, as defined below, as of September 30, 2015.

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

Approximately 9.4% of our outstanding obligations at September 30, 2015 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $360.0 million, of which $320.8 million was collateralized and available to borrow at September 30, 2015. We had total borrowings outstanding under the Fannie Mae Facility of approximately $320.8 million at September 30, 2015. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2015 through 2018. The Fannie Mae Facility provides for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facility, plus a credit enhancement fee of 0.49% to 0.67%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of September 30, 2015, we have $1.1 billion of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of September 30, 2015 (dollars in thousands):

Contractual Obligations (1)	2015	2016	2017	2018	2019	Thereafter	Total
Long-Term Debt Obligations (2)	$452,257	$202,685	$317,966	$426,509	$559,885	$1,465,833	$3,425,135
Fixed Rate or
Swapped Interest (3)	42,299	114,745	103,235	93,799	65,527	167,732	587,337
Purchase Obligations (4)	161	1,125	—	—	—	—	1,286
Operating Lease Obligations	13	51	47	32	5	4	152
Total	$494,730	$318,606	$421,248	$520,340	$625,417	$1,633,569	$4,013,910

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the Condensed Consolidated Financial Statements.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2015, and 2014, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Report).

Changes in Internal Controls

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows our repurchases of shares for the three-month period ended September 30, 2015:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2015 - July 31, 2015	—	$—	—	2,138,000
August 1, 2015 - August 31, 2015	—	$—	—	2,138,000
September 1, 2015 - September 30, 2015	—	$—	—	2,138,000

Total	—	$—	—	2,138,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under our 4,000,000 share repurchase program authorized by our Board of Directors in 1999.

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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended September 30, 2015, filed with the SEC on October 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 30, 2015	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 30, 2015	/s/Albert M. Campbell, III
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
101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended September 30, 2015, filed with the SEC on October 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).