Form 10-K
period 2015-12-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2016-02-26
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

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
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (901) 682-6600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share (Mid-America Apartment Communities, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Mid-America Apartment Communities, Inc.	YES ☒	No ☐
Mid-America Apartments, L.P.	YES ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Mid-America Apartment Communities, Inc.	YES ☐	No ☒
Mid-America Apartments, L.P.	YES ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one)

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
The aggregate market value of the 49,831,920 shares of the registrant's common stock held by non-affiliates of Mid-America Apartment Communities, Inc. was approximately $3,628,262,095 based on the closing price of $72.81 as reported on the New York Stock Exchange on June 30, 2015. This calculation excludes shares of common stock held by the registrant's officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 19, 2016 there were 75,431,785 shares of Mid-America Apartment Communities, Inc. common stock outstanding.

There is no public trading market for the partnership units of Mid-America Apartments, L.P. As a result, an aggregate market value of the partnership units of Mid-America Apartments, L.P. cannot be determined.

Documents Incorporated by Reference
Portions of the proxy statement for the annual shareholders meeting of Mid-America Apartment Communities, Inc. to be held on May 19, 2016 are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2015.

1

Explanatory Note

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Unless the context otherwise requires, all references in this report to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this Report to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by MAA and MAALP.

As of December 31, 2015, MAA owned 75,408,571 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partnership interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time-to-time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company's business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of partnership units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

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

PART I

Risks Associated with Forward Looking Statements

We consider this and other sections of this Annual Report on Form 10-K to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements may include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	exposure, as a multifamily focused REIT, to risks inherent in investments in a single industry and sector;

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

•	inability to attract and retain qualified personnel;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs; and

•
other risks identified in this Annual Report on Form 10-K including under the caption "Item 1A. Risk Factors" and, from time to time, in other reports we file with the Securities and Exchange Commission, or the SEC, or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Annual Report on Form 10-K is filed.

ITEM 1. BUSINESS

Overview

MAA is a multifamily focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast and Southwest regions of the United States. Our activities include full ownership and operation of 254 multi-family properties and partial ownership and operation of two commercial properties as of December 31, 2015, located in Alabama, Arizona, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia.

As of December 31, 2015, we maintained full or partial ownership in the following properties:

Multifamily:
	Consolidated Properties	Units	Unconsolidated Properties	Units	Total Properties	Total Units
	254	79,496	—	—	254	79,496

Commercial:
	Consolidated Properties	Sq. Ft. (1)	Unconsolidated Properties	Sq. Ft.	Total Properties	Total Sq. Ft.
	1	208,037	1	29,971	2	238,008

(1) Excludes space owned by anchor tenants as well as commercial space located at multifamily communities.

Our business is conducted principally through the Operating Partnership. MAA is the sole general partner of the Operating Partnership, holding 75,408,571 OP units, comprising a 94.8% partnership interest in the Operating Partnership as of December 31, 2015.

MAA and MAALP were formed in Tennessee in 1993. Our offices are located at 6584 Poplar Avenue, Memphis, Tennessee 38138 and our telephone number is (901) 682-6600. As of December 31, 2015, we had 1,949 full-time employees and 40 part-time employees.

Reporting Segments

As of December 31, 2015, we owned 254 multifamily apartment communities located in 15 states from which we derived all significant sources of earnings and operating cash flows. Additionally, we had partial ownership of two commercial properties in two states. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•
Large market same store communities are generally communities in markets with a population of at least 1 million and at least 1% of the total public multifamily REIT units that we have owned and that have been stabilized for at least a full 12 months.

•
Secondary market same store communities are generally communities in markets with populations of more than 1 million but less than 1% of the total public multifamily REIT units or markets with populations of less than 1 million that we have owned and that have been stabilized for at least a full 12 months.

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non same store communities are non-multifamily activities which represent less than 1% of our portfolio.

On the first day of each calendar year, we determine the composition of our same store operating segments for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons. Properties in development or lease-up will generally be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from our same store portfolio.

A summary of segment operating results for 2015, 2014 and 2013 is included in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 16. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Annual Report on Form 10-K.

Business Objectives

Our primary business objectives are to protect and grow existing property values, to maintain a stable and increasing cash flow that will fund our dividends and distributions through all parts of the real estate investment cycle, and to create shareholder value by growing in a disciplined manner. To achieve these objectives, we intend to continue to pursue the following goals and strategies:

•	effectively and efficiently operate our existing properties with an intense property and asset management focus and a decentralized structure;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating and developing apartment communities;

•	diversify investment capital across both large and secondary markets to achieve a growing and less volatile operating performance; and

•	actively manage our capital structure to help enhance predictability of earnings to fund our dividends and distributions.

2015 Highlights

•	Core Funds From Operations, or Core FFO, which excludes certain non-routine items, grew 10% over the previous year to $5.51 per diluted share and unit.

•
Average revenue per occupied unit for the same store portfolio increased 4.9% for the year ended December 31, 2015 to $1,109, primarily driven by an increase in average effective rent per unit of 4.4%.

•	Acquired seven multifamily communities, totaling 1,782 units, and sold 21 multifamily communities, totaling 5,105 units.

•	Completed the construction of two development communities, and had five communities, totaling 748 units, under construction at the end of the year.

•
Completed an unsecured public bond offering through the Operating Partnership. The Operating Partnership issued $400 million of ten year senior unsecured notes at a coupon rate of 4.00% and an issuance price of 98.990%.

•	Completed the refinancing of an unsecured revolving credit facility, increasing borrowing capacity to $750 million.

Operations Strategy

Our goal is to generate return on investment collectively and in each apartment community by increasing revenues, controlling operating expenses, maintaining high occupancy levels and reinvesting in the protection and income producing capacity of each community as appropriate. The steps taken to meet these objectives include:

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

We believe that our decentralized operating structure capitalizes on specific market knowledge, provides greater personal accountability than a centralized structure and is beneficial in the acquisition and redevelopment processes. To support this decentralized operational structure, senior and executive management, along with various asset management functions, are proactively involved in supporting and reviewing property management through extensive reporting processes and frequent on-site visits. To maximize the amount of information shared between senior and executive management and the properties on a real time basis, we utilize a web-based property management system. The system contains property and accounting modules that allow for operating efficiencies, continued expense control, provide for various expanded revenue management practices, and improve the support provided to on-site property operations. We use a “yield management” pricing program that helps our property managers optimize rental revenues, and we also utilize purchase order and accounts payable software to provide improved controls and management information.

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

In 2015, our website exceeded 4.4 million site visitors, which translates into an 22% year-over-year increase. We attribute this increase to the third quarter website redesign, extensive search engine optimization efforts and new mobile responsive capabilities. In the fourth quarter of 2015, we had over one million site visits to our website from mobile devices, an increase of 89% versus the fourth quarter of the prior year.

Acquisition Strategy

One of our growth strategies is to acquire apartment communities that are located in large or secondary markets primarily throughout the Southeast and Southwest regions of the United States. Acquisitions, along with dispositions as discussed below, help us achieve and maintain our desired product mix, geographic diversification and rebalance our portfolio. Portfolio growth allows for maximizing the efficiency of the existing overhead structure. We have extensive experience in the acquisition of multifamily communities. We will continue to evaluate opportunities that arise, and will utilize this strategy to increase the number of apartment communities in strong and growing markets.

The following apartment communities and land parcels were acquired by us during the year ended December 31, 2015:

Multifamily Acquisitions	Location	Apartment Units	Year Built	Closing Date
Residences at Burlington Creek	Kansas City, Missouri-Kansas MSA	298	2014	January 15, 2015
SkySong	Scottsdale, Arizona	325	2014	June 11, 2015
Retreat at West Creek	Richmond, Virginia	254	2015	June 15, 2015
Radius	Norfolk/Hampton/Virgina Beach, Virginia MSA	252	2012	July 28, 2015
Haven at Prairie Trace	Kansas City, Missouri-Kansas MSA	280	2015	July 30, 2015
Cityscape at Market Center II	Dallas, Texas	318	2015	November 19, 2015
The Denton	Kansas City, Missouri-Kansas MSA	55	2014	December 17, 2015
Total Multifamily Acquisitions		1,782

Land Acquisitions	Location	Acres	Closing Date
River's Walk	Charleston, South Carolina	2.5	Q1/Q2 2015 - various
Retreat at West Creek II	Richmond, Virginia	4.4	October 14, 2015
The Denton II	Kansas City, Missouri-Kansas MSA	4.5	December 17, 2015
Total Land Acquisitions		11.4

Disposition Strategy

We sell apartment communities and other assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to acquire, develop and redevelop additional apartment communities and to rebalance our portfolio across or within geographic regions. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising additional capital. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and other key terms of each proposal. We also consider portfolio dispositions when such a structure is useful to maximize proceeds and efficiency of execution. During the year ended December 31, 2015, we disposed of 21 multifamily properties totaling 5,105 units and one commercial property totaling 67,735 square feet.

Development Strategy

As another part of our growth strategy, we invest in a limited number of development projects. Typically our agreements are structured to minimize the construction and development risk by contracting with unrelated parties to do the work through a fixed price contract. Cost overruns generally are covered by the developer or shared on a pre-determined contractual basis. We typically manage the leasing portion of the project as units become available for lease. We may also engage in limited expansion development opportunities on existing communities in which we typically serve as the developer. While we seek opportunistic new development investments offering attractive long-term investment returns, we do not currently intend to expand into development in a significant way. We expect our investment in new development will remain a smaller component of overall growth as compared to growth through acquiring existing properties. During the year ended December 31, 2015, we incurred $38.7 million in development costs.

The following multifamily projects were under development as of December 31, 2015 (dollars in thousands):

Project:	Location	Total Units	Units Completed	Cost to Date	Budgeted Cost	Estimated Cost Per Unit	Expected Completion
Station Square at Cosner's Corner II	Fredericksburg, Virginia	120	37	$18,325	$19,900	$166	1st Quarter 2016
River's Walk Phase II	Charleston, South Carolina	78	—	$8,887	$14,900	$191	3rd Quarter 2016
Retreat at West Creek II	Richmond, Virginia	82	—	$3,547	$15,100	$184	2nd Quarter 2017
CG at Randal Lakes Phase II	Orlando, Florida	314	—	$10,517	$41,300	$132	2nd Quarter 2017
The Denton II	Kansas City, Missouri-Kansas MSA	154	—	$1,039	$25,400	$165	4th Quarter 2017
		748	37	$42,315	$116,600

Redevelopment Strategy

In 2005 we began an initiative of upgrading a significant number of our existing apartment communities in key markets across our portfolio. We focus on both interior unit upgrades and exterior amenities above and beyond routine capital upkeep in markets that we believe continue to have the ability to support additional rent growth. During the year ended December 31, 2015, we renovated 5,781 units and exterior amenities for a total of $31.0 million. We believe that the rents received on these renovated units were approximately 10.1% above the normal market rate for similar but non-renovated units.

Capital Structure Strategy

We use a combination of debt and equity sources to fund our business strategy. We maintain a capital structure, focused on maintaining flexibility and low costs, that we believe allows us to proactively source potential investment opportunities in the marketplace. We have structured our debt maturity schedule to avoid significant exposure in any given year. Our primary debt financing strategy is to access the unsecured debt markets to provide our debt capital needs, but we also maintain a limited amount of secured debt and maintain our access to both the secured and unsecured debt markets for maximum flexibility. We also believe that we have significant access to the equity capital markets.

At December 31, 2015, 32.2% of our total capitalization consisted of borrowings, including 12.1% under our secured borrowings and 20.1% under our unsecured credit facilities or unsecured senior notes. We currently intend to target our total debt, net of cash held, to a range of approximately 38% to 42% of the undepreciated book value of our assets. Our charter and bylaws do not limit our debt levels and our Board of Directors can modify this policy at any time. We may also issue new equity to maintain our debt within the target range. Covenants for our unsecured senior notes limit our debt to undepreciated book value of our assets to 60%. As of December 31, 2015, our ratio of debt to undepreciated book value of our assets was approximately 41.1%.

We continuously review opportunities for lowering our cost of capital and increasing our shareholder value per share. We plan to continue using unsecured debt in order to take advantage of the lower cost of capital and flexibility provided by the public bond market. We will evaluate opportunities to repurchase shares when we believe that our share price is significantly below our net present value. We also look for opportunities where we can acquire or develop apartment communities, selectively funded or partially funded by sales of equity securities, when appropriate opportunities arise. We focus on improving the net present value of our investments by generating cash flows from our portfolio of assets above the estimated total cost of debt and equity capital. We routinely make new investments when we believe it will be accretive to shareholder value over the life of the investments.

On December 9, 2015, we entered into distribution agreements with J.P. Morgan Securities, LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to sell up to an aggregate of 4.0 million shares of common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2015, there were 4.0 million shares remaining under the ATMs.

The following are the issuances of common stock which have been made through these types of ATM agreements through December 31, 2015:

	Number of Shares Sold	Net Proceeds	Net Average Sales Price	Gross Proceeds	Gross Average Sales Price
2006	194,000	$11,481,292	$59.18	$11,705,010	$60.34
2007	323,700	$18,773,485	$58.00	$19,203,481	$59.32
2008	1,955,300	$103,588,759	$52.98	$105,554,860	$53.98
2009	763,000	$32,774,757	$42.96	$33,283,213	$43.62
2010	5,077,201	$274,576,677	$54.08	$278,468,323	$54.85
2011	3,303,273	$204,534,677	$61.92	$207,650,656	$62.86
2012	1,155,511	$75,863,040	$65.65	$77,019,121	$66.65
2013	365,011	$24,753,492	$67.82	$25,067,009	$68.67
2014	—	$—	$—	$—	$—
2015	—	$—	$—	$—	$—
Total	13,136,996	$746,346,179	$56.81	$757,951,673	$57.70

We also have a dividend and distribution reinvestment stock purchase plan, or DRSPP, which allows for the optional cash purchase of shares of common stock totaling at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. We, in our absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. During the year ended December 31, 2015, we issued a total of 1,622 shares through the optional cash purchase feature of the DRSPP, resulting in net proceeds of $128,687.

Share Repurchase Program

In 1999, MAA's Board of Directors approved an increase in the number of shares of common stock authorized to be repurchased to 4.0 million shares. As of December 8, 2015, MAA had repurchased a total of approximately 1.9 million shares, which represented approximately 8% of the shares of common stock outstanding as of the beginning of such authorization.  On December 8, 2015, MAA's Board of Directors authorized us to repurchase up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. This December 2015 authorization replaced and superseded the 1999 authorization, under which approximately 2.1 million shares remained at the time of the December 2015 authorization.  From time-to-time, we may repurchase shares under the current authorization when we believe that shareholder value would be enhanced. Factors affecting this determination include, among others, the share price and expected rates of return. No shares were repurchased from 2002 through December 8, 2015 under the prior authorization, and no shares were repurchased from December 8, 2015 through December 31, 2015 under the current authorization.

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

We believe, however, that we are generally well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents;

•	access to a wide variety of debt and equity capital sources;

•	geographic diversification with a presence in approximately 40 defined Metropolitan Statistical Areas across the Southeast and Southwest regions of the United States; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we plan to continue to optimize lease management, improve expense control, increase resident retention efforts and align employee incentive plans with our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting residents across a geographically diverse platform, should position us for continued operational upside. We also make capital improvements to both our apartment communities and individual units on a regular basis in order to maintain a competitive position in each individual market.

Merger of MAA and Colonial

On October 1, 2013, MAA completed its previously announced merger with Colonial Properties Trust, or Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of the Operating Partnership, merged with and into Colonial Realty Limited Partnership, which we refer to as Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of the Operating Partnership, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the agreement and plan of merger entered into on June 3, 2013 among MAA, the Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial also combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. We refer to the parent merger, together with the partnership merger, as the Merger in this Annual Report on Form 10-K. Under the terms of the merger agreement, each common share of beneficial interest in Colonial, or Colonial common share, was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this Report as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in our Operating Partnership at the 0.36 conversion rate.

The consolidated net assets and results of operations of Colonial are included in our consolidated financial statements from and after the closing date, October 1, 2013.

Environmental Matters

As a normal part of our apartment community acquisition and development processes, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls, or PCBs, and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. These studies must be satisfactorily completed before we take ownership of an acquisition or development property; however, no assurance can be given that the studies or additional documents reviewed identify all significant environmental risks. See "Risk Factors - Risks Relating to Our Real Estate Investments and our Operations - Environmental problems are possible and can be costly."

The environmental studies we received on properties that we have acquired have not revealed any material environmental liabilities. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. We are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

Website Access to Our Reports

MAA and the Operating Partnership file combined periodic reports with the SEC. These filings are available on the SEC's website which is http://www.sec.gov. In addition, all filings made by MAA and the Operating Partnership with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website free of charge. The filings can be found on the "For Investors" page under "SEC Filings and Reports". Our website also contains our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the committees of the Board of Directors. These items can be found on the "For Investors" page under "Corporate Overview and Governance Documents". Our website address is http://www.maac.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K. All of the aforementioned materials may also be obtained free of charge by contacting our Legal Department, 6584 Poplar Avenue, Memphis, TN 38138.

Qualification as a Real Estate Investment Trust

MAA has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, MAA must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our shareholders annually. If MAA maintains its qualification as a REIT, MAA generally will not be subject to U.S. federal income taxes at the corporate level on its net income to the extent it distributes such net income to its shareholders annually. Even if MAA continues to qualify as a REIT, it will continue to be subject to certain federal, state and local taxes on its income and its property. In 2015, MAA paid total distributions of $3.08 per share of common stock to its shareholders, which was above the 90% REIT distribution requirement and was in excess of REIT taxable income.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, property taxes, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartments. Although an escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2015.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability we believe are customary within the multi-family apartment industry, to insure against liability claims and related defense costs. We also maintain insurance against the risk of direct physical damage to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Recent Developments

On February 1, 2016, we paid off the $13.5 million remaining principal balance of the mortgage on the Colonial Village at Matthews apartment community.

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

RISKS RELATED TO OUR REAL ESTATE INVESTMENTS AND OUR OPERATIONS

Developments such as another economic downturn, instability in the banking sector or a negative impact on economic growth resulting from current or future legislation or government initiatives may materially and adversely affect our financial condition and results of operations.

The industry in which we operate may be adversely affected by national and international economic conditions. Although the U.S. real estate market has recently improved, certain international markets are experiencing increased levels of volatility due to a combination of factors, including, among others, political instability from ongoing geopolitical conflicts, high unemployment rates, fluctuating oil and gas prices and fiscal deficits, and these factors could contribute to another economic downturn in the U.S. If the U.S. experience another downturn in the economy, instability in the banking sector or a negative impact on economic growth resulting from changes in legislation, government tax increases, debt policy or spending restrictions, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations.

Other economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;

•	low mortgage interest rates and home pricing, making alternative housing more affordable;

•	government or builder incentives which enable home buyers to put little or no money down, making alternative housing options more attractive; and

•	regional economic downturns which affect one or more of our geographical markets.

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

We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors.

As of December 31, 2015, substantially all of our investments are concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had further diversified our investments.

Our operations are concentrated in the Southeast and Southwest regions of the United States; we are subject to general economic conditions in the regions in which we operate.

As of December 31, 2015, approximately 34.2% of our portfolio is located in our top five markets: Atlanta, Georgia; Austin, Texas; Charlotte, North Carolina; Raleigh/Durham, North Carolina; and Dallas, Texas. In addition, our overall operations are concentrated in the Southeast and Southwest regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Failure to succeed in new markets or sectors may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

Breaches of our privacy or information security systems through cyber-attacks, cyber-intrusions or otherwise, could materially adversely affect our business, results of operations, financial condition and/or reputation.

We face risks associated with security breaches or disruptions, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses or employee error or malfeasance. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The protection of customer and employee data and our network systems is critically important to us. Our business requires us and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and/or payroll software/services) to use and store personally identifiable information of our customers and employees, which may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We also rely extensively on computer systems to process transactions and manage our business.

We devote significant resources to protect our customer and employee data and our network systems. However, the security measures put in place by us and our service providers cannot provide absolute security and there can be no assurance that we will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems, that such access will not, whether temporarily or permanently, impact, interfere with or interrupt our operations, or that any such incident will be discovered in a timely manner. Our information technology infrastructure could be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Further, in the future, we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities.

Any privacy and information incident could compromise our network systems, and the information stored by us could be accessed, misused, publicly disclosed, corrupted, lost, or stolen resulting in fraud or other harm. Moreover, if a data security incident or breach affects our systems or results in the unauthorized release of personally identifiable information, we could be materially damaged and we may be exposed to a risk of loss or litigation, possible liability and remediation costs which could result in a material adverse effect on our business, results of operations, financial condition and/or reputation and adversely affect investor confidence.

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

•
we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability; and

•
we may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes or other legal requirements and in each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions and we may be obligated to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results.

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

•	federal tax laws applicable to REITs limit our ability to profit on the sale of communities, and this limitation may prevent us from selling communities when market conditions are favorable.

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

Losses from catastrophes may exceed our insurance coverage, which may negatively impact our results of operations and reduce the value of our properties.

We carry comprehensive liability and property insurance on our communities and intend to obtain similar coverage for communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Any losses we experience that are not fully covered by our insurance may negatively impact our results of operations and may reduce the value of our properties.

Increasing real estate taxes, utilities and insurance costs may negatively impact operating results.

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities, and insuring our apartment communities is a significant component of expense. Real estate taxes, utilities costs and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. If the costs associated with real estate taxes, utilities and insurance should rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

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

As of December 31, 2015, we had five development communities under construction totaling 748 units. We had completed 37 units for these development projects as of December 31, 2015.  Our development and construction activities are subject to the following risks:

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

As of December 31, 2015, the amount of our total debt was approximately $3.43 billion. We may incur additional indebtedness in the future in connection with, among other things, our acquisition, development and operating activities.

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

We may be unable to renew, repay or refinance our outstanding debt which could negatively impact our financial condition and results of operations.

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

We may incur additional debt in the future, which may adversely impact our financial condition.

We currently fund the acquisition and development of multifamily apartment communities partially through borrowings (including our revolving credit facility) as well as from other sources such as sales of communities which no longer meet our investment criteria. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur, and we may issue more debt in the future. Accordingly, subject to limitations on indebtedness set forth in various loan agreements and the indentures governing our senior notes, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt and in an increased risk of default on our obligations.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

At December 31, 2015, we had outstanding borrowings of approximately $3.43 billion. Our indebtedness contains financial covenants as to interest coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

A change in United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We utilize loan programs sponsored by these entities as one source of capital to finance our growth and our operations. There has been ongoing discussion by the government with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in these agencies having their mandates changed or reduced, losing key personnel, being disbanded or reorganized by the government or otherwise discontinuing to provide liquidity for the multifamily sector. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of December 31, 2015, 7% of our outstanding debt was borrowed through a credit facility provided by or credit-enhanced by Fannie Mae with agency rate-based maturities ranging from 2016 through 2018. In 2015, we decreased the indebtedness outstanding on our Fannie Mae credit facilities from $436.9 million on December 31, 2014 to $240.0 million. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily residential real estate and, as a result, may adversely affect us and our growth and operations.

Failure to hedge effectively against interest rates may adversely affect results of operations.

From time-to-time, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Preferred Stock

MAA's charter authorizes our Board of Directors to issue up to 20,000,000 shares of preferred stock. The Board of Directors may establish the preferences and rights of any preferred shares issued. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of MAA, even if a change in control were in MAA shareholders’ best interests. As of December 31, 2015, no shares of preferred stock were issued and outstanding.

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

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down. In addition, although MAA's common stock is listed on The New York Stock Exchange, or NYSE, the daily trading volume of MAA's common stock may be lower than the trading volume for other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of MAA's common stock.

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

MAA, as the Operating Partnership's sole general partner and acting through its officers and directors, has a substantial influence on the Operating Partnership's affairs. MAA, its officers and directors could exercise their influence in a manner that is not in the best interest of the Operating Partnership's unitholders. Also, MAA owns approximately 94.8% of the OP Units and as such, will have substantial influence on the outcome of substantially all matters submitted to the Operating Partnership's unitholders for approval.

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

Even if MAA qualifies as a REIT, MAA will be subject to certain federal, state and local taxes on our income and property and on taxable income that MAA does not distribute to its shareholders. In addition, MAA may hold certain assets and engage in certain activities that a REIT could not engage in directly through its taxable REIT subsidiaries, or TRSs, and those TRSs will be subject to federal income tax at regular corporate rates on their taxable incomes without the benefit of the dividends paid deduction applicable to REITs.

We may incur adverse tax consequences if Colonial failed to qualify as a REIT for U.S. federal income tax purposes; and if that occurs, it may have a material adverse effect on our consolidated results of operations and financial condition.

Prior to the Merger, Colonial operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes under the Code. As discussed in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2015, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations and Colonial’s qualification as a REIT prior to the Merger was generally subject to the same requirements, risks and uncertainties as described in such Exhibit 99.1. Moreover, the complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as we do and Colonial did prior to the Merger). The determination of various factual matters and circumstances not entirely within a REIT’s control may affect its ability to qualify as a REIT.

If Colonial is determined to have lost its REIT status at any time prior to the Merger, MAA will face serious tax consequences and material tax liabilities. Because MAA owns no material assets other than its ownership interest in the Operating Partnership, the Operating Partnership and its subsidiaries would likely be required to provide cash to MAA to satisfy any such tax liabilities, which would substantially reduce the Operating Partnership’s available cash, including cash available to pay its indebtedness or make distributions to its limited partners or MAA's shareholders because, among other things:

•
MAA would be required to pay U.S. federal income tax on Colonial’s prior net income at regular corporate rates for the years Colonial did not qualify for taxation as a REIT (and, for such years, Colonial would not be allowed a deduction for dividends paid to its former shareholders in computing its taxable income);

•	Colonial could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods; and

•
unless Colonial is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified.

MAA is liable for any taxes payable by Colonial for any periods prior to the Merger. In addition, if Colonial failed to qualify as a REIT but we nonetheless qualified as a REIT, in the event of a taxable disposition of a former Colonial asset during the five years following the Merger we would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the date of the Merger. In addition, under the “investment company” rules under Section 368 of the Code, if both MAA and Colonial were “investment companies” under such rules, the failure of either Colonial or us to have qualified as a REIT could cause the Merger to be taxable to us and our shareholders. As a result of all these factors, Colonial’s failure to have qualified as a REIT could jeopardize our qualification as a REIT and require our Operating Partnership to provide material amounts of cash to us to satisfy our additional tax liabilities and therefore have a material adverse effect on our financial condition, results of operations, business and prospects and our ability to make payments on our indebtedness or distributions to our shareholders.

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

Recent tax legislation impacts certain U.S. federal income tax rules applicable to REITs and could adversely affect our current tax positions.

The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The PATH Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20% which could impact our ability to enter into future investments. The PATH Act makes permanent the reduction of the recognition period (from ten years to five years) during which an entity that converted from a corporation to a REIT or was acquired by a REIT is subject to a corporate-level tax on built-in gains recognized during such period, which could influence the types of investments we enter into in the future. The PATH Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the PATH Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We seek to acquire newer apartment communities and those with opportunities for repositioning through capital additions and management improvement located in the Southeast and Southwest regions of the United States that are primarily appealing to middle income residents with the potential for above average growth and return on investment. Approximately 65% of our apartment units are located in the Florida, Georgia, North Carolina, and Texas markets. Our strategic focus is to provide our residents high quality apartment units in attractive community settings, characterized by extensive landscaping and attention to aesthetic detail. We utilize our experience and expertise in maintenance, landscaping, marketing and management to effectively reposition many of the apartment communities we acquire to raise occupancy levels and per unit average rents.

The following table sets forth certain historical information for the apartment communities we owned at December 31, 2015:

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units

Birchall at Ross Bridge	Birmingham, AL	2009	2011	(5)	240	283,680	1,182	$1,153.13	96.25%	$1,131.79
CG at Riverchase Trails	Birmingham, AL	1996	2013	(5)	346	328,008	948	$861.21	96.53%	$858.07
CV at Trussville	Birmingham, AL	1996	2013	(5)	376	410,216	1,091	$831.61	96.54%	$831.21
Eagle Ridge	Birmingham, AL	1986	1998	(5)	200	181,600	908	$786.18	95.00%	$777.43
CG at Traditions	Gulf Shores, AL	2008	2013	(5)	324	321,732	993	$815.62	97.22%	$808.09
Abbington Place	Huntsville, AL	1987	1998	(5)	152	162,792	1,071	$638.97	96.71%	$638.31
CG at Edgewater	Huntsville, AL	1990/99	2013	(5)	500	543,000	1,086	$751.42	97.60%	$745.89
TPC at Providence	Huntsville, AL	1989/98	1997	(5)	392	441,000	1,125	$750.88	95.66%	$741.60
CG at Madison	Madison, AL	1999	2013	(5)	336	354,480	1,055	$809.88	96.13%	$808.09
TPC Montgomery	Montgomery, AL	1999	1998	(5)	208	246,272	1,184	$813.77	99.04%	$804.52
Cypress Village	Orange Beach, AL	2008	2013	(6)	96	206,016	2,146	$1,509.06	94.79%	$1,498.29
CG at Liberty Park	Vestavia Hills, AL	2000	2013	(5)	300	338,700	1,129	$1,097.03	97.00%	$1,089.44
Subtotal Alabama					3,470	3,817,496	1,100	$862.09	96.66%	$855.49
Sky View Ranch	Gilbert, AZ	2007	2009	(4)	232	225,272	971	$967.52	97.84%	$944.19
CG at Inverness Commons	Mesa, AZ	2002	2013	(4)	300	306,000	1,020	$908.36	95.67%	$906.52
Edge at Lyon's Gate	Phoenix, AZ	2007	2008	(4)	312	299,208	959	$972.68	98.08%	$953.96
Talus Ranch at Sonoran Foothills	Phoenix, AZ	2005	2006	(4)	480	437,280	911	$817.25	96.04%	$811.41
CG at Scottsdale	Scottsdale, AZ	1999	2013	(4)	180	201,600	1,120	$1,143.13	98.33%	$1,137.58
CG at OldTown Scottsdale South	Scottsdale, AZ	1995	2013	(4)	472	470,584	997	$1,058.52	97.25%	$1,052.13
SkySong	Scottsdale, AZ	2014	2015	(6)	325	315,900	972	$1,339.74	95.08%	$1,253.11
Subtotal Arizona					2,301	2,255,844	980	$1,014.14	96.74%	$993.81
Calais Forest	Little Rock, AR	1987	1994	(5)	260	195,000	750	$727.12	97.31%	$720.79
Napa Valley Apartments	Little Rock, AR	1984	1996	(5)	240	183,120	763	$693.03	97.92%	$691.90
Palisades at Chenal Valley	Little Rock, AR	2006	2011	(5)	248	319,672	1,289	$1,093.86	93.55%	$1,082.74
Ridge at Chenal Valley	Little Rock, AR	2012	2011	(5)	312	340,080	1,090	$1,059.42	95.83%	$1,043.09
Westside Creek	Little Rock, AR	1984/86	1997	(5)	308	304,612	989	$801.75	96.43%	$798.34
Subtotal Arkansas					1,368	1,342,484	981	$880.21	96.20%	$872.31
Tiffany Oaks	Altamonte Springs, FL	1985	1996	(4)	288	232,704	808	$913.87	96.18%	$913.40
Indigo Point	Brandon, FL	1989	2000	(4)	240	194,640	811	$943.23	96.25%	$935.75
TPC Brandon	Brandon, FL	1998	1997	(4)	440	528,440	1,201	$1,079.54	94.32%	$1,078.10
CG at Lakewood Ranch	Bradenton, FL	1999	2013	(4)	288	301,536	1,047	$1,312.73	97.22%	$1,312.45
Preserve at Coral Square	Coral Springs, FL	1996	2004	(4)	480	570,720	1,189	$1,526.60	96.25%	$1,524.47
TPC Gainesville	Gainesville, FL	1999	1998	(5)	264	326,304	1,236	$1,025.31	94.32%	$1,019.08
The Retreat at Magnolia Parke	Gainesville, FL	2009	2011	(5)	204	206,244	1,011	$1,103.11	97.55%	$1,092.11
CG at Heathrow	Heathrow, FL	1997	2013	(4)	312	353,184	1,132	$1,194.50	97.76%	$1,189.65
Atlantic Crossing	Jacksonville, FL	2008	2011	(5)	200	248,200	1,241	$1,221.74	97.00%	$1,213.93
Coopers Hawk	Jacksonville, FL	1987	1995	(5)	208	218,400	1,050	$919.92	97.60%	$919.92
Hunters Ridge Deerwood	Jacksonville, FL	1987	1997	(5)	336	295,008	878	$892.18	97.62%	$887.02
Lakeside Apartments	Jacksonville, FL	1985	1996	(5)	416	346,112	832	$813.39	98.08%	$811.51
Lighthouse at Fleming Island	Jacksonville, FL	2003	2003	(5)	501	556,110	1,110	$1,034.08	97.01%	$1,024.44

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
TPC Mandarin	Jacksonville, FL	1998	1998	(5)	288	334,656	1,162	$987.33	97.57%	$983.89
St. Augustine at the Lake I	Jacksonville, FL	1987	1995	(5)	400	319,600	799	$812.11	97.50%	$810.99
St. Augustine at the Lake II	Jacksonville, FL	2008	1995	(5)	124	118,544	956	$1,056.69	96.77%	$1,054.44
Tattersall at Tapestry Park	Jacksonville, FL	2009	2011	(5)	279	307,458	1,102	$1,243.64	96.42%	$1,233.68
Woodhollow	Jacksonville, FL	1986	1997	(5)	450	379,350	843	$846.52	96.44%	$846.40
TPC Lakeland	Lakeland, FL	1988/90	1997	(5)	464	502,048	1,082	$843.72	96.12%	$840.24
CG at Town Park	Lake Mary, FL	2002	2013	(4)	456	535,344	1,174	$1,191.54	98.03%	$1,189.65
CG at TownPark Reserve	Lake Mary, FL	2004	2013	(4)	80	77,440	968	$1,259.16	100.00%	$1,259.16
CG at Lake Mary I&II	Lake Mary, FL	2012	2013	(6)	340	348,500	1,025	$1,280.26	97.94%	$1,275.48
CG at Lake Mary III	Lake Mary, FL	2014	2013	(6)	132	139,920	1,060	$1,323.45	95.45%	$1,316.58
Retreat at Lake Nona	Orlando, FL	2006	2012	(4)	394	421,186	1,069	$1,161.86	95.94%	$1,159.38
CG at Heather Glen	Orlando, FL	2000	2013	(4)	448	523,264	1,168	$1,262.90	97.99%	$1,256.96
CG at Randal Lakes	Orlando, FL	2014	2013	(6)	462	435,666	943	$1,174.88	95.67%	$1,169.48
Park Crest at Innisbrook	Palm Harbor, FL	2000	2009	(4)	432	461,808	1,069	$1,117.43	96.99%	$1,111.18
The Club at Panama Beach	Panama City, FL	2000	1998	(5)	254	283,718	1,117	$1,119.53	94.09%	$1,111.14
CV at Twin Lakes	Sanford, FL	2005	2013	(4)	460	417,680	908	$989.56	97.39%	$985.13
TPC Tallahassee	Tallahassee, FL	1992	1997	(5)	304	329,536	1,084	$919.37	95.72%	$903.88
Verandas at Southwood	Tallahassee, FL	2003	2011	(6)	300	341,700	1,139	$1,045.16	95.67%	$1,035.35
Belmere	Tampa, FL	1984	1994	(4)	210	202,440	964	$946.79	97.62%	$942.83
Links at Carrollwood	Tampa, FL	1980	1998	(4)	230	213,210	927	$1,008.17	96.96%	$1,007.74
Village Oaks	Tampa, FL	2005	2008	(4)	234	279,864	1,196	$1,147.09	95.73%	$1,135.22
CG at Hampton Preserve	Tampa, FL	2012	2013	(4)	486	515,160	1,060	$1,132.87	96.09%	$1,130.90
CG at Seven Oaks	Wesley Chapel, FL	2004	2013	(4)	318	301,782	949	$1,085.24	97.17%	$1,083.35
CG at Windermere	Windermere, FL	2009	2013	(4)	280	283,920	1,014	$1,285.74	98.93%	$1,285.31
Subtotal Florida					12,002	12,451,396	1,037	$1,081.98	96.74%	$1,077.51
Allure at Brookwood	Atlanta, GA	2008	2012	(4)	349	344,463	987	$1,384.35	95.99%	$1,385.98
Allure in Buckhead Village	Atlanta, GA	2002	2012	(4)	228	222,756	977	$1,416.06	97.37%	$1,407.57
Sanctuary at Oglethorpe	Atlanta, GA	1994	2008	(4)	250	287,500	1,150	$1,634.89	96.80%	$1,614.89
Terraces at Fieldstone	Conyers, GA	1999	1998	(4)	316	375,092	1,187	$939.39	94.94%	$939.24
CG at Berkeley Lake	Duluth, GA	1998	2013	(4)	180	244,260	1,357	$1,163.25	95.00%	$1,161.17
CG at McDaniel Farm	Duluth, GA	1997	2013	(4)	425	450,925	1,061	$983.77	97.65%	$981.30
CG at Pleasant Hill	Duluth, GA	1996	2013	(4)	502	502,000	1,000	$904.57	98.41%	$903.17
CG at River Oaks	Duluth, GA	1992	2013	(4)	216	276,264	1,279	$1,090.39	98.61%	$1,080.07
CG at River Plantation	Duluth, GA	1994	2013	(4)	232	310,416	1,338	$1,101.64	97.41%	$1,096.90
Prescott	Duluth, GA	2001	2004	(4)	384	411,648	1,072	$989.39	95.31%	$986.40
CG at Mount Vernon	Dunwoody, GA	1997	2013	(4)	213	257,091	1,207	$1,346.62	97.65%	$1,344.43
Lake Lanier Club I	Gainesville, GA	1998	2005	(4)	344	396,288	1,152	$1,001.87	97.38%	$994.94
Lake Lanier Club II	Gainesville, GA	2001	2005	(4)	313	359,950	1,150	$934.84	96.81%	$933.72
CG at Shiloh	Kennesaw, GA	2002	2013	(4)	498	533,358	1,071	$985.98	96.18%	$983.17
Milstead Village	Kennesaw, GA	1998	2008	(4)	310	356,190	1,149	$1,067.55	97.10%	$1,066.75
CG at Barrett Creek	Marietta, GA	1999	2013	(4)	332	310,088	934	$987.36	96.08%	$986.61
CG at Godley Lake	Pooler, GA	2008	2013	(5)	288	269,568	936	$964.56	97.92%	$961.93
CG at Godley Station	Pooler, GA	2005	2013	(5)	312	337,272	1,081	$989.83	96.15%	$976.16
Avala at Savannah Quarters	Savannah, GA	2009	2011	(5)	256	278,016	1,086	$1,010.02	97.27%	$997.92

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
CG at Hammocks	Savannah, GA	1997	2013	(5)	308	323,708	1,051	$1,160.38	96.43%	$1,155.94
CV at Greentree	Savannah, GA	1984	2013	(5)	194	165,288	852	$779.60	93.30%	$754.57
CV at Huntington	Savannah, GA	1986	2013	(5)	147	121,128	824	$892.07	100.00%	$883.29
CV at Marsh Cove	Savannah, GA	1983	2013	(5)	188	197,212	1,049	$857.35	97.87%	$833.13
Georgetown Grove	Savannah, GA	1997	1998	(5)	220	239,800	1,090	$956.19	94.55%	$948.76
The Oaks at Wilmington Island	Savannah, GA	1999	2006	(5)	306	333,846	1,091	$1,085.03	98.04%	$1,065.60
Highlands of West Village I	Smyrna, GA	2006	2014	(6)	292	368,504	1,262	$1,435.76	93.84%	$1,431.72
Highlands of West Village II	Smyrna, GA	2012	2014	(6)	188	188,000	1,000	$1,374.53	95.21%	$1,358.20
Terraces at Towne Lake	Woodstock, GA	1999	1998	(4)	502	568,264	1,132	$903.83	94.22%	$894.67
Subtotal Georgia					8,293	9,028,895	1,089	$1,068.12	96.50%	$1,061.52
Haven at Prairie Trace	Kansas City, KS	2015	2015	(6)	280	257,880	921	$1,088.79	95.00%	$1,037.18
Subtotal Kansas					280	257,880	921	$1,088.79	95.00%	$1,037.18
Grand Reserve at Pinnacle	Lexington, KY	2000	1999	(5)	370	432,900	1,170	$1,007.01	94.86%	$993.41
Lakepointe	Lexington, KY	1986	1994	(5)	118	90,742	769	$692.71	100.00%	$692.71
The Mansion	Lexington, KY	1989	1994	(5)	184	138,736	754	$736.47	99.46%	$732.34
The Village	Lexington, KY	1989	1994	(5)	252	182,700	725	$723.43	97.62%	$717.00
Stonemill Village	Louisville, KY	1985	1994	(5)	384	324,864	846	$803.78	96.61%	$799.47
Subtotal Kentucky					1,308	1,169,942	894	$826.30	97.02%	$819.37
Crosswinds	Jackson, MS	1989	1996	(5)	360	443,160	1,231	$865.67	96.11%	$847.96
Pear Orchard	Jackson, MS	1985	1994	(5)	389	337,263	867	$866.41	96.14%	$862.94
Reflection Pointe	Jackson, MS	1986	1988	(5)	296	248,344	839	$885.86	97.97%	$884.17
Lakeshore Landing	Ridgeland, MS	1974	1994	(5)	196	174,244	889	$765.04	96.94%	$765.04
Subtotal Mississippi					1,241	1,203,011	969	$854.82	96.70%	$848.20
Market Station	Kansas City, MO	2010	2012	(5)	323	324,615	1,005	$1,277.72	96.90%	$1,269.33
Residences at Burlington Creek	Kansas City, MO	2014	2015	(6)	298	301,278	1,011	$1,220.91	93.29%	$1,115.64
The Denton (I)	Kansas City, MO	2014	2015	(6)	55	59,730	1,086	$1,287.09	92.73%	$1,287.09
Subtotal Missouri					676	685,623	1,014	$1,253.44	94.97%	$1,203.03
CG at Desert Vista	North Las Vegas, NV	2009	2013	(4)	380	338,200	890	$823.26	97.89%	$822.47
CG at Palm Vista	North Las Vegas, NV	2007	2013	(4)	341	349,184	1,024	$877.21	97.95%	$878.68
Subtotal Nevada					721	687,384	953	$848.78	97.92%	$849.06
CV at Beaver Creek	Apex, NC	2007	2013	(4)	316	308,732	977	$962.42	95.25%	$952.26
Hermitage at Beechtree	Cary, NC	1988	1997	(4)	194	169,750	875	$860.84	96.91%	$827.08
Waterford Forest	Cary, NC	1996	2005	(4)	384	377,472	983	$889.62	96.35%	$876.03
1225 South Church	Charlotte, NC	2010	2010	(4)	406	337,792	832	$1,283.91	95.81%	$1,238.79
CG at Ayrsley	Charlotte, NC	2008	2013	(4)	449	451,694	1,006	$1,007.79	98.44%	$1,006.56
CG at Beverly Crest	Charlotte, NC	1996	2013	(4)	300	279,900	933	$956.25	96.67%	$949.32
CG at Legacy Park	Charlotte, NC	2001	2013	(4)	288	300,672	1,044	$917.93	96.53%	$913.77
CG at Mallard Creek	Charlotte, NC	2005	2013	(4)	252	232,596	923	$939.18	97.22%	$939.18
CG at Mallard Lake	Charlotte, NC	1998	2013	(4)	302	300,792	996	$963.62	97.02%	$957.82
CG at University Center	Charlotte, NC	2005	2013	(4)	156	167,076	1,071	$950.24	97.44%	$948.64
CR at South End	Charlotte, NC	2014	2013	(6)	353	304,639	863	$1,263.48	95.18%	$1,251.57
CV at Chancellor Park	Charlotte, NC	1999	2013	(4)	340	326,740	961	$860.17	97.06%	$857.23
CV at Greystone	Charlotte, NC	1998/2000	2013	(4)	408	387,192	949	$773.51	97.30%	$772.35
CV at South Tryon	Charlotte, NC	2002	2013	(4)	216	236,088	1,093	$939.06	97.22%	$936.98

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
CV at Stone Point	Charlotte, NC	1986	2013	(4)	192	172,992	901	$822.29	97.92%	$815.67
CV at Timber Crest	Charlotte, NC	2000	2013	(4)	282	273,540	970	$838.19	95.39%	$837.12
Enclave	Charlotte, NC	2008	2013	(4)	85	107,695	1,267	$1,873.79	95.29%	$1,863.48
CG at Cornelius	Cornelius, NC	2009	2013	(4)	236	252,048	1,068	$966.62	98.31%	$965.56
CG at Patterson Place	Durham, NC	1997	2013	(4)	252	238,644	947	$930.99	97.22%	$917.50
CV at Woodlake	Durham, NC	1996	2013	(4)	266	255,094	959	$783.06	95.11%	$779.30
CV at Deerfield	Durham, NC	1985	2013	(4)	204	198,084	971	$867.54	98.53%	$867.50
CG at Research Park	Durham, NC	2002	2013	(4)	370	384,430	1,039	$944.26	95.95%	$928.04
CG at Autumn Park	Greensboro, NC	2001/04	2013	(5)	402	410,040	1,020	$777.48	99.00%	$776.92
CG at Huntersville	Huntersville, NC	2008	2013	(4)	250	248,000	992	$1,038.38	98.00%	$1,019.24
CV at Matthews	Matthews, NC	1990	2013	(4)	270	255,690	947	$940.05	95.93%	$937.27
CG at Matthews Commons	Matthews, NC	2008	2013	(4)	216	203,256	941	$1,055.06	97.69%	$1,053.68
CG at Arringdon	Morrisville, NC	2003	2013	(4)	320	311,360	973	$935.25	96.56%	$928.28
CG at Brier Creek	Raleigh, NC	2009	2013	(4)	364	401,128	1,102	$1,014.50	96.43%	$1,000.48
CG at Brier Falls	Raleigh, NC	2008	2013	(4)	350	381,850	1,091	$1,019.56	95.71%	$1,012.54
CG at Crabtree	Raleigh, NC	1997	2013	(4)	210	209,580	998	$885.41	95.24%	$874.45
Hue	Raleigh, NC	2009	2010	(4)	208	185,744	893	$1,416.45	93.27%	$1,403.71
CG at Trinity Commons	Raleigh, NC	2000/02	2013	(4)	462	484,176	1,048	$908.69	95.02%	$896.30
Preserve at Brier Creek	Raleigh, NC	2004	2006	(4)	450	519,300	1,154	$1,063.25	97.56%	$1,046.13
Providence at Brier Creek	Raleigh, NC	2007	2008	(4)	313	297,037	949	$951.26	97.12%	$944.07
Corners at Crystal Lake	Winston-Salem, NC	1982	1993	(5)	240	173,520	723	$624.23	95.42%	$613.29
Colonial Village at Glen Eagles	Winston-Salem, NC	1990/2000	2013	(5)	310	312,170	1,007	$685.10	95.16%	$682.38
CV at Mill Creek	Winston-Salem, NC	1984	2013	(5)	220	209,660	953	$629.19	96.82%	$590.85
Subtotal North Carolina					10,836	10,666,173	984	$948.50	96.59%	$938.65
Tanglewood	Anderson, SC	1980	1994	(5)	168	146,664	873	$712.13	93.45%	$706.77
CG at Cypress Cove	Charleston, SC	2001	2013	(5)	264	304,128	1,152	$1,096.06	95.83%	$1,094.92
CV at Hampton Pointe	Charleston, SC	1986	2013	(5)	304	314,640	1,035	$993.84	97.37%	$993.84
CG at Quarterdeck	Charleston, SC	1987	2013	(5)	230	218,960	952	$1,196.71	95.65%	$1,173.01
CV at Westchase	Charleston, SC	1985	2013	(5)	352	258,016	733	$826.62	96.88%	$816.25
River's Walk	Charleston, SC	2013	2013	(5)	270	248,400	920	$1,579.86	96.67%	$1,538.82
The Fairways	Columbia, SC	1992	1994	(5)	240	213,840	891	$733.72	97.92%	$723.30
TPC Columbia	Columbia, SC	1991	1997	(5)	336	378,672	1,127	$797.31	94.35%	$784.01
CV at Windsor Place	Goose Creek, SC	1985	2013	(5)	224	213,472	953	$867.22	96.43%	$867.22
Highland Ridge	Greenville, SC	1984	1995	(5)	168	134,904	803	$676.31	94.05%	$676.31
Howell Commons	Greenville, SC	1987	1997	(5)	348	275,616	792	$708.26	93.97%	$705.24
TPC Greenville	Greenville, SC	1996	1997	(5)	208	231,504	1,113	$850.48	97.60%	$816.31
Park Haywood	Greenville, SC	1983	1993	(5)	208	158,704	763	$712.88	97.60%	$708.56
Spring Creek	Greenville, SC	1985	1995	(5)	208	179,504	863	$750.12	97.60%	$750.12
Runaway Bay	Mt. Pleasant, SC	1988	1995	(5)	208	177,840	855	$1,230.21	93.75%	$1,215.55
CG at Commerce Park	North Charleston, SC	2008	2013	(5)	312	306,384	982	$930.43	96.47%	$922.09
535 Brookwood	Simpsonville, SC	2008	2010	(5)	256	254,464	994	$951.31	96.09%	$951.31
Park Place	Spartanburg, SC	1987	1997	(5)	184	195,224	1,061	$757.28	96.74%	$756.20
Farmington Village	Summerville, SC	2007	2007	(5)	280	309,120	1,104	$1,041.33	96.07%	$1,019.45
CV at Waters Edge	Summerville, SC	1985	2013	(5)	204	187,680	920	$857.85	96.08%	$855.40

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Subtotal South Carolina					4,972	4,707,736	947	$920.97	96.04%	$910.94
Hamilton Pointe	Chattanooga, TN	1989	1992	(5)	361	256,310	710	$706.40	97.23%	$706.29
Hidden Creek	Chattanooga, TN	1987	1988	(5)	300	260,400	868	$701.97	96.33%	$699.68
Steeplechase	Chattanooga, TN	1986	1991	(5)	108	98,712	914	$797.63	98.15%	$797.63
Windridge	Chattanooga, TN	1984	1997	(5)	174	238,728	1,372	$1,058.58	97.13%	$1,057.02
Kirby Station	Memphis, TN	1978	1994	(5)	371	309,043	833	$833.40	95.96%	$823.24
Lincoln on the Green	Memphis, TN	1992	1994	(5)	618	540,132	874	$775.35	96.44%	$764.19
Park Estate	Memphis, TN	1974	1977	(5)	82	106,764	1,302	$1,151.28	98.78%	$1,151.28
Reserve at Dexter Lake	Memphis, TN	2000	1998	(5)	740	807,340	1,091	$917.07	96.35%	$907.40
TPC Murfreesboro	Murfreesboro, TN	1999	1998	(4)	240	281,760	1,174	$975.78	95.42%	$953.89
Aventura at Indian Lake Village	Nashville, TN	2010	2011	(4)	300	291,000	970	$1,105.46	93.33%	$1,100.51
Avondale at Kennesaw Farms	Nashville, TN	2008	2010	(4)	288	283,392	984	$1,059.81	97.22%	$1,054.94
Brentwood Downs	Nashville, TN	1986	1994	(4)	286	220,220	770	$1,016.57	98.25%	$1,016.57
CG at Bellevue I	Nashville, TN	1996	2013	(6)	349	344,812	988	$1,156.54	96.56%	$1,152.42
CG at Bellevue II	Nashville, TN	2013	2015	(6)	220	237,160	1,078	$1,246.45	97.73%	$1,195.02
Grand View	Nashville, TN	2001	1999	(4)	433	523,497	1,209	$1,222.85	92.84%	$1,196.23
Monthaven Park	Nashville, TN	2000	2004	(4)	456	427,728	938	$984.44	97.15%	$983.68
Park at Hermitage	Nashville, TN	1987	1995	(4)	440	392,480	892	$850.39	95.00%	$847.23
Venue at Cool Springs	Nashville, TN	2012	2010	(4)	428	457,104	1,068	$1,508.02	91.36%	$1,490.24
Verandas at Sam Ridley	Nashville, TN	2009	2010	(4)	336	391,104	1,164	$1,065.21	96.73%	$1,065.21
Subtotal Tennessee					6,530	6,467,686	990	$994.32	95.90%	$985.04
Northwood Place	Arlington, TX	1980	1998	(4)	270	224,100	830	$763.97	95.19%	$763.97
Balcones Woods	Austin, TX	1983	1997	(4)	384	313,728	817	$988.55	93.75%	$985.05
CG at Canyon Creek	Austin, TX	2007	2013	(4)	336	349,104	1,039	$1,046.65	95.24%	$1,043.38
CG at Canyon Pointe	Austin, TX	2003	2013	(4)	272	262,208	964	$995.76	95.59%	$985.99
CG at Double Creek	Austin, TX	2013	2013	(4)	296	277,944	939	$1,132.99	97.64%	$1,121.18
CG at Onion Creek	Austin, TX	2009	2013	(4)	300	312,600	1,042	$1,129.74	96.00%	$1,128.08
CG at Wells Branch	Austin, TX	2008	2013	(4)	336	321,888	958	$1,049.05	97.32%	$1,044.08
CV at Quarry Oaks	Austin, TX	1996	2013	(4)	533	459,979	863	$960.62	95.31%	$955.30
Grand Reserve at Sunset Valley	Austin, TX	1996	2004	(4)	210	194,460	926	$1,221.11	96.67%	$1,217.54
Legacy at Western Oaks	Austin, TX	2002	2009	(4)	479	467,504	976	$1,281.67	96.45%	$1,278.54
Silverado at Brushy Creek	Austin, TX	2003	2006	(4)	312	303,264	972	$1,099.10	96.79%	$1,094.62
Stassney Woods	Austin, TX	1985	1995	(4)	288	248,832	864	$919.03	95.83%	$916.80
The Woods on Barton Skyway	Austin, TX	1977	1997	(4)	278	214,060	770	$1,224.17	97.84%	$1,216.75
Travis Station	Austin, TX	1987	1995	(4)	304	244,720	805	$828.71	95.39%	$820.05
CV at Shoal Creek	Bedford, TX	1996	2013	(4)	408	381,888	936	$912.80	96.57%	$910.84
CV at Willow Creek	Bedford, TX	1996	2013	(4)	478	426,854	893	$918.76	95.40%	$913.07
CG at Hebron	Carrollton, TX	2011	2013	(4)	312	352,248	1,129	$1,244.89	95.83%	$1,242.97
CG at Silverado	Cedar Park, TX	2005	2013	(4)	238	239,666	1,007	$1,079.16	97.90%	$1,074.79
CG at Silverado Reserve	Cedar Park, TX	2006	2013	(4)	256	266,240	1,040	$1,151.09	96.48%	$1,143.28
Grand Cypress	Cypress, TX	2008	2010	(6)	312	280,488	899	$1,150.03	95.19%	$1,146.19
Courtyards at Campbell	Dallas, TX	1986	1998	(4)	232	168,664	727	$916.25	94.83%	$916.25
CR at Medical District	Dallas, TX	2007	2013	(4)	278	241,582	869	$1,237.49	93.17%	$1,237.49
Deer Run	Dallas, TX	1985	1998	(4)	304	206,720	680	$792.97	97.37%	$792.97

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Grand Courtyards	Dallas, TX	2000	2006	(4)	390	343,980	882	$1,022.38	98.21%	$1,022.38
Legends at Lowes Farm	Dallas, TX	2008	2011	(4)	456	425,904	934	$1,202.33	96.05%	$1,172.17
Watermark	Dallas, TX	2002	2004	(4)	240	199,200	830	$1,004.32	95.83%	$1,004.32
CV at Main Park	Duncanville, TX	1984	2013	(4)	192	180,288	939	$902.66	98.96%	$875.31
CG at Bear Creek	Euless, TX	1998	2013	(4)	436	395,016	906	$1,023.78	97.71%	$1,022.86
CG at Fairview	Fairview, TX	2012	2013	(4)	256	258,048	1,008	$1,188.28	94.92%	$1,166.64
CR at Frisco Bridges	Frisco, TX	2013	2013	(6)	252	210,420	835	$1,188.79	93.65%	$1,180.01
La Valencia at Starwood	Frisco, TX	2009	2010	(4)	270	267,840	992	$1,309.95	95.56%	$1,297.68
CV at Grapevine	Grapevine, TX	1985	2013	(4)	450	387,450	861	$892.08	97.56%	$892.07
Greenwood Forest	Houston, TX	1994	2008	(4)	316	310,944	984	$1,004.20	95.25%	$1,000.41
Legacy Pines	Houston, TX	2000	2003	(4)	308	283,360	920	$1,036.03	96.75%	$1,036.03
Park Place Houston	Houston, TX	1996	2007	(4)	229	207,016	904	$1,111.41	98.69%	$1,110.32
Ranchstone	Houston, TX	1996	2007	(4)	220	193,160	878	$996.41	96.36%	$995.50
Reserve at Woodwind Lakes	Houston, TX	1999	2006	(4)	328	316,192	964	$1,037.09	97.26%	$1,036.24
Retreat at Vintage Park	Houston, TX	2014	2014	(6)	323	296,514	918	$1,257.12	97.21%	$1,257.12
Cascade at Fall Creek	Humble, TX	2007	2008	(4)	246	227,796	926	$1,079.84	95.12%	$1,075.17
Chalet at Fall Creek	Humble, TX	2006	2007	(4)	268	260,228	971	$1,065.63	97.01%	$1,062.83
Bella Casita	Irving, TX	2007	2010	(4)	268	258,352	964	$1,196.11	93.28%	$1,196.11
CG at Valley Ranch	Irving, TX	1997	2013	(4)	396	462,132	1,167	$1,260.11	96.72%	$1,246.73
CR at Las Colinas	Irving, TX	2006	2013	(4)	306	277,848	908	$1,234.13	95.42%	$1,228.90
Remington Hills at Las Colinas	Irving, TX	1984	2013	(6)	362	346,434	957	$951.79	93.09%	$950.82
CV at Oak Bend	Lewisville, TX	1997	2013	(4)	426	382,974	899	$924.84	96.24%	$923.08
Times Square at Craig Ranch	McKinney, TX	2009	2010	(4)	313	320,512	1,024	$1,232.88	95.21%	$1,199.81
Venue at Stonebridge Ranch	McKinney, TX	2000	2010	(6)	250	214,000	856	$1,011.83	95.20%	$1,005.27
Lane at Towne Crossing	Mesquite, TX	1983	1994	(4)	384	277,632	723	$760.58	96.88%	$759.28
Cityscape at Market Center	Plano, TX	2013	2014	(6)	454	381,360	840	$1,213.58	95.59%	$1,194.53
Highwood	Plano, TX	1983	1998	(4)	196	156,212	797	$988.78	96.94%	$978.59
Los Rios	Plano, TX	2000	2003	(4)	498	470,112	944	$1,021.10	94.98%	$1,019.39
Boulder Ridge	Roanoke, TX	1999/2008	2005	(4)	494	442,624	896	$1,027.42	95.55%	$1,008.17
Copper Ridge	Roanoke, TX	2009	2008	(4)	245	230,055	939	$1,172.15	95.51%	$1,161.95
CG at Ashton Oaks	Round Rock, TX	2009	2013	(4)	362	307,338	849	$996.11	95.30%	$992.93
CG at Round Rock	Round Rock, TX	2007	2013	(4)	422	429,596	1,018	$1,076.64	96.68%	$1,073.20
CV at Sierra Vista	Round Rock, TX	1999	2013	(4)	232	205,552	886	$942.91	94.83%	$942.91
Alamo Ranch	San Antonio, TX	2009	2011	(5)	340	270,640	796	$935.94	96.18%	$920.09
Bulverde Oaks	San Antonio, TX	2014	2014	(6)	328	300,776	917	$1,134.88	95.73%	$1,130.72
Haven at Blanco	San Antonio, TX	2010	2012	(5)	436	463,468	1,063	$1,163.75	96.79%	$1,159.05
Stone Ranch at Westover Hills	San Antonio, TX	2008	2009	(5)	400	334,400	836	$990.54	98.25%	$988.04
Cypresswood Court	Spring, TX	1984	1994	(4)	208	160,576	772	$814.86	95.19%	$808.98
Villages of Kirkwood	Stafford, TX	1996	2004	(4)	274	244,682	893	$1,086.92	95.99%	$1,084.00
Green Tree Place	Woodlands, TX	1984	1994	(4)	200	152,200	761	$877.68	96.50%	$877.68
Subtotal Texas					20,390	18,611,572	913	$1,053.69	96.07%	$1,047.63
Stonefield Commons	Charlottesville, VA	2013	2014	(6)	251	209,585	835	$1,377.01	96.02%	$1,363.47
Adalay Bay	Chesapeake, VA	2002	2012	(5)	240	246,240	1,026	$1,242.95	97.08%	$1,228.73
CV at Greenbrier	Fredericksburg, VA	1980	2013	(5)	258	216,720	840	$991.62	98.06%	$986.38

						Approx-imate Rentable Area (Square Footage)	Aver-age Unit Size (Square Foot-age)	Monthly Average Rent per Unit at December 31, 2015 (1)	Average Occupancy Percent at December 31, 2015 (2)	Monthly Effective Rent per Unit at December 31, 2015 (3)

Property	Location	Year Complete	Year Manage-ment Commenced	Report-able Seg-ment	Number of Units
Seasons at Celebrate Virginia	Fredericksburg, VA	2011	2011	(6)	483	481,551	997	$1,323.89	96.07%	$1,317.47
Station Square at Cosner's Corner	Fredericksburg, VA	2012	2013	(6)	260	268,580	1,033	$1,304.86	96.92%	$1,299.47
CV at Hampton Glen	Glen Allen, VA	1986	2013	(5)	232	177,712	766	$939.72	94.83%	$939.31
CV at West End	Glen Allen, VA	1987	2013	(5)	224	156,352	698	$846.22	98.21%	$839.44
CV at Tradewinds	Hampton, VA	1988	2013	(5)	284	280,024	986	$864.90	98.24%	$831.91
Radius	Hampton, VA	2012	2015	(6)	252	234,108	929	$1,330.57	99.60%	$1,264.84
Township in Hampton Woods	Hampton, VA	1987	1995	(5)	296	248,048	838	$938.02	99.32%	$922.22
CV at Waterford	Midlothian, VA	1989	2013	(5)	312	288,912	926	$967.40	98.72%	$965.58
Ashley Park	Richmond, VA	1988	2013	(5)	272	194,480	715	$774.98	98.53%	$774.98
CV at Chase Gayton	Richmond, VA	1984	2013	(5)	328	311,272	949	$919.25	95.73%	$915.59
Retreat at West Creek	Richmond, VA	2015	2015	(6)	254	255,016	1,004	$1,269.16	96.06%	$1,238.71
The Hamptons at Hunton Park	Richmond, VA	2003	2011	(5)	300	309,600	1,032	$1,252.35	95.67%	$1,240.73
CV at Harbour Club	Virginia Beach, VA	1988	2013	(5)	213	193,191	907	$890.24	96.24%	$878.51
Subtotal Virginia					4,459	4,071,391	913	$1,086.90	97.17%	$1,073.36
Total					78,847	77,424,513	982	$1,014.11	96.07%	$1,005.80

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

(3)
Effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units in the property, divided by the total number of units in the property. Leasing concessions represent discounts to the current market rate. These discounts may be offered from time-to-time by a property for various reasons, including to assist with the initial lease-up of a newly developed property or as a response to a property's local market economics. Concessions are not part of our standard rent offering. Concessions for the year ended December 31, 2015 were $9.1 million. As of December 31, 2015, approximately 20.05% of total leases were subject to concessions. Effective rent is provided to represent average pricing for the period and does not represent actual rental revenue collected per unit.

(4)	Large market same store reportable segment.

(5)	Secondary market same store reportable segment.

(6)	Non-same store reportable segment.

Mortgage Financing

As of December 31, 2015, we had approximately $0.9 billion of indebtedness collateralized, secured, and outstanding as set forth below:

		Encumbrances at
		December 31, 2015
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date

Eagle Ridge	Birmingham, AL	$—	(1)		(1)		(1)
CG at Edgewater	Huntsville, AL	27,722		3.750%		6/1/2019
CG at Madison	Madison, AL	22,500		3.750%		6/1/2019
CG at Liberty Park	Vestavia Hills, AL	17,823		3.700%		2/27/2019
Tiffany Oaks	Altamonte Springs, FL	—	(1)		(1)		(1)
Indigo Point	Brandon, FL	—	(1)		(1)		(1)

		Encumbrances at
		December 31, 2015
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
CG at Heathrow	Heathrow, FL	20,594		3.700%		2/27/2019
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)		(1)		(1)
Woodhollow	Jacksonville, FL	—	(1)		(1)		(1)
CG at Town Park	Lake Mary, FL	32,938		3.750%		6/1/2019
Park Crest at Innisbrook	Palm Harbor, FL	28,419		4.430%		10/1/2020
CV at Twin Lakes	Sanford, FL	25,044		4.065%		7/1/2020
Verandas at Southwood	Tallahassee, FL	20,345		2.060%		3/1/2016
Belmere	Tampa, FL	—	(1)		(1)		(1)
CG at Seven Oaks	Wesley Chapel, FL	20,720		3.750%		6/1/2019
Prescott	Duluth, GA	—	(2)		(2)		(2)
CG at River Oaks	Duluth, GA	11,680		3.750%		6/1/2019
CG at Mount Vernon	Dunwoody, GA	15,328		3.700%		2/27/2019
Lake Lanier Club II	Gainesville, GA	—	(2)		(2)		(2)
CG at Shiloh	Kennesaw, GA	30,454		3.700%		2/27/2019
CG at Barrett Creek	Marietta, GA	19,257		3.750%		6/1/2019
CG at Godley Station	Pooler, GA	12,777		5.000%		6/1/2025
Highlands of West Village I	Smyrna, GA	41,075		3.000%		5/1/2018
Grand Reserve at Pinnacle	Lexington, KY	—	(1)		(1)		(1)
Mansion, The	Lexington, KY	—	(1)		(1)		(1)
Village, The	Lexington, KY	—	(1)		(1)		(1)
Waterford Forest	Cary, NC	—	(2)		(2)		(2)
Hermitage at Beechtree	Cary, NC	—	(1)		(1)		(1)
CG at Beverly Crest	Charlotte, NC	15,496		3.700%		2/27/2019
CG at Mallard Creek	Charlotte, NC	15,630		3.700%		2/27/2019
CG at Mallard Lake	Charlotte, NC	17,642		3.700%		2/27/2019
CV at Greystone	Charlotte, NC	14,180		3.750%		6/1/2019
CG at Patterson Place	Durham, NC	15,361		3.700%		2/27/2019
CG at Huntersville	Huntersville, NC	14,843		3.750%		6/1/2019
CV at Matthews	Matthews, NC	13,587		2.630%		3/29/2016
CG at Arringdon	Morrisville, NC	19,319		3.700%		2/27/2019
CG at Brier Creek	Raleigh, NC	25,490		3.700%		2/27/2019
CG at Crabtree Valley	Raleigh, NC	10,532		3.700%		2/27/2019
CG at Trinity Commons	Raleigh, NC	29,725		3.400%		4/1/2018
Howell Commons	Greenville, SC	—	(1)		(1)		(1)
TPC Greenville	Greenville, SC	—	(1)		(1)		(1)
Park Haywood	Greenville, SC	—	(1)		(1)		(1)
535 Brookwood	Simpsonville, SC	12,889		4.430%		10/1/2020
Hidden Creek	Chattanooga, TN	—	(1)		(1)		(1)
Lincoln on the Green	Memphis, TN	—	(1)		(1)		(1)
Avondale at Kennesaw	Nashville, TN	17,762		4.430%		10/1/2020
CG at Bellevue	Nashville, TN	22,086		4.065%		7/1/2020
Verandas at Sam Ridley	Nashville, TN	21,861		4.430%		10/1/2020
CG at Canyon Creek	Austin, TX	15,159		3.750%		9/14/2019

		Encumbrances at
		December 31, 2015
Property	Location	Mortgage/Bond Principal (000's)		Interest Rate		Maturity Date
CV at Quarry Oaks	Austin, TX	26,832		3.700%		2/27/2019
Legacy at Western Oaks	Austin, TX	29,672		3.510%		2/1/2017
CV at Shoal Creek	Bedford, TX	22,807		3.700%		2/27/2019
CV at Willow Creek	Bedford, TX	26,429		3.700%		2/27/2019
Grand Cypress	Cypress, TX	16,598		3.400%		8/5/2017
Watermark	Dallas, TX	—	(2)		(2)		(2)
CG at Bear Creek	Euless, TX	24,082		3.700%		2/27/2019
La Valencia at Starwood	Frisco, TX	20,931		4.590%		3/10/2018
Legacy Pines	Houston, TX	—	(2)		(2)		(2)
Bella Casita at Las Colinas	Irving, TX	—	(2)		(2)		(2)
CG at Valley Ranch	Irving, TX	25,044		4.065%		7/1/2020
CV at Oakbend	Lewisville, TX	21,667		3.700%		2/27/2019
Venue at Stonebridge Ranch	McKinney, TX	14,767		3.250%		12/10/2017
CG at Round Rock	Round Rock, TX	24,484		3.700%		2/27/2019
CV at Sierra Vista	Round Rock, TX	10,900		3.700%		2/27/2019
Stone Ranch at Westover Hills	San Antonio, TX	18,499		5.490%		3/1/2020
Cypresswood Court	Spring, TX	—	(2)		(2)		(2)
Green Tree Place	Woodlands, TX	—	(2)		(2)		(2)
CV at West End	Glen Allen, VA	12,611		3.700%		2/27/2019
Total		$923,561

(1)
Encumbered by a $240.0 million Fannie Mae facility, with $240.0 million available and outstanding with a variable interest rate of 0.80% on which there exists five interest rate caps totaling $125 million at an average rate of 4.60% at December 31, 2015.

(2)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

ITEM 3. LEGAL PROCEEDINGS.

We, along with multiple other parties, are named defendants in two lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed and constructed by certain of Colonial's subsidiaries prior to the Merger. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount the plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourself against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Mid-America Apartment Communities, Inc.

Market Information

MAA's common stock has been listed and traded on the NYSE under the symbol “MAA” since its initial public offering in February 1994. On February 19, 2016, the reported last sale price of our common stock on the NYSE was $91.60 per share, and there were approximately 2,400 holders of record of the common stock. MAA believes it has a significantly larger number of beneficial owners of its common stock. The following table sets forth the quarterly high and low intra-day sales prices of MAA's common stock and the dividends declared by MAA with respect to the periods indicated.

	Sales Prices		Dividends Paid	Dividends Declared
	High	Low
2015:
First Quarter	$83.50	$70.67	$0.77	$0.77
Second Quarter	$78.99	$72.72	$0.77	$0.77
Third Quarter	$84.42	$72.51	$0.77	$0.77
Fourth Quarter	$92.80	$81.72	$0.77	$0.82	(1)

2014:
First Quarter	$69.32	$60.47	$0.73	$0.73
Second Quarter	$73.49	$67.10	$0.73	$0.73
Third Quarter	$75.09	$65.05	$0.73	$0.73
Fourth Quarter	$76.83	$65.54	$0.73	$0.77

(1) Generally, MAA's Board of Directors declares dividends prior to the quarter in which they are paid. The dividend of $0.82 per share declared in the fourth quarter of 2015 was paid on January 29, 2016 to shareholders of record on January 15, 2016.

MAA's quarterly dividend rate is currently $0.82 per common share. MAA's Board of Directors reviews and declares the dividend rate quarterly. Actual dividends made by MAA will be affected by a number of factors, including, but not limited to, the gross revenues received from our apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures.

MAA expects to make future quarterly distributions to shareholders; however, future distributions by MAA will be at the discretion of its Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see "Business-Qualification as Real Estate Investment Trust" above) and such other factors as MAA's Board of Directors deems relevant.

Direct Stock Purchase and Distribution Reinvestment Plan

We have established the DRSPP, under which holders of common stock, preferred stock and OP units can elect to automatically reinvest their distributions in shares of MAA common stock. The DRSPP also allows for the optional purchase of MAA common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. In our absolute discretion, we may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill our obligations under the DRSPP, we may either issue additional shares of common stock or repurchase common stock in the open market. We may elect to sell shares under the DRSPP at up to a 5% discount.

In 2015, 2014, and 2013, we had the following issuances through our DRSPP:

	2015	2014	2013
Shares	8,562	9,055	10,924
Discount	—%	—%	—%

Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	58,112	$86.21	454,824

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	58,112	$86.21	454,824

(1)
Columns (a) and (b) do not include 187,941 shares of restricted common stock that are subject to vesting requirements which were issued through our 2004 Stock Plan or 2013 Stock Incentive Plan or 110,896 shares of common stock that have been purchased by employees through the Employee Stock Purchase Plan.

(2)	Column (c) includes 415,720 shares available to be issued under our 2013 Stock Incentive Plan and 39,104 shares available to be issued under our Employee Stock Purchase Plan.

The outstanding options noted in the table above were issued in exchange for outstanding Colonial options in connection with the parent merger.

Mid-America Apartments, L.P.

Operating Partnership Units

There is no established public trading market for the Operating Partnership's OP Units. From time-to-time, we issue shares of MAA's common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2015, there were 79,571,567 OP Units outstanding in the Operating Partnership, of which 75,408,571 OP Units, or 94.8%, were owned by MAA and 4,162,996 OP Units, or 5.2% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the limited partner holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for one share of MAA common stock per one OP Unit or a cash payment based on the market value of our common stock at the time of redemption, at the option of MAA. During the year ended December 31, 2015, MAA issued a total of 28,155 shares of common stock upon redemption of OP Units.

Comparison of Five-year Cumulative Total Returns

The following graph compares the cumulative total returns of the shareholders of MAA since December 31, 2010 with the S&P 500 Index and the FTSE NAREIT Equity REIT Index prepared by the National Association of Real Estate Investment Trusts, or NAREIT. The graph assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Dec '10	Dec '11	Dec '12	Dec '13	Dec '14	Dec '15
MAA	$100.00	$102.50	$110.54	$108.11	$138.84	$175.58
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
FTSE NAREIT Equity REIT Index	$100.00	$108.29	$127.85	$131.01	$170.49	$175.94

Purchases of Equity Securities

The following table shows our repurchases of shares for the three-month period ended December 31, 2015:

MAA Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2015 - October 31, 2015	—	$—	—	2,138,000
November 1, 2015 - November 30, 2015	—	$—	—	2,138,000
December 1, 2015 - December 8, 2015	—	$—	—	2,138,000
December 9, 2015 - December 31, 2015	—	$—	—	4,000,000
Total	—	$—	—	4,000,000

(1)
This column reflects the number of shares of MAA's common stock available for repurchase through December 8, 2015, under the 4.0 million share repurchase program authorized by MAA's Board of Directors in 1999. On December 8, 2015, the MAA Board of Directors authorized a new 4.0 million share repurchase program, which replaced and superseded the prior program.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected financial data on a historical basis for MAA and the Operating Partnership. As previously discussed, the consolidated assets, liabilities, and results of operations of Colonial are included in MAA's selected financial data from the closing date of the parent merger, October 1, 2013, through the end of MAA's fiscal year, December 31, 2015. Likewise, the consolidated assets, liabilities, and results of operations of Colonial LP are included in the Operating Partnership's selected financial data from the closing date of the partnership merger, October 1, 2013, through the end of the Operating Partnership's fiscal year, December 31, 2015. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Mid-America Apartment Communities, Inc.
Selected Financial Data
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Total operating revenues	$1,042,779	$992,332	$635,490	$475,888	$409,782
Expenses:
Property operating expenses	400,645	393,348	253,633	194,149	173,563
Depreciation and amortization	294,520	301,812	186,979	121,211	106,009
Acquisition expense	2,777	2,388	1,393	1,581	3,319
Property management and general and administrative expenses	56,706	53,004	38,652	35,043	38,096
Merger related expenses	—	3,152	32,403	—	—
Integration related expenses	—	8,395	5,102	—	—
Income from continuing operations before non-operating items	288,131	230,233	117,328	123,904	88,795
Interest and other non-property (expense) income	(368)	770	466	430	802
Interest expense	(122,344)	(123,953)	(78,978)	(61,489)	(59,285)
Loss on debt extinguishment	(3,602)	(2,586)	(426)	(654)	(755)
Net casualty gain (loss) after insurance and other settlement proceeds	473	(476)	(143)	(6)	(619)
Gain on sale of depreciable real estate assets excluded from discontinued operations	189,958	42,649	—	—	—
Gain on sale of non-depreciable real estate assets	172	350	—	45	1,084
Income before income tax expense	352,420	146,987	38,247	62,230	30,022
Income tax expense	(1,673)	(2,050)	(893)	(803)	(727)
Income from continuing operations before joint venture activity	350,747	144,937	37,354	61,427	29,295
(Loss) gain from real estate joint ventures	(2)	6,009	338	(223)	(593)
Income from continuing operations	350,745	150,946	37,692	61,204	28,702
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	(63)	4,743	6,986	9,730
Gain on sale of discontinued operations	—	5,394	76,844	41,635	12,799
Consolidated net income	350,745	156,277	119,279	109,825	51,231
Net income attributable to noncontrolling interests	18,458	8,297	3,998	4,602	2,410
Net income available for MAA common shareholders	$332,287	$147,980	$115,281	$105,223	$48,821

Per Share Data:
Weighted average shares outstanding (in thousands):
Basic	75,176	74,982	50,677	41,039	36,995
Effect of dilutive stock options and partnership units (1)	—	—	2,439	1,898	2,092
Diluted	75,176	74,982	53,116	42,937	39,087

Calculation of Earnings per share - basic:
Income from continuing operations, adjusted	$331,515	$142,655	$36,504	$58,737	$27,413
Income from discontinued operations, adjusted	—	5,037	78,669	46,392	21,375
Net income attributable to common shareholders, adjusted	$331,515	$147,692	$115,173	$105,129	$48,788

Earnings per share - basic:
Income from continuing operations available for common shareholders	$4.41	$1.90	$0.72	$1.43	$0.74
Discontinued property operations	—	0.07	1.55	1.13	0.58
Net income available for common shareholders	$4.41	$1.97	$2.27	$2.56	$1.32

Calculation of Earnings per share - diluted:
Income from continuing operations, adjusted	$331,515	$142,655	$37,692	$61,204	$28,702
Income from discontinued operations, adjusted	—	5,037	81,587	48,621	22,529
Net income attributable to common shareholders, adjusted	$331,515	$147,692	$119,279	$109,825	$51,231

Earnings per share - diluted:
Income from continuing operations available for common shareholders	$4.41	$1.90	$0.71	$1.43	$0.73
Discontinued property operations	—	0.07	1.54	1.13	0.58
Net income available for common shareholders	$4.41	$1.97	$2.25	$2.56	$1.31

Dividends declared (2)	$3.1300	$2.9600	$2.8150	$2.6750	$2.5425

Balance Sheet Data:
Real estate owned, at cost	$8,217,579	$8,071,187	$7,694,618	$3,734,544	$3,396,934
Real estate assets, net	$6,718,366	$6,697,508	$6,556,303	$2,694,071	$2,423,808
Total assets	$6,847,781	$6,821,778	$6,835,012	$2,745,292	$2,526,128
Total debt	$3,427,568	$3,512,699	$3,463,239	$1,668,072	$1,645,415
Noncontrolling interest	$165,726	$161,287	$166,726	$31,058	$25,131
Total MAA shareholders' equity and redeemable stock	$3,000,347	$2,896,435	$2,951,861	$918,765	$722,368

Other Data (at end of period):
Market capitalization (shares and units) (3)	$7,225,894	$5,933,985	$4,801,990	$2,852,113	$2,558,107
Ratio of total debt to total capitalization (4)	32.2%	37.3%	42.0%	37.0%	39.2%
Number of communities, including joint venture ownership interest (5)	254	268	275	166	167
Number of apartment units, including joint venture ownership interest (5)	79,496	82,316	83,641	49,591	49,133
(1) See Earnings per common share of MAA note in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3 of this Annual Report on Form 10-K.
(2) Beginning in 2006, at their regularly scheduled meetings, our Board of Directors began routinely declaring dividends for payment in the following quarter. This can result in dividends declared during a calendar year being different from dividends paid during a calendar year.
(3) Market capitalization includes all shares of common stock, regardless of classification on the balance sheet, as well as partnership units (value based on common stock equivalency).
(4) Total capitalization is market capitalization plus total debt.
(5) Property and apartment unit totals have not been adjusted to exclude properties held for sale.

Mid-America Apartments, L.P.
Selected Financial Data
(Dollars in thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Total operating revenues	$1,042,779	$992,332	$635,490	$475,888	$409,782
Expenses:
Property operating expenses	400,645	393,348	253,633	194,149	173,563
Depreciation and amortization	294,520	301,812	186,979	121,211	106,009
Acquisition expense	2,777	2,388	1,393	1,581	3,319
Property management and general and administrative expenses	56,706	53,004	38,652	35,043	38,096
Merger related expenses	—	3,152	32,403	—	—
Integration related expenses	—	8,395	5,102	—	—
Income from continuing operations before non-operating items	288,131	230,233	117,328	123,904	88,795
Interest and other non-property (expense) income	(368)	770	466	430	802
Interest expense	(122,344)	(123,953)	(78,978)	(61,489)	(59,285)
Loss on debt extinguishment	(3,602)	(2,586)	(426)	(654)	(755)
Net casualty gain (loss) after insurance and other settlement proceeds	473	(476)	(143)	(6)	(619)
Gain on sale of depreciable real estate assets excluded from discontinued operations	189,958	42,649	—	—	—
Gain on sale of non-depreciable real estate assets	172	350	—	45	1,084
Income before income tax expense	352,420	146,987	38,247	62,230	30,022
Income tax expense	(1,673)	(2,050)	(893)	(803)	(727)
Income from continuing operations before joint venture activity	350,747	144,937	37,354	61,427	29,295
(Loss) gain from real estate joint ventures	(2)	6,009	338	(223)	(593)
Income from continuing operations	350,745	150,946	37,692	61,204	28,702
Discontinued operations:
Income from discontinued operations before (loss) gain on sale	—	(63)	4,332	6,201	9,087
Gain on sale of discontinued operations	—	5,394	65,520	41,635	12,799
Net income available for Mid-America Apartments, L.P. common unitholders	$350,745	$156,277	$107,544	$109,040	$50,588

Per Unit Data:
Weighted average units outstanding (in thousands):
Basic	79,361	79,188	53,075	42,911	39,051
Effect of dilutive stock options and partnership units (1)	—	—	88	64	100
Diluted	79,361	79,188	53,163	42,975	39,151

Calculation of Earnings per unit - basic:
Income from continuing operations, adjusted	$349,973	$150,668	$37,659	$61,151	$28,681
Income from discontinued operations, adjusted	—	5,321	69,790	47,795	21,876
Net income available for common unitholders	$349,973	$155,989	$107,449	$108,946	$50,557

Earnings per unit - basic:
Income from continuing operations available for common unitholders	$4.41	$1.90	$0.71	$1.43	$0.73
Income from discontinued property operations available for common unitholders	—	0.07	1.31	1.11	0.56
Net income available for common unitholders	$4.41	$1.97	$2.02	$2.54	$1.29

Calculation of Earnings per unit - diluted:
Income from continuing operations, adjusted	$349,973	$150,668	$37,692	$61,204	$28,702
Income from discontinued operations, adjusted	—	5,321	69,852	47,836	21,886
Net income available for common unitholders	$349,973	$155,989	$107,544	$109,040	$50,588

Earnings per unit - diluted:
Income from continuing operations available for common unitholders	$4.41	$1.90	$0.71	$1.43	$0.73
Discontinued property operations	—	0.07	1.31	1.11	0.56
Net income available for common unitholders	$4.41	$1.97	$2.02	$2.54	$1.29

Distributions declared, per unit (2)	$3.1300	$2.9600	$2.8150	$2.6750	$2.5425

Balance Sheet Data:
Real estate owned, at cost	$8,217,579	$8,071,187	$7,694,618	$3,721,028	$3,383,883
Real estate assets, net	$6,718,366	$6,697,508	$6,556,303	$2,688,549	$2,418,198
Total assets	$6,847,781	$6,821,778	$6,835,012	$2,739,502	$2,520,452
Total debt	$3,427,568	$3,512,699	$3,463,239	$1,668,072	$1,645,415
Total Operating Partnership capital and
redeemable units	$3,166,054	$3,057,703	$3,118,568	$943,720	$709,871

Other Data (at end of period):
Number of communities, including joint venture ownership interest (3)	254	268	275	165	166
Number of apartment units, including joint venture ownership interest (3)	79,496	82,316	83,641	49,335	48,877

(1) See Earnings Per OP Unit of MAALP note in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 4 of this Annual Report on Form 10-K.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.8% limited partner interest as of December 31, 2015. MAA conducts all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries. This discussion should be read in conjunction with all of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal of long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors. If impairment indicators exist for a long-lived asset, management compares the carrying amount of the asset to an estimate of the undiscounted future cash flows expected to be generated by the asset. Management estimates future cash flows by analyzing historical cash flows generated by the asset. If impairment indicators exist for goodwill, management compares the carrying amount of the asset to an estimate of the implied fair value of the asset. Management calculates the fair value of the asset by dividing historical operating cash flows by a market capitalization rate. Management estimates the market capitalization rate by analyzing the market capitalization rates for properties with comparable ages in similarly sized markets. Historically, impairment analysis estimates have been materially accurate, which resulted in no impairment losses recognized during the years ended December 31, 2015, 2014, and 2013.

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

Loss Contingencies

The outcomes of claims, disputes and legal proceedings are subject to significant uncertainty. We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. We review these accruals quarterly and make revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, the we do not accrue the loss. However, for material loss contingencies, if the unrecorded loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment, including with respect to the matters disclosed in this Annual Report on Form 10-K, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

For more information regarding our significant accounting policies, see Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1.

OVERVIEW OF THE YEAR ENDED DECEMBER 31, 2015

We experienced an increase in income from continuing operations in 2015 as increases in revenues outpaced increases in expenses. The increases in revenues came from a 6.3% increase in our large market same store segment, a 4.7% increase in our secondary market same store segment and a 1.0% increase in our non-same store and other segment. The increase in expense came from a 3.6% increase in our large market same store segment and a 3.2% increase in our secondary market same store segment, which were offset slightly by an 8.0% decrease in our non-same store and other segment. Our same store portfolio represents those communities that have been held and have been stabilized for at least twelve months. Communities excluded from the same store portfolio include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. Additional information regarding the composition of operating segments is included in the notes to the consolidated financial statements, Note 16 - Segment Information. The drivers of these increases are discussed below in the results of operations section.

On October 1, 2013, we consummated the Merger and acquired all of Colonial's net assets. As a result of the Merger, the results of operations for 2013 include three months of results for the legacy Colonial portfolio. The results of operations for 2014 and 2015 include twelve months of results for the legacy Colonial portfolio.

We have grown externally during the past three years by following our acquisition strategy to invest in large and mid-sized growing markets in the Southeast and Southwest region of the United States. Apart from the Merger, we acquired four apartment communities for our portfolio in 2013, eight in 2014 and seven in 2015. Offsetting some of this increased revenue stream were nine apartment community dispositions in 2013, eight in 2014, and 21 in 2015.

The following table shows our apartment real estate assets as of December 31, 2015, 2014, and 2013:

	2015	2014	2013
Properties	254	268	275
Units	79,496	82,316	83,641
Development Units	748	514	1,461
Average Effective Monthly Rent/Unit, excluding lease-up and development	$1,006	$948	$883
Occupancy, excluding lease-up and development	95.6%	94.1%	94.9%

Average effective monthly rent per unit is calculated as the average of monthly gross rent amounts for occupied units, after the effect of leasing concessions, plus then-prevailing market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective monthly rent is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit. For additional discussion of same store average rent per unit and occupancy comparisons, see the “Trends” section below.

In addition to the multifamily assets detailed above, we also owned an interest in two commercial properties totaling approximately 238,000 square feet of leasable space.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Increase	Percentage Increase
Large Market Same Store	$587,896	$553,038	$34,858	6.3%
Secondary Market Same Store	324,771	310,281	14,490	4.7%
Same Store Portfolio	912,667	863,319	49,348	5.7%
Non-Same Store and Other	130,112	128,859	1,253	1.0%
Total	$1,042,779	$992,178	$50,601	5.1%

The increase in property revenues from our same store portfolio is primarily a result of increased average rental revenue per occupied unit of 5.5% and 3.8% for our large and secondary markets, respectively, and an increased average physical occupancy of 0.8% and 0.9% for our large and secondary markets, respectively.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Increase/(Decrease)	Percentage Increase
Large Market Same Store	$226,611	$218,784	$7,827	3.6%
Secondary Market Same Store	123,782	119,934	3,848	3.2%
Same Store Portfolio	350,393	338,718	11,675	3.4%
Non-Same Store and Other	50,252	54,630	(4,378)	(8.0)%
Total	$400,645	$393,348	$7,297	1.9%
The increase in property operating expenses from our large market same store group is primarily the result of increases in real estate taxes of $3.2 million, personnel expenses of $1.9 million, water expenses of approximately $1.0 million, cable expenses of $0.5 million, and waste removal expenses of $0.2 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in other operating expenses of $1.5 million, real estate taxes of $1.1 million, and personnel expenses of $1.2 million. The decrease in property operating expenses from our non-same store and other group is primarily the result of decreases in personnel expenses of $2.4 million and utility expenses of $1.7 million.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Increase	Percentage Increase
Large Market Same Store	$168,872	$174,957	$(6,085)	(3.5)%
Secondary Market Same Store	85,008	86,058	(1,050)	(1.2)%
Same Store Portfolio	253,880	261,015	(7,135)	(2.7)%
Non-Same Store and Other	40,640	40,797	(157)	(0.4)%
Total	$294,520	$301,812	$(7,292)	(2.4)%

The decrease in depreciation and amortization expense is primarily due to a decrease of $19.4 million related to the amortization of the fair value of in-place leases and resident relationships acquired as a result of the Merger from the year ended December 31, 2014 to the year ended December 31, 2015. This decrease was partially offset by an increase in depreciation expense of $11.7 million driven by an increase in gross real estate assets from the year ended December 31, 2014 to the year ended December 31, 2015.

Property Management Expenses

Property management expenses for the year ended December 31, 2015 were approximately $31.0 million, a decrease of $1.1 million from the year ended December 31, 2014. The majority of the decrease was related to a decrease in state franchise taxes of $2.1 million, partially offset by an increase in insurance expense of $0.6 million, an increase in payroll expense of $0.3 million, and an increase in incentive expense $0.3 million.

General and Administrative Expenses

General and Administrative expenses for the year ended December 31, 2015 were approximately $25.7 million, an increase of $4.8 million from the year ended December 31, 2014. The majority of the increase was related to increases in legal fees of $2.7 million and stock option expenses of $1.6 million.

Merger and Integration Related Expenses

There were no merger or integration related expenses for the year ended December 31, 2015, as these expenses related primarily to severance, legal, professional, temporary systems, staffing, and facilities costs incurred for the acquisition and integration of Colonial. For the year ended December 31, 2014, merger and integration related expenses were approximately $3.2 million and $8.4 million, respectively.

Interest Expense

Interest expense for the year ended December 31, 2015 was approximately $122.3 million, a decrease of $1.6 million from the year ended December 31, 2014. The decrease was primarily the result of a decrease in amortization of deferred financing cost from the year ended December 31, 2014 to the year ended December 31, 2015 of approximately $0.9 million. Also, the overall debt balance decreased from $3.5 billion to $3.4 billion, a decrease of $85.1 million. The average effective interest rate remained at 3.7% and the average years to rate maturity increased from 4.4 years to 4.8 years.

Dispositions of Depreciable Real Estate Assets Excluded from Discontinued Operations

We recorded a gain on sale of depreciable assets excluded from discontinued operations of $190.0 million for the year ended December 31, 2015, an increase of approximately $147.3 million from the $42.6 million gain on sale of depreciable assets recorded for the year ended December 31, 2014. The increase was primarily the result of increased disposition activity. Dispositions increased from eight multifamily properties for the year ended December 31, 2014, to 21 multifamily properties for the year ended December 31, 2015.

Gain from Real Estate Joint Ventures

We recorded a gain from real estate joint ventures of $6.0 million during the year ended December 31, 2014 as opposed to no material gain or loss being recorded during the year ended December 31, 2015. The decrease was primarily a result of recording a $3.4 million gain for the disposition of Ansley Village by Mid-America Multifamily Fund II, or Fund II, as well as a $2.8 million gain for the promote fee received from our Fund II partner during 2014. The promote fee was received as a result of MAA achieving certain performance metrics in its management of the Fund II properties over the life of the joint venture. There were no such gains recorded during the year ended December 31, 2015.

Discontinued Operations

We recorded a gain on sale of discontinued operations of $5.4 million for the year ended December 31, 2014. We did not record a gain or loss on sale of discontinued operations during the year ended December 31, 2015, due to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which resulted in dispositions being included in the gain on sale of depreciable real estate assets excluded from discontinued operations and is discussed further below.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2015 was approximately $18.5 million, an increase of $10.2 million from the year ended December 31, 2014. This increase is consistent with the increase to overall net income and is primarily a result of the items discussed above.

Net Income Attributable to MAA

Primarily as a result of the items discussed above, net income attributable to MAA increased by approximately $184.3 million in the year ended December 31, 2015 from the year ended December 31, 2014.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The comparison of the year ended December 31, 2014 to the year ended December 31, 2013 shows the segment break down based on the 2014 same store portfolios. A comparison using the 2015 same store portfolio would not be comparative due to the nature of the classifications as a result of the Merger.

Property Revenues

The following table shows our property revenues by segment for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Increase	Percentage Increase
Large Market Same Store	$252,029	$241,194	$10,835	4.5%
Secondary Market Same Store	246,800	242,464	4,336	1.8%
Same Store Portfolio	498,829	483,658	15,171	3.1%
Non-Same Store and Other	493,349	151,185	342,164	226.3%
Total	$992,178	$634,843	$357,335	56.3%

The increase in property revenues from our same store portfolio is primarily a result of increased average effective rent per unit of 4.3% for our large market and 1.9% for our secondary markets. The increase in property revenues from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger, which represents $275.6 million of the increase. The remaining $66.6 million of the increase was related to acquisitions other than the Merger.

Property Operating Expenses

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping, and depreciation and amortization. The following table shows our property operating expenses by segment for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Increase	Percentage Increase
Large Market Same Store	$100,892	$98,190	$2,702	2.8%
Secondary Market Same Store	98,191	96,141	2,050	2.1%
Same Store Portfolio	199,083	194,331	4,752	2.4%
Non-Same Store and Other	194,265	59,302	134,963	227.6%
Total	$393,348	$253,633	$139,715	55.1%

The increase in property operating expenses from our same store portfolio is primarily a result of increases in real estate taxes of $3.9 million and utilities expenses of $1.3 million, offset by a decrease in insurance expenses of $1.0 million. The increase in property operating expenses from our non-same store and other group is primarily due to the addition of the Colonial portfolio as a result of the Merger, which represents $107.6 million of the increase. The remaining $27.4 million of the increase was related to acquisitions other than the Merger.

Depreciation and Amortization

The following table shows our depreciation and amortization expense by segment for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Increase	Percentage Increase
Large Market Same Store	$58,356	$57,712	$644	1.1%
Secondary Market Same Store	59,697	59,339	358	0.6%
Same Store Portfolio	118,053	117,051	1,002	0.9%
Non-Same Store and Other	183,759	69,928	113,831	162.8%
Total	$301,812	$186,979	$114,833	61.4%

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

General and Administrative Expenses

General and Administrative expense for the year ended December 31, 2014 was approximately $20.9 million, an increase of $5.3 million from the year ended December 31, 2013. The majority of the increase was related to increases in incentive bonuses of $3.3 million and payroll expenses of $1.2 million as a result of the Merger.

Merger and Integration Related Expenses

Merger related expenses, primarily severance, legal, and professional costs for the acquisition of Colonial were approximately $3.2 million from the year ended December 31, 2014, a decrease of $29.3 million from the year ended December 31, 2013. We also incurred integration related expenses, primarily related to temporary systems, staffing, and facilities costs of $8.4 million for the year ended December 31, 2014, an increase of $3.3 million from the year ended December 31, 2013.

Interest Expense

Interest expense for the year ended December 31, 2014 was approximately $124.0 million, an increase of $45.0 million from the year ended December 31, 2013. The increase was primarily the result of an increase in our average debt outstanding from the year ended December 31, 2013 to the year ended December 31, 2014 of approximately $1.38 billion, due primarily to the assumption of Colonial's debt as a result of the Merger.

Debt Extinguishment

Loss on debt extinguishment for the year ended December 31, 2014 was approximately $2.6 million, an increase of -$2.2 million from the year ended December 31, 2013. The increase was primarily the result of the prepayment of a loan for a property sold during the year ended December 31, 2014.

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

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA increased by approximately $32.7 million in the year ended December 31, 2014 from the year ended December 31, 2013.

Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income (computed in accordance with GAAP) excluding extraordinary items, net income attributable to noncontrolling interest, asset impairment, gains or losses on disposition of real estate assets, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. Disposition of real estate assets includes, but is not limited to, sales of discontinued operations.

FFO should not be considered as an alternative to net income, or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance primarily because its calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO, a non-GAAP financial measure, represents FFO excluding certain non-cash or non-routine items such as acquisition, merger and integration expenses, mark-to-market debt adjustments and loss or gain on debt extinguishment. While our definition of Core FFO is similar to others in our industry, our precise methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that Core FFO is helpful in understanding our operating performance in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table is a reconciliation of Core FFO and FFO to consolidated net income for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Years ended December 31,
	2015	2014		2013
Net income available for MAA common shareholders	$332,287	$147,980		$115,281
Depreciation and amortization of real estate assets	291,572	299,421		184,857
Depreciation and amortization of real estate assets of discontinued operations	—	42		2,703
Gain on sales of discontinued operations	—	(5,394)		(76,844)
Gain on sale of depreciable real estate assets excluded from discontinued operations	(189,958)	(42,649)		—
Gain on disposition within unconsolidated entities	(12)	(4,007)	(1)	—
Depreciation and amortization of real estate assets of real estate joint ventures	25	397		1,030
Net income attributable to noncontrolling interests	18,458	8,297		3,998
Funds from operations attributable to the Company	452,372	404,087		231,025
Acquisition expense	2,777	2,388		1,393
Merger Related Expenses	—	3,152		32,403
Integration related expenses	—	8,395		5,102
Gain on sale of non-depreciable real estate assets	(172)	(350)		—
Mark-to-market debt adjustment	(19,955)	(25,079)		(7,992)
Loss on debt extinguishment	3,602	3,126	(2)	426
Core funds from operations	$438,624	$395,719		$262,357

(1) Gain on disposition within unconsolidated entities excludes the promote fee recognized with the final liquidation of Mid-America Multifamily Fund II (Fund II).

(2) The loss on debt extinguishment for the year ended year ended December 31, 2014 includes MAA's share of debt extinguishment costs incurred by our joint venture, Mid-America Multifamily Fund II.

FFO for the year ended December 31, 2015 increased approximately $48.3 million from the year ended December 31, 2014 primarily as a result of the increase in total property revenues of $50.6 million and a decrease in merger and integration related expenses of $11.5 million, which were partially offset by increases of $7.3 million in property operating expenses and $4.8 million in general and administrative expenses.

FFO for the year ended December 31, 2014 increased approximately $173.1 million from the year ended December 31, 2013 primarily as a result of the increase in property revenues of $357.3 million that was partially offset by the $139.7 million increase in property operating expenses and the $45.0 million of increased interest expense.

Core FFO for the year ended December 31, 2015 increased approximately $42.9 million from the year ended December 31, 2014 primarily as a result of the increase in total property revenues of $50.6 million and the decrease in interest expense, excluding the mark-to-market debt adjustment, of $6.7 million, which was partially offset by the $7.3 million increase in property operating expenses and the $4.8 million in general and administrative expenses.

Core FFO for the year ended December 31, 2014 increased by approximately $133.4 million from the year ended December 31, 2013 primarily as a result of the increase in total property revenues of $357.3 million discussed above that was partially offset by the $139.7 million increase in property operating expenses and the $45.0 million of increased interest expense.

TRENDS

During the twelve months ended December 31, 2015, demand for apartments was strong, as it was during the twelve months ended December 31, 2014. This strength was evident on two fronts: occupancy and effective rent per unit. Same store physical occupancy ended 2015 at 96.5% and average physical occupancy for the same store portfolio was 96.1% for the year. Same store effective rent per unit continued to grow, up 4.4% in the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. This compares to 3.3% growth achieved in the twelve months ended December 31, 2014 as compared to the twelve months ended December 31, 2013.

An important part of our portfolio strategy is maintaining a broad diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of December 31, 2015, we were invested in approximately 40 defined Metropolitan Statistical Areas, with approximately 65% of our multifamily assets, based on gross assets, in large markets and 35% of our multifamily assets in select secondary markets.

New supply of rental units has increased in several of our key markets and multifamily permitting increased in 2015 as compared to 2014. We believe this permitting will ultimately lead to a further increase in supply but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multi-family properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. In 2015, move outs attributable to single family rentals remained relatively consistent with prior years. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended 2015 strong and also averaged 75 basis points higher in 2015 as compared to 2014. As we continue through the typically slower winter leasing season, the current level of physical occupancy puts us in a good position to maximize pricing in the first quarter of 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash from the year ended December 31, 2014 to the year ended December 31, 2015 due to operating, investing, and financing activities are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $463.7 million for the year ended December 31, 2015 from $385.4 million for the year ended December 31, 2014. This change was a result of various items, including higher revenues, as discussed above.

Investing Activities

Net cash used in investing activities decreased to $136.2 million for the year ended December 31, 2015 from $203.8 million for the year ended December 31, 2014. The primary drivers of this change are as follows:

	Primary drivers of cash (outflow)/inflow during the year ended December 31,			Percentage Increase/(Decrease) in Net Cash
	2015	2014	Increase/(Decrease) in Net Cash
Purchases of real estate and other assets	$(328,193)	$(309,174)	$(19,019)	(6.2)%
Proceeds from disposition of real estate assets	$358,017	$254,638	$103,379	40.6%
Distributions from real estate joint ventures	$6	$15,964	$(15,958)	(100.0)%
Return (funding) of escrow for future acquisitions	$8	$24,884	$(24,876)	(100.0)%
Development	$(38,730)	$(70,788)	$32,058	45.3%

The increase in cash outflows from purchases of real estate and other assets primarily resulted from the acquisition of seven apartment communities and three land acquisitions during the year ended December 31, 2015 compared to the acquisition of eight apartment communities and no land acquisitions during the year ended December 31, 2014. Additionally, the apartment communities acquired during the year ended December 31, 2014 included debt assumptions, which reduced the amount of cash paid for these properties. The increase in proceeds from disposition of real estate assets primarily resulted from the sale of 21 apartment communities, one commercial property, and one land parcel during the year ended December 31, 2015 compared to the sale of eight apartment communities, two commercial properties, and six land parcels during the year ended December 31, 2014. The decrease in distributions from real estate joint ventures primarily resulted from the receipt of funds from the sale of two joint venture properties during the year ended December 31, 2014. No joint venture properties were sold during 2015. The decrease in cash inflows from the funding of escrow for future acquisitions resulted from the funding of two 1031(b) transactions during the year ended December 31, 2015 compared to the funding of three 1031(b) transactions and the return of escrow related to two 1031(b) transactions during the year ended December 31, 2014. The decrease in cash outflows for development resulted from the timing of development spending for two projects commencing during the year ended December 31, 2015.

Financing Activities

Net cash used in financing activities increased to $316.6 million for the year ended December 31, 2015 from $244.3 million for the year ended December 31, 2014. The primary drivers of this change are as follows:

	Primary drivers of cash (outflow)/inflow during the year ended December 31,			Percentage (Decrease)/Increase in Net Cash
	2015	2014	(Decrease)/Increase in Net Cash
Net change in credit lines	$(180,900)	$(157,184)	$(23,716)	(15.1)%
Principal payments on notes payable	$(279,077)	$(260,347)	$(18,730)	(7.2)%
Exercise of stock options	$420	$12,245	$(11,825)	(96.6)%
Dividends paid on common shares	$(232,079)	$(219,158)	$(12,921)	(5.9)%

The increase in cash outflows from the net change in credit lines from 2014 to 2015 was due to the timing of borrowings and repayments on our various lines of credit. The increase in cash outflows from principal payments on notes payable is primarily due to the fact that during 2015 we paid off the principal balance due on unsecured public bond notes payable originally issued by Colonial that matured during the year. The decrease in cash inflows from the exercise of stock options resulted from the exercise of approximately 7,000 stock options during the year ended December 31, 2015 compared to the exercise of approximately 270,000 stock options during the year ended December 31, 2014. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.77 per share during the year ended December 31, 2015 from $0.73 per share during the year ended December 31, 2014.

Equity

As of December 31, 2015, MAA owned 75,408,571 OP Units, comprising a 94.8% limited partnership interest in the Operating Partnership, while the remaining 4,162,996 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered under the Securities Act of 1933, as amended, the 4,162,996 shares of our common stock, which as of December 31, 2015, were issuable upon redemption of OP Units held by the Operating Partnership's limited partners so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of the Operating Partnership, we will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If MAA issues shares of common stock upon the redemption of OP Units in the Operating Partnership, sales of substantial amounts of such shares of common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for MAA common stock or may impair MAA's ability to raise capital through the sale of common stock or other equity securities.

In connection with the Merger, we issued approximately 31.9 million shares of MAA common stock and approximately 2.6 million OP Units on October 1, 2013.

For more information regarding our equity capital resources, see Note 10 and Note 11 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt

The following schedule outlines our fixed and variable rate debt, including the impact of interest rate swaps and caps, outstanding as of December 31, 2015 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,062,862	3.4	4.0%
Conventional - Variable Rate - Capped (1)	125,000	1.1	0.8%
Total Fixed or Hedged Rate Maturity	$1,187,862	3.2	3.6%
Conventional - Variable Rate	$65,000	0.1	0.8%
Fair Market Value Adjustments and Debt Issuance Costs	33,374	3.2
Total Secured Rate Maturity	$1,286,236	3.0	3.4%
UNSECURED DEBT
Fixed Rate or Swapped	$2,085,246	6.1	3.9%
Variable Rate	75,000	—	1.2%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(18,914)	9.5
Total Unsecured Rate Maturity	$2,141,332	5.9	3.8%
TOTAL DEBT	$3,427,568	4.8	3.7%
TOTAL FIXED OR HEDGED DEBT	$3,287,568	5.0	3.8%

(1)	The effective rate represents the average rate on the underlying variable debt until LIBOR reaches the cap rates, which average 4.6%

As of December 31, 2015, we had entered into interest rate swaps totaling a notional amount of $550.0 million. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $125.0 million as of December 31, 2015.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2015 (in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	Key Bank Unsecured	Other Secured	Other Unsecured	Total
2016	$80,000	$—	$33,921	$77,000	$190,921
2017	80,000	—	61,005	17,959	158,964
2018	80,000	—	91,667	300,829	472,496
2019	—	—	549,273	19,932	569,205
2020	—	75,000	170,452	149,730	395,182
Thereafter	—	—	139,918	1,500,882	1,640,800
Total	$240,000	$75,000	$1,046,236	$2,066,332	$3,427,568

The following schedule details the line limits, collateralized availability and the outstanding balances, net of fair market value adjustments, debt issuance costs and discounts, of our various borrowings as of December 31, 2015 (dollars in thousands):

	Line Limit	Amount Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$240,000	$240,000	$240,000	1.6
Other Secured Borrowings	1,046,236	1,046,236	1,046,236	3.5
Unsecured Credit Facility	750,000	746,722	75,000	4.3
Other Unsecured Borrowings	2,066,332	2,066,332	2,066,332	6.1
Total Debt	$4,102,568	$4,099,290	$3,427,568	5.0

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of December 31, 2015 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged
2016	$110,921	$—	$110,921	5.9%	$75,000	$185,921
2017	128,963	298,949	427,912	3.0%	25,000	452,912
2018	141,540	250,956	392,496	3.6%	25,000	417,496
2019	569,206	—	569,206	5.7%	—	569,206
2020	170,452	—	170,452	4.8%	—	170,452
Thereafter	1,491,581	—	1,491,581	4.3%	—	1,491,581
Total	$2,612,663	$549,905	$3,162,568	4.4%	$125,000	$3,287,568

Unsecured Credit Facility

On October 15, 2015, our Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with KeyBank National Association and fourteen other banks. This credit facility replaced our Operating Partnership's previous unsecured credit facility with KeyBank. Interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. As of December 31, 2015, we had $75.0 million borrowed under this facility. This facility serves as our primary source of short-term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three unsecured term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at December 31, 2015.

The $250.0 million Wells Fargo term loan bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of December 31, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million U.S. Bank term loan bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2020. As of December 31, 2015, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with Key Bank bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of December 31, 2015, this loan was bearing interest at a rate of LIBOR plus 1.10%.

Senior Unsecured Notes

We have also issued public and private unsecured notes.  As of December 31, 2015, we have approximately $1.2 billion of publicly issued bonds and $310 million of private placement notes.  In October 2013 we issued $350.0 million senior notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15.   In June 2014 we issued $400.0 million senior notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15.  In November 2015 we issued $400.0 million senior notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15.  We also assumed approximately $75.3 million in senior notes as part of the Colonial merger.  As of December 31, 2015 all of these amounts remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which is outstanding at December 31, 2015.

On August 31, 2012, we issued $175 million of senior unsecured notes. The notes were offered in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30, 2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024, all of which is outstanding at December 31, 2015.

Secured Credit Facilities

We rely on the efficient operation of the financial markets to refinance debt maturities, and on rate renewals for Fannie Mae. Fannie Mae provided credit enhancement for approximately $240.0 million of our outstanding debt through our Fannie Mae Facilities, as defined below, as of December 31, 2015.

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

Approximately 7.0% of our outstanding obligations at December 31, 2015 were borrowed through a credit facility credit enhanced by Fannie Mae, which we also refer to as the Fannie Mae Facility. The Fannie Mae Facility has line limit of $240.0 million, of which $240.0 million was collateralized, available to borrow, and borrowed, at December 31, 2015. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2016 through 2018. The Fannie Mae Facility provides for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month London Interbank Offered Rate, or LIBOR, less a spread that has averaged 0.17%

over the life of the Fannie Mae Facility, plus a credit enhancement fee of 0.62%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from 5 to 10 years in maturity. As of December 31, 2015, we have $1.0 billion of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

Contractual Obligations

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of December 31, 2015 (dollars in thousands):

Contractual Obligations (1)	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt Obligations (2)	$197,066	$165,075	$472,947	$546,804	$383,278	$1,647,938	$3,413,108
Fixed Rate or Swapped Interest (3)	99,410	88,599	79,353	70,597	64,601	193,146	595,706
Purchase Obligations (4)	1,125	—	—	—	—	—	1,125
Operating Lease Obligations	422	171	32	5	4	—	634
Total	$298,023	$253,845	$552,332	$617,406	$447,883	$1,841,084	$4,010,573

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments gross of discounts, debt issuance costs and fair market value of debt assumed.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At December 31, 2015, and 2014, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of December 31, 2015, we had a 25.0% ownership interest in the McKinney joint venture, which consists of undeveloped land.

As of December 31, 2015, we had a 33.3% ownership interest in the Land Title Building joint venture, which consists of 29,971 square feet of commercial space.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method for the joint ventures in which we do not have a controlling interest.

INSURANCE

We renegotiated our primary insurance programs effective July 1, 2015. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

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
Accounting Standards Update (ASU) 2015-03 and ASU 2015-15, Interest -Imputation of Interest
ASU 2015-03, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
This ASU is effective for annual periods ending after December 15, 2015; however, early adoption is permitted.
We adopted this ASU on December 31, 2015. The adoption of this ASU resulted in the reclassification of $13.3 million and $11.8 million of unamortized debt issuance costs related to the company’s secured property mortgages, senior unsecured notes, and unsecured term loans from Deferred financing costs, net to a reduction in Unsecured and Secured notes payable within its consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial condition and results of operations taken as a whole and plan on completing this assessment in the fourth quarter of 2016, but we do not expect the impact to be material. We have not yet determined which method will be used for initial application.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At December 31, 2015, 32.2% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our credit facilities, or tranches thereof, mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At December 31, 2015, approximately 95.9% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

	2016	2017	2018	2019	2020	Total Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate	$127,716	$93,105	$200,060	$546,768	$155,988	$1,489,026	$2,612,663	$2,646,088
Average interest rate	4.78%	4.07%	4.14%	3.72%	4.42%	4.19%	4.13%
Variable Rate (1)	$80,097	$80,221	$280,033	$(250)	$224,829	$149,975	$814,905	$817,650
Average interest rate	1.97%	0.82%	1.33%	1.35%	0.92%	1.33%	1.23%
Interest Rate Swaps
Variable to Fixed	$—	$300,000	$250,000	$—	$—	$—	$550,000	$(10,358)
Average Pay Rate	—%	1.08%	2.55%	—%	—%	—%	1.75%
Interest Rate Cap
Variable to Fixed	$75,000	$25,000	$25,000	$—	$—	$—	$125,000	$6
Average Pay Rate	4.67%	4.50%	4.50%	—%	—%	—%	4.60%

(1) Excluding the effect of interest rate swap and cap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth on pages F-1 to F-61 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Mid-America Apartment Communities, Inc.

(a)  Evaluation of Disclosure Controls and Procedures:

MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of December 31, 2015 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting:

MAA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of MAA’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on its evaluation under the framework in Internal Control - Integrated Framework, MAA’s management concluded that MAA’s internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on MAA’s internal control over financial reporting, which is included herein.

(c)   Changes in Internal Control over Financial Reporting:

There was no change to MAA’s internal control over financial reporting identified in connection with the evaluation by MAA’s management referred to above that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a)  Evaluation of Disclosure Controls and Procedures:

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of December 31, 2015 pursuant to Exchange Act Rule  15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting:

Management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) under the Exchange Act. Management of the Operating Partnership, with the participation the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on its evaluation under the framework in Internal Control - Integrated Framework, management of the Operating Partnership concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2015.

(c)   Changes in Internal Control over Financial Reporting:

There was no change to the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation by the Operating Partnership’s management referred to above that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in MAA's 2016 Proxy Statement in the sections entitled “Information About The Board of Directors and Its Committees”, “Proposal 1 - Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which can be found on our website at http://www.maac.com, on the For Investors page under Governance Documents. We will provide a copy of this document to any person, without charge, upon request, by writing to the Legal Department at MAA, 6584 Poplar Avenue, Memphis, TN 38138. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address and the locations specified above. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained in MAA's 2016 Proxy Statement in the sections entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in MAA's 2016 Proxy Statement in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in MAA's 2016 Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Information About The Board of Directors and Its Committees” is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in MAA's 2016 Proxy Statement in the section entitled “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Management’s Report on Internal Control Over Financial Reporting	F – 1
	Reports of Independent Registered Public Accounting Firm	F – 2

Financial Statements of Mid-America Apartment Communities, Inc.:
	Consolidated Balance Sheets as of December 31, 2015, and 2014	F – 5
	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013	F – 6
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	F – 7
	Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013	F – 8
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	F – 9

Financial Statements of Mid-America Apartments, L.P.:
	Consolidated Balance Sheets as of December 31, 2015, and 2014	F-10
	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013	F-11
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	F-12
	Consolidated Statements of Changes in Capital for the years ended December 31, 2015, 2014, and 2013	F-13
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	F-14

	Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014, and 2013	F-15

2.	Financial Statement Schedule required to be filed by Item 8 and Paragraph (b) of this Item 15:
	Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2015	F – 51

3.	The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit Number	Exhibit Description
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

3.14	Composite Certificate of Limited Partnership of Mid-America Apartments, L.P.
3.15
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

4.3
First Supplemental Indenture, dated as of October 16, 2013, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 4.300% Senior Notes due 2023 (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference).

4.4
Indenture governing 6.05% Senior Notes due 2016, dated December 13, 2013, by and among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank National Association, including the form of 6.05% Senior Notes due 2016 (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.5
Registration Rights Agreement related to the 6.05% Senior Notes due 2016, dated December 13, 2013, between Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.6	Form of 6.05% Senior Note due 2016 (Included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013 and incorporated herein by reference).

4.7
Second Supplemental Indenture, dated as of June 13, 2014, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank national Association, including the form of 3.7500% Senior Notes due 2024 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference.

4.8
Third Supplemental Indenture, dated as of November 9, 2015, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and U.S. Bank national Association, including the form of 4.000% Senior Notes due 2025 (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 9, 205 and incorporated herein by reference.

10.1
Note Purchase Agreement, dated as of July 29, 2011, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011 and incorporated herein by reference)

10.2
Note Purchase Agreement, dated as of August 31, 2012, among Mid-America Apartments, L.P., Mid-America Apartment Communities, Inc. and the purchasers of the notes party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2012 and incorporated herein by reference).

10.3
Distribution Agreement, dated December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and J.P. Morgan Securities LLC (Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.4
Distribution Agreement, dated December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and BMO Capital Markets Corp. (Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.5
Distribution Agreement, dated December 9, 2015, by and among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P. and KeyBanc Capital Markets Inc. (Filed as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on December 9, 2015 and incorporated herein by reference).

10.6†
Employment Agreement between the Registrant and H. Eric Bolton, Jr. dated March 24, 2015 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2015 and incorporated herein by reference).

10.7†	Non-Qualified Deferred Compensation Plan for Outside Company Directors as Amended Effective November 20, 2010.
10.8†
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement on form DEF 14A filed on April 16, 2014 and incorporated herein by reference).

10.9†
Non-Qualified Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.10†
Form of Restricted Stock Award Agreement under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015 and incorporated herein by reference).

10.11†
Incentive Stock Option Agreement for Company Employees under the Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

10.12	MAA Non-Qualified Deferred Executive Compensation Retirement Plan Amended and Restated Effective January 1, 2016.
10.13†	Form of Change in Control and Termination Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2014 and incorporated herein by reference).
10.14
Amended and Restated Mid-America Apartment Communities, Inc. 2013 Stock Incentive Plan (Filed as Appendix B to the Registrant’s Definitive Proxy Statement on form DEF 14A filed on April 16, 2014 and incorporated herein by reference).

11	Statement re: computation of per share earnings (included within this Annual Report on Form 10-K).
12.1	Statement re: computation of fixed charge coverage ratio for MAA
12.2	Statement re: computation of fixed charge coverage ratio for MAALP
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAA
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP for MAALP
31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	MAA LP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	MAA LP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	MAA LP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	MAA LP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartment Communities, Inc.’s and MAA LP's Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on February 25, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (Unaudited).

† Management contract or compensatory plan or arrangement.
* This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of MAA or MAALP, whether made before or after the date hereof, regardless of any general incorporation language in such filings.

(b)	Exhibits:
See Item 15(a)(3) above.

(c)	Financial Statement Schedule:
See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	February 25, 2016	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2016	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2016	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 25, 2016	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 25, 2016	/s/ Ralph Horn
Ralph Horn Director

Date:	February 25, 2016	/s/ James K. Lowder
James K. Lowder Director

Date:	February 25, 2016	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 25, 2016	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 25, 2016	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 25, 2016	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 25, 2016	/s/ William B. Sansom
William B. Sansom Director

Date:	February 25, 2016	/s/ Gary Shorb
Gary Shorb Director

Date:	February 25, 2016	/s/ John W. Spiegel
John W. Spiegel Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
a Tennessee Limited Partnership
By: Mid-America Apartment Communities, Inc., its general partner

Date:	February 25, 2016	/s/ H. Eric Bolton, Jr.
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

Date:	February 25, 2016	/s/ H. Eric Bolton, Jr.
H. Eric Bolton, Jr. Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2016	/s/ Albert M. Campbell, III
Albert M. Campbell, III Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	February 25, 2016	/s/ Alan B. Graf, Jr.
Alan B. Graf, Jr. Director

Date:	February 25, 2016	/s/ Ralph Horn
Ralph Horn Director

Date:	February 25, 2016	/s/ James K. Lowder
James K. Lowder Director

Date:	February 25, 2016	/s/ Thomas H. Lowder
Thomas H. Lowder Director

Date:	February 25, 2016	/s/ Claude B. Nielsen
Claude B. Nielsen Director

Date:	February 25, 2016	/s/ Philip W. Norwood
Philip W. Norwood Director

Date:	February 25, 2016	/s/ W. Reid Sanders
W. Reid Sanders Director

Date:	February 25, 2016	/s/ William B. Sansom
William B. Sansom Director

Date:	February 25, 2016	/s/ Gary Shorb
Gary Shorb Director

Date:	February 25, 2016	/s/ John W. Spiegel
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

Management conducted an assessment of MAA’s internal control over financial reporting as of December 31, 2015 using the framework specified in Internal Control - Integrated Framework (2013 framework), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that MAA’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of MAA’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented herein.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited the accompanying consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartment Communities, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 25, 2016

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Partners
Mid-America Apartments, L.P.

We have audited the accompanying consolidated balance sheets of Mid-America Apartments, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-America Apartments, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 25, 2016

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Mid-America Apartment Communities, Inc.

We have audited Mid-America Apartment Communities, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Mid-America Apartment Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mid-America Apartment Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mid-America Apartment Communities, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015, of Mid-America Apartment Communities, Inc. and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
February 25, 2016

Mid-America Apartment Communities, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$926,532	$913,408
Buildings and improvements	6,939,288	6,781,210
Furniture, fixtures and equipment	228,157	214,742
Development and capital improvements in progress	44,355	80,772
	8,138,332	7,990,132
Less accumulated depreciation	(1,482,368)	(1,358,400)
	6,655,964	6,631,732

Undeveloped land	51,779	55,997
Corporate properties, net	8,812	7,988
Investments in real estate joint ventures	1,811	1,791
Real estate assets, net	6,718,366	6,697,508

Cash and cash equivalents	37,559	26,653
Restricted cash	26,082	28,181
Deferred financing costs, net	5,232	5,996
Other assets	58,935	61,119
Goodwill	1,607	2,321
Total assets	$6,847,781	$6,821,778

Liabilities and equity:
Liabilities:
Secured notes payable	$1,286,236	$1,589,641
Unsecured notes payable	2,141,332	1,923,058
Accounts payable	5,922	8,395
Fair market value of interest rate swaps	10,358	13,392
Accrued expenses and other liabilities	226,237	219,044
Security deposits	11,623	10,526
Total liabilities	3,681,708	3,764,056

Redeemable stock	8,250	5,911

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,408,571 and 75,267,675 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively (1)	753	752
Additional paid-in capital	3,627,074	3,619,270
Accumulated distributions in excess of net income	(634,141)	(729,086)
Accumulated other comprehensive loss	(1,589)	(412)
Total MAA shareholders' equity	2,992,097	2,890,524
Noncontrolling interest	165,726	161,287
Total equity	3,157,823	3,051,811
Total liabilities and equity	$6,847,781	$6,821,778

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the consolidated balance sheet. The number of shares classified as redeemable stock on the consolidated balance sheet for December 31, 2015 and December 31, 2014 are 90,844 and 87,818, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	2015	2014	2013
Operating revenues:
Rental revenues	$952,196	$902,177	$580,963
Other property revenues	90,583	90,001	53,880
Total property revenues	1,042,779	992,178	634,843
Management fee income	—	154	647
Total operating revenues	1,042,779	992,332	635,490
Property operating expenses:
Personnel	103,000	101,591	68,299
Building repairs and maintenance	30,524	30,715	20,308
Real estate taxes and insurance	129,618	123,419	76,922
Utilities	89,769	89,150	51,737
Landscaping	19,458	20,113	13,318
Other operating	28,276	28,360	23,049
Depreciation and amortization	294,520	301,812	186,979
Total property operating expenses	695,165	695,160	440,612
Acquisition expense	2,777	2,388	1,393
Property management expenses	30,990	32,095	23,083
General and administrative expenses	25,716	20,909	15,569
Merger related expenses	—	3,152	32,403
Integration related expenses	—	8,395	5,102
Income from continuing operations before non-operating items	288,131	230,233	117,328
Interest and other non-property (expense) income	(368)	770	466
Interest expense	(122,344)	(123,953)	(78,978)
Loss on debt extinguishment	(3,602)	(2,586)	(426)
Net casualty gain (loss) after insurance and other settlement proceeds	473	(476)	(143)
Gain on sale of depreciable real estate assets excluded from discontinued operations	189,958	42,649	—
Gain on sale of non-depreciable real estate assets	172	350	—
Income before income tax expense	352,420	146,987	38,247
Income tax expense	(1,673)	(2,050)	(893)
Income from continuing operations before joint venture activity	350,747	144,937	37,354
(Loss) gain from real estate joint ventures	(2)	6,009	338
Income from continuing operations	350,745	150,946	37,692
Discontinued operations:
(Loss) income from discontinued operations before gain on sale	—	(63)	4,650
Net casualty gain after insurance and other settlement proceeds on discontinued operations	—	—	93
Gain on sale of discontinued operations	—	5,394	76,844
Consolidated net income	350,745	156,277	119,279
Net income attributable to noncontrolling interests	18,458	8,297	3,998
Net income available for MAA common shareholders	$332,287	$147,980	$115,281

Earnings per common share - basic:
Income from continuing operations available for common shareholders	$4.41	$1.90	$0.72
Discontinued property operations	—	0.07	1.55
Net income available for common shareholders	$4.41	$1.97	$2.27

Earnings per common share - diluted:
Income from continuing operations available for common shareholders	$4.41	$1.90	$0.71
Discontinued property operations	—	0.07	1.54
Net income available for common shareholders	$4.41	$1.97	$2.25
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Consolidated net income	$350,745	$156,277	$119,279
Other Comprehensive Income:
Unrealized (loss) gain from the effective portion of derivative instruments	(8,306)	(12,335)	10,684
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	7,064	11,785	16,370
Total Comprehensive Income	349,503	155,727	146,333
Less: comprehensive income attributable to noncontrolling interests	(18,393)	(8,267)	(4,890)
Comprehensive income attributable to MAA	$331,110	$147,460	$141,443

See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc.
Consolidated Statements of Equity
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share and per unit data)

	Mid-America Apartment Communities, Inc. Shareholders
			Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Common Stock					Noncontrolling Interest	Total Equity	Redeemable Stock
	Shares	Amount
EQUITY BALANCE DECEMBER 31, 2012	42,243	$422	$1,542,999	$(603,315)	$(26,054)	$31,058	$945,110	$4,713
Comprehensive income:
Net income				115,281		3,998	119,279
Other comprehensive income - derivative instruments (cash flow hedges)					26,162	892	27,054
Issuance and registration of common shares	32,325	325	2,026,913			161,069	2,188,307	692
Shares repurchased and retired	(10)	—	(702)				(702)
Exercise of stock options	111	—	6,212				6,212
Shares issued in exchange for units	79	—	2,519			(2,519)	—
Redeemable stock fair market value				355			355	(355)
Adjustment for Noncontrolling Interest Correction			—	—		—	—
Adjustment for Noncontrolling Interest Ownership in operating partnership			19,340			(19,340)	—
Amortization of unearned compensation			2,268				2,268
Dividends on common stock ($2.8150 per share)				(165,914)			(165,914)
Dividends on noncontrolling interest units ($2.8150 per unit)						(8,432)	(8,432)
EQUITY BALANCE DECEMBER 31, 2013	74,748	$747	$3,599,549	$(653,593)	$108	$166,726	$3,113,537	$5,050
Comprehensive income:
Net income				147,980		8,297	156,277
Other comprehensive income - derivative instruments (cash flow hedges)					(520)	(30)	(550)
Issuance and registration of common shares	138	2	1,040				1,042	874
Shares repurchased and retired	(12)	—	(465)				(465)
Exercise of stock options	270	3	12,242				12,245
Shares issued in exchange for units	36	—	1,419			(1,419)	—
Shares issued in exchange for redeemable stock			998				998	(998)
Redeemable stock fair market value				(985)			(985)	985
Adjustment for Noncontrolling Interest Ownership in operating partnership			(144)			144	—
Amortization of unearned compensation			4,631				4,631
Dividends on common stock ($2.9600 per share)				(222,488)			(222,488)
Dividends on noncontrolling interest units ($2.9600 per unit)						(12,431)	(12,431)
EQUITY BALANCE DECEMBER 31, 2014	75,180	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811	$5,911
Comprehensive income:
Net income				332,287		18,458	350,745
Other comprehensive income - derivative instruments (cash flow hedges)					(1,177)	(65)	(1,242)
Issuance and registration of common shares	116	1	621			—	622	924
Shares repurchased and retired	(13)	—	(958)				(958)
Exercise of stock options	7	—	420				420
Shares issued in exchange for units	28	—	1,121			(1,121)	—
Shares issued in exchange for redeemable stock			—				—
Redeemable stock fair market value				(1,415)			(1,415)	1,415
Adjustment for Noncontrolling Interest Ownership in operating partnership			(252)			252	—
Amortization of unearned compensation			6,852				6,852
Dividends on common stock ($3.1300 per share)				(235,927)			(235,927)
Dividends on noncontrolling interest units ($3.1300 per unit)						(13,085)	(13,085)
EQUITY BALANCE DECEMBER 31, 2015	75,318	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$3,157,823	$8,250

Mid-America Apartment Communities, Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$350,745	$156,277	$119,279
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(1,083)	(27)	(35)
Depreciation and amortization	294,897	301,744	189,673
Stock compensation expense	6,147	4,226	2,268
Redeemable stock issued	924	874	692
Amortization of debt premium and debt issuance costs	(15,515)	(21,282)	(5,870)
Loss (gain) from investments in real estate joint ventures	6	(3,142)	(338)
Loss on debt extinguishment	2,855	2,586	426
Derivative interest (credit) expense	(2,274)	(3,084)	911
Settlement of forward swaps	(1,908)	(3,625)	9,617
Gain on sale of non-depreciable real estate assets	(172)	(350)	—
Gain on sale of depreciable real estate assets excluded from discontinued operations	(189,958)	(42,649)	—
Gain on sale of discontinued operations	—	(5,394)	(76,844)
Net casualty (gain) loss and other settlement proceeds	(473)	476	50
Changes in assets and liabilities:
Restricted cash	2,091	(8,704)	(11,844)
Other assets	12,475	2,013	59,032
Accounts payable	(2,578)	(3,348)	(48,674)
Accrued expenses and other	6,307	7,543	19,890
Security deposits	1,235	1,244	147
Net cash provided by operating activities	463,721	385,378	258,380
Cash flows from investing activities:
Purchases of real estate and other assets	(328,193)	(309,174)	(139,199)
Normal capital improvements	(88,486)	(90,201)	(53,439)
Construction capital and other improvements	(7,848)	(7,998)	(4,148)
Renovations to existing real estate assets	(30,957)	(21,089)	(11,008)
Development	(38,730)	(70,788)	(53,042)
Distributions from real estate joint ventures	6	15,964	9,768
Contributions to real estate joint ventures	(32)	—	(268)
Proceeds from disposition of real estate assets	358,017	254,638	128,978
Return (funding) of escrow for future acquisitions	8	24,884	(24,884)
Cash acquired in connection with Colonial merger	—	—	63,454
Net cash used in investing activities	(136,215)	(203,764)	(83,788)
Cash flows from financing activities:
Net change in credit lines	(180,900)	(157,184)	(308,000)
Proceeds from notes payable	395,960	396,855	347,759
Principal payments on notes payable	(279,077)	(260,347)	(11,103)
Payment of deferred financing costs	(7,690)	(4,992)	(6,933)
Repurchase of common stock	(958)	(465)	(702)
Proceeds from issuances of common shares	622	1,042	25,680
Exercise of stock options	420	12,245	6,212
Distributions to noncontrolling interests	(12,898)	(12,290)	(6,550)
Dividends paid on common shares	(232,079)	(219,158)	(140,697)
Net cash used in financing activities	(316,600)	(244,294)	(94,334)
Net increase (decrease) in cash and cash equivalents	10,906	(62,680)	80,258
Cash and cash equivalents, beginning of period	26,653	89,333	9,075
Cash and cash equivalents, end of period	$37,559	$26,653	$89,333

Supplemental disclosure of cash flow information:
Interest paid	$140,811	$146,202	$83,628
Income taxes paid	$2,103	$1,596	$803
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$1,121	$1,419	$2,519
Accrued construction in progress	$5,873	$6,626	$10,165
Interest capitalized	$1,655	$1,722	$2,089
Marked-to-market adjustment on derivative instruments	$2,963	$6,159	$26,143
Fair value adjustment on debt assumed	$—	$5,284	$86,671
Loan assumption	$—	$93,049	$707,716
Purchase price for Colonial merger	$—	$—	$2,162,876
 See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except unit data)

	December 31, 2015	December 31, 2014
Assets:
Real estate assets:
Land	$926,532	$913,408
Buildings and improvements	6,939,288	6,781,210
Furniture, fixtures and equipment	228,157	214,742
Development and capital improvements in progress	44,355	80,772
	8,138,332	7,990,132
Less accumulated depreciation	(1,482,368)	(1,358,400)
	6,655,964	6,631,732

Undeveloped land	51,779	55,997
Corporate properties, net	8,812	7,988
Investments in real estate joint ventures	1,811	1,791
Real estate assets, net	6,718,366	6,697,508

Cash and cash equivalents	37,559	26,653
Restricted cash	26,082	28,181
Deferred financing costs, net	5,232	5,996
Other assets	58,935	61,119
Goodwill	1,607	2,321
Total assets	$6,847,781	$6,821,778

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,286,236	$1,589,641
Unsecured notes payable	2,141,332	1,923,058
Accounts payable	5,922	8,395
Fair market value of interest rate swaps	10,358	13,392
Accrued expenses and other liabilities	226,237	219,044
Security deposits	11,623	10,526
Due to general partner	19	19
Total liabilities	3,681,727	3,764,075

Redeemable units	8,250	5,911

Capital:
General partner: 75,408,571 OP Units outstanding at December 31, 2015 and 75,267,675 OP Units outstanding at December 31, 2014 (1)	2,993,696	2,890,858
Limited partners: 4,162,996 OP Units outstanding at December 31, 2015 and 4,191,152 OP Units outstanding at December 31, 2014 (1)	165,726	161,310
Accumulated other comprehensive loss	(1,618)	(376)
Total capital	3,157,804	3,051,792
Total liabilities and capital	$6,847,781	$6,821,778

(1)
Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at December 31, 2015 and December 31, 2014 are 90,844 and 87,818, respectively.

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Operations
Years ended December 31, 2015, 2014, and 2013
(Dollars in thousands, except per unit data)

	2015	2014	2013
Operating revenues:
Rental revenues	$952,196	$902,177	$580,963
Other property revenues	90,583	90,001	53,880
Total property revenues	1,042,779	992,178	634,843
Management fee income	—	154	647
Total operating revenues	1,042,779	992,332	635,490
Property operating expenses:
Personnel	103,000	101,591	68,299
Building repairs and maintenance	30,524	30,715	20,308
Real estate taxes and insurance	129,618	123,419	76,922
Utilities	89,769	89,150	51,737
Landscaping	19,458	20,113	13,318
Other operating	28,276	28,360	23,049
Depreciation and amortization	294,520	301,812	186,979
Total property operating expenses	695,165	695,160	440,612
Acquisition expense	2,777	2,388	1,393
Property management expenses	30,990	32,095	23,083
General and administrative expenses	25,716	20,909	15,569
Merger related expenses	—	3,152	32,403
Integration related expenses	—	8,395	5,102
Income from continuing operations before non-operating items	288,131	230,233	117,328
Interest and other non-property (expense) income	(368)	770	466
Interest expense	(122,344)	(123,953)	(78,978)
Loss on debt extinguishment	(3,602)	(2,586)	(426)
Net casualty gain (loss) after insurance and other settlement proceeds	473	(476)	(143)
Gain on sale of depreciable real estate assets excluded from discontinued operations	189,958	42,649	—
Gain on sale of non-depreciable real estate assets	172	350	—
Income before income tax expense	352,420	146,987	38,247
Income tax expense	(1,673)	(2,050)	(893)
Income from continuing operations before joint venture activity	350,747	144,937	37,354
(Loss) gain from real estate joint ventures	(2)	6,009	338
Income from continuing operations	350,745	150,946	37,692
Discontinued operations:
(Loss) income from discontinued operations before gain on sale	—	(63)	4,239
Net casualty gain after insurance and other settlement proceeds on discontinued operations	—	—	93
Gain on sale of discontinued operations	—	5,394	65,520
Net income available for Mid-America Apartments, L.P. common unitholders	$350,745	$156,277	$107,544

Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$4.41	$1.90	$0.71
Income from discontinued operations available for common unitholders	—	0.07	1.31
Net income available for common unitholders	$4.41	$1.97	$2.02

Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$4.41	$1.90	$0.71
Income from discontinued operations available for common unitholders	—	0.07	1.31
Net income available for common unitholders	$4.41	$1.97	$2.02

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013
Consolidated net income	$350,745	$156,277	$107,544
Other comprehensive income:
Unrealized (loss) gain from the effective portion of derivative instruments	(8,306)	(12,335)	10,684
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	7,064	11,785	16,370
Comprehensive income attributable to Mid-America Apartments, L.P.	$349,503	$155,727	$134,598

See accompanying notes to consolidated financial statements.

Mid-America Apartments, L.P.
Consolidated Statements of Changes in Capital
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per unit data)

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital	Redeemable Units
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007	$4,713
Net income	3,979	103,565	—	107,544	—
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	27,055	27,055	—
Issuance of units	161,069	2,027,237	—	2,188,306	692
Units repurchased and retired	—	(702)	—	(702)	—
Exercise of unit options	—	6,212	—	6,212	—
General partner units issued in exchange for limited partner units	(2,519)	2,519	—	—	—
Redeemable units fair market value adjustment	—	355	—	355	(355)
Adjustment for limited partners' capital at redemption value	(25,505)	43,324	—	17,819	—
Amortization of unearned compensation	—	2,268	—	2,268	—
Distributions ($2.8150 per unit)	(8,432)	(165,914)	—	(174,346)	—
CAPITAL BALANCE DECEMBER 31, 2013	$166,746	$2,946,598	$174	$3,113,518	$5,050
Net income	8,297	147,980	—	156,277	—
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	(550)	(550)	—
Issuance of units	—	1,042	—	1,042	874
Units repurchased and retired	—	(465)	—	(465)	—
Exercise of unit options	—	12,245	—	12,245	—
General partner units issued in exchange for limited partner units	(1,419)	1,419	—	—	—
Units issued in exchange for redeemable units	—	998	—	998	(998)
Redeemable units fair market value adjustment	—	(985)	—	(985)	985
Adjustment for limited partners' capital at redemption value	117	(117)	—	—	—
Amortization of unearned compensation	—	4,631	—	4,631	—
Distributions ($2.9600 per unit)	(12,431)	(222,488)	—	(234,919)	—
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792	$5,911
Net income	18,458	332,287	—	350,745	—
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	(1,242)	(1,242)	—
Issuance of units	—	622	—	622	924
Units repurchased and retired	—	(958)	—	(958)	—
Exercise of unit options	—	420	—	420	—
General partner units issued in exchange for limited partner units	(1,121)	1,121	—	—	—
Units issued in exchange for redeemable units	—	—	—	—	—
Redeemable units fair market value adjustment	—	(1,415)	—	(1,415)	1,415
Adjustment for limited partners' capital at redemption value	164	(164)	—	—	—
Amortization of unearned compensation	—	6,852	—	6,852	—
Distributions ($3.1300 per unit)	(13,085)	(235,927)	—	(249,012)	—
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$(1,618)	$3,157,804	$8,250

Mid-America Apartments, L.P.
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$350,745	$156,277	$107,544
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(1,083)	(27)	(35)
Depreciation and amortization	294,897	301,744	189,437
Stock compensation expense	6,147	4,226	2,268
Redeemable units issued	924	874	692
Amortization of debt premium and debt issuance costs	(15,515)	(21,282)	(5,870)
Loss (gain) from investments in real estate joint ventures	6	(3,142)	(338)
Loss on debt extinguishment	2,855	2,586	426
Derivative interest (credit) expense	(2,274)	(3,084)	912
Settlement of forward swaps	(1,908)	(3,625)	9,617
Gain on sale of non-depreciable real estate assets	(172)	(350)	—
Gain on sale of depreciable real estate assets excluded from discontinued operations	(189,958)	(42,649)	—
Gain on sale of discontinued operations	—	(5,394)	(65,520)
Net casualty (gain) loss and other settlement proceeds	(473)	476	50
Changes in assets and liabilities:
Restricted cash	2,091	(8,704)	(11,843)
Other assets	12,475	2,013	58,904
Accounts payable	(2,578)	(3,348)	(48,641)
Accrued expenses and other	6,307	7,543	20,135
Security deposits	1,235	1,244	166
Net cash provided by operating activities	463,721	385,378	257,904
Cash flows from investing activities:
Purchases of real estate and other assets	(328,193)	(309,174)	(139,199)
Normal capital improvements	(88,486)	(90,201)	(53,357)
Construction capital and other improvements	(7,848)	(7,998)	(4,148)
Renovations to existing real estate assets	(30,957)	(21,089)	(11,008)
Development	(38,730)	(70,788)	(53,042)
Distributions from real estate joint ventures	6	15,964	9,768
Contributions to real estate joint ventures	(32)	—	(268)
Proceeds from disposition of real estate assets	358,017	254,638	112,293
Return (funding) of escrow for future acquisitions	8	24,884	(24,884)
Cash acquired in connection with Colonial merger	—	—	63,454
Net cash used in investing activities	(136,215)	(203,764)	(100,391)
Cash flows from financing activities:
Advances from general partner	—	—	17,220
Net change in credit lines	(180,900)	(157,184)	(308,000)
Proceeds from notes payable	395,960	396,855	347,759
Principal payments on notes payable	(279,077)	(260,347)	(11,103)
Payment of deferred financing costs	(7,690)	(4,992)	(6,933)
Repurchase of common units	(958)	(465)	(702)
Proceeds from issuances of common units	622	1,042	25,680
Exercise of unit options	420	12,245	6,212
Distributions paid on common units	(244,977)	(231,448)	(147,247)
Net cash used in financing activities	(316,600)	(244,294)	(77,114)
Net increase (decrease) in cash and cash equivalents	10,906	(62,680)	80,399
Cash and cash equivalents, beginning of period	26,653	89,333	8,934
Cash and cash equivalents, end of period	$37,559	$26,653	$89,333

Supplemental disclosure of cash flow information:
Interest paid	$140,811	$146,202	$83,628
Income taxes paid	$2,103	$1,596	$803
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$5,873	$6,626	$10,165
Interest capitalized	$1,655	$1,722	$2,089
Marked-to-market adjustment on derivative instruments	$2,963	$6,159	$26,143
Fair value adjustment on debt assumed	$—	$5,284	$86,671
Loan assumption	$—	$93,049	$707,716
Purchase price for Colonial merger	$—	$—	$2,162,876
See accompanying notes to consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Consolidated Financial Statements
Years ended December 31, 2015, 2014, and 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to “MAA” refers only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA and “shareholders” means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” or "common units" and the holders of the OP Units are referred to as “unitholders”.

As of December 31, 2015, MAA owned 75,408,571 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by our business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness and issuance of OP units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization and Formation of Mid-America Apartment Communities, Inc.

On October 1, 2013, MAA completed a merger with Colonial Properties Trust, or Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of MAALP, merged with and into Colonial

Realty Limited Partnership, or Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the agreement and plan of merger entered into on June 3, 2013 among MAA, our Operating Partnership, OP Merger Sub, Colonial, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. We refer to the parent merger, together with the partnership merger, as the "Merger". Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in MAALP at the 0.36 conversion rate.

The net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, going forward. See further discussion surrounding the Merger in Note 2 (Business Combinations) below.

As of December 31, 2015, we owned and operated 254 apartment communities through the Operating Partnership. As of December 31, 2015, MAA also owned a 25.00% interest in an unconsolidated real estate joint venture consisting of undeveloped land and a 33.30% interest in an unconsolidated real estate joint venture consisting of one commercial property.

As of December 31, 2015, we had five development communities under construction totaling 748 units, with 37 units completed. Total expected costs for the development projects are $116.6 million, of which $42.3 million had been incurred to date. We expect to complete construction on one project by the first quarter of 2016, one project by the third quarter of 2016, two projects by the second quarter of 2017, and one project by the fourth quarter of 2017. Five of our multifamily properties include retail components with approximately 163,000 square feet of gross leasable area. We also have one wholly owned commercial property, which we acquired through the Merger, with approximately 208,000 square feet of gross leasable area, excluding tenant owned anchor stores, and one unconsolidated commercial property with approximately 30,000 square feet of gross leasable area.

Reclassifications

To provide a better presentation of operating expenses, we adjusted the presentation of certain expenses in the specified lines of the Consolidated Statements of Operations. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our 2014 Form 10-K, we reported approximately $1.3 million and $0.8 million in permits and fees and vehicle maintenance costs in the "Other operating" expense line for the twelve months ended December 31, 2014 and December 31, 2013, respectively. These costs have been reclassified to "Building repairs and maintenance" for the twelve months ended December 31, 2014 and December 31, 2013, respectively, presented in the Consolidated Statement of Operations included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or this Form 10-K. In the 2014 Form 10-K, we also reported approximately $33.8 million and $17.6 million in utility costs, primarily for cable TV, trash removal, and telephone costs, in the "Other operating" expense line for the twelve months ended December 31, 2014 and December 31, 2013, respectively. These costs have been reclassified to "Utilities" for the twelve months ended December 31, 2014 and December 31, 2013, respectively, presented in the Consolidated Statement of Operations included in this Form 10-K. These changes have been made in order to provide better insight into how we manage our property operating expenses.

In the 2014 Form 10-K, we reported approximately $36.5 million as "Assets held for sale, excluded from Real estate assets, net", which included $1.3 million of Cash and cash equivalents. These assets no longer qualify as held for sale and have been reclassified to Assets held for use within the applicable line items in the Consolidated Balance Sheet and Consolidated Statements of Cash Flows included in this Form 10-K. See further discussion on the held for sale reclassification in Note 15 (Earnings from Discontinued Operations) below.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The update requires retrospective application and represents a change in accounting principle. We early-adopted ASU 2015-03 as of the end of fiscal year 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $13.3 million and $11.8 million of unamortized debt issuance costs related to our secured property mortgages, senior unsecured notes, and unsecured term loans from "Deferred financing costs, net" to a reduction in "Unsecured notes payable", of $11.7 million and $9.3 million, and "Secured notes payable", of $1.6 million and $2.5 million, within our Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. In the 2014 Form 10-K, we reported approximately $4.5 million and $3.1 million of "Amortization of deferred financing costs" for the years ended December 31, 2014 and 2013, respectively. As a result of the adoption of the debt issuance cost guidance and to improve comparability, we also reclassified these costs to "Interest expense" for the twelve months ended December 31, 2014 and 2013, respectively, presented in the Consolidated Statement of Operations included in this Form 10-K. As a result of this income statement reclassification, $4.5 million and $3.1 million of amortization of deferred financing costs for the years ended December 31, 2014 and 2013, respectively, reported in the "Depreciation and amortization" line of the Consolidated Statements of Cash Flows in the 2014 Form 10-K have been reclassified to "Amortization of debt premium and debt issuance costs" for the twelve months ended December 31, 2014 and 2013, respectively, presented in the Consolidated Statements of Cash Flows in this Form 10-K. Other than these reclassifications, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements. See Note 6 (Borrowings) below for further discussion.

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

Rental Costs

Costs associated with rental activities, including advertising costs, are expensed as incurred. Advertising expenses were approximately $13.5 million, $12.4 million, and $9.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Development Costs

Development projects and the related carrying costs, including interest, property taxes, insurance and allocated direct development salary cost during the construction period, are capitalized and reported in the accompanying Consolidated Balance Sheets as “Development and capital improvements in progress” during the construction period. Interest is capitalized in accordance with accounting standards governing the capitalization of interest. Upon completion and certification for occupancy of individual buildings within a development, amounts representing the completed building's portion of total estimated development costs for the project are transferred to "Land", "Buildings", and "Furniture, fixtures and equipment" as real estate held for investment. Capitalization of interest, property taxes, insurance and allocated direct development salary costs cease upon the transfer. The assets are depreciated over their estimated useful lives. Total interest capitalized during the years ended December 31, 2015, 2014 and 2013 was approximately $1.7 million, $1.7 million, and $2.1 million, respectively. Indirect costs other than interest that we capitalized included capitalized salaries of $0.4 million, $1.7 million, and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, and real estate taxes of $0.2 million, $0.2 million, and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Certain costs associated with the lease-up of development projects, including cost of model units, their furnishings, signs, and “grand openings,” are capitalized and amortized over their respective estimated useful lives. All other costs relating to renting development projects are expensed as incurred.

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

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired in connection with each of its property acquisitions are approximately at market rates since the residential lease terms generally do not extend beyond one year.

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

For residential leases, the fair value of the in-place leases and resident relationships is then amortized over 6 months, the estimated remaining term of the resident leases. For commercial leases, the fair value of in-place leases and resident relationships is amortized over the remaining term of the commercial leases. The amount of lease intangibles included in Other assets totaled $6.1 million, $8.3 million, and $54.0 million as of December 31, 2015, 2014, and 2013, respectively. Accumulated amortization for these leases totaled $2.3 million, $1.8 million, and $21.9 million as of December 31, 2015, 2014 and 2013, respectively. The amortization recorded as depreciation and amortization expense was $5.0 million, $24.5 million, and $23.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated aggregate future amortization expense is approximately $1.4 million, $0.5 million, $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2017, 2018, 2019, and 2020, respectively.

The Company's policy is to expense the costs incurred to acquire properties in the period these costs are incurred. Acquisition costs include appraisal fees, title fees, broker fees, and other legal costs to acquire the property. These costs are recorded in our Consolidated Statement of Operations under the line "Acquisition expenses".

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

Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group or a property classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property’s market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. There has been no impairment of goodwill in the three year period ended December 31, 2015.

Goodwill decreased from $2.3 million at December 31, 2014 to $1.6 million at December 31, 2015 as a result of the disposition of the Post House Jackson, Post House North, and Oaks apartment communities on April 29, 2015. Goodwill decreased from $4.1 million at December 31, 2013 to $2.3 million at December 31, 2014 as a result of the disposition of the Greenbrook apartment community on July 10, 2014.

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

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involves a series of complex judgments about future events. Among the factors that we consider in this assessment, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar matters, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. For matters where we are not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate; (ii) the proceedings are in the early stages; (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties; and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

Undeveloped Land

Undeveloped land includes sites intended for future multifamily developments, sites for future commercial development and sites intended for residential use, which are carried at the lower of cost or fair value in accordance with GAAP and any costs incurred prior to commencement of pre-development activities are expensed as incurred.

Investment in Real Estate Joint Ventures

Our investments in our unconsolidated real estate joint ventures are recorded using the equity method as we are able to exert significant influence, but do not have a controlling interest in any of our joint ventures.

Cash and Cash Equivalents

We consider investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits required to be held separately, escrow deposits held by lenders for property taxes, insurance, debt service, and replacement reserves, and exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, or the Code. Section 1031(b) exchanges are treated as investing activities in the Consolidated Statement of Cash Flows.

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

Other Assets

Other assets consist primarily of deferred rental concessions which are recognized on a straight line basis over the life of the leases, receivables and deposits from residents, the value of derivative contracts and other prepaid expenses including prepaid insurance and prepaid interest. Also included in other assets are the fair market value of in place leases, which totaled $6.1 million and $8.3 million as of December 31, 2015 and 2014, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses consist of accrued dividends payable, accrued real estate taxes, accrued interest payable, other accrued expenses payable, and unearned income. Significant accruals include accrued dividends payable of $65.2 million and $61.2 million at December 31, 2015 and 2014, respectively, accrued real estate taxes of $63.3 million and $56.8 million at December 31, 2015 and 2014, respectively, and accrued interest payable of $17.2 million and $17.8 million, at December 31, 2015 and 2014, respectively.

Self-Insurance

We are self-insured for workers' compensation claims up to $500,000 and for general liability claims up to $100,000. Claims exceeding these amounts are insured by a third party. We accrue for expected liabilities less than $500,000 for workers' compensation based on a third party actuarial estimate of ultimate losses and we also accrue for expected general liability claims less than $100,000 based on a third party actuarial estimate of ultimate losses.

Income Taxes

MAA has elected to be taxed as a REIT under the Code, beginning with the taxable year ended December 31, 1994, and intends to continue to operate in such a manner. The current and continuing qualification as a REIT depends on MAA's ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. As long as MAA qualifies for taxation as a REIT, it will generally not be subject to United States Federal corporate income tax on its taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (at the corporate and shareholder levels) that generally results from an investment in a corporation.

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

The TRS accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this evaluation, at December 31, 2015, net of the valuation allowance, the net deferred tax assets were reduced to zero.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. As of December 31, 2015, we did not have any unrecognized tax benefits, and we do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The income tax expense line item shown in the Statement of Operations represents the Texas-based margin tax for all Texas properties.

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

We measure ineffectiveness using the change in the variable cash flows method or the hypothetical derivative method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings if in an overhedged position. The change in fair value of the interest rate swaps and the intrinsic value or fair value of interest rate caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the Statement of Equity.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps.  The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Note 7 (Derivative and Hedging Activities) and Note 8 (Fair Value Disclosure of Financial Information) for further discussion.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2015-03 and ASU 2015-15, Interest -Imputation of Interest
ASU 2015-03, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
This ASU is effective for annual periods ending after December 15, 2015; however, early adoption is permitted.
We adopted this ASU on December 31, 2015. The adoption of this ASU resulted in the reclassification of $13.3 million and $11.8 million of unamortized debt issuance costs related to the company’s secured property mortgages, senior unsecured notes, and unsecured term loans from Deferred financing costs, net to a reduction in Unsecured and Secured notes payable within its Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

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
We are currently in the process of evaluating the impact of this ASU, but we do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

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

The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial condition and results of operations taken as a whole and plan on completing this assessment in the fourth quarter of 2016, but we do not expect the impact to be material. We have not yet determined which method will be used for initial application.

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

2.     BUSINESS COMBINATIONS

Merger of MAA and Colonial

On October 1, 2013, we completed the Merger with Colonial and Colonial LP. As part of the Merger, we acquired 115 wholly owned apartment communities encompassing 34,370 units principally located in the Southeast and Southwest regions of the United States. In addition to the apartment communities, we also acquired four commercial properties totaling approximately 806,000 square feet. The additions caused us to nearly double in size as a result of the Merger. The consolidated net assets and results of operations of Colonial are included in our consolidated financial statements from the closing date, October 1, 2013, going forward.

The total purchase price of approximately $2.2 billion was determined based on the number of Colonial shares and Colonial LP partnership interests outstanding as of October 1, 2013. In all cases in which MAA’s stock price was a determining factor in arriving at final consideration for the Merger, the stock price used to determine the purchase price was the opening price of MAA’s common stock on October 1, 2013 ($62.56 per share). The total purchase price includes $7.3 million of other consideration, a majority of which relates to assumed stock compensation plans. As a result of the Merger, we issued approximately 31.9 million shares of MAA common stock and approximately 2.6 million OP units.

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

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

We incurred total merger and integration related expenses of $11.5 million and $37.5 million for the years ended December 31, 2014 and 2013, respectively. These amounts were expensed as incurred and are included in the Consolidated Statement of Operations in the items titled "Merger related expenses", primarily consisting of severance, legal, and professional costs, and "Integration related expenses", primarily consisting of temporary systems, staffing, and facilities costs.

The allocation of fair values of the assets acquired and liabilities assumed has not changed from the allocation reported in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015.

3.    EARNINGS PER COMMON SHARE OF MAA

Basic earnings per share is computed by dividing net income available to MAA common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Operating partnership units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the years ended December 31, 2015, 2014, and 2013, MAA's basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

(dollars and shares in thousands, except per share amounts)	Years ended December 31,
	2015		2014		2013
Shares Outstanding
Weighted average common shares - basic	75,176		74,982		50,677
Weighted average partnership units outstanding	—	(1)	—	(1)	2,351
Effect of dilutive securities	—	(2)	—	(2)	88
Weighted average common shares - diluted	75,176		74,982		53,116

Calculation of Earnings per Share - basic
Income from continuing operations	$350,745		$150,946		$37,692
Income from continuing operations attributable to noncontrolling interests	(18,458)		(8,013)		(1,154)
Income from continuing operations allocated to unvested restricted shares	(772)		(278)		(34)
Income from continuing operations available for common shareholders, adjusted	$331,515		$142,655		$36,504

Income from discontinued operations	$—		$5,331		$81,587
Income from discontinued operations attributable to noncontrolling interest	—		(284)		(2,845)
Income from discontinued operations allocated to unvested restricted shares	—		(10)		(73)
Income from discontinued operations available for common shareholders, adjusted	$—		$5,037		$78,669

Weighted average common shares - basic	75,176		74,982		50,677
Earnings per share - basic	$4.41		$1.97		$2.27

Calculation of Earnings per Share - diluted
Income from continuing operations	$350,745		$150,946		$37,692
Income from continuing operations attributable to noncontrolling interests	(18,458)	(1)	(8,013)	(1)	—
Income from continuing operations allocated to unvested restricted shares	(772)	(2)	(278)	(2)	—
Income from continuing operations available for common shareholders, adjusted	$331,515		$142,655		$37,692

Income from discontinued operations	$—		$5,331		$81,587
Income from discontinued operations attributable to noncontrolling interest	—	(1)	(284)	(1)	—
Income from discontinued operations allocated to unvested restricted shares	—	(2)	(10)	(2)	—
Income from discontinued operations available for common shareholders, adjusted	$—		$5,037		$81,587

Weighted average common shares - diluted	75,176		74,982		53,116
Earnings per share - diluted	$4.41		$1.97		$2.25

(1) For both the years ended December 31, 2015 and 2014, 4.2 million OP units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For both the years ended December 31, 2015 and 2014, 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculation as they are not dilutive.

4.    EARNINGS PER OP UNIT OF MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units.

A reconciliation of the numerators and denominators of the basic and diluted earnings per OP unit computations for the years ended December 31, 2015, 2014, and 2013 is presented below:

(dollars and units in thousands, except per unit amounts)	Years ended December 31,
	2015		2014		2013
Units Outstanding
Weighted average common units - basic	79,361		79,188		53,075
Effect of dilutive securities	—	(1)	—	(1)	88
Weighted average common units - diluted	79,361		79,188		53,163

Calculation of Earnings per Unit - basic
Income from continuing operations	$350,745		$150,946		$37,692
Income from continuing operations allocated to unvested restricted shares	(772)		(278)		(33)
Income from continuing operations available for common unitholders, adjusted	$349,973		$150,668		$37,659

Income from discontinued operations	$—		$5,331		$69,852
Income from discontinued operations allocated to unvested restricted shares	—		(10)		(62)
Income from discontinued operations available for common unitholders, adjusted	$—		$5,321		$69,790

Weighted average common units - basic	79,361		79,188		53,075
Earnings per unit - basic:	$4.41		$1.97		$2.02

Calculation of Earnings per Unit - diluted
Income from continuing operations	$350,745		$150,946		$37,692
Income from continuing operations allocated to unvested restricted shares	(772)	(1)	(278)	(1)	—
Income from continuing operations available for common unitholders, adjusted	$349,973		$150,668		$37,692

Income from discontinued operations	$—		$5,331		$69,852
Income from discontinued operations allocated to unvested restricted shares	—	(1)	(10)	(1)	—
Income from discontinued operations available for common unitholders, adjusted	$—		$5,321		$69,852

Weighted average common units - diluted	79,361		79,188		53,163
Earnings per unit - diluted:	$4.41		$1.97		$2.02

(1) For both the years ended December 31, 2015 and 2014, 0.1 million potentially dilutive securities and their related income are not included in the diluted earnings per unit calculations as they are not dilutive.

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

MAA’s stock compensation plans consist of an employee stock purchase plan and a number of incentives provided to attract and retain independent directors, executive officers and key employees. Incentives are currently granted under the 2013 Stock Incentive Plan, as amended, which was originally approved at the September 27, 2013 annual meeting of MAA shareholders. The 2013 Stock Incentive Plan replaced the 2004 Stock Plan which had replaced the 1994 Restricted Stock and Stock Option Plan (collectively, the “Plans”) under which no further awards may be granted as of October 31, 2013. The 1994 Restricted Stock and Stock Option Plan allowed for the grant of restricted stock and stock options up to a total of 2.4 million shares. The 2004 Stock Plan allowed for the grant of restricted stock and stock options up to a total of 500,000 shares. The 2013 Stock Incentive Plan allows for the grant of restricted stock and stock options up to 625,000 shares. MAA believes that such awards better align the interests of its employees with those of its shareholders.

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

Total compensation costs under the Plans were approximately $6.9 million, $5.2 million and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Of these amounts, total compensation costs capitalized under the Plans were approximately $735,000, $431,000, and $17,000 for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the total unrecognized compensation cost related to the Plans was approximately $11.0 million. This cost is expected to be recognized over the remaining weighted average period of 1.2 years. Total cash paid for the settlement of plan shares totaled $1.0 million, $0.6 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Information concerning grants under the Plans is listed below.

Restricted Stock

In general, restricted stock is earned based on either a service condition, performance condition, or market condition, or a combination thereof, and vests ratably over a period from 1 year to 5 years. Service based awards are earned when the employee remains employed over the requisite service period and are valued on the grant date based upon the market price of MAA common stock on the date of grant. Market based awards are earned when MAA reaches a specified stock price or specified return on the stock price (price appreciation plus dividends) and are valued on the grant date using a Monte Carlo simulation. Performance based awards are earned when MAA reaches certain operational goals such as FFO targets and are valued based upon the market price of MAA common stock on the date of grant as well as the probability of reaching the stated targets. MAA remeasures the fair value of the performance based awards each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known. The weighted average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2015, 2014, and 2013, was $68.35, $62.40, and $64.30, respectively.

The following is a summary of the key assumptions used in the valuation calculations for market based awards granted during the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Risk free rate - minimum	0.10%	0.02%	0.07%
Risk free rate - maximum	1.05%	0.80%	0.17%
Dividend yield	3.932%	4.755%	4.269%
Volatility - minimum	15.41%	18.31%	16.40%
Volatility - maximum	16.04%	20.48%	20.92%
Service period	3 years	3 years	4 years

The risk free rate was based on a zero coupon risk-free rate. The minimum risk free rate was based on a period of 0.25 years for the years ended December 31, 2015, 2014, and 2013. The maximum risk free rate was based on a period of 3 years, 3 years, and 1 year for the years ended December 31, 2015, 2014, and 2013, respectively. The dividend yield was based on the closing stock price of MAA stock on the date of grant. Volatility for MAA was obtained by using a blend of both historical and implied volatility calculations. Historical volatility was based on the standard deviation of daily total continuous returns, and implied volatility was based on the trailing month average of daily implied volatilities interpolating between the volatilities implied by stock call option contracts that were closest to the terms shown and closest to the money. The minimum volatility was based on a period of 1 year for the years ended December 31, 2015, 2014, and 2013. The maximum volatility was based on a period of 2 years, 3 years, and 2 years for the years ended December 31, 2015, 2014, and 2013, respectively. The requisite service period is based on the criteria for the separate programs according to the vesting schedule. Turnover is based on the historical experience for the key managers and executive officers, and is used in estimating forfeitures.

A summary of the status of the nonvested restricted shares as of December 31, 2015, and the changes for the year ended December 31, 2015, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	145,049	$63.25
Issued	93,356	72.54
Vested	(49,156)	58.08
Forfeited	(1,308)	65.88
Nonvested at December 31, 2015	187,941	$63.36

The total fair value of shares vesting during the years ended December 31, 2015, 2014, and 2013 was approximately $2.9 million, $2.7 million, and $1.6 million, respectively.

Stock Options

In general, stock options are earned when the employee remains employed over the requisite service period and vest ratably over a period from 0.3 years to 2.3 years. Stock options exercised result in new common shares being issued on the open market by the Company. The fair value of stock option awards is determined using the Black-Scholes valuation model. The weighted average grant date fair value of stock option awards granted during the year ended December 31, 2013 was $11.77 per option. No stock options were granted during the years ended December 31, 2015 and 2014.

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

A summary of the status of the stock options as of December 31, 2015 and the changes for the year ended December 31, 2015 is presented below:

Stock Options	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	74,454	$82.33
Granted	—	—
Exercised	(7,342)	57.23
Expired	(9,000)	76.87
Outstanding at December 31, 2015	58,112	$86.21

All 58,112 options outstanding at December 31, 2015 were exercisable with a weighted average exercise price of $86.21, an intrinsic value of $835,000, and a weighted average remaining term of 1.7 years. The intrinsic value of options exercised during the year ended December 31, 2015 was $0.2 million. Cash received from the exercise of stock options for the years ended December 31, 2015, 2014, and 2013 was $0.4 million, $12.2 million, and $6.2 million, respectively.

6.    BORROWINGS

The weighted average interest rate at December 31, 2015 for the $3.43 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.7% on $3.51 billion of debt outstanding at December 31, 2014. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At December 31, 2015, the Company had $65.0 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional, secured variable rate debt outstanding at an average interest rate of 0.8%, $125.0 million of capped conventional, secured variable rate debt at an average interest rate of 0.8%. The interest rate on all other secured debt, totaling $1.1 billion, was hedged or fixed at an average interest rate of 4.0%. Additionally, the Company had $2.1 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.9% and a $750 million variable rate credit facility with an average interest rate of 1.2% with $75 million borrowed at December 31, 2015.

Unsecured Credit Facility

We also maintain a $750.0 million unsecured credit facility with fourteen banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at 1.23%. This credit line expires in April 2020 with an option to extend for an additional six months. At December 31, 2015, we had $746.7 million available to be borrowed under the Key Bank Line agreement with $75.0 million actually borrowed under this facility. Approximately $3.3 million of the facility is used to support letters of credit. Commitment fees related to this facility totaled $1.1 million for the year ended December 31, 2015.

Unsecured Term Loans

We also maintain three term loans with a syndicate of banks, led by KeyBank, Wells Fargo, and US Bank, respectively. The KeyBank term loan has a balance of $150 million, matures in 2021, and has a variable interest rate of LIBOR plus a spread of 0.90% to 1.75% based on our credit ratings. The Wells Fargo term loan has a balance of $250 million and matures in 2018. The US Bank term loan has a balance of $150 million and matures in 2020. Both the Wells Fargo and US Bank term loans have variable interest rates of LIBOR plus a spread of 0.90% to 1.90% based on our credit ratings.

Senior Unsecured Notes

As of December 31, 2015, we had approximately $1.2 billion of publicly issued bonds and $310.0 million of private placement notes. These senior unsecured notes are longer term in nature and usually mature within five to twelve years.

On November 2, 2015, the Operating Partnership issued $400 million in aggregate principal amount of notes, maturing on November 15, 2025 with an interest rate of 4.00% per annum, or the 2025 Notes. The purchase price paid by the initial purchasers was 98.99% of the principal amount. The 2025 Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest on the 2025 Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2016. The net proceeds from the offering after deducting the original issue discount of approximately $4.0 million and underwriting commissions and expenses of approximately $2.6 million were approximately $393.4 million. The 2025 Notes have been reflected net of discount and debt issuance costs in the Consolidated Balance Sheet. In connection with the bond transaction, we cash settled $200 million in forward interest rate swap agreements, entered earlier in the year to effectively lock the interest rate on the planned transaction, which produced an effective interest rate of 4.17% over the ten year life of the bonds.

The Indentures under which certain public notes were issued, including the 2025 Notes, contain certain covenants that, among other things, limit the ability of MAALP and its subsidiaries to incur secured and unsecured indebtedness if not in pro forma compliance with the following negative covenants: (1) total leverage not to exceed 60% of adjusted total assets; (2) secured leverage not to exceed 40% of adjusted total assets; and (3) a fixed charge coverage ratio of at least 1.50 to 1. In addition, MAALP is required to maintain at all times unencumbered consolidated total assets of not less than 150% of the aggregate principal amount of its outstanding unsecured debt. At December 31, 2015, MAALP was in compliance with each of these financial covenants.

Secured Credit Facility

We maintain a $240.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or Fannie Mae Facility. The Fannie Mae Facility provides for both fixed and variable rate borrowings and have Fannie Mae rate tranches with maturities from 2016 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the FNMA discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facility, plus a fee of 0.62%. Borrowings under the Fannie Mae Facility totaled $240.0 million at December 31, 2015, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $190.0 million under the variable rate portion of the facility at an average rate of 0.8%. The available borrowing capacity at December 31, 2015, was $240.0 million. Commitment fees related to our unused Fannie Mae Facility totaled $0.1 million for the year ended December 31, 2015. The Company has also entered into 5 interest rate caps totaling a notional amount of $125.0 million which are designed to cap a portion of the Fannie Mae Facility. These interest rate caps have maturities between 2016 and 2018 with four set at 4.5% and one set at 5.0%. The Fannie Mae Facility is subject to certain borrowing base calculations that can effectively reduce the amount that may be borrowed.

Secured Property Mortgages

At December 31, 2015, the Company had $1.0 billion of fixed rate conventional property mortgages with an average interest rate of 3.9% and an average maturity in 2019.

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

In addition to these payoffs, we have paid $8.2 million associated with property mortgage principal amortizations for the year ended December 31, 2015.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$240.0 million of the Fannie Mae Facility, of which $240.0 million has been borrowed as of December 31, 2015; and

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of December 31, 2015.

Total Outstanding Debt

The following table summarizes the Company’s indebtedness at December 31, 2015, (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$1,012,862	3.9%	7/12/2019
Fannie Mae conventional credit facilities	50,000	4.7%	3/31/2017
Total fixed rate secured debt	1,062,862	3.9%	6/2/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facilities	190,000	0.8%	8/26/2017
Total variable rate secured debt	190,000	0.8%	8/26/2017

Fair market value adjustments and debt issuance costs	33,374		3/13/2019
Total Secured Debt	$1,286,236	3.5%	2/25/2019

Unsecured Debt
Variable rate credit facility	75,000	1.2%	4/15/2020
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate bonds	1,535,246	4.2%	9/16/2023
Fair market value adjustments, debt issuance costs and discounts	(18,914)		7/2/2025
Total Unsecured Debt	$2,141,332	3.8%	1/26/2022

Total Outstanding Debt	$3,427,568	3.7%	12/22/2020

(1) Includes capped balances

The following table summarizes interest rate ranges, maturity and balance of our indebtedness, net of fair market value adjustments, debt issuance costs and discounts, at December 31, 2015 and the balance of our indebtedness, net of fair market value adjustments, debt issuance costs and discounts, at December 31, 2014 (dollars in millions):

	At December 31, 2015
	Actual Interest Rates	Current Average Interest Rate	Maturity	Balance	Balance at December 31, 2014
Fixed Rate:
Secured	1.77 - 6.21%	3.97%	2016-2025	$1,062.9	$1,129.5
Unsecured	3.15 - 6.05%	4.21%	2016-2025	1,535.2	1,320.2
Interest rate swaps	2.45 - 6.63%	4.19%	2017-2018	550.0	625.0
				$3,148.1	$3,074.7
Variable Rate: (1)
Secured	0.80%	0.82%	2017	65.0	83.5
Secured interest rate caps	0.80%	0.82%	2017	125.0	255.4
Unsecured	1.23%	1.23%	2020	75.0	59.0
				$265.0	$397.9

Fair market value adjustments, debt issuance costs and discounts				$14.5	$40.1
				$3,427.6	$3,512.7

(1) Amounts are adjusted to reflect interest rate swap and cap agreements in effect at December 31, 2015, and 2014, respectively, which results in the Company paying fixed interest payments over the terms of the interest rate swaps and on changes in interest rates above the strike rate of the cap. Rates and maturities for capped balances are for the underlying debt, unless the strike rate has been reached.

The following table includes scheduled principal repayments on the borrowings at December 31, 2015, as well as the amortization of the fair market value of debt assumed along with debt discounts and issuance costs (dollars in thousands):

Year	Amortization	Maturities	Total
2016	$18,989	$188,824	$207,813
2017	17,157	156,170	173,327
2018	14,663	465,429	480,092
2019	7,044	539,474	546,518
2020	3,361	377,456	380,817
Thereafter	(1,004)	1,640,005	1,639,001
	$60,210	$3,367,358	$3,427,568

7.    DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to the our borrowings, the value of which are determined by changing interest rates, related cash flows and other factors.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2015, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the years ended December 31, 2015, 2014 and 2013, we recorded ineffectiveness of $100,000 (increase to interest expense), $157,000 (increase to interest expense) and $37,000 (decrease to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to Interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $3.1 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of December 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	5	$125,000,000
Interest Rate Swaps	7	$550,000,000

The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2015 included $6,000 of asset derivatives reported in Other assets and $10,358,000 of liability derivatives reported in the Fair market value of interest rate swaps in the Consolidated Balance Sheet. The fair value of our interest rate derivatives designated as hedging instruments at December 31, 2014 included $72,000 of asset derivatives reported in Other Assets and $13,392,000 of liability derivatives reported in Fair market value of interest rate swaps in the Consolidated Balance Sheet. As of December 31, 2014, we also reported a fair value of $6,000 in interest rate derivatives recorded in Other assets related to derivatives not designated as hedging instruments.

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The tables below present the effect of our derivative financial instruments on the Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013, respectively (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Years ended December 31,	2015	2014	2013		2015	2014	2013		2015	2014	2013
Interest rate contracts	$(8,306)	$(12,335)	$10,684	Interest expense	$(7,064)	$(11,785)	$(16,370)	Interest expense	$(100)	$(157)	$37

Total derivatives in cash flow hedging relationships	$(8,306)	$(12,335)	$10,684		$(7,064)	$(11,785)	$(16,370)		$(100)	$(157)	$37

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
For the year ended December 31,		2015	2014	2013

Interest rate products	Interest income/(expense)	$(3)	$(146)	$(16)

Total		$(3)	$(146)	$(16)

Credit-risk-related Contingent Features

As of December 31, 2015, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $11.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $10.4 million at December 31, 2015.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2015, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $11.2 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the consolidated Balance Sheet.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $6,000 and $78,000 as of December 31, 2015 and 2014, respectively, in addition to gross recorded derivative liabilities of $10,358,000 and $13,392,000 as of December 31, 2015 and 2014, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the years ended December 31, 2015, 2014, and 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
For the year ended December 31,		2015	2014	2013
Beginning balance		$(412)	$108	$(26,054)
Other comprehensive (loss) income before reclassifications		(8,306)	(12,335)	10,684
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest (income)/expense	7,064	11,785	16,370
Net current-period other comprehensive loss (income) attributable to noncontrolling interest		65	30	(892)
Net current-period other comprehensive (loss) income attributable to MAA		(1,177)	(520)	26,162
Ending balance		$(1,589)	$(412)	$108

See also discussions in Note 8 (Fair Value Disclosure of Financial Instruments) below.

8.    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

We apply FASB ASC, 820 Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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
Fixed rate notes payable at December 31, 2015 and December 31, 2014, totaled $2.61 billion and $2.50 billion, respectively, and had estimated fair values of $2.71 billion and $2.54 billion (excluding prepayment penalties), respectively, as of December 31, 2015 and December 31, 2014. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at December 31, 2015 and December 31, 2014, totaled $0.82 billion and $1.02 billion, respectively, and had estimated fair values of $0.82 billion and $0.97 billion (excluding prepayment penalties), respectively, based upon observable interest rates available for the issuance of debt with similar terms and remaining maturities as of

December 31, 2015 and December 31, 2014. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of December 31, 2015 and December 31, 2014 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Derivative financial instruments	$—	$6	$—	$6
Liabilities
Derivative financial instruments	$—	$10,358	$—	$10,358

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Derivative financial instruments	$—	$78	$—	$78
Liabilities
Derivative financial instruments	$—	$13,392	$—	$13,392

The fair value estimates presented herein are based on information available to management as of December 31, 2015 and December 31, 2014.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also Note 7 (Derivatives and Hedging Activities).

9.    INCOME TAXES

For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, return of capital, capital gains, qualified dividends and un-recaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2015, 2014 and 2013, dividends per share held for the entire year were estimated to be taxable as follows:

	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$3.07	99.7%	$2.76	94.41%	$2.36	84.9%
Capital gains	—	—%	—	—%	0.17	6.23%
Return of capital	—	—%	0.16	5.59%	—	—%
Un-recaptured Section 1250 gain	0.01	0.3%	—	—%	0.25	8.87%
	$3.08	100.00%	$2.92	100.00%	$2.78	100.00%

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

Merger and Restructuring

As discussed in Note 2 (Business Combinations), on October 1, 2013, we completed our merger with Colonial and Colonial LP. Pursuant to the merger agreement, OP Merger Sub merged with and into Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP. We believe that this transaction constitutes a tax free merger under Code section 708. Immediately thereafter, MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger. We believe that this merger constitutes a tax free merger under Code section 368(a). As a result of the tax free merger treatment, the merger transactions did not result in the recognition of a gain to any security holder of MAA, Colonial, MAALP, or Colonial LP.

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

Taxable REIT subsidiaries

We acquired the operations of a TRS, Colonial Properties Services, Inc., or CPSI, through the Merger. As a result, CPSI’s tax attributes are now included in the MAA consolidated financial statements. A TRS is an entity which is not entitled to a dividends paid deduction and is subject to Federal, state, and local income taxes. Formerly, CPSI provided property development, construction, leasing and management services for joint venture and third-party owned properties and administrative services to MAA and engaged in for-sale development activity. CPSI also owns and operates two multifamily apartment communities. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We also hold certain undeveloped land through another TRS, MAA Copper Ridge, Inc. During the years ended December 31, 2015, 2014, and 2013, our TRSs recognized no income tax expense/(benefit).

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

For the years ended December 31, 2015 and 2014, the components of CPSI’s deferred income tax assets and liabilities were as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Real estate asset basis differences	$25,627	$25,561
Deferred revenue	22	18
Deferred expenses	14,106	13,923
Net operating loss carryforward	28,493	27,215
Accrued liabilities	3,951	3,974
	$72,199	$70,691
Deferred tax liabilities:
Real estate asset basis differences	$(145)	$(913)
	$(145)	$(913)
Net deferred tax assets, before valuation allowance	$72,054	$69,778
Valuation allowance	(72,054)	(69,778)
Net deferred tax assets, included in other assets	$—	$—

For the years ended December 31, 2015, 2014 and 2013, the reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to the income tax provision was as follows (dollars in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Tax expense/(benefit) at U.S. statutory rates on TRS income subject to tax	$2,506	$1,802	$(261)
Effect of permanent differences and other	(730)	(1,110)	1
(Decrease) increase in valuation allowance	(1,776)	(692)	260
TRS income tax provision	$—	$—	$—

At December 31, 2015 and 2014, CPSI had net operating loss, or NOL carryforwards of approximately $66.0 million and $63.1 million, respectively, for income tax purposes that expire in years 2031 to 2034. Utilization of the Company’s NOL carryforwards is subject to an annual limitation due to ownership change limitations provided by Section 382 of the Code and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. CPSI generated approximately $0.3 million of taxable income before NOL carryforwards for the period ended December 31, 2015.

We had no reserve for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013. If necessary, the Company accrues interest and penalties on unrecognized tax benefits as a component of income tax expense.

For the years ended December 31, 2015, 2014, and 2013, other expenses include estimated state franchise and other taxes, including franchise taxes in North Carolina and Tennessee. The income tax expense line item shown in the Consolidated Statement of Operations represents the Texas-based margin tax for all Texas properties.

As of December 31, 2015, MAA held NOL carryforwards of approximately $46.3 million for income tax purposes that expire in years 2019 to 2031. We may use these NOLs to offset all or a portion of the taxable income generated at the REIT level.

Tax years 2012 through 2015 are subject to examination by the Internal Revenue Service. No tax examination is currently in process.

10.    SHAREHOLDERS' EQUITY OF MAA

On December 31, 2015, 75,408,571 shares of common stock of MAA and 4,162,996 partnership units in the Operating Partnership were issued and outstanding, representing a total of 79,571,567 shares and units. At December 31, 2014, 75,267,675 shares of common stock of MAA and 4,191,152 partnership units in the Operating Partnership were outstanding, representing a total of 79,458,827 shares and units. There were 58,112 outstanding options as of December 31, 2015 compared to 74,454 outstanding options as of December 31, 2014.

During the year ended December 31, 2015, 11,914 shares of our common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the year ended December 31, 2014, 9,270 shares were acquired for these purposes.

Noncontrolling Interest

Noncontrolling interest in the accompanying Consolidated Financial Statements relates to the limited partnership interest in the Operating Partnership owned by the holders of the Class A limited partner units of the Operating Partnership, or Class A Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B general partner units of the Operating Partnership, or Class B Units. Net income is allocated to MAA and the noncontrolling interest based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A Units or Class B Units changes the ownership percentage of both the noncontrolling interest and MAA. The issuance of Class B Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B Units equal to the number of shares of common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and Noncontrolling interest is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

MAA’s Board of Directors established economic rights in respect to each Class A Unit that were equivalent to the economic rights in respect to each share of MAA common stock. The holders of Class A Units may redeem each of their units in exchange for one share of common stock in MAA or cash, at the option of MAA. At December 31, 2015, a total of 4,162,996 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,162,996 shares of MAA common stock or approximately $378.0 million, based on the closing price of MAA’s common stock on December 31, 2015 of $90.81 per share, at MAA’s option. At December 31, 2014, a total of 4,191,152 Class A Units were outstanding and redeemable to MAA by the holders of the units for 4,191,152 shares of MAA common stock or approximately $313.0 million, based on the closing price of MAA’s common stock on December 31, 2014 of $74.68 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the Class A Units as the per share distribution MAA pays in respect to the common stock. Operating Partnership net income for 2015, 2014 and 2013 was allocated approximately 5.2%, 5.3% and 4.6%, respectively, to holders of Class A Units and 94.8%, 94.7% and 95.4%, respectively, to MAA as the holder of all Class B Units.

Direct Stock Purchase and Distribution Reinvestment Plan

MAA has a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s shareholders have the ability to reinvest all or part of their distributions from MAA’s stock and holders of Class A Units have the ability to reinvest all or part of their distributions from MAALP into MAA’s common stock. The DRSPP also provides the opportunity to make optional cash investments in MAA's common stock of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA has registered with the SEC the offer and sale of up to 9,600,000 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount.

Shares of common stock totaling 8,562 in 2015, 9,055 in 2014, and 10,924 in 2013 were acquired by shareholders under the DRSPP. MAA did not offer a discount for optional cash purchases in 2015, 2014 or 2013.

At the Market Offering

On December 9, 2015, we entered into distribution agreements with J.P. Morgan Securities, LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. to sell up to an aggregate of 4.0 million shares of common stock, from time-to-time in at-the-market offerings or negotiated transactions through controlled equity offering programs, or ATMs. As of December 31, 2015, there were 4.0 million shares remaining under the ATM program.

During the years ended December 31, 2015 and 2014, MAA did not sell any shares of common stock under its ATMs. As of December 31, 2015, there were 4.0 million shares available for issuance under MAA's ATMs.

Stock Repurchase Plan

In 1999, MAA’s Board of Directors approved a stock repurchase plan to acquire up to a total of 4.0 million shares of MAA’s common stock. As of December 8, 2015, MAA had repurchased and retired approximately 1.9 million shares of common stock for a cost of approximately $42.0 million at an average price per common share of $22.54. No shares were repurchased in 2002 through 2015 under the plan. On December 8, 2015, MAA's Board of Directors authorized us to repurchase up to 4.0 million shares of MAA common stock, which represented approximately 5.3% of MAA's common stock outstanding at the time of such authorization. This December 2015 authorization replaced and superseded the 1999 plan, under which approximately 2.1 million shares remained at the time of the December 2015 authorization.  No shares were repurchased from December 8, 2015 through December 31, 2015 under the current authorization.

Exercise of Stock Options

During the years ended December 31, 2015, 2014, and 2013 we issued 7,342 shares, 270,459 shares, and 110,715 shares, respectively, related to the exercise of stock options. These exercises resulted in proceeds of $0.4 million, $12.2 million, and $6.2 million respectively.

11.    PARTNERS' CAPITAL OF MAALP

Operating Partnership Units

Interests in MAALP are represented by Operating Partnership Units, or OP Units. As of December 31, 2015, there were 79,571,567 OP Units outstanding, 75,408,571 or 94.8% of which were owned by MAA, MAALP's general partner. The remaining 4,162,996 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of December 31, 2014, there were 79,458,827 OP Units outstanding, 75,267,675 or 94.7% of which were owned by MAA and 4,191,152 of which were owned by the Class A Limited Partners.

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

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of December 31, 2015, a total of 4,162,996 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,408,571 Class B Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

Net income is allocated to the general partner and limited partners based on their respective ownership percentages of the Operating Partnership. Issuance or redemption of additional Class A Units or Class B Units changes the relative ownership percentage of the partners. The issuance of Class B Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to the Operating Partnership in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, the Operating Partnership generally redeems an equal number of Class B Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of the Operating Partnership. Holders of the Class A Units may require MAA to redeem their Class A Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A Unit so redeemed.

At December 31, 2015, a total of 4,162,996 Class A Units were outstanding and redeemable for 4,162,996 shares of MAA common stock, with an approximate value of $378,041,667, based on the closing price of MAA’s common stock on December 31, 2015 of $90.81 per share. At December 31, 2014, a total of 4,191,152 Class A Units were outstanding and redeemable for 4,191,152 shares of MAA common stock, with an approximate value of $312,995,231, based on the closing price of MAA’s common stock on December 31, 2014 of $74.68 per share.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

12.     EMPLOYEE BENEFIT PLANS

Following are details of employee benefit plans not previously discussed in Note 5 (Stock Based Compensation).

401(k) Savings Plan

MAA's 401(k) Savings Plan, or 401(k) Plan, is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAA's Board of Directors has the discretion to approve matching contributions. MAA's contributions to this plan were approximately $1.0 million, $0.9 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Non-Qualified Deferred Compensation Retirement Plan

MAA has adopted a non-qualified deferred compensation retirement plan for key employees who are not qualified for participation in MAA’s 401(k) Plan. Under the terms of the plan, employees may elect to defer a percentage of their compensation and MAA may, but is not obligated to, match a portion of their salary deferral. MAA’s match to this plan for the years ended December 31, 2015, 2014 and 2013 was approximately $106,000, $82,000 and $46,000, respectively.

Non-Qualified Deferred Compensation Plan for Outside Company Directors

In 1998, MAA established the Non-Qualified Deferred Compensation Plan for Outside Company Directors, or the Directors Deferred Compensation Plan, which allows non-employee directors to defer their director fees by having the fees held by MAA as shares of MAA's common stock. Directors can also choose to have their annual restricted stock grants issued into the Directors Deferred Compensation Plan. Amounts deferred through the Directors Deferred Compensation Plan are distributed to the directors in two annual installments beginning in the first 90 days of the year following the director’s departure from the board. Participating directors may choose to have the amount issued to them in shares of MAA's common stock or paid to them as cash at the market value of MAA's common stock as of the end of the year the director ceases to serve on the board.

For the years ended December 31, 2015, 2014 and 2013, directors deferred 8,466 shares, 9,415 shares and 7,173 shares of common stock, respectively, with weighted-average grant date fair values of $78.62, $70.63 and $66.77, respectively, into the Directors Deferred Compensation Plan.

The shares of common stock held in the Directors Deferred Compensation Plan are classified outside of permanent equity in redeemable stock with changes in redemption amount recorded immediately to retained earnings because the directors have redemption rights not solely within the control of MAA. Additionally, any shares that become mandatorily redeemable because a departed director has elected to receive a cash payout are recorded as a liability. MAA did not record a liability related to mandatorily redeemable shares for the years ended December 31, 2015, 2014 and 2013.

Employee Stock Ownership Plan

MAA's Employee Stock Ownership Plan, or ESOP, is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Code. Each of our employees is eligible to participate in the ESOP after completing one year of service. Participants' ESOP accounts will be 100% vested after three years of continuous service, with no vesting prior to that time. MAA contributed 22,500 shares of common stock to the ESOP upon conclusion of the initial offering. The Company did not contribute to the ESOP during 2015, 2014 or 2013. As of December 31, 2015, there were 155,309 shares outstanding with a fair value of $14.1 million.

13.     LEGAL PROCEEDINGS

We, along with multiple other parties, are named defendants in two lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed and constructed by certain of Colonial's subsidiaries prior to the Merger. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. The plaintiffs are seeking damages resulting primarily from alleged construction deficiencies, but the amount the plaintiffs seek to recover has not been disclosed. The lawsuits are currently in discovery. We are continuing to investigate the matter and evaluate our options and intend to vigorously defend ourself against these claims. No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

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

Loss Contingencies

See discussion of our accounting for loss contingencies in Note 1 (Organization and Summary of Significant Accounting Polices). As of December 31, 2015 and December 31, 2014, the Company's accrual for loss contingencies was $13.5 million and $12.3 million in the aggregate, respectively.

14.    RELATED PARTY TRANSACTIONS

At various times throughout the years ended December 31, 2014 and 2013, the Company managed the operations of certain joint venture apartment communities for a fee of 4.00% to 4.25% of the revenues of the joint venture, pursuant to management contracts with the Company's joint ventures. The Company received $154,000 and $647,000 as management fees from the joint ventures for the years ended December 31, 2014 and 2013, respectively, as compared to none for the year ended December 31, 2015. The Company also received approximately $19,000 and $93,000 in asset management fees for the years ended December 31, 2014 and 2013, respectively, as compared to none for the year ended December 31, 2015. The Company had receivables from joint ventures totaling $15,000, and $1,800,000, as of December 31, 2014 and 2013, respectively, as compared to no receivables from joint ventures at December 31, 2015.

In addition to management contracts with joint ventures, the Company also receives advertising fees from a related party insurance company, Colonial Insurance Agency. These fees are received for allowing Colonial Insurance Agency to sell renter's insurance at some of the Company's multifamily properties. This agreement expired during 2015. The Company received approximately $154,000, $300,000, and $70,000 as advertising revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

All cash management of the Company is managed by the Operating Partnership. In general, cash receipts are remitted to the Operating Partnership and all cash disbursements are funded by the Operating Partnership. As a result of these transactions, the Operating Partnership had a payable to its General Partner (MAA) of $19,000 at each of the years ended December 31, 2015, 2014, and 2013. The Partnership Agreement does not require that this due to/due from be settled in cash until liquidation of the Operating Partnership and therefore there is no regular settlement schedule for these amounts.

15.    EARNINGS FROM DISCONTINUED OPERATIONS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. We adopted ASU 2014-08 during the period ending March 31, 2014. Due to the early adoption of ASU 2014-08, we did not classify Brookwood Mall, Colonial Village at North Arlington, Colonial Village at Vista Ridge, Greenbrook, Colonial Village at Inverness, Colonial Village at Charleston Place, Colonial Village at Huntleigh Woods, Colonial Village at Ashford Place or Colonial Promenade Huntsville, which were sold during 2014, as discontinued operations. We also did not classify Vistas, Austin Chase, Fairways at Hartland, Fountain Lake, Post House Jackson, Post House North,

Woodwinds, Oaks, Woods of Post House, Bradford Pointe, Huntington Chase, Westbury Creek, Colony at South Park, Paddock Park, Anatole, Bradford Chase, Sutton Place, Southland Station, Colonial Promenade Craft Farms, Colonial Grand Wilmington, Savannah Creek, or Whisperwood, which were sold during 2015, as discontinued operations.

As part of the Merger on October 1, 2013, we acquired the Nord du Lac commercial property. Starting on October 1, 2013, the criteria for classifying this property as held for sale were met and as a result the assets and liabilities for this property were presented as held for sale in the Condensed Consolidated Balance Sheets , and the results of operations were included within discontinued operations in the Condensed Consolidated Statement of Operations for all periods presented through the period ended March 31, 2015. Additionally, we ceased recording depreciation and amortization following the held for sale designation. On May 29, 2015, after several amendments to the original sale agreement extending the closing date, the buyer elected not to purchase the property and consequently, the Nord Du Lac property no longer met the criteria to be classified as held for sale as of June 30, 2015. Approximately $34.1 million of real estate assets that were classified as held for sale as of March 31, 2015 was reclassified to held for use as of June 30, 2015, and included in the applicable line items in the accompanying Consolidated Balance Sheets. We also reclassified the balances in the Consolidated Balance Sheets as of December 31, 2014. We measured the property to be reclassified at the lower of (1) its carrying value before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for use or (2) its fair value at the date of the subsequent decision not to sell. As a result of this reclassification, we recorded an additional $2.3 million of depreciation and amortization expense during the three months ended June 30, 2015, which represents the depreciation and amortization expense on the Nord du Lac property that would have been recognized had the property been continuously classified as held for use. Additionally, the related results of operations previously recorded in discontinued operations have been included in the applicable line items of continuing operations in the accompanying Consolidated Statements of Operations for all periods presented, and thus are not presented in discontinued operations in the tables below.

One of the ten properties that we sold during 2014, Willow Creek, as well as all nine properties sold during 2013 have been classified as discontinued operations in the accompanying Consolidated Statements of Operations. Willow Creek is included in discontinued operations because it had been designated as held for sale and was shown in discontinued operations as of December 31, 2013, and thus was not subject to ASU 2014-08.

As a result of the adoption of ASU No. 2014-08, the Company did not report any discontinued operations for the year ended December 31, 2015. The following is a summary of income from continuing and discontinued operations attributable to MAA and noncontrolling interest for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Income from continuing operations:
Attributable to MAA	$332,287	$142,933	$36,539
Attributable to noncontrolling interest	18,458	8,013	1,153
Income from continuing operations	$350,745	$150,946	$37,692

Income from discontinued operations:
Attributable to MAA	$—	$5,047	$78,742
Attributable to noncontrolling interest	—	284	2,845
Income from discontinued operations	$—	$5,331	$81,587

The following is a summary of earnings from discontinued operations for MAA for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Revenues:
Rental revenues	$75	$12,499
Other revenues	10	1,189
Total revenues	85	13,688
Expenses:
Property operating expenses	74	5,886
Depreciation and amortization	42	2,716
Interest expense	32	436
Total expenses	148	9,038
Income from discontinued operations before gain on sale	(63)	4,650
Net gain on insurance and other settlement proceeds on discontinued operations	—	93
Gain on sale of discontinued operations	5,394	76,844
Income from discontinued operations	$5,331	$81,587

The following is a summary of earnings from discontinued operations for MAALP for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Revenues:
Rental revenues	$75	$11,446
Other revenues	10	1,099
Total revenues	85	12,545
Expenses:
Property operating expenses	74	5,390
Depreciation and amortization	42	2,480
Interest expense	32	436
Total expenses	148	8,306
Income from discontinued operations before gain on sale	(63)	4,239
Net gain on insurance and other settlement proceeds on discontinued operations	—	93
Gain on sale of discontinued operations	5,394	65,520
Income from discontinued operations	$5,331	$69,852

16.     SEGMENT INFORMATION

As of December 31, 2015, we owned or had an ownership interest in 254 multifamily apartment communities in 15 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis.  This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

•
Large market same store communities are generally communities in markets with a population of at least 1 million and at least 1% of the total public multifamily REIT units that we have owned and have been stabilized for at least a full 12 months.

•
Secondary market same store communities are generally communities in markets with populations of more than 1 million but less than 1% of the total public multifamily REIT units or markets with populations of less than 1 million that we have owned and have been stabilized for at least a full 12 months.

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

Revenues and NOI for each reportable segment for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013 (1)
Revenues
Large Market Same Store	$587,896	$553,038	$241,194
Secondary Market Same Store	324,771	310,281	242,464
Non-Same Store and Other	130,112	128,859	151,185
Total property revenues	1,042,779	992,178	634,843
Management fee income	—	154	647
Total operating revenues	$1,042,779	$992,332	$635,490

NOI
Large Market Same Store	$361,285	$334,255	$142,988
Secondary Market Same Store	200,989	190,348	147,607
Non-Same Store and Other	79,860	74,211	98,417
Total NOI	642,134	598,814	389,012
Discontinued operations NOI included above	—	16	(7,802)
Management fee income	—	154	647
Depreciation and amortization	(294,520)	(301,812)	(186,979)
Acquisition expense	(2,777)	(2,388)	(1,393)
Property management expense	(30,990)	(32,095)	(23,083)
General and administrative expense	(25,716)	(20,909)	(15,569)
Merger related expenses	—	(3,152)	(32,403)
Integration costs	—	(8,395)	(5,102)
Interest and other non-property (expense) income	(368)	770	466
Interest expense	(122,344)	(123,953)	(78,978)
Loss on debt extinguishment/modification	(3,602)	(2,586)	(426)
Net casualty (loss) gain after insurance and other settlement proceeds	473	(476)	(143)
Gain on sale of depreciable real estate assets excluded from discontinued operations	189,958	42,649	—
Income tax expense	(1,673)	(2,050)	(893)
Gain on sale of non-depreciable real estate assets	172	350	—
(Loss) gain from real estate joint ventures	(2)	6,009	338
Discontinued operations	—	5,331	81,587
Net income attributable to noncontrolling interests	(18,458)	(8,297)	(3,998)
Net income available to MAA common shareholders	$332,287	$147,980	$115,281

(1) The 2013 column shows the segment break down based on the 2014 same store portfolios. A comparison using the 2015 same store portfolio would not be comparative due to the nature of the classifications.

Assets for each reportable segment as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Assets
Large Market Same Store	$3,768,455	$3,867,457
Secondary Market Same Store	1,661,956	1,708,389
Non-Same Store and Other	1,344,833	1,189,682
Corporate assets	72,537	56,250
Total assets	$6,847,781	$6,821,778

17.      REAL ESTATE ACQUISITIONS AND DISPOSITIONS

The following chart shows our acquisition activity for the year ended December 31, 2015:

Community	Location	Units/Acres	Date Acquired
River's Walk (4 outparcels)	Charleston, South Carolina	2.5 acres	Q1/Q2 2015 - various
Residences at Burlington Creek	Kansas City, Missouri-Kansas MSA	298	January 15, 2015
SkySong	Scottsdale, Arizona	325	June 11, 2015
Retreat at West Creek	Richmond, Virginia	254	June 15, 2015
Radius	Norfolk/Hampton/Virgina Beach, Virginia MSA	252	July 28, 2015
Haven at Prairie Trace	Kansas City, Missouri-Kansas MSA	280	July 30, 2015
Retreat at West Creek II	Richmond, Virginia	4.4 acres	October 14, 2015
Cityscape at Market Center II	Dallas, Texas	318	November 19, 2015
The Denton	Kansas City, Missouri-Kansas MSA	55	December 17, 2015
The Denton II	Kansas City, Missouri-Kansas MSA	4.51 acres	December 17, 2015

The following chart shows our disposition activity for the year ended December 31, 2015:

Community	Location	Units/Sq. Ft./Acres	Date Sold
Vistas	Macon, Georgia	144	February 26, 2015
Austin Chase	Macon, Georgia	256	February 26, 2015
Fairways at Hartland	Bowling Green, Kentucky	240	February 26, 2015
Fountain Lake	Brunswick, Georgia	113	March 25, 2015
Westbury Creek	Augusta, Georgia	120	April 1, 2015
Woodwinds	Aiken, South Carolina	144	April 1, 2015
Colony at South Park	Aiken, South Carolina	184	April 1, 2015
Bradford Pointe	Augusta, Georgia	192	April 1, 2015
Colonial Promenade Craft Farms	Gulf Shores, Alabama	67,735 sq. ft.	April 28, 2015
Colonial Promenade Craft Farms outparcel	Gulf Shores, Alabama	0.23 acres	April 28, 2015
Anatole	Daytona Beach, Florida	208	April 29, 2015
Oaks	Jackson, Tennessee	100	April 29, 2015
Post House Jackson	Jackson, Tennessee	150	April 29, 2015
Woods of Post House	Jackson, Tennessee	122	April 29, 2015
Post House North	Jackson, Tennessee	145	April 29, 2015
Bradford Chase	Jackson, Tennessee	148	April 29, 2015
Sutton Place	Memphis, Tennessee MSA	253	April 29, 2015
Southland Station	Warner Robbins, Georgia	304	April 29, 2015
Huntington Chase	Warner Robbins, Georgia	200	April 29, 2015
Paddock Park	Ocala, Florida	480	April 29, 2015
Colonial Grand Wilmington	Wilmington, North Carolina	390	July 1, 2015
Savannah Creek	Memphis, Tennessee MSA	204	July 1, 2015
Whisperwood	Columbus, Georgia	1,008	July 1, 2015

18.     SUBSEQUENT EVENTS

Financing

On February 1, 2016, we paid off the $13.5 million remaining principal balance of the mortgage on the Colonial Village at Matthews apartment community.

19.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENT COMMUNITIES, INC. (UNAUDITED)

(Dollars in thousands except per share data)

	Year Ended December 31, 2015
	First		Second		Third		Fourth
Total operating revenues	$258,552		$258,891		$261,998		$263,337
Income from continuing operations before non-operating items	$69,393		$68,837		$73,138		$76,763
Interest expense	$(30,848)	(1)	$(30,433)	(1)	$(30,229)	(1)	$(30,834)	(1)
Gain (loss) from real estate joint ventures	$19		$(23)		$(1)		$3
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	$—		$—		$—		$—
Gain on sale of discontinued operations	$—		$—		$—		$—
Consolidated net income	$64,677		$143,873		$96,828		$45,367
Net income attributable to noncontrolling interest	$3,410		$7,574		$5,094		$2,380
Net income available for MAA common shareholders	$61,267		$136,299		$91,734		$42,987

Per share:
Net income available per common share - basic	$0.81		$1.81		$1.22		$0.57
Net income available per common share - diluted	$0.81		$1.81		$1.22		$0.57
Dividend paid	$0.77		$0.77		$0.77		$0.77

	Year Ended December 31, 2014
	First		Second		Third		Fourth
Total operating revenues	$244,234		$245,305		$249,574		$253,219
Income from continuing operations before non-operating items	$39,311		$58,092		$64,039		$68,791
Interest expense	$(31,987)	(1)	$(31,337)	(1)	$(29,251)	(1)	$(31,378)	(1)
(Loss) gain from real estate joint ventures	$(24)		$2,919		$3,124		$(10)
Discontinued operations:
Loss from discontinued operations before gain on sale	$(47)		$(4)		$(8)		$(4)
Gain on sale of discontinued operations	$5,481		$—		$(103)		$16
Consolidated net income	$15,714		$33,386		$70,719		$36,458
Net income attributable to noncontrolling interest	$848		$1,773		$3,743		$1,933
Net income available for MAA common shareholders	$14,866		$31,613		$66,976		$34,525

Per share:
Net income available per common share - basic	$0.20		$0.42		$0.89		$0.46
Net income available per common share - diluted	$0.20		$0.42		$0.89		$0.46
Dividend paid	$0.73		$0.73		$0.73		$0.73

(1) Includes Amortization of Deferred Financing Costs, previously presented separately.

20.    SELECTED QUARTERLY FINANCIAL INFORMATION OF MID-AMERICA APARTMENTS, L.P. (UNAUDITED)

(Dollars in thousands except per unit data)

	Year Ended December 31, 2015
	First		Second		Third		Fourth
Total operating revenues	$258,552		$258,891		$261,998		$263,337
Income from continuing operations before non-operating items	$69,393		$68,837		$73,138		$76,763
Interest expense	$(30,848)	(1)	$(30,433)	(1)	$(30,229)	(1)	$(30,834)	(1)
Gain (loss) from real estate joint ventures	$19		$(23)		$(1)		$3
Discontinued operations:
Income from discontinued operations before gain (loss) on sale	$—		$—		$—		$—
Gain on sale of discontinued operations	$—		$—		$—		$—
Net income available for common unitholders	$64,677		$143,873		$96,828		$45,367

Per unit:
Net income available per common unit - basic	$0.81		$1.81		$1.22		$0.57
Net income available per common unit - diluted	$0.81		$1.81		$1.22		$0.57
Distribution paid	$0.77		$0.77		$0.77		$0.77

	Year Ended December 31, 2014
	First		Second		Third		Fourth
Total operating revenues	$244,234		$245,305		$249,574		$253,219
Income from continuing operations before non-operating items	$39,311		$58,092		$64,039		$68,791
Interest expense	$(31,987)	(1)	$(31,337)	(1)	$(29,251)	(1)	$(31,378)	(1)
(Loss) gain from real estate joint ventures	$(24)		$2,919		$3,124		$(10)
Discontinued operations:
Loss from discontinued operations before gain on sale	$(47)		$(4)		$(8)		$(4)
Gain on sale of discontinued operations	$5,481		$—		$(103)		$16
Net income available for common unitholders	$15,714		$33,386		$70,719		$36,458

Per unit:
Net income available per common unit - basic	$0.20		$0.42		$0.89		$0.46
Net income available per common unit - diluted	$0.20		$0.42		$0.89		$0.46
Distribution paid	$0.73		$0.73		$0.73		$0.73

(1) Includes Amortization of Deferred Financing Costs, previously presented separately.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Birchall at Ross Bridge	Birmingham, AL	—		$2,640	$28,842	$—	$848	$2,640	$29,690	$32,330	$(4,487)	$27,843	2009	1 - 40
Colonial Grand at Riverchase Trails	Birmingham, AL	—		3,761	22,079	—	1,575	3,761	23,654	27,415	(2,574)	24,841	2010	1 - 40
Colonial Village at Trussville	Birmingham, AL	—		3,402	31,813	—	1,295	3,402	33,108	36,510	(3,267)	33,243	1996/97	1 - 40
Eagle Ridge	Birmingham, AL	—	(1)	851	7,667	—	4,376	851	12,043	12,894	(7,454)	5,440	1986	1 - 40
Colonial Grand at Traditions	Gulf Shores,AL	—		3,211	25,162	—	1,228	3,211	26,390	29,601	(2,834)	26,767	2007	1 - 40
Abbington Place	Huntsville, AL	—		524	4,724	—	3,047	524	7,771	8,295	(4,901)	3,394	1987	1 - 40
Colonial Grand at Edgewater	Huntsville, AL	27,722		4,943	38,673	—	3,412	4,943	42,085	47,028	(3,792)	43,236	1990	1 - 40
Paddock Club Huntsville	Huntsville, AL	—		909	10,152	830	14,197	1,739	24,349	26,088	(13,330)	12,758	1993	1 - 40
Colonial Grand at Madison	Madison, AL	22,500		3,601	28,934	—	718	3,601	29,652	33,253	(3,053)	30,200	2000	1 - 40
Paddock Club Montgomery	Montgomery, AL	—		965	13,190	—	2,050	965	15,240	16,205	(7,316)	8,889	1999	1 - 40
Cypress Village	Orange Beach, AL	—		1,290	12,238	—	468	1,290	12,706	13,996	(1,267)	12,729	2008	1 - 40
Colonial Grand at Liberty Park	Vestavia Hills, AL	17,823		3,922	30,977	—	2,291	3,922	33,268	37,190	(3,279)	33,911	2000	1 - 40
Edge at Lyon's Gate	Phoenix, AZ	—		7,901	27,182	—	1,632	7,901	28,814	36,715	(7,460)	29,255	2007	1 - 40
Sky View Ranch	Gilbert, AZ	—		2,668	14,577	—	1,461	2,668	16,038	18,706	(3,737)	14,969	2007	1 - 40
Talus Ranch	Phoenix, AZ	—		12,741	47,701	—	2,046	12,741	49,747	62,488	(15,984)	46,504	2005	1 - 40
Colonial Grand at Inverness Commons	Mesa, AZ	—		4,219	26,255	—	929	4,219	27,184	31,403	(2,661)	28,742	2001	1 - 40
Colonial Grand at Scottsdale	Scottsdale, AZ	—		3,612	20,273	—	1,344	3,612	21,617	25,229	(2,099)	23,130	1999	1 - 40
Colonial Grand at OldTown Scottsdale	Scottsdale, AZ	—		7,820	51,627	—	2,664	7,820	54,291	62,111	(5,141)	56,970	2001	1 - 40
SkySong	Scottsdale, AZ	—		—	55,748	—	296	—	56,044	56,044	(834)	55,210	2014	1 - 40
Calais Forest	Little Rock, AR	—		1,026	9,244	—	8,401	1,026	17,645	18,671	(11,296)	7,375	1987	1 - 40
Napa Valley	Little Rock, AR	—		960	8,642	—	5,247	960	13,889	14,849	(8,670)	6,179	1984	1 - 40
Palisades at Chenal Valley	Little Rock, AR	—		2,560	25,234	—	2,266	2,560	27,500	30,060	(3,962)	26,098	2006	1 - 40
Ridge at Chenal Valley	Little Rock, AR	—		2,626	—	—	26,917	2,626	26,917	29,543	(2,375)	27,168	2012	1 - 40
Westside Creek I & II	Little Rock, AR	—		1,271	11,463	—	8,286	1,271	19,749	21,020	(11,414)	9,606	1984/86	1 - 40
Tiffany Oaks	Altamonte Springs, FL	—	(1)	1,024	9,219	—	6,163	1,024	15,382	16,406	(10,400)	6,006	1985	1 - 40
Indigo Point	Brandon, FL	—	(1)	1,167	10,500	—	3,754	1,167	14,254	15,421	(8,157)	7,264	1989	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Paddock Club Brandon	Brandon, FL	—		2,896	26,111	—	5,688	2,896	31,799	34,695	(17,936)	16,759	1998	1 - 40
Colonial Grand at Lakewood Ranch	Bradenton, FL	—		2,980	40,230	—	1,697	2,980	41,927	44,907	(3,952)	40,955	1999	1 - 40
Preserve at Coral Square	Coral Springs, FL	—		9,600	40,004	—	9,188	9,600	49,192	58,792	(19,518)	39,274	1996	1 - 40
Paddock Club Gainesville	Gainesville, FL	—		1,800	15,879	—	4,347	1,800	20,226	22,026	(8,509)	13,517	1999	1 - 40
The Retreat at Magnolia Park	Gainesville, FL	—		2,040	16,338	—	406	2,040	16,744	18,784	(2,688)	16,096	2009	1 - 40
Colonial Grand at Heathrow	Heathrow, FL	20,594		4,101	35,684	—	1,427	4,101	37,111	41,212	(3,675)	37,537	1997	1 - 40
220 Riverside	Jacksonville, FL	—		2,500	—	—	40,145	2,500	40,145	42,645	(342)	42,303	2015	1 - 40
Atlantic Crossing	Jacksonville, FL	—		4,000	19,495	—	1,246	4,000	20,741	24,741	(3,496)	21,245	2008	1 - 40
Cooper's Hawk	Jacksonville, FL	—		854	7,500	—	3,950	854	11,450	12,304	(7,899)	4,405	1987	1 - 40
Hunter's Ridge at Deerwood	Jacksonville, FL	—		1,533	13,835	—	6,864	1,533	20,699	22,232	(12,756)	9,476	1987	1 - 40
Lakeside	Jacksonville, FL	—		1,430	12,883	—	9,977	1,430	22,860	24,290	(16,129)	8,161	1985	1 - 40
Lighthouse at Fleming Island	Jacksonville, FL	—	(1)	4,047	35,052	—	5,487	4,047	40,539	44,586	(17,354)	27,232	2003	1 - 40
Paddock Club Mandarin	Jacksonville, FL	—		1,411	14,967	—	2,961	1,411	17,928	19,339	(8,503)	10,836	1998	1 - 40
St. Augustine	Jacksonville, FL	—		2,857	6,475	—	7,585	2,857	14,060	16,917	(9,973)	6,944	1987	1 - 40
St. Augustine II	Jacksonville, FL	—		—	—	—	13,394	—	13,394	13,394	(2,373)	11,021	2008	1 - 40
Tattersall at Tapestry Park	Jacksonville, FL	—		6,417	36,069	—	611	6,417	36,680	43,097	(5,716)	37,381	2009	1 - 40
Woodhollow	Jacksonville, FL	—	(1)	1,686	15,179	(8)	10,222	1,678	25,401	27,079	(16,371)	10,708	1986	1 - 40
Paddock Club Lakeland	Lakeland, FL	—		2,254	20,452	(1,033)	8,836	1,221	29,288	30,509	(17,958)	12,551	1988/90	1 - 40
Colonial Grand at Town Park	Lake Mary, FL	32,938		5,742	56,562	—	1,614	5,742	58,176	63,918	(5,985)	57,933	2005	1 - 40
Colonial Grand at Town Park Reserve	Lake Mary, FL	—		3,481	10,311	—	188	3,481	10,499	13,980	(1,102)	12,878	2004	1 - 40
Colonial Grand at Lake Mary	Lake Mary, FL	—		3,780	33,543	1,260	12,061	5,040	45,604	50,644	(4,134)	46,510	2012	1 - 40
CG at Lake Mary III	Lake Mary, FL	—		1,306	7,996	—	10,691	1,306	18,687	19,993	(703)	19,290	2014	1 - 40
Retreat at Lake Nona	Orlando, FL	—		7,880	41,175	—	2,096	7,880	43,271	51,151	(5,133)	46,018	2006	1 - 40
Colonial Grand at Heather Glen	Orlando, FL	—		4,662	56,988	—	2,403	4,662	59,391	64,053	(5,553)	58,500	2000	1 - 40
Colonial Grand at Randal Lakes	Orlando, FL	—		5,659	50,553	—	10,396	5,659	60,949	66,608	(2,926)	63,682	2013	1 - 40
Park Crest at Innisbrook	Palm Harbor, FL	28,419		6,900	26,613	—	932	6,900	27,545	34,445	(6,576)	27,869	2000	1 - 40
The Club at Panama Beach	Panama City, FL	—		898	14,276	(5)	4,100	893	18,376	19,269	(9,512)	9,757	2000	1 - 40
Colonial Village at Twin Lakes	Sanford, FL	25,044		3,091	47,793	—	976	3,091	48,769	51,860	(4,824)	47,036	2005	1 - 40
Paddock Club Tallahassee	Tallahassee, FL	—		530	4,805	950	14,695	1,480	19,500	20,980	(11,784)	9,196	1992	1 - 40
Verandas at Southwood	Tallahassee, FL	20,345		3,600	25,914	—	115	3,600	26,029	29,629	(1,260)	28,369	2003	1 - 40
Belmere	Tampa, FL	—	(1)	852	7,667	—	6,282	852	13,949	14,801	(9,790)	5,011	1984	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Links at Carrollwood	Tampa, FL	—		817	7,355	110	5,649	927	13,004	13,931	(8,014)	5,917	1980	1 - 40
Village Oaks	Tampa, FL	—		2,738	19,055	153	1,997	2,891	21,052	23,943	(5,296)	18,647	2005	1 - 40
Colonial Grand at Hampton Preserve	Tampa, FL	—		6,233	69,535	—	750	6,233	70,285	76,518	(6,483)	70,035	2012	1 - 40
Colonial Grand at Seven Oaks	Wesley Chapel, FL	20,720		3,051	42,768	—	741	3,051	43,509	46,560	(4,045)	42,515	2004	1 - 40
Colonial Grand at Windermere	Windermere, FL	—		2,711	36,710	—	492	2,711	37,202	39,913	(3,377)	36,536	2009	1 - 40
Allure at Brookwood	Atlanta, GA	—		11,168	52,758	—	2,960	11,168	55,718	66,886	(6,650)	60,236	2008	1 - 40
Allure in Buckhead Village Residential	Atlanta, GA	—		8,633	19,844	—	4,923	8,633	24,767	33,400	(3,370)	30,030	2002	1 - 40
Sanctuary at Oglethorpe	Atlanta, GA	—		6,875	31,441	—	3,452	6,875	34,893	41,768	(9,621)	32,147	1994	1 - 40
Terraces at Fieldstone	Conyers, GA	—		1,284	15,819	—	2,877	1,284	18,696	19,980	(8,587)	11,393	1999	1 - 40
Prescott	Duluth, GA	—	(2)	3,840	24,011	—	3,008	3,840	27,019	30,859	(10,837)	20,022	2001	1 - 40
Colonial Grand at Berkeley Lake	Duluth, GA	—		1,960	15,707	—	870	1,960	16,577	18,537	(1,896)	16,641	1998	1 - 40
Colonial Grand at River Oaks	Duluth, GA	11,680		4,360	13,579	—	961	4,360	14,540	18,900	(2,105)	16,795	1992	1 - 40
Colonial Grand at River Plantation	Duluth, GA	—		2,059	19,158	—	1,075	2,059	20,233	22,292	(2,301)	19,991	1994	1 - 40
Colonial Grand at McDaniel Farm	Duluth, GA	—		3,985	32,206	—	1,816	3,985	34,022	38,007	(3,844)	34,163	1997	1 - 40
Colonial Grand at Pleasant Hill	Duluth, GA	—		6,753	32,202	—	1,960	6,753	34,162	40,915	(3,725)	37,190	1996	1 - 40
Colonial Grand at Mount Vernon	Dunwoody, GA	15,328		6,861	23,748	—	1,137	6,861	24,885	31,746	(2,327)	29,419	1997	1 - 40
Lake Lanier Club I	Gainesville, GA	—		3,560	22,611	—	4,386	3,560	26,997	30,557	(10,294)	20,263	1998	1 - 40
Lake Lanier Club II	Gainesville, GA	—	(2)	3,150	18,383	—	2,168	3,150	20,551	23,701	(7,717)	15,984	2001	1 - 40
Colonial Grand at Shiloh	Kennesaw, GA	30,454		4,864	45,893	—	1,683	4,864	47,576	52,440	(4,874)	47,566	2002	1 - 40
Millstead Village	LaGrange, GA	—		3,100	29,240	—	192	3,100	29,432	32,532	(2,998)	29,534	1998	1 - 40
Colonial Grand at Barrett Creek	Marietta, GA	19,257		5,661	26,186	—	1,246	5,661	27,432	33,093	(3,171)	29,922	1999	1 - 40
Colonial Grand at Godley Station	Pooler, GA	12,777		1,800	35,454	—	1,344	1,800	36,798	38,598	(3,426)	35,172	2001	1 - 40
Colonial Grand at Godley Lake	Pooler, GA	—		1,750	30,893	—	683	1,750	31,576	33,326	(3,124)	30,202	2008	1 - 40
Avala at Savannah Quarters	Savannah, GA	—		1,500	24,862	—	818	1,500	25,680	27,180	(4,130)	23,050	2009	1 - 40
Georgetown Grove	Savannah, GA	—		1,288	11,579	—	3,130	1,288	14,709	15,997	(8,776)	7,221	1997	1 - 40
Colonial Grand at Hammocks	Savannah, GA	—		2,441	36,863	—	1,630	2,441	38,493	40,934	(3,607)	37,327	1997	1 - 40
Colonial Village at Greentree	Savannah, GA	—		1,710	10,494	—	611	1,710	11,105	12,815	(1,377)	11,438	1984	1 - 40
Colonial Village at Huntington	Savannah, GA	—		2,521	8,223	—	300	2,521	8,523	11,044	(931)	10,113	1986	1 - 40
Colonial Village at Marsh Cove	Savannah, GA	—		5,231	8,555	—	472	5,231	9,027	14,258	(1,161)	13,097	1983	1 - 40
Oaks at Wilmington Island	Savannah, GA	—		2,910	25,315	—	3,049	2,910	28,364	31,274	(9,317)	21,957	1999	1 - 40
Highlands of West Village I	Smyrna, GA	41,075		9,052	43,395	—	4,377	9,052	47,772	56,824	(1,897)	54,927	2006	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Highlands of West Village II	Smyrna, GA	—		5,358	30,338	—	35	5,358	30,373	35,731	(1,196)	34,535	2012	1 - 40
Terraces at Townelake	Woodstock, GA	—		1,331	11,918	1,688	22,465	3,019	34,383	37,402	(18,398)	19,004	1999	1 - 40
Haven at Praire Trace	Overland Park, KS	—		3,500	40,614	—	250	3,500	40,864	44,364	(434)	43,930	2015	1 - 40
Grand Reserve at Pinnacle	Lexington, KY	—	(1)	2,024	31,525	—	4,264	2,024	35,789	37,813	(15,170)	22,643	2000	1 - 40
Lakepointe	Lexington, KY	—		411	3,699	—	2,613	411	6,312	6,723	(4,434)	2,289	1986	1 - 40
Mansion, The	Lexington, KY	—	(1)	694	6,242	—	3,725	694	9,967	10,661	(6,972)	3,689	1989	1 - 40
Village, The	Lexington, KY	—	(1)	900	8,097	—	5,050	900	13,147	14,047	(9,171)	4,876	1989	1 - 40
Stonemill Village	Louisville, KY	—		1,169	10,518	—	10,049	1,169	20,567	21,736	(13,554)	8,182	1985	1 - 40
Crosswinds	Jackson, MS	—		1,535	13,826	—	5,748	1,535	19,574	21,109	(12,927)	8,182	1989	1 - 40
Pear Orchard	Jackson, MS	—		1,351	12,168	—	9,055	1,351	21,223	22,574	(14,512)	8,062	1985	1 - 40
Reflection Pointe	Jackson, MS	—		710	8,770	138	8,737	848	17,507	18,355	(11,209)	7,146	1986	1 - 40
Lakeshore Landing	Ridgeland, MS	—		676	6,284	—	2,961	676	9,245	9,921	(4,138)	5,783	1974	1 - 40
Market Station	Kansas City, MO	—		5,814	46,241	—	752	5,814	46,993	52,807	(5,232)	47,575	2010	1 - 40
Residences at Burlington Creek	Kansas City, MO	—		4,000	42,144	—	311	4,000	42,455	46,455	(1,086)	45,369	2013/14	1 - 40
The Denton	Kansas City, MO	—		750	8,795	—	—	750	8,795	9,545	—	9,545	2014	1 - 40
Colonial Grand at Desert Vista	North Las Vegas, NV	—		4,091	29,826	—	633	4,091	30,459	34,550	(3,094)	31,456	2009	1 - 40
Colonial Grand at Palm Vista	North Las Vegas, NV	—		4,909	25,643	—	1,136	4,909	26,779	31,688	(2,806)	28,882	2007	1 - 40
Colonial Village at Beaver Creek	Apex, NC	—		7,491	34,863	—	963	7,491	35,826	43,317	(3,376)	39,941	2007	1 - 40
Hermitage at Beechtree	Cary, NC	—	(1)	900	8,099	—	5,352	900	13,451	14,351	(8,341)	6,010	1988	1 - 40
Waterford Forest	Cary, NC	—	(2)	4,000	20,250	—	3,235	4,000	23,485	27,485	(9,018)	18,467	1996	1 - 40
1225 South Church I	Charlotte, NC	—		4,780	22,342	4,832	23,562	9,612	45,904	55,516	(4,846)	50,670	2010	1 - 40
Colonial Grand at Ayrsley	Charlotte, NC	—		1,240	52,119	1,241	12,432	2,481	64,551	67,032	(5,695)	61,337	2008	1 - 40
Colonial Grand at Beverly Crest	Charlotte, NC	15,496		3,161	24,004	—	1,774	3,161	25,778	28,939	(2,412)	26,527	1996	1 - 40
Colonial Grand at Legacy Park	Charlotte, NC	—		2,891	28,272	—	1,007	2,891	29,279	32,170	(2,882)	29,288	2001	1 - 40
Colonial Grand at Mallard Creek	Charlotte, NC	15,630		4,591	27,713	—	588	4,591	28,301	32,892	(2,840)	30,052	2005	1 - 40
Colonial Grand at Mallard Lake	Charlotte, NC	17,642		3,250	31,389	—	1,518	3,250	32,907	36,157	(3,284)	32,873	1998	1 - 40
Colonial Grand at University Center	Charlotte, NC	—		1,620	17,499	—	389	1,620	17,888	19,508	(1,663)	17,845	2005	1 - 40
Colonial Reserve at South End	Charlotte, NC	—		4,628	44,282	—	10,826	4,628	55,108	59,736	(2,474)	57,262	2013	1 - 40
Colonial Village at Chancellor Park	Charlotte, NC	—		5,311	28,016	—	1,681	5,311	29,697	35,008	(2,753)	32,255	1999	1 - 40
Colonial Village at Greystone	Charlotte, NC	14,180		4,120	25,974	—	1,210	4,120	27,184	31,304	(2,467)	28,837	1998/2000	1 - 40
Colonial Village at South Tryon	Charlotte, NC	—		2,260	19,489	—	726	2,260	20,215	22,475	(1,998)	20,477	2002	1 - 40

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Stone Point	Charlotte, NC	—	2,141	11,564	—	804	2,141	12,368	14,509	(1,519)	12,990	1986	1 - 40
Colonial Village at Timber Crest	Charlotte, NC	—	2,901	17,192	—	769	2,901	17,961	20,862	(1,642)	19,220	2000	1 - 40
Enclave	Charlotte, NC	—	1,461	18,984	—	353	1,461	19,337	20,798	(1,607)	19,191	2008	1 - 40
Colonial Grand at Cornelius	Cornelius, NC	—	4,571	29,151	—	510	4,571	29,661	34,232	(3,049)	31,183	2009	1 - 40
Colonial Grand at Patterson Place	Durham, NC	15,361	2,590	27,126	—	1,174	2,590	28,300	30,890	(2,704)	28,186	1997	1 - 40
Colonial Village at Woodlake	Durham, NC	—	2,741	17,686	—	721	2,741	18,407	21,148	(1,927)	19,221	1996	1 - 40
Colonial Village at Deerfield	Durham, NC	—	3,271	15,609	—	678	3,271	16,287	19,558	(1,919)	17,639	1985	1 - 40
Colonial Grand at Research Park	Durham, NC	—	4,201	37,682	—	908	4,201	38,590	42,791	(3,865)	38,926	2002	1 - 40
Colonial Grand at Autumn Park	Greensboro, NC	—	4,182	26,214	—	967	4,182	27,181	31,363	(2,506)	28,857	2001/04	1 - 40
Colonial Grand at Huntersville	Huntersville, NC	14,843	4,251	31,948	—	862	4,251	32,810	37,061	(3,255)	33,806	2008	1 - 40
Colonial Village at Matthews	Matthews, NC	13,587	3,071	21,830	—	2,508	3,071	24,338	27,409	(2,611)	24,798	2008	1 - 40
Colonial Grand at Matthews Commons	Matthews, NC	—	3,690	28,536	—	1,012	3,690	29,548	33,238	(2,818)	30,420	2008	1 - 40
Colonial Grand at Arringdon	Morrisville, NC	19,319	6,401	31,134	—	931	6,401	32,065	38,466	(3,169)	35,297	2003	1 - 40
Colonial Grand at Brier Creek	Raleigh, NC	25,490	7,372	50,202	—	867	7,372	51,069	58,441	(4,812)	53,629	2010	1 - 40
Colonial Grand at Brier Falls	Raleigh, NC	—	6,572	48,910	—	747	6,572	49,657	56,229	(4,611)	51,618	2008	1 - 40
Colonial Grand at Crabtree Valley	Raleigh, NC	10,532	2,241	18,434	—	925	2,241	19,359	21,600	(1,746)	19,854	1997	1 - 40
Hue	Raleigh, NC	—	3,690	29,910	—	1,550	3,690	31,460	35,150	(4,923)	30,227	2009	1 - 40
Colonial Grand at Trinity Commons	Raleigh, NC	29,725	5,232	45,138	—	1,477	5,232	46,615	51,847	(4,722)	47,125	2000/02	1 - 40
Preserve at Brier Creek	Raleigh, NC	—	5,850	21,980	(19)	24,178	5,831	46,158	51,989	(13,195)	38,794	2004	1 - 40
Providence at Brier Creek	Raleigh, NC	—	4,695	29,007	—	1,424	4,695	30,431	35,126	(7,898)	27,228	2007	1 - 40
Corners, The	Winston-Salem, NC	—	685	6,165	—	3,453	685	9,618	10,303	(7,112)	3,191	1982	1 - 40
Colonial Village at Glen Eagles	Winston-Salem, NC	—	3,400	15,002	—	1,276	3,400	16,278	19,678	(1,649)	18,029	1990/2000	1 - 40
Colonial Village at Mill Creek	Winston-Salem, NC	—	2,351	7,354	—	546	2,351	7,900	10,251	(876)	9,375	1984	1 - 40
Tanglewood	Anderson, SC	—	427	3,853	—	3,486	427	7,339	7,766	(5,175)	2,591	1980	1 - 40
Colonial Grand at Cypress Cove	Charleston, SC	—	3,610	28,645	—	1,092	3,610	29,737	33,347	(2,947)	30,400	2001	1 - 40
Colonial Village at Hampton Pointe	Charleston, SC	—	3,971	22,790	—	2,123	3,971	24,913	28,884	(2,432)	26,452	1986	1 - 40
Colonial Grand at Quarterdeck	Charleston, SC	—	920	24,097	—	2,887	920	26,984	27,904	(2,451)	25,453	1987	1 - 40
Colonial Village at Westchase	Charleston, SC	—	4,571	20,091	—	1,476	4,571	21,567	26,138	(2,416)	23,722	1985	1 - 40
River's Walk	Charleston, SC	—	5,200	—	—	28,810	5,200	28,810	34,010	(1,573)	32,437	2013	1 - 40
Fairways, The	Columbia, SC	—	910	8,207	—	3,831	910	12,038	12,948	(8,106)	4,842	1992	1 - 40
Paddock Club Columbia	Columbia, SC	—	1,840	16,560	—	4,548	1,840	21,108	22,948	(13,117)	9,831	1991	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Windsor Place	Goose Creek, SC	—		1,321	14,163	—	1,277	1,321	15,440	16,761	(1,715)	15,046	1985	1 - 40
Highland Ridge	Greenville, SC	—		482	4,337	—	2,678	482	7,015	7,497	(4,502)	2,995	1984	1 - 40
Howell Commons	Greenville, SC	—	(1)	1,304	11,740	—	4,439	1,304	16,179	17,483	(10,505)	6,978	1987	1 - 40
Paddock Club Greenville	Greenville, SC	—	(1)	1,200	10,800	—	2,369	1,200	13,169	14,369	(8,159)	6,210	1996	1 - 40
Park Haywood	Greenville, SC	—	(1)	325	2,925	35	5,012	360	7,937	8,297	(5,736)	2,561	1983	1 - 40
Spring Creek	Greenville, SC	—		597	5,374	(14)	3,577	583	8,951	9,534	(6,011)	3,523	1985	1 - 40
Runaway Bay	Mt. Pleasant, SC	—		1,085	7,269	12	6,889	1,097	14,158	15,255	(9,350)	5,905	1988	1 - 40
Colonial Grand at Commerce Park	North Charleston, SC	—		2,780	33,966	—	753	2,780	34,719	37,499	(3,313)	34,186	2008	1 - 40
535 Brookwood	Simpsonville, SC	12,889		1,216	18,666	—	851	1,216	19,517	20,733	(3,769)	16,964	2008	1 - 40
Park Place	Spartanburg, SC	—		723	6,504	—	3,374	723	9,878	10,601	(6,336)	4,265	1987	1 - 40
Farmington Village	Summerville, SC	—		2,800	26,295	—	1,197	2,800	27,492	30,292	(7,772)	22,520	2007	1 - 40
Colonial Village at Waters Edge	Summerville, SC	—		2,103	9,187	—	1,979	2,103	11,166	13,269	(1,364)	11,905	1985	1 - 40
Hamilton Pointe	Chattanooga, TN	—		1,131	10,632	—	4,326	1,131	14,958	16,089	(6,593)	9,496	1989	1 - 40
Hidden Creek	Chattanooga, TN	—	(1)	972	8,954	—	2,877	972	11,831	12,803	(5,329)	7,474	1987	1 - 40
Steeplechase	Chattanooga, TN	—		217	1,957	—	3,350	217	5,307	5,524	(3,676)	1,848	1986	1 - 40
Windridge	Chattanooga, TN	—		817	7,416	—	4,462	817	11,878	12,695	(7,363)	5,332	1984	1 - 40
Kirby Station	Memphis, TN	—		1,148	10,337	—	10,385	1,148	20,722	21,870	(12,916)	8,954	1978	1 - 40
Lincoln on the Green	Memphis, TN	—	(1)	1,498	20,483	—	15,864	1,498	36,347	37,845	(23,701)	14,144	1992	1 - 40
Park Estate	Memphis, TN	—		178	1,141	—	5,047	178	6,188	6,366	(4,826)	1,540	1974	1 - 40
Reserve at Dexter Lake	Memphis, TN	—		1,260	16,043	2,147	39,413	3,407	55,456	58,863	(22,945)	35,918	2000	1 - 40
Paddock Club Murfreesboro	Murfreesboro, TN	—		915	14,774	—	3,143	915	17,917	18,832	(8,310)	10,522	1999	1 - 40
Aventura at Indian Lake Village	Nashville, TN	—		4,950	28,053	—	1,035	4,950	29,088	34,038	(4,350)	29,688	2010	1 - 40
Avondale at Kennesaw	Nashville, TN	17,762		3,456	22,443	—	1,419	3,456	23,862	27,318	(4,607)	22,711	2008	1 - 40
Brentwood Downs	Nashville, TN	—		1,193	10,739	(2)	7,368	1,191	18,107	19,298	(12,097)	7,201	1986	1 - 40
Colonial Grand at Bellevue	Nashville, TN	22,086		8,622	34,229	—	1,204	8,622	35,433	44,055	(3,697)	40,358	1996	1 - 40
Colonial Grand at Bellevue (Phase II)	Nashville, TN	—		8,656	4,549	—	25,579	8,656	30,128	38,784	(543)	38,241	2015	1 - 40
Grand View Nashville	Nashville, TN	—		2,963	33,673	—	6,820	2,963	40,493	43,456	(16,705)	26,751	2001	1 - 40
Monthaven Park	Nashville, TN	—		2,736	28,902	—	5,467	2,736	34,369	37,105	(14,612)	22,493	2000	1 - 40
Park at Hermitage	Nashville, TN	—		1,524	14,800	—	9,574	1,524	24,374	25,898	(16,152)	9,746	1987	1 - 40
Venue at Cool Springs	Nashville, TN	—		6,670	—	—	50,396	6,670	50,396	57,066	(4,376)	52,690	2012	1 - 40
Verandas at Sam Ridley	Nashville, TN	21,861		3,350	28,308	—	1,346	3,350	29,654	33,004	(5,565)	27,439	2009	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Northwood	Arlington, TX	—		886	8,051	—	2,869	886	10,920	11,806	(4,826)	6,980	1980	1 - 40
Balcones Woods	Austin, TX	—		1,598	14,398	—	11,475	1,598	25,873	27,471	(16,712)	10,759	1983	1 - 40
Colonial Grand at Canyon Creek	Austin, TX	15,159		3,621	32,137	—	1,095	3,621	33,232	36,853	(3,309)	33,544	2008	1 - 40
Colonial Grand at Canyon Ranch	Austin, TX	—		3,778	20,201	—	1,150	3,778	21,351	25,129	(2,339)	22,790	2003	1 - 40
Colonial Grand at Double Creek	Austin, TX	—		3,131	29,375	—	292	3,131	29,667	32,798	(3,030)	29,768	2013	1 - 40
Colonial Grand at Onion Creek	Austin, TX	—		4,902	33,010	—	799	4,902	33,809	38,711	(3,437)	35,274	2009	1 - 40
Grand Reserve at Sunset Valley	Austin, TX	—		3,150	11,393	—	3,488	3,150	14,881	18,031	(6,087)	11,944	1996	1 - 40
Colonial Village at Quarry Oaks	Austin, TX	26,832		4,621	34,461	—	3,763	4,621	38,224	42,845	(3,881)	38,964	1996	1 - 40
Colonial Grand at Wells Branch	Austin, TX	—		3,094	32,283	294	871	3,388	33,154	36,542	(3,118)	33,424	2008	1 - 40
Legacy at Western Oaks	Austin, TX	29,672		9,100	49,339	—	(2,348)	9,100	46,991	56,091	(6,084)	50,007	2001	1 - 40
Silverado	Austin, TX	—		2,900	24,009	—	2,770	2,900	26,779	29,679	(9,211)	20,468	2003	1 - 40
Stassney Woods	Austin, TX	—		1,621	7,501	—	8,615	1,621	16,116	17,737	(9,615)	8,122	1985	1 - 40
Travis Station	Austin, TX	—		2,281	6,169	—	7,526	2,281	13,695	15,976	(8,840)	7,136	1987	1 - 40
Woods, The	Austin, TX	—		1,405	12,769	—	7,855	1,405	20,624	22,029	(8,796)	13,233	1977	1 - 40
Colonial Village at Shoal Creek	Bedford, TX	22,807		4,982	27,377	—	1,614	4,982	28,991	33,973	(3,095)	30,878	1996	1 - 40
Colonial Village at Willow Creek	Bedford, TX	26,429		3,109	33,488	—	3,700	3,109	37,188	40,297	(3,652)	36,645	1996	1 - 40
Colonial Grand at Hebron	Carrollton, TX	—		4,231	42,237	—	505	4,231	42,742	46,973	(3,884)	43,089	2011	1 - 40
Colonial Grand at Silverado	Cedar Park, TX	—		3,282	24,935	—	737	3,282	25,672	28,954	(2,524)	26,430	2005	1 - 40
Colonial Grand at Silverado Reserve	Cedar Park, TX	—		3,951	31,705	—	1,005	3,951	32,710	36,661	(3,145)	33,516	2005	1 - 40
Grand Cypress	Cypress, TX	16,598		3,881	24,267	—	677	3,881	24,944	28,825	(1,731)	27,094	2008	1 - 40
Courtyards at Campbell	Dallas, TX	—		988	8,893	—	4,013	988	12,906	13,894	(7,793)	6,101	1986	1 - 40
Deer Run	Dallas, TX	—		1,252	11,271	—	5,160	1,252	16,431	17,683	(10,022)	7,661	1985	1 - 40
Grand Courtyard	Dallas, TX	—		2,730	22,240	—	2,620	2,730	24,860	27,590	(8,665)	18,925	2000	1 - 40
Legends at Lowe's Farm	Dallas, TX	—		5,016	41,091	—	1,341	5,016	42,432	47,448	(6,373)	41,075	2008	1 - 40
Colonial Reserve at Medical District	Dallas, TX	—		4,050	33,779	—	888	4,050	34,667	38,717	(2,997)	35,720	2007	1 - 40
Watermark	Dallas, TX	—	(2)	960	14,438	—	2,119	960	16,557	17,517	(6,799)	10,718	2002	1 - 40
Colonial Village at Main Park	Duncanville, TX	—		1,821	10,960	—	1,204	1,821	12,164	13,985	(1,390)	12,595	1984	1 - 40
Colonial Grand at Bear Creek	Euless, TX	24,082		6,453	30,048	—	1,876	6,453	31,924	38,377	(3,494)	34,883	1998	1 - 40
Colonial Grand at Fairview	Fairview, TX	—		2,171	35,077	—	421	2,171	35,498	37,669	(3,195)	34,474	2012	1 - 40
La Valencia at Starwood	Frisco, TX	20,931		3,240	26,069	—	1,014	3,240	27,083	30,323	(5,045)	25,278	2009	1 - 40
Colonial Reserve at Frisco Bridges	Frisco, TX	—		1,968	34,018	—	831	1,968	34,849	36,817	(3,069)	33,748	2013	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Colonial Village at Grapevine	Grapevine, TX	—		2,351	29,757	—	2,958	2,351	32,715	35,066	(3,153)	31,913	1985/1986	1 - 40
Greenwood Forest	Houston, TX	—		3,465	23,482	—	(159)	3,465	23,323	26,788	(2,180)	24,608	1994	1 - 40
Legacy Pines	Houston, TX	—	(2)	2,157	19,066	(15)	3,705	2,142	22,771	24,913	(10,576)	14,337	1999	1 - 40
Park Place (Houston)	Houston, TX	—		2,061	15,830	—	3,299	2,061	19,129	21,190	(6,454)	14,736	1996	1 - 40
Ranchstone	Houston, TX	—		1,480	14,807	—	2,368	1,480	17,175	18,655	(5,521)	13,134	1996	1 - 40
Reserve at Woodwind Lakes	Houston, TX	—		1,968	19,928	—	3,246	1,968	23,174	25,142	(7,948)	17,194	1999	1 - 40
Retreat at Vintage Park	Houston, TX	—		8,211	40,352	—	392	8,211	40,744	48,955	(1,124)	47,831	2014	1 - 40
Cascade at Fall Creek	Humble, TX	—		3,230	19,926	—	1,228	3,230	21,154	24,384	(6,034)	18,350	2007	1 - 40
Chalet at Fall Creek	Humble, TX	—		2,755	20,085	—	860	2,755	20,945	23,700	(6,337)	17,363	2006	1 - 40
Bella Casita	Irving, TX	—	(2)	2,521	26,432	—	1,392	2,521	27,824	30,345	(4,912)	25,433	2007	1 - 40
Remington Hills	Irving, TX	—		4,390	21,822	—	4,804	4,390	26,626	31,016	(2,609)	28,407	1984	1 - 40
Colonial Reserve at Las Colinas	Irving, TX	—		3,902	40,691	—	998	3,902	41,689	45,591	(3,645)	41,946	2006	1 - 40
Colonial Grand at Valley Ranch	Irving, TX	25,044		5,072	37,397	—	5,970	5,072	43,367	48,439	(4,188)	44,251	1997	1 - 40
Lane at Towne Crossing	Mesquite, TX	—		1,311	11,867	(8)	3,481	1,303	15,348	16,651	(6,885)	9,766	1983	1 - 40
Colonial Village at Oakbend	Lewisville, TX	21,667		5,598	28,616	—	2,246	5,598	30,862	36,460	(3,113)	33,347	1997	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		1,130	28,058	—	2,992	1,130	31,050	32,180	(6,079)	26,101	2009	1 - 40
Venue at Stonebridge Ranch	McKinney, TX	14,767		4,034	19,528	—	247	4,034	19,775	23,809	(1,342)	22,467	2000	1 - 40
Cityscape at Market Center	Plano, TX	—		8,626	60,407	—	538	8,626	60,945	69,571	(2,481)	67,090	2013	1 - 40
Cityscape at Market Center II	Plano, TX	—		8,268	50,298	—	20	8,268	50,318	58,586	(107)	58,479	2015	1 - 40
Highwood	Plano, TX	—		864	7,783	—	3,915	864	11,698	12,562	(7,422)	5,140	1983	1 - 40
Los Rios Park	Plano, TX	—		3,273	28,823	—	5,005	3,273	33,828	37,101	(14,858)	22,243	2000	1 - 40
Boulder Ridge	Roanoke, TX	—		3,382	26,930	—	5,835	3,382	32,765	36,147	(12,218)	23,929	1999	1 - 40
Copper Ridge	Roanoke, TX	—		4,166	—	—	21,358	4,166	21,358	25,524	(3,950)	21,574	2009	1 - 40
Colonial Grand at Ashton Oaks	Round Rock, TX	—		5,511	36,241	—	899	5,511	37,140	42,651	(3,655)	38,996	2009	1 - 40
Colonial Grand at Round Rock	Round Rock, TX	24,484		4,691	45,379	—	1,249	4,691	46,628	51,319	(4,425)	46,894	1997	1 - 40
Colonial Village at Sierra Vista	Round Rock, TX	10,900		2,561	16,488	—	1,842	2,561	18,330	20,891	(1,836)	19,055	1999	1 - 40
Alamo Ranch	San Antonio, TX	—		2,380	26,982	—	1,804	2,380	28,786	31,166	(5,067)	26,099	2009	1 - 40
Bulverde Oaks	San Antonio, TX	—		4,257	36,759	—	479	4,257	37,238	41,495	(1,119)	40,376	2014	1 - 40
Haven at Blanco	San Antonio, TX	—		5,450	45,958	—	1,839	5,450	47,797	53,247	(5,586)	47,661	2010	1 - 40
Stone Ranch at Westover Hills	San Antonio, TX	18,499		4,000	24,992	—	1,982	4,000	26,974	30,974	(5,693)	25,281	2009	1 - 40
Cypresswood Court	Spring, TX	—	(2)	576	5,190	—	3,809	576	8,999	9,575	(6,289)	3,286	1984	1 - 40

														Life used to compute depreciation in latest income statement (4)
				Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances		Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
Villages at Kirkwood	Stafford, TX	—		1,918	15,846	—	2,803	1,918	18,649	20,567	(7,615)	12,952	1996	1 - 40
Green Tree Place	Woodlands, TX	—	(2)	539	4,850	—	3,606	539	8,456	8,995	(5,777)	3,218	1984	1 - 40
Stonefield Commons	Charlottesville, VA	—		11,044	36,689	—	293	11,044	36,982	48,026	(1,507)	46,519	2013	1 - 40
Adalay Bay	Chesapeake, VA	—		5,280	31,341	—	1,773	5,280	33,114	38,394	(4,385)	34,009	2002	1 - 40
Colonial Village at Greenbrier	Fredericksburg, VA	—		4,842	21,677	—	745	4,842	22,422	27,264	(2,065)	25,199	1980	1 - 40
Seasons at Celebrate Virginia I	Fredericksburg, VA	—		6,960	32,083	7,530	38,468	14,490	70,551	85,041	(6,686)	78,355	2011	1 - 40
Station Square at Cosner's Corner	Fredericksburg, VA	—		8,580	35,700	—	354	8,580	36,054	44,634	(2,412)	42,222	2013	1 - 40
Colonial Village at Hampton Glen	Glen Allen, VA	—		4,851	21,678	—	1,059	4,851	22,737	27,588	(2,229)	25,359	1986	1 - 40
Colonial Village at West End	Glen Allen, VA	12,611		4,661	18,908	—	1,258	4,661	20,166	24,827	(1,882)	22,945	1987	1 - 40
Township	Hampton, VA	—		1,509	8,189	—	9,404	1,509	17,593	19,102	(10,817)	8,285	1987	1 - 40
Colonial Village at Tradewinds	Hampton, VA	—		5,631	15,660	—	1,348	5,631	17,008	22,639	(1,697)	20,942	1988	1 - 40
Colonial Village at Waterford	Midlothian, VA	—		6,733	29,221	—	1,819	6,733	31,040	37,773	(3,153)	34,620	1989	1 - 40
Ashley Park	Richmond, VA	—		4,761	13,365	—	1,004	4,761	14,369	19,130	(1,618)	17,512	1988	1 - 40
Colonial Village at Chase Gayton	Richmond, VA	—		6,021	29,004	—	1,808	6,021	30,812	36,833	(3,108)	33,725	1984	1 - 40
Hamptons at Hunton Park	Richmond, VA	—		4,930	35,598	—	2,561	4,930	38,159	43,089	(6,237)	36,852	2003	1 - 40
Retreat at West Creek	Richmond, VA	—		7,112	36,136	—	246	7,112	36,382	43,494	(542)	42,952	2015	1 - 40
Colonial Village at Harbour Club	Virginia Beach, VA	—		3,483	14,796	—	843	3,483	15,639	19,122	(1,503)	17,619	1988	1 - 40
Radius	Newport News, VA	—		5,040	36,481	—	98	5,040	36,579	41,619	(389)	41,230	2012	1 - 40
Total Residential Properties		923,561		878,643	6,061,011	20,116	1,081,694	898,759	7,142,705	8,041,464	(1,479,667)	6,561,797
Allure at Buckhead	Atlanta, GA	—		867	3,465	—	8	867	3,473	4,340	(424)	3,916	2012	1 - 40
Highlands of West Village	Smyrna, GA	—		2,500	8,446	—	772	2,500	9,218	11,718	(370)	11,348	2012	1 - 40
Colonial Promenade Nord du Lac	Covington, LA	—		5,810	19,138	—	—	5,810	19,138	24,948	(1,505)	23,443	2010	1 - 40
The Denton	Kansas City, MO	—		700	4,439	—	—	700	4,439	5,139	—	5,139	2014	1 - 40
1225 South Church	Charlotte, NC	—		43	199	9	242	52	441	493	(67)	426	2010	1 - 40
Bella Casita at Las Colinas	Irving, TX	—	(2)	46	186	—	126	46	312	358	(54)	304	2007	1 - 40
Times Square at Craig Ranch	McKinney, TX	—		253	1,310	—	1,294	253	2,604	2,857	(279)	2,578	2009	1 - 40
Total Commercial Properties		—		10,219	37,183	9	2,442	10,228	39,625	49,853	(2,699)	47,154
Colonial Promenade Huntsville	Huntsville, AL	—		2,700	—	—	—	2,700	—	2,700	—	2,700	N/A	N/A
Colonial Grand at Randall Lakes (Phase II)	Jacksonville, FL	—		3,200	—	—	7,822	3,200	7,822	11,022	(2)	11,020	N/A	N/A
The Denton (Phase II)	Kansas City, MO	—		770	—	—	734	770	734	1,504	—	1,504	N/A	N/A

													Life used to compute depreciation in latest income statement (4)
			Initial Cost		Costs Capitalized subsequent to Acquisition		Gross Amount carried at December 31, 2015 (3)
Property	Location	Encumbrances	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Land	Buildings and Fixtures	Total	Accumulated Depreciation	Net	Date of Construction
River's Walk (Phase II)	Charleston, SC	—	3,630	—	—	6,026	3,630	6,026	9,656	—	9,656	N/A	N/A
Station Square at Cosner's Corner	Fredericksburg, VA	—	4,245	—	—	14,256	4,245	14,256	18,501	—	18,501	N/A	N/A
Retreat at West Creek (Phase II)	Richmond, VA	—	3,000	—	—	632	3,000	632	3,632	—	3,632	N/A	N/A
Total Active Development Properties		—	17,545	—	—	29,470	17,545	29,470	47,015	(2)	47,013
Total Properties		923,561	906,407	6,098,194	20,125	1,113,606	926,532	7,211,800	8,138,332	(1,482,368)	6,655,964
Total Land Held for Future Developments		—	51,779	—	—	—	51,779	—	51,779	—	51,779	N/A	N/A
Corporate Properties		—	—	—	—	25,657	—	25,657	25,657	(16,845)	8,812	Various	1-40
Total Other			51,779	—	—	25,657	51,779	25,657	77,436	(16,845)	60,591
Total Real Estate Assets, net of Joint Ventures		$923,561	$958,186	$6,098,194	$20,125	$1,139,263	$978,311	$7,237,457	$8,215,768	$(1,499,213)	$6,716,555

(1)
Encumbered by a $240.0 million Fannie Mae facility, with $240.0 million available and outstanding with a variable interest rate of 0.80% on which there exists five interest rate caps totaling $125 million at an average rate of 4.60% at December 31, 2015.

(2)	Encumbered by a $128 million loan with an outstanding balance of $128 million and a fixed interest rate of 5.08% which matures on June 10, 2021.

(3)
The aggregate cost for Federal income tax purposes was approximately $7.22 billion at December 31, 2015. The aggregate cost for book purposes exceeds the total gross amount of real estate assets for Federal income tax purposes, principally due to purchase accounting adjustments recorded under accounting principles generally accepted in the United States of America.

(4)
Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures and equipment, and 6 months for fair market value of residential leases.

Mid-America Apartment Communities, Inc.
Mid-America Apartments, L.P.
Schedule III
Real Estate Investments and Accumulated Depreciation
A summary of activity for real estate investments and accumulated depreciation is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Real estate investments:
Balance at beginning of year	$8,069,395	$7,722,181	$3,729,706
Acquisitions (1)	316,151	407,889	4,032,957
Less: FMV of Leases included in Acquisitions	(4,438)	(4,968)	(51,728)
Improvement and development	165,000	186,043	130,824
Assets held for sale	—	—	(4,897)
Disposition of real estate assets (2)	(330,340)	(241,750)	(114,681)
Balance at end of year	$8,215,768	$8,069,395	$7,722,181

Accumulated depreciation:
Balance at beginning of year	$1,373,678	$1,138,315	$1,040,473
Depreciation	289,177	276,991	165,885
Assets held for sale	—	—	(6,164)
Disposition of real estate assets (2)	(163,642)	(41,628)	(61,879)
Balance at end of year	$1,499,213	$1,373,678	$1,138,315

MAA's consolidated balance sheet at December 31, 2015, 2014, and 2013, includes accumulated depreciation of $16,845,000, $15,279,000, and $14,108,000, respectively, in the caption "Corporate properties, net".

(1) Includes non-cash activity related to acquisitions.
(2) Includes assets sold, casualty losses, and removal of certain fully depreciated assets.

See accompanying reports of independent registered public accounting firm