Form 10-Q
period 2016-03-31
MID AMERICA APARTMENT COMMUNITIES INC; Mid-America Apartments, L.P.
filed 2016-05-06
CIK 912595, 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

Mid-America Apartment Communities, Inc.
	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Mid-America Apartments, L.P.
	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Mid-America Apartment Communities, Inc.	YES ☐	NO ☒
Mid-America Apartments, L.P.	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	May 2, 2016
Common Stock, $0.01 par value	75,509,754

MID-AMERICA APARTMENT COMMUNITIES, INC.
MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This periodic report on Form 10-Q, or this Report, combines the quarterly reports for the quarter ended March 31, 2016 of Mid-America Apartment Communities, Inc., a Tennessee corporation and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is its sole general partner. Mid-America Apartment Communities, Inc. and its 94.8% owned subsidiary, Mid-America Apartments, L.P., are both required to file periodic reports under the Securities Exchange Act of 1934, as amended.

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

As of March 31, 2016, MAA owned 75,505,025 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

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

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued for conversion at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its entity affiliates) may require us to redeem their OP Units, from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per common unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

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

In the sections that combine disclosure for MAA and the Operating Partnership, this Report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because the business is one enterprise, and we operate the business through the Operating Partnership.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(Unaudited)
(Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$931,667	$926,532
Buildings and improvements	6,999,815	6,939,288
Furniture, fixtures and equipment	235,054	228,157
Development and capital improvements in progress	49,476	44,355
	8,216,012	8,138,332
Less accumulated depreciation	(1,554,195)	(1,482,368)
	6,661,817	6,655,964

Undeveloped land	43,034	51,779
Corporate properties, net	8,989	8,812
Investments in real estate joint ventures	526	1,811
Real estate assets, net	6,714,366	6,718,366

Cash and cash equivalents	28,184	37,559
Restricted cash	21,640	26,082
Deferred financing costs, net	4,916	5,232
Other assets	57,208	58,935
Goodwill	1,607	1,607
Total assets	$6,827,921	$6,847,781

Liabilities and equity:
Liabilities:
Unsecured notes payable	$2,196,214	$2,141,332
Secured notes payable	1,247,749	1,286,236
Accounts payable	8,222	5,922
Fair market value of interest rate swaps	12,257	10,358
Accrued expenses and other liabilities	206,781	226,237
Security deposits	12,052	11,623
Total liabilities	3,683,275	3,681,708

Redeemable stock	9,413	8,250

Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 75,505,025 and 75,408,571 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (1)	754	753
Additional paid-in capital	3,627,707	3,627,074
Accumulated distributions in excess of net income	(653,756)	(634,141)
Accumulated other comprehensive loss	(3,976)	(1,589)
Total MAA shareholders' equity	2,970,729	2,992,097
Noncontrolling interest	164,504	165,726
Total equity	3,135,233	3,157,823
Total liabilities and equity	$6,827,921	$6,847,781

(1)
Number of shares issued and outstanding represent total shares of common stock regardless of classification on the condensed consolidated balance sheet. The number of shares classified as redeemable stock on the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015 are 92,777 and 90,844, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Operating revenues:
Rental revenues	$245,665	$234,941
Other property revenues	23,351	23,611
Total operating revenues	269,016	258,552
Property operating expenses:
Personnel	25,197	25,661
Building repairs and maintenance	6,099	6,625
Real estate taxes and insurance	35,172	33,321
Utilities	22,136	22,077
Landscaping	5,321	5,445
Other operating	6,956	7,520
Depreciation and amortization	75,127	73,112
Total property operating expenses	176,008	173,761
Acquisition expense	713	339
Property management expenses	9,004	8,492
General and administrative expenses	6,582	6,567
Income from continuing operations before non-operating items	76,709	69,393
Interest and other non-property income (expense)	32	(210)
Interest expense	(32,211)	(30,848)
Gain (loss) on debt extinguishment	3	(3,376)
Net casualty loss after insurance and other settlement proceeds	(947)	(19)
Gain on sale of depreciable real estate assets	755	30,228
Gain on sale of non-depreciable real estate assets	1,627	—
Income before income tax expense	45,968	65,168
Income tax expense	(288)	(510)
Income from continuing operations before joint venture activity	45,680	64,658
Gain from real estate joint ventures	128	19
Consolidated net income	45,808	64,677
Net income attributable to noncontrolling interests	2,395	3,410
Net income available for MAA common shareholders	$43,413	$61,267

Earnings per common share - basic:
Net income available for common shareholders	$0.58	$0.81

Earnings per common share - diluted:
Net income available for common shareholders	$0.58	$0.81

Dividends declared per common share	$0.82	$0.77
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Consolidated net income	$45,808	$64,677
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(3,705)	(4,347)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,186	2,192
Total comprehensive income	43,289	62,522
Less: comprehensive income attributable to noncontrolling interests	(2,263)	(3,296)
Comprehensive income attributable to MAA	$41,026	$59,226

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$45,808	$64,677
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(91)	(29)
Depreciation and amortization	75,148	73,117
Stock compensation expense	1,885	1,289
Redeemable stock issued	186	189
Amortization of debt premium and debt issuance costs	(2,656)	(4,280)
Gain from investments in real estate joint ventures	(128)	(17)
Loss on debt extinguishment	—	2,787
Derivative interest credit	(616)	(473)
Gain on sale of non-depreciable real estate assets	(1,627)	—
Gain on sale of depreciable real estate assets	(755)	(30,228)
Net casualty loss and other settlement proceeds	947	19
Changes in assets and liabilities:
Restricted cash	4,442	7,391
Other assets	(1,666)	2,441
Accounts payable	2,300	(431)
Accrued expenses and other	(19,496)	(14,058)
Security deposits	404	465
Net cash provided by operating activities	104,085	102,859
Cash flows from investing activities:
Purchases of real estate and other assets	(61,930)	(48,685)
Normal capital improvements	(16,190)	(16,499)
Construction capital and other improvements	(984)	(3,153)
Renovations to existing real estate assets	(7,692)	(5,150)
Development	(13,020)	(5,034)
Distributions from real estate joint ventures	1,418	6
Proceeds from disposition of real estate assets	32,481	52,770
Funding of escrow for future acquisitions	—	(6,431)
Net cash used in investing activities	(65,917)	(32,176)
Cash flows from financing activities:
Net change in credit lines	55,000	3,885
Principal payments on notes payable	(35,494)	(17,472)
Payment of deferred financing costs	(139)	(172)
Repurchase of common stock	(1,730)	(937)
Proceeds from issuances of common shares	90	8
Distributions to noncontrolling interests	(3,413)	(3,223)
Dividends paid on common shares	(61,857)	(57,840)
Net cash used in financing activities	(47,543)	(75,751)
Net decrease in cash and cash equivalents	(9,375)	(5,068)
Cash and cash equivalents, beginning of period	37,559	25,401
Cash and cash equivalents, end of period	$28,184	$20,333

Supplemental disclosure of cash flow information:
Interest paid	$25,114	$27,017
Income taxes paid	$19	$—
Supplemental disclosure of noncash investing and financing activities:
Conversion of units to shares of common stock	$33	$46
Accrued construction in progress	$12,307	$8,392
Interest capitalized	$380	$474
Marked-to-market adjustment on derivative instruments	$(1,903)	$(1,659)
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(unaudited)
(Dollars in thousands, except unit data)

	March 31, 2016	December 31, 2015
Assets:
Real estate assets:
Land	$931,667	$926,532
Buildings and improvements	6,999,815	6,939,288
Furniture, fixtures and equipment	235,054	228,157
Development and capital improvements in progress	49,476	44,355
	8,216,012	8,138,332
Less accumulated depreciation	(1,554,195)	(1,482,368)
	6,661,817	6,655,964

Undeveloped land	43,034	51,779
Corporate properties, net	8,989	8,812
Investments in real estate joint ventures	526	1,811
Real estate assets, net	6,714,366	6,718,366

Cash and cash equivalents	28,184	37,559
Restricted cash	21,640	26,082
Deferred financing costs, net	4,916	5,232
Other assets	57,208	58,935
Goodwill	1,607	1,607
Total assets	$6,827,921	$6,847,781

Liabilities and Capital:
Liabilities:
Unsecured notes payable	$2,196,214	$2,141,332
Secured notes payable	1,247,749	1,286,236
Accounts payable	8,222	5,922
Fair market value of interest rate swaps	12,257	10,358
Accrued expenses and other liabilities	206,781	226,237
Security deposits	12,052	11,623
Due to general partner	19	19
Total liabilities	3,683,294	3,681,727

Redeemable units	9,413	8,250

Capital:
General partner: 75,505,025 OP Units outstanding at March 31, 2016 and 75,408,571 OP Units outstanding at December 31, 2015 (1)	2,974,847	2,993,696
Limited partners: 4,162,163 OP Units outstanding at March 31, 2016 and 4,162,996 OP Units outstanding at December 31, 2015 (1)	164,504	165,726
Accumulated other comprehensive loss	(4,137)	(1,618)
Total capital	3,135,214	3,157,804
Total liabilities and capital	$6,827,921	$6,847,781

(1)
Number of units outstanding represents total OP Units regardless of classification on the condensed consolidated balance sheet. The number of units classified as redeemable units on the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015 are 92,777 and 90,844, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended March 31,
	2016	2015
Operating revenues:
Rental revenues	$245,665	$234,941
Other property revenues	23,351	23,611
Total operating revenues	269,016	258,552
Property operating expenses:
Personnel	25,197	25,661
Building repairs and maintenance	6,099	6,625
Real estate taxes and insurance	35,172	33,321
Utilities	22,136	22,077
Landscaping	5,321	5,445
Other operating	6,956	7,520
Depreciation and amortization	75,127	73,112
Total property operating expenses	176,008	173,761
Acquisition expense	713	339
Property management expenses	9,004	8,492
General and administrative expenses	6,582	6,567
Income from continuing operations before non-operating items	76,709	69,393
Interest and other non-property income (expense)	32	(210)
Interest expense	(32,211)	(30,848)
Gain (loss) on debt extinguishment	3	(3,376)
Net casualty loss after insurance and other settlement proceeds	(947)	(19)
Gain on sale of depreciable real estate assets	755	30,228
Gain on sale of non-depreciable real estate assets	1,627	—
Income before income tax expense	45,968	65,168
Income tax expense	(288)	(510)
Income from continuing operations before joint venture activity	45,680	64,658
Gain from real estate joint ventures	128	19
Net income available for Mid-America Apartments, L.P. common unitholders	$45,808	$64,677

Earnings per common unit - basic:
Net income available for common unitholders	$0.61	$0.81

Earnings per common unit - diluted:
Net income available for common unitholders	$0.61	$0.81

Distributions declared per common unit	$0.82	$0.77

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three months ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Net income available for Mid-America Apartments, L.P. common unitholders	$45,808	$64,677
Other comprehensive income:
Unrealized loss from the effective portion of derivative instruments	(3,705)	(4,347)
Reclassification adjustment for net losses included in net income for the effective portion of derivative instruments	1,186	2,192
Comprehensive income attributable to Mid-America Apartments, L.P.	$43,289	$62,522

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2016 and 2015
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$45,808	$64,677
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(91)	(29)
Depreciation and amortization	75,148	73,117
Stock compensation expense	1,885	1,289
Redeemable units issued	186	189
Amortization of debt premium and debt issuance costs	(2,656)	(4,280)
Gain from investments in real estate joint ventures	(128)	(17)
Loss on debt extinguishment	—	2,787
Derivative interest credit	(616)	(473)
Gain on sale of non-depreciable real estate assets	(1,627)	—
Gain on sale of depreciable real estate assets	(755)	(30,228)
Net casualty loss and other settlement proceeds	947	19
Changes in assets and liabilities:
Restricted cash	4,442	7,391
Other assets	(1,666)	2,441
Accounts payable	2,300	(431)
Accrued expenses and other	(19,496)	(14,058)
Security deposits	404	465
Net cash provided by operating activities	104,085	102,859
Cash flows from investing activities:
Purchases of real estate and other assets	(61,930)	(48,685)
Normal capital improvements	(16,190)	(16,499)
Construction capital and other improvements	(984)	(3,153)
Renovations to existing real estate assets	(7,692)	(5,150)
Development	(13,020)	(5,034)
Distributions from real estate joint ventures	1,418	6
Proceeds from disposition of real estate assets	32,481	52,770
Funding of escrow for future acquisitions	—	(6,431)
Net cash used in investing activities	(65,917)	(32,176)
Cash flows from financing activities:
Net change in credit lines	55,000	3,885
Principal payments on notes payable	(35,494)	(17,472)
Payment of deferred financing costs	(139)	(172)
Repurchase of common units	(1,730)	(937)
Proceeds from issuances of common units	90	8
Distributions paid on common units	(65,270)	(61,063)
Net cash used in financing activities	(47,543)	(75,751)
Net decrease in cash and cash equivalents	(9,375)	(5,068)
Cash and cash equivalents, beginning of period	37,559	25,401
Cash and cash equivalents, end of period	$28,184	$20,333

Supplemental disclosure of cash flow information:
Interest paid	$25,114	$27,017
Income taxes paid	$19	$—
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$12,307	$8,392
Interest capitalized	$380	$474
Marked-to-market adjustment on derivative instruments	$(1,903)	$(1,659)
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
March 31, 2016 and 2015
(Unaudited)

1.           Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to "MAA" refer only to Mid-America Apartment Communities, Inc. and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the "Operating Partnership" or "MAALP" refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. "Common stock" refers to the common stock of MAA and "shareholders" means the holders of shares of MAA’s common stock. The limited partnership interests of the Operating Partnership are referred to as "OP Units" or "common units," and the holders of the OP Units are referred to as "unitholders".

As of March 31, 2016, MAA owned 75,505,025 units (or approximately 94.8%) of the limited partnership interests of the Operating Partnership. MAA conducts substantially all of its business and holds substantially all of its assets through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership's sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the notes to the condensed consolidated financial statements of MAA and MAALP results in the following benefits:

•	enhances a readers' understanding of MAA and the Operating Partnership by enabling the reader to view the business as a whole in the same manner that management views and operates the business; and

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MAA and the Operating Partnership.

Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an "umbrella partnership REIT," or UPREIT. MAA's interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA's percentage interest therein, and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA's only material asset is its ownership of limited partner interests in the Operating Partnership; therefore, MAA does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time, and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds, directly or indirectly, all of our real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates the capital required by our business through the Operating Partnership's operations, direct or indirect incurrence of indebtedness, and issuance of OP units.

The presentation of MAA's shareholders' equity and the Operating Partnership's capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA's shareholders' equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interest, preferred units, treasury shares, accumulated other comprehensive income and redeemable common units. The Operating Partnership's capital may include common capital and preferred capital of the general partner (MAA), limited partners' preferred capital, limited partners' noncontrolling interest, accumulated other comprehensive income and redeemable common units. Redeemable common units represent the number of outstanding OP Units as of the date of the applicable balance sheet, valued at the greater of the closing market price of MAA's common stock or the aggregate value of the individual partners' capital balances. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of our common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

As of March 31, 2016, we owned and operated 255 apartment communities comprising 79,896 apartments located in 15 states principally through the Operating Partnership.

As of March 31, 2016, we had four development communities under construction totaling 628 units. Total expected costs for the development projects are $96.7 million, of which $34.0 million has been incurred through March 31, 2016. We expect to complete construction on one project by the third quarter of 2016, two projects by the second quarter of 2017, and one project by the fourth quarter of 2017. Six of our multifamily properties include retail components with approximately 194,000 square feet of gross leasable area. We also have one partially owned commercial property with approximately 30,000 square feet of gross leasable area.

Reclassifications

In order to present comparative financial statements, certain reclassifications have been made to prior period numbers. As disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2015, we early adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. As a result of this adoption and to improve comparability, we reclassified certain costs from "Amortization of deferred financing costs" to "Interest Expense." Thus, the $0.9 million of "Amortization of deferred financing costs" previously reported in our 2015 Form 10-Q for the three months ended March 31, 2015, have been reclassified to "Interest expense" for the three months ended March 31, 2015 in the Condensed Consolidated Statement of Operations included in this Report. As a result of this income statement reclassification, $0.9 million of amortization of deferred financing costs for the three months ended March 31, 2015, initially reported in the "Depreciation and amortization" line of the Condensed Consolidated Statements of Cash Flows in the 2015 Form 10-Q for the three months ended March 31, 2015, have been reclassified to "Amortization of debt premium and debt issuance costs," presented in the Condensed Consolidated Statements of Cash Flows included in this Report.

In the 2015 Form 10-Q for the three months ended March 31, 2015, approximately $34 million of net assets related to the Nord du Lac commercial property located in Covington, Louisiana, were initially classified as held for sale, including $2 million of Cash and cash equivalents. On May 29, 2015, after several amendments to the original sale agreement extending the closing date, the buyer elected not to purchase the property and consequently, the Nord du Lac Property no longer met the criteria to be classified as held for sale as of June 30, 2015. As a result, for the period ended March 31, 2015, these assets have been reclassified to Assets held for use within the applicable line items in the Condensed Consolidated Statements of Cash Flows included in this Report. We measured the property to be reclassified at the lower of (1) its carrying value before being classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for use or (2) its fair value at the date of the subsequent decision not to sell. Additionally, the related results of operations previously recorded in discontinued operations have been included in the applicable line items of continuing operations in the Condensed Consolidated Statements of Operations for all periods presented in this Report. During the three months ended March 31, 2016, we entered into a new agreement with the buyer and completed the sale of this property. See further disclosure on this disposition in Note 13 (Real Estate Acquisitions and Dispositions) to the Condensed Consolidated Financial Statements.

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

We invest in entities which may qualify as variable interest entities, or VIEs. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. We consolidate all VIEs for which we are the primary beneficiary and use the equity method to account for investments that qualify as VIEs but for which we are not the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

Effective January 1, 2016, the Company has adopted ASU 2015-02, Consolidation: Topic 810, which resulted in the Operating Partnership now being classified as a VIE, since the limited partners of both entities lack substantive kick-out rights and substantive participating rights. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the de-consolidation of any entities previously consolidated. The Company is the primary beneficiary of, and continues to consolidate, both entities, and there was no material effect on its financial position or results of operations as a result of this adoption. See Footnote 14, Recent Accounting Pronouncements, for further details on the adoption of this standard.

We use the equity method of accounting for our investments in entities for which we exercise significant influence, but do not have the ability to exercise control. These entities are not VIEs. The factors considered in determining that we do not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

2.    Earnings per Common Share of MAA

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  OP Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three months ended March 31, 2016 and 2015, MAA's basic earnings per share was computed using the two-class method, and MAA's diluted earnings per share was computed using the more dilutive of the treasury stock method or two-class method, as presented below:

(dollars and shares in thousands, except per share amounts)	Three months ended March 31,
	2016		2015
Shares Outstanding
Weighted average common shares - basic	75,249		75,145
Weighted average partnership units outstanding	—	(1)	—	(1)
Effect of dilutive securities	240		—	(2)
Weighted average common shares - diluted	75,489		75,145

Calculation of Earnings per Share - basic
Income from continuing operations	$45,808		$64,677
Income from continuing operations attributable to noncontrolling interests	(2,395)		(3,410)
Income from continuing operations allocated to unvested restricted shares	(103)		(131)
Income from continuing operations available for common shareholders, adjusted	$43,310		$61,136

Weighted average common shares - basic	75,249		75,145
Earnings per share - basic	$0.58		$0.81

Calculation of Earnings per Share - diluted
Income from continuing operations	$45,808		$64,677
Income from continuing operations attributable to noncontrolling interests	(2,395)	(1)	(3,410)	(1)
Income from continuing operations allocated to unvested restricted shares	—		(131)	(2)
Income from continuing operations available for common shareholders, adjusted	$43,413		$61,136

Weighted average common shares - diluted	75,489		75,145
Earnings per share - diluted	$0.58		$0.81

(1) For both the three months ended March 31, 2016 and 2015, 4.2 million operating partnership units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

(2) For the three months ended March 31, 2015, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3.    Earnings per OP Unit of MAALP

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per OP unit. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three months ended March 31, 2016 and 2015 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended March 31,
	2016	2015
Units Outstanding
Weighted average OP Units - basic	75,249	79,336
Effect of dilutive securities	240	—	(1)
Weighted average OP Units - diluted	75,489	79,336

Calculation of Earnings per Unit - basic
Income from continuing operations	$45,808	$64,677
Income from continuing operations allocated to unvested restricted common units	(110)	(131)
Income from continuing operations available for common unitholders, adjusted	$45,698	$64,546

Weighted average OP Units - basic	75,249	79,336
Earnings per unit - basic	$0.61	$0.81

Calculation of Earnings per Unit - diluted
Income from continuing operations	$45,808	$64,677
Income from continuing operations allocated to unvested restricted common units	—	(131)	(1)
Income from continuing operations available for common unitholders, adjusted	$45,808	$64,546

Weighted average OP Units - diluted	75,489	79,336
Earnings per unit - diluted	$0.61	$0.81

(1) For three months ended March 31, 2015, 0.2 million potentially dilutive securities and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

4.    MAA Equity

Total equity and its components for the three-month periods ended March 31, 2016 and 2015 were as follows (dollars in thousands, except per share and per unit data):

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2015	$753	$3,627,074	$(634,141)	$(1,589)	$165,726	$3,157,823
Net income	—	—	43,413	—	2,395	45,808
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	—	(2,387)	(132)	(2,519)
Issuance and registration of common shares	1	89	—	—	—	90
Shares repurchased and retired	—	(1,730)	—	—	—	(1,730)
Shares issued in exchange for units	—	33	—	—	(33)	—
Shares issued in exchange from redeemable stock	—	123	—	—	—	123
Redeemable stock fair market value adjustment	—	—	(1,100)	—	—	(1,100)
Adjustment for noncontrolling interest ownership in operating partnership	—	40	—	—	(40)	—
Amortization of unearned compensation	—	2,078	—	—	—	2,078
Dividends on common stock ($0.82 per share)	—	—	(61,928)	—	—	(61,928)
Dividends on noncontrolling interest units ($0.82 per unit)	—	—	—	—	(3,412)	(3,412)
EQUITY BALANCE MARCH 31, 2016	$754	$3,627,707	$(653,756)	$(3,976)	$164,504	$3,135,233

	Mid-America Apartment Communities, Inc. Shareholders' Equity
	Common Stock Amount	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
EQUITY BALANCE DECEMBER 31, 2014	$752	$3,619,270	$(729,086)	$(412)	$161,287	$3,051,811
Net income	—	—	61,267	—	3,410	64,677
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	—	(2,041)	(114)	(2,155)
Issuance and registration of common shares	1	7	—	—	—	8
Shares repurchased and retired	—	(937)	—	—	—	(937)
Shares issued in exchange for units	—	46	—	—	(46)	—
Redeemable stock fair market value adjustment	—	—	(209)	—	—	(209)
Adjustment for noncontrolling interest ownership in operating partnership	—	128	—	—	(128)	—
Amortization of unearned compensation	—	1,462	—	—	—	1,462
Dividends on common stock ($0.77 per share)	—	—	(58,034)	—	—	(58,034)
Dividends on noncontrolling interest units ($0.77 per unit)	—	—	—	—	(3,226)	(3,226)
EQUITY BALANCE MARCH 31, 2015	$753	$3,619,976	$(726,062)	$(2,453)	$161,183	$3,053,397

5.    MAALP Capital

Total capital and its components for the three-month periods ended March 31, 2016 and 2015 were as follows (dollars in thousands, except per unit data):

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2015	$165,726	$2,993,696	$(1,618)	$3,157,804
Net income	2,395	43,413	—	45,808
Other comprehensive loss - derivative instruments (cash flow hedges)	—	—	(2,519)	(2,519)
Issuance of units	—	90	—	90
Units repurchased and retired	—	(1,730)	—	(1,730)
General partner units issued in exchange for limited partner units	(33)	33	—	—
Units issued in exchange for redeemable units	—	123	—	123
Redeemable units fair market value adjustment	—	(1,100)	—	(1,100)
Adjustment for limited partners' capital at redemption value	(172)	172	—	—
Amortization of unearned compensation	—	2,078	—	2,078
Distributions ($0.82 per unit)	(3,412)	(61,928)	—	(65,340)
CAPITAL BALANCE MARCH 31, 2016	$164,504	$2,974,847	$(4,137)	$3,135,214

	Mid-America Apartments, L.P. Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2014	$161,310	$2,890,858	$(376)	$3,051,792
Net income	3,410	61,267	—	64,677
Other comprehensive income - derivative instruments (cash flow hedges)	—	—	(2,155)	(2,155)
Issuance of units	—	8	—	8
Units repurchased and retired	—	(937)	—	(937)
General partner units issued in exchange for limited partner units	(46)	46	—	—
Redeemable units fair market value adjustment	—	(209)	—	(209)
Adjustment for limited partners' capital at redemption value	(128)	128	—	—
Amortization of unearned compensation	—	1,462	—	1,462
Distributions ($0.77 per unit)	(3,226)	(58,034)	—	(61,260)
CAPITAL BALANCE MARCH 31, 2015	$161,320	$2,894,589	$(2,531)	$3,053,378

6.           Borrowings

The weighted average interest rate at March 31, 2016 for the $3.44 billion of debt outstanding was 3.7%, compared to the weighted average interest rate of 3.7% on $3.43 billion of debt outstanding at December 31, 2015. Our debt consists of an unsecured credit facility, unsecured term loans, senior unsecured notes, a secured credit facility with Fannie Mae, and secured property mortgages. We utilize fixed rate borrowings, interest rate swaps, and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

At March 31, 2016, we had $2.1 billion of senior unsecured notes and term loans fixed at an average interest rate of 3.9% and a $750 million variable rate credit facility with an average interest rate of 1.4% with $130.0 million borrowed at March 31, 2016. Additionally, we had $115.0 million (after considering the impact of interest rate swap and cap agreements in effect) of conventional, secured variable rate debt outstanding at an average interest rate of 1.1% and $75.0 million of capped conventional, secured variable rate debt at an average interest rate of 1.1%. The interest rate on all other secured debt, totaling $1.0 billion, was hedged or fixed at an average interest rate of 4.0%.

Unsecured Credit Facility

We maintain a $750.0 million unsecured credit facility with fifteen banks led by KeyBank National Association, or the KeyBank Facility. The KeyBank Facility includes an expansion option up to $1.5 billion. The KeyBank Facility bears an interest rate of LIBOR plus a spread of 0.85% to 1.55% based on an investment grade pricing grid and is currently bearing interest at an all-in rate of 1.43%. This credit line expires in April 2020 with an option to extend for an additional six months. At March 31, 2016, we had $130.0 million actually borrowed under this facility, and another approximately $2.8 million used to support letters of credit.

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

Senior Unsecured Notes

As of March 31, 2016, we have approximately $1.2 billion of publicly issued notes and $310.0 million of private placement notes. These senior unsecured notes have maturities ranging from five to 12 years, averaging 7.5 years remaining until maturity as of March 31, 2016.

Secured Credit Facility

We maintain a $240.0 million secured credit facility with Prudential Mortgage Capital, which is credit enhanced by Fannie Mae, or the Fannie Mae Facility. The Fannie Mae Facility provides for both fixed and variable rate borrowings and has Fannie Mae rate tranches with maturities from 2016 through 2018. The interest rate on the majority of the variable portion renews every 90 days and is based on the Fannie Mae discount mortgage backed security rate on the date of renewal, which, for the Company, has historically approximated three-month LIBOR less an average of 0.17% over the life of the Fannie Mae Facility, plus a fee of 0.62%. Borrowings under the Fannie Mae Facility totaled $240.0 million at March 31, 2016, consisting of $50.0 million under a fixed portion at a rate of 4.7%, and the remaining $190.0 million under the variable rate portion of the facility at an average rate of 1.1%. The available borrowing capacity at March 31, 2016, was $240.0 million.

Secured Property Mortgages

At March 31, 2016, we had $1.0 billion of fixed rate conventional property mortgages with an average interest rate of 4.0% and an average maturity in 2019.

On February 1, 2016, we paid off a $13.4 million mortgage associated with the Colonial Village at Matthews apartment community. The loan was scheduled for maturity in March 2016.

On March 1, 2016, we paid off a $20.2 million mortgage associated with the Verandas at Southwood apartment community. The payoff was a scheduled maturity of the loan.

In addition to these payoffs, we have paid $1.9 million associated with property mortgage principal amortizations.

Guarantees

MAA fully and unconditionally guarantees the following debt incurred by the Operating Partnership:

•	$240.0 million of the Fannie Mae Facility, of which $240.0 million has been borrowed as of March 31, 2016; and

•	$310.0 million of senior unsecured notes, all of which has been borrowed as of March 31, 2016.

Total Outstanding Debt

The following table summarizes the Company's indebtedness at March 31, 2016, (dollars in thousands):

	Borrowed Balance	Effective Rate	Average Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$977,232	4.0%	8/22/2019
Fannie Mae conventional credit facility	50,000	4.7%	3/31/2017
Total fixed rate secured debt	$1,027,232	4.0%	7/11/2019

Variable Rate Secured Debt (1)
Fannie Mae conventional credit facility	190,000	1.1%	8/26/2017
Total variable rate secured debt	$190,000	1.1%	8/26/2017

Fair market value adjustments and debt issuance costs	30,517
Total Secured Debt	$1,247,749	3.6%	3/26/2019

Unsecured Debt
Variable rate credit facility	$130,000	1.4%	4/15/2020
Term loan fixed with swaps	550,000	3.1%	11/10/2017
Fixed rate bonds	1,535,246	4.2%	9/16/2023
Fair market value adjustments, debt issuance costs and discounts	(19,032)
Total Unsecured Debt	$2,196,214	3.7%	1/10/2022

Total Outstanding Debt	$3,443,963	3.7%	1/5/2021

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three months ended March 31, 2016 and 2015, we recorded ineffectiveness of $43,000 (increase to interest expense) and $60,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt and due to the designation of acquired interest rate swaps with a non-zero fair value at inception.

Amounts reported in "Accumulated other comprehensive income" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate or fixed-rate debt. During the next twelve months, we estimate that an additional $3.6 million will be reclassified to earnings as an increase to Interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of March 31, 2016, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	3	$75,000,000
Interest Rate Swaps	7	$550,000,000

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the
Three months ended March 31, 2016 and 2015 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain or (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31,	2016	2015	2016	2015	2016	2015

Interest rate contracts	$(3,705)	$(4,347)	$(1,186)	$(2,192)	$(43)	$(60)

Derivatives Not Designated as Hedging Instruments
Three months ended March 31,					2016	2015

Interest rate contracts					$—	$(3)

Credit-Risk-Related Contingent Features

As of March 31, 2016, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $13.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $12.3 million at March 31, 2016.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2016, we had not breached the provisions of these agreements. If we had breached these provisions, we could have been required to settle our obligations under the agreements at the termination value of $13.0 million.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Condensed Consolidated Balance Sheets.

We did not have any asset or liability derivative balances that were offsetting that would have resulted in reported net derivative balances differing from the recorded gross amount of derivative assets of $2,000 and $6,000 as of March 31, 2016 and December 31, 2015, respectively, in addition to gross recorded derivative liabilities of $12.3 million and $10.4 million as of March 31, 2016 and December 31, 2015, respectively.

Other Comprehensive Income

MAA's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The chart below shows the change in the balance for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Changes in Accumulated Other Comprehensive Income by Component	Affected Line Item in the Consolidated Statements Of Operations
		Gains and Losses on Cash Flow Hedges
For the three months ended March 31,		2016	2015
Beginning balance		$(1,589)	$(412)
Other comprehensive income (loss) before reclassifications		(3,705)	(4,347)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	1,186	2,192
Net current-period other comprehensive loss (income) attributable to noncontrolling interest		132	114
Net current-period other comprehensive (loss) income attributable to MAA		(2,387)	(2,041)
Ending balance		$(3,976)	$(2,453)

See also discussions in Note 8 (Fair Value Disclosure of Financial Instruments) to the Condensed Consolidated Financial Statements.

8.           Fair Value Disclosure of Financial Instruments

Fair value is based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 - Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Financial Instruments Not Carried at Fair Value
At March 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits approximated their carrying value due to their short term nature.

Fixed rate notes payable at March 31, 2016 and December 31, 2015, totaled $2.57 billion and $2.61 billion, respectively, and had estimated fair values of $2.72 billion and $2.71 billion (excluding prepayment penalties), respectively, as of March 31, 2016 and December 31, 2015. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at March 31, 2016 and December 31, 2015, totaled $0.87 billion and $0.82 billion, respectively, and had estimated fair values of $0.84 billion and $0.82 billion (excluding prepayment penalties), respectively, as of March 31, 2016 and December 31, 2015. The valuation of our debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. Our variable rates reset every 30 to 90 days and we conclude that these rates reasonably estimate current market rates. We have determined that inputs used to value our debt fall within Level 2 of the fair value hierarchy and therefore our fair market valuation of debt is considered Level 2 in the fair value hierarchy.

Financial Instruments Carried at Fair Value

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

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of March 31, 2016 and December 31, 2015 were classified as Level 2 in the fair value hierarchy.

The table below presents a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2016
(dollars in thousands)

Derivatives in cash flow hedging relationships	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Assets
Interest rate contracts	Other assets	$—	$2	$—	$2
Liabilities
Interest rate contracts	Fair market value of interest rate swaps	$—	$12,257	$—	$12,257

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015
(dollars in thousands)

Derivatives in cash flow hedging relationships	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Assets
Interest rate contracts	Other assets	$—	$6	$—	$6
Liabilities
Interest rate contracts	Fair market value of interest rate swaps	$—	$10,358	$—	$10,358

The fair value estimates presented herein are based on information available to management as of March 31, 2016 and December 31, 2015.  These estimates are not necessarily indicative of the amounts we could ultimately realize.  See also discussions in Note 7 (Derivatives and Hedging Activities) to the Condensed Consolidated Financial Statements.

9.           Shareholders' Equity of MAA

On March 31, 2016, 75,505,025 shares of MAA's common stock and 4,162,163 OP Units were issued and outstanding, representing a total of 79,667,188 shares and units. At March 31, 2015, 75,345,023 shares of MAA's common stock and 4,189,966 OP Units were outstanding, representing a total of 79,534,989 shares and units. There were 58,112 outstanding options to purchase shares of MAA's common stock as of March 31, 2016 compared to 74,454 outstanding options as of March 31, 2015.

During the three months ended March 31, 2016, 18,887 shares of MAA's common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the three months ended March 31, 2015, 11,646 shares were acquired for that purpose.

During the three months ended March 31, 2016 and 2015, there were no stock options exercised.

10.    Partners' Capital of MAALP

OP Units

Interests in the Operating Partnership are represented by Operating Partnership Units, or OP Units. As of March 31, 2016, there were 79,667,188 OP Units outstanding, 75,505,025 or 94.8% of which were owned by MAA, MAALP's general partner. The remaining 4,162,163 OP Units were owned by non-affiliated limited partners, or Class A Limited Partners. As of March 31, 2015, there were 79,534,989 OP Units outstanding, 75,345,023 or 94.7% of which were owned by MAA and 4,189,966 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of the Operating Partnership subject to the restrictions specifically contained within the Operating Partnership's agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on the Operating Partnership's assets; and distribution of cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. The general partner may delegate these and other powers granted if MAA remains in supervision of the designee.

Under the Partnership Agreement, the Operating Partnership may issue Class A Units and Class B Units. Class A Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of the Operating Partnership, while Class B Units may only be held by MAA, in its capacity as general partner of the Operating Partnership, and as of March 31, 2016, a total of 4,162,163 Class A Units in the Operating Partnership were held by limited partners unaffiliated with MAA, while a total of 75,505,025 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of the Operating Partnership's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A Units is also limited by the Partnership Agreement.

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

At March 31, 2016, a total of 4,162,163 Class A Units were outstanding and redeemable for 4,162,163 shares of MAA common stock, with an approximate value of $425.4 million, based on the closing price of MAA’s common stock on March 31, 2016 of $102.21 per share. At March 31, 2015, a total of 4,189,966 Class A Units were outstanding and redeemable for 4,189,966 shares of MAA common stock, with an approximate value of $323.8 million, based on the closing price of MAA’s common stock on March 31, 2015 of $77.27 per share.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

11.     Legal Proceedings

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. During the the three months ended March 31, 2016, we reached a settlement agreement in principle with the plaintiffs. Subsequent to quarter end, the court approved the settlement, and a settlement agreement among all remaining parties to the litigation was executed, effectively concluding the cases. We have included the amount of this settlement agreement in our loss contingency.

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

As of March 31, 2016 and December 31, 2015, our accrual for loss contingencies was $14.0 million and $13.5 million in the aggregate, respectively.

12.           Segment Information

As of March 31, 2016, we owned 255 multifamily apartment communities in 15 different states from which we derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations of each of our apartment communities on a Large Market Same Store, Secondary Market Same Store, and Non-Same Store and Other basis, as well as an individual apartment community basis. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. The following are the three reportable operating segments for MAA and the Operating Partnership:

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

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up, communities that have been identified for disposition, and communities that have undergone a significant casualty loss. Also included in non same store communities are non-multifamily activities, which represent less than 1% of our portfolio.

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

Revenues and NOI for each reportable segment for the three month periods ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Revenues
Large Market Same Store	$158,721	$149,826
Secondary Market Same Store	83,593	79,919
Non-Same Store and Other	26,702	28,807
Total operating revenues	$269,016	$258,552

NOI
Large Market Same Store	$98,079	$91,370
Secondary Market Same Store	53,173	49,909
Non-Same Store and Other	16,883	16,624
Total NOI	168,135	157,903
Depreciation and amortization	(75,127)	(73,112)
Acquisition expense	(713)	(339)
Property management expense	(9,004)	(8,492)
General and administrative expense	(6,582)	(6,567)
Interest and other non-property income (expense)	32	(210)
Interest expense	(32,211)	(30,848)
Gain (loss) on debt extinguishment/modification	3	(3,376)
Gain on sale of depreciable real estate assets	755	30,228
Net casualty loss after insurance and other settlement proceeds	(947)	(19)
Income tax expense	(288)	(510)
Gain on sale of non-depreciable real estate assets	1,627	—
Gain from real estate joint ventures	128	19
Net income attributable to noncontrolling interests	(2,395)	(3,410)
Net income available for MAA common shareholders	$43,413	$61,267

Assets for each reportable segment as of March 31, 2016 and December 31, 2015, were as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Assets
Large Market Same Store	$3,733,104	$3,768,455
Secondary Market Same Store	1,647,418	1,661,956
Non-Same Store and Other	1,392,230	1,344,833
Corporate assets	55,169	72,537
Total assets	$6,827,921	$6,847,781

The decrease in the Large and Secondary Market Same Store categories and the increases in the Non-Same Store category as of March 31, 2016, as compared to December 31, 2015, is due to properties identified for disposition in 2016 being removed from the Same Store categories.

13.           Real Estate Acquisitions and Dispositions

The following chart shows our acquisition activity for the three months ended March 31, 2016:

Community	Location	Units	Date Acquired
The Apartments at Cobblestone Square	Fredericksburg, Virginia	314	March 1, 2016

The following chart shows our disposition activity for the three months ended March 31, 2016:

Community	Location	Sq. Ft./Acres	Date Sold
McKinney (1)	McKinney, Texas	30 acres	February 5, 2016
Colonial Promenade Nord du Lac	Covington, Louisiana	295,447 sq. ft.	March 28, 2016
Colonial Promenade Nord du Lac - Outparcels	Covington, Louisiana	25 acres	March 28, 2016

(1) This property, consisting of undeveloped land was sold by McDowell CRLP McKinney JV, LLC, a joint venture, in which MAA owned a 25% interest.

14.           Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2015-02 , Consolidation (Topic 810)
ASU 2015-02, affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities.

This ASU is effective for annual periods ending after December 15, 2015.
We adopted this ASU effective January 1, 2016, and there was no material effect on our consolidated financial position or results of operations taken as a whole. While adoption of the new standard did not result in the consolidation of entities not previously consolidated or the de-consolidation of any entities previously consolidated, the Operating Partnership is now classified as a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. Thus, the Company is the primary beneficiary of, and continues to consolidate MAALP.

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

ASU 2016-02, Leases
This ASU amends existing accounting standards for lease accounting and establishes the principles for lease accounting for both the lessee and lessor. requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.
This ASU is effective for annual reporting periods beginning after December 15, 2018; however, early adoption is permitted.
The standard must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently in the process of evaluating the impact of this ASU, but do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This ASU amends existing accounting standards for certain aspects of share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.
This ASU is effective for annual reporting periods beginning after December 15, 2016; however, early adoption is permitted.
The standard must be adopted using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. We are currently in the process of evaluating the impact of this ASU, but do not expect the adoption of this ASU to have a material impact on our consolidated financial position or results of operations taken as a whole.

15. Subsequent Events

Disposition

On April 7, 2016 and April 13, 2016, we sold 2.4 acres and 8.1 acres, respectively, of undeveloped commercial land adjacent to the Colonial Grand at Heathrow apartment community located in Heathrow, Florida.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 94.8% limited partner interest as of March 31, 2016. MAA conducts substantially all of its business through the Operating Partnership and the Operating Partnership’s various subsidiaries.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes appearing elsewhere in this Report.  Historical results and trends that might appear in the following discussion or in the Condensed Consolidated Financial Statements should not be interpreted as being indicative of future operations.

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

•	inability to attract and retain qualified personnel;

•	potential liability for breaches of our privacy or information security systems;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes;

•	litigation and compliance costs associated with laws requiring access for disabled persons; and

•	other risks identified in this Report and, from time to time, in other Reports we file with the SEC or in other documents that we publicly disseminate.

New factors may also emerge from time to time that could have a material adverse effect on our business. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Report is filed.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on February 26, 2016 for discussions of our critical accounting policies. During the three months ended March 31, 2016, there were no material changes to these policies.

Overview of the Three Months Ended March 31, 2016

We experienced a decrease in Consolidated net income for the three months ended March 31, 2016 over the three months ended March 31, 2015 as gains from the sale of real estate assets decreased year over year. The decrease in Consolidated net income was slightly offset as increases in revenues outpaced increases in expenses for the current year. The increase in revenue came from a 5.9% increase in our large market same store segment, a 4.6% increase in our secondary market same store segment and a 7.3% decrease in our non-same store and other segment. The increase in revenue for our large market same store segment and our secondary market same store segment was driven by a 4.5% increase in Average Effective Rent per Unit and a 0.6% increase in Average Physical Occupancy. The decrease in revenues in our non-same store and other segment was primarily a result of acquisition and disposition activity. The increase in expense came from a 3.7% increase in our large market same store segment and a 1.4% increase in our secondary market same store segment offset by a 19.4% decrease in our non-same store and other segment. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations, and communities identified for disposition. The drivers of these increases are discussed below in the "Results of Operations" section.

The following table shows our multifamily real estate assets as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Properties	255	265
Units	79,896	81,976
Development Units	628	634
Average Effective Rent/Unit for the three months ended March 31, 2016 or 2015, as applicable, excluding lease-up and development	$1,017	$959
Physical occupancy, excluding lease-up and development	96.7%	95.8%

Average effective monthly rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units.

Leasing concessions represent discounts to the current market rate. We believe average effective monthly rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit. See discussion of same store average rent per unit and occupancy comparisons in the "Trends" section below.

In addition to the multi-family assets detailed above, we also owned an interest in one commercial property totaling 30,000 square feet of leasable space at March 31, 2016.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Property Revenues

The following table shows our property revenues by segment for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	Increase (Decrease)	Percentage Increase (Decrease)
Large Market Same Store	$158,721	$149,826	$8,895	5.9%
Secondary Market Same Store	83,593	79,919	3,674	4.6%
Same Store Portfolio	242,314	229,745	12,569	5.5%
Non-Same Store and Other	26,702	28,807	(2,105)	(7.3)%
Total	$269,016	$258,552	$10,464	4.0%

The increases in property revenues from our large market same store and secondary market same store groups are primarily a result of increased average effective rent per unit of 4.5% and increased average physical occupancy of 0.6%.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes and insurance, utilities, and landscaping. The following table shows our property operating expenses by segment for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	Increase/(Decrease)	Percentage Increase/(Decrease)
Large Market Same Store	$60,642	$58,456	$2,186	3.7%
Secondary Market Same Store	30,420	30,010	410	1.4%
Same Store Portfolio	91,062	88,466	2,596	2.9%
Non-Same Store and Other	9,819	12,183	(2,364)	(19.4)%
Total	$100,881	$100,649	$232	0.2%

The increase in property operating expenses from our large market same store group is primarily a result of increases in real estate taxes of $1.5 million, water expenses of $0.6 million, and cable expenses of $0.1 million. The increase in property operating expenses from our secondary market same store group is primarily a result of increases in real estate taxes of $0.2 million and maintenance personnel expenses of $0.2 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2016 was approximately $75.1 million, an increase of $2.0 million from the three months ended March 31, 2015. The increases in depreciation and amortization expense are primarily due to asset additions made in the normal course of business.

Interest Expense

Interest Expense for the three months ended March 31, 2016 was approximately $32.2 million, an increase of $1.4 million from the three months ended March 31, 2015. The increase in interest expense is a direct result of the year over year increase in fixed rate unsecured notes payable of $38.5 million. This was offset partially by a decrease in secured notes payable of $54.9 million from the three months ended March 31, 2015.

Gain (Loss) on Debt Extinguishment

We recorded a gain on debt extinguishment of $3,000 for the three months ended March 31, 2016, as compared to a loss of $3.4 million from the three months ended March 31, 2015. The increase was primarily caused by the write-off of unamortized deferred financing costs in the prior year contributing to a loss on debt extinguishment, as opposed to three months ended March 31, 2016 in which no material activity was recorded.

Net Casualty Loss After Insurance and Settlement Proceeds

After receiving insurance payments and other settlement proceeds, we recorded a net casualty loss of $0.9 million during the three months ended March 31, 2016, while no material gain or loss was recorded during the three months ended March 31, 2015. The loss during the three months ended March 31, 2016 was a result of fire damage at three properties.

Gain on Sale of Depreciable Real Estate Assets

We recorded a gain on sale of depreciable real estate assets of $0.8 million for the three months ended March 31, 2016, a decrease of $29.5 million from the three months ended March 31, 2015. The gain recorded for the three months ended March 31, 2015 relates to the sale of four apartment communities, whereas for the three months ended March 31, 2016 only one commercial property was sold.

Net Income Attributable to MAA

Primarily as a result of the foregoing, net income attributable to MAA decreased by approximately $17.9 million for the three months ended March 31, 2016 from the three months ended March 31, 2015.

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

Core FFO, a non-GAAP financial measure represents FFO excluding certain non-cash or non-routine items such as acquisition, merger and integration expenses, mark-to-market debt adjustments and loss or gain on debt extinguishment. While our definition of Core FFO is similar to others in our industry, our precise methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs. Core FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. Management believes that Core FFO is helpful in understanding our operating performance in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance.

The following table is a reconciliation of Core FFO and FFO to consolidated net income for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015
Net income available for MAA common shareholders	$43,413	$61,267
Depreciation and amortization of real estate assets	74,322	72,453
Gain on sale of depreciable real estate assets	(755)	(30,228)
Gain on disposition within unconsolidated entities	—	(12)
Depreciation and amortization of real estate assets of real estate joint ventures	6	6
Net income attributable to noncontrolling interests	2,395	3,410
Funds from operations attributable to the Company	119,381	106,896
Acquisition expense	713	339
Gain on sale of non-depreciable real estate assets	(1,756)	—
Mark-to-market debt adjustment	(3,851)	(5,394)
(Gain) Loss on debt extinguishment	(3)	3,376
Core funds from operations attributable to the Company	$114,484	$105,217

FFO and Core FFO for the three months ended March 31, 2016 increased approximately $12.5 million and $9.3 million, respectively, from the three months ended March 31, 2015 primarily as a result of the increase in total property revenues of approximately $10.5 million discussed above that was only partially offset by the $0.2 million increase in property operating expenses and loss on debt extinguishment in 2015.

Trends

During the three months ended March 31, 2016, demand for apartments was strong, as it was during the three months ended March 31, 2015. This strength was evident on two fronts: occupancy and effective rent per unit. Same store physical occupancy ended March 2016 at 96.7% and average physical occupancy for the same store portfolio was 96.2% for the quarter. Same store effective rent per unit continued to grow, up 4.5% in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This compares to 3.9% growth achieved in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Southeast and Southwest regions of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of March 31, 2016, we were invested in approximately 40 defined Metropolitan Statistical Areas, with approximately 65% of our multifamily assets, based on gross assets, in large markets and 35% of our multifamily assets in select secondary markets.

According to U.S. Census Bureau data, as of March 31, 2016 multifamily permitting was down as compared to March 31, 2015.  While we believe the historical permitting will ultimately lead to a further increase in supply; we also believe the lack of new apartments in recent years, the downward trend of multifamily permitting, and the demand from new households will help keep supply and demand in balance in most markets. Also, we believe that more disciplined credit terms for residential mortgages should continue to favor rental demand at existing multi-family properties. Furthermore, rental competition from single family homes has not been a major competitive factor impacting our portfolio. For the three months ended March 31, 2016, move outs attributable to single family rentals was down as compared to the three months ended March 31, 2015. We have seen significant rental competition from single family homes in only a few of our submarkets. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the Southeast and Southwest) will continue to build apartment rental demand for our markets.

Our focus is on maintaining strong physical occupancy while increasing pricing where possible through our revenue management system. As noted above, physical occupancy ended March 2016 strong and also averaged about 60 basis points higher in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. As we move into the typically strong spring leasing season, the current level of physical occupancy puts us in a good position to maximize pricing in the second quarter of 2016.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. Benefits of improved practices such as monthly and intra-monthly lease expiration management and collections performance enable us to capture increased revenue. We also actively work on improving processes and products to reduce expenses, such as our on-site maintenance shop stocking program.

Liquidity and Capital Resources

Our cash flows from operating, investing, and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. The significant changes in cash due to operating, investing, and financing activities from the three months ended March 31, 2015 to the three months ended March 31, 2016 are as follows:

Operating Activities

Net cash flow provided by operating activities increased to $104.1 million for the three months ended March 31, 2016 from $102.9 million for the three months ended March 31, 2015. This change was a result of various items, including higher revenues as discussed above.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 was $65.9 million compared to net cash used in investing activities during the three months ended March 31, 2015 of $32.2 million. The primary drivers of this change were as follows:

	Primary drivers of cash inflow/(outflow) during the three months ended March 31,
	2016	2015	Increase/(Decrease) in Net Cash	Percentage Increase/(Decrease) in Net Cash
Proceeds from disposition of real estate assets	$32,481	$52,770	$(20,289)	(38.4)%
Purchases of real estate and other assets	$(61,930)	$(48,685)	$(13,245)	(27.2)%
Funding of escrow for future acquisitions	$—	$(6,431)	$6,431	100.0%
Development	$(13,020)	$(5,034)	$(7,986)	(158.6)%
Distributions from real estate joint ventures	$1,418	$6	$1,412	23,533.3%

The decrease in proceeds from the disposition of real estate assets resulted from the sale of one commercial property during the three months ended March 31, 2016 compared to the sale of four apartment communities during the three months ended March 31, 2015. The increase in cash outflows from purchases of real estate and other assets resulted from the cost of the acquisition of one apartment community during the three months ended March 31, 2016 compared to cost the acquisition of one apartment community and two land parcels during the three months ended March 31, 2015. The decrease in cash outflows from funding of escrow for future acquisitions resulted from having no funding or releases related to 1031(b) transactions during the three months ended March 31, 2016 compared to the funding of two 1031(b) transactions during the three months ended March 31, 2015. The increase in cash outflows for development resulted from the timing of development spending for projects commencing during the three months ended March 31, 2016. The increase in distributions from real estate joint ventures primarily resulted from the receipt of funds from the sale of one joint venture property during the three months ended March 31, 2016, while no joint venture properties were sold during the three months ended March 31, 2015.

Financing Activities

Net cash used in financing activities decreased to $47.5 million for the three months ended March 31, 2016 from $75.8 million for the three months ended March 31, 2015. The primary drivers of this change are as follows:

	Primary drivers of cash inflow/(outflow) during the three months ended March 31,
	2016	2015	(Decrease)/Increase in Net Cash	Percentage (Decrease)/Increase in Net Cash
Net change in credit lines	$55,000	$3,885	$51,115	1,315.7%
Principal payments on notes payable	$(35,494)	$(17,472)	$(18,022)	(103.1)%
Dividends paid on common shares	$(61,857)	$(57,840)	$(4,017)	(6.9)%

The increase in cash inflows related to the net change in credit lines resulted from the borrowing of $125.0 million and repayment of $70.0 million on our KeyBank unsecured credit facility during the three months ended March 31, 2016 compared to the borrowing of $120.0 million on our KeyBank unsecured credit facility and the repayment of $116.1 million on our Fannie Mae secured credit facility during the three months ended March 31, 2015. The increase in cash outflows from principal payments on notes payable primarily resulted from paying off approximately $33.6 million of secured property mortgages during the three months ended March 31, 2016 compared to paying off approximately $15.2 million of secured property mortgages during the three months ended March 31, 2015. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $0.82 per share during the three months ended March 31, 2016 from $0.77 per share during the three months ended March 31, 2015.

Net cash provided by operating activities (computed in accordance with GAAP) was in excess of our funding of normal capital improvements to existing real estate assets, distributions to unitholders and dividends paid on common shares for both the three months ended March 31, 2016 and 2015. While we had sufficient liquidity to permit dividend distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to shareholders at the current rate, in which event we would be required to reduce the dividend distribution rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new properties. To the extent additional capital resources are required or deemed desirable, we may issue, from time to time equity or debt securities.

Equity

As of March 31, 2016, MAA owned 75,505,025 OP Units, comprising a 94.8% limited partnership interest in the Operating Partnership, while the remaining 4,162,163 outstanding OP Units were held by limited partners of the Operating Partnership. Holders of OP Units (other than MAA and its corporate affiliates) may require us to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, MAA has registered the 4,162,163 shares of its common stock, which as of March 31, 2016, were issuable upon redemption of OP Units under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets.

For more information regarding our equity capital resources, see Note 9 and Note 10 to the Condensed Consolidated Financial Statements included in this report.

Debt

The following schedule outlines our variable and fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of March 31, 2016 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$1,027,232	3.3	4.0%
Conventional - Variable Rate - Capped (1)	75,000	1.6	1.1%
Total Fixed or Hedged Rate Maturity	$1,102,232	3.2	3.8%
Conventional - Variable Rate	115,000	0.1	1.1%
Fair Market Value Adjustments and Debt Issuance Costs	30,517
Total Secured Rate Maturity	$1,247,749	2.9	3.6%
UNSECURED DEBT
Fixed Rate or Swapped	$2,085,246	5.9	3.9%
Variable Rate	130,000	0.1	1.4%
Fair Market Value Adjustments, Debt Issuance Costs and Discounts	(19,032)
Total Unsecured Rate Maturity	$2,196,214	5.6	3.7%
TOTAL DEBT RATE MATURITY	$3,443,963	4.6	3.7%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$3,198,963	4.9	3.9%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.5% of LIBOR for conventional caps.

As of March 31, 2016, we had entered into interest rate swaps totaling a notional amount of $550.0 million related to issued debt. To date, these swaps have proven to be highly effective hedges. We had also entered into interest rate cap agreements totaling a notional amount of approximately $75.0 million as of March 31, 2016.

The following schedule outlines the contractual maturity dates of our outstanding debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2016 (dollars in thousands):

	Amount Borrowed
	Credit Facilities
	Fannie Mae Secured	KeyBank Unsecured	Other Secured	Other Unsecured	Total
2016	$80,000	$—	$—	$76,418	$156,418
2017	80,000	—	60,503	17,964	158,467
2018	80,000	—	91,008	300,762	471,770
2019	—	—	546,988	19,937	566,925
2020	—	130,000	169,554	149,723	449,277
Thereafter	—	—	139,696	1,501,410	$1,641,106
Total	$240,000	$130,000	$1,007,749	$2,066,214	$3,443,963

The following schedule outlines the interest rate maturities of our outstanding fixed or hedged debt, net of fair market value adjustments, debt issuance costs and discounts, as of March 31, 2016 (dollars in thousands):

	Fixed Rate Debt	Interest Rate Swaps	Total Fixed Rate Balances	Contract Rate	Interest Rate Caps	Total Fixed or Hedged

2016	$76,418	$—	$76,418	6.1%	$25,000	$101,418
2017	128,467	298,979	427,446	3.0%	25,000	452,446
2018	140,895	250,876	391,771	4.1%	25,000	416,771
2019	566,925	—	566,925	5.7%	—	566,925
2020	169,554	—	169,554	4.8%	—	169,554
Thereafter	1,491,849	—	1,491,849	4.3%	—	1,491,849
Total	$2,574,108	$549,855	$3,123,963	4.4%	$75,000	$3,198,963

Unsecured Credit Facilities

On October 15, 2015, the Operating Partnership entered into a $750.0 million unsecured revolving credit facility agreement with KeyBank National Association and fourteen other banks. This credit facility replaced the Operating Partnership's previous unsecured credit facility with KeyBank. Interest rate is determined using an investment grade pricing grid using LIBOR plus a spread of 0.85% to 1.55%. As of March 31, 2016, we had $130.0 million borrowed under this facility, bearing interest at a rate of LIBOR plus 1.00%. This facility serves as our primary source of short term liquidity and has an accordion feature that we may use to expand its capacity to $1.5 billion. This facility matures an April 15, 2020.

Unsecured Term Loans

In addition to our unsecured credit facility, we maintain three unsecured term loans. We had total borrowings of $550.0 million outstanding under these term loan agreements at March 31, 2016.

The $250.0 million Wells Fargo term loan bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt. The loan matures on August 1, 2018. As of March 31, 2016, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million U.S. Bank term loan bears interest at a rate of LIBOR plus a spread of 0.90% to 1.90% based on the credit ratings of our unsecured debt The loan matures on March 1, 2020. As of March 31, 2016, this loan was bearing interest at a rate of LIBOR plus 1.15%.

The $150.0 million term loan agreement with KeyBank bears interest at a rate of LIBOR plus a spread of 0.90% to 1.75% based on the credit ratings of our unsecured debt. The loan matures on March 1, 2021. As of March 31, 2016, this loan was bearing interest at a rate of LIBOR plus 1.10%.

Senior Unsecured Notes

We have also issued both public and private unsecured senior notes. As of March 31, 2016, we have approximately $1.2 billion of publicly issued notes and $310.0 million of private placement notes. In October 2013 we issued $350.0 million senior notes due 2023 with a coupon of 4.30%, paid semi-annually on April 15 and October 15. In June 2014 we issued $400.0 million senior notes due 2024 with a coupon of 3.75%, paid semi-annually on June 15 and December 15. In November 2015 we issued $400.0 million senior notes due 2025 with a coupon of 4.00%, paid semi-annually on May 15 and November 15. We also assumed approximately $75.3 million in senior notes as part of the Colonial merger. As of March 31, 2016 all of these amounts remained outstanding.

On July 29, 2011, we issued $135.0 million of senior unsecured notes. The notes were offered in a private placement with three maturity tranches: $50.0 million at 4.7% maturing on July 29, 2018, $72.8 million at 5.4% maturing on July 29, 2021; and $12.3 million at 5.6% maturing on July 29, 2023; all of which was outstanding at March 31, 2016.

On August 31, 2012, we issued $175 million of senior unsecured notes. The notes were offered in a private placement with four tranches: $18.0 million at 3.15% maturing on November 30, 2017; $20.0 million at 3.61% maturing on November 30,

2019; $117.0 million at 4.17% maturing on November 30, 2022; and $20.0 million at 4.33% maturing on November 30, 2024, all of which was outstanding at March 31, 2016.

Secured Credit Facilities

Approximately 7.0% of our outstanding obligations at March 31, 2016 were borrowed through a credit facility credit enhanced by Fannie Mae, also referred to as the Fannie Mae Facility. The Fannie Mae Facility has a combined line limit of $240.0 million, of which $240.0 million was collateralized, available to borrow, and borrowed at March 31, 2016. Various Fannie Mae rate tranches of the Fannie Mae Facility mature from 2016 through 2018. The Fannie Mae Facility provides for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the Fannie Mae DMBS rate which are credit-enhanced by Fannie Mae and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR less a spread that has averaged 0.17% over the life of the Fannie Mae Facility, plus a credit enhancement fee of 0.62%. We have seen more volatility in the spread between the DMBS and three-month LIBOR since late 2007 than was historically prevalent.

Secured Property Mortgages

We also maintain secured property mortgages with Fannie Mae, Freddie Mac, and various life insurance companies. These mortgages are usually fixed rate and can range from five to 10 years in maturity. As of March 31, 2016, we had $1.0 billion of secured property mortgages.

For more information regarding our debt capital resources, see Note 6 to the Condensed Consolidated Financial Statements included in this Report.

The following table reflects our total contractual cash obligations which consist of our long-term debt, development fees and operating leases as of March 31, 2016 (dollars in thousands):

Contractual Obligations (1)	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt Obligations (2)	$161,571	$165,075	$472,947	$546,804	$438,278	$1,647,803	$3,432,478
Fixed Rate or
Swapped Interest (3)	110,622	119,383	109,808	81,536	67,767	200,341	689,457
Purchase Obligations (4)	964	—	—	—	—	—	964
Operating Lease Obligations	317	171	32	5	4	—	529
Total	$273,474	$284,629	$582,787	$628,345	$506,049	$1,848,144	$4,123,428

(1) Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.
(2) Represents principal payments gross of discounts, debt issuance costs and fair market value of debt assumed.
(3) Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 7 to the Condensed Consolidated Financial Statements included in this Report.
(4) Represents development fees.

Off-Balance Sheet Arrangements

At March 31, 2016, and 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Note 14 to the Consolidated Financial Statements of included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 26, 2016.

As of March 31, 2016, we had a 33.3% ownership interest in a joint venture that owns the Land Title Building in Birmingham, Alabama, which consists of 29,971 square feet of commercial space.

Our investments in our real estate joint ventures are unconsolidated and are recorded using the equity method for the joint ventures in which we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2015. We believe that our current property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operation.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

Note 14 to the Condensed Consolidated Financial Statements included in this Report provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. At March 31, 2016, 29.7% of our total capitalization consisted of borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and interest rate swaps and caps, which mitigate our interest rate risk on a related financial instrument and effectively fix or cap the interest rate on a portion of our variable debt or on future refinancings. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. At March 31, 2016, approximately 92.9% of our outstanding debt was subject to fixed or capped rates after considering related derivative instruments. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. Our involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates and we do not expect to use them for trading or other speculative purposes.

There have been no material changes in our market risk as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Item 4.   Controls and Procedures.

Mid-America Apartment Communities, Inc.

Management’s Evaluation of Disclosure Controls and Procedures

MAA's management, with the participation of MAA's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA's disclosure controls and procedures as of March 31, 2016 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, MAA's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by MAA in its Exchange Act Filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to MAA's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, MAA's internal control over financial reporting.

Mid-America Apartments, L.P.

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of March 31, 2016 pursuant to Exchange Act Rule 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, as that term is defined in Rule 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

We, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta at James Island in Charleston, South Carolina. The Regatta at James Island property was developed by certain of our subsidiaries prior to MAA's merger with Colonial and constructed by Colonial Construction Services, LLC. The condominiums were constructed in 2006 and all 212 units were sold. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the unit owners (purportedly on behalf of all unit owners), were filed in South Carolina state court (Charleston County) in August 2012, against various parties involved in the development and construction of the Regatta at James Island property, including the contractors, subcontractors, architect, developer, and product manufacturers. During the three months ended March 31, 2016, we reached a settlement agreement in principle with the plaintiffs. On April 11, 2016, the court approved the settlement, and a settlement agreement among all remaining parties to the litigation was executed, effectively concluding the cases. We have included the amount of this settlement agreement in our loss contingency.

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

For more information regarding our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on February 26, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart shows repurchases of shares for the three-month period ended March 31, 2016:

MAA Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units)That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2016 - January 31, 2016	—	$—	—	4,000,000
February 1, 2016 - February 29, 2016	—	$—	—	4,000,000
March 1, 2016 - March 31, 2016	—	$—	—	4,000,000

Total	—	$—	—	4,000,000

(1)	This number reflects the amount of shares of MAA's common stock that were available for purchase under the 4,000,000 share repurchase program authorized by MAA's Board of Directors in 2015.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Report.

Exhibit Number	Exhibit Description
10.1
MAA Non-Qualified Deferred Executive Compensation Retirement Plan Amended and Restated Effective January 1, 2016 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference)

11.1	Statement re Computation of Per Share Earnings (included within this Quarterly Report on Form 10-Q)
12.1	Statements re Computation of Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Statements re Computation of Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.3
Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.4
Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended March 31, 2016, filed with the SEC on May 6, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	May 6, 2016	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
	By:	Mid-America Apartment Communities, Inc., its general partner

Date:	May 6, 2016	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
MAA Non-Qualified Deferred Executive Compensation Retirement Plan Amended and Restated Effective January 1, 2016 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 26, 2016 and incorporated herein by reference)

11.1	Statement re Computation of Per Share Earnings (included within this Quarterly Report on Form 10-Q)
12.1	Statements re Computation of Consolidated Ratio of Earnings to Fixed charges for MAA
12.2	Statements re Computation of Consolidated Ratio of Earnings to Fixed charges for MAALP
31.1	Certification of Chief Executive Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of MAA Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Certification of Chief Financial Officer of MAA Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.3
Certification of Chief Executive Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.4
Certification of Chief Financial Officer of MAA, in its capacity as general partner of MAALP, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101
The following financial information from Mid-America Apartment Communities, Inc.’s (MAA) and Mid-America Apartments, L.P.'s (MAALP) Report for the period ended March 31, 2016, filed with the SEC on May 6, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).